Form 10-Q
period 1996-03-31
EAGLE FINANCIAL SERVICES INC
filed 1996-06-03
CIK 880641

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                             -----------------------

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              ---------------------

                 For the quarterly period ended: March 31, 1996

                          EAGLE FINANCIAL SERVICES, INC
             (Exact name of registrant as specified in its charter)

Virginia                                                 54-1601306
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                           identification no.)

Post Office Box 391, Berryville, Virginia                22611
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area
code:                                                    540-955-2510

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes______X________                              No________________

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Class                                                    Outstanding at
Common Stock, $2.50 par value                            May 10, 1996
                                                         695,283

No Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements.

         The following financial statements are provided at the page numbers indicated.

         Consolidated Balance Sheets as of
         March 31, 1996 and December 31, 1995.................................7

         Consolidated Statements of Income for
         the Three Months Ended March 31, 1996 and 1995.......................8

         Consolidated Statement of Changes in Stockholder's
         Equity for the Three Months Ended March 31, 1996 and 1995............9

         Consolidated Statements of Cash Flows for
         the Three Months Ended March 31, 1996 and 1995.................10 - 11


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Eagle Financial Services, Inc. had net income of $310,099 in the first three months of 1996. The Company had net income in the first three months of 1995 of $286,870. This is an increase of 8.1% or $23,229.

The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

The Company's earnings have improved primarily through an increase in net interest income which has increased $29,695 or 2.3% comparing quarter end 1996 to 1995. Interest income and expense have both increased. Interest income has increased $198,555 or 9.4% and interest expense has increased $168,860 or 20.2%. Other income has improved because of increasing service fees last August. Other income has increased $38,576 or 21.1%. The Limited Partnership entitled Johnson Williams Limited Partnership has also begun to break even. The project lost $1,306 during the first quarter as compared to a loss of $20,329 last year during the first quarter. Other expenses have also increased from last year to this year. They have increased $33,016 or 3.3% comparing last year's first quarter to this year. Salaries and benefits have increased by $39,469 which have been partially offset by the decrease in accruals for FDIC premiums. Those accruals have decreased by $52,742.

The Company strives to have a balanced investment portfolio meeting both the needs of liquidity and profit. The liquidity ratio is still a strong 25.02% on March 31, 1996 as compared to 24.52% in December 31, 1995.

The  Company  has  a  $269,388   investment  in  the  Johnson  Williams  Limited
Partnership. This amounts to a 37.7% interest in the project. The limited partnership refurbished an old school and converted it into forty apartment units that provide much needed housing for the low to moderate income elderly. The project had gotten off to a slow start and is now becoming fully occupied. This investment should improve our community in accordance with the Community Reinvestment Act and generate low income housing credits.

The allowance for loan losses is an estimate of an amount adequate to provide for potential losses in the loan portfolio of the Company. The level of loan losses is affected by general economic trends as well as conditions affecting individual borrowers. As a result, management's judgment regarding the amount of the allowance is necessarily approximated and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer companies identified by regulatory agencies.

The provision for loan losses in the first nine months of 1996 was $60,000 as compared to $60,000 in 1995.

The Company had net charge-offs of $45,491 and $38,690 in the first three months of 1996 and 1995, respectively. Net charge-offs to average loans was 0.05% in 1996 and 0.05% in 1995.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $470,728 at March 31, 1996.

Other real estate owned decreased by $103,399 over the past two years, leaving the Company with only one property left to sell. Proper reserves were accrued for each property and only minimal immaterial losses have occurred on sales.

Loans past due 90 days and still accruing interest because they are both well secured and in the process of collection amounted to $1,143,807 at March 31, 1996 and $1,694,502 at December 31, 1995. This decrease in loans past due greater than ninety days is attributable to two loans secured by real estate being classified as non accrual. Both loans are well collateralized and guaranteed by Farm Service Agency (FSA). These loans are monitored closely and management would not expect to incur any material losses should foreclosure occur. The Allowance for Loan Losses as a percentage of nonperforming assets and loans past due 90 days and still accruing interest was 52.2% at March 31, 1996 and 47.6% at December 31, 1995.

Potential problem loans are included in the categories mentioned above. Loans are viewed as potential problem loans when management questions the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at March 31, 1996 are well secured with collateral values that exceed the principal balance.

The Purchase and Assumption Agreement with First Union National Bank, dated October 26, 1995, was finalized on March 15, 1996 with the opening of the Stephens City branch. The branch is located in a market targeted by management as a growing population center.

The Company's total capital to asset ratio as of March 31, 1996 was 10.90% as compared to 10.80% in 1995. Capital adequacy is reviewed monthly by the Board of Directors. Risk based capital for both periods well exceeded the minimum limits under the new guidelines.

Return on average assets for the first three months (annualized) of 1995 was 1.03% as compared to 1.04% in the first three months of 1995. Return on average equity (annualized) for the same period was 9.34%, compared to 9.45% for 1995.

                      Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      As of March 31, 1996 and December 31, 1995

                                                            March 31, 1996   December 31, 1995
                                                            --------------   -----------------
Assets
Cash and due from banks                                        $4,560,486          $4,106,467
Securities held to maturity (fair value:
  1996, $24,755,789; 1995, $23,332,317)                        25,059,809          23,290,979
Securities available for sale, at fair value                    2,472,354           3,327,169
Federal funds sold                                                  --                 --
Loans (net of unearned income)                                 84,716,122          85,871,203
   Less allowance for loan losses                                (842,612)           (828,104)
                                                            --------------   ----------------
           Net loans                                           83,873,510          85,043,099

Bank premises and equipment                                     4,284,644           3,493,722
Other real estate owned                                            46,605              46,605
Intangible assets                                                 737,348            --
Other assets                                                    2,269,452           2,184,812
                                                            --------------   ----------------
              Total assets                                   $123,304,208        $121,492,853
                                                            ==============   ================

Liabilities and Stockholders' Equity
Liabilities
    Deposits:
       Noninterest bearing                                    $12,482,283         $11,971,823
       Interest bearing                                        95,494,626          93,640,739
                                                            --------------   ----------------
          Total deposits                                     $107,976,909        $105,612,562
    Federal funds purchased                                       901,000           1,867,000
    Other liabilities                                             992,205             892,872
                                                            --------------   ----------------
              Total liabilities                              $109,870,114        $108,372,434
                                                            --------------   ----------------
Stockholders' Equity
    Preferred Stock, $10 par value; authorized
        500,000 shares; no shares outstanding               $      --        $        --
    Common Stock, $2.50 par value; authorized
        1,500,000 shares; issued 1996, 695,283;
         issued 1995, 695,285 shares                            1,738,207           1,738,212
    Surplus                                                     1,782,115           1,782,186
    Retained Earnings                                           9,922,726           9,612,627
    Unrealized loss on securities
        available for sale, net                                    (8,954)            (12,606)
                                                            --------------   ----------------
              Total stockholders' equity                      $13,434,094         $13,120,419
                                                            --------------   ----------------
              Total liabilities and stockholders' equity     $123,304,208        $121,492,853
                                                            ==============   ================

                       Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 1996 and 1995

                                                      Three Months Ended
                                                          March 31,
                                                   1996              1995
                                                ----------        ----------

Interest Income
Interest and fees on loans                      $1,910,514        $1,794,133
Interest on securities held to maturity:
    Taxable interest income                        308,424           216,833
    Interest income exempt from
      federal income taxes                          41,425            41,696
Interest and dividends on securities
    available for sale                              41,739            49,554
Interest on federal funds sold                       3,507             4,838
                                                ----------        ----------
          Total interest income                 $2,305,609        $2,107,054
                                                ----------        ----------

Interest Expense
Interest on deposits                              $957,938          $807,240
Interest on federal funds purchased                 47,260            26,315
Interest on Federal Home Loan Bank
    advances                                        ---                2,783
                                                ----------        ----------
          Total interest expense                $1,005,198          $836,338
                                                ----------        ----------
          Net interest income                   $1,300,411        $1,270,716
Provision For Loan Losses                           60,000            60,000
                                                ----------        ----------
          Net interest income after
          provision for loan losses             $1,240,411        $1,210,716
                                                ----------        ----------
Other Income
Trust Department income                            $48,353           $37,500
Service charges on deposits                        118,396            79,486
Other service charges and fees                      43,633            63,643
Loss on equity investment                           (1,306)          (20,329)
Other operating income                              12,677            22,877
                                                ----------        ----------
                                                  $221,753          $183,177
                                                ----------        ----------
Other Expenses
Salaries and wages                                $407,092          $359,827
Pension and other employee benefits                105,554           113,350
Occupancy expenses                                  76,341            57,605
Equipment expenses                                  60,969            85,492
FDIC assessment                                      1,000            53,742
Intangible amortization                              2,199           ---
Other operating expenses                           384,181           334,304
                                                ----------        ----------
                                                $1,037,336        $1,004,320
                                                ----------        ----------
          Income before income taxes              $424,828          $389,573
Income Tax Expense                                 114,729           102,703
                                                ----------        ----------
          Net Income                              $310,099          $286,870
                                                ==========        ==========
Earnings Per Share                                   $0.45             $0.42
                                                ==========        ==========

                 Eagle Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                      Period Ended March 31, 1996 and 1995
                                                                                           Unrealized
                                                                                         Gain (Loss) on
                                                                                           Securities
                                                                                           Available
                                           Common                          Retained         for Sale,
                                           Stock         Surplus           Earnings           Net         Total
                                         ----------     ----------        ----------       ----------  -----------
Balance, December 31, 1994               $1,726,685     $1,633,368        $8,732,419       ($123,098)  $11,969,374
  Net income                                                                 286,870                       286,870
  Net change in unrealized (loss)
     on securities available for sale                                                         59,404        59,404
  Retirement of common shares,
     dividend investment plan                    (3)           (48)                                            (51)
                                         ----------     ----------        ----------       ----------  -----------
Balance, March 31, 1995                  $1,726,682     $1,633,320        $9,019,289        ($63,694)  $12,315,597
                                         ==========     ==========        ==========       ==========  ===========


Balance, December 31, 1995               $1,738,212     $1,782,186        $9,612,627        ($12,606)  $13,120,419
  Net income                                                                 310,099                       310,099
  Net change in unrealized (loss)
     on securities available for sale                                                          3,652         3,652
  Retirement of common shares,
     dividend investment plan                    (5)           (71)                                            (76)
                                         ----------     ----------        ----------       ----------  -----------
Balance, March 31, 1996                  $1,738,207     $1,782,115        $9,922,726         ($8,954)  $13,434,094
                                         ==========     ==========        ==========       ==========  ===========

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995

                                                                          Three Months Ended
                                                                              March 31,
                                                                       1996             1995
                                                                   ----------       ----------
Cash Flows from Operating Activities
Net income                                                           $310,099         $286,870
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                         77,243           62,975
  Amortization of intangible assets                                     3,150            3,150
  Loss on equity investment                                             1,306           20,329
  Provision for loan losses                                            60,000           60,000
  Increase in other assets                                            (89,096)         (32,179)
  Increase in other liabilities                                        99,333          209,247
                                                                   ----------       ----------
Net cash provided by operating activities                            $462,035         $610,392
                                                                   ----------       ----------

Cash Flows from Investing Activities
Proceeds from maturities of securities held to maturity              $793,045       $3,315,994
Purchases of securities held to maturity                           (2,561,875)         (51,650)
Proceeds from maturities of securities available for sale             998,844           21,000
Purchases of securities available for sale                           (140,377)         (54,100)
Purchase of bank premises and equipment                              (868,165)        (204,600)
Acquisition of intangible assets                                     (737,348)          --
Net (increase) decrease in loans                                    1,109,589         (762,151)
                                                                   ----------       ----------
Net cash (used in) investing activities                           ($1,406,287)      $2,264,493
                                                                   ----------       ----------

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, NOW
    accounts, money market and savings accounts                    $2,538,395      ($2,988,136)
Net (decrease) in certificates of deposit                            (174,048)        (764,637)
Net increase (decrease) in federal funds purchased                   (966,000)       2,407,000
Decrease of Federal Home Loan Bank advance                             --           (3,000,000)
Retirement of common stock                                                (76)             (51)
                                                                   ----------       ----------
Net Cash (used in) financing activities                            $1,398,271      ($4,345,824)
                                                                   ----------       ----------
(Decrease) in cash and cash equivalents                              $454,019      ($1,470,939)

Cash and Cash Equivalents
    Beginning                                                       4,106,467        5,813,599
                                                                   ----------       ----------
    Ending                                                         $4,560,486       $4,342,660
                                                                   ==========       ==========

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995

                                                                        Three Months Ended
                                                                              March 31,
                                                                       1996             1995
                                                                   ----------         --------
Supplemental Disclosures of Cash Flow Information
Cash payments for:
    Interest                                                       $1,019,297         $765,439
                                                                   ==========         ========
    Income taxes                                                       $6,480           $6,480
                                                                   ==========         ========
Supplemental Schedule of Non-Cash Financing
Activities:

   Unrealized gain (loss) on securities available for sale             $3,652          $59,404
                                                                   ==========         ========

                         EAGLE FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996


         (1) In the opinion of management, the accompanying unaudited financial statements contain adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the periods presented.

         These statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K as of December 31, 1995.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  The registrant and its subsidiary are not the subject of legal proceedings which, in the opinion of management, will have a material effect on the financial position of the registrant or its results of operations.

Item 2.           Changes in Securities.

                  None.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.           Other Information.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           None.

                  (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EAGLE FINANCIAL SERVICES, INC.


Date:             May 12, 1996                      /s/ Lewis M. Ewing
                                                    ---------------------
                                                    Lewis M. Ewing
                                                    President and CEO


Date:             May 12, 1996                      /s/ John R. Milleson
                                                    ---------------------
                                                    John R. Milleson
                                                    Executive Vice President and
                                                    Treasurer

Date:    May 12, 1996                               /s/ James W. McCarty, Jr.
                                                    -------------------------
                                                    James W. McCarty, Jr.
                                                    Controller