Form 10-Q
period 1996-06-30
EAGLE FINANCIAL SERVICES INC
filed 1996-08-12
CIK 880641

SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D. C.  20549

                                    -----------------------

                                           Form 10-Q

                       Quarterly Report Pursuant to Section 13 or 15(d)
                            of the Securities Exchange Act of 1934

                                     ---------------------

                        For the quarterly period ended:  June 30, 1996

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

Class                                                            Outstanding at
Common Stock, $2.50 par value                                    August 2, 1996
                                                                 697,013

No Exhibits

                                PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements.

        The following financial statements are provided at the page numbers indicated.

        Consolidated Balance Sheets as of
        June 30, 1996 and December 31, 1995....................      5

        Consolidated Statements of Income for

        the Six Months Ended June 30, 1996 and 1995............  6 - 7

        Consolidated Statement of Changes in Stockholder's

        Equity for the Six Months Ended June 30, 1996 and 1995..     8

        Consolidated Statements of Cash Flows for

        the Six Months Ended June 30, 1996 and 1995............. 9 - 10


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Eagle Financial Services, Inc. had net income of $654,447 in the first six months of 1996. The Company had net income in the first six months of 1995 of $621,833. This is an increase of 5.2% or $32,614.

The results of operations for the six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

The Company's earnings have improved primarily through an increase in net interest income which has increased $131,666 or 5.2% comparing June 1996 to 1995. Interest income and expense have both increased. Interest income has increased $401,903 or 9.4% and interest expense has increased $270,237 or 15.7%. Other income has improved because of increasing service fees last August. Other income has increased $93,542 or 25.2%. The Limited Partnership entitled Johnson Williams Limited Partnership has reached break even, earning $189 in the first six months of 1996 compared to a loss of $21,655 in 1995. Other expenses have also increased from last year to this year. They have increased $174,816 or 8.9% comparing last year's first six months to this year. Salaries and benefits have increased by $126,745 which have been partially offset by the decrease in accruals for FDIC premiums. Those accruals have decreased by $105,985.

The Company strives to have a balanced investment portfolio meeting both the needs of liquidity and profit. The liquidity ratio is still a strong 26.23% on June 30, 1996 as compared to 24.52% in December 31, 1995.

The Company has a $270,883 investment in the Johnson Williams Limited Partnership. This amounts to a 37.7% interest in the project. The limited partnership refurbished an old school and converted it into forty apartment units that provide much needed housing for the low to moderate income elderly. The project had gotten off to a slow start and is now becoming fully occupied. This investment should improve our community in accordance with the Community Reinvestment Act and generate low income housing credits.

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

The provision for loan losses in the first six months of 1996 was $120,000 as compared to $120,000 in 1995.

The Company had net charge-offs of $148,039 and $76,355 in the first six months of 1996 and 1995, respectively. Net charge-offs to average loans was 0.17% in 1996 and 0.09% in 1995.

Total nonperforming assets, which consist of nonaccrual loans and foreclosed properties, were $46,605 at June 31, 1996. This is a decrease of $424,123 since March 31, 1996. This decrease is the result of two loans guaranteed by Farm Service Agency (FSA) being removed from nonaccrual status.

Loans past due 90 days and still accruing interest because they are both well secured and in the process of collection amounted to $1,471,890 at June 30, 1996 and $1,694,502 at December 31, 1995. A significant portion of the loans past due greater than ninety days is attributable to two large real estate loan customers and one agricultural loan. All three loans are well secured and a loss is not foreseen by management, further they have been properly considered during an assessment of the adequacy of the Allowance for Loan Losses. The Allowance for Loan Losses as a percentage of nonperforming assets and loans past due 90 days and still accruing interest was 54.8% at June 30, 1996 and 47.6% at December 31, 1995.

Potential problem loans are included in the categories mentioned above. Loans are viewed as potential problem loans when management questions the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at June 30, 1996 are well secured with collateral values that exceed the principal balance.

The Purchase and Assumption Agreement with First Union National Bank, dated October 26, 1995, was finalized on March 15, 1996 with the opening of the Stephens City branch. The branch is located in a market targeted by management as a growing population center. Deposits in the branch on June 30, 1996 were $6.1 million compared to $5.1 million in deposits that were assumed on March 15, 1996.

The Company's total capital to asset ratio as of June 30, 1996 was 10.85% as compared to 10.80% in 1995. Capital adequacy is reviewed monthly by the Board of Directors. Risk based capital for both periods well exceeded the minimum limits under the new guidelines.

Return on average assets for the first six months (annualized) of 1996 was 1.06% as compared to 1.08% in the first six months of 1995. Return on average equity (annualized) for the same period was 9.77%, compared to 10.13% for 1995.

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    As of June 30, 1996 and December 31, 1995

                                                             June 30, 1996         December 31, 1995
       Assets
       Cash and due from banks                                  $4,645,747              $4,106,467
       Securities held to maturity (fair value:
         1996, $24,863,183; 1995, $23,332,317)                  25,387,623              23,290,979
       Securities available for sale, at fair value              2,177,814               3,327,169
       Federal funds sold                                        1,409,000                      --
       Loans (net of unearned income)                           86,027,202              85,871,203
          Less allowance for loan losses                          (831,549)               (828,104)

                   Net loans                                    85,195,653              85,043,099
       Premises and equipment                                    4,314,553               3,493,722
       Other real estate owned                                      46,605                  46,605
       Intangible assets                                           677,921                      --
       Other assets                                              2,337,525               2,184,812

                  Total assets                                $126,192,441            $121,492,853

       Liabilities and Stockholders' Equity
       Liabilities
           Deposits:
              Noninterest bearing                              $12,721,454             $11,971,823
              Interest bearing                                  98,828,516              93,640,739

                 Total deposits                               $111,549,970            $105,612,562
           Federal funds purchased                                      --               1,867,000
           Other liabilities                                       956,546                 892,872

                  Total liabilities                           $112,506,516            $108,372,434

       Stockholders' Equity
           Preferred Stock, $10 par value; authorized
               500,000 shares; no shares outstanding          $         --            $        --
           Common Stock, $2.50 par value; authorized
               1,500,000 shares; issued 1996, 697,013;
                issued 1995, 695,285 shares                      1,742,533               1,738,212
           Surplus                                               1,841,895               1,782,186
           Retained Earnings                                    10,114,112               9,612,627
           Unrealized loss on securities
               available for sale, net                             (12,615)                (12,606)

                  Total stockholders' equity                   $13,685,925             $13,120,419

                  Total liabilities and stockholders' equity  $126,192,441            $121,492,853


                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                  For the Periods Ended June 30, 1996 and 1995

                                               Three Months Ended               Six Months Ended
                                                     June 30,                         June 30,
                                            1996            1995             1996            1995
      Interest Income
      Interest and fees on loans          $1,947,835      $1,858,889       $3,858,349      $3,653,022
      Interest on securities held to
        maturity:
          Taxable interest income            327,895         209,581          636,319         426,414
          Interest income exempt from
            federal income taxes              42,201          41,696           83,626          83,392
      Interest and dividends on securities
          available for sale, taxable         35,360          49,889           77,099          99,443
      Interest on federal funds sold          13,800           3,688           17,307           8,526

                Total interest income     $2,367,091      $2,163,743       $4,672,700      $4,270,797

      Interest Expense

      Interest on deposits                  $976,287        $852,670       $1,934,225      $1,659,910
      Interest on federal funds purchased      6,098          28,338           53,358          54,653
      Interest on Federal Home Loan Bank
          advances                                 --              --               --          2,783

                Total interest expense      $982,385        $881,008       $1,987,583      $1,717,346

                Net interest income       $1,384,706      $1,282,735       $2,685,117      $2,553,451
      Provision For Loan Losses               60,000          60,000          120,000         120,000

                Net interest income after
                provision for loan losses $1,324,706      $1,222,735       $2,565,117      $2,433,451

      Other Income
      Trust Department income                $41,891         $37,500          $90,244         $75,000
      Service charges on deposits            146,854          91,802          265,250         171,288
      Other service charges and fees          46,329          37,758           89,962         101,401
      Income (Loss) on equity investment       1,495          (1,326)             189         (21,655)
      Other operating income                   6,534          22,403           19,211          45,280

                                            $243,103        $188,137         $464,856        $371,314


                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                  For the Periods Ended June 30, 1996 and 1995

      Other Expenses
      Salaries and wages                    $433,785        $368,586         $840,877        $728,413
      Pension and other employee benefits    119,915          97,838          225,469         211,188
      Occupancy expenses                      85,864          56,495          162,205         114,100
      Equipment expenses                     142,447          91,590          203,416         177,082
      FDIC assessment                            500          53,743            1,500         107,485
      Intangible amortization                 12,710              --           14,909              --
      Other operating expenses               312,898         298,067          697,079         632,371

                                          $1,108,119        $966,319       $2,145,455      $1,970,639

               Income before income taxes   $459,690        $444,553         $884,518        $834,126
      Income Tax Expense                     115,342         109,590          230,071         212,293

                Net Income                  $344,348        $334,963         $654,447        $621,833

      Earnings Per Share                       $0.49           $0.48            $0.94           $0.90

                  Eagle Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                      Periods Ended June 30, 1996 and 1995


                                                                                          Unrealized
                                                                                        Gain (Loss) on
                                                                                          Securities
                                                                                           Available
                                                Common                       Retained      for Sale,
                                                 Stock        Surplus        Earnings         Net           Total
              Balance, December 31, 1994       $1,726,685    $1,633,368      $8,732,419     ($123,098)    $11,969,374
                Net income                                                      621,833                       621,833
                Net change in unrealized (loss)
                 on securities available for sale                                              96,075          96,075
                Issuance of common stock,
                   dividend investment plan         4,513        57,224                                        61,737
                Dividend declared - June - $0.21
                   per share                                                   (145,041)                     (145,041)
                Retirement of common shares,
                  dividend investment plan             (6)          (84)                                          (90)

              Balance, June 30, 1995           $1,731,192    $1,690,508      $9,209,211      ($27,023)    $12,603,888


              Balance, December 31, 1995       $1,738,212    $1,782,186      $9,612,627      ($12,606)    $13,120,419
                Net income                                                      654,447                       654,447
                Net change in unrealized (loss)
                   on securities available for sale                                                (9)             (9)
                Issuance of common stock,
                   dividend investment plan         4,330        59,841                                        64,171
                Dividend declared - June - $0.22
                   per share                                                   (152,962)                     (152,962)
                Retirement of common shares,
                   dividend investment plan            (9)         (132)                                         (141)

              Balance, June 30, 1996           $1,742,533    $1,841,895     $10,114,112      ($12,615)    $13,685,925


                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995

                                                                      Six Months Ended
                                                                 1996                     1995
    Cash Flows from Operating Activities
    Net income                                                     $654,447                 $621,833
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                  177,408                  131,440
      Amortization of intangible assets                              21,209                    6,300
      (Gain) loss on equity investment                                 (189)                  21,655
      Provision for loan losses                                     120,000                  120,000
      (Decrease) in other assets                                   (158,824)                (127,546)
      Decrease in other liabilities                                  63,674                  186,014

    Net cash provided by operating activities                      $877,725                 $959,696

    Cash Flows from Investing Activities
    Proceeds from maturities of securities held to maturity      $2,506,966               $3,586,135
    Purchases of securities held to maturity                     (4,603,619)                 (53,580)
    Proceeds from maturities of securities available for sale     1,253,855                  271,000
    Purchases of securities available for sale                     (104,500)                 (73,088)
    Purchase of bank premises and equipment                        (998,239)                (472,900)
    Acquisition of intangible assets                               (692,830)                      --
    Net (increase) in loans                                        (272,554)              (2,845,304)

    Net cash received from (used in) investing activities       ($2,910,921)                $412,263

    Cash Flows from Financing Activities
    Net increase in demand deposits, NOW accounts,
        money market and savings accounts                        $4,936,296               $2,462,301
    Net increase in certificates of deposit                       1,001,112                  333,952
    Net (decrease) in federal funds purchased                    (1,867,000)                      --
    (Decrease) of Federal Home Loan Bank advance                         --               (3,000,000)
    Cash dividends paid                                             (88,791)                 (83,305)
    Retirement of common stock                                         (141)                     (89)
    Net cash received from (used in) financing activities        $3,981,476                ($287,141)
    Increase in cash and cash equivalents                        $1,948,280               $1,084,818

    Cash and Cash Equivalents
        Beginning                                                 4,106,467                5,813,599

        Ending                                                   $6,054,747               $6,898,417

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995


                                                                            Six Months Ended
                                                                 1996                     1995
    Supplemental Disclosures of Cash Flow Information
    Cash payments for:
        Interest                                                 $1,975,021               $1,593,841

        Income taxes                                               $259,523                 $264,830

    Supplemental Schedule of Non-Cash Financing
    Activities:
       Issuance of common stock, dividend investment plan           $64,171                  $61,647

       Unrealized gain (loss) on securities available for sale          ($9)                 $96,075



                                EAGLE FINANCIAL SERVICES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         June 30, 1996

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

                                EAGLE FINANCIAL SERVICES, INC.

Date:          August 2, 1996               /s/ LEWIS M. EWING

                                            Lewis M. Ewing
                                            President and CEO

Date:          August 2, 1996               /s/ JOHN R. MILLESON

                                            John R. Milleson
                                            Executive Vice President and
                                            Treasurer

Date:          August 2, 1996               /s/ JAMES W. MCCARTY, JR.

                                            James W. McCarty, Jr.
                                            Controller