Form 10-Q
period 1996-09-30
EAGLE FINANCIAL SERVICES INC
filed 1996-11-14
CIK 880641

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                            -----------------------

                                   Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                             ---------------------

              For the quarterly period ended:  September 30, 1996

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

Class                                                         Outstanding at
Common Stock, $2.50 par value                                 November 11, 1996
                                                              697,013

No Exhibits

                                PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements.

        The following financial statements are provided at the page numbers indicated.

        Consolidated Balance Sheets as of
        September 30, 1996 and December 31, 1995....................      5

        Consolidated Statements of Income for
        the Periods Ended September 30, 1996 and 1995............      6 - 7

        Consolidated Statement of Changes in Stockholder's Equity
        for the Nine Months Ended September 30, 1996 and 1995.......      8

        Consolidated Statements of Cash Flows for
        the Nine Months Ended September 30, 1996 and 1995............. 9 - 10


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Eagle Financial Services, Inc. had net income of $1,006,256 for the first nine months of 1996. The Company had net income in the first nine months of 1995 of $951,185. This is an increase of 5.8% or $55,071.

The results of operations for the nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

The Company's earnings have improved primarily through an increase in net interest income which has increased $179,257 or 4.6% comparing September 1996 to 1995. Interest income and expense have both increased. Interest income has increased $522,949 or 8.0% and interest expense has increased $343,692 or 13.1%. Other income has improved because of increasing service fees. Other income has increased $140,872 or 23.2%. The Limited Partnership entitled Johnson Williams Limited Partnership is near break-even, losing $603 in the first nine months of 1996 compared to a loss of $22,697 in 1995. Other expenses have also increased from last year to this year. They have increased $215,201 or 7.1% comparing last year's first nine months to this year. Salaries and benefits have increased by $178,035 which have been partially offset by the decrease in accruals for FDIC premiums. Those accruals have decreased by $99,981.

The Company strives to have a balanced investment portfolio meeting both the needs of liquidity and profit. The liquidity ratio is still a strong 24.89% on September 30, 1996 as compared to 24.52% in December 31, 1995.

The Company has a $270,091 investment in the Johnson Williams Limited Partnership. This amounts to a 37.7% interest in the project. The limited partnership refurbished an old school and converted it into forty apartment units that provide much needed housing for the low to moderate income elderly. The project had gotten off to a slow start and is now becoming fully occupied. This investment should improve our community in accordance with the Community Reinvestment Act and generate low income housing credits.

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

The provision for loan losses in the first nine months of 1996 was $185,000 as compared to $180,000 in 1995.

The Company had net charge-offs of $130,274 and $103,593 in the first nine months of 1996 and 1995, respectively. Net charge-offs to average loans was 0.15% in 1996 and 0.08% in 1995.

Total nonperforming assets which consist of nonaccrual loans and foreclosed properties were $46,605 at September 30, 1996. This is a decrease of $430,124 since December 31, 1996 which is the result of two loans guaranteed by Farm Service Agency (FSA) being removed from nonaccrual status.

Loans past due 90 days and still accruing interest because they are both well secured and in the process of collection amounted to $1,592,890 at September 30, 1996 and $1,694,502 at December 31, 1995. A significant portion of the loans past due greater than ninety days is attributable to three large real estate loan customers and one agricultural loan customer. All four loans are well secured and a loss is not foreseen by management, further they have been properly considered during an assessment of the adequacy of the Allowance for Loan Losses. The Allowance for Loan Losses as a percentage of nonperforming assets and loans past due 90 days and still accruing interest was 54.0% at September 30, 1996 and 47.6% at December 31, 1995.

Potential problem loans are included in the categories mentioned above. Loans are viewed as potential problem loans when management questions the ability of such borrowers to comply with current repayment terms. These loans are subject to constant management attention, and their status is reviewed on a regular basis. The potential problem loans identified at September 30, 1996 are well secured with collateral values that exceed the principal balance.

The Purchase and Assumption Agreement with First Union National Bank, dated October 26, 1995, was finalized on March 15, 1996 with the opening of the Stephens City branch. The branch is located in a market targeted by management as a growing population center. Deposits in the branch on September 30, 1996 were $7.1 million compared to $5.1 million in deposits that were assumed on March 15, 1996.

The Company's total capital to asset ratio as of September 30, 1996 was 11.26% as compared to 10.80% on December 31, 1995. Capital adequacy is reviewed monthly by the Board of Directors. Risk-based capital for both periods exceeded the minimum limits under current regulatory guidelines.

Return on average assets for the first nine months (annualized) of 1996 was 1.08% as compared to 1.13% in the first nine months of 1995. Return on average equity for the first nine months (annualized) of 1996 was 9.87%, compared to 10.18% for the first nine months of 1995.

                Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
             As of September 30, 1996 and December 31, 1995

                                                            September 30, 1996   December 31, 1995
       Assets
       Cash and due from banks .............................   $   4,582,487    $   4,106,467
       Securities held to maturity (fair value:
         1996, $24,241,272; 1995, $23,332,317) .............      24,712,606       23,290,979
       Securities available for sale, at fair value ........       1,685,275        3,327,169
       Federal funds sold ..................................         412,000             --
       Loans (net of unearned income) ......................      86,676,823       85,871,203
          Less allowance for loan losses ...................        (859,670)        (828,104)

                   Net loans ...............................      85,817,153       85,043,099
       Premises and equipment ..............................       4,236,112        3,493,722
       Other real estate owned .............................          46,605           46,605
       Intangible assets ...................................         669,479             --
       Other assets ........................................       2,491,220        2,184,812

                  Total assets .............................   $ 124,652,937    $ 121,492,853

       Liabilities and Stockholders' Equity
       Liabilities
           Deposits:
              Noninterest bearing ..........................   $  13,772,368    $  11,971,823
              Interest bearing .............................      95,917,052       93,640,739

                 Total deposits ............................   $ 109,689,420    $ 105,612,562
           Federal funds purchased .........................            --          1,867,000
           Other liabilities ...............................         920,874          892,872

                  Total liabilities ........................   $ 110,610,294    $ 108,372,434

       Stockholders' Equity
           Preferred Stock, $10 par value; authorized
               500,000 shares; no shares outstanding .......   $        --      $        --
           Common Stock, $2.50 par value; authorized
               1,500,000 shares; issued 1996, 697,013;
                issued 1995, 695,285 shares ................       1,742,533        1,738,212
           Surplus .........................................       1,841,885        1,782,186
           Retained Earnings ...............................      10,465,921        9,612,627
           Unrealized loss on securities
               available for sale, net .....................          (7,696)         (12,606)

                  Total stockholders' equity ...............   $  14,042,643    $  13,120,419

                  Total liabilities and stockholders' equity   $ 124,652,937    $ 121,492,853


                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Periods Ended September 30, 1996 and 1995

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                    September 30,
                                               1996            1995             1996            1995
      Interest Income
      Interest and fees on loans .........   $ 1,925,600    $ 1,922,912    $ 5,783,949    $ 5,575,934
      Interest on securities held to
        maturity:
          Taxable interest income ........       340,284        200,579        976,603        626,993
          Interest income exempt from
            federal income taxes .........        38,237         39,293        121,863        122,685
      Interest and dividends on securities
          available for sale, taxable ....        28,090         45,424        105,189        144,867
      Interest on federal funds sold .....        21,019         23,976         38,326         32,502

                Total interest income ....   $ 2,353,230    $ 2,232,184    $ 7,025,930    $ 6,502,981

      Interest Expense

      Interest on deposits ...............   $   987,229    $   913,830    $ 2,921,454    $ 2,573,740
      Interest on federal funds purchased             70             14         53,428         54,667
      Interest on Federal Home Loan Bank
          advances .......................          --             --             --            2,783

                Total interest expense ...   $   987,299    $   913,844    $ 2,974,882    $ 2,631,190

                Net interest income ......   $ 1,365,931    $ 1,318,340    $ 4,051,048    $ 3,871,791
      Provision For Loan Losses ..........        65,000         60,000        185,000        180,000

                Net interest income after
                provision for loan losses    $ 1,300,931    $ 1,258,340    $ 3,866,048    $ 3,691,791

      Other Income
      Trust Department income ............   $    42,900    $    35,930    $   133,144    $   110,930
      Service charges on deposits ........       119,033         98,061        384,283        269,349
      Other service charges and fees .....        71,463         43,696        161,425        145,097
      Gain (loss) on equity investment ...          (792)        (1,042)          (603)       (22,697)
      Other operating income .............        51,926         60,555         71,137        105,835

                                             $   284,530    $   237,200    $   749,386    $   608,514


                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Periods Ended September 30, 1996 and 1995

                                                Three Months Ended               Nine Months Ended
                                                    September 30,                  September 30,
                                              1996            1995             1996            1995
      Other Expenses
      Salaries and wages ................   $   452,964   $   387,393    $ 1,293,841   $ 1,115,806
      Pension and other employee benefits       132,702       127,692        358,171       338,880
      Occupancy expenses ................        77,368        60,702        239,573       174,802
      Equipment expenses ................       141,407       107,852        344,823       284,934
      FDIC assessment ...................           500        (5,504)         2,000       101,981
      Intangible amortization ...........        21,732          --           36,641          --
      Other operating expenses ..........       268,199       376,352        965,278     1,008,723

                                            $ 1,094,872   $ 1,054,487    $ 3,240,327   $ 3,025,126

               Income before income taxes   $   490,589   $   441,053    $ 1,375,107   $ 1,275,179
      Income Tax Expense ................       138,780       111,701        368,851       323,994

                Net Income ..............   $   351,809   $   329,352    $ 1,006,256   $   951,185

      Earnings Per Share ................   $      0.50   $      0.47    $      1.44   $      1.37

                  Eagle Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                  Periods Ended September 30, 1996 and 1995


                                                                                                      Unrealized
                                                                                                    Gain (Loss) on
                                                                                                      Securities
                                                                                                       Available
                                                         Common                       Retained         for Sale,
                                                          Stock        Surplus        Earnings           Net           Total
              Balance, December 31, 1994 ..........   $  1,726,685    $  1,633,368    $  8,732,419    ($123,098)   $ 11,969,374
                Net income ........................                        951,185                      951,185
                Net change in unrealized (loss)
                 on securities available for sale .                                                     103,341         103,341
                Issuance of common stock,
                   dividend investment plan .......          4,513          57,224                                       61,737
                Dividend declared - June - $0.21
                   per share ......................                       (145,041)                    (145,041)
                Retirement of common shares,
                  dividend investment plan ........             (8)           (109)                                        (117)

              Balance, September 30, 1995 .........   $  1,731,190    $  1,690,483     $9,538,563      ($ 19,757)  $ 12,940,479


              Balance, December 31, 1995 ..........   $  1,738,212    $  1,782,186     $  9,612,627    ($ 12,606)  $ 13,120,419
                Net income ........................                      1,006,256                     1,006,256
                Net change in unrealized (loss)
                   on securities available for sale                                                        4,910          4,910
                Issuance of common stock,
                   dividend investment plan .......          4,330          59,841          64,171
                Dividend declared - June - $0.22
                   per share ......................                       (152,962)                     (152,962)
                Retirement of common shares,
                   dividend investment plan .......             (9)           (142)                                        (151)

              Balance, September 30, 1996 .........   $  1,742,533    $  1,841,885    $ 10,465,921    ($   7,696)  $ 14,042,643


                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1996 and 1995

                                                                      Nine Months Ended
                                                                 1996              1995
    Cash Flows from Operating Activities
    Net income ..............................................   $ 1,006,256    $   951,185
    Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation ..........................................       286,531        203,938
      Provision for loan losses .............................       185,000        180,000
      Amortization of intangible assets .....................        36,641          9,450
      Net loss on equity investment .........................           603         22,697
      (Increase) in other assets ............................      (320,301)      (245,092)
      Increase in other liabilities .........................        28,002        179,200

    Net cash provided by operating activities ...............   $ 1,222,732    $ 1,301,378

    Cash Flows from Investing Activities
    Proceeds from maturities of securities held to maturity .   $ 3,381,707    $ 4,866,480
    Purchases of securities held to maturity ................    (4,798,424)       (50,955)
    Proceeds from maturities of securities available for sale     1,746,394        271,000
    Purchases of securities available for sale ..............      (104,500)      (101,929)
    Purchase of bank premises and equipment .................    (1,028,921)      (728,590)
    Acquisition of intangible assets ........................      (692,830)          --
    Net (increase) in loans .................................      (959,054)    (4,569,097)

    Net cash (used in) investing activities .................   ($2,455,628)   ($  313,091)

    Cash Flows from Financing Activities
    Net increase in demand deposits, NOW accounts,
        money market and savings accounts ...................   $ 6,437,178    $   748,476
    Net increase (decrease) in certificates of deposit ......    (2,360,320)       792,667
    Net (decrease) in federal funds purchased ...............    (1,867,000)          --
    Net (decrease) in Federal Home Loan Bank advances .......          --       (3,000,000)
    Cash dividends paid .....................................       (88,791)       (83,304)
    Retirement of common stock ..............................          (151)          (117)

    Net cash provided by (used in) financing activities .....   $ 2,120,916    ($1,542,278)

    Increase (decrease) in cash and cash equivalents ........   $   888,020    ($  553,991)

    Cash and Cash Equivalents
        Beginning ...........................................     4,106,467      5,813,599

        Ending ..............................................   $ 4,994,487    $ 5,259,608

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Nine Months Ended September 30, 1996 and 1995


                                                                   Nine Months Ended
                                                                   1996          1995
    Supplemental Disclosures of Cash Flow Information
    Cash payments for:
        Interest .............................................   $3,059,409   $2,577,853

        Income taxes .........................................   $  428,936   $  408,974

    Supplemental Schedule of Non-Cash Financing
    Activities:
       Issuance of common stock, dividend investment plan ....   $   64,171   $   61,737

       Unrealized gain (loss) on securities available for sale   $    4,910   $  103,341



                                EAGLE FINANCIAL SERVICES, INC.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         September 30, 1996

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

                                EAGLE FINANCIAL SERVICES, INC.

Date:          November 11, 1996               /s/ LEWIS M. EWING
                                                --------------------
                                                   Lewis M. Ewing
                                                   President and CEO

Date:          November 11, 1996               /s/ JOHN R. MILLESON
                                                ---------------------
                                                   John R. Milleson
                                                   Executive Vice President and
                                                   Treasurer

Date:          November 11, 1996               /s/ JAMES W. MCCARTY, JR.
                                               --------------------------
                                                   James W. McCarty, Jr.
                                                   Controller