Form 10-K405
period 1996-12-31
EAGLE FINANCIAL SERVICES INC
filed 1997-04-15
CIK 880641

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  -------------

For the fiscal year ended                Commission File Number 0-20146
December 31, 1996

                         EAGLE FINANCIAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

              Virginia                                    54-1601306
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization                   Identification No.)

          Post Office Box 391
          Berryville, Virginia                              22611
  (Address or principal executive offices)             (Zip Code)

                                 (540) 955-2510
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, Par Value $2.50

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

       PAGE    1       OF     76     PAGES.      Exhibit index on page   12.
             ------         ------                                     -----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at April 1, 1997 was $30,847,366.

     The number of shares of Registrant's Common Stock outstanding as of April 1, 1997 was 1,402,153.



                          DOCUMENTS INCORPORATED BY REFERENCE

     Listed hereunder are the following documents which are incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

                Document                                     Part

          Proxy statement for Registrant's                   III
          1997 Annual Meeting of Stockholders

          Registrant's 1996 Annual Report                    IV
          to Stockholders (filed as a part of
          the Company's Proxy Statement)

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-K


                                                                           Page
                                                                          ------
PART I


Item 1.          Business..................................................    4
Item 2.          Properties...............................................     5
Item 3.          Legal Proceedings........................................     5
Item 4.          Submission of Matters to a Vote of Security Holders......     5

PART II

Item 5.          Market for Registrant's Common Equity and
                    Related Stockholder Matters............................    6
Item 6.          Selected Financial Data...................................    7
Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................     8
Item 8.          Financial Statements and Supplementary Data..............     8
Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................      8

PART III

Item 10.         Directors and Executive Officers of the Registrant.......    11
Item 11.         Executive Compensation..................................     11
Item 12.         Security Ownership of Certain Beneficial Owners
                     and Management......................................     11
Item 13.         Certain Relationships and Related Transactions..........     11

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K....................................   12

                                     PART I



Item 1.   Business.

          The Registrant was incorporated October 2, 1991 by the Bank of Clarke County, Berryville, Virginia (the "Bank"), for the purpose of establishing a one bank holding company upon consummation of a Plan of Share Exchange between the Registrant and the Bank. The Bank is a Virginia banking corporation chartered on April 1, 1881. On December 31, 1991, the Share Exchange was consummated resulting in the Bank becoming a wholly-owned subsidiary of the Registrant. The Registrant has no other subsidiaries.

          The Registrant is regulated by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, which limits the Registrant's activities to managing or controlling banks and engaging in other activities closely related to banking. The Bank is a member of the Federal Deposit Insurance Corporation and is a state member bank of the Federal Reserve System. The Bank is supervised and regulated by the Federal Reserve Board and the Virginia Bureau of Financial Institutions.

          The Bank offers a wide range of retail commercial banking services, including demand and time deposits and installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies. The Bank also offers a wide variety of trust services to customers.

          The Bank's main office is located in Berryville, Clarke County, Virginia, and it operates branch offices in Boyce, Jubal Early Drive in Winchester, Senseny Road in Frederick County and in Stephens City. Clarke and Frederick Counties and the City of Winchester are the Bank's primary trade area. Within its primary trade area, the Bank competes with numerous large and small financial institutions, credit unions, insurance companies and other non-bank competitors.

          The Bank had eighteen officers, fifty-two other full-time and fifteen part-time employees as of December 31, 1996. None of the Bank's employees are represented by a union or covered under a collective bargaining agreement. Employee relations have been good.

          One of the primary businesses in Clarke County is agriculture. Although agricultural loans result in some seasonal changes in the Bank's lending operations, the Bank also serves commercial and industrial customers which limits the effect of seasonal credit demands by farmers and others engaged in the agricultural business.

          The loss of any one depositor or the failure by any one borrower to repay a loan would not have a material adverse effect on the Bank.


Item 2.         Properties.

          The present headquarters building of the Registrant and the Bank was substantially enlarged and remodeled in 1983-84 and again in 1993. The building now consists of a two-story building of brick construction, with approximately 20,000 square feet of floor space located at 2 East Main Street, Berryville, Virginia. The office operates ten teller windows, including one drive-up facility, one walk-up facility and a 24 hour automated teller machine. The Bank also operates a branch office in Boyce, Virginia at 108 West Main Street. Both such facilities are owned by the Bank. The Bank opened a branch in Winchester in August, 1992 at 625 East Jubal Early Drive. This branch site is leased.

          The Bank also purchased a 1.5 acre lot located adjacent to the Food Lion north of Berryville on Route 340. The site will house a branch on this site in the future. In addition, the Bank owns 18 North Church Street in Berryville for future expansion. This site is currently leased. The Bank has also purchased a .75 acre lot on Senseny Road and opened a full service branch in June 1995. The Bank opened a branch in Stephens City on March 15, 1996. This branch was purchased from First Union National Bank of Virginia under a purchase and assumption agreement dated October 26, 1995.


Item 3.         Legal Proceedings.

          There are no material pending legal proceedings against the Registrant or the Bank and no material proceedings to which any director, officer or affiliate of the Registrant, any beneficial owner of more than 5% of the Common Stock of the Registrant, or any associate of such director, officer or affiliate of the Registrant, is a party adverse to the Registrant or the Bank or has a material interest adverse to the Registrant or the Bank.


Item 4.          Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters.

          The Common Stock of the Registrant is not listed for trading on a registered exchange or any automated quotation system. Accordingly, there is no established public trading market for shares of the Registrant's Common Stock. Trades in shares of the Registrant's Common Stock occur sporadically on a local basis. Based on information available to the Registrant concerning such trading, the following table shows the trading ranges of the Common Stock of the Registramt and dividends for the periods indicated.


                                                                          Dividends
                                                                          Per Share
                      1996           1995            1994            1996     1995     1994
                  High    Low    High    Low     High    Low
1st Quarter    $19.00  $18.75  $18.00  $17.50   $16.75  $16.25      $0.00    $0.00     $0.00
2nd Quarter     19.50   19.00   18.00   18.00    16.75   16.75       0.22     0.21      0.19
3rd Quarter     20.00   19.50   18.50   18.00    17.00   16.75       0.00     0.00      0.00
4th Quarter     20.50   20.00   18.75   18.50    17.50   17.00       0.38     0.34      0.33

          The Registrant declared a 100% stock dividend effected in the form of a two for one split as of December 31, 1996. The par value remained unchanged. The share prices above have been changed to reflect the stock split.

          The Registrant paid semiannual dividends in 1996, 1995, and 1994. The dividend policy was changed to begin paying quarterly dividends beginning February 15, 1997

          The Registrant's future dividends will, of course, depend upon its earnings and financial condition and upon other factors not presently determinable. After the Share Exchange, it is anticipated that the Registrant will obtain the funds needed for the payment of its dividends and expenses from the Bank, chiefly in the form of dividends.

          There were 882 holders of record of the Registrant's Common Stock as of April 1, 1997.

Item 6.  Selected Financial Data.

     The following Selected Financial Data for the five fiscal years ended December 31, 1996 should be read in conjunction with Item 7, Management's Discussion & Analysis of Financial Condition and Results of Operations and the Financial Statements of the Registrant incorporated by reference in response to Item 8, Financial Statements and Supplementary Data.


                                                                                       Year Ended December 31,
                                      ------------------------------------------------------------------------------------------
                                         1996                 1995              1994                1993          1992
                                     -------------    ------------------    --------------   -----------------    --------------
INCOME STATEMENT DATA:

 Interest Income                       $9,402,870            $8,726,902        $7,896,082          $7,713,898        $8,066,113
 Interest Expense                       3,910,612             3,584,788         2,722,451           2,927,042         3,490,897
                                     -------------    ------------------    --------------   -----------------    --------------
 Net Interest Income                    5,492,258             5,142,114         5,173,631           4,786,856         4,575,216
Less:   Provision for Loan Losses         290,000               240,000           203,000             163,333           300,000
                                     -------------    ------------------    --------------   -----------------    --------------
Net Interest Income after
   Provision for Loan Losses            5,202,258             4,902,114         4,970,631           4,623,523         4,275,216
Non-Interest Income                     1,024,770               811,968           590,458             586,309           542,939
                                     -------------    ------------------    --------------   -----------------    --------------
Net Revenue                             6,227,028             5,714,082         5,561,089           5,209,832         4,818,155
Non-Interest Expense                    4,378,387             3,976,155         3,626,679           3,325,600         2,893,624
                                     -------------    ------------------    --------------   -----------------    --------------
Income before Income Taxes              1,848,641             1,737,927         1,934,410           1,884,232         1,924,531
Applicable Income Taxes                   537,304               477,237           573,407             540,439           597,307
                                     -------------    ------------------    --------------   -----------------    --------------
 Net Income                             1,311,337             1,260,690         1,361,003           1,343,793         1,327,224
                                     =============    ==================    ==============   =================    ==============

PERFORMANCE RATIOS:

 Return on Average Assets                   1.06%                 1.12%             1.25%               1.25%             1.31%
 Return on Average Equity                   9.58%                 9.94%            11.90%              12.93%            14.39%
Dividend Payout Ratio                      31.86%                30.18%            26.17%              25.24%            22.34%

PER SHARE DATA (1) :

 Net Income                                $0.94                 $0.91             $0.99               $0.98             $0.98
 Cash Dividends Declared                    0.30                  0.28              0.26                0.25              0.22
 Book Value                                10.14                  9.44              8.67                7.94              7.18
 Market Price *                            20.50                 18.75             17.50               16.25             14.50
 Average Shares Outstanding            1,392,298             1,383,152         1,369,330           1,361,496         1,347,646

BALANCE SHEET DATA:

 Assets                              $126,241,741          $121,492,853      $114,607,016        $110,804,265      $111,525,581
 Loans (Net of Unearned Income)        87,870,194            85,871,203        80,634,132          73,643,768        70,734,637
 Securities                            26,089,574            26,618,148        23,833,408          20,374,505        20,184,687
 Deposits                             111,087,867           105,612,562        99,007,815          99,475,856       101,123,382
 Stockholders' Equity                  14,196,856            13,120,419        11,969,374          10,855,243         9,778,087


 (1) Adjusted for a stock split effected in the form of a 100% stock dividend of Eagle Financial Services, Inc. stock on December 31, 1996.

   * The Company issues one class of stock, Common, which is not listed for trading on a registered exchange or quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ). Trades in the Company's stock occur sporadically on a local basis. Accordingly, there is no established public trade market for shares of the Company's stock, and quotations do not necessarily reflect the price that would be paid in an active and liquid market.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Pursuant to General Instruction G(2), information required by this
Item is incorporated by reference from pages 35 to 40 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996. In addition, under Securities Act Guide 3,II.B., the Schedules entitled Maturity Distribution and Yields of Securities as of December 31, 1996; Deposits and Rates Paid for the years ended December 31, 1996, 1995 and 1994; and Maturities of Certificates of Deposit of $100,000 and More as of December 31, 1995 are displayed on the following two pages.

Item 8.     Financial Statements and Supplementary Data

          Pursuant to General Instruction G(2) information required by this Item is incorporated by reference from pages 12 to 34 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.


Item 9.     Changes In and Disagreements With Accountants on Accounting and
               Financial Disclosure.


                None.


                                                 Maturity Distribution and Yields of Securities
                                                                  December 31, 1996


                                         Due in one year         Due after 1               Due after 5
                                            or less             through 5 years          through 10 years
                                     ----------  --------  ---------------  ------- --------------  ---------
                                       Amount      Yield         Amount      Yield       Amount       Yield
                                     ----------  --------  ---------------  ------- --------------  ---------
Securities held to maturity:

     U.S. Treasury securities        $ 449,775    5.04%      $    249,880     5.15% $            0     0.00%
     Obligations of U.S. government
          corporations and agencies    249,960    6.07%         2,227,998     6.04%      2,989,533     6.52%
     Mortgage-backed securities              0    0.00%         7,188,320     6.28%      7,130,040     6.93%
     Other taxable securities          100,000    5.60%                 0     0.00%              0     0.00%
                                     ----------              -------------            ------------
          Total taxable                799,735                  9,666,198               10,119,573
     Tax-exempt securities (1)         100,000    7.96%         2,075,000     7.02%        570,521     7.52%
                                     ----------              -------------            ------------
          Total                      $ 899,735               $ 11,741,198             $ 10,690,094
                                     ----------              -------------            ------------


Securities available for sale:

     Obligations of U.S. government
          corporations and agencies  $       0    0.00%      $    742,372     5.28% $      250,000     7.22%
     Other taxable securities                0    0.00%                 0     0.00%              0     0.00%
                                     ----------              -------------            ------------
          Total                      $       0               $    742,372           $      250,000
                                     ==========              =============            ============
Total securities:                    $ 899,735               $ 12,483,570             $ 10,940,094
                                     ==========              =============            ============



                 Maturity Distribution and Yields of Securities
                               December 31, 1996
                                  (continued)


                                      Due after 10 years
                                     and Equity Securities                Total
                                    --------------   --------  --------------  -----------
                                         Amount       Yield          Amount      Yield
                                    --------------   --------  --------------  -----------
Securities held to maturity:

     U.S. Treasury securities         $    121,976    7.63%    $      821,631     5.45%
     Obligations of U.S. government
          corporations and agencies              0    0.00%         5,467,491     6.31%
     Mortgage-backed securities            642,099    7.00%        14,960,459     6.62%
     Other taxable securities                    0    0.00%           100,000     5.60%
                                      -------------            --------------
          Total taxable                    764,075                 21,349,581
     Tax-exempt securities (1)             250,000    6.63%         2,995,521     7.12%
                                      -------------            --------------
          Total                       $  1,014,075             $   24,345,102
                                      -------------            --------------


Securities available for sale:

     Obligations of U.S. government
          corporations and agencies   $          0    0.00%    $      992,372     5.77%
     Other taxable securities              752,100    6.61%           752,100     6.61%
                                      -------------            --------------
          Total                       $    752,100             $    1,744,472
                                      =============            ==============
Total securities:                     $  1,766,175             $   26,089,574
                                      =============            ==============


(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

                            Deposits and Rates Paid


                                                                           December 31,
                                 ---------------------------------------------------------------------
                                          1996                   1995                    1994
                                 ---------------------  ----------------------   ---------------------
                                  Amount       Rate       Amount       Rate       Amount       Rate
                                 ---------   ---------  ----------    --------   ---------   ---------
                                                            (Dollars in thousands)
Noninterest-bearing               $15,175                 $11,972                 $13,078
                                 ---------              ----------               ---------

Interest-bearing:
    NOW accounts                   16,773      2.10%       14,089      2.49%       11,812      2.53%
    Money market accounts          17,172      3.08%       16,932      3.20%       16,985      2.81%
    Regular savings accounts       13,421      2.52%       12,325      2.76%       12,716      2.75%
    Certificates of deposit:
        Less than $100,000         37,204      5.38%       39,116      5.11%       35,307      3.86%
        $100,000 and more          11,343      5.40%       11,179      5.57%        9,110      4.04%
                                 ---------              ----------               ---------
Total interest-bearing            $95,913      4.03%      $93,641      4.06%      $85,930      3.22%
                                 ---------              ----------               ---------
Total deposits                   $111,088                $105,613                 $99,008
                                 =========              ==========               =========


           Maturities of Certificates of Deposit of $100,000 and More



                           Within      Three to       Six to        One to     Over
                           Three         Six          Twelve         Five      Five
                           Months       Months        Months        Years     Years        Total
                         ---------     --------     ---------     ---------  --------    ---------
                                                         (Dollars in thousands)
At December 31, 1995     $   5,170     $  1,038     $   2,932    $   2,203     ----      $ 11,343
                         =========     ========     =========     =========  ========    =========


                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.


Item 11.     Executive Compensation.


Item 12.     Security Ownership of Certain Beneficial Owners and
                 Management.


Item 13.     Certain Relationships and Related Transactions.

          Pursuant to General Instruction G(3), the information called for by
Part III, Items 10. through 13., is incorporated herein by reference from the Company's definitive proxy statement, dated April 1, 1997, for the Company's Annual Meeting of Shareholders to be held April 16, 1997.

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K.

                   (a) The following documents are filed or incorporated by reference as part of this report:

(1)  Financial Statements.

     Independent Auditor's Report
     Consolidated Balance Sheets -
     At December 31, 1996 and 1995  .......................  12
     Consolidated Statements of Income -
     Years ended December 31, 1996, 1995,1994  ............  13
     Consolidated Statements of Changes in
     Stockholders' Equity -
     Years ended December 31, 1996, 1995, 1994  ...........  14
     Consolidated Statements of Cash Flows -
     Years ended December 31, 1996, 1995, 1994  ...........  15
     Notes to Financial Statements  .......................  17

(2)  Schedules.

     Selected Financial Data  .............................  11
     Average Balances, Income/Expenses
     and Average Rates  ...................................  35
     Allocation of Allowance for Loan Losses  .............  37
     Maturities of CDs of $100,000 and More  ....Seq Pg....  10
     Deposits and Rates Paid   ......Seq Pg................  10
     Risk-Based Capital Ratios  ...........................  40
     Financial Highlights  ................................  10
    Analysis of Reserve for Loan Losses   .................  36
    Past Due Loans and Non-Performing Assets  .............  39
    Interest Rate Sensitivity Schedule  ...................  40
    Loan Portfolio  .......................................  38
    Rate/Volume Variance  .................................  36
    Security Maturity Analysis  ......Seq Pg...............   9

          All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(3) Exhibit.

 Exhibit No.                       Description of Exhibit

 3.1                                  Articles of Incorporation of Registrant
                                        (incorporated herein by reference to
                                        Exhibit 3.1 of Registrant's Form S-4
                                        Registration Statement, Registration No.
                                        33-43681.)

 3.2                                   Bylaws of Registrant (incorporated
                                        herein by reference to Exhibit 3.2 of
                                        Registrant's Form S-4 Registration
                                        Statement, Registration No. 33-43681).

10.1                                   Description of Executive Supplemental
                                        Income Plan

11                                     Computation of Per Share Earnings

13                                     Annual Report to Security Holders

21                                     Subsidiaries of the Registrant



                   (b)  Reports on Form 8-K.

                               None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of April, 1997.

                              Eagle Financial Services, Inc.


                              By /s/ LEWIS M. EWING
                                 ---------------------------------
                                   Lewis M. Ewing, President & CEO

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ LEWIS M. EWING                     President (principal            April 1, 1997
---------------                        executive officer)
Lewis M. Ewing                         and Director


/s/ JOHN R. MILLESON                   Treasurer (principal           April 1, 1997
--------------------                   financial officer)
John R. Milleson

/s/ JAMES W. MCCARTY, JR.              Controller (principal          April 1, 1997
-------------------------              accounting officer)
James W. McCarty, Jr.

/s/ JOHN D. HARDESTY                   Chairman of the Board          April 1, 1997
----------------------                 and Director
John D. Hardesty

/s/ J. FRED JONES                      Director                       April 1, 1997
----------------------
J. Fred Jones

/s/ ROBERT W. SMALLEY, JR.             Director                       April 1, 1997
--------------------------
Robert W. Smalley, Jr.

/s RANDALL G. VINSON                  Director                       April 1, 1997
----------------------
Randall G. Vinson

                                       Director                       April 1, 1997
/s/ JOHN F. MILLESON, JR.
-------------------------
John F. Milleson, Jr.





                         EAGLE FINANCIAL SERVICES, INC.


                                  EXHIBIT INDEX
                                       TO
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                                  Sequential
    Exhibit No.                  Description of Exhibit                            Page No.
      3.1                             Articles of Incorporation of
                                        Registrant (incorporated  herein
                                        by reference to Exhibit 3.1 of
                                        Registrant's Form S-4 Registration
                                        Statement, Registration No.
                                        33-43681).                                    N/A

       3.2                             Bylaws of Registrant (incorporated
                                         herein by reference to Exhibit 3.2
                                         of Registrant's Form S-4 Registration
                                         Statement, Registration No.  33-43681).      N/A

      10.1                            Description of Executive
                                        Supplemental Income Plan

       11                             Computation of Per Share Earnings

       13                             Annual Report to Security Holders

       21                             Subsidiaries of the Registrant