Form 10-Q
period 1997-03-31
EAGLE FINANCIAL SERVICES INC
filed 1997-05-15
CIK 880641

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

-------------------------------------------------------------------------------
                            Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
    ----------     Exchange Act of 1934
                   For the quarterly period ended March 31, 1997

                   Transition Report Under Section 13 or 15(d) of the Exchange
    ----------     Act

-------------------------------------------------------------------------------

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

        Yes     X                                No
           ------------                                    -------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Class Common Stock    Number of shares 1,402,152     Outstanding at May 10, 1997
                               ($2.50 par value)

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

Part I.  Financial Information

Item 1.      Financial Statements (Unaudited)    ...........................  3

                 Consolidated Balance Sheets as of

                 March 31, 1997 and December 31, 1996     ..................  3

                 Consolidated Statements of Income for the

                 Three Months Ended March 31, 1997 and 1996     ............  4

                 Consolidated Statement of Changes in
                 Stockholder's Equity for the Three Months

                 Ended March 31, 1997 and 1996           ...................  6

                 Consolidated Statements of Cash Flows for the

                 Three Months Ended March 31, 1997 and 1996      ............ 7

                 Notes to Consolidated Financial Statements      ............ 9

Item 2.      Management's Discussion and Analysis of

                 Financial Condition and Results of Operations      ........ 12

Part II.  Other Information

Item 6.      Exhibits and reports on Form 8-K     .......................... 14

Signatures      ............................................................ 15

Exhibit 27 - Financial Data Schedule      .................................  16

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

                           Eagle Financial Services, Inc. and Subsidiary
                                     Consolidated Balance Sheets
                          As of March 31, 1997 and December 31, 1996


                                                March 31, 1997   December 31, 1996
                                                --------------   -----------------
Assets

Cash and due from banks                          $   5,027,212    $   4,409,250
Securities held to maturity (fair value:
  1997, $26,090,001; 1996, $24,042,342)             26,649,059       24,345,102
Securities available for sale, at fair value         1,480,104        1,744,472
Federal funds sold                                   3,315,000        1,553,000
Loans, net of unearned discounts                    84,329,252       87,870,194
   Less allowance for loan losses                     (828,012)        (913,955)
                                                 -------------    -------------
           Net loans                                83,501,240       86,956,239
Bank premises and equipment, net                     4,095,237        4,251,675
Other real estate owned                                 46,605           46,605
Intangible assets                                      641,061          653,624
Other assets                                         2,256,152        2,281,774
                                                 -------------    -------------
           Total assets                          $ 127,011,670    $ 126,241,741
                                                 =============    =============
Liabilities and Stockholders' Equity
Liabilities

    Deposits:

       Noninterest bearing                       $  14,555,826    $  15,175,041
       Interest bearing                             96,981,244       95,912,826
                                                 -------------    -------------
          Total deposits                         $ 111,537,070    $ 111,087,867
    Federal funds purchased                                  0                0
    Other liabilities                                1,040,610          957,018
                                                 -------------    -------------
           Total liabilities                     $ 112,577,680    $ 112,044,885
                                                 -------------    -------------
Stockholders' Equity
    Preferred Stock, $10 par value;
        authorized 500,000 shares; no
        shares outstanding                       $           0    $           0
    Common Stock, $2.50 par value;
         authorized 1,500,000 shares;
         issued 1997, 1,402,152; issued
         1996, 1,399,885 shares                      3,505,379        3,499,714
    Surplus                                          1,985,444        1,945,891
    Retained Earnings                                8,949,171        8,756,281
    Unrealized loss on securities
        available for sale, net                         (6,004)          (5,030)
                                                 -------------    -------------
           Total stockholders' equity            $  14,433,990    $  14,196,856
                                                 -------------    -------------
           Total liabilities and stockholders'
                 equity                          $ 127,011,670    $ 126,241,741
                                                 =============    =============


                       Eagle Financial Services, Inc. and Subsidiary
                             Consolidated Statements of Income
                    For the Three Months Ended March 31, 1997 and 1996


                                                         Three Months Ended
                                                              March 31,

                                                       1997             1996
                                                    ------------   -------------
      Interest Income

      Interest and fees on loans                    $ 1,863,241     $ 1,910,514
      Interest on securities held to
        maturity:
          Taxable interest income                       349,010         308,424
          Interest income exempt from
            federal income taxes                         35,748          41,425
      Interest and dividends on securities
          available for sale, taxable                    20,486          41,739
      Interest on federal funds sold                     28,651           3,507
                                                    -----------     -----------
                Total interest income               $ 2,297,136     $ 2,305,609
                                                    -----------     -----------
      Interest Expense
      Interest on deposits                          $   923,743     $   957,938
      Interest on federal funds purchased                     0          47,260
                                                    -----------     -----------
                Total interest expense              $   923,743     $ 1,005,198
                                                    -----------     -----------
                Net interest income                 $ 1,373,393     $ 1,300,411
      Provision For Loan Losses                          75,000          60,000
                                                    -----------     -----------
                Net interest income after
                provision for loan losses           $ 1,298,393     $ 1,240,411
                                                    -----------     -----------
      Other Income
      Trust Department income                       $    48,662     $    48,353
      Service charges on deposits                       122,764         118,396
      Other service charges and fees                     46,363          43,633
      Gain (loss) on equity investment                   (2,150)         (1,306)
      Other operating income                             38,150          12,677
                                                    -----------     -----------
                                                    $   253,789     $   221,753
                                                    -----------     -----------

                          Eagle Financial Services, Inc. and Subsidiary
                               Consolidated Statements of Income
                      For the Three Months Ended March 31, 1997 and 1996


                                                           Three Months Ended
                                                                March 31,

                                                           1997          1996
                                                       -----------   ------------
      Other Expenses
      Salaries and wages                               $  454,596     $  407,092
      Pension and other employee benefits                 128,306        105,554
      Occupancy expenses                                   96,811         76,341
      Equipment expenses                                  107,659         60,969
      FDIC assessment                                       3,832          1,000
      Stationary and supplies                              43,524         44,290
      Postage                                              23,951         39,020
      Credit card expense                                  32,264         22,915
      Bank franchise tax                                   24,048         27,213
      ATM network fees                                     32,553         25,851
      Intangible amortization                              12,563          2,199
      Other operating expenses                            206,510        224,892
                                                       ----------     ----------
                                                       $1,166,617     $1,037,336
                                                       ----------     ----------
               Income before income taxes              $  385,565     $  424,828

      Income Tax Expense                                   80,685        114,729
                                                       ----------     ----------
                Net Income                             $  304,880     $  310,099
                                                       ==========     ==========
      Earnings Per Share                               $     0.22     $     0.23
                                                       ==========     ==========

                           Eagle Financial Services, Inc. and Subsidiary
                    Consolidated Statements of Changes in Stockholders' Equity
                        For the Three Months Ended March 31, 1997 and 1996



                                                                             Unrealized
                                                                             Gain (Loss)
                                                                            on Securities
                                  Common                        Retained    Available for
                                  Stock          Surplus        Earnings       Sale, Net       Total
                               -------------  ------------  -------------   -------------   ------------
  Balance, Dec 31, 1995        $ 1,738,212    $ 1,782,186    $ 9,612,627    ($   12,606)   $13,120,419
     Net income                                                  310,099                       310,099
     Net change in
        unrealized (loss)
        on securities avail-
        able for sale                                                             3,652          3,652
     Fractional shares
        purchased                       (5)           (71)                                         (76)
                               -----------    -----------    -----------    -----------    -----------
  Balance, Mar 31, 1996        $ 1,738,207    $ 1,782,115    $ 9,922,726    ($    8,954)   $13,434,094
                               ===========    ===========    ===========    ===========    ===========
  Balance, Dec 31, 1996        $ 3,499,714    $ 1,945,891    $ 8,756,281    ($    5,030)   $14,196,856
     Net income                                                  304,880                       304,880
     Issuance of common
        stock, dividend
        investment plan
        (2,268 shares)               5,669         39,585                                       45,254
     Dividend declared
        ($.08 per share)                                        (111,990)                     (111,990)
     Net change in
        unrealized (loss)
        on securities avail-
        able for sale                                                              (974)          (974)
Fractional shares
        purchased                       (4)           (32)                                         (36)
                               -----------    -----------    -----------    -----------    -----------
  Balance, Mar 31, 1997        $ 3,505,379    $ 1,985,444    $ 8,949,171    ($    6,004)   $14,433,990
                               ===========    ===========    ===========    ===========    ===========


                    Eagle Financial Services, Inc. and Subsidiary
                         Consolidated Statements of Cash Flows
                  For the Three Months Ended March 31, 1997 and 1996


                                                              1997           1996
                                                          ----------    ------------
    Cash Flows from Operating Activities
    Net income                                           $   304,880    $   310,099
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                          103,511         77,243
       Amortization of intangible assets                      12,563          3,150
       Loss on equity investment                               2,150          1,306
       Provision for loan losses                              75,000         60,000
       Premium amortization on securities, net                 8,940         11,638
       Deferred tax                                                0          7,873
       (Increase) decrease in other assets                   103,654        (96,969)
       Increase in other liabilities                          83,592         99,333
                                                         -----------    -----------
    Net cash provided by operating activities            $   694,290    $   473,673
                                                         -----------    -----------
    Cash Flows from Investing Activities
    Proceeds from maturities and principal
        payments on securities held to maturity          $   920,129    $   793,045
    Proceeds from maturities and principal
        payments on securities available for sale            308,000        998,844
    Purchases of securities held to maturity              (3,233,032)    (2,573,513)
    Purchases of securities available for sale               (45,100)      (140,377)
    Purchases of bank premises and equipment                 (26,755)      (868,165)
    Acquisition of intangible assets                               0       (737,348)
    Net decrease in loans                                  3,379,999      1,109,589
                                                         -----------    -----------
    Net cash provided by (used in) investing
        activities                                       $ 1,303,241    ($1,417,925)
                                                         -----------    -----------
    Cash Flows from Financing Activities
    Net increase (decrease) in demand deposits,
        money market, and savings accounts               ($  115,303)   $ 2,538,395
    Net increase (decrease) in certificates of deposit       564,506       (174,048)
    Net (decrease) in federal funds purchased                      0       (966,000)
    Cash dividends paid                                      (66,736)             0
    Fractional shares purchased                                  (36)           (76)
                                                         -----------    -----------
    Net cash provided by financing activities            $   382,431    $ 1,398,271
                                                         -----------    -----------
    Increase in cash and cash equivalents                $ 2,379,962    $   454,019
    Cash and Cash Equivalents
        Beginning                                          5,962,250      4,106,467
                                                         -----------    -----------
        Ending                                           $ 8,342,212    $ 4,560,486
                                                         ===========    ===========

                         Eagle Financial Services, Inc. and Subsidiary
                              Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31, 1997 and 1996


                                                           1997          1996
                                                        -----------   ----------
Supplemental Disclosures of Cash Flow Information
Cash payments for:

    Interest                                            $  976,620    $1,019,297
                                                        ==========    ==========
    Income taxes                                        $        0    $    6,480
                                                        ==========    ==========

Supplemental Schedule of Non-Cash Financing
Activities:

   Issuance of common stock,
        dividend investment plan                        $   45,254    $        0
                                                        ==========    ==========
   Unrealized gain (loss) on securities
        available for sale                              ($   1,474)   $    5,534
                                                        ==========    ==========


                         EAGLE FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, and the result of operations and cash flows for the three months ended March 31, 1997 and 1996. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1996.

(3) The results of operations for the three month period ended March 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of March 31, 1997 and December 31, 1996, are:


                                          March 31, 1997          December 31, 1996
   Held to Maturity                       Amortized Cost            Amortized Cost
  -------------------                    ------------------       -----------------
U.S. Treasury securities                   $   622,676                $   821,632
Obligations of U.S. government
       corporations and agencies             5,469,285                  5,467,491
Mortgage-backed securities                  17,238,058                 14,960,458
Obligations of states and political
       subdivisions                          3,269,040                  2,995,521
Other securities                                50,000                    100,000
                                           -----------                -----------
                                           $26,649,059                $24,345,102
                                           ===========                ===========

                                         March 31, 1997            December 31, 1996
                                            Fair Value                Fair Value
                                           -----------                -----------
U.S. Treasury securities                   $   620,239                $   823,361
Obligations of U.S. government
       corporations and agencies             5,333,061                  5,396,463
Mortgage-backed securities                  16,825,107                 14,730,775
Obligations of states and political
       subdivisions                          3,261,606                  2,991,733
Other securities                                49,988                    100,010
                                           -----------                -----------
                                           $26,090,001                $24,042,342
                                           ===========                ===========





                                     March 31, 1997                December 31, 1996
Available for Sale                   Amortized Cost                  Amortized Cost
-----------------------              ---------------               -----------------
Obligations of U.S. government
       corporations and agencies          750,000                       999,994
Other securities                          739,200                       752,100
                                       ----------                    ----------
                                       $1,489,200                    $1,752,094
                                       ==========                    ==========

                                      March 31, 1997               December 31, 1996
                                        Fair Value                    Fair Value
                                      --------------               -----------------
Obligations of U.S. government
       corporations and agencies          740,904                       992,372
Other securities                          739,200                       752,100
                                       ----------                    ----------
                                       $1,480,104                    $1,744,472
                                       ==========                    ==========

(5) Net loans at March 31, 1997 and December 31, 1996 are summarized as follows:

                                                 March 31, 1997   December 31, 1996
                                                 ---------------  -----------------
Loans secured by real estate:
     Construction and land development            $  1,563,328     $  1,434,277
     Secured by farmland                             3,724,178        4,013,322
     Secured by 1-4 family residential              44,865,729       45,156,222
     Nonfarm, nonresidential loans                   9,365,280        9,517,839
Loans to finance agricultural production             1,242,628        1,446,108
Commercial and industrial loans                      5,513,386        6,145,077
Loans to individuals                                17,516,049       19,632,667
Loans to U.S. state and political
          subdivisions                               1,435,111        1,517,111
All other loans                                        111,910          214,483
                                                  ------------     ------------
Gross loans                                       $ 85,337,599     $ 89,077,106

Less:

          Unearned income                           (1,008,347)      (1,206,912)
          Allowance for loan losses                   (828,012)        (913,955)
                                                  ------------     ------------
Loans, net                                        $ 83,501,240     $ 86,956,239
                                                  ============     ============

(6)     Allowance for Loan Losses


                                                   March 31, 1997  December 31, 1996
                                                   --------------  -----------------
Balance, beginning                                    $ 913,955       $ 828,104
Provision charged to operating expense                   75,000         290,000
Recoveries added to the allowance                         4,438          63,561
Loan losses charged to the allowance                   (165,381)       (267,710)
                                                      ---------       ---------
Balance, ending                                       $ 828,012       $ 913,955
                                                      =========       =========

(7)     New Accounting Pronouncements

FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 1996.

FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," defers for one year the effective date (a) of para-graph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, secur-ities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

The effects of these Statements on the Bank's financial statements are not expected to be material.

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

Performance Summary

Net income of the company for the first three months of 1997 and 1996 was $304, 880 and $310,099, respectively. This is a slight decrease of $5,219 or 1.68%. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Net interest income after provision for loan losses for the first three months of 1997 and 1996 was $1,298,393 and $1,240,411, respectively. This is an increase of $57,982 or 4.67%. Total other income increased $32,036 or 14.45% from $221,753 for the first three months of 1996 to $253,789 for the first three months of 1997. Total other expenses increased $129,281 or 12.46% from $1,037,336 during the first three months of 1996 to $1,166,617 during the first three months of 1997.

Earnings per common share outstanding was $0.22 and $0.23 for the three months ended March 31, 1997 and 1996, respectively. Annualized return on average assets for the quarter ended March 31, 1997 was 0.97% as compared to 1.03% for quarter ended March 31, 1996. Annualized return on average equity for 1997 was 8.54% as compared to 9.34% for 1996.

Provision and Allowance for Loan Losses

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses increased $15,000 from $60,000 in 1996 to $75,000 in 1997. The allowance for loan losses decreased $85,943 or 9.40% during the first three months of 1997 from $913,955 at December 31, 1996 to $828,012 at March 31, 1997.
The allowance as a percentage of total loans decreased from 1.04% at December 31, 1996 to 0.98% at March 31, 1997. The Company had net charge-offs of $160,943 and $45,491 for the first three months of 1997 and 1996, respectively. The ratio of net charge-offs to average loans was 0.19% for the first three months of 1997 as compared to 0.05% for the first three months of 1996.

The coverage for the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest has increased from 90.14% at December 31, 1996 to 122.69% at March 31, 1997. Loans past due greater than 90 days and still accruing interest decreased from $967,319 at December 31, 1996 to $628,285 at March 31, 1997.

Potential problem loans are included in the loans past due 90 days or more and still accruing interest. Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of March 31, 1997 was $360,626. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

Balance Sheet

Total assets increased $0.77 million or 0.61% from $126.24 million at December 31, 1996 to $127.01 million at March 31, 1997. Securities increased $2.04 million or 7.82% during the first three months of 1997 from $26.09 million at December 31, 1996 to $28.13 million at March 31, 1997. Loans, net of unearned discounts decreased $3.54 million or 4.03% during the same period from $87.87 million at December 31, 1996 to $84.33 million at March 31, 1997.

Total liabilities increased $0.53 million or 0.48% during the first three months of 1997 from $112.04 million at December 31, 1996 to $112.58 million at March 31, 1997. Total deposits increased $0.45 million or 0.40% during the same period from $111.09 at December 31, 1996 to $111.54 million at March 31, 1997. Total stockholders' equity increased $0.24 million during the first three months of 1997 from $14.20 million at December 31, 1996 to $14.43 million at March 31, 1997.

Stockholders' Equity

The Company continues to be a strongly capitalized financial institution. Stockholders' equity per share increased $0.15 or 1.48% from $10.14 per share at December 31, 1996 to $10.29 per share at March 31, 1997. During 1996 the Company paid $0.30 per share in dividends. During 1997, the Company changed its dividend policy to begin paying quarterly dividends. The Company's first quarter dividend was $0.08 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

Liquidity

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $32.8 million at March 31, 1997 and $34.5 million at December 31, 1996. These represent 29.1% and 30.8% of total liabilities as of March 31, 1997 and December 31, 1996, respectively.

PART II.  OTHER INFORMATION

Item 1.        Legal proceedings.

                None

Item 2.        Changes in securities.

                None.

Item 3.        Defaults upon senior securities.

                None.

Item 4.        Submission of matters to a vote of security holders.

                None.

Item 5.        Other Information.

                None

Item 6.        Exhibits and Reports on Form 8-K.

               (a)    Exhibits.

                        Exhibit 2       Not applicable

                        Exhibit 3   (i) Articles of Incorporation of Registrant
                                               (incorporated herein by reference
                                               as Exhibit 3.1 of Registrant's
                                               Form S-4 Registration Statement,
                                               Registration No. 33-43681.)

                                         (ii) Bylaws of Registrant (incorporated
                                               herein by reference as Exhibit
                                               3.2 of Registrant's Form S-4
                                               Registration Statement,
                                               Registration No. 33-43681).

                        Exhibit 4       Not applicable

                        Exhibit 10      Material Contracts

                                  10.1    Description of Executive Supplemental
                                               Income Plan, Incorporated by
                                               reference to Exhibit 10.1 to the
                                               Company's Annual Report on Form
                                               10-K for the year ended December
                                               31, 1996

                                  10.2    Lease Agreement between Bank of Clarke
                                               County (tenant) and Winchester
                                               Development Company (landlord)
                                               dated August 1, 1992 for the
                                               branch office at 625 East Jubal
                                               Early Drive, Winchester,
                                               Virginia, Incorporated herein by
                                               reference to Exhibit 10.2 of the
                                               Company's Annual Report on Form
                                               10-K for the year ended December
                                               31, 1995, File No. 0-20146)

                        Exhibit 11        Not applicable

                        Exhibit 15        Not applicable

                        Exhibit 18        Not applicable

                        Exhibit 19        Not applicable

                        Exhibit 22        Not applicable

                        Exhibit 23        Not applicable

                        Exhibit 24        Not applicable

                        Exhibit 27        Financial Data Schedule, Incorporated
                                               herein as Exhibit 27

                        Exhibit 99        Not applicable

               (b)    Reports on Form 8-K.

                      None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EAGLE FINANCIAL SERVICES, INC.

Date:          May 13, 1997      /s/ LEWIS M. EWING
                               ----------------------------------
                                     Lewis M. Ewing
                                     President and CEO

Date:          May 13, 1997      /s/ JOHN R. MILLESON
                                ----------------------------------
                                     John R. Milleson
                                     Vice President, Secretary and
                                     Treasurer

Date:          May 13, 1997      /s/ JAMES W. MCCARTY, JR.
                                ----------------------------------
                                     James W. McCarty, Jr.
                                     Controller