Form 10-Q
period 1997-06-30
EAGLE FINANCIAL SERVICES INC
filed 1997-08-14
CIK 880641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

-------------------------------------------------------------------------------
                                    Form 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Exchange
      Act
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

        Yes [X]                                No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Class Common Stock   Number of shares 1,404,355   Outstanding at August 11, 1997
 ($2.50 par value)

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

Part I.  Financial Information

Item 1.      Financial Statements (Unaudited) ............................ 3

             Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996 ......................... 3

             Consolidated Statements of Income for the Three
             and Six Months Ended June 30, 1997 and 1996  ................ 4

             Consolidated Statement of Changes in
             Stockholder's Equity for the Six Months
             Ended June 30, 1997 and 1996 ................................ 6

             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1997 and 1996 ..................... 7

             Notes to Consolidated Financial Statements .................. 9

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations .............. 12

Part II.  Other Information

Item 6.      Exhibits and reports on Form 8-K ........................... 14

Signatures .............................................................. 15

Exhibit 27 - Financial Data Schedule .................................... 16

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements



                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    As of June 30, 1997 and December 31, 1996

                                                    June 30, 1997      December 31, 1996
                                                    -------------      -----------------
Assets
Cash and due from banks                             $   5,454,001       $   4,409,250
Securities held to maturity (fair value:
  1997, $29,511,349; 1996, $24,042,342)                29,800,363          24,345,102
Securities available for sale, at fair value            3,743,733           1,744,472
Federal funds sold                                         31,000           1,553,000
Loans, net of unearned discounts                       83,363,910          87,870,194
   Less allowance for loan losses                        (831,557)           (913,955)
                                                    -------------       -------------
           Net loans                                   82,532,353          86,956,239
Bank premises and equipment, net                        4,142,173           4,251,675
Other real estate owned                                    71,417              46,605
Intangible assets                                         628,357             653,624
Other assets                                            2,643,927           2,281,774
                                                    -------------       -------------
           Total assets                             $ 129,047,324       $ 126,241,741
                                                    =============       =============
Liabilities and Stockholders' Equity
Liabilities
    Deposits:
       Noninterest bearing                          $  16,147,575       $  15,175,041
       Interest bearing                                97,063,124          95,912,826
                                                    -------------       -------------
          Total deposits                            $ 113,210,699       $ 111,087,867
    Federal funds purchased                                     0                   0
    Other liabilities                                   1,094,879             957,018
                                                    -------------       -------------
           Total liabilities                        $ 114,305,578       $ 112,044,885
                                                    -------------       -------------
Stockholders' Equity
    Preferred Stock, $10 par value;
        authorized 500,000 shares; no
        shares outstanding                          $           0       $           0
    Common Stock, $2.50 par value;
         authorized 1,500,000 shares;
         issued 1997, 1,404,356; issued
         1996, 1,399,885 shares                         3,510,889           3,499,714
    Surplus                                             2,025,990           1,945,891
    Retained Earnings                                   9,203,510           8,756,281
    Unrealized loss on securities
        available for sale, net                             1,357              (5,030)
                                                    -------------       -------------
           Total stockholders' equity               $  14,741,746       $  14,196,856
                                                    -------------       -------------
           Total liabilities and stockholders'
                 equity                             $ 129,047,324       $ 126,241,741
                                                    =============       =============


                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                  For the Periods Ended June 30, 1997 and 1996


                                            Three Months Ended
                                                June 30,
                                           1997          1996
                                        ----------    -----------
Interest Income
Interest and fees on loans             $ 1,846,204    $ 1,947,835
Interest on securities held to
  maturity:
    Taxable interest income                402,492        327,895
    Interest income exempt from
      federal income taxes                  37,562         42,201
Interest and dividends on securities
    available for sale, taxable             37,440         35,360
Interest on federal funds sold              23,619         13,800
                                       -----------    -----------
          Total interest income        $ 2,347,317    $ 2,367,091
                                       -----------    -----------
Interest Expense

Interest on deposits                   $   956,024    $   976,287
Interest on federal funds purchased          2,911          6,098
                                       -----------    -----------
          Total interest expense       $   958,935    $   982,385
                                       -----------    -----------
          Net interest income          $ 1,388,382    $ 1,384,706

Provision For Loan Losses                   91,667         60,000
                                       -----------    -----------
          Net interest income after
          provision for loan losses    $ 1,296,715    $ 1,324,706
                                       -----------    -----------
Other Income
Trust Department income                $    55,373    $    41,891
Service charges on deposits                133,265        146,854
Other service charges and fees              46,921         46,329
Gain (loss) on equity investment              (996)         1,495
Other operating income                      55,093          6,534
                                       -----------    -----------
                                       $   289,656    $   243,103
                                       -----------    -----------
Other Expenses
Salaries and wages                     $   480,536    $   433,785
Pension and other employee benefits        103,577        119,915
Occupancy expenses                          65,476         85,864
Equipment expenses                         112,076        142,447
FDIC assessment                              2,633            500
Stationary and supplies                     35,105         38,647
Postage                                     32,280         27,243
Credit card expense                         24,567         25,174
Bank franchise tax                          21,844         27,213
ATM network fees                            27,397         32,341
Intangible amortization                     12,705         12,710
Other operating expenses                   164,840        162,280
                                       -----------    -----------
                                       $ 1,083,036    $ 1,108,119
                                       -----------    -----------
         Income before income taxes    $   503,335    $   459,690

Income Tax Expense                         136,823        115,342
                                       -----------    -----------
          Net Income                   $   366,512    $   344,348
                                       ===========    ===========
Earnings Per Share                     $      0.26    $      0.24
                                       ===========    ===========

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                  For the Periods Ended June 30, 1997 and 1996

                                            Six Months Ended
                                                 June 30,
                                           1997           1996
                                        -----------   -----------
Interest Income
Interest and fees on loans             $ 3,709,445    $ 3,858,349
Interest on securities held to
  maturity:
    Taxable interest income                751,502        636,319
    Interest income exempt from
      federal income taxes                  73,310         83,626
Interest and dividends on securities
    available for sale, taxable             57,926         77,099
Interest on federal funds sold              52,270         17,307
                                       -----------    -----------
          Total interest income        $ 4,644,453    $ 4,672,700
                                       -----------    -----------
Interest Expense

Interest on deposits                   $ 1,879,767    $ 1,934,225
Interest on federal funds purchased          2,911         53,358
                                       -----------    -----------
          Total interest expense       $ 1,882,678    $ 1,987,583
                                       -----------    -----------
          Net interest income          $ 2,761,775    $ 2,685,117

Provision For Loan Losses                  166,667        120,000
                                       -----------    -----------
          Net interest income after
          provision for loan losses    $ 2,595,108    $ 2,565,117
                                       -----------    -----------
Other Income
Trust Department income                $   104,035    $    90,244
Service charges on deposits                256,029        265,250
Other service charges and fees              93,284         89,962
Gain (loss) on equity investment            (3,146)           189
Other operating income                      93,243         19,211
                                       -----------    -----------
                                       $   543,445    $   464,856
                                       -----------    -----------
Other Expenses
Salaries and wages                     $   935,132    $   840,877
Pension and other employee benefits        231,883        225,469
Occupancy expenses                         162,287        162,205
Equipment expenses                         219,735        203,416
FDIC assessment                              6,465          1,500
Stationary and supplies                     78,629         82,937
Postage                                     56,231         66,263
Credit card expense                         56,831         48,089
Bank franchise tax                          45,892         54,426
ATM network fees                            59,950         58,192
Intangible amortization                     25,268         14,909
Other operating expenses                   371,350        387,172
                                       -----------    -----------
                                       $ 2,249,653    $ 2,145,455
                                       -----------    -----------
         Income before income taxes    $   888,900    $   884,518

Income Tax Expense                         217,508        230,071
                                       -----------    -----------
          Net Income                   $   671,392    $   654,447
                                       ===========    ===========
Earnings Per Share                     $      0.48    $      0.47
                                       ===========    ===========

                  Eagle Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
                 For the Six Months Ended June 30, 1997 and 1996

                                                                                Unrealized
                                                                               Gain (Loss)
                                                                              on Securities
                                Common                          Retained      Available for
                                Stock          Surplus          Earnings        Sale, Net        Total
                             ------------    ------------     -------------   -------------   ------------
Balance, Dec 31, 1995        $  1,738,212    $  1,782,186    $  9,612,627    ($    12,606)   $ 13,120,419
   Net income                                                     654,447                         654,447
   Issuance of common
      stock, dividend
      investment plan
      (2,268 shares)                4,330          59,841                                          64,171
   Dividend declared
      ($.22 per share)                                           (152,962)                       (152,962)
   Net change in
      unrealized (loss)
      on securities avail-
      able for sale                                                                    (9)             (9)
   Fractional shares
      purchased                        (9)           (132)                                           (141)
                             ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1996       $  1,742,533    $  1,841,895    $ 10,114,112    ($    12,615)   $ 13,685,925
                             ============    ============    ============    ============    ============

Balance, Dec 31, 1996        $  3,499,714    $  1,945,891    $  8,756,281    ($     5,030)   $ 14,196,856
   Net income                                                     671,392                         671,392
   Issuance of common
      stock, dividend
      investment plan
      (4,472 shares)               11,179          80,131                                          91,310
   Dividend declared
      ($.16 per share)                                           (224,163)                       (224,163)
   Net change in
      unrealized (loss)
      on securities avail-
      able for sale                                                                 6,387           6,387
   Fractional shares
      purchased                        (4)            (32)                                            (36)
                             ------------    ------------    ------------    ------------    ------------
Balance, June 30, 1997       $  3,510,889    $  2,025,990    $  9,203,510    $      1,357    $ 14,741,746
                             ============    ============    ============    ============    ============


                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996

                                                     1997          1996
                                                  -----------   -----------
Cash Flows from Operating Activities
Net income                                      $   671,392    $   654,447
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                     207,559        177,408
   Amortization of intangible assets                 25,268         21,209
   (Gain) loss on equity investment                   3,146           (189)
   Provision for loan losses                        166,667        120,000
   Premium amortization on securities, net           25,347         21,074
   Deferred tax                                           0         15,747
   (Increase) in other assets                      (233,500)      (158,824)
   Increase in other liabilities                    137,861         55,930
                                                -----------    -----------
Net cash provided by operating activities       $ 1,003,740    $   906,802
                                                -----------    -----------
Cash Flows from Investing Activities
Proceeds from maturities and principal
    payments of securities held to maturity     $ 1,863,774    $ 2,456,878
Proceeds from maturities and principal
    payments of securities available for sale       377,000      1,344,000
Purchases of securities held to maturity         (7,344,416)    (4,582,753)
Purchases of securities available for sale       (2,366,549)      (194,500)
Purchases of bank premises and equipment           (233,148)      (998,239)
Acquisition of intangible assets                          0       (692,830)
Net (increase) decrease in loans                  4,232,407       (272,554)
                                                -----------    -----------
Net cash (used in) investing activities         ($3,470,932)   ($2,939,998)
                                                -----------    -----------
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits,
    money market, and savings accounts          ($1,119,073)   $ 4,936,296
Net increase in certificates of deposit           3,241,905      1,001,112
Net (decrease) in federal funds purchased                 0     (1,867,000)
Cash dividends paid                                (132,853)       (88,791)
Fractional shares purchased                             (36)          (141)
                                                -----------    -----------
Net cash provided by financing activities       $ 1,989,943    $ 3,981,476
                                                -----------    -----------
Increase (decrease) in cash and
    cash equivalents                            ($  477,249)   $ 1,948,280

Cash and Cash Equivalents
    Beginning                                     5,962,250      4,106,467
                                                -----------    -----------
    Ending                                      $ 5,485,001    $ 6,054,747
                                                ===========    ===========

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1997 and 1996


                                                        1997          1996
                                                     ----------    ----------
Supplemental Disclosures of Cash Flow Information
Cash payments for:
    Interest                                        $ 1,854,902   $ 1,975,021
                                                    ===========   ===========
    Income taxes                                    $   262,988   $   259,523
                                                    ===========   ===========

Supplemental Schedule of Non-Cash Financing
Activities:
   Issuance of common stock,
        dividend investment plan                    $    91,310   $    64,171
                                                    ===========   ===========
   Unrealized gain (loss) on securities
        available for sale                          $     9,678   ($       14)
                                                    ===========   ===========
   Other real estate acquired in settlement
        of loans                                    $    24,812   $         0
                                                    ===========   ===========

                         EAGLE FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, and the result of operations and cash flows for the three and six months ended June 30, 1997 and 1996. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1996.

(3) The results of operations for the six month period ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of June 30, 1997 and December 31, 1996, are:

                                        June 30, 1997   December 31, 1996
Held to Maturity                        Amortized Cost   Amortized Cost
---------------------                   --------------  -----------------
U.S. Treasury securities                 $   622,290      $   821,632
Obligations of U.S. government
       corporations and agencies           7,721,622        5,467,491
Mortgage-backed securities                17,988,892       14,960,458
Obligations of states and political
       subdivisions                        3,417,559        2,995,521
Other securities                              50,000          100,000
                                         -----------      -----------
                                         $29,800,363      $24,345,102
                                         ===========      ===========
                                         June 30, 1997  December 31, 1996
                                          Fair Value       Fair Value
                                        --------------  -----------------
U.S. Treasury securities                 $   624,184      $   823,361
Obligations of U.S. government
       corporations and agencies           7,658,118        5,396,463
Mortgage-backed securities                17,754,233       14,730,775
Obligations of states and political
       subdivisions                        3,424,811        2,991,733
Other securities                              50,003          100,010
                                         -----------      -----------
                                         $29,511,349      $24,042,342
                                         ===========      ===========


                                        June 30, 1997   December 31, 1996
Available for Sale                      Amortized Cost   Amortized Cost
-----------------------                 --------------  ----------------
Obligations of U.S. government
       corporations and agencies           2,999,477          999,994
Other securities                             742,200          752,100
                                         -----------      -----------
                                         $ 3,741,677      $ 1,752,094
                                         ===========      ===========
                                        June 30, 1997   December 31, 1996
                                         Fair Value        Fair Value
                                        -------------   -----------------
Obligations of U.S. government
       corporations and agencies           3,001,533          992,372
Other securities                             742,200          752,100
                                         -----------      -----------
                                         $ 3,743,733      $ 1,744,472
                                         ===========      ===========

(5)  Net loans at June 30, 1997 and December 31, 1996 are summarized as follows:

                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------
Loans secured by real estate:
     Construction and land development        $    995,853       $  1,434,277
     Secured by farmland                         3,788,026          4,013,322
     Secured by 1-4 family residential          44,682,013         45,156,222
     Nonfarm, nonresidential loans              10,415,348          9,517,839
Loans to finance agricultural production         1,055,607          1,446,108
Commercial and industrial loans                  5,127,541          6,145,077
Loans to individuals                            16,443,747         19,632,667
Loans to U.S. state and political
          subdivisions                           1,435,111          1,517,111
All other loans                                    196,751            214,483
                                              ------------       ------------
Gross loans                                   $ 84,139,997       $ 89,077,106

Less:
          Unearned income                         (776,087)        (1,206,912)
          Allowance for loan losses               (831,557)          (913,955)
                                              ------------       ------------
Loans, net                                    $ 82,532,353       $ 86,956,239
                                              ============       ============

(6)     Allowance for Loan Losses

                                           June 30, 1997  December 31, 1996
                                           ------------- ------------------
Balance, beginning                          $ 913,955       $ 828,104
Provision charged to operating expense        166,667         290,000
Recoveries added to the allowance              15,440          63,561
Loan losses charged to the allowance         (264,505)       (267,710)
                                            ---------       ---------
Balance, ending                             $ 831,557       $ 913,955
                                            =========       =========

(7)     New Accounting Pronouncements

FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996 and esta-blishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 1996.

FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," defers for one year the effective date (a) of para-graph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, secur-ities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.

FASB Statement No. 128, "Earnings per Share", was issued in February 1997 and establishes standards for computing and presenting earnings per (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December, 15 1997 including interim periods.

FASB Statement No. 129, "Disclosure of Information About Capital Structure", was issued in February 1997 and establishes standards for disclosing information about an entity's capital structure. It applies to all entities. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966", and No. 15, "Earnings per Share", and FASB Statement No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. This Statement is effective for financial statements for periods ending after December 15, 1997.

FASB Statement No. 130, "Reporting Comprehensive Income", was issued in June 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997.

The effects of these Statements on the Bank's financial statements are not expected to be material.

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

Performance Summary

Net income of the company for the first six months of 1997 and 1996 was $671,392 and $654,447, respectively. This is an increase of $16,945 or 2.59%. The results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Net interest income after provision for loan losses for the first six months of 1997 and 1996 was $2,595,108 and $2,565,117, respectively. This is an increase of $29,991 or 1.17%. Total other income increased $78,589 or 16.91% from $464,856 for the first six months of 1996 to $543,445 for the first six months of 1997. Total other expenses increased $104,198 or 4.86% from $2,145,455 during the first six months of 1996 to $2,249,653 during the first six months of 1997.

Earnings per common share outstanding was $0.48 and $0.47 for the six months ended June 30, 1997 and 1996, respectively. Annualized return on average assets for the six month periods ended June 30, 1996 and 1997 was 1.06%. Annualized return on average equity for the six months ended June 30, 1997 was 9.31% as compared to 9.77% for the six months ended June 30, 1996.

Provision and Allowance for Loan Losses

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses increased $46,667 from $120,000 for the six months ended June 30, 1996 to $166,667 for the six months ended June 30, 1997. The allowance for loan losses decreased $82,398 or 9.02% during the first six months of 1997 from $913,955 at December 31, 1996 to $831,557 at June 30, 1997. The allowance as a percentage of total loans decreased from 1.04% at December 31, 1996 to 1.00% at June 30, 1997. The Company had net charge-offs of $249,065 and $148,039 for the first six months of 1997 and 1996, respectively. The ratio of net charge-offs to average loans was 0.29% for the first six months of 1997 as compared to 0.17% for the first six months of 1996.

The coverage of the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest has decreased from 90.14% at December 31, 1996 to 73.47% at June 30, 1997. Loans past due greater than 90 days and still accruing interest decreased from $967,319 at December 31, 1996 to $274,162 at June 30, 1997.

Potential problem loans are included in the loans past due 90 days or more and still accruing interest. Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of June 30, 1997 was $178,259. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

Loans are placed on nonaccrual when they are greater than ninety days past due without being in the process of collection or where the collection of their principal or interest is doubtful. Interest and fees are not accrued on these loans from the day they enter nonaccrual status and any interest or fees which were earned previously are reversed. As of June 30, 1997 nonaccrual loans totalled $816,505, of which $601,066 is secured by real estate. Management does not expect to incur any material losses on the nonaccrual loans secured by real estate upon foreclosure.

Balance Sheet

Total assets increased $2.81 million or 2.22% from $126.24 million at December 31, 1996 to $129.05 million at June 30, 1997. Securities increased $7.45 million or 28.57% during the first six months of 1997 from $26.09 million at December 31, 1996 to $33.54 million at June 30, 1997. Loans, net of unearned discounts decreased $4.51 million or 5.13% during the same period from $87.87 million at December 31, 1996 to $83.36 million at June 30, 1997.

Total liabilities increased $2.27 million or 2.02% during the first six months of 1997 from $112.04 million at December 31, 1996 to $114.31 million at June 30, 1997. Total deposits increased $2.12 million or 1.91% during the same period from $111.09 at December 31, 1996 to $113.21 million at June 30, 1997. Total stockholders' equity increased $0.54 million during the first six months of 1997 from $14.20 million at December 31, 1996 to $14.74 million at June 30, 1997.

Stockholders' Equity

The Company continues to be a strongly capitalized financial institution. Stockholders' equity per share increased $0.36 or 3.55% from $10.14 per share at December 31, 1996 to $10.50 per share at June 30, 1997. During 1996 the Company paid $0.30 per share in dividends. During 1997, the Company changed its dividend policy to begin paying quarterly dividends. The Company has paid $0.16 per share in dividends during the first six months of 1997. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

Liquidity

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $30.1 million at June 30, 1997 and $34.5 million at December 31, 1996. These represent 26.3% and 30.8% of total liabilities as of June 30, 1997 and December 31, 1996, respectively.

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

                Exhibit 4       Not applicable

                Exhibit 10      Material Contracts

                   10.1 Description of Executive Supplemental Income Plan, Incorporated by reference to
                            Exhibit 10.1 to the Company's Annual Re-port on Form 10-K for the year ended December 31, 1996

                   10.2     Lease Agreement between Bank of
                            Clarke County (tenant) and Winchester
                            Development Company (landlord) dated
                            August 1, 1992 for the branch office at
                            625 East Jubal Early Drive, Winchester,
                            Virginia, Incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-20146

                   10.3     Lease Agreement between Bank of
                            Clarke County (tenant) and Winchester
                            Development Company (landlord) dated
                            July 1, 1997 for an office at 615 East
                            Jubal Early Drive, Winchester, Virginia,
                            Incorporated herein as Exhibit 10.3 of
                            the Company's Annual Report on Form
                            10-Q for the quarter ended June 30, 1997.

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