Form 10-Q/A
period 1997-06-30
EAGLE FINANCIAL SERVICES INC
filed 1997-08-18
CIK 880641

FORM 10-Q/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934



                          EAGLE FINANCIAL SERVICES, INC
             (Exact name of registrant as specified in its charter)

         The undersigned registrant hereby amends the Signatures portion of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 as set forth in the pages attached hereto.

                                   SIGNATURES

The signature page was incorrectly dated May 13, 1997 rather than August 13, 1997 on our EDGAR filing.


Date: August 13, 1997                        /s/ LEWIS M. EWING
                                        ----------------------------------
                                              Lewis M. Ewing
                                              President and CEO

Date: August 13, 1997                        /s/ JOHN R. MILLESON
                                        ----------------------------------
                                              John R. Milleson
                                              Vice President, Secretary and
                                              Treasurer

Date: August 13, 1997                        /s/ JAMES W. MCCARTY, JR.
                                         ----------------------------------
                                              James W. McCarty, Jr.
                                              Controller