Form 10-Q
period 1997-09-30
EAGLE FINANCIAL SERVICES INC
filed 1997-11-13
CIK 880641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

--------------------------------------------------------------------------------
                                    Form 10-Q

          X         Quarterly Report Under Section 13 or 15(d) of the Securities
    ----------      Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                    Transition Report Under Section 13 or 15(d) of the Exchange
    ----------      Act
--------------------------------------------------------------------------------

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

        Yes             X                                No
                 --------------                                    -------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date:

Class Common Stock Number of shares 1,406,454 Outstanding at November 11, 1997 ($2.50 par value)

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

Part I.  Financial Information

Item 1.      Financial Statements (Unaudited)    .......................     3

                 Consolidated Balance Sheets as of
                 September 30, 1997 and December 31, 1996     ..........     3

                 Consolidated Statements of Income for the Three
                 and Nine Months Ended September 30, 1997 and 1996   ...     4

                 Consolidated Statement of Changes in
                 Stockholder's Equity for the Nine Months
                 Ended September 30, 1997 and 1996           ...........     6

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1997 and 1996    ......     7

                 Notes to Consolidated Financial Statements      .......     9

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations      ....    12

Part II.  Other Information

Item 6.      Exhibits and reports on Form 8-K     ......................    14

Signatures      ........................................................    15

Exhibit 27 - Financial Data Schedule      ..............................    16

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements


                              Eagle Financial Services, Inc. and Subsidiary
                                       Consolidated Balance Sheets
                             As of September 30, 1997 and December 31, 1996

                                                               September 30, 1997     December 31, 1996
                                                                  -------------         -------------
       Assets
       Cash and due from banks                                    $   5,120,846         $   4,409,250
       Securities held to maturity (fair value:
         1997, $30,280,660; 1996, $24,042,342)                       30,346,316            24,345,102
       Securities available for sale, at fair value                   4,252,581             1,744,472
       Federal funds sold                                             2,049,000             1,553,000
       Loans, net of unearned discounts                              81,928,399            87,870,194
          Less allowance for loan losses                               (788,094)             (913,955)
                                                                  -------------         -------------
                  Net loans                                          81,140,305            86,956,239
       Bank premises and equipment, net                               4,118,743             4,251,675
       Other real estate owned                                           72,492                46,605
       Intangible assets                                                615,653               653,624
       Other assets                                                   2,866,213             2,281,774
                                                                  -------------         -------------
                  Total assets                                    $ 130,582,149         $ 126,241,741
                                                                  =============         =============
       Liabilities and Stockholders' Equity
       Liabilities
           Deposits:
              Noninterest bearing                                 $  16,931,065         $  15,175,041
              Interest bearing                                       97,705,944            95,912,826
                                                                  -------------         -------------
                 Total deposits                                   $ 114,637,009         $ 111,087,867
           Federal funds purchased                                            0                     0
           Other liabilities                                          1,027,480               957,018
                                                                  -------------         -------------
                  Total liabilities                               $ 115,664,489         $ 112,044,885
                                                                  -------------         -------------
       Stockholders' Equity
           Preferred Stock, $10 par value;
               authorized 500,000 shares; no
               shares outstanding                                 $           0         $           0
           Common Stock, $2.50 par value;
                authorized 1,500,000 shares;
                issued 1997, 1,406,454; issued
                1996, 1,399,885 shares                                3,516,136             3,499,714
           Surplus                                                    2,066,599             1,945,891
           Retained Earnings                                          9,328,849             8,756,281
           Unrealized loss on securities
               available for sale, net                                    6,076                (5,030)
                                                                  -------------         -------------
                  Total stockholders' equity                      $  14,917,660         $  14,196,856
                                                                  -------------         -------------
                  Total liabilities and stockholders'
                        equity                                    $ 130,582,149         $ 126,241,741
                                                                  =============         =============




                              Eagle Financial Services, Inc. and Subsidiary
                                    Consolidated Statements of Income
                            For the Periods Ended September 30, 1997 and 1996

                                                                          Three Months Ended
                                                                             September 30,
                                                                      1997                  1996
                                                                  -------------         -------------
      Interest Income
      Interest and fees on loans                                  $ 1,792,685           $ 1,925,600
      Interest on securities held to
        maturity:
          Taxable interest income                                     418,674               340,284
          Interest income exempt from
            federal income taxes                                       34,888                38,237
      Interest and dividends on securities
          available for sale, taxable                                  65,989                28,090
      Interest on federal funds sold                                   10,776                20,741
      Interest on deposits in banks                                       452                   278
                                                                  -----------           -----------

                Total interest income                             $ 2,323,464           $ 2,353,230
                                                                  -----------           -----------
      Interest Expense

      Interest on deposits                                        $   999,933           $   987,229
      Interest on federal funds purchased                               1,516                    70
                                                                  -----------           -----------
                Total interest expense                            $ 1,001,449           $   987,299
                                                                  -----------           -----------
                Net interest income                               $ 1,322,015           $ 1,365,931

      Provision For Loan Losses                                       140,000                65,000
                                                                  -----------           -----------
                Net interest income after
                provision for loan losses                         $ 1,182,015           $ 1,300,931
                                                                  -----------           -----------
      Other Income
      Trust Department income                                     $    56,906           $    42,900
      Service charges on deposits                                     131,918               119,033
      Other service charges and fees                                  142,932                71,463
      Gain (loss) on equity investment                                 (2,362)                 (792)
      Other operating income                                            1,911                51,926
                                                                  -----------           -----------
                                                                  $   331,305           $   284,530
                                                                  -----------           -----------
      Other Expenses
      Salaries and wages                                          $   505,072           $   452,964
      Pension and other employee benefits                             127,325               132,702
      Occupancy expenses                                               83,241                77,368
      Equipment expenses                                              117,608               141,407
      FDIC assessment                                                       0                   500
      Stationary and supplies                                          44,850                19,036
      Postage                                                          28,240                28,288
      Credit card expense                                              24,936                24,479
      Bank franchise tax                                               24,726                22,954
      ATM network fees                                                 39,637                30,248
      Intangible amortization                                          12,704                21,732
      Other operating expenses                                        208,949               143,194
                                                                  -----------           -----------
                                                                  $ 1,217,288           $ 1,094,872
                                                                  -----------           -----------
               Income before income taxes                         $   296,032           $   490,589

      Income Tax Expense                                               58,344               138,780
                                                                  -----------           -----------
                Net Income                                        $   237,688           $   351,809
                                                                  ===========           ===========
      Earnings Per Share                                          $      0.17           $      0.25
                                                                  ===========           ===========



                              Eagle Financial Services, Inc. and Subsidiary
                                    Consolidated Statements of Income
                            For the Periods Ended September 30, 1997 and 1996


                                                                         Nine Months Ended
                                                                            September 30,
                                                                      1997                  1996
                                                                  -------------         -------------
      Interest Income
      Interest and fees on loans                                  $ 5,502,130           $ 5,783,949
      Interest on securities held to
        maturity:
          Taxable interest income                                   1,170,176               976,603
          Interest income exempt from
            federal income taxes                                      108,198               121,863
      Interest and dividends on securities
          available for sale, taxable                                 123,915               105,189
      Interest on federal funds sold                                   62,586                37,726
      Interest on deposits in banks                                       912                   600
                                                                  -----------           -----------

                Total interest income                             $ 6,967,917           $ 7,025,930
                                                                  -----------           -----------
      Interest Expense

      Interest on deposits                                        $ 2,879,700           $ 2,921,454
      Interest on federal funds purchased                               4,427                53,428
                                                                  -----------           -----------
                Total interest expense                            $ 2,884,127           $ 2,974,882
                                                                  -----------           -----------
                Net interest income                               $ 4,083,790           $ 4,051,048

      Provision For Loan Losses                                       306,667               185,000
                                                                  -----------           -----------
                Net interest income after
                provision for loan losses                         $ 3,777,123           $ 3,866,048
                                                                  -----------           -----------
      Other Income
      Trust Department income                                     $   160,941           $   133,144
      Service charges on deposits                                     387,947               384,283
      Other service charges and fees                                  236,216               161,425
      Gain (loss) on equity investment                                 (5,508)                 (603)
      Other operating income                                           95,154                71,137
                                                                  -----------           -----------
                                                                  $   874,750           $   749,386
                                                                  -----------           -----------
      Other Expenses
      Salaries and wages                                          $ 1,440,204           $ 1,293,841
      Pension and other employee benefits                             359,208               358,171
      Occupancy expenses                                              245,528               239,573
      Equipment expenses                                              337,343               344,823
      FDIC assessment                                                   6,465                 2,000
      Stationary and supplies                                         123,479               101,973
      Postage                                                          84,471                94,551
      Credit card expense                                              81,767                72,568
      Bank franchise tax                                               70,618                77,380
      ATM network fees                                                 99,587                88,440
      Intangible amortization                                          37,972                36,641
      Other operating expenses                                        580,299               530,366
                                                                  -----------           -----------
                                                                  $ 3,466,941           $ 3,240,327
                                                                  -----------           -----------
               Income before income taxes                         $ 1,184,932           $ 1,375,107
      Income Tax Expense                                              275,852               368,851
                                                                  -----------           -----------
                Net Income                                        $   909,080           $ 1,006,256
                                                                  ===========           ===========
      Earnings Per Share                                          $      0.65           $      0.72
                                                                  ===========           ===========



                                Eagle Financial Services, Inc. and Subsidiary
                          Consolidated Statements of Changes in Stockholders' Equity
                            For the Nine Months Ended September 30, 1997 and 1996


                                                                                Unrealized
                                                                                Gain (Loss)
                                                                               on Securities
                                   Common                         Retained     Available for
                                    Stock          Surplus        Earnings       Sale, Net          Total
                                ------------    ------------    ------------    ------------    ------------
 Balance, Dec 31, 1995          $  1,738,212    $  1,782,186    $  9,612,627    ($    12,606)   $ 13,120,419
    Net income                                                     1,006,256                       1,006,256
    Issuance of common
       stock, dividend
       investment plan
       (1,732 shares)                  4,330          59,841                                          64,171
    Dividend declared
       ($.22 per share)                                             (152,962)                       (152,962)
    Net change in
       unrealized gain (loss)
       on securities avail-
       able for sale                                                                   4,910           4,910
    Fractional shares
       purchased                          (9)           (142)                                           (151)
                                ------------    ------------    ------------    ------------    ------------
 Balance, Sept 30, 1996         $  1,742,533    $  1,841,885    $ 10,465,921    ($     7,696)   $ 14,042,643
                                ============    ============    ============    ============    ============

 Balance, Dec 31, 1996          $  3,499,714    $  1,945,891    $  8,756,281    ($     5,030)   $ 14,196,856
    Net income                                                       909,080                         909,080
    Issuance of common
       stock, dividend
       investment plan
       (6,571 shares)                 16,427         120,749                                         137,176
    Dividend declared
       ($.24 per share)                                             (336,512)                       (336,512)
    Net change in
       unrealized gain (loss)
       on securities avail-
       able for sale                                                                  11,106          11,106
    Fractional shares
       purchased                          (5)            (41)                                            (46)
                                ------------    ------------    ------------    ------------    ------------
 Balance, Sept 30, 1997         $  3,516,136    $  2,066,599    $  9,328,849    $      6,076    $ 14,917,660
                                ============    ============    ============    ============    ============



                              Eagle Financial Services, Inc. and Subsidiary
                                  Consolidated Statements of Cash Flows
                          For the Nine Months Ended September 30, 1997 and 1996
                                                                      1997                 1996
                                                                  ------------          ------------
    Cash Flows from Operating Activities
    Net income                                                    $    909,080          $  1,006,256
    Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                                    223,505               286,531
       Amortization of intangible assets                                37,972                36,641
       (Gain) loss on equity investment                                  5,508                   603
       Provision for loan losses                                       306,667               185,000
       Premium amortization on securities, net                          43,706                28,773
       Deferred tax                                                          0                23,620
       (Increase) in other assets                                     (474,456)             (338,452)
       Increase in other liabilities                                    70,462                28,002
                                                                  ------------          ------------
    Net cash provided by operating activities                     $  1,122,444          $  1,256,974
                                                                  ------------          ------------
    Cash Flows from Investing Activities
    Proceeds from maturities and principal
        payments of securities held to maturity                   $  4,383,825          $  3,319,002
    Proceeds from maturities and principal
        payments of securities available for sale                      377,000             1,844,000
    Purchases of securities held to maturity                       (10,428,722)           (4,777,567)
    Purchases of securities available for sale                      (2,868,304)             (194,500)
    Purchases of bank premises and equipment                          (211,787)           (1,028,921)
    Acquisition of intangible assets                                         0              (692,830)
    Net (increase) decrease in loans                                 5,483,380              (959,054)
                                                                  ------------          ------------
    Net cash (used in) investing activities                       ($ 3,264,608)         ($ 2,489,870)
                                                                  ------------          ------------
    Cash Flows from Financing Activities
    Net increase (decrease) in demand deposits,
        money market, and savings accounts                        ($   759,643)         $  6,437,178
    Net increase in certificates of deposit                          4,308,785            (2,360,320)
    Net (decrease) in federal funds purchased                                0            (1,867,000)
    Cash dividends paid                                               (199,336)              (88,791)
    Fractional shares purchased                                            (46)                 (151)
                                                                  ------------          ------------
    Net cash provided by financing activities                     $  3,349,760          $  2,120,916
                                                                  ------------          ------------
    Increase in cash and cash equivalents                         $  1,207,596          $    888,020

    Cash and Cash Equivalents
        Beginning                                                    5,962,250             4,106,467
                                                                  ------------          ------------
        Ending                                                    $  7,169,846          $  4,994,487
                                                                  ============          ============



                              Eagle Financial Services, Inc. and Subsidiary
                                  Consolidated Statements of Cash Flows
                          For the Nine Months Ended September 30, 1997 and 1996



                                                                      1997                 1996
                                                                  ----------            ----------
    Supplemental Disclosures of Cash Flow Information
    Cash payments for:
        Interest                                                  $2,899,014            $3,059,409
                                                                  ==========            ==========
        Income taxes                                              $  439,616            $  428,936
                                                                  ==========            ==========

    Supplemental Schedule of Non-Cash Financing
    Activities:
       Issuance of common stock,
            dividend investment plan                              $  137,176            $   64,171
                                                                  ==========            ==========
       Unrealized gain on securities
            available for sale                                    $   16,828            $    7,440
                                                                  ==========            ==========
       Other real estate acquired in settlement
            of loans                                              $   25,887            $        0
                                                                  ==========            ==========

                         EAGLE FINANCIAL SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, and the result of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1996.

(3) The results of operations for the nine month period ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of September 30, 1997 and December 31, 1996, are:

                                                          September 30, 1997               December 31, 1996
Held to Maturity                                            Amortized Cost                   Amortized Cost
----------------                                            --------------                   --------------

U.S. Treasury securities                                     $   371,905                       $   821,632
Obligations of U.S. government
       corporations and agencies                               9,498,020                         5,467,491
Mortgage-backed securities                                    16,600,480                        14,960,458
Obligations of states and political
       subdivisions                                            3,875,911                         2,995,521
Other securities                                                       0                           100,000
                                                             -----------                       -----------
                                                             $30,346,316                       $24,345,102
                                                             ===========                       ===========

                                                         September 30, 1997                December 31, 1996
                                                              Fair Value                       Fair Value
                                                             -----------                       -----------
U.S. Treasury securities                                     $   376,993                       $   823,361
Obligations of U.S. government
       corporations and agencies                               9,492,887                         5,396,463
Mortgage-backed securities                                    16,509,523                        14,730,775
Obligations of states and political
       subdivisions                                            3,901,257                         2,991,733
Other securities                                                       0                           100,010
                                                             -----------                       -----------
                                                             $30,280,660                       $24,042,342
                                                             ===========                       ===========


                                                          September 30, 1997                December 31, 1996
Available for Sale                                          Amortized Cost                    Amortized Cost
------------------                                          --------------                    --------------
Obligations of U.S. government
       corporations and agencies                                3,501,175                           999,994
Other securities                                                  742,200                           752,100
                                                             ------------                      ------------
                                                             $  4,243,375                      $  1,752,094
                                                             ============                      ============

                                                         September 30, 1997                December 31, 1996
                                                              Fair Value                       Fair Value
                                                             -----------                       -----------
Obligations of U.S. government
       corporations and agencies                                3,510,381                           992,372
Other securities                                                  742,200                           752,100
                                                             ------------                      ------------
                                                             $  4,252,581                      $  1,744,472
                                                             ============                      ============

(5) Net loans at September 30, 1997 and December 31, 1996 are summarized as follows:

                                                         September 30, 1997                December 31, 1996
                                                             -----------                       -----------
Loans secured by real estate:
     Construction and land development                       $  1,202,542                      $  1,434,277
     Secured by farmland                                        3,750,685                         4,013,322
     Secured by 1-4 family residential                         44,635,203                        45,156,222
     Nonfarm, nonresidential loans                             10,191,441                         9,517,839
Loans to finance agricultural production                          826,519                         1,446,108
Commercial and industrial loans                                 5,140,493                         6,145,077
Loans to individuals                                           15,410,131                        19,632,667
Loans to U.S. state and political
          subdivisions                                          1,155,340                         1,517,111
All other loans                                                   218,512                           214,483
                                                             ------------                      ------------
Gross loans                                                  $ 82,530,866                      $ 89,077,106

Less:
          Unearned income                                        (602,467)                       (1,206,912)
          Allowance for loan losses                              (788,094)                         (913,955)
                                                             ------------                      ------------
Loans, net                                                   $ 81,140,305                      $ 86,956,239
                                                             ============                      ============


(6)     Allowance for Loan Losses

                                              September 30, 1997        December 31, 1996
                                              ------------------        -----------------

Balance, beginning                                $913,955                  $828,104
Provision charged to operating expense             306,667                   290,000
Recoveries added to the allowance                   24,058                    63,561
Loan losses charged to the allowance              (456,586)                 (267,710)
                                                  --------                  --------

Balance, ending                                   $788,094                  $913,955
                                                  ========                  ========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Summary

Net income of the company for the first nine months of 1997 and 1996 was $909,080 and $1,006,256, respectively. This is a decrease of $97,176 or 9.66%. The results of operations for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Net interest income after provision for loan losses for the first nine months of 1997 and 1996 was $3,777,123 and $3,866,048, respectively. This is a decrease of $88,925 or 2.30%. Total other income increased $125,364 or 16.73% from $749,386 for the first nine months of 1996 to $874,750 for the first nine months of 1997. Total other expenses increased $226,614 or 6.99% from $3,240,327 during the first nine months of 1996 to $3,466,941 during the first nine months of 1997.

Earnings per common share outstanding was $0.65 and $0.72 for the nine months ended September 30, 1997 and 1996, respectively. Annualized return on average assets for the nine month periods ended September 30, 1996 and 1997 was 1.08% and 0.95%, respectively. Annualized return on average equity for the nine months ended September 30, 1997 was 8.33% as compared to 9.87% for the nine months ended September 30, 1996.

Provision and Allowance for Loan Losses

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses increased $121,667 from $185,000 for the nine months ended September 30, 1996 to $306,667 for the nine months ended September 30, 1997. The allowance for loan losses decreased $125,861 or 13.77% during the first nine months of 1997 from $913,955 at December 31, 1996 to $788,094 at September 30, 1997. The
allowance as a percentage of total loans decreased from 1.04% at December 31, 1996 to 0.96% at September 30, 1997. The Company had net charge-offs of $130,274 and $432,528 for the first nine months of 1996 and 1997, respectively. The ratio of net charge-offs to average loans was 0.51% for the first nine months of 1997 as compared to 0.15% for the first nine months of 1996.

The coverage of the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest has decreased from 90.14% at December 31, 1996 to 53.08% at September 30, 1997. Loans past due greater than 90 days and still accruing interest decreased from $967,319 at December 31, 1996 to $572,805 at September 30, 1997.

Potential problem loans are included in the loans past due 90 days or more and still accruing interest. Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of September 30, 1997 was $302,279. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

Loans are placed on nonaccrual when they are greater than ninety days past due without being in the process of collection or where the collection of their principal or interest is doubtful. Interest and fees are not accrued on these loans from the day they enter nonaccrual status and any interest or fees which were earned previously are reversed. As of September 30, 1997 nonaccrual loans totalled $840,644, of which $617,009 is secured by real estate. Management does not expect to incur any material losses on the nonaccrual loans secured by real estate upon foreclosure.

Balance Sheet

Total assets increased $4.34 million or 3.44% from $126.24 million at December 31, 1996 to $130.58 million at September 30, 1997. Securities increased $8.51 million or 32.62% during the first nine months of 1997 from $26.09 million at December 31, 1996 to $34.60 million at September 30, 1997. Loans, net of unearned discounts decreased $5.94 million or 6.76% during the same period from $87.87 million at December 31, 1996 to $81.93 million at September 30, 1997.

Total liabilities increased $3.62 million or 3.23% during the first nine months of 1997 from $112.04 million at December 31, 1996 to $115.66 million at September 30, 1997. Total deposits increased $3.55 million or 3.19% during the same period from $111.09 at December 31, 1996 to $114.64 million at September 30, 1997. Total stockholders' equity increased $0.72 million or 5.08% during the first nine months of 1997 from $14.20 million at December 31, 1996 to $14.92 million at September 30, 1997.

Stockholders' Equity

The Company continues to be a strongly capitalized financial institution. Stockholders' equity per share increased $0.47 or 4.64% from $10.14 per share at December 31, 1996 to $10.61 per share at September 30, 1997. During 1996 the Company paid $0.30 per share in dividends. During 1997, the Company changed its dividend policy to begin paying quarterly dividends. The Company has paid $0.24 per share in dividends during the first nine months of 1997. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

Liquidity

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $29.3 million at September 30, 1997 and $34.5 million at December 31, 1996. These represent 25.34% and 30.8% of total liabilities as of September 30, 1997 and December 31, 1996, respectively.

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

                None.

Item 5.        Other Information.

                None

Item 6.        Exhibits and Reports on Form 8-K.

               (a)    Exhibits.

                        Exhibit 2                     Not applicable

              Exhibit   3   (i) Articles   of    Incorporation   of   Registrant
                                (incorporated herein by reference as Exhibit 3.1 of Registrant's Form S-4 Registration Statement, Registration No. 33-43681).

                           (ii) Bylaws of Registrant  (incorporated  herein by
                                reference as Exhibit 3.2 of Registrant's Form S-4 Registration Statement, Registration No. 33-43681).

              Exhibit 4        Not applicable

              Exhibit 10       Material Contracts

                              10.1 Description of Executive Supplemental Income Plan, Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-20146.

                              10.2 Lease Agreement between Bank of Clarke County (tenant) and Winchester Development Company (landlord) dated August 1, 1992 for the branch office at 625 East Jubal Early Drive, Winchester, Virginia, Incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-20146.

                              10.3 Lease Agreement between Bank of Clarke County (tenant) and Winchester Development Company (landlord) dated July 1, 1997 for an office at 615 East Jubal Early Drive, Winchester, Virginia, Incorporated herein by reference to
                                        Exhibit 10.3 of the Company's  Quarterly
                                        Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-20146.

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

                                                  EAGLE FINANCIAL SERVICES, INC.

Date:          November 12, 1997                  /s/ LEWIS M. EWING
                                                  ------------------------------
                                                  Lewis M. Ewing
                                                  President and CEO

Date:          November 12, 1997                  /s/ JOHN R. MILLESON
                                                  ------------------------------
                                                  John R. Milleson
                                                  Vice President, Secretary and
                                                  Treasurer

Date:          November 12, 1997                  /s/ JAMES W. MCCARTY, JR.
                                                  ------------------------------
                                                  James W. McCarty, Jr.
                                                  Controller