Form 10-K
period 1997-12-31
EAGLE FINANCIAL SERVICES INC
filed 1998-03-30
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  -------------

For the fiscal year ended                Commission File Number 0-20146
December 31, 1997

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

                          Common Stock, Par Value $2.50

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

       PAGE     1      OF     68     PAGES.      Exhibit index on page   39   .
             ------         ------                                     ------


     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20, 1998 was $31,787,400. The aggregate market value of the stock was computed using a market rate of $25.00 per share.

     The number of shares of Registrant's Common Stock outstanding as of March 20, 1998 was 1,410,432.



DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference in Parts I, II, and IV of this Form 10-K.

(2) Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                          EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-K


                                                                           Page
                                                                          ------
PART I


Item 1.          Business..................................................    3
Item 2.          Properties...............................................    17
Item 3.          Legal Proceedings........................................    17
Item 4.          Submission of Matters to a Vote of Security Holders......    17

PART II

Item 5.          Market for Registrant's Common Equity and
                    Related Stockholder Matters............................   18
Item 6.          Selected Financial Data...................................   19
Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................    20
Item 7A.         Quantitative and Qualitative Disclosures about
                 Market Risk                                                  34
Item 8.          Financial Statements and Supplementary Data..............    35
Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................     35

PART III

Item 10.         Directors and Executive Officers of the Registrant.......    36
Item 11.         Executive Compensation..................................     36
Item 12.         Security Ownership of Certain Beneficial Owners
                     and Management......................................     36
Item 13.         Certain Relationships and Related Transactions..........     36

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K....................................   37

                                       PART I


Item 1.   Business.

General

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

          The Bank offers a wide range of retail commercial banking services, including demand and time deposits and installment, mortgage and other consumer lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies. The Bank also offers a wide variety of trust services to customers. During 1997 the Bank formed Eagle Investment Services, a division of the Bank which sells non-deposit investment products through a third party provider, UVEST Investment Services. During 1997 the Bank also formed Eagle Home Funding, a wholly owned subsidiary of the Bank, which offers secondary market mortgage products.

          The Bank's main office is located in Berryville, Clarke County, Virginia, and it operates branch offices in Boyce, Jubal Early Drive in Winchester, Senseny Road in Frederick County and in Stephens City. Clarke and Frederick Counties and the City of Winchester are the Bank's primary trade area. Within its primary trade area, the Bank competes with numerous large and small financial institutions, credit unions, insurance companies and other non-bank competitors. Eagle Home Funding is located at 615 Jubal Early Drive in Winchester, in the same retail center as the Jubal Early branch.

          The Bank had twenty officers, 55 other full-time and 19 part-time employees as of December 31, 1997. None of the Bank's employees are represented by a union or covered under a collective bargaining agreement. Employee relations have been good.

          The Bank's loan portfolio is primarily comprised of real estate loans, particularly those secured by 1-4 family residential properties. The Bank also offers many other types of loans including consumer loans, commercial real estate loans, commercial and industrial loans (not secured by real estate), agricultural production loans, and construction loans. See the respective sections in Items 6, 7, and 8 for additional discussion and analysis of the Bank's loan portfolio.

          The loss of any one depositor or the failure by any one borrower to repay a loan would not have a material adverse effect on the Bank.

Statistical Information

          The following statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

                                 INDEX

Table 1              Average Balances, Income/Expenses and Average Rates
Table 2              Rate/Volume Variance
Table 3              Analysis of Allowance for Loans Losses
Table 4              Allocation of Allowance for Loan Losses
Table 5              Loan Portfolio
Table 6              Maturity Schedule of Selected Loans
Table 7              Non-Performing Assets
Table 8              Maturity Distribution and Yields of Securities
Table 9              Deposits and Rates Paid
Table 10             Maturities of Certificates of Deposit of $100,000 and More
Table 11             Risk Based Capital Ratios
Table 12             Interest Rate Sensitivity Schedule




                           Table 1  -  Average Balances, Income/Expenses and Average Rates
                                       (In Thousands) (Fully Taxable Equivalent)



                                          1997                                   1996
                           ----------------------------------     ---------------------------------
                            Average     Income/      Average       Average     Income/      Average
                            Balances    Expense        Rate        Balances    Expense       Rate
                           ---------   ---------    ---------     ---------   ---------    --------
ASSETS:

  Loans
    Taxable                  $81,525     $7,184        8.81%        $84,772     $7,660       9.04%
    Tax-exempt (1)             1,389        107        7.70%          1,410        138       9.79%
    Non-accrual                  495          0           0%              0          0          0%
                           ---------   ---------                  ---------   ---------
      Total Loans            $83,409     $7,291        8.74%        $86,182     $7,798       9.05%
                           ---------   ---------                  ---------   ---------
  Securities
    Taxable                  $28,671     $1,809        6.13%        $23,528     $1,443       6.13%
    Tax-Exempt (1)             3,106        219        7.05%          3,289        239       7.27%
                           ---------   ---------                  ---------   ---------
      Total Securities       $31,777     $2,028        6.38%        $26,817     $1,682       6.27%
                           ---------   ---------                  ---------   ---------
  Federal funds sold          $1,793       $101        5.63%           $918        $51       5.56%
                           ---------   ---------                  ---------   ----------
      Total Earning Assets  $116,979     $9,420        8.05%       $113,917     $9,531       8.37%
                           =========                              =========
  Less: Reserve for
        loan losses             (817)                                  (853)
  Cash and due from banks      4,643                                  4,197
  Bank premises and
    equipment, net             4,122                                  4,097
  Other assets                 3,209                                  2,858
                            ---------                              ---------
       Total Assets         $128,136                               $124,216
                            =========                              =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT:
  Deposits
    Demand deposits          $15,846     $     0                    $12,900     $     0
                            ---------   ---------                  ---------   ---------
    NOW accounts             $15,062        $309      2.05%         $15,262        $321     2.10%
    Money market accounts     16,709         520      3.11%          17,393         535     3.08%
    Savings accounts          13,956         341      2.44%          13,594         342     2.52%
    Time deposits             50,655       2,729      5.39%          49,349       2,656     5.38%
                            ---------   ---------                  ---------   ---------
      Total Interest-
      Bearing Deposits       $96,382      $3,899      4.05%         $95,598      $3,854     4.03%
    Fed funds purchased          115           5      4.35%             974          57     5.85%
    Federal Home Loan
    Bank advances                  0           0         0%               0           0        0%
                            ---------   ---------                  ---------   ---------
       Total Interest-
       Bearing Liabilities   $96,497      $3,904      4.05%         $96,572      $3,911     4.05%
                            ---------   ---------                  ---------   ---------
  Other Liabilities           $1,143                                 $1,053
                            ---------                              ---------
  Stockholders' Equity       $14,650                                $13,691
                            ---------                              ---------
    Total Liabilities &
    Shareholders' Equity    $128,136                               $124,216
                            =========                              =========

Net interest spread                                   4.00%                                 4.32%
Interest expense as a percent
  of average earning assets                           3.34%                                 3.43%
Net interest margin                                   4.72%                                 4.93%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.



Average Balances, Income/Expenses and Average Rates (continued)
(In Thousands) (Fully Taxable Equivalent)



                                         1995
                           ---------------------------------
                            Average     Income/      Average
                            Balances    Expense       Rate
                           ---------   ---------    --------
ASSETS:

  Loans
    Taxable                  $81,855     $7,407       9.05%
    Tax-exempt (1)             1,334        116       8.70%
    Non-accrual                   36          0          0%
                           ---------   ---------
      Total Loans            $83,225     $7,523       9.04%
                           ---------   ---------
  Securities
    Taxable                  $17,102     $1,030       6.02%
    Tax-Exempt (1)             3,073        240       7.81%
                           ---------   ---------
      Total Securities       $20,175     $1,270       6.29%
                           ---------   ---------
  Federal funds sold            $951        $55       5.78%
                           ---------   ----------
      Total Earning Assets  $104,351     $8,848       8.48%
                           =========
  Less: Reserve for
        loan losses             (847)
  Cash and due from banks      3,849
  Bank premises and
    equipment, net             3,295
  Other assets                 2,228
                            ---------
       Total Assets         $112,876
                            =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT:
  Deposits
    Demand deposits          $11,548     $     0
                            ---------   ---------
    NOW accounts             $12,761        $318     2.49%
    Money market accounts     16,932         542     3.20%
    Savings accounts          12,699         351     2.76%
    Time deposits             44,496       2,315     5.20%
                            ---------   ---------
      Total Interest-
      Bearing Deposits       $86,888      $3,526     4.06%
    Fed funds purchased          908          56     6.17%
    Federal Home Loan
    Bank advances                 25           3    12.00%
                            ---------   ---------
       Total Interest-
       Bearing Liabilities   $87,821      $3,585     4.08%
                            ---------   ---------
  Other Liabilities             $820
                            ---------
  Stockholders' Equity       $12,686
                            ---------
    Total Liabilities &
    Shareholders' Equity    $112,875
                            =========

Net interest spread                                   4.40%
Interest expense as a percent
  of average earning assets                           3.44%
Net interest margin                                   5.04%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.


                           Table 2  -  Rate/Volume Variance (In Thousands)





                               1997 Compared to 1996                1996 Compared to 1995
                          ---------------------------------------------------------------------
                                        Due to    Due to                    Due to      Due to
                            Change      Volume     Rate           Change         Volume       Rate
                          ----------   --------   -------        ---------  -------   ---------
INTEREST INCOME:

Loans; taxable              ($476)      ($286)    ($190)            $253      $253         $0
Loans; tax-exempt             (31)         (2)      (29)              22         7         15
Securities; taxable           366         323        43              413       394         19
Securities; tax-exempt        (20)        (13)       (7)              (1)      (60)        59
Federal funds sold             50          49         1               (4)       (2)        (2)
                           ----------   --------   -------        ---------  -------   ---------
    Total Interest Income   ($111)        $71     ($182)            $683      $592        $91
                           ----------   --------   -------        ---------  -------   ---------
INTEREST EXPENSE:

NOW accounts                 ($12)        ($4)      ($8)              $3       $15       ($12)
Money market accounts         (15)        (20)        5               (7)       19        (26)
Savings accounts               (1)          5        (6)              (9)       38        (47)
Time deposits                  73          68         5              341       259         82
Federal funds purchased       (52)        (40)      (12)               1         4         (3)
Federal Home Loan
  Bank Advances                 0           0         0               (3)       (3)         0
                           ----------   --------   -------        ---------  -------   ---------
    Total Interest Expense    ($7)         $9      ($16)            $326      $332        ($6)
                           ----------   --------   -------        ---------  -------   ---------
Net Interest Income         ($104)        $62     ($166)            $357      $260        $97
                           ----------   --------   -------        ---------  -------   ---------


                           Table 3  -  Analysis of Allowance for Loans Losses
                                       (In Thousands)

                                                     Year Ended
                                                     December 31,
                                 ------------------------------------------------------
                                  1997        1996       1995        1994        1993
                                 ------      ------     ------      ------      ------
Allowance for Loan
Losses, January 1                 $914        $828        $808        $744        $761

Loans Charged-Off:
   Commercial, financial
     and agricultural               $4          $0        $144         $52         $75
   Real estate-construction
     and development                 0           0           0           0           0
   Real estate-mortgage             42           0           0           0          48
   Consumer                        640         267         130         122         151
                                 ------      ------     ------      ------      ------
    Total Loans Charged-Off       $686        $267        $274        $174        $274
                                 ------      ------     ------      ------      ------

Recoveries:
   Commercial, financial
     and agricultural               $1          $6        $10          $11         $25
   Real estate-construction
     and development                 0           0          0            0           0
   Real estate-mortgage              4           0          0            0           9
   Consumer                         39          57         44           24          60
                                 ------      ------     ------      ------      ------
    Total Recoveries               $44         $63        $54          $35         $94
                                 ------      ------     ------      ------      ------
    Net Charge-Offs               $642        $204       $220         $139        $180
                                 ------      ------     ------      ------      ------
Provision for Loan Losses         $477        $290       $240         $203        $163
                                 ------      ------     ------      ------      ------
Allowance for Loan
Losses, December 31               $749        $914       $828         $808        $744
                                 ======      ======     ======      ======      ======
   Ratio of Net Charge-Offs
   to Average Loans:              0.77%       0.24%      0.26%        0.18%       0.25%
                                 ======      ======     ======      ======      ======


                           Table 4  -  Allocation of Allowance for Loan Losses
                                       (In Thousands)

                                1997                    1996                    1995
                        ---------------------   ---------------------   ---------------------
                        Allowance  Percentage   Allowance  Percentage   Allowance  Percentage
                        for Loan    of Total    for Loan    of Total    for Loan    of Total
                         Losses      Loans       Losses      Loans       Losses      Loans
                        ---------  ----------   ---------  ----------   ---------  ----------

Commercial, financial,
   and agricultural       $323        8.8%        $365        10.6%       $323        10.8%

Real Estate:  mortgage     125       74.0%          75        68.4%         55        65.1%

Consumer                   301       17.2%         474        21.0%        450        24.1%

                        ---------               ---------               ---------
                          $749                    $914                    $828
                        =========               =========               =========

                           Table 5  -  Loan Portfolio (In Thousands)


                                                             December 31,
                                          --------------------------------------------------
                                           1997       1996       1995       1994       1993
                                          ------     ------     ------     ------     ------
Loans secured by real estate:
  Construction and land development         $588     $1,434         $0         $0         $0
  Secured by farmland                      3,700      4,013      4,112      3,888      3,410
  Secured by 1-4 family residential       44,863     45,156     41,411     35,803     33,363
  Nonfarm, nonresidential loans           11,141      9,518     10,372     13,698     13,297
Loans to farmers (except secured
  by real estate)                            770      1,446      1,605      1,777      1,462
Commercial and industrial loans
  (except those secured by real estate)    5,116      6,145      6,349      6,247      5,563
Loans to individuals (except those
  secured by real estate)                 14,458     19,633     22,508     19,547     16,186
All other loans                            1,251      1,732      1,239      1,239      1,382
                                          ------     ------     ------     ------     ------
      Total loans                         81,887     89,077     87,596     82,199     74,663

Less:  Unearned discount                    (462)    (1,207)    (1,725)    (1,565)    (1,019)
                                          ------     ------     ------     ------     ------
     Total Loans, Net                    $81,425    $87,870    $85,871    $80,634    $73,644
                                          ======     ======     ======     ======     ======

                           Table 6  -  Maturity Schedule of Selected Loans
                                       (In Thousands)


                                                   After
                                                   1 Year
                                      Within       Within         After
                                      1 Year       5 Years       5 Years       Total
                                      -------      -------       -------       -------
Loans secured by real estate          $10,127      $45,034       $5,131        $60,292
Agricultural production loans             297          473            0            770
Commercial and industrial loans         2,528        2,588            0          5,116
Consumer loans                          2,559       10,557          880         13,996
All other loans                         1,154           97            0          1,251
                                      -------      -------       -------       -------
                                      $16,665      $58,749       $6,011        $81,425
                                      =======      =======       =======       =======
For maturities over one year:
     Interest rates - floating                      $1,835       $1,917         $3,752
     Interest rates - fixed                         56,914        4,094         61,008
                                                   -------       -------       -------
                                                   $58,749       $6,011        $64,760
                                                   =======       =======       =======

                           Table 7  -  Non-Performing Assets (In Thousands)

                                                         December 31,
                                     --------------------------------------------------
                                      1997       1996       1995       1994       1993
                                     ------     ------     ------     ------     ------

Nonaccrual loans                      $437         $0       $430         $0        $30

Restructured loans                       0          0          0          0          0

Other real estate owned                190         47         47         47        150
                                     ------     ------     ------     ------     ------
  Total Non-Performing Assets         $627        $47       $477        $47       $180
                                     ======     ======     ======     ======     ======

Loans past due 90 days
  accruing interest                   $614       $967     $1,694       $683       $219
                                     ======     ======     ======     ======     ======

Allowance for loan losses to
  period end loans                    0.92%      1.04%      0.96%      1.00%      1.01%

Non-performing assets to
  period end loans and other
  real estate owned                   0.77%      0.05%      0.52%      0.06%      0.24%



                           Table 8  -  Maturity Distribution and Yields of Securities
                                       (In Thousands)


                                   Due  in one year       Due after 1         Due after 5
                                        or less         through 5 years     through 10 years
                                   ----------------    ----------------     ----------------
                                    Amount    Yield     Amount    Yield      Amount    Yield
                                   -------    -----    -------    -----     -------    -----
Securities held to maturity:
   U.S. Treasury securities           $250    5.34%         $0    0.00%        $122    7.63%
   Obligations of U.S. government
    corporations and agencies          500    6.06%      9,148    6.30%         500    6.90%
   Mortgage-backed securities          507    7.30%      8,161    6.14%       8,590    7.11%
   Obligations of states and
    political subdivisions,
    taxable                              0    0.00%      1,703    6.68%           0    0.00%
                                   -------             -------              -------
    Total taxable                    1,257              19,012                9,212
   Obligations of states and
    political subdivisions,
    tax-exempt (1)                     550    7.03%      1,850    7.06%       1,030    6.98%
                                   -------             -------              -------
    Total                           $1,807             $20,862              $10,242
                                   -------             -------              -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies         $749    5.22%     $2,767    6.47%          $0    0.00%
   Other taxable securities              0    0.00%          0    0.00%           0    0.00%
                                   -------             -------              -------
    Total                             $749              $2,767                   $0
                                   -------             -------              -------
Total securities:                   $2,556             $23,629              $10,242
                                   =======             =======              =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


Maturity Distribution and Yields of Securities (continued)
(In Thousands)


                                      Due after
                                    10 years and
                                  Equity Securities         Total
                                   ----------------    ----------------
                                    Amount    Yield     Amount    Yield
                                   -------    -----    -------    -----
Securities held to maturity:
   U.S. Treasury securities             $0    0.00%       $372    6.09%
   Obligations of U.S. government
    corporations and agencies            0    0.00%     10,148    6.32%
   Mortgage-backed securities            0    0.00%     17,258    6.66%
   Obligations of states and
    political subdivisions,
    taxable                              0    0.00%      1,703    6.68%
                                   -------             -------
    Total taxable                        0              29,481
Obligations of states and
    political subdivisions,
    tax-exempt (1)                     250    4.38%      3,680    7.00%
                                   -------             -------
    Total                             $250             $33,161
                                   -------             -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies           $0    5.22%     $3,516    6.20%
   Other taxable securities            742    6.69%        742    6.69%
                                   -------             -------
    Total                             $742              $4,258
                                   -------             -------
Total securities:                     $992             $37,419
                                   =======             =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


                           Table 9  -  Deposits and Rates Paid (In Thousands)

                                                        December 31,
                            ---------------------------------------------------------------
                                     1997                  1996                  1995
                            -------------------   -------------------   -------------------
                              Amount      Rate      Amount      Rate      Amount      Rate
                            ---------    ------   ---------    ------   ---------    ------

Noninterest-bearing          $17,774               $15,175               $11,972
                            ---------             ---------             ---------
Interest-bearing:
   NOW accounts               15,796      2.05%     16,773      2.10%     14,089      2.49%
   Money market accounts      16,232      3.11%     17,172      3.08%     16,932      3.20%
   Regular savings accounts   13,572      2.44%     13,421      2.52%     12,325      2.76%
   Certificates of deposit:
     Less than $100,000       38,743      5.39%     37,204      5.38%     39,116      5.11%
     $100,000 and more        14,962      5.49%     11,343      5.40%     11,179      5.57%
                            ---------             ---------             ---------
Total interest-bearing       $99,305      4.05%    $95,913      4.03%    $93,641      4.06%
                            ---------             ---------             ---------
Total deposits              $117,079              $111,088              $105,613
                            =========             =========             =========



                           Table 10  -  Maturities of Certificates of Deposit of $100,000 and More
                                        (In Thousands)


                          Within     Three to     Six to      One to       Over
                          Three        Six        Twelve       Five            Five
                          Months      Months      Months       Years       Years      Total
                         --------    --------    --------    --------    --------    --------

At December 31, 1997      $6,524      $3,925      $2,531      $1,882        $100     $14,962
                         ========    ========    ========    ========    ========    ========


                           Table 11  -  Risk Based Capital Ratios (In Thousands)


                                                              December 31,
                                                --------------------------------------
                                                   1997                        1996
                                                ----------                  ----------
Tier 1 Capital:
    Stockholders' Equity                         $14,445                     $13,540

Tier 2 Capital:
    Allowable Allowance for Loan Losses              749                         914
                                                ----------                  ----------
    Total Capital:                               $15,194                     $14,454
                                                ----------                  ----------
    Risk Adjusted Assets:                        $82,443                     $83,712
                                                ----------                  ----------

Risk Based Capital Ratios:

     Tier 1 to Risk Adjusted Assets                17.52%                      16.17%

     Total Capital to Risk Adjusted Assets         18.43%                      17.27%


                           Table 12  -  Interest Rate Sensitivity Schedule (In Thousands)



                                                         December 31, 1997
                                     ------------------------------------------------------
                                                     Mature or Reprice Within
                                     ------------------------------------------------------
                                                Over Three
                                                  Months        Over
                                      Three       Through     One Year     Over
                                      Months      Twelve      To Five      Five
                                      Or Less     Months       Years       Years      Total
                                     ---------   ---------   ---------   --------   --------
INTEREST-EARNING ASSETS:
   Loans (net of unearned income)     $13,228      $7,333     $56,727     $4,599     $81,887
   Securities and other
    interest-earning assets             4,404       4,225      18,343     10,447      37,419
   Federal funds sold                   2,300           0           0          0       2,300
                                     ---------   ---------   ---------   --------   --------
    Total interest-earning assets     $19,932     $11,558     $75,070    $15,046    $121,606
                                     ---------   ---------   ---------   --------   --------

INTEREST-BEARING LIABILITIES:
   Certificates of deposit:
     $100,000 and more                 $6,524      $6,456      $1,982         $0     $14,962
     less than $100,000                13,092      13,144      12,507          0      38,743
   Other deposits                      45,429         171           0          0      45,600
                                     ---------   ---------   ---------   --------   --------
    Total interest-bearing
     liabilities                      $65,045     $19,771     $14,489         $0     $99,305
                                     ---------   ---------   ---------   --------   --------
   Interest sensitivity gap:
    Asset sensitive
    (Liability sensitive)            ($45,113)    ($8,213)    $60,581    $15,046     $22,301
                                     =========   =========   =========   ========   ========

   Cumulative interest rate gap:     ($45,113)   ($53,326)     $7,255    $22,301
                                     =========   =========   =========   ========

   Ratio of cumulative gap to total
    interest earning assets:          -37.10%     -43.85%       5.97%     18.34%
                                     =========   =========   =========   ========



Item 2.         Properties.

          The present headquarters building of the Registrant and the Bank was substantially enlarged and remodeled in 1983-84 and again in 1993. The building now consists of a two-story building of brick construction, with approximately 20,000 square feet of floor space located at 2 East Main Street, Berryville, Virginia. This office has seven teller stations in the lobby, a remote drive-through facility with a walk-up window, and a 24 hour automated teller machine. The Bank also owns and operates branch offices at 108 West Main Street, Boyce, Virginia, 1508 Senseny Road, Winchester, Virginia, and 382 Fairfax Pike, Stephens City, Viringia. The Bank also presently operates a leased branch at 625 East Jubal Early Drive in Winchester and has leased a site at 40 West Piccadilly Street in downtown Winchester, Virginia to open a branch location during January 1998.

          The Bank also purchased a 1.5 acre lot located adjacent to the Food Lion north of Berryville on Route 340. The site will house a branch on this site in the future. The Bank also owns a building at 18 North Church Street in Berryville for future expansion. This site is currently leased.



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

                                     PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters.

          The Common Stock of the Registrant is not listed for trading on a registered exchange or any automated quotation system. Accordingly, there is no established public trading market for shares of the Registrant's Common Stock. Trades in shares of the Registrant's Common Stock occur sporadically on a local basis. Based on information available to the Registrant concerning such trading, the following table shows the trading ranges of the Common Stock of the Registrant and dividends for the periods indicated.


                                                                          Dividends
                                                                          Per Share
                      1997           1996            1995            1997     1996     1995
                  High    Low    High    Low     High    Low
1st Quarter    $22.00  $20.50  $19.00  $18.75   $18.00  $17.50      $0.08    $0.00     $0.00
2nd Quarter     23.00   22.00   19.50   19.00    18.00   18.00       0.08     0.11      0.11
3rd Quarter     24.00   23.00   20.00   19.50    18.50   18.00       0.08     0.00      0.00
4th Quarter     24.00   24.00   20.50   20.00    18.75   18.50       0.08     0.19      0.17

          The Registrant declared a 100% stock dividend effected in the form of a two for one split as of December 31, 1996. The par value remained unchanged. The share prices above have been restated to reflect the stock split.

          The Registrant paid semiannual dividends in 1996 and 1995. Dividends per share have been restated to reflect the 100% stock dividend. The dividend policy was changed to begin paying quarterly dividends beginning February 15, 1997.

          The Registrant's future dividends will depend upon its earnings and financial condition and upon other factors not presently determinable. It is anticipated that the Registrant will obtain the funds needed for the payment of its dividends and expenses from the Bank in the form of dividends.

          There were 938 holders of record of the Registrant's Common Stock as of March 20, 1998.

Item 6.  Selected Financial Data.

     The following Selected Financial Data for the five fiscal years ended December 31, 1997 should be read in conjunction with Item 7, Management's Discussion & Analysis of Financial Condition and Results of Operations and the Financial Statements of the Registrant incorporated by reference in response to Item 8, Financial Statements and Supplementary Data.


                                                    Year Ended December 31,
                              -------------------------------------------------------------------
                                 1997           1996        1995          1994            1993
Income Statement Data:        ----------     ----------   ----------    ----------    ----------
  Interest Income             $9,310,237     $9,402,870   $8,726,902    $7,896,082    $7,713,898
  Interest Expense             3,904,197      3,910,612    3,584,788     2,722,451     2,927,042
                              ----------     ----------   ----------   ----------    ----------
  Net Interest Income          5,406,040      5,492,258    5,142,114     5,173,631     4,786,856
  Less:   Provision for
          Loan Losses            476,667        290,000      240,000       203,000       163,333
                               ----------     ----------   ----------   ----------    ----------
Net Interest Income after
Provision for Loan Losses      4,929,373      5,202,258    4,902,114     4,970,631     4,623,523
Non-Interest Income            1,245,781      1,024,770      811,968       590,458       586,309
                               ----------     ----------   ----------   ----------    ----------
Net Revenue                    6,175,154      6,227,028    5,714,082     5,561,089     5,209,832
Non-Interest Expense           4,690,999      4,378,387    3,976,155     3,626,679     3,325,600
                               ----------     ----------   ----------   ----------    ----------
Income before Income Taxes     1,484,155      1,848,641     1,737,927    1,934,410     1,884,232
Applicable Income Taxes          372,143        537,304       477,237      573,407       540,439
                               ----------     ----------   ----------   ----------    ----------
 Net Income                    1,112,012      1,311,337     1,260,690    1,361,003     1,343,793
                               ==========     ==========   ==========   ==========    ==========

Performance Ratios:

   Return on Average Assets        0.87%         1.06%         1.12%        1.25%         1.25%
   Return on Average Equity        7.59%         9.58%         9.94%       11.90%        12.93%
   Dividend Payout Ratio          40.38%        31.86%        30.18%       26.17%        25.24%


Per Share Data (1):

   Net Income, basic and diluted     $0.79        $0.94         $0.91        $0.99         $0.98
   Cash Dividends Declared            0.32         0.30          0.28         0.26          0.25
   Book Value                        10.69        10.14          9.44         8.67          7.94
   Market Price *                    24.00        20.50         18.75        17.50         16.25
   Average Shares Outstanding    1,404,645    1,392,298     1,383,152    1,369,330     1,361,496


Balance Sheet Data:

   Assets                  $133,239,401   $126,241,741   $121,492,853  $114,607,016   $110,804,265
   Loans (Net of
   Unearned Income)          81,425,186     87,870,194     85,871,203    80,634,132     73,643,768
   Securities                37,418,780     26,089,574     26,618,148    23,833,408     20,374,505
   Deposits                 117,079,355    111,087,867    105,612,562    99,007,815     99,475,856
   Stockholders' Equity      15,058,115     14,196,856     13,120,419    11,969,374     10,855,243

(1) Adjusted for a 100% stock dividend effected in the form of a two for one split of Eagle Financial Services, Inc. stock on December 31, 1996.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

PERFORMANCE SUMMARY

         In 1997, the Company grew from total assets of $126.2 million to $133.2 million. This is an increase of $7.0 million or 5.5%. The investment portfolio was responsible for the majority of the increase. Securities increased from $26.1 million in 1996 to $37.4 million in 1997. Net loans fell from $87.0 million in 1996 to $80.7 million in 1997, resulting in a decrease of $6.3 million or 7.2%. The investment portfolio increase is due to the tightening of credit in the loan portfolio. Paydowns resulting from the decreases in the loan portfolio were invested in securities, primarily U.S. Agencies. Total deposits grew $6.0 million or 5.4% from $111.1 million in 1996 to $117.1 million in 1997. Stockholders' Equity has risen from $14.2 million in 1996 to $15.1 million in 1997, a 6.3% increase.
         The net income of the company for 1997 was $1.11 million, down from last year of $1.31 million. The decrease in net income can be attributed to the increase in the provision for loan loss. The provision for loan loss increased $187,000 or 64.5% from 1996 to 1997. Over the past five years, the Company has earned $6.39 million, resulting in an increase in stockholders' equity of 54.0% over those five years. The market value of the Company has risen steadily over the same period. The market value of the stock has gone from $14.50 per share to $24.00 over the same five year period, an increase of 65.5%

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income, the difference between total interest income and total interest expense, is the Company's primary source of earnings. Net interest income decreased by $0.08 million or 1.6% from $5.49 million in 1996 to $5.41 million in 1997. The amount of net interest income is derived from the volume of earning assets, the rates earned on those assets, and the cost of funds. The difference between rates on earning assets and the cost of funds is measured by the net interest margin, which decreased from 4.93% in 1996 to 4.72% in 1997.
         The earning assets yielded 8.05% on a fully taxable equivalent basis in 1997 as compared to 8.37% in 1996, a decrease of 0.33%. The average rate on total loans decreased from 9.05% in 1996 to 8.74% in 1997. The total income earned on loans decreased by $0.51 million or 6.5% primarily due to the decrease in the average balances of total loans. Income on investment securities increased from $1.68 million in 1996 to $2.01 million in 1997, an increase of $0.33 million or 19.7%. The average balances increased by $5.0 million or 18.5% on investment securities, while the average rate increased by 0.11% from 6.27% in 1996 to 6.38% in 1997.
         Interest expense decreased in 1997 as compared to 1996. Average balances on interest-bearing liabilities decreased by $0.1 million or 0.08% from $96.6 million in 1996 to $96.5 million in 1997 while the interest expense decreased $7,000 or .02%. The average rate on interest-bearing liabilities remained unchanged at 4.05% for 1996 and 1997. Average time deposits increased by $1.3 million or 2.6% from $49.3 million in 1996 to $50.7 million in 1997. The average rate on time deposits changed only slightly from 5.38% in 1996 to 5.39% in 1997. Interest expense as a percent of average earning assets decreased from 3.43% in 1996 to 3.34% in 1997.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The ratio of net charge-offs to average loans was 0.77% in 1997 compared to 0.24% and 0.26% during 1996 and 1995, respectively. The provision for loan losses increased $187,000 or 64.5% in 1997 and $50,000 or 20.8% in 1996, while the allowance for loan losses as a percentage of loans decreased from 1.04% at the end of 1996 to .92% in 1997. Charged-off loans increased $419,000 or 156.9% and recoveries decreased $19,000 or 30.2% in 1997 compared to 1996. Net charge-offs increased by $438,000 or 214.7% from 1996 to 1997. During 1997 the loan department began the process of tightening credit standards. The result of that effort was an increase in the amount of net charge-offs. Along with the tightening of credit standards, an increased focus on collection efforts was made during the year. The Bank hired an experienced collector to coordinate the efforts of the entire loan department.
         The coverage for the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest has decreased from 90.1% in 1996 to 60.4% in 1997. Loans past due greater than 90 days decreased during the year. At year end 1997, loans past due greater than 90 days was .75% of total loans, net unearned discount. The amount of loans past due greater than 90 days decreased from $967,000 in 1996 to $615,000 in 1997. Of the $615,000,
84.6% are secured by real estate and management would expect only immaterial losses from the balance of the past due loans. The allowance for loan losses as of year end covered net charge-offs 1.17 times in 1997, 4.48 times in 1996, and
3.77 times in 1995.
         The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors.

OTHER INCOME AND EXPENSES

         Total other income increased $221,011 or 21.6% from 1996 to 1997 and $212,802 or 26.2% from 1995 to 1996. Total other expenses increased $312,612 or 7.1% from 1996 to 1997 and $402,232 or 10.1% from 1995 to 1996. The efficiency ratio of the Company, a measure of its performance based upon the relationship between non-interest expense and operating income, was 65.9% in 1995 and 65.8% in 1996 and 69.5% in 1997.
         Trust Department income increased $33,593 or 16.8% in 1997 over 1996 and increased $54,269 or 37.3% in 1996 over 1995. The increases in 1997 and 1996 can be attributed to restructuring the trust services fee schedule and overall growth of the Trust Department. Trust Department income is expected to increase in 1998 due to growth in the number of accounts and total assets administered by the Trust Department.
         Service charges on deposit accounts increased $9,841 or 1.9% in 1997 over 1996 and increased $148,354 or 39.7% in 1996 over 1995. Increases in service charges on deposit accounts are expected to continue in the future due to growth in the number of deposit accounts at the Bank and enhancements to the deposit products currently being offered to our customers. Other service charges and fees increased $93,233 or 47.5% and $14,379 or 7.9% in 1997 and 1996,
respectively. The increase in other service charges and fees during 1997 was due to non-customer convenience fees received from transactions performed at our ATM's, increased activity on credit card merchant accounts, and origination fees received by Eagle Home Funding, the mortgage company subsidiary of the Bank which was opened during July 1997. The 1998 amount of other service charges and fees for 1998 is expected to increase over 1997 due to increasing ATM non-customer  convenience  fees  and a full  year of  operation  by  Eagle  Home
Funding.
         The Company had a loss on equity investment of $4,880 during 1997 and income on equity investment of $595 during 1996. These amounts represent the Company's share of the operating income or loss on its investment in the Johnson-Williams Limited Partnership. This partnership is a low- to moderate-income housing development for the elderly. The financial performance in 1996 can be attributed to the facility remaining fully leased during the year. Due to the status of the partnership, the Company receives substantial income tax credits on the investment. The investment in this project is viewed as a long term benefit to the Company both financially and for the good of the community.
         Other operating income increased $89,819 or 84.8% in 1997 and decreased $23,484 or 18.2% in 1996. The increase during 1997 can be attributed to commissions received from the sale of non-deposit investment products by Eagle Investment Services. This amount is expected to increase during 1998 with continued growth in sales by Eagle Investment Services.
         Salaries and wages increased $219,027 or 12.64% in 1997 and $240,437 or 16.1% in 1996. The increase in 1997 reflects the hiring of additional personnel for the Berryville branch and the increase in 1996 reflects the hiring of additional personnel for the Stephens City branch. The amount of salaries and wages for 1998 should increase over 1997 due to the addition of the Old Post Office branch.
         Pension and other employee benefits increased $13,244 or 2.8% in 1997 and increased $35,378 or 8.0% in 1996. The 1997 increase can be attributed to the cost of benefits for personnel hired during 1996 and 1997. The 1998 amount of pension and other employee benefits should increase slightly over 1997. See Notes 8 and 9 to the Consolidated Financial Statements as of December 31, 1997 for a discussion of the defined benefit pension plan and employee benefits.
         Occupancy expenses increased $8,954 or 2.8% in 1997 and $82,609 or 34.2% in 1996. Equipment expenses decreased $3,677 or 0.8% and increased $94,360 or 25.0% in 1997 and 1996, respectively. Management is pleased that total occupancy and equipment expenses increased only $5,277 or 0.7% in 1997 over 1996. The increases in 1996 can be attributed to the opening and operation of the Stephens City branch and upgrading the Bank=s computer system. The 1998 amounts are expected to increase over 1997 due to the investment in additional computer equipment and the opening of the Old Post Office branch during January 1998.
         The FDIC assessment increased $11,362 or 568% and decreased $109,904 or 98.2% in 1997 and 1996, respectively. The increase in 1997 was expected due to increased deposits and the decrease in 1996 was due to the insurance fund covering banks once again having sufficient reserves. The amount of FDIC assessment should increase slightly during 1998 due to growth in deposits.
         Stationary and supplies increased $39,841 or 26.5% in 1997 and decreased $4,292 or 2.8% in 1996. The increase in 1997 was due to the opening and operation of Eagle Home Funding and the purchase of supplies necessary to open the Old Post Office branch in January 1998. The slight decrease in 1996 is a result of an effort to cut supply costs despite additional purchases necessary to open and operate the Stephens City branch. Stationary and supplies expense is expected to increase slightly in 1998.
         Postage expense decreased $7,011 or 5.5% and increased $1,471 or 1.2% during 1997 and 1996, respectively. The amount of postage expense is expected to increase slightly during 1998. Credit card expense increased $7,519 or 8.0% during 1997 and decreased $5,367 or 5.4% during 1996. Fluctuations in credit card expense are attributable to changes in the number of accounts and volume of transactions for which we are billed by our credit card server. The amount of credit card expense is expected to increase during 1998.
         Bank franchise tax decreased $18,140 or 16.0% during 1997 and decreased $11,381 or 9.1% during 1996. The increase in 1997 was expected due to growth of the Bank=s capital. The 1998 amount of bank franchise tax is expected to be slightly greater than the 1997 amount due to additional growth of the Bank's capital.
         ATM network fees decreased $9,558 or 7.4% during 1997 and increased $39,662 or 44.2% during 1996. Fluctuations in the amount of ATM network fees can be attributed to the number and type of transactions being performed at the Bank's growing number of ATM locations.
         Other operating expenses increased $51,051 or 6.8% in 1997 and $39,259 or 5.5% in 1996. The increase in 1997 over 1996 was due to increased spending on education and training of employees and increased spending on marketing efforts, particularly television advertising. The increase in 1996 can be attributed to the amortization of intangible assets acquired during the acquisition of the Stephens City branch. The amount of other operating expenses should not increase significantly during 1998.

INCOME TAX EXPENSE

         The Company adopted FASB Statement No. 109, "Accounting for Income Taxes" on a prospective basis on January 1, 1993. The notes to the financial statements discuss this method of accounting. The cumulative effect from the change in accounting principle was deemed to be immaterial in determining net income for 1994. Income tax expense was $372,143, $537,304 and $477,237 for 1997, 1996 and 1995, respectively. The average effective rate for the three-year period is 27.35% and this is not expected to vary significantly during future periods.

BALANCE SHEET

         The Company uses its funds primarily to support lending activities from which it derives the greatest amount of income. The objective is to invest 70% to 85% of total deposits in loans. With total loans decreasing $6.4 million or 7.3% and total deposits increasing by $6.0 million or 5.4%, the ratio of loans to deposits decreased 9.6% from 79.1% in 1996 to 69.5% in 1997. The majority of the remaining funds are invested in securities. In order to accommodate daily fluctuations in deposit and loan demand, any additional funds are sold overnight as federal funds. The Company's focus is upon safety and soundness, liquidity and meeting the banking needs within our community as we manage our balance sheet.

LOAN PORTFOLIO

         Loans, net of unearned income decreased $6.4 million or 7.3% in 1997 after an increase of $2.0 million from 1995 to 1996. Net loans are expected to increase slightly during 1998. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses.
         Loans secured by real estate were $60.3 million or 73.6% of total loans in 1997 and $60.1 million or 67.5% of total loans in 1996, which represents an increase of $.2 million or .3% during the year. These loans are well-secured and based on conservative appraisals in a stable market. The Company generally does not make real estate loans outside its primary market area which consists of Clarke and Frederick Counties and the City of Winchester, all of which are located in the Northern Shenandoah Valley in the state of Virginia.
         Loans to individuals are the second largest element of the loan portfolio. Total loans to individuals were $14.5 million or 17.7% of total loans in 1997 and $19.6 million or 22.0% of total loans in 1996, which represents a decrease of $5.1 million or 26.0% during the year. These loans are expected to remain steady throughout 1998.
         Commercial and agricultural loans were $5.9 million or 7.2% of total loans in 1997 and $7.6 million or 8.5% of total loans in 1996, which represents a decrease of $1.7 million or 22.5% during 1997. The amount of commercial and agricultural loans is expected to increase significantly during 1998.

RISK ELEMENTS AND NON-PERFORMING ASSETS

         The Company continues to minimize its risk and enhance its profitability by focusing on providing community based financing and maintaining policies and procedures ensuring safe and sound banking practices.
         Non-performing assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). The total non-performing assets and loans that are 90+ days past due and accruing interest was $1.24 million on December 31, 1997, and $1.01 million on December 31, 1996, an increase of $0.23 million or 22.8%.
         On January 1, 1996, the Company adopted FASB No. 114, "Accounting by Creditors for Impairment of a Loan." This statement has been amended by FASB No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Statement 114, as amended, requires that the impairment of loans that have been separately identified for evaluation is to be measured based on the present value of expected future cash flows or, alternatively, the observable market price of the loans or the fair value of the collateral. There were no impaired loans as of December 31, 1997 and 1996.
         The loans past due 90+ days and still accruing interest are primarily well-secured and in the process of collection and therefore, are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Any accrued interest would then be reversed and future accruals would be discontinued with interest income being recognized on a cash basis.
         The ratio of non-performing assets and other real estate owned to loans is expected to remain at its low level relative to the Company's peers and management expects this ratio to decrease in 1998. This expectation is based on the potential problem loans on December 31, 1997. The amount of classified loans has decreased by $0.26 million from $2.63 million in 1996 to $2.37 million during 1997. These loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $267,225 in specific allocations for these loans as well as percentage allocations for classified assets without specific allocations.

SECURITIES

         The book value of the securities portfolio as of December 31, 1997 was $37.4 million, compared to $26.1 million as of December 31, 1996. Securities increased $11.3 million or 43.3% in 1997 over 1996. The increase from 1996 to 1997 is primarily due to a $7.2 million or 111.0% increase of investment in obligations of U.S. government corporations and agencies, a $2.4 million or 79.7% increase of investment in obligations of states and political subdivisions, and a $2.3 million or 15.4% increase of investment in mortgage-backed securities.
         Due to the adoption of FASB No. 115, "Accounting For Certain Investments in Debt and Equity Securities" as of January 1, 1994, the securities portfolio was classified into one of two categories: securities held to maturity and securities available for sale. Securities are classified as held to maturity when the Company has the intent and ability at the time of purchase to hold the securities until maturity. Securities held to maturity are disclosed at cost adjusted for amortization of premiums and accretion of discounts. Securities with a book value of $33.2 million and a fair value of $33.2 million were classified as held to maturity as of December 31, 1997. Securities with a book value of $24.3 million and a fair value of $24.0 million were classified as held to maturity as of December 31, 1996. This represents an $8.8 million or 36.2% increase in book value and a $9.2 million or 38.1% increase in fair value in 1997 over 1996.
         Securities are classified as available for sale when the Company intends to hold them for an indefinite period of time. These securities may be sold due to: increased loan demand, liquidity needs, changes in market interest rates, regulatory capital requirements, or other related factors. Available for sale securities are disclosed at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Securities with a fair value of $4.3 million and a related unrealized after tax gain of $9,810 were classified as available for sale as of December 31, 1997. Securities with a fair value of $1.7 million and a related unrealized after tax loss of $5,030 were classified as available for sale as of December 31, 1996. This represents a $2.5 million or 144.1% increase in fair value and a $14,840 or 295.0% increase in unrealized after tax gain in 1997 compared to 1996.

DEPOSITS

         Total deposits increased $6.0 million or 5.4% from $111.0 million in 1996 to $117.0 million in 1997. Non-interest bearing demand deposits increased $2.6 million or 17.1% in 1997 after a $3.2 million or 26.8% increase in 1996 from 1995. Interest checking decreased $1.0 million or 5.8% from $16.8 million in 1996 to $15.8 million in 1997. Money market accounts decreased $1.0 million or 5.5% from $17.2 million in 1996 to $16.2 million in 1997. Certificates of deposit increased $5.2 million or 10.6% from $48.5 million in 1996 to $53.7 million in 1997. Total interest bearing deposits increased $3.4 million or 3.5% from $95.9 million in 1996 to $99.3 million in 1997. Total deposits are expected to grow during 1998 due to opening the Old Post Office branch in downtown Winchester, Virginia and increased marketing efforts.
         The Company will continue funding assets with deposit liability accounts and focus upon core deposit growth as its primary source of liquidity and stability. Core deposits consist of demand deposits, interest checking accounts, money market accounts, savings accounts, and time deposits of less than $100,000. Core deposits totaled $102.1 million or 87.2% of total deposits in 1997 as compared to $99.7 million or 89.8% of total deposits in 1996. Certificates of deposit of $100,000 or more totaled $15.0 million or 12.8% of total deposits in 1997 as compared to $11.3 million or 10.2% of total deposits in 1996. The Company neither purchases brokered deposits nor solicits deposits from sources outside of its primary market area.

STOCKHOLDERS' EQUITY

         The Company continues to be a strongly capitalized financial institution. Total stockholders' equity on December 31, 1997 was $15.1 million, reflecting a percentage of total assets of 11.3% compared to $14.2 million and 11.2% at year-end 1996. Stockholders' equity per share increased $0.55 or 5.4% from $10.14 per share in 1996 to $10.69 per share in 1997. The return on average stockholders' equity was 7.59% in 1997, down from 9.58% in 1996. During 1997 the Company paid $0.32 per share in dividends as compared to $0.30 per share in 1996, an increase of 6.7% The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock. The Dividend Investment Plan had 41.3% and 42.3% of total outstanding shares at December 31, 1997 and 1996, respectively.
         Federal regulatory risk-based capital guidelines were fully phased-in on December 31, 1992. These guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk. Tier I capital consists of total stockholders' equity. Tier II capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses. Financial institutions must maintain a Tier I capital ratio of at least 4% and a Tier II capital ratio of at least 8%. Additionally, a 4% minimum leverage ratio of stockholders' equity to average assets must be maintained. On December 31, 1997, the Company's Tier I capital ratio was 17.52% compared to 16.17% in 1996, the Tier II capital ratio was 18.43% compared to 17.27% in 1996 and the leverage ratio was 11.06% compared to 10.90% in 1996. See Note 12 to the Consolidated Financial Statements as of December 31, 1996 for additional discussion and analysis of regulatory capital requirements.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At year end 1997, liquid assets totaled $28.6 million which represents 24.2% of total deposits, federal funds purchased and other liabilities. The Company minimizes liquidity demand by relying on core deposits which comprise 87.2% of total deposits. With an average remaining life of 4.1 years, the securities portfolio provides a constant source of funds through paydowns and maturities. As additional sources of liquidity, the Company maintains short-term borrowing arrangements, namely federal funds lines, with larger financial institutions. Finally, the Bank's membership in the Federal Home Loan Bank provides a source of borrowings with a variety of maturities. The Company's senior management monitors the liquidity position regularly and formulates a strategy to maintain an interest sensitive position that maximizes the net interest margin.
         Interest rate sensitivity management involves stabilizing the net interest margin to assure net income growth through various interest rate cycles and fluctuations. The interest rate sensitivity analysis reflects the earlier of the maturity or repricing date for interest sensitive assets and liabilities as of December 31, 1997. The mismatching of the maturity or repricing dates of interest sensitive assets and liabilities creates "gaps" which measure interest rate sensitivity. At year end the Company had a negative cumulative twelve-month gap of $53.3 million or 43.9% of total interest earning assets. A negative gap normally impacts earnings favorably when interest rates decline and adversely when interest rates rise. A weakness of the interest rate sensitivity analysis is that it only provides a general indication of interest sensitivity at a specific point in time. The Company's goal is to manage interest rate exposure in order to hedge against interest rate fluctuations. Senior management and the directorate monitor the interest rate gap regularly and implement strategies such as maintaining a strong balance sheet with core deposit growth and practicing conservative banking policies to accomplish this goal.

ACCOUNTING RULE CHANGES

         FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued in June 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued, Statement 125 is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after December 1996.
         FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date
(a) of paragraph 15 of Statement 125 and (b) for repurchase agreement, dollar-roll, securities lending, or similar transactions, of paragraph 9-12 and 237(b) of Statement 125.
         FASB Statement No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement 130 is effective for financial statements beginning after December 15, 1997.
         During June of 1997, the FASB issued FASB No. 131, "Disclosure about Segments of an Enterprise and Related Information." FASB No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for financial statements for periods beginning after December 31, 1997.

YEAR 2000

         During 1997 the Company's subsidiary (the Bank) began to assess the effect of the Year 2000 on its systems, vendors, and customers. The assessment of systems is accomplished through in-house testing and receipt of documentation from manufacturers regarding their product's Year 2000 readiness. The assessment of vendors is accomplished primarily through receipt of documentation regarding their planning, testing, and implementation for Year 2000 compliance of their product(s). The assessment of customers is accomplished through identifying and assisting commercial customers whose operations may be negatively impacted by the century date change. In January 1998, the Bank's Board of Directors approved a Year 2000 Compliance Plan which identified particular steps necessary to achieve Year 2000 readiness and a timeline for accomplishing these steps. The plan also named the Bank's Year 2000 committee which includes members of senior management, operations, data processing, and internal audit.
         The Bank uses various hardware and software to conduct its business. The core data processing applications of the Bank are run in-house and consist of a mainframe computer and software licensed to the Bank by an outside vendor. The Bank has received correspondence from its core processing application vendor which indicates that their software will be Year 2000 ready.
         The Bank also relies on a wide area network which allows personal computers throughout the organization to share resources and centralizes the administration of personal computer software applications. Vendors of bank-related software which is installed on the network have sent correspondence indicating that their software will be Year 2000 ready. Upgrading personal computers throughout the organization has been a continuous project during 1997 and is expected to continue throughout 1998. These upgrades are expected to solve any non-compliant personal computer hardware issues related to Year 2000 readiness. Based on the current status of the Bank's Year 2000 assessment, the cost of Year 2000 readiness is not expected to have a material effect on the Company's consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

          As the holding company of Bank of Clarke County bank, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest earning assets and interest-bearing liabilities, excluding those which have a very short term to maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. It is the responsibility of Bank management to enact appropriate interest rate risk management procedures.

          The loan portfolio's primary volatility is due to the concentration of loans made in in the Counties of Clarke and Frederick and the City of Winchester. This subjects the portfolio to fluctuations in the local economy. The Bank does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. As of December 31, 1997, the Company does not have any hedging transactions in place such as interest rate swaps or caps.

          The Bank's interest rate management strategy is designed to stabilize net interest income and preserve the capital of the Company. The Bank utilizes several procedures to analyze the maturities of assets and liabilities along with their associated rate or yield. Bank management also monitors the economy closely in order to be knowledgeable of events which may immediately or eventually effect the pricing of assets and liabilities. The Bank also uses interest rate sensitivity analysis which measures the term to maturity or repricing for the interest sensitive assets and liabilities of the Bank.

          The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997. The expected maturities for loans, securities, and certificates of deposit are the based on the contractual maturity of the instruments. The expected maturties of money market, savings, and N.O.W. accounts are based on the Bank's internal interest rate sensitivity report which considers the amount of these accounts which would remain if rates increased. The average interest rates for loans is the weighted average contractual rate of the loans maturing during the period indicated. The average interest rates for taxable securities is the weighted average yield of the securities which mature during the period indicated. The average interest rates for tax-exempt securities is the weighted average tax- equivalent yield assuming a federal tax rate of 34% for the securities which mature during the period indicated. The average interest rates for money market, savings, and N.O.W. accounts is the weighted average annual percentage yield as of December 31, 1997 for maturities during the period indicated. The average rate for certificates of deposits is the weighted average contractual rate of the certificates which mature during that period.


                                   Principal Amount Maturing In
--------------------------------------------------------------------------------------------------------
                                                                                                 Fair
                                                                             There-              Value
(In Thousands)               1998      1999      2000      2001      2002    after     Total   12/31/97
--------------------------------------------------------------------------------------------------------
Earning assets:
Fixed rate loans           $13,578   $12,446   $13,783   $16,235   $13,815   $4,599   $74,456   $74,072
   Average interest rate      8.63%     8.84%     8.86%     8.06%     8.16%    8.76%     8.50%
Variable rate loans         $3,217      $279      $582      $488      $486   $1,917    $6,969    $5,195
   Average interest rate      9.58%     9.86%    10.08%     9.91%     9.49%    9.50%     9.63%
Taxable securities          $2,022    $2,916    $5,953    $3,313    $9,566   $9,954   $33,724   $33,756
   Average interest rate      6.02%     6.03%     6.16%     6.25%     6.47%    7.07%     6.50%
Tax-exempt securities         $550      $355      $615      $475      $405   $1,280    $3,680    $3,710
   Average interest rate      7.03%     7.60%     6.54%     6.91%     7.55%    6.91%     7.00%
Other interest-earning
  assets                    $2,300       - -       - -       - -       - -      - -    $2,300    $2,300
   Average interest rate      6.25%      - -       - -       - -       - -      - -      6.25%

Interest-bearing liabilities:
Money market, savings,
and N.O.W. accounts        $14,666    $5,256    $5,256    $2,680    $2,680  $15,062   $45,600   $45,600
   Average interest rate      2.67%     2.67%     2.67%     2.47%     2.47%    2.07%     2.45%
Certificates of deposit    $38,775   $10,113    $3,899      $720      $195       $3   $53,705   $54,753
   Average interest rate     5.37%      5.62%     6.56%     5.33%     5.52%    5.29%     5.43%
--------------------------------------------------------------------------------------------------------

Item 8.     Financial Statements and Supplementary Data

          Pursuant to General Instruction G(2) information required by this Item is incorporated by reference to Part IV, Item 14.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


            None.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

          The information required by Part III, Item 10., is incorporated herein by reference to the Company's proxy statement, dated April 1, 1998, for the Company's 1998 Annual Meeting of Shareholders to be held April 15, 1998.


Item 11.     Executive Compensation.


          The information required by Part III, Item 11., is incorporated herein by reference to the Company's proxy statement, dated April 1, 1998, for the Company's 1998 Annual Meeting of Shareholders to be held April 15, 1998.


Item 12.     Security Ownership of Certain Beneficial Owners and
                 Management.

          The information required by Part III, Item 12., is incorporated herein by reference to the Company's proxy statement, dated April 1, 1998, for the Company's 1998 Annual Meeting of Shareholders to be held April 15, 1998.


Item 13.     Certain Relationships and Related Transactions.

          The information required by Part III, Item 13., is incorporated herein by reference to the Company's proxy statement, dated April 1, 1998, for the Company's 1998 Annual Meeting of Shareholders to be held April 15, 1998

                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) The following documents are filed or incorporated by reference as part of this report on Form 10-K.


(1)    Financial Statements

       Financial statements of the registrant for the fiscal year ended December 31, 1997 are incorporated herein by reference to Exhibit 99.1.


(2)    Financial Statement Schedules

       All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


(3)    Exhibits

       The following exhibits, when applicable, are filed with this Form 10-K or incorporated by reference to previous filings.


            Number                    Description
            ---------                 -----------------------------------------

            Exhibit 2.                Not applicable.

            Exhibit 3.              (i) Articles of Incorporation of Registrant
                                       (incorporated herein by reference to
                                        Exhibit 3.1 of Registrant's Form S-4
                                        Registration Statement, Registration No.
                                        33-43681.)

                                   (ii) Bylaws   of   Registrant   (incorporated
                                        herein by  reference  to Exhibit  3.2 of
                                        Registrant's   Form   S-4   Registration
                                        Statement, Registration No. 33-43681)

            Exhibit 4.                 Not applicable.

            Exhibit 9.                 Not applicable.

            Exhibit 10.                Material Contracts.

                  10.1                  Description  of  Executive  Supplemental
                                        Income Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

                  10.2 Lease Agreement between Bank of Clarke County (tenant) and Winchester Development Company (landlord) dated August 1, 1992 for the branch office at 625 East Jubal Early Drive, Winchester, Virginia (incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

                   10.3 Lease Agreement between Bank of Clarke County (tenant) and Winchester Development Company (landlord) dated July 1, 1997 for an office at 615 East Jubal Early Drive, Winchester, Virginia (incorporated herein by reference to
                                       Exhibit 10.3 of the  Company's  Quarterly
                                       Report on Form 10-Q for the quarter ended
                                       June 30, 1997).

                  10.4 Lease Agreement between Bank of Clarke County (tenant) and Steven R. Koman(landlord) dated December 2, 1997 for the branch office at 40 West
                                       Piccadilly Street,  Winchester,  Virginia
                                       (incorporated herein as Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

            Exhibit 11.                Computation   of   Per   Share   Earnings
                                       (incorporated herein as Exhibit 11).

            Exhibit 12.                Not applicable.

            Exhibit 13. Portions of the 1997 Annual Report to Shareholders for the year ended December 31, 1997 (filed herein).

            Exhibit 16.                Not applicable.

            Exhibit 18.                Not applicable.

            Exhibit 21.                Subsidiaries     of    the     Registrant
                                       (incorporated herein as Exhibit 21).

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Financial  Data  Schedule   (incorporated
                                       herein as Exhibit 27).

            Exhibit 99.                Additional Exhibits

                  99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 1997 (incorporated herein as
                                       Exhibit 99.1).

                                       1.  Independent Auditor's Report.
                                       2.  Consolidated Balance Sheets -
                                           At December 31, 1997 and 1996.
                                       3.  Consolidated Statements of Income -
                                           Years ended December 31, 1997,  1996,
                                           and 1995.
                                       4.  Consolidated Statements of Changes in
                                           Stockholders'   Equity   Years  ended
                                           December 31, 1997, 1996, and 1995.
                                       5.  Consolidated Statements of Cash Flows
                                           Years ended December 31, 1997,  1996,
                                           and 1995.
                                       6.  Notes   to   Consolidated   Financial
                                           Statements.

(b) Reports on Form 8-K.


     No reports on Form 8-K were filed by the registrant during the fourth quarter of 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March, 1998.

                              Eagle Financial Services, Inc.


                              By:  /s/ LEWIS M. EWING
                                   ---------------------------------
                                   Lewis M. Ewing, President & CEO

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ LEWIS M. EWING                     President, Chief                 March 20, 1998
-------------------------              Executive Officer
Lewis M. Ewing                         and Director (principal
                                       executive officer)

/s/ JOHN R. MILLESON                   Vice President, Secretary/       March 20, 1998
-------------------------              Treasuer (principal financial
John R. Milleson                       officer)

/s/ JAMES W. MCCARTY, JR.              Vice President, Chief            March 20, 1998
-------------------------              Financial Officer
James W. McCarty, Jr.                  (principal accounting officer)

/s/ JOHN D. HARDESTY                   Chairman of the Board            March 20, 1998
-------------------------                 and Director
John D. Hardesty

/s/ J. FRED JONES                      Director                         March 20, 1998
-------------------------
J. Fred Jones

                                       Director                         March 20, 1998
-------------------------
Marilyn C. Beck

                                       Director                         March 20, 1998
-------------------------
Thomas T. Byrd

                                       Director                         March 20, 1998
-------------------------
Thomas T. Gilpin

                                       Director                         March 20, 1998
-------------------------
Douglas McIntire

/s / JOHN F. MILLESON, JR.             Director                         March 20, 1998
-------------------------
John F. Milleson, Jr.

/s/ ROBERT W. SMALLEY, JR.             Director                         March 20, 1998
-------------------------
Robert W. Smalley, Jr.

/s/ RANDALL G. VINSON                  Director                         March 20, 1998
-------------------------
Randall G. Vinson



                                    EAGLE FINANCIAL SERVICES, INC.

                                      EXHIBIT INDEX TO FORM 10-K
                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


              EXHIBIT NUMBER            DESCRIPTION
              --------------            ----------------------------------------

                   10.4 Lease Agreement between Bank of Clarke County (tenant) and Steven R. Koman(landlord) dated December 2, 1997 for the branch office at 40 West Piccadilly Street, Winchester, Virginia.

                   11                   Computation of Per Share Earnings .

                   21                   Subsidiaries of the Registrant.

                   27                   Financial Data Schedule.

                   99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 1997.

                                       1.  Independent Auditor's Report.
                                       2.  Consolidated Balance Sheets -
                                           At December 31, 1997 and 1996.
                                       3.  Consolidated Statements of Income -
                                           Years ended December 31, 1997,  1996,
                                           and 1995.
                                       4.  Consolidated Statements of Changes in
                                           Stockholders'   Equity   Years  ended
                                           December 31, 1997, 1996, and 1995.
                                       5.  Consolidated Statements of Cash Flows
                                           Years ended December 31, 1997,  1996,
                                           and 1995.
                                       6.  Notes   to   Consolidated   Financial
                                           Statements.