Form 10-Q
period 1998-03-31
EAGLE FINANCIAL SERVICES INC
filed 1998-05-15
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

-------------------------------------------------------------------------------
                                   Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended March 31, 1998

                   Transition Report Under Section 13 or 15(d) of the Exchange
      ---------    Act

-------------------------------------------------------------------------------

                         EAGLE FINANCIAL SERVICES, INC
             (Exact name of registrant as specified in its charter)

        Virginia                                             54-1601306
(State or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification no.)


        Post Office Box 391
        Berryville, Virginia                                   22611
(Address of principal executive offices)                     (Zip Code)

                              (540) 955-2510
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of May 12, 1998 was 1,410,432

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ..........................   3

                 Consolidated Balance Sheets as of
                 March 31, 1998 and December 31, 1997     .................   3

                 Consolidated Statements of Income for the
                 Three Months Ended March 31, 1998 and 1997    ............   4

                 Consolidated Statement of Changes in
                 Stockholder's Equity for the Three Months
                 Ended March 31, 1998 and 1997    .........................   5

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1998 and 1997    ............   6

                 Notes to Consolidated Financial Statements    ............   7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    .............   8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    .........................................   9


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ........................................   10
Item 2.      Changes in Securities    ....................................   10
Item 3.      Defaults Upon Senior Securities    ..........................   10
Item 4.      Submission of Matters to a Vote of Security Holders    ......   10
Item 5.      Other Information    ........................................   10
Item 6.      Exhibits and reports on Form 8-K    .........................   11

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                   As of March 31, 1998 and December 31, 1997


                                             March 31, 1998    December 31, 1997
                                             --------------     --------------
Assets

Cash and due from banks                      $    4,390,236     $    5,242,309
Securities held to maturity (fair value:
  1998, $37,207,285; 1997, $33,207,946)          37,167,345         33,160,658
Securities available for sale, at fair value      3,797,525          4,258,122
Federal funds sold                                5,088,000          2,300,000
Loans, net of unearned discounts                 80,318,467         81,425,186
   Less allowance for loan losses                  (793,250)          (748,558)
                                             --------------     --------------
           Net loans                             79,525,217         80,676,628
Bank premises and equipment, net                  4,133,171          4,060,501
Other real estate owned                             189,688            189,688
Intangible assets                                   590,244            602,949
Other assets                                      2,665,100          2,748,546
                                             --------------     --------------
           Total assets                      $  137,546,526     $  133,239,401
                                             ==============     ==============
Liabilities and Stockholders' Equity
Liabilities
    Deposits:
       Noninterest bearing                   $   17,404,411     $   17,774,480
       Interest bearing                         103,805,991         99,304,875
                                             --------------     --------------
          Total deposits                     $  121,210,402     $  117,079,355
    Other liabilities                             1,051,854          1,101,931
                                             --------------     --------------
           Total liabilities                 $  122,262,256     $  118,181,286
                                             --------------     --------------
Stockholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 1,500,000 shares;
         issued 1998, 1,410,432; issued
         1997, 1,408,485 shares                   3,526,079          3,521,213
    Surplus                                       2,149,187          2,107,826
    Retained Earnings                             9,584,919          9,419,266
    Accumulated other comprehensive income           24,085              9,810
                                             --------------     --------------
           Total stockholders' equity        $   15,284,270     $   15,058,115
                                             --------------     --------------
           Total liabilities and stockholders'
                 equity                      $  137,546,526     $  133,239,401
                                             ==============     ==============

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 1998 and 1997


                                                       Three Months Ended
                                                           March 31,
                                                     1998             1997
                                                --------------   --------------
    Interest Income
      Interest and fees on loans                $    1,740,175   $    1,863,241
      Interest on securities held to
        maturity:
          Taxable interest income                      469,845          349,010
          Interest income exempt from
            federal income taxes                        39,282           35,748
      Interest and dividends on securities
          available for sale, taxable                   66,004           20,486
      Interest on federal funds sold                    34,137           28,651
      Interest on deposits in banks                        782                0
                                                --------------   --------------
                Total interest income           $    2,350,225   $    2,297,136
                                                --------------   --------------
    Interest Expense
      Interest on deposits                      $    1,014,897   $      923,743
      Interest on federal funds purchased                  178                0
                                                --------------   --------------
                Total interest expense          $    1,015,075   $      923,743
                                                --------------   --------------
                Net interest income             $    1,335,150   $    1,373,393
      Provision For Loan Losses                         80,000           75,000
                                                --------------   --------------
                Net interest income after
                provision for loan losses       $    1,255,150   $    1,298,393
                                                --------------   --------------
    Other Income
      Trust Department income                   $       92,064   $       48,662
      Service charges on deposits                      137,437          122,764
      Other service charges and fees                    59,765           46,363
      Gain (loss) on equity investment                  (1,289)          (2,150)
      Other operating income                            90,802           38,150
                                                --------------   --------------
                                                $      378,779   $      253,789
                                                --------------   --------------
    Other Expenses
      Salaries and wages                        $      554,035   $      454,596
      Pension and other employee benefits              147,242          128,306
      Occupancy expenses                               101,692           96,811
      Equipment expenses                               121,503          107,659
      Stationary and supplies                           51,143           43,524
      Postage                                           30,511           23,951
      Credit card expense                               45,311           32,264
      Bank franchise tax                                24,000           24,048
      ATM network fees                                  13,983           32,553
      Intangible amortization                           12,705           12,563
      Other operating expenses                         174,371          210,342
                                                --------------   --------------
                                                $    1,276,496   $    1,166,617
                                                --------------   --------------
               Income before income taxes       $      357,433   $      385,565
    Income Tax Expense                                  79,101           80,685
                                                --------------   --------------
                Net Income                      $      278,332   $      304,880
                                                ==============   ==============
    Earnings Per Share
     (basic and assuming dilution)              $         0.20   $         0.22
                                                ==============   ==============

                  Eagle Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 1998 and 1997

                                                                                               Accumulated
                                                                                                  Other
                                      Comprehensive    Common                     Retained    Comprehensive
                                          Income        Stock        Surplus      Earnings     Income (Loss)    Total
                                       -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1996             $         0   $ 3,499,714   $ 1,945,891   $ 8,756,281   $    (5,030)  $14,196,856
  Comprehensive income
    Net income                             304,880                                   304,880                     304,880
    Other comprehensive income (loss)
      Unrealized gain (loss) on
       securities available for
       sale, net of deferred
       income taxes of $500                  (974)                                                   (974)         (974)
                                       -----------
    Total comprehensive income         $   303,906
                                       ===========
  Dividend declared ($0.08 per share)                                               (111,990)                   (111,990)
  Issuance of common stock, dividend
   investment plan (2,268 shares)                          5,669        39,585                                    45,254
  Fractional shares purchased                                 (4)          (32)                                      (36)
                                                     -----------   -----------   -----------   -----------   -----------
Balance, March 31, 1997                              $ 3,505,379   $ 1,985,444   $ 8,949,171   $    (6,004)  $14,433,990
                                                     ===========   ===========   ===========   ===========   ===========

                  Eagle Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
               For the Three Months Ended March 31, 1998 and 1997

                                                                                               Accumulated
                                                                                                  Other
                                      Comprehensive    Common                     Retained    Comprehensive
                                          Income        Stock        Surplus      Earnings     Income (Loss)    Total
                                       -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1997             $         0   $ 3,521,213   $ 2,107,826   $ 9,419,266   $     9,810   $15,058,115
  Comprehensive income
    Net income                             278,332                                   278,332                     278,332
    Other comprehensive income (loss)
      Unrealized gain (loss) on
       securities available for
       sale, net of deferred
       income taxes of $7,354               14,275                                                  14,275        14,275
                                       -----------
    Total comprehensive income         $   292,607
                                       ===========
  Dividend declared ($0.08 per share)                                               (112,679)                   (112,679)
  Issuance of common stock, dividend
   investment plan (2,268 shares)                          4,869        41,383                                    46,252
  Fractional shares purchased                                 (3)          (22)                                      (25)
                                                     -----------   -----------   -----------   -----------   -----------
Balance, March 31, 1998                              $ 3,526,079   $ 2,149,187   $ 9,584,919   $    24,085   $15,284,270
                                                     ===========   ===========   ===========   ===========   ===========


                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1998 and 1997


                                                     1998            1997
                                                 ------------    ------------
Cash Flows from Operating Activities
  Net income                                     $    278,332    $    304,880
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                       90,883         103,511
    Amortization of intangible assets                  12,705          12,563
    Loss on equity investment                           1,289           2,150
    Provision for loan losses                          80,000          75,000
    Premium amortization on securities, net            14,602           8,940
    Decrease in other assets                           74,803         103,654
    Increase (decrease) in other liabilities          (50,077)         83,592
                                                 ------------    ------------
      Net cash provided by operating activities  $    502,537    $    694,290
                                                 ------------    ------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity       $  3,611,912    $    920,129
  Proceeds from maturities and principal
   payments on securities available for sale          750,000         308,000
  Purchases of securities held to maturity         (7,633,475)     (3,233,032)
  Purchases of securities available for sale         (267,500)        (45,100)
  Purchases of bank premises and equipment           (163,553)        (26,755)
  Net decrease in loans                             1,071,411       3,379,999
                                                 ------------    ------------
      Net cash provided by (used in) investing
       activities                                $ (2,631,205)   $  1,303,241
                                                 ------------    ------------
Cash Flows from Financing Activities
  Net increase (decrease) in demand deposits,
   money market, and savings accounts            $  1,101,502    $   (115,303)
  Net increase in certificates of deposits          3,029,545         564,506
  Cash dividends paid                                 (66,427)        (66,736)
  Fractional shares purchased                             (25)            (36)
                                                 ------------    ------------
      Net cash provided by financing activities  $  4,064,595    $    382,431
                                                 ------------    ------------
      Increase in cash and cash equivalents      $  1,935,927     $ 2,379,962
Cash and Cash Equivalents
  Beginning                                         7,542,309       5,962,250
                                                 ------------    ------------
  Ending                                         $  9,478,236    $  8,342,212
                                                 ============    ============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:

    Interest                                     $  1,086,563    $    976,620
                                                 ============    ============
    Income taxes                                 $          0    $          0
                                                 ============    ============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                     $     46,252    $     45,254
                                                 ============    ============
   Unrealized gain (loss) on securities
    available for sale                           $     21,629    $     (1,474)
                                                 ============    ============
   Other real estate acquired in settlement
    of loans                                     $          0    $          0
                                                 ============    ============

                         EAGLE FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997, and the result of operations and cash flows for the three months ended March 31, 1998 and 1997. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1997.

(3) The results of operations for the three month period ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of March 31, 1998 and December 31, 1997, are:

                                     March 31, 1998          December 31, 1997
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      381,781           $      371,922
Obligations of U.S. government
 corporations and agencies               12,658,227               10,148,139
Mortgage-backed securities               18,137,929               17,257,777
Obligations of states and political
 subdivisions                             5,989,408                5,382,820
                                     --------------           --------------
                                     $   37,167,345           $   33,160,658
                                     ==============           ==============

                                     March 31, 1998          December 31, 1997
                                       Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $      388,416           $      378,455
Obligations of U.S. government
 corporations and agencies               12,682,491               10,178,461
Mortgage-backed securities               18,107,452               17,231,410
Obligations of states and political
 subdivisions                             6,028,926                5,419,620
                                     --------------           --------------
                                     $   37,207,285           $   33,207,946
                                     ==============           ==============

                                     March 31, 1998          December 31, 1997
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    2,751,332           $    3,501,058
Other securities                          1,009,700                  742,200
                                     --------------           --------------
                                     $    3,761,032           $    4,243,258
                                     ==============           ==============

                                     March 31, 1998          December 31, 1997
                                       Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    2,767,825           $    3,515,922
Other securities                          1,029,700                  742,200
                                     --------------           --------------
                                     $    3,797,525           $    4,258,122
                                     ==============           ==============

(5) Net loans at March 31, 1998 and December 31, 1997 are summarized as follows (In Thousands):

                                            March 31, 1998    December 31, 1997
                                            --------------     --------------
Loans secured by real estate:
  Construction and land development         $          513     $          588
  Secured by farmland                                3,642              3,700
  Secured by 1-4 family residential                 44,930             44,863
  Nonfarm, nonresidential loans                     10,841             11,141
Loans to finance agricultural production               681                770
Commercial and industrial loans                      5,430              5,116
Loans to individuals                                13,487             14,458
Loans to U.S. state and political
 subdivisions                                        1,093              1,155
All other loans                                         67                 97
                                            --------------     --------------
Gross loans                                 $       80,684     $       81,888

Less:
  Unearned income                                     (366)              (462)
  Allowance for loan losses                           (793)              (749)
                                            --------------     --------------
Loans, net                                  $       79,525     $       80,677
                                            ==============     ==============

(6)     Allowance for Loan Losses

                                            March 31, 1998    December 31, 1997
                                            --------------     --------------
Balance, beginning                          $      748,558     $      913,955
Provision charged to operating expense              80,000            476,667
Recoveries added to the allowance                   37,299             44,624
Loan losses charged to the allowance               (72,607)          (686,688)
                                            --------------     --------------
Balance, ending                             $      793,250     $      748,558
                                            ==============     ==============

(7)     New Accounting Pronouncements

There are no new accounting pronouncements which will affect the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first three months of 1998 and 1997 was $278, 332 and $304,880, respectively. This is a decrease of $26,548 or 8.71%.The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. Net interest income after provision for loan losses for the first three months of 1998 and 1997 was $1,255,150 and $1,298,393, respectively. This is a decrease of $43,243 or 3.33%. Total other income increased $124,990 or 49.25% from $253,789 for the first three months of 1997 to $378,779 for the first three months of 1998. Total other expenses increased $109,879 or 9.42% from $1,166,617 during the first three months of 1997 to $1,276,496 during the first three months of 1998.

Earnings per common share outstanding (basic and diluted) was $0.20 and $0.22 for the three months ended March 31, 1998 and 1997, respectively. Annualized return on average assets for the quarter ended March 31, 1998 was 0.84% as compared to 0.97% for the quarter ended March 31, 1997. Annualized return on average equity for 1998 was 7.35% as compared to 8.54% for 1997.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses increased $5,000 from $75,000 in 1997 to $80,000 in 1998. The allowance for loan losses increased $44,692 or 5.97% during the first three months of 1998 from $748,558 at December 31, 1997 to $793,250 at March 31, 1998.
The allowance as a percentage of total loans increased from 0.92% at December 31, 1997 to 0.99% at March 31, 1998. The Company had net charge-offs of $35,308 and $160,943 for the first three months of 1998 and 1997, respectively. The ratio of net charge-offs to average loans was 0.04% for the first three months of 1998 as compared to 0.19% for the first three months of 1997.

The coverage for the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest has increased from 60.42% at December 31, 1997 to 89.18% at March 31, 1998. Loans past due greater than 90 days and still accruing interest decreased from $615,410 at December 31, 1997 to $361,799 at March 31, 1998.

Potential problem loans are included in the loans past due 90 days or more and still accruing interest. Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of March 31, 1998 was $1,010,704. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $4.3 million or 3.23% from $133.2 million at December 31, 1997 to $137.5 million at March 31, 1998. Securities increased $3.5 million or 9.48% during the first three months of 1998 from $37.4 million at December 31, 1997 to $41.0 million at March 31, 1998. Loans, net of unearned discounts decreased $1.1 million or 1.36% during the same period from $81.4 million at December 31, 1997 to $80.3 million at March 31, 1998.

Total liabilities increased $4.1 million or 3.45% during the first three months of 1998 from $118.2 million at December 31, 1997 to $122.3 million at March 31, 1998. Total deposits increased $4.1 million or 3.5% during the same period from $117.1 at December 31, 1997 to $121.2 million at March 31, 1998. Total stockholders' equity increased $0.2 million during the first three months of 1998 from $15.1 million at December 31, 1997 to $15.3 million at March 31, 1998.

STOCKHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Stockholders' equity per share increased $0.15 or 1.40% from $10.69 per share at December 31, 1997 to $10.84 per share at March 31, 1998. During 1997 the Company paid $0.32 per share in dividends. The Company's 1998 first quarter dividend was $0.08 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $29.2 million at March 31, 1998 and $28.6 million at December 31, 1997. These represent 23.9% and 24.2% of total liabilities as of March 31, 1998 and December 31, 1997, respectively.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

               There have been no material changes in information reported as of December 31, 1997 in Form 10-K.

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

               None.

Item 5.      Other Information.

               None

Item 6.      Exhibits and Reports on Form 8-K.

(a)    Exhibits

       The following exhibits, when applicable, are filed with this Form 10-Q or incorporated by reference to previous filings.

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

                  10.4 Lease Agreement between Bank of Clarke County (tenant) and Steven R. Koman (landlord) dated December 2, 1997 for the branch office at 40 West Piccadilly Street, Winchester, Virginia
                                       (incorporated herein by reference to
                                       Exhibit 10.4 of the Company's Annual
                                       Report on Form 10-K for the year ended
                                       December 31, 1997).

            Exhibit 11.                Not applicable.

            Exhibit 15.                Not applicable.

            Exhibit 18.                Not applicable.

            Exhibit 19.                Not applicable.

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Financial Data Schedule
                                       (incorporated herein as Exhibit 27).

            Exhibit 99.                Not applicable.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the first quarter of 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EAGLE FINANCIAL SERVICES, INC.

Date:          May 14, 1998      /s/ LEWIS M. EWING
                                 --------------------------
                                 Lewis M. Ewing
                                 President and CEO

Date:          May 14, 1998      /s/ JOHN R. MILLESON
                                 --------------------------
                                 John R. Milleson
                                 Executive Vice President and
                                 Secretary/Treasurer

Date:          May 14, 1998      /s/ JAMES W. MCCARTY, JR.
                                 --------------------------
                                 James W. McCarty, Jr.
                                 Vice President and CFO