Form 10-Q
period 1998-06-30
EAGLE FINANCIAL SERVICES INC
filed 1998-08-13
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

-------------------------------------------------------------------------------
                                   Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of August 12, 1998 was 1,412,320

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ..........................   3

                 Consolidated Balance Sheets as of
                 June 30, 1998 and December 31, 1997    ...................   3

                 Consolidated Statements of Income for the
                 Three and Six Months Ended June 30, 1998 and 1997    .....   4

                 Consolidated Statement of Changes in
                 Stockholder's Equity for the Six Months
                 Ended June 30, 1998 and 1997    ..........................   5

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1998 and 1997    ...............   6

                 Notes to Consolidated Financial Statements    ............   7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    .............   8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    .........................................   9


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

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    As of June 30, 1998 and December 31, 1997


                                             June 30, 1998     December 31, 1997
                                             --------------     --------------
Assets

Cash and due from banks                      $    5,124,282     $    5,242,309
Securities held to maturity (fair value:
  1998, $38,007,614; 1997, $33,207,946)          37,947,049         33,160,658
Securities available for sale, at fair value      3,079,315          4,258,122
Federal funds sold                                5,007,000          2,300,000
Loans, net of unearned discounts                 83,950,961         81,425,186
   Less allowance for loan losses                  (803,506)          (748,558)
                                             --------------     --------------
           Net loans                             83,147,455         80,676,628
Bank premises and equipment, net                  4,120,946          4,060,501
Other real estate owned                             206,183            189,688
Intangible assets                                   577,541            602,949
Other assets                                      2,747,045          2,748,546
                                             --------------     --------------
           Total assets                      $  141,956,816     $  133,239,401
                                             ==============     ==============
Liabilities and Stockholders' Equity
Liabilities
    Deposits:
       Noninterest bearing                   $   18,211,930     $   17,774,480
       Interest bearing                         107,121,591         99,304,875
                                             --------------     --------------
          Total deposits                     $  125,333,521     $  117,079,355
    Other liabilities                             1,087,274          1,101,931
                                             --------------     --------------
           Total liabilities                 $  126,420,795     $  118,181,286
                                             --------------     --------------
Stockholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 1,500,000 shares;
         issued 1998, 1,412,320; issued
         1997, 1,408,485 shares                   3,530,799          3,521,213
    Surplus                                       2,191,095          2,107,826
    Retained Earnings                             9,785,248          9,419,266
    Accumulated other comprehensive income           28,879              9,810
                                             --------------     --------------
           Total stockholders' equity        $   15,536,021     $   15,058,115
                                             --------------     --------------
           Total liabilities and stockholders'
                 equity                      $  141,956,816     $  133,239,401
                                             ==============     ==============

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                   For the Periods Ended June 30, 1998 and 1997


                                                       Three Months Ended
                                                            June 30,
                                                      1998             1997
                                                --------------   --------------
    Interest Income
      Interest and fees on loans                $    1,749,956   $    1,846,204
      Interest on securities held to
        maturity:
          Taxable interest income                      522,278          402,492
          Interest income exempt from
            federal income taxes                        47,179           37,562
      Interest and dividends on securities
          available for sale, taxable                   50,653           37,562
      Interest on federal funds sold                    31,457           23,159
      Interest on deposits in banks                        288              460
                                                --------------   --------------
                Total interest income           $    2,401,811   $    2,347,317
                                                --------------   --------------
    Interest Expense
      Interest on deposits                      $    1,051,399   $      956,024
      Interest on federal funds purchased                1,655            2,911
                                                --------------   --------------
                Total interest expense          $    1,053,054   $      958,935
                                                --------------   --------------
                Net interest income             $    1,348,757   $    1,388,382
      Provision For Loan Losses                         57,500           91,667
                                                --------------   --------------
                Net interest income after
                provision for loan losses       $    1,291,257   $    1,296,715
                                                --------------   --------------
    Other Income
      Trust Department income                   $       84,296   $       55,373
      Service charges on deposits                      134,657          133,265
      Other service charges and fees                   106,524           46,921
      Gain (loss) on equity investment                    (221)            (996)
      Other operating income                           111,682           55,093
                                                --------------   --------------
                                                $      436,938   $      289,656
                                                --------------   --------------
    Other Expenses
      Salaries and wages                        $      577,911   $      480,536
      Pension and other employee benefits              143,045          103,577
      Occupancy expenses                               105,831           65,476
      Equipment expenses                               123,732          112,076
      Stationary and supplies                           56,058           35,105
      Postage                                           35,237           32,280
      Credit card expense                               37,801           24,567
      Bank franchise tax                                24,000           21,844
      ATM network fees                                  25,081           27,397
      Intangible amortization                           12,703           12,705
      Other operating expenses                         199,170          167,473
                                                --------------   --------------
                                                $    1,340,569   $    1,083,036
                                                --------------   --------------
               Income before income taxes       $      387,626   $      503,335
    Income Tax Expense                                  74,462          136,823
                                                --------------   --------------
                Net Income                      $      313,164   $      366,512
                                                ==============   ==============
    Earnings Per Share
     (basic and assuming dilution)              $         0.22   $         0.26
                                                ==============   ==============


                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                   For the Periods Ended June 30, 1998 and 1997


                                                       Six Months Ended
                                                            June 31,
                                                      1998             1997
                                                --------------   --------------
    Interest Income
      Interest and fees on loans                $    3,490,131   $    3,709,445
      Interest on securities held to
        maturity:
          Taxable interest income                      992,123          751,502
          Interest income exempt from
            federal income taxes                        86,461           73,310
      Interest and dividends on securities
          available for sale, taxable                  116,657           57,926
      Interest on federal funds sold                    65,594           51,810
      Interest on deposits in banks                      1,070              460
                                                --------------   --------------
                Total interest income           $    4,752,036   $    4,644,453
                                                --------------   --------------
    Interest Expense
      Interest on deposits                      $    2,066,296   $    1,879,767
      Interest on federal funds purchased                1,833            2,911
                                                --------------   --------------
                Total interest expense          $    2,068,129   $    1,882,678
                                                --------------   --------------
                Net interest income             $    2,683,907   $    2,761,775
      Provision For Loan Losses                        137,500          166,667
                                                --------------   --------------
                Net interest income after
                provision for loan losses       $    2,546,407   $    2,595,108
                                                --------------   --------------
    Other Income
      Trust Department income                   $      176,360   $      104,035
      Service charges on deposits                      272,094          256,029
      Other service charges and fees                   166,289           93,284
      Gain (loss) on equity investment                  (1,510)          (3,146)
      Other operating income                           202,484           93,243
                                                --------------   --------------
                                                $      815,717   $      543,445
                                                --------------   --------------
    Other Expenses
      Salaries and wages                        $    1,131,946   $      935,132
      Pension and other employee benefits              290,287          231,883
      Occupancy expenses                               207,523          162,287
      Equipment expenses                               245,235          219,735
      Stationary and supplies                          107,201           78,629
      Postage                                           65,748           56,231
      Credit card expense                               83,112           56,831
      Bank franchise tax                                48,000           45,892
      ATM network fees                                  39,064           59,950
      Intangible amortization                           25,408           25,268
      Other operating expenses                         373,541          377,815
                                                --------------   --------------
                                                $    2,617,065   $    2,249,653
                                                --------------   --------------
               Income before income taxes       $      745,059   $      888,900
    Income Tax Expense                                 153,563          217,508
                                                --------------   --------------
                Net Income                      $      591,496   $      671,392
                                                ==============   ==============
    Earnings Per Share
     (basic and assuming dilution)              $         0.42   $         0.48
                                                ==============   ==============

                  Eagle Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
               For the Six Months Ended June 30, 1998 and 1997

                                                                                               Accumulated
                                                                                                  Other
                                      Comprehensive    Common                     Retained    Comprehensive
                                          Income        Stock        Surplus      Earnings     Income (Loss)    Total
                                       -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1996             $         0   $ 3,499,714   $ 1,945,891   $ 8,756,281   $    (5,030)  $14,196,856
  Comprehensive income
    Net income                             671,392                                   671,392                     671,392
    Other comprehensive income (loss)
      Unrealized gain on
       securities available for
       sale, net of deferred
       income taxes of $3,291                6,387                                                   6,387         6,387
                                       -----------
    Total comprehensive income         $   677,779
                                       ===========
  Dividend declared ($0.16 per share)                                               (224,163)                   (224,163)
  Issuance of common stock, dividend
   investment plan (4,472 shares)                         11,179        80,131                                    91,310
  Fractional shares purchased                                 (4)          (32)                                      (36)
                                                     -----------   -----------   -----------   -----------   -----------
Balance, June 30, 1997                               $ 3,510,889   $ 2,025,990   $ 9,203,510   $     1,357   $14,741,746
                                                     ===========   ===========   ===========   ===========   ===========


                                                                                               Accumulated
                                                                                                  Other
                                      Comprehensive    Common                     Retained    Comprehensive
                                          Income        Stock        Surplus      Earnings     Income (Loss)    Total
                                       -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1997             $         0   $ 3,521,213   $ 2,107,826   $ 9,419,266   $     9,810   $15,058,115
  Comprehensive income
    Net income                             591,496                                   591,496                     591,496
    Other comprehensive income (loss)
      Unrealized gain (loss) on
       securities available for
       sale, net of deferred
       income taxes of $9,823               19,069                                                  19,069        19,069
                                       -----------
    Total comprehensive income         $   610,565
                                       ===========
  Dividend declared ($0.16 per share)                                               (225,514)                   (225,514)
  Issuance of common stock, dividend
   investment plan (3,836 shares)                          9,591        83,319                                    92,910
  Fractional shares purchased                                 (5)          (50)                                      (55)
                                                     -----------   -----------   -----------   -----------   -----------
Balance, June 30 , 1998                              $ 3,530,799   $ 2,191,095   $ 9,785,248   $    28,879   $15,536,021
                                                     ===========   ===========   ===========   ===========   ===========


                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1998 and 1997


                                                     1998            1997
                                                 ------------    ------------
Cash Flows from Operating Activities
  Net income                                     $    591,496    $    671,392
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                      189,005         207,559
    Amortization of intangible assets                  25,408          25,268
    Loss on equity investment                           1,510           3,146
    Provision for loan losses                         137,500         166,667
    Premium amortization on securities, net              (613)         25,347
    (Increase) in other assets                             (9)       (233,500)
    Increase (decrease) in other liabilities          (24,480)        137,861
                                                 ------------    ------------
      Net cash provided by operating activities  $    919,817    $  1,003,740
                                                 ------------    ------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity       $ 11,054,209    $  1,863,774
  Proceeds from maturities and principal
   payments on securities available for sale        1,565,000         377,000
  Purchases of securities held to maturity        (15,840,486)     (7,344,416)
  Purchases of securities available for sale         (356,802)     (2,366,549)
  Purchases of bank premises and equipment           (249,450)       (233,148)
  Net (increase) decrease in loans                 (2,624,822)      4,232,407
                                                 ------------    ------------
      Net cash (used in) investing activities    $ (6,452,351)   $ (3,470,932)
                                                 ------------    ------------
Cash Flows from Financing Activities
  Net increase (decrease) in demand deposits,
   money market, and savings accounts            $  3,569,928    $ (1,119,073)
  Net increase in certificates of deposits          4,684,238       3,241,905
  Cash dividends paid                                (132,604)       (132,853)
  Fractional shares purchased                             (55)            (36)
                                                 ------------    ------------
      Net cash provided by financing activities  $  8,121,507    $  1,989,943
                                                 ------------    ------------
      Increase in cash and cash equivalents      $  2,588,973     $  (477,249)
Cash and Cash Equivalents
  Beginning                                         7,542,309       5,962,250
                                                 ------------    ------------
  Ending                                         $ 10,131,282    $  5,485,001
                                                 ============    ============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:

    Interest                                     $  2,170,720    $  1,854,902
                                                 ============    ============
    Income taxes                                 $     29,172    $    262,988
                                                 ============    ============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                     $     92,910    $     91,310
                                                 ============    ============
   Unrealized gain (loss) on securities
    available for sale                           $     28,892    $      9,678
                                                 ============    ============
   Other real estate acquired in settlement
    of loans                                     $     16,495    $     24,812
                                                 ============    ============

                         EAGLE FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997, and the results of operations and cash flows for the three and six months ended June 30, 1998 and 1997. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1997.

(3) The results of operations for the three and six month periods ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of June 30, 1998 and December 31, 1997, are:

                                     June 30, 1998           December 31, 1997
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      381,923           $      371,922
Obligations of U.S. government
 corporations and agencies               13,068,198               10,148,139
Mortgage-backed securities               17,813,595               17,257,777
Obligations of states and political
 subdivisions                             6,683,333                5,382,820
                                     --------------           --------------
                                     $   37,947,049           $   33,160,658
                                     ==============           ==============

                                     June 30, 1998           December 31, 1997
                                       Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $      389,473           $      378,455
Obligations of U.S. government
 corporations and agencies               13,123,534               10,178,461
Mortgage-backed securities               17,779,116               17,231,410
Obligations of states and political
 subdivisions                             6,715,491                5,419,620
                                     --------------           --------------
                                     $   38,007,614           $   33,207,946
                                     ==============           ==============

                                     June 30, 1998           December 31, 1997
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    2,001,556           $    3,501,058
Other securities                          1,034,002                  742,200
                                     --------------           --------------
                                     $    3,035,558           $    4,243,258
                                     ==============           ==============

                                     June 30, 1998           December 31, 1997
                                       Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    2,020,313           $    3,515,922
Other securities                          1,059,002                  742,200
                                     --------------           --------------
                                     $    3,079,315           $    4,258,122
                                     ==============           ==============

(5) Net loans at June 30, 1998 and December 31, 1997 are summarized as follows (In Thousands):

                                            June 30, 1998     December 31, 1997
                                            --------------     --------------
Loans secured by real estate:
  Construction and land development         $        1,413     $          588
  Secured by farmland                                3,695              3,700
  Secured by 1-4 family residential                 46,553             44,863
  Nonfarm, nonresidential loans                     11,721             11,141
Loans to finance agricultural production               760                770
Commercial and industrial loans                      5,816              5,116
Loans to individuals                                12,985             14,458
Loans to U.S. state and political
 subdivisions                                        1,164              1,155
All other loans                                        136                 97
                                            --------------     --------------
Gross loans                                 $       84,243     $       81,888

Less:
  Unearned income                                     (292)              (462)
  Allowance for loan losses                           (804)              (749)
                                            --------------     --------------
Loans, net                                  $       83,147     $       80,677
                                            ==============     ==============

(6)     Allowance for Loan Losses

                                            June 30, 1998     December 31, 1997
                                            --------------     --------------
Balance, beginning                          $      748,558     $      913,955
Provision charged to operating expense             137,500            476,667
Recoveries added to the allowance                   68,352             44,624
Loan losses charged to the allowance              (150,904)          (686,688)
                                            --------------     --------------
Balance, ending                             $      803,506     $      748,558
                                            ==============     ==============

(7)     New Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits." This statement revises empoyers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by January 1, 2000.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. This statement is not expected to have a material impact on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires the costs of start-up activities and organization costs to be expensed as incurred. This statement is effective for the fiscal year 1999 financial statements. This statement is not expected to have a material impact on the Company's financial statements.

Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and the display of comprehensive income and its components (revenues, expenses, gains and losses) in full for general purpose financial statements. Financial statements for prior periods have been restated as required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first six months of 1998 and 1997 was $591, 496 and $671,392, respectively. This is a decrease of $79,896 or 11.90%.The results of operations for the six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. Net interest income after provision for loan losses for the first six months of 1998 and 1997 was $2,546,407 and $2,595,108, respectively. This is a decrease of $48,701 or 1.88%. Total other income increased $272,272 or 50.10% from $543,445 for the first six months of 1997 to $815,717 for the first six months of 1998. Total other expenses increased $367,412 or 16.33% from $2,249,653 during the first six months of 1997 to $2,617,065 during the first six months of 1998.

Earnings per common share outstanding (basic and diluted) was $0.42 and $0.48 for the six months ended June 30, 1998 and 1997, respectively. Annualized return on average assets for the six month periods ended June 30, 1998 and 1997 was 0.87% and 1.06%, respectively. Annualized return on average equity for the six month periods ended June 30, 1998 and 1997 was 7.75% and 9.31%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the six month periods ended June 30, 1998 and 1997 decreased $29,167 from $166,667 in 1997 to $137,500 in 1998. The allowance for loan losses increased $54,948 or 7.34% during the first six months of 1998 from $748,558 at December 31, 1997 to $803,506 at June 30, 1998. The allowance as a percentage of total loans increased from 0.92% at December 31, 1997 to 0.96% at June 30, 1998. The Company had net charge-offs of $82,552 and $249,065 for the first six months of 1998 and 1997, respectively. The ratio of net charge-offs to average loans was 0.10% for the first six months of 1998 as compared to 0.29% for the first six months of 1997.

The coverage of the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest has increased from 60.42% at December 31, 1997 to 86.32% at June 30, 1998. Loans past due greater than 90 days and still accruing interest decreased from $615,410 at December 31, 1997 to $529,015 at June 30, 1998.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of June 30, 1998 was $1,275,068. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $8.8 million or 6.54% from $133.2 million at December 31, 1997 to $142.0 million at June 30, 1998. Securities increased $3.6 million or 9.64% during the first six months of 1998 from $37.4 million at December 31, 1997 to $41.0 million at June 30, 1998. Loans, net of unearned discounts increased $2.6 million or 3.10% during the same period from $81.4 million at December 31, 1997 to $84.0 million at June 31, 1998.

Total liabilities increased $8.2 million or 6.97% during the first six months of 1998 from $118.2 million at December 31, 1997 to $126.4 million at June 30, 1998. Total deposits increased $8.2 million or 7.05% during the same period from $117.1 at December 31, 1997 to $125.3 million at June 30, 1998. Total stockholders' equity increased $0.4 million or 3.17% during the first six months of 1998 from $15.1 million at December 31, 1997 to $15.5 million at June 30, 1998.

STOCKHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Stockholders' equity per share increased $0.31 or 2.90% from $10.69 per share at December 31, 1997 to $11.00 per share at June 30, 1998. During 1997 the Company paid $0.32 per share in dividends. The Company's 1998 dividends have been $0.08 per quarter for a total dividend of $0.16 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $32.4 million at June 30, 1998 and $28.6 million at December 31, 1997. These represent 25.6% and 24.2% of total liabilities as of June 30, 1998 and December 31, 1997, respectively.

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

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Financial Data Schedule
                                       (incorporated herein as Exhibit 27).

            Exhibit 99.                Not applicable.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the second quarter of 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          August 13, 1998    /s/ LEWIS M. EWING
                                  --------------------------
                                  Lewis M. Ewing
                                  President and CEO


Date:          August 13, 1998    /s/ JOHN R. MILLESON
                                  --------------------------
                                  John R. Milleson
                                  Executive Vice President and
                                  Secretary/Treasurer


Date:          August 13, 1998    /s/ JAMES W. MCCARTY, JR.
                                  --------------------------
                                  James W. McCarty, Jr.
                                  Vice President and CFO