Form 10-Q
period 1998-09-30
EAGLE FINANCIAL SERVICES INC
filed 1998-11-13
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

-------------------------------------------------------------------------------
                                   Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of November 12, 1998 was 1,416,310

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ..........................   3

                 Consolidated Balance Sheets as of
                 September 30, 1998 and December 31, 1997    ..............   3

                 Consolidated Statements of Income for the Three
                 and Nine Months Ended September 30, 1998 and 1997    .....   4

                 Consolidated Statements of Changes in
                 Stockholder's Equity for the Nine Months
                 Ended September 30, 1998 and 1997    .....................   5

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1998 and 1997    .........   6

                 Notes to Consolidated Financial Statements    ............   7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    .............   8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    .........................................   9


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

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                  As of September 30, 1998 and December 31, 1997


                                              Sep 30, 1998       Dec 31, 1997
                                             --------------     --------------
Assets

Cash and due from banks                      $    4,999,791     $    5,242,309
Securities held to maturity (fair value:
  1998, $39,438,960; 1997, $33,207,946)          38,992,185         33,160,658
Securities available for sale, at fair value      2,639,951          4,258,122
Federal funds sold                                        0          2,300,000
Loans, net of unearned discounts                 89,903,488         81,425,186
   Less allowance for loan losses                  (829,976)          (748,558)
                                             --------------     --------------
           Net loans                             89,073,512         80,676,628
Bank premises and equipment, net                  4,148,881          4,060,501
Other real estate owned                             206,183            189,688
Intangible assets                                   564,836            602,949
Other assets                                      2,814,720          2,748,546
                                             --------------     --------------
           Total assets                      $  143,440,059     $  133,239,401
                                             ==============     ==============
Liabilities and Stockholders' Equity
Liabilities
    Deposits:
       Noninterest bearing                   $   19,283,752     $   17,774,480
       Interest bearing                         105,483,202         99,304,875
                                             --------------     --------------
          Total deposits                     $  124,766,954     $  117,079,355
    Federal funds purchased and securities
       sold under agreements to repurchase        1,766,911                  0
    Other liabilities                             1,073,363          1,101,931
                                             --------------     --------------
           Total liabilities                 $  127,607,228     $  118,181,286
                                             --------------     --------------
Stockholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 1,500,000 shares;
         issued 1998, 1,414,166; issued
         1997, 1,408,485 shares                   3,535,414          3,521,213
    Surplus                                       2,232,071          2,107,826
    Retained Earnings                            10,020,664          9,419,266
    Accumulated other comprehensive income           44,682              9,810
                                             --------------     --------------
           Total stockholders' equity        $   15,832,831     $   15,058,115
                                             --------------     --------------
           Total liabilities and stockholders'
                 equity                      $  143,440,059     $  133,239,401
                                             ==============     ==============

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Periods Ended September 30, 1998 and 1997


                                                      Three Months Ended
                                                         September 30,
                                                     1998             1997
                                                --------------   --------------
    Interest Income
      Interest and fees on loans                $    1,837,649   $    1,792,685
      Interest on securities held to maturity:
          Taxable interest income                      496,989          418,674
          Interest income exempt from
            federal income taxes                        58,707           34,888
      Interest and dividends on securities
          available for sale, taxable                   46,591           65,989
      Interest on federal funds sold                    26,820           10,776
      Interest on deposits in banks                        444              452
                                                --------------   --------------
                Total interest income           $    2,467,200   $    2,323,464
                                                --------------   --------------
    Interest Expense
      Interest on deposits                      $    1,082,540   $      999,933
      Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                  4,297            1,516
                                                --------------   --------------
                Total interest expense          $    1,086,837   $    1,001,449
                                                --------------   --------------
                Net interest income             $    1,380,363   $    1,322,015
      Provision For Loan Losses                         65,000          140,000
                                                --------------   --------------
                Net interest income after
                provision for loan losses       $    1,315,363   $    1,182,015
                                                --------------   --------------
    Other Income
      Trust Department income                   $       85,334   $       56,906
      Service charges on deposits                      137,670          131,918
      Other service charges and fees                    93,990          142,932
      Gain (loss) on equity investment                  (1,774)          (2,362)
      Other operating income                           128,082            1,911
                                                --------------   --------------
                                                $      443,302   $      331,305
                                                --------------   --------------
    Other Expenses
      Salaries and wages                        $      594,866   $      505,072
      Pension and other employee benefits              149,884          127,325
      Occupancy expenses                                69,970           83,241
      Equipment expenses                               113,511          117,608
      Stationary and supplies                           34,728           44,850
      Postage                                           30,332           28,240
      Credit card expense                               35,724           24,936
      Bank franchise tax                                31,793           24,726
      ATM network fees                                  30,083           39,637
      Intangible amortization                           12,704           12,704
      Other operating expenses                         197,838          208,949
                                                --------------   --------------
                                                $    1,301,433   $    1,217,288
                                                --------------   --------------
               Income before income taxes       $      457,232   $      296,032
    Income Tax Expense                                 108,831           58,344
                                                --------------   --------------
                Net Income                      $      348,401   $      237,688
                                                ==============   ==============
    Earnings Per Share
     (basic and assuming dilution)              $         0.25   $         0.17
                                                ==============   ==============


                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Periods Ended September 30, 1998 and 1997


                                                       Nine Months Ended
                                                         September 30,
                                                     1998             1997
                                                --------------   --------------
    Interest Income
      Interest and fees on loans                $    5,327,780   $    5,502,130
      Interest on securities held to maturity:
          Taxable interest income                    1,489,112        1,170,176
          Interest income exempt from
            federal income taxes                       145,168          108,198
      Interest and dividends on securities
          available for sale, taxable                  163,248          123,915
      Interest on federal funds sold                    92,414           62,586
      Interest on deposits in banks                      1,514              912
                                                --------------   --------------
                Total interest income           $    7,219,236   $    6,967,917
                                                --------------   --------------
    Interest Expense
      Interest on deposits                      $    3,148,836   $    2,879,700
      Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                  6,130            4,427
                                                --------------   --------------
                Total interest expense          $    3,154,966   $    2,884,127
                                                --------------   --------------
                Net interest income             $    4,064,270   $    4,083,790
      Provision For Loan Losses                        202,500          306,667
                                                --------------   --------------
                Net interest income after
                provision for loan losses       $    3,861,770   $    3,777,123
                                                --------------   --------------
    Other Income
      Trust Department income                   $      261,694   $      160,941
      Service charges on deposits                      409,764          387,947
      Other service charges and fees                   260,279          236,216
      Gain (loss) on equity investment                  (3,284)          (5,508)
      Other operating income                           330,566           95,154
                                                --------------   --------------
                                                $    1,259,019   $      874,750
                                                --------------   --------------
    Other Expenses
      Salaries and wages                        $    1,726,812   $    1,440,204
      Pension and other employee benefits              440,171          359,208
      Occupancy expenses                               277,493          245,528
      Equipment expenses                               358,746          337,343
      Stationary and supplies                          141,929          123,479
      Postage                                           96,080           84,471
      Credit card expense                              118,836           81,767
      Bank franchise tax                                79,793           70,618
      ATM network fees                                  69,147           99,587
      Intangible amortization                           38,112           37,972
      Other operating expenses                         571,379          586,764
                                                --------------   --------------
                                                $    3,918,498   $    3,466,941
                                                --------------   --------------
               Income before income taxes       $    1,202,291   $    1,184,932
    Income Tax Expense                                 262,394          275,852
                                                --------------   --------------
                Net Income                      $      939,897   $      909,080
                                                ==============   ==============
    Earnings Per Share
     (basic and assuming dilution)              $         0.67   $         0.65
                                                ==============   ==============

                 Eagle Financial Services, Inc. and Subsidiary
           Consolidated Statements of Changes in Stockholders' Equity
              For the Nine Months Ended September 30, 1998 and 1997

                                                                                               Accumulated
                                                                                                  Other
                                      Comprehensive    Common                     Retained    Comprehensive
                                          Income        Stock        Surplus      Earnings     Income (Loss)    Total
                                       -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1996             $         0   $ 3,499,714   $ 1,945,891   $ 8,756,281   $    (5,030)  $14,196,856
  Comprehensive income
    Net income                             909,080                                   909,080                     909,080
    Other comprehensive income (loss)
      Unrealized gain on
       securities available for
       sale, net of deferred
       income taxes of $5,721               11,106                                                  11,106        11,106
                                       -----------
    Total comprehensive income         $   920,186
                                       ===========
  Dividend declared ($0.24 per share)                                               (336,512)                   (336,512)
  Issuance of common stock, dividend
   investment plan (6,571 shares)                         16,427       120,749                                   137,176
  Fractional shares purchased                                 (5)          (41)                                      (46)
                                                     -----------   -----------   -----------   -----------   -----------
Balance, September 30, 1997                          $ 3,516,136   $ 2,066,599   $ 9,328,849   $     6,076   $14,917,660
                                                     ===========   ===========   ===========   ===========   ===========


                                                                                               Accumulated
                                                                                                  Other
                                      Comprehensive    Common                     Retained    Comprehensive
                                          Income        Stock        Surplus      Earnings     Income (Loss)    Total
                                       -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1997             $         0   $ 3,521,213   $ 2,107,826   $ 9,419,266   $     9,810   $15,058,115
  Comprehensive income
    Net income                             939,897                                   939,897                     939,897
    Other comprehensive income (loss)
      Unrealized gain (loss) on
       securities available for
       sale, net of deferred
       income taxes of $17,964              34,872                                                  34,872        34,872
                                       -----------
    Total comprehensive income         $   974,769
                                       ===========
  Dividend declared ($0.24 per share)                                               (338,499)                   (338,499)
  Issuance of common stock, dividend
   investment plan (5,683 shares)                         14,208       124,321                                   138,529
  Fractional shares purchased                                 (7)          (76)                                      (83)
                                                     -----------   -----------   -----------   -----------   -----------
Balance, September 30, 1998                          $ 3,535,414   $ 2,232,071   $10,020,664   $    44,682   $15,832,831
                                                     ===========   ===========   ===========   ===========   ===========


                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997


                                                      1998            1997
                                                  ------------    ------------
Cash Flows from Operating Activities
  Net income                                      $    939,897    $    909,080
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                       276,209         223,505
    Amortization of intangible assets                   38,113          37,972
    Loss on equity investment                            3,284           5,508
    Provision for loan losses                          202,500         306,667
    Premium amortization on securities, net             (8,376)         43,706
    (Increase) in other assets                        (100,787)       (474,456)
    Increase (decrease) in other liabilities           (46,533)         70,462
                                                  ------------    ------------
      Net cash provided by operating activities   $  1,304,307    $  1,122,444
                                                  ------------    ------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $ 17,394,343    $  4,383,825
  Proceeds from maturities and principal
   payments on securities available for sale         2,132,000         377,000
  Purchases of securities held to maturity         (23,217,798)    (10,428,722)
  Purchases of securities available for sale          (460,688)     (2,868,304)
  Purchases of bank premises and equipment            (333,260)       (211,787)
  Net (increase) decrease in loans                  (8,615,879)      5,483,380
                                                  ------------    ------------
      Net cash (used in) investing activities     $(13,101,282)   $ (3,264,608)
                                                  ------------    ------------
Cash Flows from Financing Activities
  Net increase (decrease) in demand deposits,
   money market, and savings accounts             $  5,474,887    $   (759,643)
  Net increase in certificates of deposits           2,212,712       4,308,785
  Net increase in federal funds purchased and
   securities sold under agreements to repurchase    1,766,911               0
  Cash dividends paid                                 (199,970)       (199,336)
  Fractional shares purchased                              (83)            (46)
                                                  ------------    ------------
      Net cash provided by financing activities   $  9,254,457    $  3,349,760
                                                  ------------    ------------
      Increase (decrease) in cash and
        cash equivalents                          $ (2,542,518)   $  1,207,596

Cash and Cash Equivalents
  Beginning                                          7,542,309       5,962,250
                                                  ------------    ------------
  Ending                                          $  4,999,791    $  7,169,846
                                                  ============    ============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:

    Interest                                      $  3,283,453    $  2,899,014
                                                  ============    ============
    Income taxes                                  $    157,073    $    439,616
                                                  ============    ============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $    138,529    $    137,176
                                                  ============    ============
   Unrealized gain (loss) on securities
    available for sale                            $     52,836    $     16,828
                                                  ============    ============
   Other real estate acquired in settlement
    of loans                                      $     16,495    $     25,887
                                                  ============    ============

                         EAGLE FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals from interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997, and the results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1997.

(3) The results of operations for the three and nine month periods ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of September 30, 1998 and December 31, 1997, are:

                                      Sep 30, 1998             Dec 31, 1997
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      371,970           $      371,922
Obligations of U.S. government
 corporations and agencies               13,063,528               10,148,139
Mortgage-backed securities               16,587,678               17,257,777
Obligations of states and political
 subdivisions                             8,969,009                5,382,820
                                     --------------           --------------
                                     $   38,992,185           $   33,160,658
                                     ==============           ==============

                                      Sep 30, 1998             Dec 31, 1997
                                       Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $      383,178           $      378,455
Obligations of U.S. government
 corporations and agencies               13,234,135               10,178,461
Mortgage-backed securities               16,693,601               17,231,410
Obligations of states and political
 subdivisions                             9,128,046                5,419,620
                                     --------------           --------------
                                     $   39,438,960           $   33,207,946
                                     ==============           ==============

                                      Sep 30, 1998             Dec 31, 1997
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    1,501,362           $    3,501,058
Other securities                          1,070,888                  742,200
                                     --------------           --------------
                                     $    2,572,250           $    4,243,258
                                     ==============           ==============

                                      Sep 30, 1998             Dec 31, 1997
                                       Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    1,541,563           $    3,515,922
Other securities                          1,098,388                  742,200
                                     --------------           --------------
                                     $    2,639,951           $    4,258,122
                                     ==============           ==============

(5) Net loans at September 30, 1998 and December 31, 1997 are summarized as follows (In Thousands):

                                             Sep 30, 1998       Dec 31, 1997
                                            --------------     --------------
Loans secured by real estate:
  Construction and land development         $        2,590     $          588
  Secured by farmland                                3,785              3,700
  Secured by 1-4 family residential                 48,854             44,863
  Nonfarm, nonresidential loans                     14,105             11,141
Loans to finance agricultural production               620                770
Commercial and industrial loans                      6,008              5,116
Loans to individuals                                12,866             14,458
Loans to U.S. state and political
 subdivisions                                        1,152              1,155
All other loans                                        136                 97
                                            --------------     --------------
Gross loans                                 $       90,116     $       81,888

Less:
  Unearned income                                     (212)              (462)
  Allowance for loan losses                           (830)              (749)
                                            --------------     --------------
Loans, net                                  $       89,074     $       80,677
                                            ==============     ==============

(6)     Allowance for Loan Losses

                                             Sep 30, 1998       Dec 31, 1997
                                            --------------     --------------
Balance, beginning                          $      748,558     $      913,955
Provision charged to operating expense             202,500            476,667
Recoveries added to the allowance                   82,551             44,624
Loan losses charged to the allowance              (203,633)          (686,688)
                                            --------------     --------------
Balance, ending                             $      829,976     $      748,558
                                            ==============     ==============

(7)     New Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Post Retirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company intends to adopt this accounting standard effective October 1, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first nine months of 1998 and 1997 was $939, 897 and $909,080, respectively. This is an increase of $30,817 or 3.39%.The results of operations for the nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. Net interest income after provision for loan losses for the first nine months of 1998 and 1997 was $3,861,770 and $3,777,123, respectively. This is an increase of $84,647 or 2.24%. Total other income increased $384,269 or 43.93% from $874,750 for the first nine months of 1997 to $1,259,019 for the first nine months of 1998. Total other expenses increased $451,557 or 13.02% from $3,466,941 during the first nine months of 1997 to $3,918,498 during the first nine months of 1998.

Earnings per common share outstanding (basic and diluted) was $0.67 and $0.65 for the nine months ended September 30, 1998 and 1997, respectively. Annualized return on average assets for the nine month periods ended September 30, 1998 and 1997 was 0.91% and 0.95%, respectively. Annualized return on average equity for the nine month periods ended September 30, 1998 and 1997 was 8.14% and 8.33%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the nine month periods ended September 30, 1998 and 1997 decreased $104,167 from $306,667 in 1997 to $202,500 in 1998. The allowance for loan losses increased $81,418 or 10.88% during the first nine months of 1998 from $748,558 at December 31, 1997 to $829,976 at September 30, 1998. The
allowance as a percentage of total loans remained the same at 0.92% as of December 31, 1997 and September 30, 1998. The Company had net charge-offs of $121,082 and $432,528 for the first nine months of 1998 and 1997, respectively. The ratio of net charge-offs to average loans decreased significantly from 0.51% for the first nine months of 1997 to 0.15% for the first nine months of 1998.

The coverage of the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest has increased from 60.42% at December 31, 1997 to 79.59% at September 30, 1998. Loans past due greater than 90 days and still accruing interest increased from $615,410 at December 31, 1997 to $836,615 at September 30, 1998.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of September 30, 1998 was $815,993. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $10.2 million or 7.66% from $133.2 million at December 31, 1997 to $143.4 million at September 30, 1998. Securities increased $4.2 million or 11.26% during the first nine months of 1998 from $37.4 million at December 31, 1997 to $41.6 million at September 30, 1998. Loans, net of unearned discounts increased $8.5 million or 10.41% during the same period from $81.4 million at December 31, 1997 to $89.9 million at September 31, 1998.

Total liabilities increased $9.4 million or 7.98% during the first nine months of 1998 from $118.2 million at December 31, 1997 to $127.6 million at September 30, 1998. Total deposits increased $7.7 million or 6.57% during the same period from $117.1 at December 31, 1997 to $124.8 million at September 30, 1998. Total stockholders' equity increased $0.7 million or 5.14% during the first nine months of 1998 from $15.1 million at December 31, 1997 to $15.8 million at September 30, 1998.

STOCKHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Stockholders' equity per share increased $0.51 or 4.77% from $10.69 per share at December 31, 1997 to $11.20 per share at September 30, 1998. During 1997 the Company paid $0.32 per share in dividends. The Company's 1998 dividends have been $0.08 per quarter for a total dividend of $0.24 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $30.7 million at September 30, 1998 and $28.6 million at December 31, 1997. These represent 24.1% and 24.2% of total liabilities as of September 30, 1998 and December 31, 1997, respectively.

YEAR 2000

During 1998 the Company's subsidiary (the Bank) has been assessing the effect of the Year 2000 on its systems, vendors, and customers. The assessment of mission critical computer systems is expected to the substantially complete by December 31, 1998. The assessment of customers and vendors is also expected to be substantially complete by December 31, 1998, however, correspondence will be maintained with these groups throughout 1999 to assure that they continue to address their Year 2000 issues or remain ready throughout 1999. The Bank will continue to assess internal and external Year 2000 issues throughout 1999 and make renovations as exceptions are discovered. Although expenditures have been incurred as the Bank prepares for Year 2000, the cost of Year 2000 readiness is not expected to have a material effect on the Company's consolidated financial statements.

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

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Financial Data Schedule
                                       (incorporated herein as Exhibit 27).

            Exhibit 99.                Not applicable.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the third quarter of 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          November 13, 1998    /s/ LEWIS M. EWING
                                    --------------------------
                                    Lewis M. Ewing
                                    President and CEO


Date:          November 13, 1998    /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    Executive Vice President and
                                    Secretary/Treasurer


Date:          November 13, 1998    /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President and CFO