Form 10-K
period 1998-12-31
EAGLE FINANCIAL SERVICES INC
filed 1999-03-30
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  -------------

For the fiscal year ended                Commission File Number 0-20146
December 31, 1998

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

       PAGE     1      OF     62     PAGES.      Exhibit index on page   35   .
             ------         ------                                     ------


     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 25, 1999 was $35,970,928. The aggregate market value of the stock was computed using a market rate of $28.00 per share.

     The number of shares of Registrant's Common Stock outstanding as of March 25, 1999 was 1,420,287.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference in Parts I, II, and IV of this Form 10-K.

(2) Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                          EAGLE FINANCIAL SERVICES, INC.
                               INDEX TO FORM 10-K


                                                                           Page
                                                                          ------
PART I

Item 1.          Business.................................................     3
Item 2.          Properties...............................................    17
Item 3.          Legal Proceedings........................................    17
Item 4.          Submission of Matters to a Vote of Security Holders......    17

PART II

Item 5.          Market for Registrant's Common Equity and
                   Related Shareholder Matters............................    18
Item 6.          Selected Financial Data..................................    19
Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................    20
Item 7A.         Quantitative and Qualitative Disclosures about
                 Market Risk..............................................    31
Item 8.          Financial Statements and Supplementary Data..............    31
Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................    31

PART III

Item 10.         Directors and Executive Officers of the Registrant.......    32
Item 11.         Executive Compensation...................................    32
Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management....  ...................................    32
Item 13.         Certain Relationships and Related Transactions...........    32

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K...................................    33

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

          The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies. The Bank also offers a wide variety of trust services to customers. During 1997 the Bank formed Eagle Investment Services, a division of the Bank which sells non-deposit investment products through a third party provider, UVEST Investment Services. During 1997 the Bank also formed Eagle Home Funding, a wholly owned subsidiary of the Bank, which offers secondary market mortgage products.

          The Bank's main office is located in Berryville, Clarke County, Virginia, and it operates branch offices in Boyce, Jubal Early Drive in Winchester, Picadilly Street in Winchester, Senseny Road in Frederick County and in Stephens City. Clarke and Frederick Counties and the City of Winchester are the Bank's primary trade area. Within its primary trade area, the Bank competes with numerous large and small financial institutions, credit unions, insurance companies and other non-bank competitors. Eagle Home Funding is located at 615 Jubal Early Drive in Winchester, in the same retail center as the Jubal Early branch.

          The Bank had twenty-nine officers, fifty-two other full-time and twelve part-time employees as of December 31, 1998. None of the Bank's employees are represented by a union or covered under a collective bargaining agreement. Employee relations have been good.

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
Table 12             Interest Rate Sensitivity Schedule




                   Table 1 - Average Balances, Income/Expenses and Average Rates
                             (In Thousands) (Fully Taxable Equivalent)



                                         1998                                 1997
                            ---------------------------------    ---------------------------------
                            Average     Income/      Average     Average     Income/      Average
                            Balances    Expense       Rate       Balances    Expense       Rate
                            ---------   ---------   ---------    ---------   ---------   ---------
ASSETS:
  Loans
    Taxable                 $ 83,536    $  7,189        8.61%    $ 81,525    $  7,184        8.81%
    Tax-exempt (1)             1,440         109        7.57%       1,389         107        7.70%
    Non-accrual                  352           0        0.00%         495           0        0.00%
                            ---------   ---------                ---------   ---------
      Total Loans           $ 85,328    $  7,298                 $ 83,409    $  7,291        8.74%
                            ---------   ---------                ---------   ---------
  Securities
    Taxable                 $ 35,765    $  2,149        6.01%    $ 28,671    $  1,809        6.13%
    Tax-Exempt (1)             4,966         333        6.71%       3,106         219        7.05%
                            ---------   ---------                ---------   ---------
      Total Securities      $ 40,731    $  2,482        6.09%    $ 31,777    $  2,028        6.38%
                            ---------   ---------                ---------   ---------
  Deposits in banks         $     41    $      2        4.88%    $      0    $      0        0.00%
                            ---------   ---------                ---------   ---------
  Federal funds sold        $  2,090    $    114        5.45%    $  1,793    $    101        5.63%
                            ---------   ---------                ---------   ---------
      Total Earning Assets  $128,190    $  9,896        7.72%    $116,979    $  9,420        8.05%
                                        =========                            =========
  Less: Reserve for
    loan losses                 (800)                                (817)
  Cash and due from banks      4,985                                4,643
  Bank premises and
    equipment, net             4,127                                4,122
  Other assets                 3,413                                3,209
                            ---------                            ---------
       Total Assets         $139,915                             $128,136
                            =========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits         $ 18,443    $      0                 $ 15,846    $      0
                            ---------   ---------                ---------   ---------
    NOW accounts            $ 16,365    $    325        1.99%    $ 15,062    $    309        2.05%
    Money market accounts     17,488         553        3.16%      16,709         520        3.11%
    Savings accounts          13,773         330        2.40%      13,956         341        2.44%
    Time deposits             56,604       2,971        5,25%      50,655       2,729        5.39%
                            ---------   ---------                ---------   ---------
      Total Interest-
        Bearing Deposits    $104,230    $  4,179        4.01%    $ 96,382    $  3,899        4.05%
    Fed funds purchased          305          14        4.59%         115           5        4.35%
    Federal Home Loan
      Bank advances              233          12        5.15%           0           0        0.00%
                            ---------   ---------                ---------   ---------
      Total Interest-
        Bearing Liabilities $104,768    $  4,205        4.01%    $ 96,497    $  3,904        4.05%
                            ---------   ---------                ---------   ---------
  Other Liabilities         $  1,160                             $  1,143
                            ---------                            ---------
  Shareholders' Equity      $ 15,544                             $ 14,650
                            ---------                            ---------
    Total Liabilities &
      Shareholders' Equity  $139,915                             $128,136
                            =========                            =========

Net interest spread                                     3.71%                                4.00%
Interest expense as a percent
  of average earning assets                             3.28%                                3.34%
Net interest margin                                     4.44%                                4.72%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.


Average Balances, Income/Expenses and Average Rates (continued)
(In Thousands) (Fully Taxable Equivalent)



                                         1996
                            ---------------------------------
                            Average     Income/      Average
                            Balances    Expense       Rate
                            ---------   ---------   ---------
ASSETS:
  Loans
    Taxable                 $ 84,772    $  7,660        9.04%
    Tax-exempt (1)             1,410         138        9.79%
    Non-accrual                    0           0        0.00%
                            ---------   ---------
      Total Loans           $ 86,182    $  7,798        9.05%
                            ---------   ---------
  Securities
    Taxable                 $ 23,528    $  1,443        6.13%
    Tax-Exempt (1)             3,289         239        7.27%
                            ---------   ---------
      Total Securities      $ 26,817    $  1,682        6.27%
                            ---------   ---------
  Deposits in banks         $      0    $      0        0.00%
                            ---------   ---------
  Federal funds sold        $    918    $     51        5.56%
                            ---------   ---------
      Total Earning Assets  $113,917    $  9,531        8.37%
                                        =========
  Less: Reserve for
    loan losses                 (853)
  Cash and due from banks      4,197
  Bank premises and
    equipment, net             4,097
  Other assets                 2,858
                            ---------
       Total Assets         $124,216
                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits         $ 12,900    $      0
                            ---------   ---------
    NOW accounts            $ 15,262    $    321        2.10%
    Money market accounts     17,393         535        3.08%
    Savings accounts          13,594         342        2.52%
    Time deposits             49,349       2,656        5,38%
                            ---------   ---------
      Total Interest-
        Bearing Deposits    $ 95,598    $  3,854        4.03%
    Fed funds purchased          974          57        5.85%
    Federal Home Loan
      Bank advances                0           0        0.00%
                            ---------   ---------
      Total Interest-
        Bearing Liabilities $ 96,572    $  3,911        4.05%
                            ---------   ---------
  Other Liabilities         $  1,053
                            ---------
  Shareholders' Equity      $ 13,691
                            ---------
    Total Liabilities &
      Shareholders' Equity  $124,216
                            =========

Net interest spread                                     4.32%
Interest expense as a percent
  of average earning assets                             3.43%
Net interest margin                                     4.93%

 (1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.

                           Table 2  -  Rate/Volume Variance (In Thousands)




                               1998 Compared to 1997                 1997 Compared to 1996
                           --------------------------------------------------------------------
                                       Due to     Due to                     Due to     Due to
                            Change     Volume      Rate           Change     Volume      Rate
                           --------   --------   --------        --------   --------   --------
INTEREST INCOME:
Loans; taxable             $    (9)   $   729    $  (738)        $  (476)   $  (286)   $  (190)
Loans; tax-exempt               24          4         20             (31)        (2)       (29)
Securities; taxable            340        421        (81)            366        323         43
Securities; tax-exempt         114        124        (10)            (20)       (13)        (7)
Deposits in banks                2          2          0               0          0          0
Federal funds sold              13         16         (3)             50         49          1
                           --------   --------   --------        --------   --------   --------
    Total Interest Income  $  484     $ 1,296    $  (812)        $  (111)   $    71    $  (182)
                           --------   --------   --------        --------   --------   --------
INTEREST EXPENSE:
NOW accounts               $   16     $    24    $    (8)        $   (12)   $    (4)   $    (8)
Money market accounts          33          25          8             (15)       (20)         5
Savings accounts              (11)         (5)        (6)             (1)         5         (6)
Time deposits                 242         311        (69)             73         68          5
Federal funds purchased         9           9          0             (52)       (40)       (12)
Federal Home Loan
  Bank advances                12          12          0              (3)        (3)         0
                           --------   --------   --------        --------   --------   --------
    Total Interest Expense $   301    $   376    $   (75)        $    (7)   $     9    $   (16)
                           --------   --------   --------        --------   --------   --------
Net Interest Income        $   183    $   920    $  (737)        $  (104)   $    62    $  (166)
                           --------   --------   --------        --------   --------   --------

                           Table 3  -  Analysis of Allowance for Loans Losses
                                       (In Thousands)

                                                     Year Ended
                                                    December 31
                                 ------------------------------------------------------
                                  1998        1997       1996        1995        1994
                                 ------      ------     ------      ------      ------
Allowance for Loan
Losses, January 1                $ 749       $ 914      $ 828       $ 808       $ 744
Loans Charged-Off:
   Commercial, financial
     and agricultural            $   1       $   4      $   0       $ 144       $  52
   Real estate-construction
     and development                 0           0          0           0           0
   Real estate-mortgage              7          42          0           0          48
   Consumer                        286         640        267         130         122
                                 ------      ------     ------      ------      ------
    Total Loans Charged-Off      $ 294       $ 686      $ 267       $ 274       $ 174
                                 ------      ------     ------      ------      ------
Recoveries:
   Commercial, financial
     and agricultural            $   0       $   1      $   6       $  10       $  11
   Real estate-construction
     and development                 0           0          0           0           0
   Real estate-mortgage              4           4          0           0           0
   Consumer                         94          39         57          44          24
                                 ------      ------     ------      ------      ------
    Total Recoveries             $  98       $  44      $  63       $  54       $  35
                                 ------      ------     ------      ------      ------
    Net Charge-Offs              $ 196       $ 642      $ 204       $ 220       $ 139
                                 ------      ------     ------      ------      ------
Provision for Loan Losses        $ 372       $ 477      $ 290       $ 240       $ 203
                                 ------      ------     ------      ------      ------
Allowance for Loan
Losses, December 31              $ 925       $ 749      $ 914       $ 828       $ 808
                                 ======      ======     ======      ======      ======
   Ratio of Net Charge-Offs
   to Average Loans:              0.23%       0.77%      0.24%       0.26%       0.18%
                                 ======      ======     ======      ======      ======


                           Table 4  -  Allocation of Allowance for Loan Losses
                                       (In Thousands)

                                1998                     1997                     1996
                        ----------------------   ----------------------   ----------------------
                        Allowance   Percentage   Allowance   Percentage   Allowance   Percentage
                        for Loan     of Total    for Loan     of Total    for Loan     of Total
                         Losses       Loans       Losses       Loans       Losses       Loans
                        ----------  ----------   ----------  ----------   ----------  ----------
Commercial, financial,
   and agricultural     $     352         8.8%   $     323         8.8%   $     365        10.6%
Real Estate:  mortgage        110        77.2%         125        74.0%          75        68.4%
Consumer                      463        14.0%         301        17.2%         474        21.0%
                        ----------               ----------               ----------
                        $     925                $     749                $     914
                        ==========               ==========               ==========

                           Table 5  -  Loan Portfolio (In Thousands)

                                                             December 31
                                         ----------------------------------------------------
                                           1998       1997       1996       1995       1994
                                         --------   --------   --------   --------   --------
Loans secured by real estate:
  Construction and land development      $ 2,168    $   588    $ 1,434    $     0    $     0
  Secured by farmland                      3,565      3,700      4,013      4,112      3,888
  Secured by 1-4 family residential       51,444     44,863     45,156     41,411     35,803
  Nonfarm, nonresidential loans           16,902     11,141      9,518     10,372     13,698
Loans to farmers (except secured
  by real estate)                            745        770      1,446      1,605      1,777
Commercial and industrial loans
  (except those secured by real estate)    6,463      5,116      6,145      6,349      6,247
Loans to individuals (except those
  secured by real estate)                 13,603     14,458     19,633     22,508     19,547
All other loans                            1,193      1,251      1,732      1,239      1,239
                                         --------   --------   --------   --------   --------
      Total loans                         96,083     81,887     89,077     87,596     82,199

Less:  Unearned discount                    (150)      (462)    (1,207)    (1,725)    (1,565)
                                         --------   --------   --------   --------   --------
     Total Loans, Net                    $95,933    $81,425    $87,870    $85,871    $80,634
                                         ========   ========   ========   ========   ========

                           Table 6  -  Maturity Schedule of Selected Loans
                                       (In Thousands)


                                                   After
                                                   1 Year
                                      Within       Within        After
                                      1 Year       5 Years      5 Years       Total
                                      -------      -------      -------      -------
Loans secured by real estate          $14,308      $48,183      $13,588      $74,079
Agricultural production loans             452          282            0          734
Commercial and industrial loans         3,530        2,912           18        6,460
Consumer loans                          2,775        9,474        1,218       13,467
All other loans                         1,193            0            0        1,193
                                      -------      -------      -------      -------
                                      $22,258      $58,851      $14,824      $95,933
                                      =======      =======      =======      =======
For maturities over one year:
     Interest rates - floating                     $ 1,521      $ 3,249      $ 4,770
     Interest rates - fixed                         57,330       11,575       68,905
                                                   -------      -------      -------
                                                   $58,851      $14,824      $73,675
                                                   =======      =======      =======

                           Table 7  -  Non-Performing Assets (In Thousands)

                                                    December 31,
                                     ------------------------------------------
                                      1998     1997     1996     1995     1994
                                     ------   ------   ------   ------   ------

Nonaccrual loans                     $  227   $  437   $    0   $  430   $    0
Restructured loans                        0        0        0        0        0
Other real estate owned                   0      190       47       47       47
                                     ------   ------   ------   ------   ------
  Total Non-Performing Assets        $  227   $  627   $   47   $  477   $   47
                                     ======   ======   ======   ======   ======

Loans past due 90 days
  accruing interest                  $  372   $  614   $  967   $1,694   $  683
                                     ======   ======   ======   ======   ======

Allowance for loan losses to
  period end loans                    0.96%    0.92%    1.04%    0.96%    1.00%

Non-performing assets to
  period end loans and other
  real estate owned                   0.24%    0.77%    0.05%    0.52%    0.06%

The amount of gross interest income that would have been recorded during the periods if the non-accrual loans had been current in accordance with their original terms is incorporated by reference to Note 4 of the Consolidated Financial Statements which are contained herein as Exhibit 99.1.

A discussion of the Company's policy for placing loans on non-accrual status is incorporated by reference to Note 1 of the Consolidated Financial Statements which are contained herein as Exhibit 99.1.


                           Table 8  -  Maturity Distribution and Yields of Securities
                                       (In Thousands)


                                   Due  in one year       Due after 1         Due after 5
                                        or less         through 5 years     through 10 years
                                   ----------------    ----------------     ----------------
                                    Amount    Yield     Amount    Yield      Amount    Yield
                                   -------    -----    -------    -----     -------    -----
Securities held to maturity:
   U.S. Treasury securities        $     0    0.00%    $     0    0.00%     $   122    7.63%
   Obligations of U.S. government
    corporations and agencies        1,987    5.02%      4,504    6.28%           0    0.00%
   Mortgage-backed securities            0    0.00%      2,629    7.12%       4,972    6.73%
   Obligations of states and
    political subdivisions,
    taxable                              0    0.00%      2,727    6.40%         375    6.18%
                                   -------             -------              -------
    Total taxable                    1,987               9,860                5,469
   Obligations of states and
    political subdivisions,
    tax-exempt (1)                     355    7.60%      2,732    6.74%       5,006    6.33%
                                   -------             -------              -------
    Total                          $ 2,342             $12,592              $10,475
                                   -------             -------              -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies      $ 1,401    5.76%    $ 3,825    5.94%     $     0    0.00%
   Mortgage-backed securities        1,171    6.21%      4,200    5.94%       2,067    6.21%
   Other taxable securities              0    0.00%          0    0.00%           0    0.00%
                                   -------             -------              -------
    Total taxable                  $ 2,572             $ 8,025              $ 2,067
                                   -------             -------              -------
   Obligations of states and
    Political subdivision
    Tax-exempt                           0    0.00%          0     0.00%        498    6.56%
                                   -------             -------              -------
    Total                          $ 2,572             $ 8,025              $ 2,565
                                   -------             -------              -------
Total securities:                  $ 4,914             $20,617              $13,040
                                   =======             =======              =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


Maturity Distribution and Yields of Securities (continued)
(In Thousands)


                                      Due after
                                    10 years and
                                  Equity Securities         Total
                                   ----------------    ----------------
                                    Amount    Yield     Amount    Yield
                                   -------    -----    -------    -----
Securities held to maturity:
   U.S. Treasury securities        $     0    0.00%    $   122    7.63%
   Obligations of U.S. government
    corporations and agencies            0    0.00%      6,491    5.89%
   Mortgage-backed securities        3,009    0.00%     10,610    6.75%
   Obligations of states and
    political subdivisions,
    taxable                              0    0.00%      3,102    6.37%
                                   -------             -------
    Total taxable                    3,009              20,325
Obligations of states and
    political subdivisions,
    tax-exempt (1)                     250    6.63%      8,343    6.53%
                                   -------             -------
    Total                          $ 3,259             $28,668
                                   -------             -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies      $     0    0.00%    $ 5,226    5.89%
   Mortgage-backed securities            0    0.00%      7,438    6.06%
   Other taxable securities          1,252    6.70%      1,252    6.70%
                                   -------             -------
    Total taxable                  $ 1,252             $13,916
                                   -------             -------
   Obligations of state and
    Political subdivisions
    Tax-exempt                           0    0.00%        498    6.56%
                                   -------             -------
    Total                          $ 1,252             $14,414
                                   -------             -------
Total securities:                  $ 4,511             $43,082
                                   =======             =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


                           Table 9  -  Deposits and Rates Paid (In Thousands)

                                                    December 31
                            ---------------------------------------------------------------
                                   1998                 1997                 1996
                            -----------------    -----------------    -----------------
                             Amount     Rate      Amount     Rate      Amount     Rate
                            --------   ------    --------   ------    --------   ------

Noninterest-bearing         $ 21,289             $ 17,774             $ 15,175
                            --------             --------             --------
Interest-bearing:
   NOW accounts               18,053    1.99%      15,796    2.05%      16,773    2.10%
   Money market accounts      18,922    3.16%      16,232    3.11%      17,172    3.08%
   Regular savings accounts   13,959    2.40%      13,572    2.44%      13,421    2.52%
   Certificates of deposit:
     Less than $100,000       37,540    5.16%      38,743    5.39%      37,204    5.38%
     $100,000 and more        20,477    5.46%      14,962    5.49%      11,343    5.40%
                            --------             --------             --------
Total interest-bearing      $108,921    4.01%    $ 99,305    4.05%    $ 95,913    4.03%
                            --------             --------             --------
Total deposits              $130,210             $117,079             $111,088
                            ========             ========             ========



                           Table 10  -  Maturities of Certificates of Deposit and Other Time
                  Deposits of $100,000 and More (In Thousands)


                          Within     Three to     Six to      One to       Over
                          Three        Six        Twelve       Five        Five
                          Months      Months      Months       Years       Years      Total
                         --------    --------    --------    --------    --------    --------

At December 31, 1998     $ 12,129    $  4,609    $  3,168    $    541    $      0    $ 20,447
                         ========    ========    ========    ========    ========    ========


                           Table 11  -  Risk Based Capital Ratios (In Thousands)


                                                           December 31
                                                ----------------------------------
                                                  1998                      1997
                                                --------                  --------
Tier 1 Capital:
    Shareholders' Equity                        $ 15,563                  $ 14,445
Tier 2 Capital:
    Allowable Allowance for Loan Losses              925                       749
                                                --------                  --------
    Total Capital:                               $16,488                  $ 15,194
                                                ========                  ========
    Risk Adjusted Assets:                       $102,313                  $ 82,443
                                                ========                  ========
Risk Based Capital Ratios:
     Tier 1 to Risk Adjusted Assets               15.21%                    17.52%
     Total Capital to Risk Adjusted Assets        16.12%                    18.43%


                           Table 12  -  Interest Rate Sensitivity Schedule (In Thousands)



                                                         December 31, 1998
                                     ------------------------------------------------------
                                                      Mature or Reprice Within
                                     ------------------------------------------------------
                                                Over Three
                                                  Months        Over
                                      Three       Through     One Year     Over
                                      Months      Twelve      To Five      Five
                                      Or Less     Months       Years       Years       Total
                                     ---------   ---------   ---------   ---------   ---------
INTEREST-EARNING ASSETS:
   Loans (net of unearned income)    $ 15,062    $ 11,966    $ 57,330    $ 11,575     $ 95,933
   Securities and other
    interest-earning assets             2,110       2,803      20,724      17.445       43,082
   Federal funds sold                   2,323           0           0           0        2,323
                                     ---------   ---------   ---------   ---------   ---------
    Total interest-earning assets    $ 19,495    $ 14,769    $ 78,054    $ 29,020    $141,338
                                     ---------   ---------   ---------   ---------   ---------

INTEREST-BEARING LIABILITIES:
   Certificates of deposit:
     $100,000 and more               $ 12,129    $  7,777    $    541    $      0    $ 20,447
     less than $100,000                11,284      18,729       7,524           3      37,540
   Other deposits                      50,934           0           0           0      50,934
                                     ---------   ---------   ---------   ---------   ---------
    Total interest-bearing
     liabilities                     $ 74,347    $ 26,506    $  8,065    $      3    $108,921
                                     ---------   ---------   ---------   ---------   ---------
   Interest sensitivity gap:
    Asset sensitive
    (Liability sensitive)            ($54,852)   ($11,737)   $ 69,989    $ 29,017    $ 32,417
                                     =========   =========   =========   =========   =========

   Cumulative interest rate gap:     $(54,852)   $(66,589)   $  3,400    $ 32,417
                                     =========   =========   =========   =========

   Ratio of cumulative gap to total
    interest earning assets:           -38.81%     -47.11%       2.41%      22.94%
                                     =========   =========   =========   =========



Item 2.         Properties.

          The present headquarters building of the Registrant and the Bank, which is owned, was substantially enlarged and remodeled in 1983-84 and again in 1993. The building now consists of a two-story building of brick construction, with approximately 20,000 square feet of floor space located at 2 East Main Street, Berryville, Virginia. This office has seven teller stations in the lobby, a remote drive-through facility with a walk-up window, and a 24 hour automated teller machine. The Bank also owns and operates branch offices at 108 West Main Street, Boyce, Virginia, 1508 Senseny Road, Winchester, Virginia, and 382 Fairfax Pike, Stephens City, Virginia. The Bank also presently operates leased branches at 625 East Jubal Early Drive, Winchester, Virginia and 40 West Piccadilly Street, Winchester, Virginia.

          The Bank also purchased a 1.5 acre parcel of land located adjacent to the Food Lion north of Berryville on Route 340. The site will house a branch in the future. The Bank also owns a building at 18 North Church Street in Berryville for future expansion. This site is currently leased and used for offices.



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

                                     PART II

Item 5.          Market for Registrant's Common Equity and Related Shareholder
                 Matters.

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

                    1998            1997            1996            Dividends Per Share
              ---------------------------------------------------------------------------
                High    Low     High    Low     High    Low        1998     1997     1996
              ---------------------------------------------------------------------------
1st Quarter   $25.00  $24.00  $22.00  $20.50  $19.00  $18.75      $0.08    $0.08    $0.00
2nd Quarter    26.00   25.00   23.00   22.00   19.50   19.00       0.08     0.08     0.11
3rd Quarter    27.00   26.00   24.00   23.00   20.00   19.50       0.08     0.08     0.00
4th Quarter    27.00   27.00   24.00   24.00   20.50   20.00       0.09     0.08     0.19

          The Registrant declared a 100% stock dividend effected in the form of a two for one split as of December 31, 1996. The par value remained unchanged at $2.50. The share prices above have been restated to reflect the stock split.

          The Registrant paid semiannual dividends in 1996 and 1995. Dividends per share have been restated to reflect the 100% stock dividend. The dividend policy was changed to begin paying quarterly dividends starting February 15, 1997. The company paid quarterly dividends during both 1997 and 1998.

          The Registrant's future dividends will depend upon its earnings and financial condition and upon other factors not presently determinable. It is anticipated that the Registrant will obtain the funds needed for the payment of its dividends and expenses from the Bank in the form of dividends.

          There were 1,042 holders of record of the Registrant's Common Stock as of March 25, 1999.

Item 6.  Selected Financial Data.

The following Selected Financial Data for the five fiscal years ended December 31, 1998 should be read in conjunction with Item 7, Management's Discussion & Analysis of Financial Condition and Results of Operations and the Financial Statements of the Registrant incorporated by reference in response to Item 8, Financial Statements and Supplementary Data.


                                                       Year Ended December 31
                              ------------------------------------------------------------------------
                                  1998           1997           1996           1995           1994
Income Statement Data:        ------------   ------------   ------------   ------------   ------------
  Interest Income               $9,746,590     $9,310,237     $9,402,870     $8,726,902     $7,896,082
  Interest Expense               4,204,254      3,904,197      3,910,612      3,584,788      2,722,451
                              ------------   ------------   ------------   ------------   ------------
  Net Interest Income           $5,542,336     $5,406,040     $5,492,258     $5,142,114     $5,173,631
  Less:   Provision for
          Loan Losses              371,886        476,667        290,000        240,000        203,000
                              ------------   ------------   ------------   ------------   ------------
Net Interest Income after
Provision for Loan Losses       $5,170,450     $4,929,373     $5,202,258     $4,902,114     $4,970,631
Non-Interest Income              1,707,712      1,245,781      1,024,770        811,968        590,458
                              ------------   ------------   ------------   ------------   ------------
Net Revenue                     $6,878,162     $6,175,154     $6,227,028     $5,714,082     $5,561,089
Non-Interest Expense             5,099,167      4,690,999      4,378,387      3,976,155      3,626,679
                              ------------   ------------   ------------   ------------   ------------
Income before Income Taxes      $1,778,995     $1,484,155     $1,848,641     $1,737,927     $1,934,410
Applicable Income Taxes            470,190        372,143        537,304        477,237        573,407
                              ------------   ------------   ------------   ------------   ------------
 Net Income                     $1,308,805     $1,112,012     $1,311,337     $1,260,690     $1,361,003
                              ============   ============   ============   ============   ============

Performance Ratios:

   Return on Average Assets          0.94%          0.87%          1.06%          1.12%          1.25%
   Return on Average Equity          8.42%          7.59%          9.58%          9.94%         11.90%
   Dividend Payout Ratio            35.60%         40.38%         31.86%         30.18%         26.17%


Per Share Data (1):

   Net Income, basic and diluted    $0.93          $0.79          $0.94          $0.91          $0.99
   Cash Dividends Declared           0.33           0.32           0.30           0.28           0.26
   Book Value                       11.42          10.69          10.14           9.44           8.67
   Market Price *                   27.00          24.00          20.50          18.75          17.50
   Average Shares Outstanding   1,413,172      1,404,645      1,392,298      1,383,152      1,369,330


Balance Sheet Data:

   Assets                    $153,124,559   $133,239,401   $126,241,741   $121,492,853   $114,607,016
   Loans (Net of
   Unearned Income)            95,933,498     81,425,186     87,870,194     85,871,203     80,634,132
   Securities                  43,081,952     37,418,780     26,089,574     26,618,148     23,833,408
   Deposits                   130,209,888    117,079,355    111,087,867    105,612,562     99,007,815
   Shareholders' Equity        16,193,501     15,058,115     14,196,856     13,120,419     11,969,374

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          The purpose of this discussion is to focus on the important factors affecting the Company's financial condition and results of operations. This discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements (including the notes thereto). The tables which were contained in prior years' Annual Reports with Management's Discussion and Analysis can be found in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

          During 1998 total assets of the company increased $19.9 million or 14.92% from $133.2 million at December 31, 1997 to $153.1 at December 31, 1998. Growth in both loans and securities was funded through an increase in total deposits and an advance from the Federal Home Loan Bank. Net loans increased $14.3 million or 17.76% from $80.7 million to $95.0 million at year end 1997 and 1998, respectively. Securities increased $5.7 million or 15.13% from $37.4 million to $43.1 million at year 1997 and 1998, respectively. Total deposits of the Company increased from $117.1 million to $130.2 million, which represents an increase of $13.1 million or 11.22% from December 31, 1997 to December 31, 1998. Shareholders' equity increased $1.1 million or 7.54% during 1998 from $15.1 million to $16.2 million.
          For the year ended December 31, 1998, net income totaled $1.3 million, a $0.2 million or 17.70% increase over 1997 net income of $1.1 million. Earnings per share were $0.93, $0.79 and $0.94 for 1998, 1997 and 1996, respectively. This is a $0.15 or 15.96% decrease in 1997 and a $0.14 or 17.72% increase for 1998. Return of average equity for 1998 was 8.42% as compared to 7.59% for 1997 and 9.58% in 1996. Return on average assets for 1998 was 0.94% as compared to 0.87% for 1997 and 1.06% for 1996. During the past five years, the Company has earned $6.4 million, resulting in an increase in shareholders' equity of 49.18%. The market value of the Company has risen steadily over the same period. The market value of the stock has increased from $16.25 per share to $27.00 over the same five year period which represents an increase of 66.15%

NET INTEREST INCOME AND NET INTEREST MARGIN

          Net interest income, the difference between total interest income and total interest expense, is the Company's primary source of earnings. Net interest income decreased $0.1 million or 1.57% in 1997 and increased $0.1 million or 2.52% in 1998 from $5.5 million in 1996, $5.4 million in 1997 and $5.5 million in 1998. The amount of net interest income is derived from the volume of earning assets, the rates earned on those assets, and the cost of funds. The difference between rates on earning assets and the cost of funds is measured by the net interest margin, which decreased from 4.93% in 1996 to 4.72% in 1997 and 4.44% in 1998.
          Earning assets yielded 7.72% on a fully taxable equivalent basis in 1998 as compared to 8.05% in 1997 and 8.37% in 1996. The average rate on total loans decreased from 8.74% in 1997 to 8.55% in 1998 as compared to 9.05% in 1996. The total income earned on loans remained the same at $7.3 million in 1997 and 1998 despite an increase in average loans of $1.9 million or 2.30% as compared to a $0.5 million or 6.39% decrease in 1997 from $7.8 million in 1996. Interest earned on securities increased from $1.6 million in 1996 to $2.0 million in 1997 and $2.5 million in 1998, an increase of $0.4 million or 22.01% and $0.5 million or 22.4% in 1997 and 1998, respectively. The average balance of securities increased by $9.0 million or 28.18% in 1998 and $5.0 million or 18.50% in 1997. The average rate on securities increased from 6.27% in 1996 to 6.38% in 1997, then decreased to 6.09% in 1998.
          Interest expense remained the same at $3.9 million for 1996 and 1997 and increased $0.3 million or 7.71% to $4.2 million in 1998. Average balances on interest-bearing liabilities increased by $8.3 million or 8.57% from $96.5 million in 1997 to $104.8 million in 1998. The average rate on interest-bearing liabilities has changed only slightly from 4.05% in 1996 and 1997 to 4.01% in 1998. Interest expense as a percent of average earning assets has decreased from 3.43% in 1996 to 3.34% in 1997 and 3.28% in 1998 and net interest spread has decreased from 4.32% in 1996 to 4.00% in 1997 and 3.71% in 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

          The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The provision for loan losses decreased $104,781 from $476,667 in 1997 to $371,886 in 1998 as compared to an increase in 1997 of $186,667 from $290,000 in 1996. The ratio of net charge-offs to average loans was 0.23% for 1998 compared to 0.77% in 1997 and 0.24% in 1996. The allowance for loan losses as a percentage of loans decreased from 1.04% at the end of 1996 to 0.92% at the end of 1997, then increased to 0.96% at the end of 1998. Charged-off loans decreased $393,207 or 57.26% and recoveries increased $53,584 or 120.08% in 1998 compared to 1997, which resulted in net charge-offs of $195,273 for 1998 and $642,064 for 1997.
          The coverage for the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest was 154.36% in 1998 as compared to 60.35% in 1997 and 90.14% in 1996. Loans 90 days past due and still accruing interest as a percentage of total loans, net unearned discount, decreased from 0.75% in 1997 to 0.39% in 1998. The amount of loans past due greater than 90 days decreased from $614,000 in 1997 to $372,000 in 1998. Of the $372,000, 89.75% are secured by real estate. The allowance for loan losses as of year end covered net charge-offs 4.74 times in 1998 as compared to only 1.17 times in 1997.
          The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methods utilized consider specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors.

OTHER INCOME AND EXPENSES

          Total other income increased $0.5 million or 37.08% from $1.2 million in 1997 to $1.7 million in 1998 and increased $0.2 million or 21.57% in 1997 from $1.0 million in 1996. Other operating income realized an increase of $291,092 or 148.71% from $195,739 in 1997 to $486,831 in 1998. This increase can be attributed to commissions received from the sale of non-deposit investment products through Eagle Investment Services and commissions received from the origination of mortgages for the secondary market through Eagle Home Funding.
          Total other expenses increased $0.4 million or 8.70% from $4.7 million in 1997 to $5.1 million in 1998 and increased $0.3 million or 7.14% in 1997 from $4.4 million in 1996. Salaries and wages realized an increase of $366,748 or 18.79% from $1,951,569 in 1997 to $2,318,317 in 1998. This increase can be attributed to the hiring of personnel necessary to operate the Bank's Old Post Office Branch and performance salary adjustments received by employees.
          The efficiency ratio of the Company, a measure of its performance based upon the relationship between non-interest expense and operating income, was 69.46% in 1997 and 68.90% in 1998. It is management's objective to maintain an efficiency ratio at or below 68.00% for the Company.

LOAN PORTFOLIO

          The Company uses its funds primarily to support lending activities from which it derives the greatest amount of income. The objective is to invest 70% to 85% of total deposits in loans. The ratio of loans to deposits increased 4.13% from 69.55% in 1997 to 73.68% in 1998. Loans, net of unearned income increased $14.5 million or 17.82% from $81.4 million to $95.9 million at year end 1997 and 1998, respectively. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Loans secured by real estate were $74.1 million or 77.10% of total loans in 1998 and $60.3 million or 73.63% of total loans in 1997 which represents an increase of $13.8 million or 22.87% during the year. These loans are well-secured and based on conservative appraisals in a stable market. The Company generally does not make real estate loans outside its primary market area which consists of Clarke and Frederick Counties and the City of Winchester, all of which are located in the Northern Shenandoah Valley in the state of Virginia.

RISK ELEMENTS AND NON-PERFORMING ASSETS

          Non-performing assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonperforming assets and loans that are 90 days or more past due and still accruing interest was $0.6 million and $1.2 million on December 31, 1998 and 1997, respectively. This is a decrease of $0.6 million or 51.73%.
          The loans past due 90+ days and still accruing interest are primarily well-secured and in the process of collection and therefore, are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Any accrued interest would then be reversed and future accruals would be discontinued with interest income being recognized on a cash basis.
          The ratio of non-performing assets and other real estate owned to loans is expected to remain at its low level relative to the Company's peers. The amount of classified loans remained the same at $2.4 million for 1998 and 1997. These loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $316,260 in specific allocations for these loans as well as percentage allocations for classified assets without specific allocations.

SECURITIES

          The total amount of securities as of December 31, 1998 was $43.1 million, compared to $37.4 million as of December 31, 1997. Securities increased $5.7 million or 15.13% in 1998 over 1997. The increase from 1997 to 1998 is primarily due to investments in Obligations of states and political subdivisions (municipal bonds). These securities increased $6.6 million or 121.88% from 1997 to 1998.
          During 1998 the Company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective October 1, 1998. Paragraph 54 of this Standard allows a reallocation of securities among the categories established by FAS No. 115. As a result of adoption the Company transferred Obligations of U.S. government corporations and agencies and Mortgage-backed securities with a total book value of $12.1 million and a total fair value of $12.2 million from held to maturity to available for sale. As of result of adoption, 66.54% percent of the Company's securities were classified as held to maturity and 33.46% were classified as available for sale at December 31, 1998. The increase in available for sale securities provide additional liquidity to the Company due to their ability to be sold. This transfer would also allow the company to sell and replace certain securities if rates change rapidly and the opportunity to sell mortgage-backed securities when the pool becomes very small and the expected life of the security extends well beyond its original average life.
          The unrealized gain on available for sale securities increased from $14,864 to $118,075 at December 31, 1997 and 1998 respectively. This significant increase in fair value can be attributed to the adoption of FAS No. 133 due to many of the securities which were transferred having an unrealized gain. Unrealized gains or losses on available for sale securities are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect as Accumulated other comprehensive income.

DEPOSITS

          Total deposits increased $13.1 million or 11.21% from $117.1 million in 1997 to $130.2 million in 1998. Non-interest bearing demand deposits increased $3.5 million or 19.77% from $17.8 in 1997 to $21.3 in 1998. Savings and interest bearing demand deposits increased $5.3 million or 11.70% from $45.6 million in 1997 to $50.9 million in 1998. Time deposits increased $4.3 million or 7.97% from $53.7 million in 1997 to $58.0 in 1998.
          The Company will continue funding assets with deposit liability accounts and focus upon core deposit growth as its primary source of liquidity and stability. Core deposits consist of demand deposits, interest checking accounts, money market accounts, savings accounts, and time deposits of less than $100,000. Core deposits totaled $109.8 million or 84.30% of total deposits in 1998 as compared to $102.1 million or 87.22% of total deposits in 1997. Certificates of deposit of $100,000 or more totaled $20.4 million or 15.70% of total deposits in 1998 as compared to $15.0 million or 12.78% of total deposits in 1997. The Company neither purchases brokered deposits nor solicits deposits from sources outside of its primary market area.

CAPITAL RESOURCES

          The Company continues to be a well capitalized financial institution. Total shareholders' equity on December 31, 1998 was $16.2 million, reflecting a percentage of total assets of 10.58% compared to $15.1 million and 11.30% at year-end 1997. Shareholders' equity per share increased $0.73 or 6.83% from $10.69 per share in 1997 to $11.42 per share in 1998. The return on average shareholders' equity increased from 7.59% in 1997 to 8.42% in 1998. During 1998 the Company paid $0.33 per share in dividends as compared to $0.32 per share in 1997. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
          Federal regulatory risk-based capital guidelines were fully phased-in on December 31, 1992. These guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk. Tier I capital consists of total shareholders' equity. Tier II capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses. Financial institutions must maintain a Tier I capital ratio of at least 4% and a Tier II capital ratio of at least 8%. Additionally, a 4% minimum leverage ratio of shareholders' equity to average assets must be maintained. On December 31, 1998, the Company's Tier I capital ratio was 15.21% compared to 17.52% in 1997, the Tier II capital ratio was 16.12% compared to 18.43% in 1997 and the leverage ratio was 11.17% compared to 11.06% in 1996. See Note 12 to the Consolidated Financial Statements as of December 31, 1998 for additional discussion and analysis of regulatory capital requirements.

YEAR 2000

          During 1997 the Company's subsidiary (the Bank) began to assess the effect of the Year 2000 on its systems, vendors, and customers. In January 1998, the Bank's Board of Directors approved a Year 2000 Compliance Plan which identifies particular steps necessary to achieve Year 2000 readiness and a timeline for accomplishing these steps. The plan also named the Bank's Year 2000 committee which includes members of senior management, operations, and data processing.
          The Bank is now well into testing its systems and renovating areas with known deficiencies. The overall test objective of the Bank is to utilize proxy testing of systems rather than attempting to simulate future date periods using production equipment. During October 1998 an employee of the Bank was sent to the site of our core processing vendor to participate in regional user group testing for the software. Actual data from a bank was used to test the critical dates identified by the Federal Financial Institutions Examination Council (F.F.I.E.C.). A representative from the Bank returned to the vendor's site during February 1999 to complete testing of the auxiliary products of the software which the Bank uses. Proxy testing was also utilized to test the software used for the Bank's Trust Department. Other softwares, which operate in a microcomputer environment, will be installed on a stand-alone test computer and tested using future critical dates. During March 1999 the company had its ATM machines evaluated for Year 2000 readiness. The Bank's maintenance vendor will be able to upgrade parts and software to ensure these machines will be Year 2000 ready.
          The overall cost of preparing for the Year 2000 is not expected to have a material effect on the Company's consolidated financial statements. The Bank has incurred nominal fees for participating in proxy testing which cover the cost of using the vendor's equipment, supplies, and personnel. The Bank will incur hardware and software costs to upgrade ATM's to be Year 2000 ready. The Bank is utilizing existing personnel to perform testing and document Year 2000 efforts, therefore, no outside consulting fees will be incurred in achieving Year 2000 readiness.
          Although the Company has no reason to conclude that a failure will occur, the most likely worst-case Year 2000 scenario would entail a disruption or failure of the Company's power supplier's or voice and data transmission supplier's capability to provide power or data transmission services to a computer system or facility. If such a failure were to occur, the Company would implement its contingency plan. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would entail diminishment of service levels, some customer inconvenience and additional costs associated with implementing the contingency plan.
          Although the Bank is confident that its efforts will result in a seamless transition into the Year 2000, a contingency plan has been prepared which addresses carrying on normal operations despite any Year 2000 problems which may be encountered. Through a careful plan for processing at the end of the year, all of the Bank's data and system files will be protected by performing Year 2000 back-up procedures, in addition to normal back-up procedures, onto magnetic tapes which will be stored in a designated area. All year-end reports will be printed for access to account and customer information in the event that the systems are unable to operate due to a program or utility company problem which hinders normal processing procedures.

LIQUIDITY AND MARKET RISK

           Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 1998, liquid assets totaled $44.3 million, which represents 32.38% of total deposits, federal funds purchased and securities sold under agreements to repurchase, long-term borrowings, and other liabilities. The Company minimizes liquidity demand by relying on core deposits, which represent 84.30% of total deposits. Securities provide a constant source of funds through paydowns and maturities. As additional sources of liquidity, the Company maintains short-term borrowing arrangements, namely federal funds lines, with larger financial institutions. Finally, the Bank's membership in the Federal Home Loan Bank provides a source of borrowings with a variety of maturities. The Company's senior management monitors the liquidity position regularly and attempts to maintain an interest sensitive position that maximizes the net interest margin.
           As the holding company of Bank of Clarke County, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. It is the responsibility of senior management to enact appropriate interest rate risk management procedures.
           The loan portfolio's primary volatility is due to the concentration of loans made in the Counties of Clarke and Frederick and the City of Winchester. This subjects the portfolio to fluctuations in the local economy. The Bank does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. As of December 31, 1998, the Company does not have any hedging transactions in place such as interest rate swaps or caps.
           The Bank's interest rate management strategy is designed to stabilize net interest income and preserve the capital of the Company. The Bank utilizes several procedures to analyze the maturities of assets and liabilities along with their associated rate or yield. Senior management also monitors the economy closely in order to be knowledgeable of events which may immediately or eventually effect the pricing of assets and liabilities. The Bank also uses interest rate sensitivity analysis which measures the term to maturity or repricing for the interest sensitive assets and liabilities of the Bank. The Company had negative cumulative twelve month gaps of $37.4 million or 26.23% of total interest earning assets at December 31, 1998 and $31.8 million or 26.47% of total interest earning assets at December 31, 1997. The increase of $5.6 million in the negative cumulative twelve month gap can be attributed to the shifting of certificates of deposit into terms of twelve months or less along with an increase in fixed and variable loans which mature within one year.
           The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997 and 1998. The expected maturities for loans, securities, and certificates of deposit are the based on the contractual maturity of the instruments. The expected maturities of money market, savings, and N.O.W. accounts are based on the Bank's internal interest rate sensitivity analysis which considers the amount of these accounts which would remain if rates increased or decreased. The average interest rate for loans is the weighted average contractual rate of the loans maturing during the period indicated. The average interest rate for taxable securities is the weighted average yield of the securities maturing during the period indicated. The average interest rate for tax-exempt securities is the weighted average tax-equivalent yield assuming a federal tax rate of 34% for the securities maturing during the period indicated. The average interest rate for money market, savings, and N.O.W. accounts is the weighted average annual percentage yield as of December 31, 1997 and 1998 for the amount maturing during the period indicated. The average rate for certificates of deposit is the weighted average contractual rate of the certificates maturing during the period indicated.

                                        At December 31, 1998
                                     Principal Amount Maturing In
------------------------------------------------------------------------------------------------------

                                                                             There-             Fair
(In Thousands)               1999      2000      2001      2002      2003    after     Total    Value
------------------------------------------------------------------------------------------------------
Earning assets:
Fixed rate loans         $16,495   $10,074   $17,154   $11,581   $18,521   $11,575   $85,400  $88,309
   Average interest rate    7.99%     8.82%     8.09%     8.27%     7.48%     7.94%    8.03%
Variable rate loans       $5,763      $442      $434      $322      $323    $3,249   $10,533  $10,533
   Average interest rate    8.57%     8.71%     8.45%     8.47%     8.61%     8.01%    8.40%
Taxable securities        $4,559    $4,021    $5,686    $4,704    $3,474   $11,797   $34,241  $34,357
   Average interest rate    5.55%     5.98%     6.06%     6.45%     6.69%    6.56%     6.27%
Tax-exempt securities       $355      $735      $674      $892      $431   $5,754    $8,841    $8,883
   Average interest rate    7.60%     6.49%     6.72%     6.90%     6.90%    6.36%     6.53%
Other interest-earning
  assets                  $2,323         0         0         0         0        0    $2,323    $2,323
   Average interest rate    4.62%        0         0         0         0        0      4.62%
Interest-bearing liabilities:
Money market, savings,
and N.O.W. accounts      $17,412    $5,878    $5,878    $2,791    $2,791  $16,184   $50,934  $50,934
   Average interest rate    2.69%     2.73%     2.73%     2.25%     2.25%    1.75%     2.36%
Certificates of deposit  $48,805    $7,466    $1,081      $275      $357       $3   $57,987  $58,500
   Average interest rate    4.98%     5.80%     5.02%     5.28%     4.92%    5.27%     5.09%
Long-term borrowings           0         0         0         0         0   $5,000    $5,000   $5,030
   Average interest rate       0         0         0         0         0     5.01%     5.01%
Other interest-bearing
  Liablities                $696         0         0         0         0        0      $696     $696
   Average interest rate    3.98%        0         0         0         0        0      3.98%
------------------------------------------------------------------------------------------------------
                                        At December 31, 1997
                                     Principal Amount Maturing In
------------------------------------------------------------------------------------------------------

                                                                             There-              Fair
(In Thousands)               1998      1999      2000      2001      2002    after     Total     Value
------------------------------------------------------------------------------------------------------
Earning assets:
Fixed rate loans         $13,578   $12,446   $13,783   $16,235   $13,815   $4,599   $74,456  $74,072
   Average interest rate    8.63%     8.84%     8.86%     8.06%     8.16%    8.76%     8.50%
Variable rate loans       $3,217      $279      $582      $488      $486   $1,917    $6,969   $5,195
   Average interest rate    9.58%     9.86%    10.08%     9.91%     9.49%    9.50%     9.63%
Taxable securities        $2,022    $2,916    $5,953    $3,313    $9,566   $9,954   $33,724  $33,756
   Average interest rate    6.02%     6.03%     6.16%     6.25%     6.47%    7.07%     6.50%
Tax-exempt securities       $550      $355      $615      $475      $405   $1,280    $3,680   $3,710
   Average interest rate    7.03%     7.60%     6.54%     6.91%     7.55%    6.91%     7.00%
Other interest-earning
  assets                  $2,300         0         0         0         0        0    $2,300   $2,300
   Average interest rate    6.25%        0         0         0         0        0      6.25%

Interest-bearing liabilities:
Money market, savings,
and N.O.W. accounts      $14,666    $5,256    $5,256    $2,680    $2,680  $15,062   $45,600  $45,600
   Average interest rate    2.67%     2.67%     2.67%     2.47%     2.47%    2.07%     2.45%
Certificates of deposit  $38,775   $10,113    $3,899      $720      $195       $3   $53,705  $54,753
   Average interest rate   5.37%      5.62%     6.56%     5.33%     5.52%    5.29%     5.43%
------------------------------------------------------------------------------------------------------

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

          The information required by Part II, Item 7A., is incorporated herein by reference to the section titled LIQUIDITY AND MARKET RISK within Part II,
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation."


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


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


            None.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

          The information required by Part III, Item 10., is incorporated herein by reference to the Company's proxy statement, dated March 25, 1999, for the Company's 1999 Annual Meeting of Shareholders to be held April 21, 1999.


Item 11.     Executive Compensation.


          The information required by Part III, Item 11., is incorporated herein by reference to the Company's proxy statement, dated March 25, 1999, for the Company's 1999 Annual Meeting of Shareholders to be held April 21, 1999.


Item 12.     Security Ownership of Certain Beneficial Owners and
                 Management.

          The information required by Part III, Item 12., is incorporated herein by reference to the Company's proxy statement, dated March 25, 1999, for the Company's 1999 Annual Meeting of Shareholders to be held April 21, 1999.


Item 13.     Certain Relationships and Related Transactions.

          The information required by Part III, Item 13., is incorporated herein by reference to the Company's proxy statement, dated March 25, 1999, for the Company's 1999 Annual Meeting of Shareholders to be held April 21, 1999

                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) The following documents are filed or incorporated by reference as part of this report on Form 10-K.


(1)    Financial Statements

       Financial statements of the registrant for the fiscal year ended December 31, 1998 are incorporated herein by reference to Exhibit 99.1.


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

            Exhibit 11.                Computation   of   Per   Share   Earnings
                                       (incorporated herein as Exhibit 11).

            Exhibit 12.                Not applicable.

            Exhibit 13. Portions of the 1998 Annual Report to Shareholders for the year ended December 31, 1998 (filed herein).

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

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Financial  Data  Schedule   (incorporated
                                       herein as Exhibit 27).

            Exhibit 99.                Additional Exhibits

                  99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 1998 (incorporated herein as
                                       Exhibit 99.1).

                                       1.  Independent Auditor's Report.
                                       2.  Consolidated Balance Sheets - At
                                           December 31, 1998 and 1997.
                                       3.  Consolidated   Statements  of  Income
                                           Years ended December 31, 1998,  1997,
                                           and 1996.
                                       4.  Consolidated Statements of Changes in
                                           Shareholders'   Equity   Years  ended
                                           December 31, 1998, 1997, and 1996.
                                       5.  Consolidated Statements of Cash Flows
                                           Years ended December 31, 1998,  1997,
                                           and 1996.
                                       6.  Notes to Consolidated Financial
                                           Statements.

(b) Reports on Form 8-K.


     No reports on Form 8-K were filed by the registrant during the fourth quarter of 1998.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March, 1998.

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



/s/ LEWIS M. EWING                     President, Chief                 March 25, 1998
-------------------------              Executive Officer
Lewis M. Ewing                         and Director (principal
                                       executive officer)

/s/ JOHN R. MILLESON                   Vice President, Secretary/       March 25, 1998
-------------------------              Treasuer (principal financial
John R. Milleson                       officer)

/s/ JAMES W. MCCARTY, JR.              Vice President, Chief            March 25, 1998
-------------------------              Financial Officer
James W. McCarty, Jr.                  (principal accounting officer)

/s/ JOHN D. HARDESTY                   Chairman of the Board            March 25, 1998
-------------------------              and Director
John D. Hardesty

/s/ J. FRED JONES                      Director                         March 25, 1998
-------------------------
J. Fred Jones

                                       Director                         March 25, 1998
-------------------------
Marilyn C. Beck

                                       Director                         March 25, 1998
-------------------------
Thomas T. Byrd

                                       Director                         March 25, 1998
-------------------------
Thomas T. Gilpin

/s/ MARY BRUCE GLAIZE                  Director                         March 25, 1999
-------------------------
Mary Bruce Glaize

/s/ JOHN F. MILLESON, JR.              Director                         March 25, 1998
-------------------------
John F. Milleson, Jr.

/s/ ROBERT W. SMALLEY, JR.             Director                         March 25, 1998
-------------------------
Robert W. Smalley, Jr.

/s/ RANDALL G. VINSON                  Director                         March 25, 1998
-------------------------
Randall G. Vinson

                                       Director                         March 25, 1999
-------------------------
James R. Wilkins, Jr.


                                    EAGLE FINANCIAL SERVICES, INC.

                                      EXHIBIT INDEX TO FORM 10-K
                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


              EXHIBIT NUMBER            DESCRIPTION
              --------------            ----------------------------------------

                   11                   Computation of Per Share Earnings .

                   21                   Subsidiaries of the Registrant.

                   27                   Financial Data Schedule.

                   99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 1998.

                                        1.  Independent Auditor's Report.

                                        2.  Consolidated   Balance   Sheets   At
                                            December 31, 1998 and 1997.

                                        3.  Consolidated Statements of Income
                                            Years ended December 31, 1998, 1997,
                                            and 1996.

                                        4.  Consolidated Statements of Changes
                                            in Shareholders' Equity Years ended
                                            December 31, 1998, 1997, and 1996.

                                        5.  Consolidated   Statements   of  Cash
                                            Flows Years ended December 31, 1998,
                                            1997, and 1996.

                                        6.  Notes  to   Consolidated   Financial
                                            Statements.