Form 10-Q
period 1999-03-31
EAGLE FINANCIAL SERVICES INC
filed 1999-05-14
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

-------------------------------------------------------------------------------
                                   Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of May 12, 1999 was 1,420,287.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ..........................   3

                 Consolidated Balance Sheets as of
                 March 31, 1999 and December 31, 1998    ..................   3

                 Consolidated Statements of Income for the Three
                 Months Ended March 31, 1999 and 1998    ..................   4

                 Consolidated Statements of Shareholders'
                 for the Three Months Ended March 31, 1999 and 1998    ....   5

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1999 and 1998    ............   6

                 Notes to Consolidated Financial Statements    ............   7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    .............   8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    .........................................   9


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

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                   As of March 31, 1999 and December 31, 1998


                                              Mar 31, 1999       Dec 31, 1998
                                             ---------------    ---------------
Assets
Cash and due from banks                      $    5,067,075     $    5,313,475
Federal funds sold                                  849,000          2,323,000
Securities held to maturity (fair value:
  1999, $39,147,183; 1998, $43,239,752)          39,079,445         43,081,952
Loans, net of unearned discounts                 99,156,328         95,933,498
   Less allowance for loan losses                  (980,811)          (925,171)
                                             ---------------    ---------------
           Net loans                         $   98,175,517     $   95,008,327
Bank premises and equipment, net                  4,049,851          4,117,903
Other assets                                      3,263,504          3,279,902
                                             ---------------    ---------------
           Total assets                      $  150,484,392     $  153,124,559
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   21,345,550     $   21,289,370
       Interest bearing demand deposits,
          money market, and savings accounts     52,554,144         50,933,486
       Time deposits                             53,150,595         57,987,032
                                             ---------------    ---------------
          Total deposits                     $  127,050,289     $  130,209,888
    Federal funds purchased and securities
       sold under agreements to repurchase        1,057,640            695,915
    Federal Home Loan Bank advances               5,000,000          5,000,000
    Other liabilities                               957,237          1,025,255
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  134,065,166     $  136,931,058
                                             --------------     ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 1,500,000 shares;
         issued 1999, 1,420,287; issued
         1998, 1,418,341 shares                   3,550,717          3,545,853
    Surplus                                       2,354,499          2,307,615
    Retained Earnings                            10,501,501         10,262,104
    Accumulated other comprehensive income           12,509             77,929
                                             ---------------    ---------------
           Total shareholders' equity        $   16,419,226     $   16,193,501
                                             ---------------    ---------------
           Total liabilities and shareholders'
                 equity                      $  150,484,392     $  153,124,559
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                  For the Periods Ended March 31, 1999 and 1998


                                                     Three Months Ended
                                                           March 31
                                                     1999             1998
                                                ---------------  ---------------
    Interest Income
      Interest and fees on loans                $    1,976,859   $    1,740,175
      Interest on federal funds sold                     5,561           34,137
      Interest on securities held to maturity:
          Taxable interest income                      285,375          469,845
          Interest income exempt from
            federal income taxes                        96,812           39,282
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      176,138           49,879
          Interest income exempt from
             federal income taxes                        5,666                0
          Dividends                                     22,153           16,125
      Interest on deposits in banks                        164              782
                                                ---------------  ---------------
                Total interest income           $    2,568,728   $    2,350,225
                                                ---------------  ---------------
    Interest Expense
      Interest on deposits                      $      963,205   $    1,014,897
      Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                 15,961              178
      Interest on Federal Home Loan
          Bank advances                                 61,750                0
                                                ---------------  ---------------
                Total interest expense          $    1,040,916   $    1,015,075
                                                ---------------  ---------------
                Net interest income             $    1,527,812   $    1,335,150
      Provision For Loan Losses                         75,000           80,000
                                                ---------------  ---------------
                Net interest income after
                provision for loan losses       $    1,452,812   $    1,255,150
                                                ---------------  ---------------
    Other Income
      Trust Department income                   $       72,220   $       92,064
      Service charges on deposits                      133,423          137,437
      Other service charges and fees                    72,922           59,765
      Gain (loss) on equity investment                  (3,381)          (1,289)
      Other operating income                           106,316           90,802
                                                ---------------  ---------------
                                                $      381,500   $      378,779
                                                ---------------  ---------------
    Other Expenses
      Salaries and wages                        $      643,597   $      554,035
      Pension and other employee benefits               64,425          147,242
      Occupancy expenses                               110,938          101,692
      Equipment expenses                               135,875          121,503
      Stationary and supplies                           48,606           51,143
      Postage                                           36,636           30,511
      Credit card expense                               33,707           45,311
      Bank franchise tax                                24,564           24,000
      ATM network fees                                  49,354           13,983
      Other operating expenses                         226,047          187,076
                                                ---------------  ---------------
                                                $    1,373,749   $    1,276,496
                                                ---------------  ---------------
               Income before income taxes       $      460,563   $      357,433
    Income Tax Expense                                  93,516           79,101
                                                ---------------  ---------------
                Net Income                      $      367,047   $      278,332
                                                ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.26   $         0.20
                                                ===============  ===============

                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
               For the Three Months Ended March 31, 1999 and 1998


                                                                                  Accumulated
                                                                                     Other
                                         Common                    Retained     Comprehensive Comprehensive
                                         Stock        Surplus      Earnings     Income (Loss)    Income            Total
                                      ------------  ------------  ------------  ------------   ------------   --------------
Balance, December 31, 1997            $ 3,521,213   $ 2,107,826   $ 9,419,266   $     9,810                   $  15,058,115
Comprehensive income:
  Net income                                                          278,332                  $   278,332          278,332
  Other comprehensive income:
    Unrealized gain on
      securities available for
      sale, net of deferred
      income taxes of $7,354                                                         14,275         14,275           14,275
                                                                                               ------------
  Total comprehensive income                                                                   $   292,607
                                                                                               ============
  Issuance of common stock, dividend
    investment plan (1,947 shares)          4,869        41,383                                                      46,252
  Dividends declared ($0.08 per share)                               (112,679)                                     (112,679)
  Fractional shares purchased                  (3)          (22)                                                        (25)
                                      ------------  ------------  ------------  ------------                  --------------
Balance, March 31, 1998               $ 3,526,079   $ 2,149,187   $ 9,584,919   $    24,085                   $  15,284,270
                                      ============  ============  ============  ============                  ==============

Balance, December 31, 1998            $ 3,545,853   $ 2,307,615   $10,262,104   $    77,929              0      $16,193,501
Comprehensive income:
  Net income                                                          367,047                  $   367,047          367,047
  Other comprehensive income:
    Unrealized gain (loss) on
      securities available for
      sale, net of deferred
      income taxes of $33,701                                                       (65,420)        (65,420)        (65,420)
                                                                                                ------------
  Total comprehensive income                                                                    $   301,627
                                                                                                ============
  Issuance of common stock, dividend
    investment plan (1,948 shares)           4,869        46,935                                                      51,804
  Dividends declared ($0.09 per share)                                (127,650)                                     (127,650)
  Fractional shares purchased                   (5)          (51)                                                        (56)
                                       ------------  ------------  ------------  -----------                     ------------
Balance, March 31, 1999                $ 3,550,717   $ 2,354,499   $10,501,501   $   12,509                      $16,419,226
                                       ============  ============  ============  ===========                     ============

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998


                                                      1999            1998
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $    367,047    $    278,332
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      109,159          90,883
    Amortization of intangible assets                   13,281          12,705
    Loss on equity investment                            3,381           1,289
    Provision for loan losses                           75,000          80,000
    Premium amortization on securities, net              7,453          14,602
    (Increase) decrease in other assets                (12,006)         74,803
    (Decrease) in other liabilities                    (34,317)        (50,077)
                                                  -------------   -------------
      Net cash provided by operating activities   $    528,998    $    502,537
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  4,023,168    $  3,611,912
  Proceeds from maturities and principal
   payments on securities available for sale         2,249,845         750,000
  Purchases of securities held to maturity          (1,819,500)     (7,633,475)
  Purchases of securities available for sale          (557,580)       (267,500)
  Purchases of bank premises and equipment             (29,365)       (163,553)
  Net (increase) decrease in loans                  (3,242,190)      1,071,411
                                                  -------------   -------------
      Net cash provided by (used in)
         investing activities                     $    624,378    $ (2,631,205)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market, and savings accounts             $  1,676,838    $  1,101,502
  Net increase (decrease) in certificates
     of deposits                                    (4,836,437)      3,029,545
  Net increase in federal funds purchased and
   securities sold under agreements to repurchase      361,725               0
  Cash dividends paid                                  (75,846)        (66,427)
  Fractional shares purchased                              (56)            (25)
                                                  -------------   -------------
      Net cash provided by (used in)
         financing activities                    $  (2,873,776)   $  4,064,595
                                                  -------------   -------------
      Increase (decrease) in cash and
        cash equivalents                          $ (1,720,400)   $  1,935,927

Cash and Cash Equivalents
  Beginning                                          7,636,475       7,542,309
                                                  -------------   -------------
  Ending                                          $  5,916,075    $  9,478,236
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:

    Interest                                      $  1,084,585    $  1,086,563
                                                  =============   =============
    Income taxes                                  $          0    $          0
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $     51,804    $     46,252
                                                  =============   =============
   Unrealized gain (loss) on securities
    available for sale                            $    (99,121)   $     21,629
                                                  =============   =============

                         EAGLE FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 1999

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals from interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1998.

(3) The results of operations for the three month periods ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of March 31, 1999 and December 31, 1998, are:

                                      Mar 31, 1999             Dec 31, 1998
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      121,982           $      121,981
Obligations of U.S. government
 corporations and agencies                4,012,359                6,490,582
Mortgage-backed securities                9,563,364               10,609,645
Obligations of states and political
 subdivisions                            12,759,512               11,445,246
                                     --------------           --------------
                                     $   26,457,217           $   28,667,454
                                     ==============           ==============

                                      Mar 31, 1999             Dec 31, 1998
                                       Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities                    129,551                  132,256
Obligations of U.S. government
 corporations and agencies                4,043,430                6,577,962
Mortgage-backed securities                9,553,073               10,588,410
Obligations of states and political
 subdivisions                            12,798,901               11,526,626
                                     --------------           --------------
                                     $   26,524,955           $   28,825,254
                                     ==============           ==============

                                      Mar 31, 1999             Dec 31, 1998
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    4,152,526           $    5,150,116
Mortgage-backed securities                6,308,087                7,421,338
Obligations of states and political
 Subdivisions                               497,271                  497,157
Other                                     1,645,392                1,227,812
                                     --------------           --------------
                                     $   12,603,276           $   14,296,423
                                     ==============           ==============

                                      Mar 31, 1999             Dec 31, 1998
                                       Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    4,198,649           $    5,226,059
Mortgage-backed securities                6,310,144                7,438,446
Obligations of states and political
 Subdivisions                               496,168                  498,268
Other                                     1,617,267                1,251,725
                                     --------------           --------------
                                     $   12,622,228           $   14,414,498
                                     ==============           ==============

(5) Net loans at March 31, 1999 and December 31, 1998 are summarized as follows (In Thousands):

                                             Mar 31, 1999       Dec 31, 1998
                                            --------------     --------------
Loans secured by real estate:
  Construction and land development         $        2,619     $        2,168
  Secured by farmland                                5,589              3,565
  Secured by 1-4 family residential                 51,966             51,444
  Nonfarm, nonresidential loans                     16,867             16,902
Loans to finance agricultural production               553                745
Commercial and industrial loans                      7,402              6,463
Loans to individuals                                13,069             13,603
Loans to U.S. state and political
 subdivisions                                        1,072              1,093
All other loans                                        126                100
                                            --------------     --------------
Gross loans                                 $       99,263     $       96,083

Less:
  Unearned income                                     (106)              (150)
  Allowance for loan losses                           (981)              (925)
                                            --------------     --------------
Loans, net                                  $       98,176     $       95,008
                                            ==============     ==============

(6)     Allowance for Loan Losses

                                             Mar 31, 1999       Dec 31, 1998
                                            --------------     --------------
Balance, beginning                          $      925,171     $      748,558
Provision charged to operating expense              75,000            371,886
Recoveries added to the allowance                   11,197             98,208
Loan losses charged to the allowance               (30,557)          (293,481)
                                            ---------------    ---------------
Balance, ending                             $      980,811     $      925,171
                                            ===============    ===============

(7)     New Accounting Pronouncements

There are no new accounting pronouncements to disclose within this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first three months of 1999 and 1998 was $367, 047 and $278,332, respectively. This is an increase of $88,715 or 31.87%. Net interest income after provision for loan losses for the first three months of 1999 and 1998 was $1,452,812 and $1,255,150, respectively. This is an increase of $197,662 or 15.75%. Total other income increased $2,721 or 0.72% from $378,779 for the first three months of 1998 to $381,500 for the first three months of 1999. Total other expenses increased $97,253 or 7.62% from $1,276,496 during the first three months of 1998 to $1,373,749 during the first three months of 1999.

Earnings per common share outstanding (basic and diluted) was $0.26 and $0.20 for the three months ended March 31, 1999 and 1998, respectively. Annualized return on average assets for the three month periods ended March 31, 1999 and 1998 was 0.97% and 0.84%, respectively. Annualized return on average equity for the three month periods ended March 31, 1999 and 1998 was 9.06% and 7.35%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the three month periods ended March 31, 1999 and 1998 decreased $5,000 from $80,000 in 1998 to $75,000 in 1999. The allowance for loan losses increased $55,640 or 6.01% during the first three months of 1999 from $925,171 at December 31, 1998 to $980,811 at March 31, 1999. The allowance as a percentage of total loans increased from 0.96% as of December 31, 1998 to 0.99% as of March 31, 1999. The Company had net charge-offs of $19,360 and $35,308 for the first three months of 1999 and 1998, respectively. The ratio of net charge-offs to average loans decreased from 0.04% for the first three months of 1998 to 0.02% for the first three months of 1999.

The coverage of the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest decreased from 154.36% at December 31, 1998 to 76.83% at March 31, 1999. Loans past due greater than 90 days and still accruing interest increased from $372,101 at December 31, 1998 to $905,731 at March 31, 1999.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of March 31, 1999 was $1,238,548. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets decreased $2.6 million or 1.72% from $153.1 million at December 31, 1998 to $150.5 million at March 31, 1999. Securities decreased $4.0 million or 9.29% during the first three months of 1999 from $43.1 million at December 31, 1998 to $39.1 million at March 31, 1999. Loans, net of unearned discounts increased $3.3 million or 3.36% during the same period from $95.9 million at December 31, 1998 to $99.2 million at March 31, 1999.

Total liabilities decreased $2.9 million or 2.09% during the first three months of 1999 from $136.9 million at December 31, 1998 to $127.1 million at March 31, 1999. Total deposits decreased $3.2 million or 2.43% during the same period from $130.2 at December 31, 1998 to $127.1 million at March 31, 1999. Total shareholders' equity increased $0.2 million or 1.39% during the first three months of 1999 from $16.2 million at December 31, 1998 to $16.4 million at March 31, 1999.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $0.14 or 1.23% from $11.42 per share at December 31, 1998 to $11.56 per share at March 31, 1999. During 1998 the Company paid $0.33 per share in dividends. The Company's 1999 first quarter dividend was $0.09 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $36.0 million at March 31, 1999 and $44.3 million at December 31, 1998. These represent 26.88% and 32.38% of total liabilities as of March 31, 1999 and December 31, 1998, respectively.

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported at December 31, 1998 in the Company's Form 10-K.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

             The information required by Part I, Item 3., is incorporated herein by reference to the section titled LIQUIDITY AND MARKET RISK within Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation."

PART II.  OTHER INFORMATION

Item 1.      Legal proceedings.

               None

Item 2.      Changes in securities.

               None.

Item 3.      Defaults upon senior securities.

               None.

Item 4.      Submission of matters to a vote of security holders.

               During the Annual Meeting of Shareholders of Eagle Financial Services, Inc. on April 21, 1999, the shareholders voted upon and approved a proposed amendment to the Corporation's Articles of Incorporation to increase the authorized Common Stock from 1,500,000 to 5,000,000 shares. In order to be adopted, this amendment required approval by the holders of more than two-thirds of the shares of Common Stock present or represented by properly executed and delivered proxies at the Annual Meeting. Of the 1,420,288 shares outstanding, 1,058,998 shares were present on represented by properly executed and delivered proxies at the Annual Meeting. Of the 1,058,998 shares represented, 998,457 shares voted for the amendment, 46,996 shares voted against the amendment, and 13,545 shares abstained from voting.

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

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Financial Data Schedule
                                       (incorporated herein as Exhibit 27).

            Exhibit 99.                Not applicable.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the first quarter of 1999.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          May 14, 1999         /s/ LEWIS M. EWING
                                    --------------------------
                                    Lewis M. Ewing
                                    President and CEO


Date:          May 14, 1999         /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    Executive Vice President and
                                    Secretary/Treasurer


Date:          May 14, 1999         /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President and CFO