Form 10-Q
period 1999-06-30
EAGLE FINANCIAL SERVICES INC
filed 1999-08-13
CIK 880641

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of August 12,1999 was 1,422,200.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ............................ 3

                 Consolidated Balance Sheets as of
                 June 30, 1999 and December 31, 1998    ..................... 3

                 Consolidated Statements of Income for the Three
                 and Six Months Ended June 30, 1999 and 1998    ............. 4

                 Consolidated Statements of Shareholders' Equity for
                 the Six Months Ended June 30, 1999 and 1998    ............. 5

                 Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 1999 and 1998    ............. 6

                 Notes to Consolidated Financial Statements    .............. 7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ............... 8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ........................................... 9


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ...........................................10
Item 2.      Changes in Securities    .......................................10
Item 3.      Defaults Upon Senior Securities    .............................10
Item 4.      Submission of Matters to a Vote of Security Holders    .........10
Item 5.      Other Information    ...........................................10
Item 6.      Exhibits and reports on Form 8-K    ............................11

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                   As of June 30, 1999 and December 31, 1998


                                              Jun 30, 1999       Dec 31, 1998
                                             ---------------    ---------------
Assets
Cash and due from banks                      $    5,232,577     $    5,313,475
Federal funds sold                                        0          2,323,000
Securities (fair value:  1999,
  $42,410,208; 1998, $43,239,752)                42,971,973         43,081,952
Loans, net of unearned discounts                107,417,424         95,933,498
   Less allowance for loan losses                  (964,445)          (925,171)
                                             ---------------    ---------------
           Net loans                         $  106,452,979     $   95,008,327
Bank premises and equipment, net                  3,994,614          4,117,903
Other real estate owned                                   0                  0
Other assets                                      3,450,077          3,279,902
                                             ---------------    ---------------
           Total assets                      $  162,102,220     $  153,124,559
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   24,885,703     $   21,289,370
       Interest bearing demand deposits,
          money market and savings accounts     53,970,708          50,933,486
       Time deposits                             56,220,566         57,987,032
                                             ---------------    ---------------
          Total deposits                     $  135,076,977     $  130,209,888
    Federal funds purchased and securities
       sold under agreements to repurchase        4,397,274            695,915
    Federal Home Loan Bank advances               5,000,000          5,000,000
    Other liabilities                               902,194          1,025,255
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  145,376,445     $  136,931,058
                                             --------------     ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 1999, 1,422,201; issued
         1998, 1,418,341 shares                   3,555,502          3,545,853
    Surplus                                       2,400,627          2,307,615
    Retained Earnings                            10,809,840         10,262,104
    Accumulated other comprehensive income          (40,194)            77,929
                                             ---------------    ---------------
           Total shareholders' equity        $   16,725,775     $   16,193,501
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  162,102,220     $  153,124,559
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                  For the Periods Ended June 30, 1999 and 1998


                                                     Three Months Ended                   Six Months Ended
                                                            June 30                            June 30
                                                     1999             1998              1999             1998
                                                ---------------  ---------------   ---------------  ---------------
    Interest Income
      Interest and fees on loans                $    2,066,323   $    1,749,956    $    4,043,182   $    3,490,131
      Interest on federal funds sold                     8,039           31,457            13,600           65,594
      Interest on securities held to maturity:
          Taxable interest income                      281,310          522,278           566,685          992,123
          Interest income exempt from
            federal income taxes                       109,767           47,179           206,579           86,461
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      144,090           34,080           320,228           83,959
          Interest income exempt from
             federal income taxes                        5,198                0            10,864                0
          Dividends                                     27,875           16,573            50,028           32,698
      Interest on deposits in banks                        327              288               491            1,070
                                                ---------------  ---------------   ---------------  ---------------
                Total interest income           $    2,642,929   $    2,401,811    $    5,211,657   $    4,752,036
                                                ---------------  ---------------   ---------------  ---------------
    Interest Expense
      Interest on deposits                      $      934,034   $    1,051,399    $    1,897,239   $    2,066,296
      Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                 41,060            1,655            57,021            1,833
      Interest on Federal Home Loan
          Bank advances                                 62,436                0           124,186                0
                                                ---------------  ---------------   ---------------  ---------------

                Total interest expense          $    1,037,530   $    1,053,054    $    2,078,446   $    2,068,129
                                                ---------------  ---------------   ---------------  ---------------

                Net interest income             $    1,605,399   $    1,348,757    $    3,133,211   $    2,683,907
      Provision For Loan Losses                         75,000           57,500           150,000          137,500
                                                ---------------  ---------------   ---------------  ---------------

                Net interest income after
                provision for loan losses       $    1,530,399   $    1,291,257    $    2,983,211   $    2,546,407
                                                ---------------  ---------------   ---------------  ---------------

    Other Income
      Trust Department income                   $       91,966   $       84,296    $      164,186   $      176,360
      Service charges on deposits                      149,983          134,657           283,406          272,094
      Other service charges and fees                   260,252          106,524           416,059          166,289
      Gain (loss) on equity investment                      64             (221)           (3,317)          (1,510)
      Other operating income                            38,164          111,682            61,595          202,484
                                                ---------------  ---------------   ---------------  ---------------

                                                $      540,429   $      436,938           921,929          815,717
                                                ---------------  ---------------   ---------------  ---------------
    Other Expenses
      Salaries and wages                        $      666,320   $      577,911    $    1,309,917   $    1,131,946
      Pension and other employee benefits              136,087          143,045           200,512          290,287
      Occupancy expenses                               110,064          105,831           221,002          207,523
      Equipment expenses                               130,982          123,732           266,857          245,235
      Stationary and supplies                           52,418           56,058           101,024          107,201
      Postage                                           32,735           35,237            69,371           65,748
      Credit card expense                               44,008           37,801            77,715           83,112
      Bank franchise tax                                25,692           24,000            50,256           48,000
      ATM network fees                                  18,905           25,081            68,259           39,064
      Other operating expenses                         275,122          211,873           501,169          398,949
                                                ---------------  ---------------   ---------------  ---------------

                                                $    1,492,333   $    1,340,569    $    2,866,082   $    2,617,065
                                                ---------------  ---------------   ---------------  ---------------

               Income before income taxes       $      578,495   $      387,626    $    1,039,058   $      745,059
    Income Tax Expense                                 142,330           74,462           235,846          153,563
                                                ---------------  ---------------   ---------------  ---------------

                Net Income                      $      436,165   $      313,164    $      803,212   $      591,496
                                                ===============  ===============   ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.31   $         0.22    $         0.57   $         0.42
                                                ===============  ===============   ===============  ===============

                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
               For the Six Months Ended June 30, 1999 and 1998


                                                                                 Accumulated
                                                                                    Other
                                         Common                     Retained    Comprehensive Comprehensive
                                         Stock        Surplus       Earnings    Income (Loss)     Income          Total
                                      ------------  ------------  ------------  ------------   ------------   --------------
Balance, December 31, 1997            $ 3,521,213   $ 2,107,826   $ 9,419,266   $     9,810                   $  15,058,115
Comprehensive income:
  Net income                                                          591,496                  $   591,496          591,496
  Other comprehensive income:
    Unrealized gain on
      securities available for
      sale, net of deferred
      income taxes of $9,823                                                         19,069         19,069           19,069
                                                                                               ------------
  Total comprehensive income                                                                   $   610,565
                                                                                               ============
  Issuance of common stock, dividend
    investment plan (3,836 shares)          9,591        83,319                                                      92,910
  Dividends declared ($0.16 per share)                               (225,514)                                     (225,514)
  Fractional shares purchased                  (5)          (50)                                                        (55)
                                      ------------  ------------  ------------  ------------                  --------------
Balance, June 30, 1998                $ 3,530,799   $ 2,191,095   $ 9,785,248   $    28,879                   $  15,536,021
                                      ============  ============  ============  ============                  ==============

Balance, December 31, 1998            $ 3,545,853   $ 2,307,615   $10,262,104   $    77,929                     $16,193,501
Comprehensive income:
  Net income                                                          803,212                  $   803,212          803,212
  Other comprehensive income:
    Unrealized (loss) on
      securities available for
      sale, net of deferred
      income taxes of $60,851                                                      (118,123)      (118,123)        (118,123)
                                                                                                ------------
  Total comprehensive income                                                                    $   685,089
                                                                                                ============
  Issuance of common stock, dividend
    investment plan (3,864 shares)           9,659       93,113                                                     102,772
  Dividends declared ($0.18 per share)                                (255,476)                                    (255,476)
  Fractional shares purchased                  (10)        (101)                                                       (111)
                                       ------------  ------------  ------------  -----------                    ------------
Balance, June  30, 1999                $ 3,555,502   $ 2,400,627   $10,809,840   $  (40,194)                    $16,725,775
                                       ============  ============  ============  ===========                   ============

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Six Months Ended June 30, 1999 and 1998


                                                      1999            1998
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $    803,212    $    591,496
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      221,043         189,005
    Amortization of intangible assets                   27,715          25,408
    Loss on equity investment                            3,317           1,510
    Provision for loan losses                          150,000         137,500
    Premium amortization (discount accretion)
     on securities, net                                 33,233            (613)
    Changes in assets and liabilities:
      (Increase) in other assets                      (226,090)             (9)
      (Decrease) in other liabilities                  (62,210)        (24,480)
                                                  -------------   -------------
      Net cash provided by operating activities   $    950,220    $    919,817
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  6,014,178    $ 11,054,209
  Proceeds from maturities and principal
   payments on securities available for sale         3,396,284       1,565,000
  Purchases of securities held to maturity          (8,453,579)    (15,840,486)
  Purchases of securities available for sale        (1,059,111)       (356,802)
  Purchases of bank premises and equipment             (72,871)       (249,450)
  Net (increase) decrease in loans                 (11,594,652)     (2,624,822)
                                                  -------------   -------------
      Net cash (used in) investing activities     $(11,769,751)   $ (6,452,351)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $  6,633,555    $  3,569,928
  Net increase (decrease) in certificates
     of deposits                                    (1,766,466)      4,684,238
  Net increase in federal funds purchased and
   securities sold under agreements to repurchase    3,701,359               0
  Cash dividends paid                                 (152,704)       (132,604)
  Fractional shares purchased                             (111)            (55)
                                                  -------------   -------------
      Net cash provided by financing activities   $  8,415,633    $  8,121,507
                                                  -------------   -------------
      Increase (decrease) in cash and
        cash equivalents                          $ (2,403,898)   $  2,588,973

Cash and Cash Equivalents
  Beginning                                          7,636,475       7,542,309
                                                  -------------   -------------
  Ending                                          $  5,232,577    $ 10,131,282
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:

    Interest                                      $  2,111,280    $  2,170,720
                                                  =============   =============
    Income taxes                                  $    234,038    $     29,172
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $    102,772    $     92,910
                                                  =============   =============
   Unrealized gain (loss) on securities
    available for sale                            $   (178,974)   $     28,892
                                                  =============   =============
   Other real estate acquired in
    Settlement of loans                           $          0    $     16,495
                                                  =============   =============

                         EAGLE FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1999

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals from interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998, and the results of operations and cash flows for the three months and six months ended June 30 , 1999 and 1998. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1998.

(3) The results of operations for the three and six month periods ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of June 30, 1999 and December 31, 1998, are:

                                       Jun 30, 1999             Dec 31, 1998
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      121,982           $      121,981
Obligations of U.S. government
 corporations and agencies                3,511,456                6,490,582
Mortgage-backed securities               10,781,518               10,609,645
Obligations of states and political
 subdivisions                            16,662,524               11,445,246
                                     --------------           --------------
                                     $   31,077,480           $   28,667,454
                                     ==============           ==============

                                      Jun 30, 1999             Dec 31, 1998
                                       Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $      126,957           $      132,256
Obligations of U.S. government
 corporations and agencies                3,482,875                6,577,962
Mortgage-backed securities               10,546,099               10,588,410
Obligations of states and political
 subdivisions                            16,359,784               11,526,626
                                     --------------           --------------
                                     $   30,515,715           $   28,825,254
                                     ==============           ==============

                                      Jun 30, 1999             Dec 31, 1998
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    4,153,775           $    5,150,116
Mortgage-backed securities                5,668,793                7,421,338
Obligations of states and political
 Subdivisions                               497,385                  497,157
Other                                     1,635,439                1,227,812
                                     --------------           --------------
                                     $   11,955,392           $   14,296,423
                                     ==============           ==============

                                      Jun 30, 1999             Dec 31, 1998
                                       Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    4,161,514           $    5,226,059
Mortgage-backed securities                5,570,054                7,438,446
Obligations of states and political
 Subdivisions                               472,536                  498,268
Other                                     1,690,389                1,251,725
                                     --------------           --------------
                                     $   11,894,493           $   14,414,498
                                     ==============           ==============

(5) Net loans at June 30, 1999 and December 31, 1998 are summarized as follows (In Thousands):

                                              Jun 30, 1999        Dec 31, 1998
                                            ---------------     ---------------
Loans secured by real estate:
  Construction and land development         $        2,502      $        2,168
  Secured by farmland                                6,629               3,565
  Secured by 1-4 family residential                 55,440              51,444
  Nonfarm, nonresidential loans                     18,840              16,902
Loans to finance agricultural production               535                 745
Commercial and industrial loans                      8,797               6,463
Loans to individuals                                13,607              13,603
Loans to U.S. state and political
 subdivisions                                        1,031               1,093
All other loans                                        107                 100
                                            ---------------     ---------------
Gross loans                                 $      107,488      $       96,083

Less:
  Unearned income                                      (71)               (150)
  Allowance for loan losses                           (964)               (925)
                                            ---------------     ---------------
Loans, net                                  $      106,453      $       95,008
                                            ===============     ===============

(6)     Allowance for Loan Losses

                                             Jun 30, 1999      Jun 30, 1998      Dec 31, 1998
                                            --------------    --------------    --------------
Balance, beginning                          $     925,171     $     748,558     $     748,558
Provision charged to operating expense            150,000           137,500           371,886
Recoveries added to the allowance                  45,052            68,352            98,208
Loan losses charged to the allowance             (155,778)         (150,904)         (293,481)
                                            --------------    --------------    --------------
Balance, ending                             $     964,445     $     803,506     $     925,171
                                            ==============    ==============    ==============

(7)     New Accounting Pronouncements

There are no new accounting pronouncements to disclose within this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first six months of 1999 and 1998 was $803, 212 and $591,496, respectively. This is an increase of $211,716 or 35.79%. Net interest income after provision for loan losses for the first six months of 1999 and 1998 was $2,983,211 and $2,546,407, respectively. This is an increase of $436,804 or 17.15%. Total other income increased $106,212 or 13.02% from $815,717 for the first six months of 1998 to $921,929 for the first six months of 1999. Total other expenses increased $249,017 or 9.52% from $2,617,065 during the first six months of 1998 to $2,866,082 during the first six months of 1999.

Earnings per common share outstanding (basic and diluted) was $0.57 and $0.42 for the six months ended June 30, 1999 and 1998, respectively. Annualized return on average assets for the six month periods ended June 30, 1999 and 1998 was 1.05% and 0.87%, respectively. Annualized return on average equity for the six month periods ended June 30, 1999 and 1998 was 9.79% and 7.75%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the six month periods ended June 30, 1999 and 1998 increased $12,500 from $137,500 in 1998 to $150,000 in 1999. The allowance for loan losses increased $39,274 or 4.25% during the first six months of 1999 from $925,171 at December 31, 1998 to $964,445 at June 30, 1999. The allowance as a percentage of total loans decreased from 0.96% as of December 31, 1998 to 0.90% as of June 30, 1999. The Company had net charge-offs of $110,726 and $82,552 for the first six months of 1999 and 1998, respectively. The ratio of net charge-offs to average loans increased from 0.10% for the first six months of 1998 to 0.11% for the first six months of 1999.

The coverage of the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest increased from 154.36% at December 31, 1998 to 257.25% at June 30, 1999. Loans past due greater than 90 days and still accruing interest decreased from $372,101 at December 31, 1998 to $235,919 at June 30, 1999.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of June 30, 1999 was $823,263. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $9.0 million or 5.86% from $153.1 million at December 31, 1998 to $162.1 million at June 30, 1999. Securities decreased $0.1 million or 0.26% during the first six months of 1999 from $43.1 million at December 31, 1998 to $43.0 million at June 30, 1999. Loans, net of unearned discounts increased $11.5 million or 11.97% during the same period from $95.9 million at December 31, 1998 to $107.4 million at June 30, 1999.

Total liabilities increased $8.5 million or 6.17% during the first six months of 1999 from $136.9 million at December 31, 1998 to $145.4 million at June 30, 1999. Total deposits increased $4.9 million or 3.74% during the same period from $130.2 at December 31, 1998 to $135.1 million at June 30, 1999. Total shareholders' equity increased $0.5 million or 3.29% during the first six months of 1999 from $16.2 million at December 31, 1998 to $16.7 million at June 30, 1999.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $0.34 or 2.98% from $11.42 per share at December 31, 1998 to $11.76 per share at June 30, 1999. During 1998 the Company paid $0.33 per share in dividends. The Company's 1999 total dividends for the first two quarters was $0.18 per share. The Company has a Dividend Investment
Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $40.1 million at June 30, 1999 and $44.3 million at December 31, 1998. These represent 27.60% and 32.38% of total liabilities as of June 30, 1999 and December 31, 1998, respectively.

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

The Bank has completed testing of its systems and has renovated areas with Year 2000 deficiencies. The overall test objective of the Bank is to utilize proxy testing of systems rather than attempting to simulate future date periods using production equipment. During October 1998 an employee of the Bank was sent to the site of our core processing vendor to participate in regional user group testing for the software. Actual data from a bank was used to test the critical dates identified by the Federal Financial Institutions Examination Council (F.F.I.E.C.). A representative from the Bank returned to the vendor's site during February 1999 to complete testing of the auxiliary products of the software which the Bank uses. Proxy testing was also utilized to test the software used for the Bank's Trust Department. Other softwares, which operate in a microcomputer environment, were installed on a stand-alone test computer and tested using future critical dates. During March 1999 the company's ATM machines were evaluated for Year 2000 readiness. The Bank's maintenance vendor upgraded parts and software to ensure these machines are Year 2000 ready.

The overall cost of preparing for the Year 2000 has not had a material effect on the Company's consolidated financial statements. The Bank has incurred nominal fees for participating in proxy testing which cover the cost of using the vendor's equipment, supplies, and personnel. The Bank also incurred hardware and software costs to upgrade ATM's to be Year 2000 ready. The Bank utilized existing personnel to perform testing and document Year 2000 efforts, therefore, no outside consulting fees were incurred in achieving Year 2000 readiness.

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

Although the Bank is confident that its efforts will result in a seamless transition into the Year 2000, a contingency plan has been prepared which addresses carrying on normal operations despite any Year 2000 problems which may be encountered. Through a careful plan for processing at the end of the year, all of the Bank's data and system files will be protected by performing Year 2000 back-up procedures, in addition to normal back-up procedures, onto magnetic tapes which will be stored in a designated secure area. All year-end reports will be printed for access to account and customer information in the event that the systems are unable to operate due to a program or utility company problem which hinders normal processing procedures.

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

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          August 13, 1999      /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President, Chief Executive
                                    Officer, and Treasurer


Date:          August 13, 1999      /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary