Form 10-Q
period 1999-09-30
EAGLE FINANCIAL SERVICES INC
filed 1999-11-15
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

-------------------------------------------------------------------------------
                                   Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of November 12,1999 was 1,425,191.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ............................ 3

                 Consolidated Balance Sheets as of
                 September 30, 1999 and December 31, 1998    ................ 3

                 Consolidated Statements of Income for the Three
                 and Nine Months Ended September 30, 1999 and 1998    ....... 4

                 Consolidated Statements of Shareholders' Equity for
                 the Nine Months Ended September 30, 1999 and 1998    ....... 5

                 Consolidated Statements of Cash Flows for
                 the Nine Months Ended September 30, 1999 and 1998    ....... 6

                 Notes to Consolidated Financial Statements    .............. 7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ............... 8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ........................................... 9


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ...........................................10
Item 2.      Changes in Securities    .......................................10
Item 3.      Defaults Upon Senior Securities    .............................10
Item 4.      Submission of Matters to a Vote of Security Holders    .........10
Item 5.      Other Information    ...........................................10
Item 6.      Exhibits and reports on Form 8-K    ............................11

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                   As of September 30, 1999 and December 31, 1998


                                              Sept 30, 1999       Dec 31, 1998
                                             ---------------    ---------------
Assets
Cash and due from banks                      $    5,732,737     $    5,313,475
Federal funds sold                                        0          2,323,000
Securities (fair value:  1999,
  $40,836,678; 1998, $43,239,752)                41,574,196         43,081,952
Loans, net of unearned discounts                113,970,587         95,933,498
   Less allowance for loan losses                (1,964,445)          (925,171)
                                             ---------------    ---------------
           Net loans                         $  112,922,620     $   95,008,327
Bank premises and equipment, net                  3,976,458          4,117,903
Other assets                                      3,715,789          3,279,902
                                             ---------------    ---------------
           Total assets                      $  167,921,800     $  153,124,559
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   25,005,831     $   21,289,370
       Interest bearing demand deposits,
          money market and savings accounts      53,375,636         50,933,486
       Time deposits                             56,439,089         57,987,032
                                             ---------------    ---------------
          Total deposits                     $  134,820,556     $  130,209,888
    Federal funds purchased and securities
       sold under agreements to repurchase       10,197,792            695,915
    Federal Home Loan Bank advances               5,000,000          5,000,000
    Other liabilities                               896,320          1,025,255
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  150,914,668     $  136,931,058
                                             --------------     ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 1999, 1,424,326; issued
         1998, 1,418,341 shares                   3,560,815          3,545,853
    Surplus                                       2,451,838          2,307,615
    Retained Earnings                            11,122,966         10,262,104
    Accumulated other comprehensive income         (128,487)            77,929
                                             ---------------    ---------------
           Total shareholders' equity        $   17,007,132     $   16,193,501
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  167,921,800     $  153,124,559
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                  For the Periods Ended September 30, 1999 and 1998


                                                     Three Months Ended                 Nine Months Ended
                                                        September 30                       September 30
                                                     1999             1998              1999             1998
                                                ---------------  ---------------   ---------------  ---------------
    Interest Income
      Interest and fees on loans                $    2,222,801   $    1,837,649    $    6,265,983   $    5,327,780
      Interest on federal funds sold                       826           26,820            14,426           92,414
      Interest on securities held to maturity:
          Taxable interest income                      297,335          496,989           864,020        1,489,112
          Interest income exempt from
            federal income taxes                       117,959           58,707           324,538          145,168
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      141,471           28,191           461,699          112,150
          Interest income exempt from
             federal income taxes                        7,106                0            17,970                0
          Dividends                                     28,291           18,400            78,319           51,098
      Interest on deposits in banks                        407              444               898            1,514
                                                ---------------  ---------------   ---------------  ---------------
                Total interest income           $    2,816,196   $    2,467,200    $    8,027,853   $    7,219,236
                                                ---------------  ---------------   ---------------  ---------------
    Interest Expense
      Interest on deposits                      $      999,097   $    1,082,540    $    2,896,336   $    3,148,836
      Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                 75,455            4,297           132,476            6,130
      Interest on Federal Home Loan
          Bank advances                                 63,122                0           187,308                0
                                                ---------------  ---------------   ---------------  ---------------

                Total interest expense          $    1,137,674   $    1,086,837    $    3,216,120   $    3,154,966
                                                ---------------  ---------------   ---------------  ---------------

                Net interest income             $    1,678,522   $    1,380,363    $    4,811,733   $    4,064,270
      Provision For Loan Losses                         80,000           65,000           230,000          202,500
                                                ---------------  ---------------   ---------------  ---------------

                Net interest income after
                provision for loan losses       $    1,598,522   $    1,315,363    $    4,581,733   $    3,861,770
                                                ---------------  ---------------   ---------------  ---------------

    Other Income
      Trust Department income                   $       99,602   $       85,334    $      263,788   $      261,694
      Service charges on deposits                      192,150          137,670           475,556          409,764
      Other service charges and fees                   252,553           93,990           668,612          260,279
      Gain (loss) on equity investment                  (4,194)          (1,774)           (7,511)          (3,284)
      Other operating income                            28,831          128,082            90,426          330,566
                                                ---------------  ---------------   ---------------  ---------------

                                                $      568,942   $      443,302         1,490,871        1,259,019
                                                ---------------  ---------------   ---------------  ---------------
    Other Expenses
      Salaries and wages                        $      683,186   $      594,866    $    1,993,103   $    1,726,812
      Pension and other employee benefits              140,987          149,884           341,499          440,171
      Occupancy expenses                               103,563           69,970           324,565          277,493
      Equipment expenses                               139,621          113,511           406,478          358,746
      Stationary and supplies                           49,460           34,728           150,484          141,929
      Postage                                           34,164           30,332           103,535           96,080
      Credit card expense                               52,744           35,724           130,459          118,836
      Bank franchise tax                                25,692           31,793            75,948           79,793
      ATM network fees                                  63,130           30,083           131,389           69,147
      Other operating expenses                         255,592          210,542           756,761          609,491
                                                ---------------  ---------------   ---------------  ---------------

                                                $    1,548,139   $    1,301,433    $    4,414,221   $    3,918,498
                                                ---------------  ---------------   ---------------  ---------------

               Income before income taxes       $      619,325   $      457,232    $    1,658,383   $    1,202,291
    Income Tax Expense                                 163,979          108,831           399,825          262,394
                                                ---------------  ---------------   ---------------  ---------------

                Net Income                      $      455,346   $      348,401    $    1,258,558   $      939,897
                                                ===============  ===============   ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.32   $         0.25    $         0.89   $         0.67
                                                ===============  ===============   ===============  ===============

                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
               For the Nine Months Ended September 30, 1999 and 1998


                                                                                 Accumulated
                                                                                    Other
                                         Common                     Retained    Comprehensive Comprehensive
                                         Stock        Surplus       Earnings    Income (Loss)     Income          Total
                                      ------------  ------------  ------------  ------------   ------------   --------------
Balance, December 31, 1997            $ 3,521,213   $ 2,107,826   $ 9,419,266   $     9,810                   $  15,058,115
Comprehensive income:
  Net income                                                          939,897                  $   939,897          939,897
  Other comprehensive income:
    Unrealized gain on
      securities available for
      sale, net of deferred
      income taxes of $17,964                                                         34,872         34,872           34,872
                                                                                               ------------
  Total comprehensive income                                                                   $   974,769
                                                                                               ============
  Issuance of common stock, dividend
    investment plan (5,683 shares)         14,208       124,321                                                     138,529
  Dividends declared ($0.16 per share)                               (338,499)                                     (338,499)
  Fractional shares purchased                  (7)          (76)                                                        (83)
                                      ------------  ------------  ------------  ------------                  --------------
Balance, September 30, 1998           $ 3,535,414   $ 2,232,071   $10,020,664   $    44,682                   $  15,832,831
                                      ============  ============  ============  ============                  ==============

Balance, December 31, 1998            $ 3,545,853   $ 2,307,615   $10,262,104   $    77,929                     $16,193,501
Comprehensive income:
  Net income                                                        1,258,558                  $ 1,258,558        1,258,558
  Other comprehensive income:
    Unrealized (loss) on
      securities available for
      sale, net of deferred
      income taxes of $106,336                                                     (206,416)      (206,416)        (206,416)
                                                                                                ------------
  Total comprehensive income                                                                    $ 1,052,142
                                                                                                ============
  Issuance of common stock, dividend
    investment plan (5,991 shares)          14,976      144,375                                                     159,351
  Dividends declared ($0.28 per share)                                (397,696)                                    (397,696)
  Fractional shares purchased                  (14)        (152)                                                       (166)
                                       ------------  ------------  ------------  -----------                    ------------
Balance, September 30, 1999            $ 3,560,815  $ 2,451,838    $11,122,966   $ (128,487)                    $17,007,132
                                       ============  ============  ============  ===========                   =============

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Nine Months Ended September 30, 1999 and 1998

                                                         Nine Months Ended
                                                           September 30
                                                      1999             1998
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $  1,258,558    $    939,897
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      335,304         276,209
    Amortization of intangible assets                   42,149          38,113
    Loss on equity investment                            7,511           3,284
    Provision for loan losses                          230,000         202,500
    Premium amortization (discount accretion)
     on securities, net                                 60,516          (8,375)
    Changes in assets and liabilities:
      (Increase) in other assets                      (523,798)       (100,787)
      (Decrease) in other liabilities                  (22,599)        (46,533)
                                                  -------------   -------------
      Net cash provided by operating activities   $  1,387,641    $  1,304,308
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  6,793,349    $ 17,394,343
  Proceeds from maturities and principal
   payments on securities available for sale         4,123,775       2,132,000
  Purchases of securities held to maturity          (8,453,579)    (23,217,798)
  Purchases of securities available for sale        (1,329,057)       (460,688)
  Purchases of bank premises and equipment            (155,608)       (333,260)
  Proceeds from sale of other real estate owned              0               0
  Net (increase) decrease in loans                 (18,144,293)     (8,615,879)
                                                  -------------   -------------
      Net cash (used in) investing activities     $(17,165,413)   $(13,101,282)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $  6,158,611    $  5,474,887
  Net increase (decrease) in certificates
     of deposits                                    (1,547,943)      2,212,712
  Net increase in federal funds purchased and
   securities sold under agreements to repurchase    9,501,877       1,766,911
  Cash dividends paid                                 (238,345)       (199,970)
  Fractional shares purchased                             (166)            (83)
                                                  -------------   -------------
      Net cash provided by financing activities   $ 13,874,034    $  9,254,457
                                                  -------------   -------------
      Increase (decrease) in cash and
        cash equivalents                          $ (1,903,738)   $ (2,542,518)

Cash and Cash Equivalents
  Beginning                                          7,636,475       7,542,309
                                                  -------------   -------------
  Ending                                          $  5,732,737    $  4,999,791
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:

    Interest                                      $  3,251,490    $  3,283,453
                                                  =============   =============
    Income taxes                                  $    505,627    $    157,073
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $    159,351    $    138,529
                                                  =============   =============
   Unrealized gain (loss) on securities
    available for sale                            $   (312,752)   $     52,836
                                                  =============   =============
   Other real estate acquired in
    Settlement of loans                           $          0    $     16,495
                                                  =============   =============

                         EAGLE FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals from interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations and cash flows for the three months and nine months ended September 30, 1999 and 1998. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1998.

(3) The results of operations for the three and nine month periods ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of September 30, 1999 and December 31, 1998, are:

                                       Sep 30, 1999             Dec 31, 1998
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      121,982           $      121,981
Obligations of U.S. government
 corporations and agencies                3,510,100                6,490,582
Mortgage-backed securities                9,990,102               10,609,645
Obligations of states and political
 subdivisions                            16,651,672               11,445,246
                                     --------------           --------------
                                     $   30,273,856           $   28,667,454
                                     ==============           ==============

                                      Sep 30, 1999             Dec 31, 1998
                                       Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $      126,155           $      132,256
Obligations of U.S. government
 corporations and agencies                3,471,250                6,577,962
Mortgage-backed securities                9,710,621               10,588,410
Obligations of states and political
 subdivisions                            16,228,312               11,526,626
                                     --------------           --------------
                                     $   29,536,338           $   28,825,254
                                     ==============           ==============

                                      Sep 30, 1999             Dec 31, 1998
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    4,153,346           $    5,150,116
Mortgage-backed securities                4,988,611                7,421,338
Obligations of states and political
 Subdivisions                               687,172                  497,157
Other                                     1,665,888                1,227,812
                                     --------------           --------------
                                     $   11,495,017           $   14,296,423
                                     ==============           ==============

                                      Sep 30, 1999             Dec 31, 1998
                                       Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    4,146,927           $    5,226,059
Mortgage-backed securities                4,859,609                7,438,446
Obligations of states and political
 Subdivisions                               662,341                  498,268
Other                                     1,631,463                1,251,725
                                     --------------           --------------
                                     $   11,300,340           $   14,414,498
                                     ==============           ==============

(5) Net loans at September 30, 1999 and December 31, 1998 are summarized as follows (In Thousands):

                                              Sep 30, 1999        Dec 31, 1998
                                            ---------------     ---------------
Loans secured by real estate:
  Construction and land development         $        3,055      $        2,168
  Secured by farmland                                6,679               3,565
  Secured by 1-4 family residential                 59,326              51,444
  Nonfarm, nonresidential loans                     19,649              16,902
Loans to finance agricultural production               545                 745
Commercial and industrial loans                      9,055               6,463
Loans to individuals                                14,344              13,603
Loans to U.S. state and political
 subdivisions                                        1,275               1,093
All other loans                                         95                 100
                                            ---------------     ---------------
Gross loans                                 $      114,023      $       96,083

Less:
  Unearned income                                      (52)               (150)
  Allowance for loan losses                         (1,048)               (925)
                                            ---------------     ---------------
Loans, net                                  $      112,923      $       95,008
                                            ===============     ===============

(6)     Allowance for Loan Losses

                                             Sep 30, 1999      Sep 30, 1998      Dec 31, 1998
                                            --------------    --------------    --------------
Balance, beginning                          $     925,171     $     748,558     $     748,558
Provision charged to operating expense            230,000           202,500           371,886
Recoveries added to the allowance                  80,978            82,551            98,208
Loan losses charged to the allowance             (188,182)         (203,633)         (293,481)
                                            --------------    --------------    --------------
Balance, ending                             $   1,047,967     $     829,976     $     925,171
                                            ==============    ==============    ==============

(7)     New Accounting Pronouncements

There are no new accounting pronouncements to disclose within this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first nine months of 1999 and 1998 was $1,258,558 and $939,897, respectively. This is an increase of $318,661 or 33.90%. Net interest income after provision for loan losses for the first nine months of 1999 and 1998 was $4,581,733 and $3,861,770, respectively. This is an increase of $719,963 or 18.64%. Total other income increased $231,852 or 18.42% from $1,259,019 for the first nine months of 1998 to $1,490,871 for the first nine months of 1999. Total other expenses increased $495,723 or 12.65% from $3,918,498 during the first nine months of 1998 to $4,414,221 during the first nine months of 1999.

Earnings per common share outstanding (basic and diluted) was $0.89 and $0.67 for the nine months ended September 30, 1999 and 1998, respectively. Annualized return on average assets for the nine month periods ended September 30, 1999 and 1998 was 1.07% and 0.91%, respectively. Annualized return on average equity for the nine month periods ended September 30, 1999 and 1998 was 10.14% and 8.14%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the nine month periods ended September 30, 1999 and 1998 increased $27,500 from $202,500 in 1998 to $230,000 in 1999. The allowance for loan losses increased $122,796 or 13.27% during the first nine months of 1999 from $925,171 at December 31, 1998 to $1,047,967 at September 30, 1999. The
allowance as a percentage of total loans decreased from 0.96% as of December 31, 1998 to 0.92% as of September 30, 1999. The Company had net charge-offs of $107,204 and $121,082 for the first nine months of 1999 and 1998, respectively. The ratio of net charge-offs to average loans decreased from 0.15% for the first nine months of 1998 to 0.10% for the first nine months of 1999.

The coverage of the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest increased from 154.36% at December 31, 1998 to 230.93% at September 30, 1999. Loans past due greater than 90 days and still accruing interest decreased from $372,101 at December 31, 1998 to $315,601 at September 30, 1999.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of September 30, 1999 was $860,639. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $14.8 million or 9.66% from $153.1 million at December 31, 1998 to $167.9 million at September 30, 1999. Securities decreased $1.5 million or 3.50% during the first nine months of 1999 from $43.1 million at December 31, 1998 to $41.6 million at September 30, 1999. Loans, net of unearned discounts increased $18.1 million or 18.80% during the same period from $95.9 million at December 31, 1998 to $114.0 million at September 30, 1999.

Total liabilities increased $14.0 million or 10.21% during the first nine months of 1999 from $136.9 million at December 31, 1998 to $150.9 million at September 30, 1999. Total deposits increased $4.6 million or 3.54% during the same period from $130.2 at December 31, 1998 to $134.8 million at September 30, 1999. Total shareholders' equity increased $0.8 million or 5.02% during the first nine months of 1999 from $16.2 million at December 31, 1998 to $17.0 million at September 30, 1999.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $0.52 or 4.55% from $11.42 per share at December 31, 1998 to $11.94 per share at September 30, 1999. During 1998 the Company paid $0.33 per share in dividends. The Company's 1999 total dividends for the first three quarters was $0.28 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $40.6 million at September 30, 1999 and $44.3 million at December 31, 1998. These represent 26.91% and 32.38% of total liabilities as of September 30, 1999 and December 31, 1998, respectively.

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

               None.

Item 2.      Changes in securities.

               None.

Item 3.      Defaults upon senior securities.

               None.

Item 4.      Submission of matters to a vote of security holders.

               None.

Item 5.      Other Information.

               None.

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

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          November 12, 1999      /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President, Chief Executive
                                    Officer, and Treasurer


Date:          November 12, 1999      /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary