Form 10-K405
period 1999-12-31
EAGLE FINANCIAL SERVICES INC
filed 2000-03-30
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  -------------

For the fiscal year ended                Commission File Number 0-20146
December 31, 1999

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

       PAGE     1      OF     64     PAGES.      Exhibit index on page   37   .
             ------         ------                                     ------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 24, 2000 was $36,782,928. The aggregate market value of the stock was computed using a market rate of $28.00 per share.

     The number of shares of Registrant's Common Stock outstanding as of March 24, 2000 was 1,435,016.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference in Parts I, II, and IV of this Form 10-K.

(2) Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                          EAGLE FINANCIAL SERVICES, INC.
                               INDEX TO FORM 10-K
                                                                            Page
                                                                          ------
PART I

Item 1.          Business.................................................     3
Item 2.          Properties...............................................    17
Item 3.          Legal Proceedings........................................    17
Item 4.          Submission of Matters to a Vote of Security Holders......    17

PART II

Item 5.          Market for Registrant's Common Equity and
                   Related Shareholder Matters............................    18
Item 6.          Selected Financial Data..................................    19
Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................    20
Item 7A.         Quantitative and Qualitative Disclosures about
                 Market Risk..............................................    33
Item 8.          Financial Statements and Supplementary Data..............    33
Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................    33

PART III

Item 10.         Directors and Executive Officers of the Registrant.......    34
Item 11.         Executive Compensation...................................    34
Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management....  ...................................    34
Item 13.         Certain Relationships and Related Transactions...........    34

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K...................................    35

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

          The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies. The Bank also offers a wide variety of trust services to customers. During 1999 the Bank expanded its internet web site to offer internet banking. Customers may utilize the site to perform inquiries on account balances and activity, transfer funds among deposit and loan accounts, and pay bills online. During 1997 the Bank formed Eagle Investment Services, a division of the Bank which sells non-deposit investment products through a third party provider, UVEST Investment Services. During 1997 the Bank also formed Eagle Home Funding, a wholly owned subsidiary of the Bank, which offered secondary market mortgage products. This subsidiary has been dissolved and the operations of Eagle Home Funding have been merged into the Bank's loan department during the first quarter of 2000.

          The Bank's main office is located in Berryville, Clarke County, Virginia, and it operates branch offices in Boyce, Jubal Early Drive in Winchester, Piccadilly Street in Winchester, Senseny Road in Frederick County and in Stephens City. Clarke and Frederick Counties and the City of Winchester are the Bank's primary trade area. Within its primary trade area, the Bank competes with numerous large and small financial institutions, credit unions, insurance companies and other non-bank competitors. Eagle Home Funding is currently located at 615 Jubal Early Drive in Winchester, in the same retail center as the Jubal Early branch, however, this office will vacated before the expiration of the lease on June 30, 2000.

          The Bank had twenty-seven officers, fifty-eight other full-time and ten part-time employees as of December 31, 1999. None of the Bank's employees are represented by a union or covered under a collective bargaining agreement. Employee relations have been good.

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
Table 10             Maturities of Certificates of Deposit of $100,000 and More
Table 11             Risk Based Capital Ratios
Table 12             Interest Rate Sensitivity Schedule



                           Table 1  -  Average Balances, Income/Expenses and Average Rates
                                       (In Thousands) (Fully Taxable Equivalent)
                                         1999                                 1998
                            ---------------------------------    ---------------------------------
                            Average     Income/      Average     Average     Income/      Average
                            Balances    Expense       Rate       Balances    Expense       Rate
                            ---------   ---------   ---------    ---------   ---------   ---------
ASSETS:
  Loans
    Taxable                 $105,436    $  8,601        8.16%    $ 83,536    $  7,189        8.61%
    Tax-exempt (1)             1,427         103        7.22%       1,440         109        7.57%
    Non-accrual                  227           0        0.00%         352           0        0.00%
                            ---------   ---------                ---------   ---------
      Total Loans           $107,090    $  8,704        8.13%    $ 85,328    $  7,298        8.55%
                            ---------   ---------                ---------   ---------
  Securities
    Taxable                 $ 30,555    $  1,863        6.10%    $ 35,765    $  2,149        6.01%
    Tax-Exempt (1)            10,911         708        6.49%       4,966         333        6.71%
                            ---------   ---------                ---------   ---------
      Total Securities      $ 41,466    $  2,571        6.20%    $ 40,731    $  2,482        6.09%
                            ---------   ---------                ---------   ---------
  Deposits in banks         $     38    $      1        2.63%    $     41    $      2        4.88%
                            ---------   ---------                ---------   ---------
  Federal funds sold        $    217    $     15        6.91%    $  2,090    $    114        5.45%
                            ---------   ---------                ---------   ---------
      Total Earning Assets  $148,811    $ 11,291        7.59%    $128,190    $  9,896        7.72%
                                        =========                            =========
  Less: Reserve for
    loan losses                 (987)                                (800)
  Cash and due from banks      5,845                                4,985
  Bank premises and
    equipment, net             4,024                                4,127
  Other assets                 3,307                                3,413
                            ---------                            ---------
       Total Assets         $161,000                             $139,915
                            =========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits         $ 22,343    $      0                 $ 18,443    $      0
                            ---------   ---------                ---------   ---------
    NOW accounts            $ 19,120    $    330        1.73%    $ 16,365    $    325        1.99%
    Money market accounts     19,460         568        2.92%      17,488         553        3.16%
    Savings accounts          15,178         339        2.23%      13,773         330        2.40%
    Time deposits             57,383       2,768        4.82%      56,604       2,971        5.25%
                            ---------   ---------                ---------   ---------
    Total Interest-
      Bearing Deposits      $111,141    $  4,005        3.60%    $104,230    $  4,179        4.01%
  Fed funds purchased and
    securities sold under
     agreements to repurchase  4,754         230        4.84%         305          14        4.59%
  Federal Home Loan
    Bank advances              5,000         250        5.00%         233          12        5.15%
                            ---------   ---------                ---------   ---------
    Total Interest-
      Bearing Liabilities   $120,895    $  4,485        3.71%    $104,768    $  4,205        4.01%
                            ---------   ---------                ---------   ---------
  Other Liabilities         $  1,050                             $  1,160
                            ---------                            ---------
  Shareholders' Equity      $ 16,712                             $ 15,544
                            ---------                            ---------
    Total Liabilities &
      Shareholders' Equity  $161,000                             $139,915
                            =========                            =========

Net interest spread                                     3.88%                                3.71%
Interest expense as a percent
  of average earning assets                             3.01%                                3.28%
Net interest margin                                     4.57%                                4.44%

(1) Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.


Average Balances, Income/Expenses and Average Rates (continued)
(In Thousands) (Fully Taxable Equivalent)



                                         1997
                            ---------------------------------
                            Average     Income/      Average
                            Balances    Expense       Rate
                            ---------   ---------   ---------
ASSETS:
  Loans
    Taxable                 $ 81,525    $  7,184        8.81%
    Tax-exempt (1)             1,389         107        7.70%
    Non-accrual                  495           0        0.00%
                            ---------   ---------
      Total Loans           $ 83,409    $  7,291        8.74%
                            ---------   ---------
  Securities
    Taxable                 $ 28,671    $  1,809        6.31%
    Tax-Exempt (1)             3,106         219        7.05%
                            ---------   ---------
      Total Securities      $ 31,777    $  2,028        6.38%
                            ---------   ---------
  Deposits in banks         $      0    $      0        0.00%
                            ---------   ---------
  Federal funds sold        $  1,793    $    101        5.63%
                            ---------   ---------
      Total Earning Assets  $116,979    $  9,420        8.05%
                                        =========
  Less: Reserve for
    loan losses                 (817)
  Cash and due from banks      4,643
  Bank premises and
    equipment, net             4,122
  Other assets                 3,209
                            ---------
       Total Assets         $128,136
                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits         $ 15,846    $      0
                            ---------   ---------
    NOW accounts            $ 15,062    $    309        2.05%
    Money market accounts     16,709         520        3.11%
    Savings accounts          13,956         341        2.44%
    Time deposits             50,655       2,729        5.39%
                            ---------   ---------
      Total Interest-
        Bearing Deposits    $ 96,382    $  3,899        4.05%
    Fed funds purchased and
      securities sold under
      agreements to repurchase   115           5        4.35%
    Federal Home Loan
      Bank advances                0           0        0.00%
                            ---------   ---------
      Total Interest-
        Bearing Liabilities $ 96,497    $  3,904        4.05%
                            ---------   ---------
  Other Liabilities         $  1,143
                            ---------
  Shareholders' Equity      $ 14,650
                            ---------
    Total Liabilities &
      Shareholders' Equity  $128,136
                            =========

Net interest spread                                     4.00%
Interest expense as a percent
  of average earning assets                             3.34%
Net interest margin                                     4.72%

(1)      Income and rates on non-taxable assets are computed on a tax equivalent basis using a federal tax rate of 34%.


                           Table 2  -  Rate/Volume Variance (In Thousands)

                               1999 Compared to 1998                 1998 Compared to 1997
                           --------------------------------------------------------------------
                                       Due to     Due to                     Due to     Due to
                            Change     Volume      Rate           Change     Volume      Rate
                           --------   --------   --------        --------   --------   --------
INTEREST INCOME:
Loans; taxable             $ 1,412    $ 1,764    $  (352)        $    (9)   $   729    $  (738)
Loans; tax-exempt               (6)        (1)        (5)             24          4         20
Securities; taxable           (286)      (319)        33             340        421        (81)
Securities; tax-exempt         375        386        (11)            114        124        (10)
Deposits in banks               (1)        (1)         0               2          2          0
Federal funds sold             (99)      (141)        42              13         16         (3)
                           --------   --------   --------        --------   --------   --------
    Total Interest Income  $ 1,395    $ 1,688    $  (293)         $  484    $ 1,296    $  (812)
                           --------   --------   --------        --------   --------   --------
INTEREST EXPENSE:
NOW accounts               $     5    $    22    $   (17)        $    16    $    24    $    (8)
Money market accounts           15         46        (31)             33         25          8
Savings accounts                 9         29        (20)            (11)        (5)        (6)
Time deposits                 (203)        41       (244)            242        311        (69)
Federal funds purchased and
  securities sold under
  agreements to repurchase     216        216          0               9          9          0
Federal Home Loan
  Bank advances                238        238          0              12         12          0
                           --------   --------   --------        --------   --------   --------
    Total Interest Expense $   280    $   592    $  (312)        $   301    $   376    $   (75)
                           --------   --------   --------        --------   --------   --------
Net Interest Income        $ 1,115    $ 1,096    $    19         $   183    $   920    $  (737)
                           --------   --------   --------        --------   --------   --------

                           Table 3  -  Analysis of Allowance for Loans Losses
                                       (In Thousands)

                                                     Year Ended
                                                     December 31
                                 ------------------------------------------------------
                                  1999        1998       1997        1996        1995
                                 -------     -------    -------     -------     -------
Allowance for Loan
  Losses, January 1              $  925      $  749     $  914      $  828      $  808
Loans Charged-Off:
   Commercial, financial
     and agricultural            $   73      $    1     $    4      $    0      $  144
   Real estate-construction
     and development                  0           0          0           0           0
   Real estate-mortgage              27           7         42           0           0
   Consumer                         137         286        640         267         130
                                 -------     -------    -------     -------     -------
    Total Loans Charged-Off      $  237       $ 294     $  686      $  267      $  274
                                 -------     -------    -------     -------     -------
Recoveries:
   Commercial, financial
     and agricultural            $    0      $    0     $    1      $    6      $   10
   Real estate-construction
     and development                  0           0          0           0           0
   Real estate-mortgage               1           4          4           0           0
   Consumer                          99          94         39          57          44
                                 -------     -------    -------     -------     -------
    Total Recoveries             $  100      $   98     $   44      $   63      $   54
                                 -------     -------    -------     -------     -------
    Net Charge-Offs              $  137      $  196     $  642      $  204      $  220
                                 -------     -------    -------     -------     -------
Provision for Loan Losses        $  335      $  372     $  477      $  290      $  240
                                 -------     -------    -------     -------     -------
Allowance for Loan
  Losses, December 31            $1,123       $ 925      $ 749      $  914      $  828
                                 =======     =======    =======     =======     =======
   Ratio of Net Charge-Offs
   to Average Loans:               0.13%       0.23%      0.77%       0.24%       0.26%
                                 =======     =======    =======     =======     =======


                           Table 4  -  Allocation of Allowance for Loan Losses
                                       (In Thousands)

                                1999                    1998                    1997
                        ----------------------   ----------------------   ----------------------
                        Allowance   Percentage   Allowance   Percentage   Allowance   Percentage
                        for Loan     of Total    for Loan     of Total    for Loan     of Total
                         Losses       Loans       Losses       Loans       Losses       Loans
                        ----------  ----------   ----------  ----------   ----------  ----------
Commercial, financial,
   and agricultural     $     374         9.5%   $     352         8.8%   $     323         8.8%
Real Estate: mortgage         187        78.7%         110        77.2%         125        74.0%
Consumer                      562        11.8%         463        14.0%         301        17.2%
                        ----------               ----------               ----------
                        $   1,123                $     925                $     749
                        ==========               ==========               ==========

                           Table 5  -  Loan Portfolio (In Thousands)

                                                             December 31
                                         ----------------------------------------------------
                                           1999       1998       1997       1996       1995
                                         ---------  ---------  ---------  ---------  ---------
Loans secured by real estate:
  Construction and land development      $  4,138    $ 2,168    $   588    $ 1,434    $     0
  Secured by farmland                       6,057      3,565      3,700      4,013      4,112
  Secured by 1-4 family residential        64,566     51,444     44,863     45,156     41,411
  Nonfarm, nonresidential loans            23,457     16,902     11,141      9,518     10,372
Loans to farmers (except secured
  by real estate)                             495        745        770      1,446      1,605
Commercial and industrial loans
  (except those secured by real estate)     9,952      6,463      5,116      6,145      6,349
Loans to individuals (except those
  secured by real estate)                  14,745     13,603     14,458     19,633     22,508
All other loans                             1,445      1,193      1,251      1,732      1,239
                                         ---------  ---------  ---------  ---------  ---------
      Total loans                         124,855     96,083     81,887     89,077     87,596

Less:  Unearned discount                      (37)      (150)      (462)    (1,207)    (1,725)
                                         ---------  ---------  ---------  ---------  ---------
     Total Loans, Net                    $124,818    $95,933    $81,425    $87,870    $85,871
                                         =========  =========  =========  =========  =========

                           Table 6  -  Maturity Schedule of Selected Loans
                                       (In Thousands)

                                                   After
                                                   1 Year
                                      Within       Within        After
                                      1 Year       5 Years      5 Years       Total
                                      ---------    ---------    ---------    ---------
Loans secured by real estate          $ 17,050     $ 50,649     $ 30,519     $ 98,218
Agricultural production loans              248          243            0          491
Commercial and industrial loans          5,180        4,670          102        9,952
Consumer loans                           2,523       10,806        1,383       14,712
All other loans                             51        1,394            0        1,445
                                      ---------    ---------    ---------    ---------
                                      $ 25,052     $ 67,762     $ 32,004     $124,818
                                      =========    =========    =========    =========
For maturities over one year:
     Floating rate loans                            $ 1,748     $  7,320     $  9,068
     Fixed rate loans                                66,014       24,684       90,698
                                                   ---------    ---------    ---------
                                                   $ 67,762     $ 32,004     $ 99,766
                                                   =========    =========    =========

                           Table 7  -  Non-Performing Assets (In Thousands)

                                                         December 31,
                                     ------------------------------------------
                                      1999     1998     1997     1996     1995
                                     ------   ------   ------   ------   ------
Nonaccrual loans                     $  156   $  227   $  437   $    0   $  430
Restructured loans                        0        0        0        0        0
Other real estate owned                 109        0      190       47       47
                                     ------   ------   ------   ------   ------
  Total Non-Performing Assets        $  265   $  227   $  627   $   47   $  477
                                     ======   ======   ======   ======   ======

Loans past due 90 days
  accruing interest                  $  642   $  372   $  614   $  967   $1,694
                                     ======   ======   ======   ======   ======

Allowance for loan losses to
  period end loans                    0.90%    0.96%    0.92%    1.04%    0.96%

Non-performing assets to
  period end loans and other
  real estate owned                   0.21%    0.24%    0.77%    0.05%    0.52%

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


                           Table 8  -  Maturity Distribution and Yields of Securities
                                       (In Thousands)

                                   Due  in one year       Due after 1         Due after 5
                                        or less         through 5 years     through 10 years
                                   ----------------    ----------------     ----------------
                                    Amount    Yield     Amount    Yield      Amount    Yield
                                   -------    -----    -------    -----     -------    -----
Securities held to maturity:
   U.S. Treasury securities        $     0    0.00%    $     0    0.00%     $   122    7.63%
   Obligations of U.S. government
    corporations and agencies            0    0.00%      3,508    5.86%           0    0.00%
   Mortgage-backed securities            0    0.00%      3,581    6.40%       3,178    6.09%
   Obligations of states and
    political subdivisions,
    taxable                            726    6.57%      3,964    6.19%         980    6.03%
                                   -------             -------              -------
    Total taxable                      726              11,053                4,280

   Obligations of states and
    political subdivisions,
    tax-exempt (1)                     730    6.55%      2,822    6.66%       6,584    6.32%
                                   -------             -------              -------
    Total                          $ 1,456             $13,875              $10,864
                                   -------             -------              -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies      $   999    5.97%    $ 2,724    5.96%     $     0    0.00%
   Mortgage-backed securities        1,573    5.42%      1.243    5.89%       1,681    6.20%
   Other taxable securities              0    0.00%          0    0.00%           0    0.00%
                                   -------             -------              -------
    Total taxable                  $ 2,572             $ 3,967              $ 1,681
                                   -------             -------              -------
   Obligations of states and
    Political subdivision
    Tax-exempt                           0    0.00%          0     0.00%      1,049    7.11%
                                   -------             -------              -------
    Total                          $ 2,572             $ 3,967              $ 2,730
                                   -------             -------              -------
Total securities:                  $ 4,028             $17,842              $13,594
                                   =======             =======              =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


Maturity Distribution and Yields of Securities (continued)
(In Thousands)

                                      Due after
                                  10 years and
                                  Equity Securities         Total
                                   ----------------    ----------------
                                    Amount    Yield     Amount    Yield
                                   -------    -----    -------    -----
Securities held to maturity:
   U.S. Treasury securities        $     0    0.00%    $   122    7.63%
   Obligations of U.S. government
    corporations and agencies            0    0.00%      3,508    5.86%
   Mortgage-backed securities        2,852    6.42%      9,611    6.31%
   Obligations of states and
    political subdivisions,
    taxable                              0    0.00%      5,670    6.21%
                                   -------             -------
    Total taxable                    2,852              18,911

Obligations of states and
    political subdivisions,
    tax-exempt (1)                     440    6.44%     10,576    6.43%
                                   -------             -------
    Total                          $ 3,292             $29,487
                                   -------             -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies      $     0    0.00%    $ 3,723    5.96%
   Mortgage-backed securities            0    0.00%      4,497    5.84%
   Other taxable securities          1,832    6.83%      1,832    6.83%
                                   -------             -------
    Total taxable                  $ 1,832             $10,052
                                   -------             -------
   Obligations of state and
    Political subdivisions
    Tax-exempt                           0    0.00%      1,049    7.11%
                                   -------             -------
    Total                          $ 1,832             $11,101
                                   -------             -------
Total securities:                  $ 5,124             $40,588
                                   =======             =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


                           Table 9  -  Deposits and Rates Paid (In Thousands)

                                                    December 31
                            ---------------------------------------------------------------
                                   1999                 1998                 1997
                            -----------------    -----------------    -----------------
                             Amount     Rate      Amount     Rate      Amount     Rate
                            --------   ------    --------   ------    --------   ------
Noninterest-bearing         $ 22,883             $ 21,289             $ 17,774
                            --------             --------             --------
Interest-bearing:
   NOW accounts               20,267    1.73%      18,053    1.99%      15,796    2.05%
   Money market accounts      19,384    2.92%      18,922    3.16%      16,232    3.11%
   Regular savings accounts   15,494    2.23%      13,959    2.40%      13,572    2.44%
   Certificates of deposit:
     Less than $100,000       48,820    4.82%      37,540    5.16%      38,743    5.39%
     $100,000 and more        22,040    4.78%      20,477    5.46%      14,962    5.49%
                            --------             --------             --------
Total interest-bearing      $126,005    3.60%    $108,921    4.01%    $ 99,305    4.05%
                            --------             --------             --------
Total deposits              $148,888             $130,210             $117,079
                            ========             ========             ========


                           Table 10  -  Maturities of Certificates of Deposit and Other Time
                                        Deposits of $100,000 and More (In Thousands)
                          Within     Three to     Six to      One to       Over
                          Three        Six        Twelve       Five        Five
                          Months      Months      Months       Years       Years      Total
                         --------    --------    --------    --------    --------    --------
At December 31, 1999     $  8,893    $  5,203    $  7,238    $    706    $      0    $ 22,040
                         ========    ========    ========    ========    ========    ========


                           Table 11  -  Risk Based Capital Ratios (In Thousands)

                                                           December 31
                                                ----------------------------------
                                                  1999                      1998
                                                --------                  --------
Tier 1 Capital:
    Shareholders' Equity                        $ 17,084                  $ 15,563
Tier 2 Capital:
    Allowable Allowance for Loan Losses            1,123                       925
                                                --------                  --------
    Total Capital:                              $ 18,207                  $ 16,488
                                                ========                  ========
    Risk Adjusted Assets:                       $119,959                  $102,313
                                                ========                  ========
Risk Based Capital Ratios:
     Tier 1 to Risk Adjusted Assets               14.24%                    15.21%
     Total Capital to Risk Adjusted Assets        15.18%                    16.12%


                           Table 12  -  Interest Rate Sensitivity Schedule (In Thousands)
                                                         December 31, 1999
                                     ------------------------------------------------------
                                                     Mature or Reprice Within
                                     ------------------------------------------------------
                                                Over Three
                                                  Months        Over
                                      Three       Through     One Year     Over
                                      Months      Twelve      To Five      Five
                                      Or Less     Months       Years       Years       Total
                                     ---------   ---------   ---------   ---------   ---------
INTEREST-EARNING ASSETS:
   Loans (net of unearned income)    $ 24,743    $  9,378    $ 66,014    $ 24,683     $124,818
   Securities and other
    interest-earning assets             1,081       3,282      17,738      18,500       40,601
                                     ---------   ---------   ---------   ---------   ---------
    Total interest-earning assets    $ 25,824    $ 12,660    $ 83,752    $ 43,183     $165,419
                                     ---------   ---------   ---------   ---------   ---------

INTEREST-BEARING LIABILITIES:
   Certificates of deposit:
     $100,000 and more               $  8,893    $ 12,441    $    706    $      0    $ 22,040
     less than $100,000                 9,056      34,103       5,658           3      48,820
   Other deposits                      55,145           0           0           0      55,145
   Federal funds purchased and
     securities sold under
     agreements to repurchase           6,161           0           0           0       6,161
   Federal Home Loan Bank advances          0           0           0       5,000       5,000
                                     ---------   ---------   ---------   ---------   ---------
    Total interest-bearing
     liabilities                     $ 79,255    $ 46,544    $  6,364    $  5,003    $137,166
                                     ---------   ---------   ---------   ---------   ---------
   Interest sensitivity gap:
    Asset sensitive
    (Liability sensitive)            ($53,431)   ($33,884)   $ 77,388    $ 38,180    $ 28,253
                                     =========   =========   =========   =========   =========

   Cumulative interest rate gap:     $(53,431)   $(87,315)   $ (9,927)   $ 28,253
                                     =========   =========   =========   =========

   Ratio of cumulative gap to total
    interest earning assets:           -32.30%     -52.78%      -6.00%      17.08%
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

                    1999            1998            1997            Dividends Per Share
              ---------------------------------------------------------------------------
                High    Low     High    Low     High    Low        1999     1998     1997
              ---------------------------------------------------------------------------
1st Quarter   $28.00  $27.00  $25.00  $24.00  $22.00  $20.50      $0.09    $0.08    $0.08
2nd Quarter    29.00   28.00   26.00   25.00   23.00   22.00       0.09     0.08     0.08
3rd Quarter    28.00   28.00   27.00   26.00   24.00   23.00       0.10     0.08     0.08
4th Quarter    29.00   28.00   27.00   27.00   24.00   24.00       0.10     0.09     0.08

          The Company's dividend policy was changed during 1997 to pay quarterly dividends beginning February 15, 1997. The company has paid quarterly dividends during 1997, 1998 and 1999.

          The Registrant's future dividends will depend upon its earnings and financial condition and upon other factors not presently determinable. It is anticipated that the Registrant will obtain the funds needed for the payment of its dividends and expenses from the Bank in the form of dividends.

          There were 1,136 holders of record of the Registrant's Common Stock as of March 24, 2000.

Item 6.  Selected Financial Data.

The following Selected Financial Data for the five fiscal years ended December 31, 1999 should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements of the Registrant incorporated by reference in response to Item 8, Financial Statements and Supplementary Data.

                                                       Year Ended December 31
                           ------------------------------------------------------------------------
                               1999           1998           1997           1996           1995
Income Statement Data:     ------------   ------------   ------------   ------------   ------------
Interest Income            $ 11,014,989   $  9,746,590   $  9,310,237   $  9,402,870   $  8,726,902
Interest Expense              4,485,143      4,204,254      3,904,197      3,910,612      3,584,788
                           ------------   ------------   ------------   ------------   ------------
Net Interest Income        $  6,529,846   $  5,542,336   $  5,406,040   $  5,492,258   $  5,142,114
  Provision for
   Loan Losses                  335,000        371,886        476,667        290,000        240,000
                           ------------   ------------   ------------   ------------   ------------
Net Interest Income after
 Provision for Loan Losses $  6,194,846   $  5,170,450   $  4,929,373   $  5,202,258   $  4,902,114
Non-Interest Income           2,024,649      1,707,712      1,245,781      1,024,770        811,968
                           ------------   ------------   ------------   ------------   ------------
Net Revenue                $  8,219,495   $  6,878,162   $  6,175,154   $  6,227,028   $  5,714,082
Non-Interest Expense          5,982,827      5,099,167      4,690,999      4,378,387      3,976,155
                           ------------   ------------   ------------   ------------   ------------
Income before
 Income Taxes              $  2,236,668   $  1,778,995   $  1,484,155   $  1,848,641   $  1,737,927
Applicable Income Taxes         551,538        470,190        372,143        537,304        477,237
                           ------------   ------------   ------------   ------------   ------------
Net Income                 $  1,685,130   $  1,308,805   $  1,112,012   $  1,311,337   $  1,260,690
                           ============   ============   ============   ============   ============
Performance Ratios:

Return on Average Assets          1.05%          0.94%          0.87%          1.06%          1.12%
Return on Average Equity         10.08%          8.42%          7.59%          9.58%          9.94%
Shareholders' Equity
 to Assets                        9.79%         10.58%         11.30%         11.25%         10.80%
Dividend Payout Ratio            32.06%         35.60%         40.38%         31.86%         30.18%

Per Share Data (1):

Net Income, basic
 and diluted               $       1.18   $       0.93   $       0.79   $       0.94   $       0.91
Cash Dividends Declared            0.38           0.33           0.32           0.30           0.28
Book Value                        12.19          11.42          10.69          10.14           9.44
Market Price *                    29.00          27.00          24.00          20.50          18.75
Average Shares Outstanding    1,423,312      1,413,172      1,404,645      1,392,298      1,383,152

Balance Sheet Data:

Assets                     $178,377,761   $153,124,559   $133,239,401   $126,241,741   $121,492,853
Loans                       124,817,215     95,933,498     81,425,186     87,870,194     85,871,203
Securities                   40,857,858     43,081,952     37,418,780     26,089,574     26,618,148
Deposits                    148,888,478    130,209,888    117,079,355    111,087,867    105,612,562
Shareholders' Equity         17,460,848     16,193,501     15,058,115     14,196,856     13,120,419

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          The purpose of this discussion is to focus on the important factors affecting the Company's financial condition and results of operations. This discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements (including the notes thereto). The Company's Form 10-K may be obtained from the S.E.C.'s EDGAR Database on the internet or by request from the Company's transfer agent.

OVERVIEW

          During 1999 total assets of the company increased $25.3 million or 16.49% from $153.1 million at December 31, 1998 to $178.4 at December 31, 1999. Loan growth was funded through an increase in total deposits, primarily time deposits. Net loans increased $28.7 million or 30.19% from $95.0 million to $123.7 million at year end 1998 and 1999, respectively. Securities decreased $2.5 million or 5.79% from $43.1 million to $40.6 million at year 1998 and 1999, respectively. Total deposits of the Company increased from $130.2 million to $148.9 million, which represents an increase of $18.7 million or 14.35% from December 31, 1998 to December 31, 1999. Shareholders' equity increased $1.3 million or 7.83% during 1999 from $16.2 million to $17.5 million.
          For the year ended December 31, 1999, net income totaled $1.7 million, a $0.4 million or 28.75% increase over 1998 net income of $1.3 million. Earnings per share were $1.18, $0.93 and $0.79 for 1999, 1998 and 1997, respectively. This is a $0.14 or 17.72% increase in 1998 and a $0.25 or 26.88% increase for 1999. Return of average equity for 1999 was 10.08% as compared to 8.42% for 1998 and 7.59% in 1997. Return on average assets for 1999 was 1.05% as compared to 0.94% for 1998 and 0.87% for 1997. During the past five years, the Company has earned $6.7 million, resulting in an increase in shareholders' equity of 45.88%. The market value of the Company has risen steadily over the same period. The market value of the stock has increased from $17.50 per share to $29.00 over the same five year period which represents an increase of 65.71%.

NET INTEREST INCOME AND NET INTEREST MARGIN

          Net interest income, the difference between total interest income and total interest expense, is the Company's primary source of earnings. Net interest income increased $1.0 million or 17.82% in 1999 and increased $0.1 million or 2.52% in 1998 from $5.4 million in 1997, $5.5 million in 1998 and $6.5 million in 1999. The amount of net interest income is derived from the volume of earning assets, the rates earned on those assets, and the cost of funds. The difference between rates on earning assets and the cost of funds is measured by the net interest margin, which decrease from 4.72% in 1997 to 4.44% in 1998, then increased to 4.57% in 1999.
          Earning assets yielded 7.59% on a fully taxable equivalent basis in 1999 as compared to 7.72% in 1998 and 8.05% in 1997. The average rate on total loans decreased from 8.55% in 1998 to 8.13% in 1999 as compared to 8.74% in 1997. The total income earned on loans was $8.7 million as compared to $7.3 million for 1999 and 1998, respectively. Average loans increased $21.8 million or 25.56% from $85.3 million in 1998 to $107.1 million in 1999 as compared to an increase of $1.9 million or 2.30% from $83.4 million in 1997 to 1998. Interest earned on securities increased from $2.0 million in 1997 to $2.5 million in 1998 and $2.6 million in 1999, an increase of $0.5 million or 22.39% and $0.1 million or 3.59% in 1998 and 1999, respectively. The average balance of securities increased by $0.8 million or 1.80% in 1999 and $9.0 million or 28.18% in 1998 from $31.8 million, $40.7 million and $41.5 million in 1997, 1998 and 1999, respectively. The average rate on securities decreased from 6.38% in 1997 to
6.09 in 1998, then increased to 6.20% in 1999.
          Interest expense increased from $3.9 million for 1997 to $4.2 million in 1998 and $4.5 million in 1999. This represents an increase of $0.3 million or 7.71% in 1998 and $0.3 million or 6.66% in 1999. Average balances on interest-bearing liabilities increased by $16.1 million or 15.39% from $104.8 million in 1998 to $120.9 million in 1999. The average rate on interest-bearing liabilities has decreased from 4.05% in 1997 to 4.01% in 1998 and 3.71% in 1999. Interest expense as a percent of average earning assets decreased from 3.34% in 1997 to 3.28% in 1998 and 3.01% in 1999. Net interest spread decreased from 4.00% in 1997 to 3.71% in 1998, then increased to 3.88% in 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

          The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The provision for loan losses decreased $36,886 from $371,886 in 1998 to $335,000 in 1999 as compared to a decrease in 1998 of $104,781 from $476,667 in 1997. The ratio of net charge-offs to average loans was 0.13% for 1999 as compared to 0.23% in 1998 and 0.77% in 1997. The allowance for loan losses as a percentage of loans increased from 0.92% at the end of 1997 to 0.96% at the end of 1998, then decreased to 0.90% at the end of 1999. Charged-off loans decreased $56,180 or 19.14% and recoveries increased $1,538 or 1.57% in 1999 compared to 1998, which resulted in net charge-offs of $137,555 for 1999 and $195,273 for 1998.
          The coverage for the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest was 123.68% in 1999 as compared to 154.36% in 1998 and 60.35% in 1997. Loans 90 days past due and still accruing interest as a percentage of total loans, net unearned discount, decreased from 0.75% in 1997 to 0.39% in 1998, then increased to 0.51% in 1999. The amount of loans past due greater than 90 days and still accruing interest decreased from $614,410 in 1997 to $372,101 in 1998, then increased to $642,299 in 1999. Of the $642,299 in loans past due greater than 90 days, 78.42% are secured by real estate. The allowance for loan losses at year end covered net charge-offs 8.16 times in 1999 as compared to 4.74 times in 1998 and 1.17 times in 1997.
          The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methods utilized consider specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors.

OTHER INCOME AND EXPENSES

          Total other income increased $0.3 million or 18.56% from $1.7 million in 1998 to $2.0 million in 1999 and increased $0.5 million or 37.08% in 1998 from $1.2 million in 1997. Service charges on deposit accounts increased $112,174 or 20.55% from $545,782 in 1998 to $657,956 in 1999. This increase can be attributed to revising the Bank's fee schedule to cover increasing costs of providing certain services and handling certain transactions. Other service charges and fees realized an increase of $107,470 or 14.25% from $754,379 in 1998 to $861,849 in 1999. This increase can be attributed to commissions received from the sale of non-deposit investment products through Eagle Investment Services and fees generated from the Bank's ATM/debit card and credit card products.
          Total other expenses increased $0.9 million or 17.33% from $5.1 million in 1998 to $6.0 million in 1999 and increased $0.4 million or 8.70% in 1998 from $4.7 million in 1997. Salaries and wages increased $344,080 or 14.84% from $2,318,317 in 1998 to $2,662,397 in 1999. This increase can be attributed to changing the method by which annual salary adjustments are given to certain employees and the hiring of additional personnel. ATM network fees increased $93,031 or 130.68% from $71,188 in 1998 to $164,219 in 1999. This increase can be attributed to conversion costs from changing ATM network service providers during 1999.
          The efficiency ratio of the Company, a measure of its performance based upon the relationship between non-interest expense and operating income, was 69.46% in 1997, 68.90% in 1998 and 67.76% in 1999. It is management's objective to maintain an efficiency ratio at or below 68.00% for the Company.

INCOME TAXES

          Income tax expense was $551,538, $470,190, $372,143 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 24.66%, 26.43% and 25.07% for 1999, 1998 and 1997, respectively. Note 7 to the
Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company's actual income tax expense. In addition, Note 7 to the Consolidated Financial Statements provides information regarding the principal items giving rise to deferred taxes for 1999, 1998 and 1997.

LOAN PORTFOLIO

          The Company uses its funds primarily to support lending activities from which it derives the greatest amount of income. The objective is to invest 70% to 85% of total deposits in loans. The ratio of loans to deposits increased 10.15% and 4.13% in 1999 and 1998, respectively, from 69.55% in 1997 to 73.68%
in 1998 and 83.83% in 1999. Loans, net of unearned income increased $28.9 million or 30.11% from $95.9 million to $124.8 million at year end 1998 and 1999, respectively. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Loans secured by real estate were $98.2 million or 78.67% of total loans in 1999 and $74.1 million or 77.10% of total loans in 1998 which represents an increase of $24.1 million or 32.59% during the year. These loans are well-secured and based on conservative appraisals in a stable market. The Company generally does not make real estate loans outside its primary market area which consists of Clarke and Frederick Counties and the City of Winchester, all of which are located in the Northern Shenandoah Valley in the state of Virginia.

RISK ELEMENTS AND NON-PERFORMING ASSETS

          Non-performing assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonperforming assets were $265,365 and $227,256 on December 31, 1999 and 1998, respectively. This is an increase of $38,109 or 16.77%.
          Total loans past due 90 days or more and still accruing interest were $642,299 and $372,101 at December 31, 1999 and 1998, respectively. This is an increase of $270,198 or 72.61%. The loans past due 90 days or more and still accruing interest are primarily well-secured and in the process of collection and therefore, are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Any accrued interest would then be reversed and future accruals would be discontinued with interest income being recognized on a cash basis.
          The ratio of non-performing assets and other real estate owned to loans is expected to remain at its low level relative to the Company's peers. The amount of classified loans decreased from $2.4 million to $1.2 million for 1998 and 1999, respectively. These loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $243,550 in specific allocations for these loans as well as percentage allocations for classified assets without specific allocations.

SECURITIES

          The total amount of securities as of December 31, 1999 was $40.6 million compared to $43.1 million as of December 31, 1998. Securities decreased $2.5 million or 5.79% in 1999 from 1998. The decrease from 1998 to 1999 is due to loan growth using funds which would have otherwise been used to purchase securities. The Company continued to invest in Obligations of states and political subdivisions (municipal bonds). These securities increased $5.4 million or 44.81% from $11.9 in 1998 to $17.3 in 1999.
          The Company had $29.5 million and $28.7 million in securities classified as held to maturity in 1999 and 1998, respectively. The Company's available for sale securities totaled $11.1 million in 1999 and $14.4 million in 1998.
          The Company had an unrealized loss on available for sale securities in the amount of $197,223 in 1999 as compared to an unrealized gain in the amount $118,075 in 1998. This resulted in a total unrealized loss of $315,298. This unrealized loss can be attributed to the overall rise in interest rates during 1999. Unrealized gains or losses on available for sale securities are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect as accumulated other comprehensive income.

DEPOSITS

          Total deposits increased $18.7 million or 14.35% from $130.2 million in 1998 to $148.9 million in 1999. Noninterest bearing demand deposits increased $1.6 million or 7.49% from $21.3 in 1998 to $22.9 in 1999. Savings and interest bearing demand deposits increased $4.2 million or 8.27% from $50.9 million in 1998 to $55.1 million in 1999. Time deposits increased $12.9 million or 22.20% from $58.0 million in 1998 to $70.9 in 1999. The increase in time deposits can be attributed to a certificate of deposit promotion offered during the fourth quarter of 1999.
          The Company will continue funding assets with deposit liability accounts and focus upon core deposit growth as its primary source of liquidity and stability. Core deposits consist of demand deposits, interest checking accounts, money market accounts, savings accounts, and time deposits of less than $100,000. Core deposits totaled $126.8 million or 85.20% of total deposits in 1999 as compared to $109.8 million or 84.30% of total deposits in 1998. Certificates of deposit of $100,000 or more totaled $22.0 million or 14.80% of total deposits in 1999 as compared to $20.4 million or 15.70% of total deposits in 1998. The Company neither purchases brokered deposits nor solicits deposits from sources outside of its primary market area.

CAPITAL RESOURCES

          The Company continues to be a well capitalized financial institution. Total shareholders' equity on December 31, 1999 was $17.5 million, reflecting a percentage of total assets of 9.79% compared to $16.2 million and 10.58% at year-end 1998. Shareholders' equity per share increased $0.77 or 6.74% from $11.42 per share in 1998 to $12.19 per share in 1999. The return on average shareholders' equity increased from 8.42% in 1998 to 10.08% in 1999. During 1999 the Company paid $0.38 per share in dividends as compared to $0.33 per share in 1998. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
          Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk. Tier I capital consists of total shareholders' equity. Tier II capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses. Financial institutions must maintain a Tier I capital ratio of at least 4% and a Tier II capital ratio of at least 8%. Additionally, a 4% minimum leverage ratio of shareholders' equity to average assets must be maintained. On December 31, 1999, the Company's Tier I capital ratio was 14.24% compared to 15.21% in 1998, the Tier II capital ratio was 15.18% compared to 16.12% in 1998 and the leverage ratio was 9.93% compared to 11.17% in 1998. See
Note 12 to the Consolidated Financial Statements as of December 31, 1999 for additional discussion and analysis of regulatory capital requirements.

YEAR 2000

          The Y2K issue involved the risk that computer programs and computer systems would not be able to perform without interruption into the year 2000. If computer systems did not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on a date field could have failed or created erroneous results. All computer programs and systems at the Company operated without problems when the date changed from December 31, 1999 to January 1, 2000. While the Company will continue to monitor computer programs and systems, no Y2K related problems are expected to occur.
          To date, the Company has expensed approximately $25,000 related to the Year 2000 issue. Most of these costs are associated with the testing of mission critical software and upgrading the Bank's ATM's. Any remaining expenses related to Y2K are not expected to have a material effect on the Company's consolidated financial statements.

LIQUIDITY AND MARKET RISK

          Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 1999, liquid assets totaled $42.6 million as compared to $44.3 million at year-end 1998. These amounts represent 26.46% for 1999 and 32.38% for 1998, of total deposits, federal funds purchased and securities sold under agreements to repurchase, long-term borrowings, and other liabilities. The Company minimizes liquidity demand by relying on core deposits, which represent 85.20% and 84.30% of total deposits at December 31, 1999 and 1998, respectively. Securities provide a constant source of funds through paydowns and maturities. As additional sources of liquidity, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions. Finally, the Bank's membership in the Federal Home Loan Bank provides a source of borrowings with a variety of maturities. The Company's senior management monitors the liquidity position regularly and attempts to maintain an interest sensitive position that maximizes the net interest margin.
          As the holding company of Bank of Clarke County, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. It is the responsibility of senior management to enact appropriate interest rate risk management procedures.
          The loan portfolio's primary volatility is due to the concentration of loans made in the Counties of Clarke and Frederick, Virginia and the City of Winchester, Virginia. This subjects the portfolio to fluctuations in the local economy. The Bank does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. As of December 31, 1999, the Company does not have any hedging transactions in place such as interest rate swaps or caps.
          The Bank's interest rate management strategy is designed to stabilize net interest income and preserve the capital of the Company. The Bank utilizes several procedures to analyze the maturities of assets and liabilities along with their associated rate or yield. Senior management also monitors the economy closely in order to be knowledgeable of events which may immediately or eventually effect the pricing of assets and liabilities. The Bank also uses interest rate sensitivity analysis which measures the term to maturity or repricing for the interest sensitive assets and liabilities of the Bank. The Company had negative cumulative twelve month gaps of $34.8 million or 21.01% of total interest earning assets at December 31, 1999 and $37.4 million or 26.23% of total interest earning assets at December 31, 1998. The decrease of $2.6 million in the negative cumulative twelve month gap can be attributed to the increase in fixed rate loans which mature within one year and variable rate loans which reprice within three months.
          The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999 and 1998. The expected maturities for loans, securities, and certificates of deposit are the based on the contractual maturity of the instruments. The expected maturities of money market, savings, and N.O.W. accounts are based on the Bank's internal interest rate sensitivity analysis which considers the amount of these accounts which would remain if rates increased or decreased. The average interest rate for loans is the weighted average contractual rate of the loans maturing during the period indicated. The average interest rate for taxable securities is the weighted average yield of the securities maturing during the period indicated. The average interest rate for tax-exempt securities is the weighted average tax-equivalent yield assuming a federal tax rate of 34% for the securities maturing during the period indicated. The average interest rate for money market, savings, and N.O.W. accounts is the weighted average annual percentage yield as of December 31, 1999 and 1998 for the amount maturing during the period indicated. The average rate for certificates of deposit is the weighted average contractual rate of the certificates maturing during the period indicated.

                                        At December 31, 1999
                                     Principal Amount Maturing In
----------------------------------------------------------------------------------------------------

                                                                        There-            Fair
(Dollars In Thousands)     2000     2001     2002     2003     2004     after   Total    Value
----------------------------------------------------------------------------------------------------
Earning assets:
Fixed rate loans        $ 15,597 $ 14,071 $ 14,298 $ 18,646 $ 18,999 $ 24,684 $106,295 $103,992
   Average interest rate    8.15%    8.09%    8.11%    7.59%    7.48%    7.59%    7.79%
Variable rate loans     $  9,455 $    318 $    276 $    682 $    472 $  7,320 $ 18,523 $ 18,124
   Average interest rate    8.98%    8.54%    8.59%    8.47%    8.74%    8.39%    8.71%
Taxable securities      $  3,298 $  4,876 $  3,416 $  2,524 $  4,205 $ 10,643 $ 28,962 $ 28,377
   Average interest rate    5.91%    5.94%    6.34%    6.10%    6.17%    6.37%    6.19%
Tax-exempt securities   $    730 $    642 $    889 $    681 $    610 $  8,074 $ 11,626 $ 11,307
   Average interest rate    6.55%    6.76%    6.93%    6.48%    6.35%    6.95%    6.85%

Interest-bearing liabilities:
Money market, savings,
and N.O.W. accounts     $ 17,426 $  6,201 $  6,201 $  3,099 $  3,099 $ 19,119 $ 55,145 $ 55,146
   Average interest rate    2.65%    2.65%    2.65%    2.21%    2.21%    1.73%    2.28%
Certificates of deposit $ 63,529 $  6,110 $    387 $    405 $    426 $      3 $ 70,860 $ 70,687
   Average interest rate    5.14%    4.85%    5.08%    4.82%    4.47%    5.15%    5.11%
Long-term borrowings           0        0        0        0        0 $  5,000 $  5,000 $  4,401
   Average interest rate       0        0        0        0        0     5.01%    5.01%
Other interest-bearing
  Liablities            $  6,161 $      0        0        0        0        0 $  6,161 $  6,161
   Average interest rate    4.41%       0        0        0        0        0     4.41%
----------------------------------------------------------------------------------------------------

                                        At December 31, 1998
                                     Principal Amount Maturing In
----------------------------------------------------------------------------------------------------

                                                                        There-              Fair
(Dollars In Thousands)     1999     2000     2001     2002     2003     after    Total     Value
----------------------------------------------------------------------------------------------------
Earning assets:
Fixed rate loans        $ 16,495 $ 10,074 $ 17,154 $ 11,581 $ 18,521 $ 11,575 $ 85,400 $ 88,309
   Average interest rate    7.99%    8.82%    8.09%    8.27%    7.48%    7.94%    8.03%
Variable rate loans     $  5,763 $    442 $    434 $    322 $    323 $  3,249 $ 10,533 $ 10,533
   Average interest rate    8.57%    8.71%    8.45%    8.47%    8.61%    8.01%    8.40%
Taxable securities      $  4,559 $  4,021 $  5,686 $  4,704 $  3,474 $ 11,797 $ 34,241 $ 34,357
   Average interest rate    5.55%    5.98%    6.06%    6.45%    6.69%    6.56%    6.27%
Tax-exempt securities   $    355 $    735 $    674 $    892 $    431 $  5,754 $  8,841 $  8,883
   Average interest rate    7.60%    6.49%    6.72%    6.90%    6.90%    6.36%    6.53%
Other interest-earning
  assets                $  2,323        0        0        0        0        0 $  2,323 $  2,323
   Average interest rate    4.62%       0        0        0        0        0     4.62%

Interest-bearing liabilities:
Money market, savings,
and N.O.W. accounts     $ 17,412 $  5,878 $  5,878 $  2,791 $  2,791 $ 16,184 $ 50,934 $ 50,934
   Average interest rate    2.69%    2.73%    2.73%    2.25%    2.25%    1.75%    2.36%
Certificates of deposit $ 48,805 $  7,466 $  1,081 $    275 $    357 $      3 $ 57,987 $ 58,500
   Average interest rate    4.98%    5.80%    5.02%    5.28%    4.92%    5.27%    5.09%
Long-term borrowings    $      0 $      0 $      0 $      0 $      0 $  5,000 $  5,000 $  5,030
   Average interest rate       0        0        0        0        0     5.01%    5.01%
Other interest-bearing
   liabilities          $    696 $      0 $      0 $      0 $      0 $      0 $    696 $    696
   Average interest rate    3.98%       0        0        0        0        0     3.98%
----------------------------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

          Certain statements contained in this annual report that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical or expected results. Readers are cautioned not to place undue reliance on these forward looking statements.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

          The information required by Part III, Item 10., is incorporated herein by reference to the Company's proxy statement, dated March 24, 2000, for the Company's 2000 Annual Meeting of Shareholders to be held April 19, 2000.

Item 11.     Executive Compensation.

          The information required by Part III, Item 11., is incorporated herein by reference to the Company's proxy statement, dated March 24, 2000, for the Company's 2000 Annual Meeting of Shareholders to be held April 19, 2000.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

          The information required by Part III, Item 12., is incorporated herein by reference to the Company's proxy statement, dated March 24, 1999, for the Company's 2000 Annual Meeting of Shareholders to be held April 19, 2000.


Item 13.     Certain Relationships and Related Transactions.

          The information required by Part III, Item 13., is incorporated herein by reference to the Company's proxy statement, dated March 24, 2000, for the Company's 2000 Annual Meeting of Shareholders to be held April 19, 2000.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed or incorporated by reference as part of this report on Form 10-K.

(1)    Financial Statements

       Financial statements of the registrant for the fiscal year ended December 31, 1999 are incorporated herein by reference to Exhibit 99.1.

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

            Exhibit 11.                Computation   of   Per   Share   Earnings
                                       (incorporated herein as Exhibit 11).

            Exhibit 12.                Not applicable.

            Exhibit 13. Portions of the 1999 Annual Report to Shareholders for the year ended December 31, 1999 (filed herein).

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

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Financial  Data  Schedule   (incorporated
                                       herein as Exhibit 27).

            Exhibit 99.                Additional Exhibits

                  99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 1999 (incorporated herein as
                                       Exhibit 99.1).

                                       1.  Independent Auditor's Report.
                                       2.  Consolidated Balance Sheets -
                                           At December 31, 1999 and 1998.
                                       3.  Consolidated Statements of Income -
                                           Years ended December 31, 1999,  1998,
                                           and 1997.
                                       4.  Consolidated Statements of Changes in
                                           Shareholders' Equity Years  ended
                                           December 31, 1999, 1998, and 1997.
                                       5.  Consolidated Statements of Cash Flows
                                           Years ended December 31, 1999, 1998,
                                           and 1997.
                                       6.  Notes to Consolidated Financial
                                           Statements.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the fourth quarter of 1999.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March, 2000.

                              Eagle Financial Services, Inc.


                              By:  /s/ JOHN R. MILLESON
                                   ---------------------------------
                                   John R. Milleson, President & CEO

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ JOHN R. MILLESON                   President, Chief Executive       March 24, 2000
-------------------------              Officer, Treasurer, and
John R. Milleson                       Director (principal executive
                                       officer)

/s/ JAMES W. MCCARTY, JR.              Vice President, Chief            March 24, 2000
-------------------------              Financial Officer, and
James W. McCarty, Jr.                  Secretary (principal
                                       financial officer)

/s/ JOHN D. HARDESTY                   Chairman of the Board            March 24, 2000
-------------------------              and Director
John D. Hardesty

/s/ LEWIS M. EWING                     Director                         March 24, 2000
-------------------------
Lewis M. Ewing

/s/ MARILYN C. BECK                    Director                         March 24, 2000
-------------------------
Marilyn C. Beck

/s/ THOMAS T. BYRD                     Director                         March 24, 2000
-------------------------
Thomas T. Byrd

                                       Director                         March 24, 2000
-------------------------
Thomas T. Gilpin

                                       Director                         March 24, 2000
-------------------------
Mary Bruce Glaize

/s/ JOHN F. MILLESON, JR.              Director                         March 24, 2000
-------------------------
John F. Milleson, Jr.

/s/ ROBERT W. SMALLEY, JR.             Director                         March 24, 2000
-------------------------
Robert W. Smalley, Jr.

                                       Director                         March 24, 2000
-------------------------
Randall G. Vinson

                                       Director                         March 24, 2000
-------------------------
James R. Wilkins, Jr.


                                    EAGLE FINANCIAL SERVICES, INC.
                                      EXHIBIT INDEX TO FORM 10-K
                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


              EXHIBIT NUMBER            DESCRIPTION
              --------------            ----------------------------------------

                   11                   Computation of Per Share Earnings .

                   21                   Subsidiaries of the Registrant.

                   27                   Financial Data Schedule.

                   99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 1999.

                                        1.  Independent Auditor's Report.
                                        2.  Consolidated Balance Sheets -
                                            At December 31, 1999 and 1998.
                                        3.  Consolidated Statements of Income -
                                            Years ended December 31, 1999, 1998,
                                            and 1997.

                                        4.  Consolidated  Statements  of Changes
                                            in Shareholders'  Equity Years ended
                                            December 31, 1999, 1998, and 1997.

                                        5.  Consolidated   Statements   of  Cash
                                            Flows Years ended December 31, 1999,
                                            1998, and 1997.

                                        6.  Notes  to   Consolidated   Financial
                                            Statements.