Form 10-Q
period 2000-03-31
EAGLE FINANCIAL SERVICES INC
filed 2000-05-12
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of May 11, 2000 was 1,435,013.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ............................ 3

                 Consolidated Balance Sheets as of
                 March 31, 2000 and December 31, 1999    .................... 3

                 Consolidated Statements of Income for the Three
                 Months Ended March 31, 2000 and 1999   ..................... 4

                 Consolidated Statements of Shareholders' Equity for
                 the Three Months Ended March 31, 2000 and 1999    .......... 5

                 Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 2000 and 1999    .......... 6

                 Notes to Consolidated Financial Statements    .............. 7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ............... 8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ........................................... 9


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ...........................................10
Item 2.      Changes in Securities    .......................................10
Item 3.      Defaults Upon Senior Securities    .............................10
Item 4.      Submission of Matters to a Vote of Security Holders    .........10
Item 5.      Other Information    ...........................................10
Item 6.      Exhibits and reports on Form 8-K    ............................11

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                   As of March 31, 2000 and December 31, 1999


                                               Mar 31, 2000       Dec 31, 1999
                                             ---------------    ---------------
Assets
Cash and due from banks                      $    4,906,004     $    6,420,162
Federal funds sold                                        0                  0
Securities available for sale                    10,961,415         11,100,666
Securities held to maturity (fair value:
  2000, $26,890,085; 1999, $28,582,990)          27,922,221         29,487,192

Loans, net allowance for loan losses
   of $1,189,283 in 2000 and
   $1,122,616 in 1999                           126,232,431        123,694,599
Bank premises and equipment, net                  4,012,225          3,997,919
Other assets                                      3,891,342          3,677,223
                                             ---------------    ---------------
           Total assets                      $  177,925,638     $  178,377,761
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   25,110,959     $   22,883,062
       Interest bearing demand deposits,
          money market and savings accounts      54,438,676         55,145,407
       Time deposits                             69,088,087         70,860,009
                                             ---------------    ---------------
          Total deposits                     $  148,637,722     $  148,888,478
    Federal funds purchased and securities
       sold under agreements to repurchase        5,386,553          6,160,852
    Federal Home Loan Bank advances               5,000,000          5,000,000
    Other liabilities                             1,128,955            867,583
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  160,153,230     $  160,916,913
                                             --------------     ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2000, 1,435,016; issued
         1999, 1,432,797 shares                   3,587,539          3,581,992
    Surplus                                       2,657,592          2,602,005
    Retained Earnings                            11,738,049         11,407,018
    Accumulated other comprehensive loss           (210,772)          (130,167)
                                             ---------------    ---------------
           Total shareholders' equity        $   17,772,408     $   17,460,848
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  177,925,638     $  178,377,761
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                  For the Three Months Ended March 31, 2000 and 1999


                                                     Three Months Ended
                                                            March 31
                                                     2000             1999
                                                ---------------  ---------------
    Interest and Dividend Income
      Interest and fees on loans                $    2,530,561   $    1,976,859
      Interest on federal funds sold                         0            5,561
      Interest on securities held to maturity:
          Taxable interest income                      284,460          285,375
          Interest income exempt from
            federal income taxes                       106,727           96,812
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      123,503          176,138
          Interest income exempt from
             federal income taxes                       15,032            5,666
          Dividends                                     29,313           22,153
      Interest on deposits in banks                      1,285              164
                                                ---------------  ---------------
                Total interest and
                   dividend income              $    3,090,881   $    2,568,728
                                                ---------------  ---------------
    Interest Expense
      Interest on deposits                      $    1,193,103   $      963,205
      Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                 87,327           15,961
      Interest on Federal Home Loan
          Bank advances                                 62,441           61,750
                                                ---------------  ---------------
                Total interest expense          $    1,342,871   $    1,040,916
                                                ---------------  ---------------
                Net interest income             $    1,748,010   $    1,527,812
      Provision For Loan Losses                         90,000           75,000
                                                ---------------  ---------------
                Net interest income after
                provision for loan losses       $    1,658,010   $    1,452,812
                                                ---------------  ---------------

    Other Income
      Trust Department income                   $      108,083   $       72,220
      Service charges on deposits                      176,428          133,423
      Other service charges and fees                   216,074          155,807
      Other operating income                            14,930           20,050
                                                ---------------  ---------------
                                                $      515,515   $      381,500
                                                ---------------  ---------------
    Other Expenses
      Salaries and wages                        $      691,725   $      643,597
      Pension and other employee benefits              145,931           64,425
      Occupancy expenses                               123,914          110,938
      Equipment expenses                               136,626          135,875
      Stationary and supplies                           32,536           48,606
      Credit card expense                               42,231           33,707
      ATM network fees                                  32,820           49,354
      Postage                                           40,305           36,636
      Other operating expenses                         278,387          250,611
                                                ---------------  ---------------
                                                $    1,524,475   $    1,373,749
                                                ---------------  ---------------
               Income before income taxes       $      649,050   $      460,563
    Income Tax Expense                                 160,412           93,516
                                                ---------------  ---------------
                Net Income                      $      488,638   $      367,047
                                                ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.34   $         0.26
                                                ===============  ===============

                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
               For the Three Months Ended March 31, 2000 and 1999


                                                                                 Accumulated
                                                                                    Other
                                         Common                     Retained    Comprehensive Comprehensive
                                         Stock        Surplus       Earnings    Income (Loss)     Income          Total
                                      ------------  ------------  ------------  ------------   ------------   --------------
Balance, December 31, 1998            $ 3,545,853   $ 2,307,615   $10,262,104   $    77,929                     $16,193,501
Comprehensive income:
  Net income                                                          367,047                  $   367,047          367,047
  Other comprehensive income:
    Unrealized (loss) on
      securities available for
      sale, net of deferred
      income taxes of $33,701                                                       (65,420)       (65,420)         (65,420)
                                                                                               ------------
    Total comprehensive income                                                                 $   301,627
                                                                                               ============
  Issuance of common stock, dividend
    investment plan (1,948 shares)          4,869        46,935                                                      51,804
  Dividends declared ($0.09 per share)                               (127,650)                                     (127,650)
  Fractional shares purchased                  (5)          (51)                                                        (56)
                                      ------------  ------------  ------------  ------------                  --------------
Balance, March 31, 1999               $ 3,550,717   $ 2,354,499   $10,501,501   $    12,509                     $16,419,226
                                      ============  ============  ============  ============                  ==============

Balance, December 31, 1999            $ 3,581,992   $ 2,602,005   $11,407,018   $  (130,167)                    $17,460,848
Comprehensive income:
  Net income                                                          488,638                  $   488,638          488,638
  Other comprehensive income:
    Unrealized (loss) on
      securities available for
      sale, net of deferred
      income taxes of $41,524                                                       (80,605)       (80,605)         (80,605)
                                                                                                ------------
    Total comprehensive income                                                                  $  408,033
                                                                                                ============
  Issuance of common stock, dividend
    investment plan (2,219 shares)           5,547       55,587                                                      61,134
  Dividends declared ($0.11 per share)                                (157,607)                                    (157,607)
                                       ------------  ------------  ------------  -----------                    ------------
Balance, March 31, 2000                $ 3,587,539  $ 2,657,592    $11,738,049   $ (210,772)                    $17,772,408
                                       ============  ============  ============  ===========                   =============

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999

                                                        Three Months Ended
                                                              March 31
                                                      2000             1999
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $    448,638    $    367,047
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      127,750         109,159
    Amortization of intangible assets                   11,263          13,281
    (Gain) Loss on equity investment                    (2,609)          3,381
    Provision for loan losses                           90,000          75,000
    Loss on sale of other real estate owned                299               0
    Premium amortization on securities, net             15,691           7,453
    Changes in assets and liabilities:
      (Increase) in other assets                      (241,053)        (12,006)
      Increase (decrease) in other liabilities         302,896         (34,317)
                                                  -------------   -------------
      Net cash provided by operating activities   $    792,875    $    528,998
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  1,550,867    $  4,023,168
  Proceeds from maturities and principal
   payments on securities available for sale           502,070       2,249,845
  Purchases of securities held to maturity                   0      (1,819,500)
  Purchases of securities available for sale          (486,535)       (557,580)
  Purchases of bank premises and equipment            (126,776)        (29,365)
  Proceeds from sale of other real estate owned          2,701               0
  Net (increase) decrease in loans                  (2,627,832)     (3,242,190)
                                                  -------------   -------------
      Net cash provided by (used in)
         investing activities                     $ (1,185,505)   $    624,378
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $  1,521,166    $  1,676,838
  Net (decrease) in certificates
     of deposits                                    (1,771,922)     (4,836,437)
  Net increase (decrease) in federal funds purchased
     and securities sold under agreements
     to repurchase                                    (774,299)        361,725
  Cash dividends paid                                  (96,473)        (75,846)
  Fractional shares purchased                                0             (56)
                                                  -------------   -------------
      Net cash (used in) financing activities     $ (1,121,528)    $(2,873,776)
                                                  -------------   -------------
      (Decrease) in cash and cash equivalents     $ (1,514,158)   $ (1,720,400)

Cash and Cash Equivalents
  Beginning                                          6,420,162       7,636,475
                                                  -------------   -------------
  Ending                                          $  4,906,004    $  5,916,075
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                      $  1,375,845    $  1,084,585
                                                  =============   =============
    Income taxes                                  $          0    $          0
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $     61,134    $     51,804
                                                  =============   =============
   Unrealized (loss) on securities
    available for sale                            $   (122,129)   $    (99,121)
                                                  =============   =============
   Other real estate acquired in
    settlement of loans                           $          0    $          0
                                                  =============   =============

                         EAGLE FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals from interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1999.

(3) The results of operations for the three month periods ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of March 31, 2000 and December 31, 1999, are:

                                     March 31, 2000             Dec 31, 1999
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      121,983           $      121,982
Obligations of U.S. government
 corporations and agencies                3,506,948                3,508,336
Mortgage-backed securities                9,264,461                9,610,658
Obligations of states and political
 subdivisions                            15,028,828               16,246,216
                                     --------------           --------------
                                     $   27,922,220           $   29,487,192
                                     ==============           ==============

                                     March 31, 2000             Dec 31, 1999
                                       Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $      123,868           $      124,517
Obligations of U.S. government
 corporations and agencies                3,420,010                3,443,285
Mortgage-backed securities                8,856,183                9,265,569
Obligations of states and political
 subdivisions                            14,490,024               15,749,619
                                     --------------           --------------
                                     $   26,890,085           $   28,582,990
                                     ==============           ==============

                                     March 31, 2000             Dec 31, 1999
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    3,752,616           $    3,753,082
Mortgage-backed securities                4,311,860                4,621,081
Obligations of states and political
 Subdivisions                             1,272,839                1,080,608
Other                                     1,943,452                1,843,118
                                     --------------           --------------
                                     $   11,280,767           $   11,297,889
                                     ==============           ==============

                                     March 31, 2000             Dec 31, 1999
                                       Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    3,706,813           $    3,722,667
Mortgage-backed securities                4,150,763                4,496,760
Obligations of states and political
 Subdivisions                             1,240,712                1,049,296
Other                                     1,863,127                1,831,943
                                     --------------           --------------
                                     $   10,961,415           $   11,100,666
                                     ==============           ==============

(5) Net loans at March 31, 2000 and December 31, 1999 are summarized as follows (In Thousands):

                                            March 31, 2000        Dec 31, 1999
                                            ---------------     ---------------
Loans secured by real estate:
  Construction and land development         $        4,586      $        4,138
  Secured by farmland                                6,016               6,057
  Secured by 1-4 family residential                 66,805              64,566
  Nonfarm, nonresidential loans                     24,497              23,457
Loans to finance agricultural production               413                 495
Commercial and industrial loans                      9,064               9,952
Loans to individuals                                14,731              14,745
Loans to U.S. state and political
 subdivisions                                        1,268               1,343
All other loans                                         66                 102
                                            ---------------     ---------------
Gross loans                                 $      127,446      $      124,855

Less:
  Unearned income                                      (24)                (37)
  Allowance for loan losses                         (1,189)             (1,123)
                                            ---------------     ---------------
Loans, net                                  $      126,233      $      123,695
                                            ===============     ===============

(6)     Allowance for Loan Losses

                                             Mar 31, 2000      Mar 31, 1999      Dec 31, 1999
                                            --------------    --------------    --------------
Balance, beginning                          $   1,122,616     $     925,171     $     925,171
Provision charged to operating expense             90,000            75,000           335,000
Recoveries added to the allowance                  10,986            11,197            99,746
Loan losses charged to the allowance              (34,319)          (30,557)         (237,301)
                                            --------------    --------------    --------------
Balance, ending                             $   1,189,283     $     980,811     $   1,122,616
                                            ==============    ==============    ==============

(7)     New Accounting Pronouncements

There are no new accounting pronouncements to disclose within this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first three months of 2000 and 1999 was $488,638 and $367,047, respectively. This is an increase of $121,591 or 33.13%. Net interest income after provision for loan losses for the first three months of 2000 and 1999 was $1,658,010 and $1,452,812, respectively. This is an increase of $205,198 or 14.12%. Total other income increased $134,015 or 35.13% from $381,500 for the first three months of 1999 to $515,515 for the first three months of 2000. Total other expenses increased $150,726 or 10.97% from $1,373,749 during the first three months of 1999 to $1,524,475 during the first three months of 2000.

Earnings per common share outstanding (basic and diluted) was $0.34 and $0.26 for the three months ended March 31, 2000 and 1999, respectively. Annualized return on average assets for the three month periods ended March 31, 2000 and 1999 was 1.10% and 0.97%, respectively. Annualized return on average equity for the three month periods ended March 31, 2000 and 1999 was 11.14% and 9.06%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the three month periods ended March 31, 2000 and 1999 increased $15,000 from $75,000 in 1999 to $90,000 in 2000. The allowance for loan losses increased $66,667 or 5.94% during the first three months of 2000 from $1,122,616 at December 31, 1999 to $1,189,283 at March 31, 2000. The allowance as a percentage of total loans increased from 0.90% as of December 31, 1999 to 0.93% as of March 31, 2000. The Company had net charge-offs of $23,333 and $19,360 for the first three months of 2000 and 1999, respectively. The ratio of net charge-offs to average loans remained the same at 0.02% for the first three months of 2000 and 1999.

The coverage of the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest increased from 123.68% at December 31, 1999 to 241.63% at March 31, 2000. Loans past due greater than 90 days and still accruing interest decreased from $642,299 at December 31, 1999 to $232,176 at March 31, 2000.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of March 31, 2000 was $848,183. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets decreased $0.5 million or 0.25% from $178.4 million at December 31, 1999 to $177.9 million at March 31, 2000. Securities decreased $1.7 million or 4.20% during the first three months of 2000 from $40.6 million at December 31, 1999 to $38.9 million at March 31, 2000. Loans, net of unearned discounts increased $2.6 million or 2.09% during the same period from $124.8 million at December 31, 1999 to $127.4 million at March 31, 2000.

Total liabilities decreased $0.7 million or 0.47% during the first three months of 2000 from $160.9 million at December 31, 1999 to $160.2 million at March 31, 2000. Total deposits decreased $0.3 million or 0.17% during the same period from $148.9 at December 31, 1999 to $148.6 million at March 31, 2000. Total shareholders' equity increased $0.3 million or 1.78% during the first three months of 2000 from $17.5 million at December 31, 1999 to $17.8 million at March 31, 2000.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $0.19 or 1.56% from $12.19 per share at December 31, 1999 to $12.38 per share at March 31, 2000. During 1999 the Company paid $0.38 per share in dividends. The Company's 1999 total dividends for the first quarter was $0.11 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $41.3 million at March 31, 2000 and $42.6 million at December 31, 1999. These represent 25.80% and 26.46% of total liabilities as of March 31, 2000 and December 31, 1999, respectively.

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported at December 31, 1999 in the Company's Form 10-K.

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

                  10.5 Lease Agreement between Bank of Clarke County (tenant) and Winchester Real Estate Management, Inc. (landlord) dated March 20, 2000 for the branch office at 190 Campus Boulevard, Suite 120, Winchester, Virginia (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

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

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Financial Data Schedule
                                       (incorporated herein as Exhibit 27).

            Exhibit 99.                Not applicable.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the first quarter of 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          May 11, 2000         /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President and Chief Executive
                                     Officer


Date:          May 11, 2000         /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer