Form 10-Q
period 2000-06-30
EAGLE FINANCIAL SERVICES INC
filed 2000-08-09
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of August 9, 2000 was 1,438,633.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements    .......................................  3

                 Consolidated Balance Sheets as of
                 June 30, 2000 and December 31, 1999    ....................  3

                 Consolidated Statements of Income for the Three
                 and Six Months Ended June 30, 2000 and 1999    ............  4

                 Consolidated Statements of Shareholders' Equity for
                 the Six Months Ended June 30, 2000 and 1999    ............  5

                 Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 2000 and 1999    ............  6

                 Notes to Consolidated Financial Statements    .............  7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ..............  8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ..........................................  9


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    .........................................  10
Item 2.      Changes in Securities and Use of Proceeds    .................  10
Item 3.      Defaults Upon Senior Securities    ...........................  10
Item 4.      Submission of Matters to a Vote of Security Holders    .......  10
Item 5.      Other Information    .........................................  10
Item 6.      Exhibits and Reports on Form 8-K    ..........................  11

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999

                                                (Unaudited)
                                               Jun 30, 2000       Dec 31, 1999
                                             ---------------    ---------------
Assets
Cash and due from banks                      $    5,674,652     $    6,420,162
Federal funds sold                                  668,000                  0
Securities available for sale                    11,728,290         11,100,666
Securities held to maturity (fair value:
  2000, $26,326,870; 1999, $28,582,990)          27,312,427         29,487,192

Loans, net allowance for loan losses
   of $1,245,936 in 2000 and
   $1,122,616 in 1999                           133,724,877        123,694,599
Bank premises and equipment, net                  3,924,554          3,997,919
Other assets                                      4,023,386          3,677,223
                                             ---------------    ---------------
           Total assets                      $  187,056,186     $  178,377,761
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   24,686,393     $   22,883,062
       Interest bearing demand deposits,
          money market and savings accounts      56,540,320         55,145,407
       Time deposits                             79,244,758         70,860,009
                                             ---------------    ---------------
          Total deposits                     $  160,471,471     $  148,888,478
    Federal funds purchased and securities
       sold under agreements to repurchase        2,374,390          6,160,852
    Federal Home Loan Bank advances               5,000,000          5,000,000
    Other liabilities                               966,040            867,583
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  168,811,901     $  160,916,913
                                             --------------     ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2000, 1,438,635; issued
         1999, 1,432,797 shares                   3,596,588          3,581,992
    Surplus                                       2,734,652          2,602,005
    Retained Earnings                            12,097,039         11,407,018
    Accumulated other comprehensive loss           (183,994)          (130,167)
                                             ---------------    ---------------
           Total shareholders' equity        $   18,244,285     $   17,460,848
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  187,056,186     $  178,377,761
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                  Consolidated Statements of Income (Unaudited)
                  For the Periods Ended June 30, 2000 and 1999

                                                     Three Months Ended                 Six Months Ended
                                                          June 30                           June 30
                                                     2000             1999              2000             1999
                                                ---------------  ---------------   ---------------  ---------------
    Interest Income
      Interest and fees on loans                $    2,670,517   $    2,066,323    $    5,201,078   $    4,043,182
      Interest on federal funds sold                     4,351            8,039             4,351           13,600
      Interest on securities held to maturity:
          Taxable interest income                      275,074          281,310           559,534          566,685
          Interest income exempt from
            federal income taxes                       105,286          109,767           212,013          206,579
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      118,073          144,090           241,576          320,228
          Interest income exempt from
             federal income taxes                       17,623            5,198            32,655           10,864
          Dividends                                     33,096           27,875            62,409           50,028
      Interest on deposits in banks                        213              327             1,498              491
                                                ---------------  ---------------   ---------------  ---------------
                Total interest income           $    3,224,233   $    2,642,929    $    6,315,114   $    5,211,657
                                                ---------------  ---------------   ---------------  ---------------
    Interest Expense
      Interest on deposits                      $    1,253,670   $      934,034    $    2,446,773   $    1,897,239
      Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                 86,524           41,060           173,851           57,021
      Interest on Federal Home Loan
          Bank advances                                 62,441           62,436           124,882          124,186
                                                ---------------  ---------------   ---------------  ---------------

                Total interest expense          $    1,402,635   $    1,037,530    $    2,745,506   $    2,078,446
                                                ---------------  ---------------   ---------------  ---------------

                Net interest income             $    1,821,598   $    1,605,399    $    3,569,608   $    3,133,211
      Provision For Loan Losses                         80,000           75,000           170,000          150,000
                                                ---------------  ---------------   ---------------  ---------------

                Net interest income after
                provision for loan losses       $    1,741,598   $    1,530,399    $    3,399,608   $    2,983,211
                                                ---------------  ---------------   ---------------  ---------------

    Other Income
      Trust Department income                   $       57,283   $       91,966    $      165,366   $      164,186
      Service charges on deposits                      187,824          149,983           364,252          283,406
      Other service charges and fees                   282,502          260,252           498,576          416,059
      Other operating income                            32,260           38,228            47,190           58,278
                                                ---------------  ---------------   ---------------  ---------------

                                                $      559,869   $      540,429    $    1,075,384   $      921,929
                                                ---------------  ---------------   ---------------  ---------------
    Other Expenses
      Salaries and wages                        $      717,832   $      666,320    $    1,409,557   $    1,309,917
      Pension and other employee benefits              185,381          136,087           331,312          200,512
      Occupancy expenses                               122,001          110,064           245,915          221,002
      Equipment expenses                               157,719          130,982           294,345          266,857
      Stationary and supplies                           49,228           52,418            81,764          101,024
      Credit card expense                               53,013           44,008            95,244           77,715
      ATM network fees                                  32,944           18,905            65,764           68,259
      Postage                                           37,654           32,735            77,959           69,371
      Other operating expenses                         275,805          300,814           554,192          551,425
                                                ---------------  ---------------   ---------------  ---------------

                                                $    1,631,577   $    1,492,333    $    3,156,052   $    2,866,082
                                                ---------------  ---------------   ---------------  ---------------

               Income before income taxes       $      669,890   $      578,495    $    1,318,940   $    1,039,058
    Income Tax Expense                                 153,048          142,330           313,460          235,846
                                                ---------------  ---------------   ---------------  ---------------

                Net Income                      $      516,842   $      436,165    $    1,005,480   $      803,212
                                                ===============  ===============   ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.36   $         0.31    $         0.70   $         0.57
                                                ===============  ===============   ===============  ===============

                 Eagle Financial Services, Inc. and Subsidiary
           Consolidated Statements of Shareholders' Equity (Unaudited)
                For the Six Months Ended June 30, 2000 and 1999


                                                                                 Accumulated
                                                                                    Other
                                         Common                     Retained    Comprehensive Comprehensive
                                         Stock        Surplus       Earnings    Income (Loss)     Income          Total
                                      ------------  ------------  ------------  ------------   ------------   --------------
Balance, December 31, 1998            $ 3,545,853   $ 2,307,615   $10,262,104   $    77,929                     $16,193,501
Comprehensive income:
  Net income                                                          803,212                  $   803,212          803,212
  Other comprehensive income:
    Unrealized (loss) on
      securities available for
      sale, net of deferred
      income taxes of $60,851                                                      (118,123)      (118,123)        (118,123)
                                                                                               ------------
    Total comprehensive income                                                                 $   685,089
                                                                                               ============
  Issuance of common stock, dividend
    investment plan (3,864 shares)          9,659        93,113                                                     102,772
  Dividends declared ($0.18 per share)                               (255,476)                                     (255,476)
  Fractional shares purchased                 (10)         (101)                                                       (111)
                                      ------------  ------------  ------------  ------------                  --------------
Balance, June 30, 1999                $ 3,555,502   $ 2,400,627   $10,809,840   $   (40,194)                     $16,725,775
                                      ============  ============  ============  ============                  ==============

Balance, December 31, 1999            $ 3,581,992   $ 2,602,005   $11,407,018   $  (130,167)                    $17,460,848
Comprehensive income:
  Net income                                                        1,005,480                  $ 1,005,480        1,005,480
  Other comprehensive income:
    Unrealized (loss) on
      securities available for
      sale, net of deferred
      income taxes of $27,729                                                       (53,827)       (53,827)         (53,827)
                                                                                                ------------
    Total comprehensive income                                                                  $  951,653
                                                                                                ============
  Issuance of common stock, employee
    Benefit plan (1,352 shares)              3,380       22,423                                                      25,803
  Issuance of common stock, dividend
    investment plan (4,489 shares)          11,223      110,296                                                     121,519
  Dividends declared ($0.22 per share)                                (315,459)                                    (315,459)
  Fractional shares purchased                   (7)        (72)                                                         (79)
                                       ------------  ------------  ------------  -----------                    ------------
Balance, June 30, 2000                 $ 3,596,588  $ 2,734,652    $12,097,039   $ (183,994)                    $18,244,285
                                       ============  ============  ============  ===========                   =============

                  Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
                For the Six Months Ended June 30, 2000 and 1999

                                                        Six Months Ended
                                                             June 30
                                                      2000             1999
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $  1,005,480    $    803,212
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      274,450         221,043
    Amortization of intangible assets                   22,525          27,715
    (Gain) Loss on equity investment                    (5,490)          3,317
    Provision for loan losses                          170,000         150,000
    Loss on sale of other real estate owned                299               0
    Premium amortization on securities, net             31,700          33,233
    Changes in assets and liabilities:
      (Increase) in other assets                      (402,313)       (226,090)
      Increase (decrease) in other liabilities         126,186         (62,210)
                                                  -------------   -------------
      Net cash provided by operating activities   $  1,222,837    $    950,220
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  2,145,907    $  6,014,178
  Proceeds from maturities and principal
   payments on securities available for sale         1,513,198       3,396,284
  Purchases of securities held to maturity                   0      (8,453,579)
  Purchases of securities available for sale        (2,225,220)     (1,059,111)
  Purchases of bank premises and equipment            (164,970)        (72,871)
  Proceeds from sale of other real estate owned          2,701               0
  Net (increase) in loans                          (10,200,278)    (11,594,652)
                                                  -------------   -------------
      Net cash (used in) investing activities     $ (8,928,662)   $(11,769,751)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $  3,198,244    $  6,633,555
  Net increase (decrease) in certificates
     of deposits                                     8,384,749      (1,766,466)
  Net increase (decrease) in federal funds
     purchased and securities sold under
     agreements to repurchase                       (3,786,462)      3,701,359
  Proceeds from issuance of common stock to ESOP        25,803               0
  Cash dividends paid                                 (193,940)       (152,704)
  Fractional shares purchased                              (79)           (111)
                                                  -------------   -------------
      Net cash provided by financing activities   $  7,628,315     $ 8,415,633
                                                  -------------   -------------
      (Decrease) in cash and cash equivalents     $    (77,510)    $(2,403,898)

Cash and Cash Equivalents
  Beginning                                          6,420,162       7,636,475
                                                  -------------   -------------
  Ending                                          $  6,342,652    $  5,232,577
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                      $  2,740,263    $  2,111,280
                                                  =============   =============
    Income taxes                                  $    378,968    $    234,038
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $    121,519    $    102,772
                                                  =============   =============
   Unrealized (loss) on securities
    available for sale                            $    (81,556)   $   (178,974)
                                                  =============   =============


                         EAGLE FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals from interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1999.

(3) The results of operations for the three and six month periods ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of June 30, 2000 and December 31, 1999, are:

                                      June 30, 2000             Dec 31, 1999
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      121,983           $      121,982
Obligations of U.S. government
 corporations and agencies                3,505,132                3,508,336
Mortgage-backed securities                8,820,575                9,610,658
Obligations of states and political
 subdivisions                            14,864,737               16,246,216
                                     --------------           --------------
                                     $   27,312,427           $   29,487,192
                                     ==============           ==============

                                      June 30, 2000             Dec 31, 1999
                                       Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $      123,525           $      124,517
Obligations of U.S. government
 corporations and agencies                3,417,082                3,443,285
Mortgage-backed securities                8,446,163                9,265,569
Obligations of states and political
 subdivisions                            14,340,100               15,749,619
                                     --------------           --------------
                                     $   26,326,870           $   28,582,990
                                     ==============           ==============

                                      June 30, 2000             Dec 31, 1999
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    3,752,408           $    3,753,082
Mortgage-backed securities                4,775,985                4,621,081
Obligations of states and political
 Subdivisions                             1,493,010                1,080,608
Other                                     1,985,666                1,843,118
                                     --------------           --------------
                                     $   12,007,069           $   11,297,889
                                     ==============           ==============

                                      June 30, 2000             Dec 31, 1999
                                       Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    3,704,581           $    3,722,667
Mortgage-backed securities                4,685,018                4,496,760
Obligations of states and political
 Subdivisions                             1,465,150                1,049,296
Other                                     1,873,541                1,831,943
                                     --------------           --------------
                                     $   11,728,290           $   11,100,666
                                     ==============           ==============

(5) Net loans at June 30, 2000 and December 31, 1999 are summarized as follows (In Thousands):

                                                June 30, 2000        Dec 31, 1999
                                               ---------------     ---------------
Loans secured by real estate:
  Construction and land development            $        4,868      $        4,138
  Secured by farmland                                   6,100               6,057
  Secured by 1-4 family residential                    70,944              64,566
  Nonfarm, nonresidential loans                        24,911              23,457
Loans to finance agricultural production                  497                 495
Commercial and industrial loans                        10,515               9,952
Loans to individuals                                   15,819              14,745
Loans to U.S. state and political subdivisions          1,242               1,343
All other loans                                            92                 102
                                               ---------------     ---------------
Gross loans                                    $      134,988      $      124,855

Less:
  Unearned income                                         (17)                (37)
  Allowance for loan losses                            (1,246)             (1,123)
                                               ---------------     ---------------
Loans, net                                     $      133,725      $      123,695
                                               ===============     ===============

(6)     Allowance for Loan Losses

                                              Jun 30 2000      Jun 30, 1999      Dec 31, 1999
                                            --------------    --------------    --------------
Balance, beginning                          $   1,122,616     $     925,171     $     925,171
Provision charged to operating expense            170,000           150,000           335,000
Recoveries added to the allowance                  17,871            45,052            99,746
Loan losses charged to the allowance              (64,551)         (155,778)         (237,301)
                                            --------------    --------------    --------------
Balance, ending                             $   1,245,936     $     964,445     $   1,122,616
                                            ==============    ==============    ==============

(7)     New Accounting Pronouncements

There are no new accounting pronouncements to disclose within this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first six months of 2000 and 1999 was $1,005,480 and $803,212, respectively. This is an increase of $202,268 or 25.18%. Net interest income after provision for loan losses for the first six months of 2000 and 1999 was $3,399,608 and $2,983,211, respectively. This is an increase of $416,397 or 13.96%. Total other income increased $153,455 or 16.65% from $921,929 for the first six months of 1999 to $1,075,384 for the first six months of 2000. Total other expenses increased $289,970 or 10.12% from $2,866,082 during the first six months of 1999 to $3,156,052 during the first six months of 2000.

Earnings per common share outstanding (basic and diluted) was $0.70 and $0.57 for the six months ended June 30, 2000 and 1999, respectively. Annualized return on average assets for the six month periods ended June 30, 2000 and 1999 was 1.12% and 1.05%, respectively. Annualized return on average equity for the six month periods ended June 30, 2000 and 1999 was 11.33% and 9.79%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the six month periods ended June 30, 2000 and 1999 increased $20,000 from $150,000 in 1999 to $170,000 in 2000. The allowance for loan losses increased $123,320 or 10.99% during the first six months of 2000 from $1,122,616 at December 31, 1999 to $1,245,936 at June 30, 2000. The allowance as a percentage of total loans increased from 0.90% as of December 31, 1999 to 0.92% as of June 30, 2000. The Company had net charge-offs of $46,680 and $110,726 for the first six months of 2000 and 1999, respectively. The ratio of net charge-offs to average loans decreased from 0.11% for the first six months of 1999 to 0.04% for the first six months of 2000.

The coverage of the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest increased from 123.68% at December 31, 1999 to 276.61% at June 30, 2000. Loans past due greater than 90 days and still accruing interest decreased from $642,299 at December 31, 1999 to $192,303 at June 30, 2000.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of June 30, 2000 was $671,950. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $8.7 million or 4.87% from $178.4 million at December 31, 1999 to $187.1 million at June 30, 2000. Securities decreased $1.6 million or 3.81% during the first six months of 2000 from $40.6 million at December 31, 1999 to $39.0 million at June 30, 2000. Loans, net of unearned discounts increased $10.2 million or 8.13% during the same period from $124.8 million at December 31, 1999 to $135.0 million at June 30, 2000.

Total liabilities increased $7.9 million or 4.91% during the first six months of 2000 from $160.9 million at December 31, 1999 to $168.8 million at June 30, 2000. Total deposits increased $11.6 million or 7.78% during the same period from $148.9 at December 31, 1999 to $160.5 million at June 30, 2000. Total shareholders' equity increased $0.7 million or 4.49% during the first six months of 2000 from $17.5 million at December 31, 1999 to $18.2 million at June 30, 2000.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $0.49 or 4.02% from $12.19 per share at December 31, 1999 to $12.68 per share at June 30, 2000. During 1999 the Company paid $0.38 per share in dividends. The Company's 2000 total dividends for the first two quarters was $0.22 per share. The Company has a Dividend Investment
Plan that reinvests the dividends of participating shareholders in Company stock. The Company also sponsors a 401(k) savings plan under which eligible employees may choose to save up to 15 percent of their salary. The Company matches 50 percent (up to 6 percent of the employee's salary) of employee contributions with Company common stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $46.3 million at June 30, 2000 and $42.6 million at December 31, 1999. These represent 27.42% and 26.46% of total liabilities as of June 30, 2000 and December 31, 1999, respectively.

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

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings.

               None.

Item 2.      Changes in Securities and Use of Proceeds.

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

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Financial Data Schedule
                                       (incorporated herein as Exhibit 27).

            Exhibit 99.                Not applicable.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the second quarter of 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          August 9, 2000       /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President and Chief Executive
                                     Officer


Date:          August 9, 2000       /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer