Form 10-Q
period 2000-09-30
EAGLE FINANCIAL SERVICES INC
filed 2000-11-13
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of November 9, 2000 was 1,442,098.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements    .......................................  3

                 Consolidated Balance Sheets as of
                 September 30, 2000 and December 31, 1999    ...............  3

                 Consolidated Statements of Income for the Three
                 and Nine Months Ended September 30, 2000 and 1999    ......  4

                 Consolidated Statements of Shareholders' Equity
                 for the Nine Months Ended September 30, 2000 and 1999 ...... 5

                 Consolidated Statements of Cash Flows for
                 the Nine Months Ended September 30, 2000 and 1999    ......  6

                 Notes to Consolidated Financial Statements    .............  7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ..............  8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ..........................................  9


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

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    As of September 30, 2000 and December 31, 1999

                                                (Unaudited)
                                               Sep 30, 2000       Dec 31, 1999
                                             ---------------    ---------------
Assets
Cash and due from banks                      $    5,835,752     $    6,420,162
Federal funds sold                                        0                  0
Securities available for sale                    12,169,296         11,100,666
Securities held to maturity (fair value:
  2000, $25,911,280; 1999, $28,582,990)          26,550,879         29,487,192

Loans, net allowance for loan losses
   of $1,308,640 in 2000 and
   $1,122,616 in 1999                           139,889,222        123,694,599
Bank premises and equipment, net                  4,889,051          3,997,919
Other assets                                      4,053,727          3,677,223
                                             ---------------    ---------------
           Total assets                      $  193,387,927     $  178,377,761
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   27,223,561     $   22,883,062
       Interest bearing demand deposits,
          money market and savings accounts      53,421,275         55,145,407
       Time deposits                             82,556,120         70,860,009
                                             ---------------    ---------------
          Total deposits                     $  163,200,956     $  148,888,478
    Federal funds purchased and securities
       sold under agreements to repurchase        5,436,624          6,160,852
    Federal Home Loan Bank advances               5,000,000          5,000,000
    Other liabilities                             1,015,982            867,583
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  174,653,562     $  160,916,913
                                             --------------     ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2000, 1,442,098; issued
         1999, 1,432,797 shares                   3,605,245          3,581,992
    Surplus                                       2,804,750          2,602,005
    Retained Earnings                            12,427,797         11,407,018
    Accumulated other comprehensive loss           (103,427)          (130,167)
                                             ---------------    ---------------
           Total shareholders' equity        $   18,734,365     $   17,460,848
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  193,387,927     $  178,377,761
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                  Consolidated Statements of Income (Unaudited)
                  For the Periods Ended September 30, 2000 and 1999

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30                       September 30
                                                     2000             1999              2000             1999
                                                ---------------  ---------------   ---------------  ---------------
    Interest Income
      Interest and fees on loans                $    2,901,450   $    2,222,801    $    8,102,528   $    6,265,983
      Interest on federal funds sold                     7,872              826            12,223           14,426
      Interest on securities held to maturity:
          Taxable interest income                      266,267          297,335           825,801          864,020
          Interest income exempt from
            federal income taxes                       102,361          117,959           314,374          324,538
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      136,813          141,471           378,389          461,699
          Interest income exempt from
             federal income taxes                       18,378            7,106            51,033           17,970
          Dividends                                     37,946           28,297           100,355           78,319
      Interest on deposits in banks                        253              407             1,751              898
                                                ---------------  ---------------   ---------------  ---------------
                Total interest income           $    3,471,340   $    2,816,196    $    9,786,454   $    8,027,853
                                                ---------------  ---------------   ---------------  ---------------
    Interest Expense
      Interest on deposits                      $    1,437,355   $      999,097    $    3,884,128   $    2,896,336
      Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                 44,119           75,455           217,970          132,476
      Interest on Federal Home Loan
          Bank advances                                 63,122           63,122           188,004          187,308
                                                ---------------  ---------------   ---------------  ---------------

                Total interest expense          $    1,544,596   $    1,137,674    $    4,290,102   $    3,216,120
                                                ---------------  ---------------   ---------------  ---------------

                Net interest income             $    1,926,744   $    1,678,522    $    5,496,352   $    4,811,733
      Provision For Loan Losses                         90,000           80,000           260,000          230,000
                                                ---------------  ---------------   ---------------  ---------------

                Net interest income after
                provision for loan losses       $    1,836,744   $    1,598,522    $    5,236,352   $    4,581,733
                                                ---------------  ---------------   ---------------  ---------------

    Other Income
      Trust Department income                   $       85,595   $       99,602    $      250,961   $      263,788
      Service charges on deposits                      185,025          192,150           549,277          475,556
      Other service charges and fees                   259,241          252,553           757,817          668,612
      Other operating income                            28,653           24,637            75,843           82,915
                                                ---------------  ---------------   ---------------  ---------------

                                                $      558,514   $      568,942    $    1,633,898   $    1,490,871
                                                ---------------  ---------------   ---------------  ---------------
    Other Expenses
      Salaries and wages                        $      727,565   $      683,186    $    2,137,122   $    1,993,103
      Pension and other employee benefits              187,866          140,987           519,178          341,499
      Occupancy expenses                               124,272          103,563           370,187          324,565
      Equipment expenses                               181,079          139,621           475,424          406,478
      Stationary and supplies                           74,069           49,460           155,833          150,484
      Credit card expense                               52,467           52,744           147,711          130,459
      ATM network fees                                  35,424           63,130           101,188          131,389
      Postage                                           31,164           34,164           109,123          103,535
      Other operating expenses                         300,831          281,284           855,023          832,709
                                                ---------------  ---------------   ---------------  ---------------

                                                $    1,714,737   $    1,548,139    $    4,870,789   $    4,414,221
                                                ---------------  ---------------   ---------------  ---------------

               Income before income taxes       $      680,521   $      619,325    $    1,999,461   $    1,658,383
    Income Tax Expense                                 177,127          163,979           490,587          399,825
                                                ---------------  ---------------   ---------------  ---------------

                Net Income                      $      503,394   $      455,346    $    1,508,874   $    1,258,558
                                                ===============  ===============   ===============  ===============
    Earnings Per Share,
      (basic and assuming dilution)             $         0.35   $         0.32    $         1.05   $         0.89
                                                ===============  ===============   ===============  ===============

                 Eagle Financial Services, Inc. and Subsidiary
           Consolidated Statements of Shareholders' Equity (Unaudited)
              For the Nine Months Ended September 30, 2000 and 1999


                                                                                 Accumulated
                                                                                    Other
                                         Common                     Retained    Comprehensive Comprehensive
                                         Stock        Surplus       Earnings    Income (Loss)     Income          Total
                                      ------------  ------------  ------------  ------------   ------------   --------------
Balance, December 31, 1998            $ 3,545,853   $ 2,307,615   $10,262,104   $    77,929                     $16,193,501
Comprehensive income:
  Net income                                                        1,258,558                  $ 1,258,588        1,258,558
  Other comprehensive income:
    Unrealized (loss) on
      securities available for
      sale, net of deferred
      income taxes of $106,336                                                     (206,416)      (206,416)        (206,416)
                                                                                               ------------
    Total comprehensive income                                                                 $ 1,052,142
                                                                                               ============
  Issuance of common stock, dividend
    investment plan (5,991 shares)         14,976       144,375                                                     159,351
  Dividends declared ($0.18 per share)                               (397,696)                                     (397,696)
  Fractional shares purchased                 (11)         (152)                                                       (166)
                                      ------------  ------------  ------------  ------------                  --------------
Balance, September 30, 1999           $ 3,560,815   $ 2,451,838   $11,122,966   $  (128,487)                     $17,007,132
                                      ============  ============  ============  ============                  ==============

Balance, December 31, 1999            $ 3,581,992   $ 2,602,005   $11,407,018   $  (130,167)                    $17,460,848
Comprehensive income:
  Net income                                                        1,508,874                  $ 1,508,874        1,508,874
  Other comprehensive income:
    Unrealized gain on
      securities available for
      sale, net of deferred
      income taxes of $13,776                                                        26,740         26,740           26,740
                                                                                                ------------
    Total comprehensive income                                                                  $ 1,535,614
                                                                                                ============
  Issuance of common stock, employee
    Benefit plan (2,100 shares)              5,250       34,832                                                      40,082
  Issuance of common stock, dividend
    investment plan (7,207 shares)          18,018      168,061                                                     186,079
  Dividends declared ($0.22 per share)                                (488,095)                                    (488,095)
  Fractional shares purchased                  (15)        (148)                                                       (163)
                                       ------------  ------------  ------------  -----------                    ------------
Balance, September 30, 2000            $ 3,605,245  $ 2,804,750    $12,427,797   $ (103,427)                    $18,734,365
                                       ============  ============  ============  ===========                   =============

                  Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2000 and 1999

                                                         Nine Months Ended
                                                           September 30
                                                      2000             1999
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $  1,508,874    $  1,258,558
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      443,683         335,304
    Amortization of intangible assets                   33,788          42,149
    (Gain) Loss on equity investment                    (9,402)          7,511
    Provision for loan losses                          260,000         230,000
    Loss on sale of other real estate owned              1,184               0
    Premium amortization on securities, net             46,532          60,516
    Changes in assets and liabilities:
      (Increase) in other assets                      (594,595)       (523,798)
      Increase (decrease) in other liabilities         148,399         (22,599)
                                                  -------------   -------------
      Net cash provided by operating activities   $  1,838,463    $  1,387,641
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  2,894,917    $  6,793,349
  Proceeds from maturities and principal
   payments on securities available for sale         2,790,838       4,123,775
  Purchases of securities held to maturity                   0      (8,453,579)
  Purchases of securities available for sale        (3,824,088)     (1,329,057)
  Purchases of bank premises and equipment          (1,263,771)       (155,608)
  Proceeds from sale of other real estate owned        107,701               0
  Net (increase) in loans                          (16,454,623)    (18,144,293)
                                                  -------------   -------------
      Net cash (used in) investing activities     $(15,749,026)   $(17,165,413)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $  2,616,367    $  6,158,611
  Net increase (decrease) in certificates
     of deposits                                    11,696,111      (1,547,943)
  Net increase (decrease) in federal funds
     purchased and securities sold under
     agreements to repurchase                         (724,228)      9,501,877
  Proceeds from issuance of common stock to ESOP        40,082               0
  Cash dividends paid                                 (302,016)       (238,345)
  Fractional shares purchased                             (163)           (166)
                                                  -------------   -------------
      Net cash provided by financing activities   $ 13,326,153     $13,874,034
                                                  -------------   -------------
      (Decrease) in cash and cash equivalents     $   (584,410)    $(1,903,738)

Cash and Cash Equivalents
  Beginning                                          6,420,162       7,636,475
                                                  -------------   -------------
  Ending                                          $  5,835,752    $  5,732,737
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                      $  4,275,531    $  3,251,490
                                                  =============   =============
    Income taxes                                  $    528,950    $    505,627
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $    186,079    $    159,351
                                                  =============   =============
   Unrealized gain (loss) on securities
    available for sale                            $     40,516   $   (312,752)
                                                  =============   =============


                         EAGLE FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals from interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999, and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 1999.

(3) The results of operations for the three and nine month periods ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of September 30, 2000 and December 31, 1999, are:

                                   September 30, 2000          Dec 31, 1999
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      121,983           $      121,982
Obligations of U.S. government
 corporations and agencies                3,503,696                3,508,336
Mortgage-backed securities                8,433,765                9,610,658
Obligations of states and political
 subdivisions                            14,491,435               16,246,216
                                     --------------           --------------
                                     $   26,550,879           $   29,487,192
                                     ==============           ==============

                                   September 30, 2000             Dec 31, 1999
                                       Fair Value                  Fair Value
                                     --------------           --------------
U.S. Treasury securities             $      124,059           $      124,517
Obligations of U.S. government
 corporations and agencies                3,455,780                3,443,285
Mortgage-backed securities                8,202,997                9,265,569
Obligations of states and political
 subdivisions                            14,128,444               15,749,619
                                     --------------           --------------
                                     $   25,911,280           $   28,582,990
                                     ==============           ==============

                                   September 30, 2000             Dec 31, 1999
Available for Sale                   Amortized Cost             Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    3,252,195           $    3,753,082
Mortgage-backed securities                5,289,360                4,621,081
Obligations of states and political
 Subdivisions                             1,493,976                1,080,608
Other                                     2,290,472                1,843,118
                                     --------------           --------------
                                     $   12,326,003           $   11,297,889
                                     ==============           ==============

                                   September 30, 2000             Dec 31, 1999
                                       Fair Value                  Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    3,232,485           $    3,722,667
Mortgage-backed securities                5,253,753                4,496,760
Obligations of states and political
 Subdivisions                             1,488,163                1,049,296
Other                                     2,194,895                1,831,943
                                     --------------           --------------
                                     $   12,169,296           $   11,100,666
                                     ==============           ==============

(5) Net loans at September 30, 2000 and December 31, 1999 are summarized as follows (In Thousands):

                                                Sept 30, 2000        Dec 31, 1999
                                               ---------------     ---------------
Loans secured by real estate:
  Construction and land development            $        5,139      $        4,138
  Secured by farmland                                   5,536               6,057
  Secured by 1-4 family residential                    74,608              64,566
  Nonfarm, nonresidential loans                        25,525              23,457
Loans to finance agricultural production                  589                 495
Commercial and industrial loans                        11,494               9,952
Loans to individuals                                   16,923              14,745
Loans to U.S. state and political subdivisions          1,329               1,343
All other loans                                            66                 102
                                               ---------------     ---------------
Gross loans                                    $      141,209      $      124,855

Less:
  Unearned income                                         (11)                (37)
  Allowance for loan losses                            (1,309)             (1,123)
                                               ---------------     ---------------
Loans, net                                     $      139,889      $      123,695
                                               ===============     ===============

(6)     Allowance for Loan Losses

                                              Sep 30 2000      Sep 30, 1999      Dec 31, 1999
                                            --------------    --------------    --------------
Balance, beginning                          $   1,122,616     $     925,171     $     925,171
Provision charged to operating expense            260,000           230,000           335,000
Recoveries added to the allowance                  27,150            80,978            99,746
Loan losses charged to the allowance             (101,126)         (188,182)         (237,301)
                                            --------------    --------------    --------------
Balance, ending                             $   1,308,640     $   1,047,967     $   1,122,616
                                            ==============    ==============    ==============

(7)     New Accounting Pronouncements

There are no new accounting pronouncements to disclose within this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first nine months of 2000 and 1999 was $1,508,874 and $1,258,558, respectively. This is an increase of $230,316 or 19.89%. Net interest income after provision for loan losses for the first nine months of 2000 and 1999 was $5,236,352 and $4,581,733, respectively. This is an increase of $654,619 or 14.29%. Total other income increased $143,027 or 9.59% from $1,490,871 for the first nine months of 1999 to $1,633,898 for the first nine months of 2000. Total other expenses increased $456,568 or 10.34% from $4,414,221 during the first nine months of 1999 to $4,870,789 during the first nine months of 2000.

Earnings per common share outstanding (basic and diluted) was $1.05 and $0.89 for the nine months ended September 30, 2000 and 1999, respectively. Annualized return on average assets for the nine month periods ended September 30, 2000 and 1999 was 1.10% and 1.07%, respectively. Annualized return on average equity for the nine month periods ended September 30, 2000 and 1999 was 11.18% and 10.14%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the nine month periods ended September 30, 2000 and 1999 increased $30,000 from $230,000 in 1999 to $260,000 in 2000. The allowance for loan losses increased $186,024 or 16.57% during the first nine months of 2000 from $1,122,616 at December 31, 1999 to $1,308,640 at September 30, 2000. The
allowance as a percentage of total loans increased from 0.90% as of December 31, 1999 to 0.93% as of September 30, 2000. The Company had net charge-offs of $73,976 and $107,204 for the first nine months of 2000 and 1999, respectively. The ratio of net charge-offs to average loans decreased from 0.10% for the first nine months of 1999 to 0.06% for the first nine months of 2000.

The coverage of the allowance for loan losses over non-performing assets and loans 90 days past due and still accruing interest increased from 123.68% at December 31, 1999 to 329.35% at September 30, 2000. Loans past due greater than 90 days and still accruing interest decreased from $642,299 at December 31, 1999 to $194,892 at September 30, 2000.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of September 30, 2000 was $687,568. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $15.0 million or 8.41% from $178.4 million at December 31, 1999 to $193.4 million at September 30, 2000. Securities decreased $1.9 million or 4.60% during the first nine months of 2000 from $40.6 million at December 31, 1999 to $38.7 million at September 30, 2000. Loans, net of unearned discounts increased $16.4 million or 13.12% during the same period from $124.8 million at December 31, 1999 to $141.2 million at September 30, 2000.

Total liabilities increased $13.8 million or 8.54% during the first nine months of 2000 from $160.9 million at December 31, 1999 to $174.7 million at September 30, 2000. Total deposits increased $14.3 million or 9.61% during the same period from $148.9 at December 31, 1999 to $163.2 million at September 30, 2000. Total shareholders' equity increased $1.2 million or 7.29% during the first nine months of 2000 from $17.5 million at December 31, 1999 to $18.7 million at September 30, 2000.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $0.80 or 6.56% from $12.19 per share at December 31, 1999 to $12.99 per share at September 30, 2000. During 1999 the Company paid $0.38 per share in dividends. The Company's total dividends for the first three quarters of 2000 were $0.34 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock. The Company also sponsors a 401(k) savings plan under which eligible employees may choose to save up to 15 percent of their salary. The Company matches 50 percent (up to 6 percent of the employee's salary) of employee contributions with Company common stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $49.1 million at September 30, 2000 and $42.6 million at December 31, 1999. These represent 25.39% and 26.46% of total liabilities as of September 30, 2000 and December 31, 1999, respectively.

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

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          November 9, 2000     /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President and Chief Executive
                                     Officer


Date:          November 9, 2000     /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer