Form 10-K405
period 2000-12-31
EAGLE FINANCIAL SERVICES INC
filed 2001-04-02
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  -------------

For the fiscal year ended                Commission File Number 0-20146
December 31, 2000

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

       PAGE     1      OF     62     PAGES.      Exhibit index on page   36   .
             ------         ------                                     ------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 22, 2001 was $32,798,206. The aggregate market value of the stock was computed using a market rate of $24.75 per share.

     The number of shares of Registrant's Common Stock outstanding as of March 22, 2000 was 1,448,400.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference in Parts I, II, and IV of this Form 10-K.

(2) Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                          EAGLE FINANCIAL SERVICES, INC.
                               INDEX TO FORM 10-K
                                                                            Page
                                                                          ------
PART I

Item 1.          Business.................................................     3
Item 2.          Properties...............................................    17
Item 3.          Legal Proceedings........................................    17
Item 4.          Submission of Matters to a Vote of Security Holders......    17

PART II

Item 5.          Market for Registrant's Common Equity and
                   Related Shareholder Matters............................    18
Item 6.          Selected Financial Data..................................    19
Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................    20
Item 7A.         Quantitative and Qualitative Disclosures about
                 Market Risk..............................................    32
Item 8.          Financial Statements and Supplementary Data..............    32
Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................    32

PART III

Item 10.         Directors and Executive Officers of the Registrant.......    33
Item 11.         Executive Compensation...................................    33
Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management....  ...................................    33
Item 13.         Certain Relationships and Related Transactions...........    33

PART IV

Item 14.        Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K...................................    34

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

          The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial lending services. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies. The Bank also offers a wide variety of trust services to customers. During 1999 the Bank expanded its internet web site to offer internet banking. Customers may utilize the site to perform inquiries on account balances and activity, transfer funds among deposit and loan accounts, and pay bills online. During 1997 the Bank formed Eagle Investment Services, a division of the Bank which sells non-deposit investment products through a third party provider, UVEST Investment Services. During 1997 the Bank also formed Eagle Home Funding, a wholly owned subsidiary of the Bank, which offered secondary market mortgage products. This subsidiary was dissolved and the operations of Eagle Home Funding were merged into the Bank's loan department during the first quarter of 2000.

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

          The Bank had twenty-eight officers, fifty-eight other full-time and ten part-time employees as of December 31, 2000. None of the Bank's employees are represented by a union or covered under a collective bargaining agreement. Employee relations have been good.

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

                                 INDEX
Table 1              Average Balances, Income/Expenses and Average Rates
Table 2              Rate/Volume Variance
Table 3              Analysis of Allowance for Loan Losses
Table 4              Allocation of Allowance for Loan Losses
Table 5              Loan Portfolio
Table 6              Maturity Schedule of Selected Loans
Table 7              Non-Performing Assets
Table 8              Maturity Distribution and Yields of Securities
Table 9              Deposits and Rates Paid
Table 10             Maturities of Certificates of Deposit of $100,000 and More
Table 11             Risk Based Capital Ratios
Table 12             Interest Rate Sensitivity Schedule


Table 1  -  Average Balances, Income/Expenses and Average Rates (In Thousands) (Fully Taxable Equivalent)

                                        2000                                 1999
                            ---------------------------------    ---------------------------------
                            Average     Income/      Average     Average     Income/      Average
                            Balances    Expense       Rate       Balances    Expense       Rate
                            ---------   ---------   ---------    ---------   ---------   ---------
ASSETS:
  Loans
    Taxable                 $132,647     $11,020        8.31%    $105,663      $8,601        8.14%
    Tax-exempt (1)             1,557         118        7.58%       1,427         103        7.22%
                            ---------   ---------                ---------   ---------
      Total Loans           $134,204     $11,138        8.30%    $107,090      $8,704        8.13%
                            ---------   ---------                ---------   ---------
  Securities
    Taxable                 $ 27,694    $  1,743        6.29%    $ 30,555    $  1,863        6.10%
    Tax-Exempt (1)            11,171         735        6.58%      10,911         708        6.49%
                            ---------   ---------                ---------   ---------
      Total Securities      $ 38,865    $  2,478        6.38%    $ 41,466    $  2,571        6.20%
                            ---------   ---------                ---------   ---------
  Deposits in banks         $     30    $      2        6.67%    $     38    $      1        2.63%
                            ---------   ---------                ---------   ---------
  Federal funds sold        $    224    $     14        6.25%    $    217    $     15        6.91%
                            ---------   ---------                ---------   ---------
      Total Earning Assets  $173,323    $ 13,632        7.87%    $148,811    $ 11,291        7.59%
                                        =========                            =========
  Less: Reserve for
    loan losses               (1,230)                                (987)
  Cash and due from banks      5,845                                5,845
  Bank premises and
    equipment, net             4,254                                4,024
  Other assets                 3,755                                3,307
                            ---------                            ---------
       Total Assets         $185,947                             $161,000
                            =========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits         $ 25,067    $      0                 $ 22,343    $      0
                            ---------   ---------                ---------   ---------
    NOW accounts            $ 21,472    $    279        1.30%    $ 19,120    $    330        1.73%
    Money market accounts     18,255         533        2.92%      19,460         568        2.92%
    Savings accounts          15,453         344        2.23%      15,178         339        2.23%
    Time deposits             76,003       4,185        5.51%      57,383       2,768        4.82%
                            ---------   ---------                ---------   ---------
    Total Interest-
      Bearing Deposits      $131,183   $   5,341        4.07%    $111,141    $  4,005        3.60%
  Fed funds purchased and
    securities sold under
     agreements to repurchase  5,324         308        5.79%        4,754        230        4.84%
  Federal Home Loan
    Bank advances              5,000         251        5.02%        5,000        250        5.00%
                            ---------   ---------                ---------   ---------
    Total Interest-
      Bearing Liabilities   $141,507    $  5,900        4.17%    $ 120,895    $ 4,485        3.71%
                            ---------   =========                ---------   =========
  Other Liabilities         $  1,145                             $   1,050
                            ---------                            ---------
  Shareholders' Equity      $ 18,228                             $  16,712
                            ---------                            ---------
    Total Liabilities &
      Shareholders' Equity  $185,947                             $ 161,000
                            =========                            =========

Net interest spread                                     3.70%                                3.88%
Interest expense as a percent
  of average earning assets                             3.40%                                3.01%
Net interest margin                                     4.46%                                4.57%

(1) Income and rates on tax-exempt assets are computed on a tax equivalent basis using a federal tax rate of 34%.


Table 1 - Average Balances, Income/Expenses and Average Rates (In Thousands) (Fully Taxable Equivalent) (continued)

                                         1998
                            ---------------------------------
                            Average     Income/      Average
                            Balances    Expense       Rate
                            ---------   ---------   ---------
ASSETS:
  Loans
    Taxable                 $ 83,888    $  7,189        8.57%
    Tax-exempt (1)             1,440         109        7.57%
                            ---------   ---------
      Total Loans           $ 85,328    $  7,298        8.55%
                            ---------   ---------
  Securities
    Taxable                 $ 35,765    $  2,149        6.01%
    Tax-Exempt (1)             4,966         333        6.71%
                            ---------   ---------
      Total Securities      $ 40,731    $  2,482        6.09%
                            ---------   ---------
  Deposits in banks         $      41    $     2        4.88%
                            ---------   ---------
  Federal funds sold        $  2,090    $    114        5.45%
                            ---------   ---------
      Total Earning Assets  $128,190    $  9,896        7.72%
                                        =========
  Less: Reserve for
    loan losses                 (800)
  Cash and due from banks       4,985
  Bank premises and
    equipment, net             4,127
  Other assets                 3,413
                            ---------
       Total Assets         $139,915
                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits         $ 18,443    $      0
                            ---------   ---------
    NOW accounts            $ 16,365    $    325        1.99%
    Money market accounts     17,488         553        3.16%
    Savings accounts          13,773         330        2.40%
    Time deposits             56,604       2,971        5.25%
                            ---------   ---------
      Total Interest-
        Bearing Deposits    $104,230    $  4,179        4.01%
    Fed funds purchased and
      securities sold under
      agreements to repurchase   305          14        4.59%
    Federal Home Loan
      Bank advances              233          12        5.15%
                            ---------   ---------
      Total Interest-
        Bearing Liabilities $104,768    $  4,205       4.01%
                            ---------   =========
  Other Liabilities         $  1,160
                            ---------
  Shareholders' Equity      $ 15,544
                            ---------
    Total Liabilities &
      Shareholders' Equity  $139,915
                            =========

Net interest spread                                     3.71%
Interest expense as a percent
  of average earning assets                             3.28%
Net interest margin                                     4.44%

(1) Income and rates on tax-exempt assets are computed on a tax equivalent basis using a federal tax rate of 34%.


Table 2  -  Rate/Volume Variance (In Thousands)

                               2000 Compared to 1999                 1999 Compared to 1998
                           --------------------------------------------------------------------
                                       Due to     Due to                     Due to     Due to
                            Change     Volume      Rate           Change     Volume      Rate
                           --------   --------   --------        --------   --------   --------
INTEREST INCOME:
Loans; taxable             $  2,419    $2,236     $  183         $ 1,412    $ 1,764    $  (352)
Loans; tax-exempt                15        10          5              (6)        (1)        (5)
Securities; taxable            (120)     (180)        60            (286)      (319)        33
Securities; tax-exempt           27        17         10             375        386        (11)
Deposits in banks                 1         1          0             (1)        (1)          0
Federal funds sold               (1)        1         (2)           (99)      (141)         42
                           --------   --------   --------        --------   --------   --------
    Total Interest Income  $  2,341    $2,085     $  256         $ 1,395    $ 1,688    $ (293)
                           --------   --------   --------        --------   --------   --------
INTEREST EXPENSE:
NOW accounts               $    (51)   $   50     $  (101)       $     5    $    22    $   (17)
Money market accounts           (35)      (35)          0             15         46        (31)
Savings accounts                  5         5           0              9         29        (20)
Time deposits                 1,417       983         434           (203)        41       (244)
Federal funds purchased and
  securities sold under
  agreements to repurchase       78        30          48            216        216          0
Federal Home Loan
  Bank advances                   1         0           1            238        238          0
                           --------   --------   --------        --------   --------   --------
    Total Interest Expense $  1,415    $1,033     $   382        $   280    $   592    $  (312)
                           --------   --------   --------        --------   --------   --------
Net Interest Income        $    926    $1,056     $  (126)       $ 1,115   $  1,096    $    19
                           --------   --------   --------        --------   --------   --------

Table 3  -  Analysis of Allowance for Loans Losses (In Thousands)

                                                     Year Ended
                                                     December 31
                                 --------------------------------------------------
                                  2000       1999       1998       1997       1996
                                 ------     ------     ------     ------     ------
Allowance for Loan
  Losses, January 1              $1,123     $  925     $  749     $  914     $  828
                                 ------     ------     ------     ------     ------
Loans Charged-Off:
   Commercial, financial
     and agricultural            $   35     $   73     $    1     $    4     $    0
   Real estate-construction
     and development                  0          0          0          0          0
   Real estate-mortgage               3         27          7         42          0
   Consumer                         133        137        286        640        267
                                 ------     ------     ------     ------     ------
    Total Loans Charged-Off      $  171     $  237     $  294     $  686     $  267
                                 ------     ------     ------     ------     ------
Recoveries:
   Commercial, financial
     and agricultural            $    0     $    0     $    0     $    1      $   6
   Real estate-construction
     and development                  0          0          0          0          0
   Real estate-mortgage               3          1          4          4          0
   Consumer                          35         99         94         39         57
                                 ------     ------     ------     ------     ------
    Total Recoveries             $   38     $  100     $   98     $   44     $   63
                                 ------     ------     ------     ------     ------
    Net Charge-Offs              $  133     $  137     $  196     $  642     $  204
                                 ------     ------     ------     ------     ------
Provision for Loan Losses        $  350     $  335     $  372     $  477     $  290
                                 ------     ------     ------     ------     ------
Allowance for Loan
  Losses, December 31            $1,340     $1,123     $  925     $  749     $  914
                                 ======     ======     ======     ======     ======
   Ratio of Net Charge-Offs
   to Average Loans:              0.10%      0.13%      0.23%      0.77%      0.24%
                                 ======     ======     ======     ======     ======


Table 4  -  Allocation of Allowance for Loan Losses (In Thousands)

                                 2000                    1999                    1998
                        ----------------------   ----------------------   ----------------------
                        Allowance   Percentage   Allowance   Percentage   Allowance   Percentage
                        for Loan     of Total    for Loan     of Total    for Loan     of Total
                         Losses       Loans       Losses       Loans       Losses       Loans
                        ----------  ----------   ----------  ----------   ----------  ----------
Commercial, financial,
   and agricultural     $     446         9.0%    $    374         9.5%   $     352         8.8%
Real Estate: mortgage         224        77.8%         187        78.7%         110        77.2%
Consumer                      670        13.2%         562        11.8%         463        14.0%
                        ----------               ----------               ----------
                        $   1,340                 $  1,123                $     925
                        ==========               ==========               ==========

Table 5  -  Loan Portfolio (In Thousands)

                                                                        December 31
                                                 ----------------------------------------------------------
                                                    2000        1999        1998        1997        1996
                                                 ----------  ----------  ----------  ----------  ----------
Loans secured by real estate:
  Construction and land development              $   4,396   $   4,138   $   2,168   $     588   $   1,434
  Secured by farmland                                5,109       6,057       3,565       3,700       4,013
  Secured by 1-4 family residential properties      75,809      64,566      51,444      44,863      45,156
  Secured by nonfarm, nonresidential properties     25,217      23,457      16,902      11,141       9,518
Loans to farmers
  (except those secured by real estate)                656         495         745         770       1,446
Commercial and industrial loans
  (except those secured by real estate)             10,749       9,952       6,463       5,116       6,145
Consumer installment loans
  (except those secured by real estate)             18,749      14,745      13,603      14,458      19,633
All other loans                                      1,372       1,445       1,193       1,251       1,732
                                                 ----------  ----------  ----------  ----------  ----------
      Total loans                                  142,057     124,855      96,083      81,887      89,077

Less:  Unearned discount                                (8)        (37)       (150)       (462)     (1,207)
                                                 ----------  ----------  ----------  ----------  ----------
     Total Loans, Net                            $ 142,049   $ 124,818   $  95,933   $  81,425   $  87,870
                                                 ==========  ==========  ==========  ==========  ==========

Table 6  -  Maturity Schedule of Selected Loans (In Thousands)

                                                    After
                                                    1 Year
                                       Within       Within          After
                                       1 Year       5 Years        5 Years        Total
                                      ---------     ---------     ---------     ---------
Loans secured by real estate          $  20,664     $  56,413     $  33,454     $ 110,531
Loans to farmers                            383           272             0           655
Commercial and industrial loans           3,717         6,577           455        10,749
Consumer installment loans                2,526        14,577         1,639        18,742
All other loans                              66         1,306             0         1,372
                                      ---------     ---------     ---------     ---------
                                      $  27,356     $  79,145     $  35,548     $ 142,049
                                      =========     =========     =========     =========
For maturities over one year:
     Floating rate loans                            $   2,643     $   8,852     $  11,495
     Fixed rate loans                                  76,502        26,696       103,198
                                                    ---------     ---------     ---------
                                                    $  79,145     $  35,548     $ 114,693
                                                    =========     =========     =========

Table 7  -  Non-Performing Assets (In Thousands)

                                                         December 31,
                                     ------------------------------------------
                                      2000     1999     1998     1997     1996
                                     ------   ------   ------   ------   ------
Nonaccrual loans                     $    0    $ 156   $  227   $  437   $    0
Restructured loans                        0        0        0        0        0
Other real estate owned                   0      109        0      190       47
                                     ------   ------   ------   ------   ------
  Total Non-Performing Assets        $    0    $ 265   $  227   $  627   $   47
                                     ======   ======   ======   ======   ======

Loans past due 90 days
  accruing interest                  $   47    $ 642   $  372   $  614   $  967
                                     ======   ======   ======   ======   ======

Allowance for loan losses to
  period end loans                    0.94%    0.90%    0.96%    0.92%    1.04%

Non-performing assets to
  period end loans and other
  real estate owned                   0.00%    0.21%    0.24%    0.77%    0.05%


The amount of gross interest income that would have been recorded during the periods if the non-accrual loans had been current in accordance with their original terms is incorporated by reference to Note 4 of the Consolidated Financial Statements which are contained herein` as Exhibit 99.1.

A discussion of the Company's policy for placing loans on non-accrual status is incorporated by reference to Note 1 of the Consolidated Financial Statements which are contained herein as Exhibit 99.1.


Table 8  -  Maturity Distribution and Yields of Securities (In Thousands)

                                   Due  in one year        Due after 1          Due after 5
                                        or less          through 5 years     through 10 years
                                   -----------------    -----------------    -----------------
                                   Amount      Yield    Amount      Yield    Amount      Yield
                                   -------     -----    -------     -----    -------     -----
Securities held to maturity:
   U.S. Treasury securities        $     0     0.00%    $     0     0.00%     $   122     7.63%
   Obligations of U.S. government
    corporations and agencies        1,504     5.92%      1,998     5.81%           0     0.00%
   Mortgage-backed securities            0     0.00%      3,340     6.73%       4,836     6.23%
   Obligations of states and
    political subdivisions,
    taxable                          1,201     6.23%      3,430     6.13%         323     6.55%
                                   -------              -------               -------
    Total taxable                    2,705                8,768                 5,281

   Obligations of states and
    political subdivisions,
    tax-exempt (1)                     471     6.93%      3,738     6.38%       4,908     6.42%
                                   -------              -------               -------
    Total                          $ 3,176              $12,506               $10,189
                                   -------              -------               -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies      $ 1,749     5.79%    $ 1,013     6.27%     $     0     0.00%
   Mortgage-backed securities          154     6.00%      1,928     6.19%       2,096     7.43%
   Corporate securities                  0     0.00%        816     7.34%         399     7.37%
   Other taxable securities              0     0.00%          0     0.00%           0     0.00%
                                   -------              -------               -------
    Total taxable                  $ 1,903              $ 3,757               $ 2,495
                                   -------              -------               -------
   Obligations of states and
    Political subdivisions,
    tax-exempt (1)                       0     0.00%          0     0.00%       1,535    7.37%
                                   -------              -------               -------
    Total                          $ 1,903              $ 3,757               $ 4,030
                                   -------              -------               -------
Total securities:                  $ 5,079              $16,263               $14,219
                                   =======              =======               =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


Table 8 - Maturity Distribution and Yields of Securities (In Thousands)
          (continued)

                                       Due after
                                     10 years and
                                   Equity Securities          Total
                                   -----------------    -----------------
                                   Amount      Yield    Amount      Yield
                                   -------     -----    -------     -----
Securities held to maturity:
   U.S. Treasury securities        $     0     0.00%    $   122     7.63%
   Obligations of U.S. government
    corporations and agencies            0     0.00%      3,502     5.86%
   Mortgage-backed securities            0     0.00%      8,176     6.43%
   Obligations of states and
    political subdivisions,
    taxable                              0     0.00%      4,954     6.18%
                                   -------              -------
    Total taxable                        0               16,754

Obligations of states and
    political subdivisions,
    tax-exempt (1)                     425     6.44%      9,542     6.43%
                                   -------              -------
    Total                          $   425              $26,296
                                   -------              -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies      $     0     0.00%    $ 2,762     5.96%
   Mortgage-backed securities            0     0.00%      4,178     6.80%
   Corporate securities                  0     0.00%      1,215     7.35%
   Other taxable securities          1,933     7.62%      1,933     7.62%
                                   -------              -------
    Total taxable                  $ 1,933              $10,088
                                   -------              -------
   Obligations of state and
    Political subdivisions
    Tax-exempt                           0     0.00%      1,535     7.37%
                                   -------              -------
    Total                          $ 1,933              $11,623
                                   -------              -------
Total securities:                  $ 2,358              $37,919
                                   =======              =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


Table 9  -  Deposits and Rates Paid (In Thousands)

                                                     December 31
                            --------------------------------------------------------------
                                   2000                 1999                 1998
                            ------------------    ------------------    ------------------
                             Amount      Rate      Amount      Rate      Amount      Rate
                            ---------   ------    ---------   ------    ---------   ------
Noninterest-bearing         $  28,189             $ 22,883              $  21,289
                            ---------             ---------             ---------
Interest-bearing:
   NOW accounts                23,487    1.30%      20,267     1.73%       18,053    1.99%
   Money market accounts       18,032    2.92%      19,384     2.92%       18,922    3.16%
   Regular savings accounts    15,181    2.23%      15,494     2.23%       13,959    2.40%
   Certificates of deposit:
     Less than $100,000        56,319    5.38%      48,820     4.82%       37,540    5.16%
     $100,000 and more         26,849    5.80%      22,040     4.78%       20,477    5.46%
                            ---------             ---------             ---------
Total interest-bearing      $ 139,868    4.07%    $ 126,005    3.60%    $ 108,921    4.01%
                            ---------             ---------             ---------
Total deposits              $ 168,057             $ 148,888             $ 130,210
                            =========             =========             =========


Table 10  -  Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and More (In Thousands)

                          Within     Three to     Six to      One to       Over
                          Three        Six        Twelve       Five        Five
                          Months      Months      Months       Years       Years      Total
                         --------    --------    --------    --------    --------    --------
At December 31, 2000     $ 10,217    $  5,070    $  7,164    $  4,398    $      0    $ 26,849
                         ========    ========    ========    ========    ========    ========

Table 11  -  Risk Based Capital Ratios (In Thousands)

                                                       December 31
                                                ------------------------
                                                   2000          1999
                                                ----------    ----------
       Tier 1 Capital:
    Shareholders' Equity                        $   18,736    $   17,084
Tier 2 Capital:
    Allowable Allowance for Loan Losses              1,340         1,123
                                                ----------    ----------
    Total Capital:                              $   20,076    $   18,207
                                                ==========    ==========
    Risk Weighted Assets:                       $ 134,219     $  119,959
                                                ==========    ==========
Risk Based Capital Ratios:
     Tier 1 to Risk Weighted Assets                 13.96%        14.24%
     Total Capital to Risk Weighted Assets          14.96%        15.18%


Table 12  -  Interest Rate Sensitivity Schedule (In Thousands)

                                                             December 31, 2000
                                     -------------------------------------------------------------------
                                                          Mature or Reprice Within
                                     -------------------------------------------------------------------
                                                    Over Three
                                                    Months        Over
                                      Three         Through       One Year      Over
                                      Months        Twelve        To Five       Five
                                      Or Less       Months        Years         Years         Total
                                     -----------   -----------   -----------   -----------   -----------
INTEREST-EARNING ASSETS:
   Loans (net of unearned income)    $   24,825    $   14,026    $   76,502    $   26,696    $  142,049
   Securities and other
    interest-earning assets                 955         4,381        16,059        16,554        37,949
   Federal funds sold                     2,881             0             0             0         2,881
                                     -----------   -----------   -----------   -----------   -----------
    Total interest-earning assets    $   28,661    $   18,407    $   92,561    $   43,250    $  182,879
                                     -----------   -----------   -----------   -----------   -----------
INTEREST-BEARING LIABILITIES:
   Certificates of deposit:
     $100,000 and more               $   10,217    $   12,234    $    4,398    $        0    $   26,849
     less than $100,000                  10,244        28,381        17,694             0        56,319
   Other deposits                        56,700             0             0             0        56,700
   Federal funds purchased and
     securities sold under
     agreements to repurchase             2,783             0             0             0         2,783
   Federal Home Loan Bank advances            0             0             0         5,000         5,000
                                     -----------   -----------   -----------   -----------   -----------
    Total interest-bearing
     liabilities                     $   79,944    $   40,615    $   22,092    $    5,000    $  147,651
                                     -----------   -----------   -----------   -----------   -----------
   Interest sensitivity gap:
    Asset sensitive
    (Liability sensitive)            $  (51,283)   $  (22,208)   $   70,469    $   38,250    $   35,228
                                     ===========   ===========   ===========   ===========   ===========

   Cumulative interest rate gap:     $  (51,283)   $  (73,491)   $   (3,022)   $   35,228
                                     ===========   ===========   ===========   ===========

   Ratio of cumulative gap to total
    interest earning assets:             -28.04%       -40.19%        -1.65%        19.26%
                                     ===========   ===========   ===========   ===========

Item 2.         Properties.

          The present headquarters building of the Registrant and the Bank, which is owned, was substantially enlarged and remodeled in 1983-84 and again in 1993. The building now consists of a two-story building of brick construction, with approximately 20,000 square feet of floor space located at 2 East Main Street, Berryville, Virginia. This office has seven teller stations in the lobby, a remote drive-through facility with a walk-up window, and a 24 hour automated teller machine. The Bank also owns and operates branch offices at 108 West Main Street, Boyce, Virginia, 1508 Senseny Road, Winchester, Virginia, 40 West Piccadilly Street, Wincheter, Virginia, and 382 Fairfax Pike, Stephens City, Virginia. The Bank also presently operates a leased branch at 625 East Jubal Early Drive, Winchester, Virginia.

          The Bank owns a 1.5 acre parcel of land located adjacent to the Food Lion grocery store in Berryville, Virginia on Route 340. A branch will be constructed on this site in the future. The Bank also owns a building at 18 North Church Street in Berryville for future expansion. This site is currently leased and used for offices. During 2000 the Bank purchased a building lot located in front of the Trex Company headquarters on 522 North in Winchester, Virginia. A branch will be constructed on this site in the future.

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

                    2000            1999            1998            Dividends Per Share
              ---------------------------------------------------------------------------
               High     Low    High     Low    High     Low         2000     1999     1998
              ---------------------------------------------------------------------------
1st Quarter   $29.00  $27.50  $28.00  $27.00  $25.00  $24.00      $0.11    $0.09    $0.08
2nd Quarter    28.00   25.50   29.00   28.00   26.00   25.00       0.11     0.09     0.08
3rd Quarter    25.50   25.00   28.00   28.00   27.00   26.00       0.12     0.10     0.08
4th Quarter    26.00   25.00   29.00   28.00   27.00   27.00       0.12     0.10     0.09


          The Company's dividend policy was changed during 1997 to pay quarterly dividends beginning February 15, 1997. The company has paid quarterly dividends during each of years after the policy change.

          The Registrant's future dividends will depend upon its earnings and financial condition and upon other factors not presently determinable. It is anticipated that the Registrant will obtain the funds needed for the payment of its dividends and expenses from the Bank in the form of dividends.

          There were 1,184 holders of record of the Registrant's Common Stock as of March 21, 2000.

Item 6.  Selected Financial Data.

The following Selected Financial Data for the five fiscal years ended December 31, 2000 should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements of the Registrant incorporated by reference in response to Item 8, Financial Statements and Supplementary Data.

                                                         Year Ended December 31
                             ------------------------------------------------------------------------
                                 2000           1999           1998           1997           1996
Income Statement Data:       ------------   ------------   ------------   ------------   ------------
Interest Income              $ 13,342,966   $ 11,014,989   $  9,746,590   $  9,310,237   $  9,402,870
Interest Expense                5,899,537      4,485,143      4,204,254      3,904,197      3,910,612
                             ------------   ------------   ------------   ------------   ------------
Net Interest Income          $  7,443,429   $  6,529,846   $  5,542,336   $  5,406,040   $  5,492,258
  Provision for Loan Losses       350,000        335,000        371,886        476,667        290,000
                             ------------   ------------   ------------   ------------   ------------
Net Interest Income after
 Provision for Loan Losses   $  7,093,429   $  6,194,846   $  5,170,450   $  4,929,373   $  5,202,258
Noninterest Income              2,175,228      2,024,649      1,707,712      1,245,781      1,024,770
                             ------------   ------------   ------------   ------------   ------------
Net Revenue                  $  9,268,657   $  8,219,495   $  6,878,162   $  6,175,154   $  6,227,028
Noninterest Expenses            6,576,135      5,982,827      5,099,167      4,690,999      4,378,387
                             ------------   ------------   ------------   ------------   ------------
Income before
 Income Taxes                $  2,692,522   $  2,236,668   $  1,778,995   $  1,484,155   $  1,848,641
Applicable Income Taxes           677,696        551,538        470,190        372,143        537,304
                             ------------   ------------   ------------   ------------   ------------
Net Income                   $  2,014,826   $  1,685,130   $  1,308,805   $  1,112,012   $  1,311,337
                             ============   ============   ============   ============   ============
Performance Ratios:

Return on Average Assets            1.08%          1.05%          0.94%          0.87%          1.06%
Return on Average Equity           11.05%         10.08%          8.42%          7.59%          9.58%
Shareholders' Equity
 to Assets                          9.82%          9.79%         10.58%         11.30%         11.25%
Dividend Payout Ratio              32.81%         32.06%         35.60%         40.38%         31.86%

Per Share Data (1):

Net Income, basic
 and diluted                 $       1.40   $       1.18   $       0.93   $       0.79   $       0.94
Cash Dividends Declared              0.46           0.38           0.33           0.32           0.30
Book Value                          13.33          12.19          11.42          10.69          10.14
Market Price *                      25.50          29.00          27.00          24.00          20.50
Average Shares Outstanding      1,439,129      1,423,312      1,413,172      1,404,645      1,392,298

Balance Sheet Data:

Assets                       $196,133,288   $178,377,761   $153,124,559   $133,239,401   $126,241,741
Loans                         142,049,516    124,817,215     95,933,498     81,425,186     87,870,194
Securities                     37,918,656     40,587,858     43,081,952     37,418,780     26,089,574
Deposits                      168,056,776    148,888,478    130,209,888    117,079,355    111,087,867
Shareholders' Equity           19,265,486     17,460,848     16,193,501     15,058,115     14,196,856

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

OVERVIEW

          During 2000 total assets of the company increased $17.7 million or 9.95% from $178.4 million at December 31, 1999 to $196.1 at December 31, 2000. Loan growth was funded through an increase in total deposits, primarily time deposits. Net loans increased $17.0 million or 13.76% from $123.7 million to $140.7 million at year end 1999 and 2000, respectively. Securities decreased $2.7 million or 6.58% from $40.6 million to $37.9 million at year 1999 and 2000, respectively. Total deposits of the Company increased from $148.9 million to $168.1 million, which represents an increase of $19.2 million or 12.87% from December 31, 1999 to December 31, 2000. Shareholders' equity increased $1.8 million or 10.34% during 2000 from $17.5 million to $19.3 million.
          For the year ended December 31, 2000, net income totaled $2.0 million, a $0.3 million or 19.57% increase over 1999 net income of $1.7 million. Net income for 1998 was $1.3 million. Earnings per share was $1.40, $1.18 and $0.93 for 2000, 1999 and 1998, respectively. This is a $0.25 or 26.88% increase in 1999 and a $0.22 or 18.64% increase for 2000. Return on average equity for 2000 was 11.05% as compared to 10.08% for 1999 and 8.42% in 1998. Return on average assets for 2000 was 1.08% as compared to 1.05% for 1999 and 0.94% for 1998. During the past five years, the Company has earned $7.4 million, resulting in an increase in shareholders' equity of $6.1 million or 46.84%. The market value of the stock increased from $18.75 per share to $25.50 over the same five year period which represents an increase of 36.00%.

NET INTEREST INCOME AND NET INTEREST MARGIN

          Net interest income, the difference between total interest income and total interest expense, is the Company's primary source of earnings. Net interest income increased $0.9 million or 13.99% in 2000 and increased $1.0 million or 17.82% in 1999 from $5.5 million in 1998, $6.5 million in 1999 and $7.4 million in 2000. The amount of net interest income is derived from the volume of earning assets, the rates earned on those assets, and the cost of funds. The difference between rates on earning assets and the cost of funds is measured by the net interest margin, which increased from 4.44% in 1998 to 4.57% in 1999, then decreased to 4.46% in 2000.
          Earning assets yielded 7.87% on a fully taxable equivalent basis in 2000 as compared to 7.59% in 1999 and 7.72% in 1998. The average rate on total loans increased from 8.13% in 1999 to 8.30% in 2000, as compared to 8.55% in 1998. The total income earned on loans for 2000 was $11.1 million as compared to $8.7 million in 1999 and $7.3 million for 1998. Average loans increased $27.1 million or 25.30% from $107.1 million in 1999 to $134.2 million in 2000 as compared to an increase of $21.8 million or 25.56% from $85.3 million in 1998. Interest earned on securities was $2.5 million, $2.6 million, and $2.5 million for 1998, 1999, and 2000, respectively. This represents an increase of $0.1 million or 4.00% in 1999 and a decrease of $0.1 million or 3.85% in 2000. The average balance of securities decreased by $2.6 million or 6.27% in 2000 and increased $0.8 million or 1.80% in 1999 from $40.7 million, $41.5 million and $38.9 million in 1998, 1999 and 2000, respectively. The average rate on securities increased from 6.09% in 1998 to 6.20% in 1999 and 6.38% in 2000.
          Interest expense increased from $4.2 million in 1998 to $4.5 million in 1999 and $5.9 million in 2000. This represents an increase of $0.3 million or 6.66% in 1999 and $1.4 million or 31.54% in 2000. The average balance of interest-bearing liabilities increased by $20.6 million or 17.04% from $120.9 million in 1999 to $141.5 million in 2000. The average rate on interest-bearing liabilities decreased from 4.01% in 1998 to 3.71% in 1999, then increased to 4.17% in 2000. Interest expense as a percent of average earning assets decreased from 3.28% in 1998 to 3.01% in 1999, then increased to 3.40% in 2000. Net interest spread increased from 3.71% in 1998 to 3.88% in 1999, then decreased to 3.70% in 2000.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

          The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The provision for loan losses increased $15,000 from $335,000 in 1999 to $350,000 in 2000 as compared to a decrease in 1999 of $36,886 from $371,886 in 1998. The ratio of net charge-offs to average loans was 0.10% for 2000 as compared to 0.13% in 1999 and 0.23% in 1998. The allowance for loan losses as a percentage of loans decreased from 0.96% at the end of 1998 to 0.90% at the end of 1999, then increased to 0.94% at the end of 2000. Charged-off loans were $293,481, $237,301 and $170,518 for 1998, 1999 and
2000, respectively. This reflects a decrease of $56,180 or 19.14% from 1998 to 1999 and a decrease of $66,783 or 28.14% from 1999 to 2000. Recoveries were $98,208, $99,746 and $37,988 for 1998, 1999 and 2000, respectively. This reflects an increase of $1,538 or 1.57% from 1998 to 1999 and a decrease of $61,758 or 61.92% from 1999 to 2000. Net charge-offs were $195,273, $137,555 and
$132,530 for 1998, 1999 and 2000, respectively.
          Loans 90 days past due and still accruing interest as a percentage of total loans, net unearned discount increased from 0.39% in 1998 to 0.51% in 1999, then decreased to 0.03% in 2000. The amount of loans past due greater than 90 days and still accruing interest increased from $372,101 in 1998 to $642,299 in 1999, then decreased to $46,713 in 2000. The allowance for loan losses at year end covered net charge-offs during the year by 4.74 times in 1998, 8.16 times in 1999 and 10.11 times in 2000.
          The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methods utilized consider specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors.

NONINTEREST INCOME AND EXPENSES

          Total noninterest income increased $0.2 million or 7.44% from $2.0 million in 1999 to $2.2 million in 2000 and increased $0.3 million or 18.56% in 1999 from $1.7 million in 1998. Service charges on deposit accounts were $545,782, $657,956 and $742,026 in 1998, 1999 and 2000, respectively. This represents an increase of $112,174 or 20.55% from 1998 to 1999 and an increase of $84,070 or 12.78% from 1999 to 2000. The increase in 2000 can be attributed to an increased volume of transactions which are service charged and a change in the service charge schedule on commercial deposit accounts. Other service charges and fees were $754,379, $861,849 and $964,223 in 1998, 1999 and 2000, respectively. This represents an increase of $107,470 or 14.25% from 1998 to 1999 and $102,374 or 11.88% from 1999 to 2000. This increase can be attributed to commissions received from the sale of non-deposit investment products through Eagle Investment Services and fees generated from the Bank's ATM/debit card and credit card products.
          Total noninterest expenses were $5,099,167, $5,982,827 and $6,576,135 in 1998, 1999 and 2000, respectively. This represents an increase of $883,660 or 17.33% from 1998 to 1999 and an increase of $593,308 or 9.92% from 1999 to 2000.
Salaries and wages increased $187,634 or 7.05% from $2,662,397 in 1999 to $2,850,031 in 2000 as compared to an increase of $344,080 or 14.84% in 1999 from $2,318,317 in 1998. The increase in 2000 can be attributed to annual salary adjustments and the hiring of additional personnel. Occupancy expenses increased $81,525 or 18.88% from $431,875 in 1999 to $513,400 in 2000. This increase can be attributed to opening the Bank's seventh branch location within Medical Office Building II at the Winchester Medical Center. Equipment expenses increased $71,856 or 12.83% from $560,241 to $632,097. This increase can be attributed to the implementation of check imaging during 2000.
          The efficiency ratio of the Company, a measure of its performance based upon the relationship between noninterest expenses and operating income, was 68.90% in 1998, 67.76% in 1999 and 66.37% in 2000. This decrease in the efficiency ratio can be attributed to the percentage increase in tax-equivalent net interest income and noninterest income being greater than the percentage increase in noninterest expenses. It is management's objective to maintain an efficiency ratio at or below 68.00% for the Company.

INCOME TAXES

          Income tax expense was $677,696, $551,538, $470,190 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 25.17%, 24.66% and 26.43% for 2000, 1999 and 1998, respectively. Note 7 to the
Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company's actual income tax expense. In addition, Note 7 to the Consolidated Financial Statements provides information regarding the principal items giving rise to deferred taxes for 2000 and 1999.

LOAN PORTFOLIO

          The Company uses its funds primarily to support lending activities from which it derives the greatest amount of income. The objective is to invest 70% to 85% of total deposits in loans. The ratio of loans to deposits increased 0.69% and 10.15% in 2000 and 1999, respectively, from 73.68% in 1998 to 83.83%
in 1999 and 84.52% in 2000. Loans, net of unearned income increased $17.2 million or 13.81% from $124.8 million to $142.0 million at year end 1999 and 2000, respectively. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Loans secured by real estate were $110.5 million or 77.81% of total loans in 2000 and $98.2 million or 78.67% of total loans in 1999 which represents an increase of $12.3 million or 12.54% during the year. These loans are well-secured and based on conservative appraisals in a stable market. The Company generally does not make real estate loans outside its primary market area which consists of Clarke and Frederick Counties and the City of Winchester, all of which are located in the Northern Shenandoah Valley in the state of Virginia.

RISK ELEMENTS AND NON-PERFORMING ASSETS

          Non-performing assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonperforming assets were $265,365 as of December 31, 1999. There were no nonperforming assets as of December 31, 2000.
          Total loans past due 90 days or more and still accruing interest were $46,713 and $642,299 at December 31, 2000 and 1999, respectively. This is a decrease of $595,586 or 92.73%. The loans past due 90 days or more and still accruing interest are secured and in the process of collection, therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Upon being placed on nonaccrual status, accrued interest would be reversed from income and future accruals would be discontinued with interest income being recognized on a cash basis.
          The ratio of non-performing assets and other real estate owned to loans is expected to remain at its low level relative to the Company's peers. The amount of classified loans remained the same at $1.2 million as of December 31, 1999 and 2000. These loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $221,105 in specific allocations for these loans as well as percentage allocations for classified assets without specific allocations.

SECURITIES

          The total amount of securities as of December 31, 2000 was $37.9 million compared to $40.6 million as of December 31, 1999. Securities decreased $2.7 million or 6.58% in 2000 from 1999. The decrease from 1999 to 2000 is due to loan growth using funds which would have otherwise been used to purchase securities. The Company changed its investment policy during 2000 to allow for the purchase of corporate securities, of which it purchased $1.2 million during the year.
          The Company had $26.3 million and $29.5 million in securities classified as held to maturity in 2000 and 1999, respectively. The Company's available for sale securities totaled $11.6 million in 2000 and $11.1 million in 1999.
          The Company had an unrealized gain on available for sale securities in the amount of $26,191 at December 31, 2000 as compared to an unrealized loss in the amount $197,223 at December 31, 1999. This resulted in a total unrealized gain of $223,414 during 2000. This unrealized gain can be attributed to changes in interest rates during 2000 and the purchase of securities whose values increased during the year. Unrealized gains or losses on available for sale securities are reported within shareholders' equity, net of the related deferred tax effect, as accumulated other comprehensive income.

DEPOSITS

          Total deposits increased $19.2 million or 12.87% from $148.9 million in 1999 to $168.1 million in 2000. Noninterest bearing demand deposits increased $5.3 million or 23.19% from $22.9 in 1999 to $28.2 in 2000. Savings and interest bearing demand deposits increased $1.6 million or 2.82% from $55.1 million in 1999 to $56.7 million in 2000. Time deposits increased $12.3 million or 17.37% from $70.9 million in 1999 to $83.2 million in 1999. The increase in time deposits can be attributed to certificate of deposit promotions offered during throughout 2000.
          The Company will attempt to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source funding. Core deposits consist of demand deposits, interest-bearing demand deposits, money market accounts, savings accounts, and time deposits of less than $100,000. Core deposits totaled $141.2 million or 84.02% of total deposits in 2000 as compared to $126.8 million or 85.20% of total deposits in 1999. Certificates of deposit of $100,000 or more totaled $26.8 million or 15.98% of total deposits in 2000 as compared to $22.0 million or 14.80% of total deposits in 1999. The Company does not purchase brokered deposits or solicit deposits from outside of its primary market area.

CAPITAL RESOURCES

          The Company continues to be a well capitalized financial institution. Total shareholders' equity on December 31, 2000 was $19.3 million, reflecting a percentage of total assets of 9.82%, as compared to $17.5 million and 9.79% at year-end 1999. Shareholders' equity per share increased $1.14 or 9.35% from $12.19 per share in 1999 to $13.33 per share in 2000. The return on average shareholders' equity increased from 10.08% in 1999 to 11.05% in 2000. During 2000 the Company paid $0.46 per share in dividends as compared to $0.38 per share in 1999. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
          Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk. Tier I capital consists of total shareholders' equity. Tier II capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses. Financial institutions must maintain a Tier I capital ratio of at least 4% and a Tier II capital ratio of at least 8%. Additionally, a 4% minimum leverage ratio of shareholders' equity to average assets must be maintained. On December 31, 2000, the Company's Tier I capital ratio was 13.96% compared to 14.24% in 1999, the Tier II capital ratio was 14.96% compared to 15.18% in 1999 and the leverage ratio was 9.66% compared to 9.93% in 1999. See
Note 12 to the Consolidated Financial Statements as of December 31, 2000 for additional discussion and analysis of regulatory capital requirements.

LIQUIDITY AND MARKET RISK

          Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2000, liquid assets totaled $47.5 million as compared to $42.6 million at year-end 1999. These amounts represent 26.85% for 2000 and 26.46% for 1999, of total liabilities. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank's membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company's senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.
          As the holding company of Bank of Clarke County, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Bank does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. As of December 31, 2000, the Company did not have any hedging transactions in place such as interest rate swaps, floors or caps.
          The Bank's interest rate management strategy is designed to maximize net interest income and preserve the capital of the Company. The following table provides the results from various simulations that the Bank's financial instruments are periodically subjected to. These models are based on actual data from the bank's financial statements and assumptions about the performance of certain financial instruments. Prepayment assumptions are applied to all mortgage related assets, which includes real estate loans and mortgage-backed securities. Prepayment assumptions are based on a median rate at which principal payments are received on these assets over their contractual term. The rate of principal payback is assumed to increase when rates fall and decrease when rates rise. Term assumptions are applied to nonmaturity deposits, which includes demand deposits, NOW accounts, savings accounts, and money market accounts. Demand deposits, NOW accounts, and savings accounts are generally assumed to have a term greater than one year since the total amount outstanding does not fluctuate with changes in interest rates. Money market accounts are assumed to be more interest rate sensitive, therefore, a majority of the amount outstanding is assumed to have a term of less than one year.
          The Bank uses interest rate sensitivity analysis which uses the term to maturity or repricing for rate sensitive assets and liabilities to measure how well they match. Differences in the terms of rates sensitive assets and liabilities create gaps, which are analyzed for each term segment and cumulatively. Management focuses on the static 1-year cumulative gap to measure its short-term sensitivity position. The Company had negative static 1-year cumulative gaps of 19.42% and 21.01% of total rate sensitive assets at December 31, 2000 and 1999, respectively. The negative gap indicates a liability sensitive position, which is expected by management since deposits have relatively short terms with most having a variable rate and loans have longer terms with most having a fixed rate. The policy limit for the static 1-year cumulative gap is plus or minus 20.00% of total rate sensitive assets.
          The Bank also measures the change in net income assuming rates would increase or decrease by 2.00%. If rates decreased by 2.00%, net income would have increased by 8.21% in 1999 and 1.61% in 2000 as compared to net income in a stable rate environment. Conversely, if rates increased by 2.00%, net income would have decreased by 9.68% in 1999 and 3.39% in 2000 as compared to net income in a stable rate environment. These results, like interest rate sensitivity analysis, indicate that the Bank is liability sensitive. Overall changes in the economy with regards to interest rates and changes in the balance sheet's structure have reduced the volatility of net income in the simulation from 1999 to 2000.
          Finally, the Bank measures the change in present value of its balance sheet assuming rates would increase or decrease by 2.00%. This simulation applies these rate changes to the net present value of the balance sheet which is derived by subtracting the net present value of liabilities from the net present value of assets. If rates decreased by 2.00%, the net present value of the balance sheet would have increased by 18.48% in 1999 and 7.33% in 2000. Conversely, if rates increased by 2.00%, the net present value of the balance sheet would have decreased by 22.12% in 1999 and 12.53% in 2000. This simulation confirms the Bank's liability sensitive position since the net present value of the balance sheet rises during a falling rate environment and falls during a rising rate environment, and, displays the reduction in volatility of the balance sheet's net present value from 1999 to 2000.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

          The information required by Part III, Item 10., is incorporated herein by reference to the Company's proxy statement, dated March 30, 2001, for the Company's 2001 Annual Meeting of Shareholders to be held April 18, 2001.

Item 11.     Executive Compensation.

          The information required by Part III, Item 11., is incorporated herein by reference to the Company's proxy statement, dated March 30, 2001, for the Company's 2001 Annual Meeting of Shareholders to be held April 18, 2001.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

          The information required by Part III, Item 12., is incorporated herein by reference to the Company's proxy statement, dated March 30, 2001, for the Company's 2001 Annual Meeting of Shareholders to be held April 18, 2001.


Item 13.     Certain Relationships and Related Transactions.

          The information required by Part III, Item 13., is incorporated herein by reference to the Company's proxy statement, dated March 30, 2001, for the Company's 2001 Annual Meeting of Shareholders to be held April 18, 2001.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed or incorporated by reference as part of this report on Form 10-K.

(1)    Financial Statements

       Financial statements of the registrant for the fiscal year ended December 31, 2000 are incorporated herein by reference to Exhibit 99.1.

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

                  10.3 Lease Agreement between Bank of Clarke County (tenant) and Winchester Real Estate Management, Inc. (landlord) dated March 20, 2000 for the branch office at 190 Campus Boulevard, Suite 120, Winchester, Virginia (incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

            Exhibit 11.                Computation   of   Per   Share   Earnings
                                       (incorporated herein as Exhibit 11).

            Exhibit 12.                Not applicable.

            Exhibit 13. Portions of the 2000 Annual Report to Shareholders for the year ended December 31, 2000 (filed herein).

            Exhibit 16.                Not applicable.

            Exhibit 18.                Not applicable.

            Exhibit 21.                Subsidiaries     of    the     Registrant
                                       (incorporated herein as Exhibit 21).

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 99.                Additional Exhibits

                  99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 2000 (incorporated herein as
                                       Exhibit 99.1).

                                       1.  Independent Auditor's Report.
                                       2.  Consolidated Balance Sheets -
                                           At December 31, 2000 and 1999.
                                       3.  Consolidated Statements of Income -
                                           Years ended December 31, 2000,  1999,
                                           and 1998.
                                       4.  Consolidated Statements of Changes in
                                           Shareholders'  Equity  - Years  ended
                                           December 31, 2000, 1999, and 1998.
                                       5.  Consolidated Statements of Cash Flows
                                         -  Years  ended  December  31,  2000,
                                           1999, and 1998.
                                       6.  Notes to Consolidated Financial
                                           Statements.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the fourth quarter of 2000.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2001.

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


/s/ JOHN R. MILLESON                   President, Chief Executive       March 30, 2001
-------------------------              Officer, and Director
John R. Milleson                       (principal executive officer)

/s/ JAMES W. MCCARTY, JR.              Vice President, Chief            March 30, 2001
-------------------------              Financial Officer, and
James W. McCarty, Jr.                  Secretary/Treasurer
                                       (principal financial officer)

/s/ JOHN D. HARDESTY                   Chairman of the Board            March 30, 2001
-------------------------              and Director
John D. Hardesty

/s/ LEWIS M. EWING                     Director                         March 30, 2001
-------------------------
Lewis M. Ewing

                                       Director                         March 30, 2001
-------------------------
Marilyn C. Beck

/s/ THOMAS T. BYRD                     Director                         March 30, 2001
-------------------------
Thomas T. Byrd

                                       Director                         March 30, 2001
-------------------------
Thomas T. Gilpin

                                       Director                         March 30, 2001
-------------------------
Mary Bruce Glaize

/s/ JOHN F. MILLESON, JR.              Director                         March 30, 2001
-------------------------
John F. Milleson, Jr.

/s/ ROBERT W. SMALLEY, JR.             Director                         March 30, 2001
-------------------------
Robert W. Smalley, Jr.

/s/ RANDALL G. VINSON                  Director                         March 30, 2001
-------------------------
Randall G. Vinson

                                       Director                         March 30, 2001
-------------------------
James R. Wilkins, Jr.


                                    EAGLE FINANCIAL SERVICES, INC.
                                      EXHIBIT INDEX TO FORM 10-K
                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


              EXHIBIT NUMBER            DESCRIPTION
              --------------            ----------------------------------------

                   11                   Computation of Per Share Earnings .

                   21                   Subsidiaries of the Registrant.

                   99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 2000.

                                        1.  Independent Auditor's Report.
                                        2.  Consolidated Balance Sheets -
                                            At December 31, 2000 and 1999.
                                        3.  Consolidated Statements of Income -
                                            Years ended December 31, 2000, 1999,
                                            and 1998.
                                        4.  Consolidated  Statements  of Changes
                                            in Shareholders'  Equity Years ended
                                            December 31, 2000, 1999, and 1998.
                                        5.  Consolidated   Statements   of  Cash
                                            Flows Years ended December 31, 2000,
                                            1999, and 1998.
                                        6.  Notes  to   Consolidated   Financial
                                            Statements.