Form 10-Q
period 2001-03-31
EAGLE FINANCIAL SERVICES INC
filed 2001-05-09
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of May 11, 2001 was 1,448,400.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ............................ 3

                 Consolidated Balance Sheets as of
                 March 31, 2001 and December 31, 2000    .................... 3

                 Consolidated Statements of Income for the Three
                 Months Ended March 31, 2001 and 2000   ..................... 4

                 Consolidated Statements of Shareholders' Equity for
                 the Three Months Ended March 31, 2001 and 2000    .......... 5

                 Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 2001 and 2000    .......... 6

                 Notes to Consolidated Financial Statements    .............. 7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ............... 8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ........................................... 9


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ...........................................10
Item 2.      Changes in Securities    .......................................10
Item 3.      Defaults Upon Senior Securities    .............................10
Item 4.      Submission of Matters to a Vote of Security Holders    .........10
Item 5.      Other Information    ...........................................10
Item 6.      Exhibits and reports on Form 8-K    ............................11

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000


                                               Mar 31, 2001       Dec 31, 2000
                                             ---------------    ---------------
Assets
Cash and due from banks                      $    6,175,156     $    5,623,765
Federal funds sold                                  209,000          2,881,000
Securities available for sale                    12,683,287         11,662,805
Securities held to maturity
(fair value:  2001,$25,887,586;
   2000,$26,075,829)                             25,735,026         26,295,851
Loans, net allowance for loan losses
   of $1,400,392 in 2001 and
   $1,340,086 in 2000                           144,391,594        140,709,430
Bank premises and equipment, net                  5,014,464          4,909,252
Other assets                                      4,109,373          4,091,185
                                             ---------------    ---------------
           Total assets                      $  198,317,900     $  196,133,288
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   28,498,725     $   28,189,351
       Interest bearing demand deposits,
          money market and savings accounts      59,013,464         56,699,785
       Time deposits                             80,815,117         83,167,640
                                             ---------------    ---------------
          Total deposits                     $  168,327,306     $  168,056,776
    Federal funds purchased and securities
       sold under agreements to repurchase        3,830,062          2,782,666
    Federal Home Loan Bank advances               5,000,000          5,000,000
    Other liabilities                             1,282,992          1,028,360
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  178,440,360      $ 176,867,802
                                             --------------     ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2001, 1,448,400; issued
         2000, 1,445,431 shares                   3,620,999          3,613,578
    Surplus                                       2,934,174          2,873,924
    Retained Earnings                            13,127,789         12,760,698
    Accumulated other comprehensive income          194,578             17,286
                                             ---------------    ---------------
           Total shareholders' equity        $   19,877,540     $   19,265,486
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  198,317,900     $  196,133,288
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                  For the Three Months Ended March 31, 2001 and 2000


                                                     Three Months Ended
                                                            March 31
                                                     2001             2000
                                                ---------------  ---------------
    Interest and Dividend Income
      Interest and fees on loans                $    2,930,844   $    2,530,561
      Interest on federal funds sold                     3,950                0
      Interest on securities held to maturity:
          Taxable interest income                      254,344          284,460
          Interest income exempt from
            federal income taxes                       101,135          106,727
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      145,858          123,503
          Interest income exempt from
             federal income taxes                       18,377           15,032
          Dividends                                     35,137           29,313
      Interest on deposits in banks                        633            1,285
                                                ---------------  ---------------
                Total interest and
                   dividend income              $    3,490,278   $    3,090,881
                                                ---------------  ---------------
    Interest Expense
      Interest on deposits                      $    1,453,677   $    1,193,103
      Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                 64,987           87,327
      Interest on Federal Home Loan
          Bank advances                                 61,750           62,441
                                                ---------------  ---------------
                Total interest expense          $    1,580,414   $    1,342,871
                                                ---------------  ---------------
                Net interest income             $    1,909,864   $    1,748,010
      Provision For Loan Losses                         90,000           90,000
                                                ---------------  ---------------
                Net interest income after
                provision for loan losses       $    1,819,864   $    1,658,010
                                                ---------------  ---------------

    Noninterest Income
      Trust Department income                   $      146,629   $      108,083
      Service charges on deposits                      197,421          176,428
      Other service charges and fees                   229,686          216,074
      Securities gains                                  55,390                0
      Other operating income                            13,549           14,930
                                                ---------------  ---------------
                                                $      642,675   $      515,515
                                                ---------------  ---------------
    Noninterest Expenses
      Salaries and wages                        $      775,333   $      691,725
      Pension and other employee benefits              186,657          145,931
      Occupancy expenses                               114,416          123,914
      Equipment expenses                               155,291          136,626
      Stationary and supplies                           46,603           32,536
      Credit card expense                               46,073           42,231
      ATM network fees                                  37,928           32,820
      Postage                                           32,605           40,305
      Other operating expenses                         302,289          278,387
                                                ---------------  ---------------
                                                $    1,697,195   $    1,524,475
                                                ---------------  ---------------
               Income before income taxes       $      765,344   $      649,050
    Income Tax Expense                                 210,483          160,412
                                                ---------------  ---------------
                Net Income                      $      554,861   $      488,638
                                                ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.38   $         0.34
                                                ===============  ===============

                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
               For the Three Months Ended March 31, 2001 and 2000


                                                                                    Accumulated
                                                                                       Other
                                         Common                       Retained     Comprehensive  Comprehensive
                                          Stock         Surplus       Earnings     Income (Loss)     Income          Total
                                      -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999            $  3,581,992   $  2,602,005   $ 11,407,018   $  (130,167)                  $ 17,460,848
Comprehensive income:
  Net income                                                             488,638                  $   488,638         488,638
  Other comprehensive income:
    Unrealized (loss) on
      securities available for
      sale, net of deferred
      income taxes of $41,524                                                          (80,605)        (80,605)       (80,605)
                                                                                                  -------------
    Total comprehensive income                                                                    $    408,033
                                                                                                  =============
  Issuance of common stock, dividend
    investment plan (2,219 shares)          5,547         55,587                                                       61,134
  Dividends declared ($0.11 per share)                                  (157,607)                                    (157,607)
                                      -------------  -------------  -------------  -------------                 -------------
Balance, March 31, 2000               $  3,587,539   $  2,657,592   $ 11,738,049   $   (210,772)                 $ 17,772,408
                                      =============  =============  =============  =============                 =============

Balance, December 31, 2000            $  3,613,578   $  2,873,924   $ 12,760,698   $     17,286                  $ 19,265,486
Comprehensive income:
  Netncome                                                               554,861                  $    554,861        554,861
  Other comprehensive income:
    Unrealized (loss) on
      securities available for
      sale, net of deferred
      income taxes of $91,332                                                           177,292        177,292        177,292
                                                                                                  -------------
    Total comprehensive income                                                                    $    732,153
                                                                                                  =============
  Issuance of common stock, dividend
    investment plan (2,971 shares)           7,427         60,311                                                      67,738
  Dividends declared ($0.13 per share)                                  (187,770)                                    (187,770)
  Fractional shares purchased                   (6)           (61)                                                        (67)
                                      -------------  -------------  -------------  -------------                 -------------
Balance, March 31, 2001               $  3,620,999   $  2,934,174    $13,127,789   $    194,578                  $ 19,877,540
                                      =============  =============  =============  =============                 =============

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000

                                                        Three Months Ended
                                                              March 31
                                                      2001             2000
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $    554,861    $    488,638
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      144,707         127,750
    Amortization of intangible assets                   11,263          11,263
    (Gain) Loss on equity investment                     1,149          (2,609)
    Provision for loan losses                           90,000          90,000
    Loss on sale of other real estate owned                  0             299
    (Gain) on sale of securities                       (55,390)
    Premium amortization on securities, net             15,246          15,691
    Changes in assets and liabilities:
      (Increase) in other assets                       (67,669)       (241,053)
      Increase in other liabilities                    163,300         302,896
                                                  -------------   -------------
      Net cash provided by operating activities   $    857,467    $    792,875
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $    547,881    $  1,550,867
  Proceeds from maturities and principal
   payments on securities available for sale         3,538,482         502,070
  Purchases of securities available for sale        (4,277,252)       (486,535)
  Purchases of bank premises and equipment            (212,850)       (126,776)
  Proceeds from sale of other real estate owned              0           2,701
  Net (increase) decrease in loans                  (3,772,164)     (2,627,832)
                                                  -------------   -------------
      Net cash (used in) investing activities     $ (4,175,903)   $ (1,185,505)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $  2,623,053    $  1,521,166
  Net (decrease) in certificates
   of deposits                                      (2,352,523)     (1,771,922)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase                          1,047,396        (774,299)
  Proceeds form issuance of common stock to ESOP             0               0
  Cash dividends paid                                 (120,032)        (96,473)
  Fractional shares purchased                              (67)              0
                                                  -------------   -------------
      Net cash provided by (used in)
         financing activities                     $  1,197,827    $ (1,121,528)
                                                  -------------   -------------
      (Decrease) in cash and cash equivalents     $ (2,120,609)   $ (1,514,158)

Cash and Cash Equivalents
  Beginning                                          8,504,765       6,420,162
                                                  -------------   -------------
  Ending                                          $  6,384,156    $  4,906,004
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                      $  1,608,555    $  1,375,845
                                                  =============   =============
    Income taxes                                  $     74,161    $          0
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $     67,738    $     61,134
                                                  =============   =============
   Unrealized (loss) on securities
    available for sale                            $    268,627    $   (122,129)
                                                  =============   =============

                         EAGLE FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals from interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The statements should be read in conjunction with the Notes to Financial Statements included in the Company's Annual Report for the year ended December 31, 2000.

(3) The results of operations for the three month periods ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of March 31, 2001 and December 31, 2000, are:

                                     March 31, 2001           Dec 31, 2000
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      121,984           $      121,983
Obligations of U.S. government
 corporations and agencies                3,500,283                3,501,765
Mortgage-backed securities                7,625,347                8,176,056
Obligations of states and political
 subdivisions                            14,487,412               14,496,047
                                     --------------           --------------
                                     $   25,735,026           $   26,295,851
                                     ==============           ==============

                                     March 31, 2001           Dec 31, 2000
                                     Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $      125,240           $      124,554
Obligations of U.S. government
 corporations and agencies                3,537,345                3,498,510
Mortgage-backed securities                7,642,156                8,103,514
Obligations of states and political
 subdivisions                            14,582,845               14,349,251
                                     --------------           --------------
                                     $   25,887,586           $   26,075,829
                                     ==============           ==============

                                     March 31, 2001           Dec 31, 2000
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $      500,035           $    2,752,025
Mortgage-backed securities                3,716,341                4,162,991
Obligations of states and political
 Subdivisions                             1,495,908                1,494,942
Corporate securities                      4,745,053                1,192,125
Other                                     1,931,135                1,994,531
                                     --------------           --------------
                                     $   12,388,472           $   11,596,614
                                     ==============           ==============

                                     March 31, 2001           Dec 31, 2000
                                     Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $      511,250           $    2,762,237
Mortgage-backed securities                3,760,514                4,177,761
Obligations of states and political
 Subdivisions                             1,554,497                1,535,210
Corporate securities                      4,861,986                1,214,903
Other                                     1,995,040                1,932,694
                                     --------------           --------------
                                     $   12,683,287           $   11,622,805
                                     ==============           ==============

(5) Net loans at March 31, 2001 and December 31, 2000 are summarized as follows (In Thousands):

                                            March 31, 2001      Dec 31, 2000
                                            ---------------     ---------------
Loans secured by real estate:
  Construction and land development         $        5,054     $         4,396
  Secured by farmland                                4,916               5,109
  Secured by 1-4 family residential                 76,528              75,809
  Nonfarm, nonresidential loans                     25,372              25,217
Loans to finance agricultural production               499                 656
Commercial and industrial loans                     12,395              10,749
Loans to individuals                                20,120              18,749
Loans to U.S. state and political
 subdivisions                                          867               1,306
All other loans                                         46                  66
                                            ---------------     ---------------
Gross loans                                 $      145,797      $      142,057

Less:
  Unearned income                                       (5)                 (8)
  Allowance for loan losses                         (1,400)             (1,340)
                                            ---------------     ---------------
Loans, net                                  $      144,392      $      140,709
                                            ===============     ===============

(6)     Allowance for Loan Losses

                                            March 31, 2001    March 31, 2000    Dec 31, 2000
                                            --------------    --------------    --------------
Balance, beginning                          $   1,340,086     $   1,122,616     $   1,122,616
Provision charged to operating expense             90,000            90,000           350,000
Recoveries added to the allowance                   9,174            10,986            37,988
Loan losses charged to the allowance              (38,868)          (34,319)         (170,518)
                                            --------------    --------------    --------------
Balance, ending                             $   1,400,392     $   1,189,283     $   1,340,086
                                            ==============    ==============    ==============

(7)     New Accounting Pronouncements

There are no new accounting pronouncements to disclose within this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first three months of 2001 and 2000 was $554,861 and $488,638, respectively. This is an increase of $66,223 or 13.55%. Net interest income after provision for loan losses for the first three months of 2001 and 2000 was $1,819,864 and $1,658,010, respectively. This is an increase of $161,854 or 9.76%. Total noninterest income increased $127,160 or 24.67% from $515,515 for the first three months of 2000 to $642,675 for the first three months of 2001. Total noninterest expenses increased $172,720 or 11.33% from $1,524,475 during the first three months of 2000 to $1,697,195 during the first three months of 2001.

Earnings per common share outstanding (basic and diluted) was $0.38 and $0.34 for the three months ended March 31, 2001 and 2000, respectively. Annualized return on average assets for the three month periods ended March 31, 2001 and 2000 was 1.13% and 1.10%, respectively. Annualized return on average equity for the three month periods ended March 31, 2001 and 2000 was 11.37% and 11.14%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the three month periods ended March 31, 2001 and 2000 was $90,000. The allowance for loan losses increased $60,306 or 4.50% during the first three months of 2001 from $1,340,086 at December 31, 2000 to $1,400,392 at March 31, 2001. The allowance as a percentage of total loans increased from 0.94% as of December 31, 2000 to 0.96% as of March 31, 2001. The Company had net charge-offs of $29,694 and $23,333 for the first three months of 2001 and 2000, respectively. The ratio of net charge-offs to average loans remained the same at 0.02% for the first three months of 2001 and 2000.

Loans past due greater than 90 days and still accruing interest decreased from $46,713 at December 31, 2000 to $7,378 at March 31, 2001.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of March 31, 2001 was $672,143. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $2.2 million or 1.11% from $196.1 million at December 31, 2000 to $198.3 million at March 31, 2001. Securities increased $0.5 million or 1.32% during the first three months of 2001 from $37.9 million at December 31, 2000 to $38.4 million at March 31, 2001. Loans, net of unearned discounts increased $3.7 million or 2.63% during the same period from $142.0 million at December 31, 2000 to $145.8 million at March 31, 2001. Total liabilities increased $1.6 million or 0.89% during the first three months of 2001 from $176.9 million at December 31, 2000 to $178.4 million at March 31, 2001. Total deposits increased $0.2 million or 0.16% during the same period from $168.1 at December 31, 2000 to $168.3 million at March 31, 2001. Total shareholders' equity increased $0.6 million or 3.18% during the first three months of 2001 from $19.3 million at December 31, 2000 to $19.9 million at March 31, 2001.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $0.39 or 2.93% from $13.33 per share at December 31, 2000 to $13.72 per share at March 31, 2001. During 2000 the Company paid $0.46 per share in dividends. The Company's dividend for the first quarter was $0.13 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $50.9 million at March 31, 2001 and $47.5 million at December 31, 2000. These represent 28.52% and 26.85% of total liabilities as of March 31, 2001 and December 31, 2000, respectively.

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported at December 31, 2000 in the Company's Form 10-K.

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

            Exhibit 11. Computation of Per Share Earnings (incorporated herein as Exhibit 11).

            Exhibit 15.                Not applicable.

            Exhibit 18.                Not applicable.

            Exhibit 19.                Not applicable.

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Not applicable

            Exhibit 99.                Not applicable.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the first quarter of 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          May 11, 2001         /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President and Chief Executive
                                     Officer


Date:          May 11, 2001         /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer