Form 10-Q
period 2001-06-30
EAGLE FINANCIAL SERVICES INC
filed 2001-08-13
CIK 880641

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    Form 10-Q

   X        Quarterly Report Under Section 13 or 15(d) of the Securities
  --------- Exchange Act of 1934
            For the quarterly period ended June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of August 9, 2001 was 1,451,463.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)    .......................... 3

           Consolidated Balance Sheets as of
           June 30, 2001 and December 31, 2000    ....................... 3

           Consolidated Statements of Income for the Three
           and Six Months Ended June 30, 2001 and 2000   ................ 4

           Consolidated Statements of Shareholders' Equity for
           the Six Months Ended June 30, 2001 and 2000    ............... 5

           Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2001 and 2000    ............... 6

           Notes to Consolidated Financial Statements    ................ 7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations    ............. 8

Item 3.    Quantitative and Qualitative Disclosures
           about Market Risk    ......................................... 9

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings  .......................................... 10
Item 2.    Changes in Securities  ...................................... 10
Item 3.    Defaults Upon Senior Securities  ............................ 10
Item 4.    Submission of Matters to a Vote of Security Holders  ........ 10
Item 5.    Other Information   ......................................... 10
Item 6.    Exhibits and reports on Form 8-K  ........................... 11

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    As of June 30, 2001 and December 31, 2000

                                               June 30, 2001   Dec 31, 2000
                                               -------------  -------------
Assets
Cash and due from banks                         $  8,110,307   $  5,623,765
Federal funds sold                                   792,000      2,881,000
Securities available for sale,
   at fair value                                  15,403,086     11,662,805
Securities held to maturity
(fair value:  2001,$23,752,018;
   2000,$26,075,829)                              23,594,381     26,295,851
Loans, net allowance for loan losses
   of $1,501,392 in 2001 and
   $1,340,086 in 2000                            155,563,799    140,709,430
Bank premises and equipment, net                   5,047,494      4,909,252
Other assets                                       4,354.437      4,091,185
                                                ------------   ------------
           Total assets                         $212,865,504   $196,133,288
                                                ============   ============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits $ 34,633,776 $ 28,189,351 Interest bearing demand deposits,
          money market and savings accounts       62,472,864     56,699,785
       Time deposits                              85,715,542     83,167,640
                                                ------------   ------------
          Total deposits                        $182,822,182   $168,056,776
    Federal funds purchased and securities
       sold under agreements to repurchase         3,744,175      2,782,666
    Federal Home Loan Bank advances                5,000,000      5,000,000
    Other liabilities                                994,048      1,028,360
    Commitments and contingent liabilities                 0              0
                                                ------------   ------------
           Total liabilities                    $192,560,405   $176,867,802
                                                ------------   ------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                            $          0   $          0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2001, 1,451,464; issued
         2000, 1,445,431 shares                    3,628,660      3,613,578
    Surplus                                        2,996,381      2,873,924
    Retained Earnings                             13,483,078     12,760,698
    Accumulated other comprehensive income           196,980         17,286
                                                ------------   ------------
           Total shareholders' equity           $ 20,305,099   $ 19,265,486
                                                ------------   ------------
           Total liabilities and
              shareholders' equity              $212,865,504   $196,133,288
                                                ============   ============

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                  For the Periods Ended June 30, 2001 and 2000




                                                                 Three Months Ended         Six Months Ended
                                                                        June 30                 June 30
                                                                   2001        2000         2001         2000
                                                               ----------   ----------   ----------   ----------
 Interest Income
  Interest and fees on loans                                   $3,038,239    2,670,517   $5,969,083   $5,201,078
  Interest on federal funds sold                                    5,305        4,351        9,255        4,351
  Interest on securities held to maturity:
    Taxable interest income                                       228,247      275,074      482,591      559,534
    Interest income exempt from
     federal income taxes                                          99,453      105,286      200,588      212,013
  Interest and dividends on securities
   available for sale:
    Taxable interest income                                       180,810      118,073      326,668      241,576
    Interest income exempt from
      federal income taxes                                         18,378       17,623       36,755       32,655
    Dividends                                                      35,882       33,096       71,019       62,409
  Interest on deposits in banks                                       287          213          920        1,498
                                                               ----------   ----------   ----------   ----------
       Total interest income                                   $3,606,601   $3,224,233   $7,096,879   $6,315,114
                                                               ----------   ----------   ----------   ----------
 Interest Expense
  Interest on deposits                                         $1,447,970   $1,253,670   $2,901,647   $2,446,773
  Interest on federal funds purchased and
    securities sold under agreements
    to repurchase                                                  56,891       86,524      121,878      173,851
  Interest on Federal Home Loan
    Bank advances                                                  62,436       62,441      124,186      124,882
                                                               ----------   ----------   ----------   ----------

       Total interest expense                                  $1,567,297   $1,402,635   $3,147,711   $2,745,506
                                                               ----------   ----------   ----------   ----------

       Net interest income                                     $2,039,304   $1,821,598   $3,949,168   $3,569,608
  Provision For Loan Losses                                       145,000       80,000      235,000   $  170,000
                                                               ----------   ----------   ----------   ----------

       Net interest income after
       provision for loan losses                               $1,894,304   $1,741,598   $3,714,168   $3,399,608
                                                               ----------   ----------   ----------   ----------

 Other Income
  Trust Department income                                      $  131,993   $   57,283   $  278,622   $  165,366
  Service charges on deposits                                     238,573      187,824      435,994      364,252
  Other service charges and fees                                  362,393      282,502      592,079      498,576
  Securities gains                                                      0            0       55,390            0
  Other operating income                                           12,677       32,260       26,226       47,190
                                                               ----------   ----------   ----------   ----------

                                                               $  745,636   $  559,869   $1,388,311   $1,075,384
                                                               ----------   ----------   ----------   ----------
 Other Expenses
  Salaries and wages                                           $  824,166   $  717,832   $1,599,499   $1,409,557
  Pension and other employee benefits                             218,737      185,381      405,394      331,312
  Occupancy expenses                                              106,621      122,001      221,037      245,915
  Equipment expenses                                              180,767      157,719      336,058      294,345
  Stationary and supplies                                          62,222       49,228      108,825       81,764
  Credit card expense                                              56,723       53,013      102,796       95,244
  ATM network fees                                                 38,137       32,944       76,065       65,764
  Postage                                                          37,194       37,654       69,799       77,959
  Other operating expenses                                        370,421      275,805      672,710      554,192
                                                               ----------   ----------   ----------   ----------

                                                               $1,894,988   $1,631,577   $3,592,183   $3,156,052
                                                               ----------   ----------   ----------   ----------

     Income before income taxes                                $  744,952   $  669,890   $1,510,296   $1,318,940
 Income Tax Expense                                               201,371      153,048      411,854      313,460
                                                               ----------   ----------   ----------   ----------
     Net Income                                                $  543,581   $  516,842   $1,098,442   $1,005,480
                                                               ==========   ==========   ==========   ==========
 Net income per common share,
  basic and diluted                                            $     0.37   $     0.36   $     0.76   $     0.70
                                                               ==========   ==========   ==========   ==========

                  Eagle Financial Services, Inc. and Subsidiary
                 Consolidated Statements of Shareholders' Equity
                 For the Six Months Ended June 30, 2001 and 2000



                                                                                        Accumulated
                                                                                            Other
                                               Common                      Retained     Comprehensive  Comprehensive
                                                Stock        Surplus       Earnings     Income (Loss)     Income          Total
                                             ------------  ------------  -------------  -------------  -------------    -----------
Balance, December 31, 1999                    $3,581,992    $2,602,005    $11,407,018     $ (130,167)                   $17,460,848
Comprehensive income:
 Net income                                                                 1,005,480                    $1,005,480       1,005,480
 Other comprehensive income:
  Unrealized (loss) on
   securities available for
   sale, net of deferred
   income taxes of $27,729                                                                   (53,827)       (53,827)        (53,827)
                                                                                                        ------------
  Total comprehensive income                                                                            $   951,653
                                                                                                        ============
Issuance of common stock, employee
  benefit plan (1,352 shares)                      3,380        22,423                                                       25,803
Issuance of common stock, dividend
  investment plan (4,489 shares)                  11,223       110,296                                                      121,519
Dividends declared ($0.22 per share)                                         (315,459)                                     (315,459)
Fractional shares purchased                           (7)          (72)                                                         (79)
                                              ----------    ----------    -----------     -----------                   ------------
Balance, June 30, 2000                        $3,596,588    $2,734,652    $12,097,039     $ (183,994)                   $18,244,285
                                              ==========    ==========    ===========     ===========                   ============

Balance, December 31, 2000                    $3,613,578    $2,873,924    $12,760,698     $   17,286                    $19,265,486
Comprehensive income:
 Net income                                                                 1,098,442                    $1,098,442       1,098,442
 Other comprehensive income:
  Unrealized gain on
   securities available for
   sale, net of deferred
   income taxes of $92,569                                                                   179,694        179,694         179,694
                                                                                                         -----------
  Total comprehensive income                                                                             $1,278,136
                                                                                                         ===========
 Issuance of common stock, dividend
  investment plan (6,036 shares)                  15,091       122,538                                                      137,629
 Dividends declared ($0.26 per share)                                        (376,062)                                     (376,062)
 Fractional shares purchased                          (9)          (81)                                                         (90)
                                              ----------    ----------    -----------     ----------                   -------------
Balance, June 30, 2001                        $3,628,660    $2,996,381    $13,483,078     $  196,980                    $20,305,099
                                              ==========    ==========    ===========     ===========                  =============

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000

                                                        Six Months Ended
                                                             June 31
                                                       2001           2000
                                                   ------------   ------------
Cash Flows from Operating Activities
 Net income                                        $  1,098,442   $  1,005,480
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                        279,034        274,450
   Amortization of intangible assets                     22,525         22,525
   (Gain) Loss on equity investment                       3,433         (5,490)
   Provision for loan losses                            235,000        170,000
   Loss on sale of other real estate owned                    0            299
   (Gain) on sale of securities                         (55,390)             0
   Premium amortization on securities, net               32,793         31,700
   Changes in assets and liabilities:
    (Increase) in other assets                         (362,246)      (402,313)
    Increase (decrease) in other liabilities           (126,881)       126,186
                                                   ------------   ------------
    Net cash provided by operating activities      $  1,126,710   $  1,222,837
                                                   ------------   ------------
Cash Flows from Investing Activities
 Proceeds from maturities and principal
  payments on securities held to maturity          $  2,676,223   $  2,145,907
 Proceeds from maturities and principal
  payments on securities available for sale           4,621,242      1,513,198
 Purchases of securities available for sale          (8,081,416)    (2,225,220)
 Purchases of bank premises and equipment              (344,240)      (164,970)
 Proceeds from sale of other real estate owned                0          2,701
 Net (increase) in loans                            (15,089,369)   (10,200,278)
                                                   ------------   ------------
    Net cash (used in) investing activities        $(16,217,560)  $ (8,928,662)
                                                   ------------   ------------
Cash Flows from Financing Activities
 Net increase in demand deposits,
  money market and savings accounts                $ 12,217,504   $  3,198,244
 Net increase in certificates
  of deposits                                         2,547,902      8,384,749
 Net increase (decrease) in federal funds
  purchased and securities sold under
  agreements to repurchase                              961,509     (3,786,462)
 Proceeds form issuance of common stock to ESOP               0         25,803
 Cash dividends paid                                   (238,433)      (193,940)
 Fractional shares purchased                                (90)           (79)
                                                   ------------   ------------
    Net cash provided by financing activities      $ 15,488,392   $  7,628,315
                                                   ------------   ------------
    Increase (decrease) in cash and
     cash equivalents                              $    397,542   $    (77,510)

Cash and Cash Equivalents
 Beginning                                            8,504,765      6,420,162
                                                   ------------   ------------
 Ending                                            $  8,902,307   $  6,342,652
                                                   ============   ============

Supplemental Disclosures of Cash Flow Information
 Cash payments for:
   Interest                                        $  3,170,697   $  2,740,263
                                                   ============   ============
   Income taxes                                    $    556,868   $    378,968
                                                   ============   ============

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
  Issuance of common stock,
   dividend investment plan                        $    137,629   $    121,519
                                                   ============   ============
  Unrealized gain (loss) on securities
   available for sale                              $    272,263   $    (81,556)
                                                   ============   ============

                  EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000, the results of operations for the three and six month ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2000.

(3) The results of operations for the three and six month periods ended June 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of June 30, 2001 and December 31, 2000, are:


                                               Jun 30, 2001      Dec 31, 2000
Held to Maturity                              Amortized Cost     Amortized Cost
-------------------------------------------------------------------------------
U.S. Treasury securities                         $   121,984      $   121,983
Obligations of U.S. government
corporations and agencies                          2,498,908        3,501,765
Mortgage-backed securities                         7,017,821        8,176,056
Obligations of states and political
subdivisions                                      13,955,668       14,496,047
                                                 -----------      -----------
                                                 $23,594,381      $26,295,851
                                                 ===========      ===========

                                                Jun 30, 2001      Dec 31, 2000
                                                 Fair Value        Fair Value
                                                 -----------      ------------
U.S. Treasury securities                         $   125,050      $   124,554
Obligations of U.S. government
corporations and agencies                          2,541,875        3,498,510
Mortgage-backed securities                         7,017,350        8,103,514
Obligations of states and political
subdivisions                                      14,067,743       14,349,251
                                                 -----------      -----------
                                                 $23,752,018      $26,075,829
                                                 ===========      ===========

                                               Jun 30, 2001       Dec 31, 2000
Available for Sale                            Amortized Cost     Amortized Cost
-------------------------------------------------------------------------------
Obligations of U.S. government
corporations and agencies                        $   500,035      $ 2,752,025
Mortgage-backed securities                         3,004,673        4,162,991
Obligations of states and political
Subdivisions                                       1,496,875        1,494,942
Corporate securities                               8,165,680        1,192,125
Other                                              1,937,369        1,994,531
                                                 -----------      -----------
                                                 $15,104,632      $11,596,614
                                                 ===========      ===========

                                                 Jun 30, 2001    Dec 31, 2000
                                                  Fair Value      Fair Value
                                                 ------------    ------------
Obligations of U.S. government
corporations and agencies                        $   512,500      $ 2,762,237
Mortgage-backed securities                         3,039,894        4,177,761
Obligations of states and political
Subdivisions                                       1,546,117        1,535,210
Corporate securities                               8,290,731        1,214,903
Other                                              2,013,844        1,932,694
                                                 -----------      -----------
                                                 $15,403,086      $11,622,805
                                                 ===========      ===========


(5) Net loans at June 30, 2001 and December 31, 2001 are summarized as follows (In Thousands):

                                                 Jun 30, 2001     Dec 31, 2000
                                                 ------------     ------------
Loans secured by real estate:
 Construction and land development                $     7,078      $     4,396
 Secured by farmland                                    5,303            5,109
 Secured by 1-4 family residential                     82,877           75,809
 Nonfarm, nonresidential loans                         25,307           25,217
Loans to finance agricultural production                  572              656
Commercial and industrial loans                        14,111           10,749
Loans to individuals                                   20,905           18,749
Loans to U.S. state and political
subdivisions                                              867            1,306
All other loans                                            49               66
                                                  -----------      -----------
Gross loans                                       $   157,069      $   142,057

Less:
 Unearned income                                           (4)              (8)
 Allowance for loan losses                             (1,501)          (1,340)
                                                  -----------      -----------
Loans, net                                        $   155,564      $   140,709
                                                  ===========      ===========


(6)     Allowance for Loan Losses


                                            Jun 30, 2001   Jun 30, 2000     Dec 31, 2000
                                            ------------   ------------     ------------
Balance, beginning                          $ 1,340,086      $ 1,122,616     $ 1,122,616
Provision charged to operating expense          235,000          170,000         350,000
Recoveries added to the allowance                19,738           17,871          37,988
Loan losses charged to the allowance            (93,432)         (64,551)       (170,518)
                                            -----------    -------------    ------------
Balance, ending                             $ 1,501,392      $ 1,245,936     $ 1,340,086
                                            ===========    =============    ============

(7)     New Accounting Pronouncements

There are no new accounting pronouncements to disclose within this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first six months of 2001 and 2000 was $1,098,442 and $1,005,480, respectively. This is an increase of $92,962 or 9.25%. Net interest income after provision for loan losses for the first six months of 2001 and 2000 was $3,714,168 and $3,399,608, respectively. This is an increase of $314,560 or 9.25%. This increase can be attributed to continued loan growth. Total noninterest income increased $312,927 or 29.10% from $1,075,384 for the first six months of 2000 to $1,388,311 for the first six months of 2001. This change can be attributed to increases in fees earned by the Trust Department and fees earned from the origination of secondary market mortgages. Total noninterest expenses increased $436,131 or 13.82% from $3,156,052 during the first six months of 2000 to $3,592,183 during the first six months of 2001. This change can be attributed to increases in compensation and benefits expense and increases in other operating expenses.

Earnings per common share outstanding (basic and diluted) was $0.76 and $0.70 for the six months ended June 30, 2001 and 2000, respectively. Annualized return on average assets for the six month periods ended June 30, 2001 and 2000 was 1.10% and 1.12%, respectively. Annualized return on average equity for the six month periods ended June 30, 2001 and 2000 was 11.12% and 11.33%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the six month periods ended June 30, 2001 and 2000 was $235,000 and $170,000, respectively. The allowance for loan losses increased $161,306 or 12.04% during the first six months of 2001 from $1,340,086 at December 31, 2000 to $1,501,392 at June 30, 2001. The allowance as a percentage of total loans increased from 0.94% as of December 31, 2000 to 0.96% as of June 30, 2001. The Company had net charge-offs of $73,694 and $46,680 for the first six months of 2001 and 2000, respectively. The ratio of net charge-offs to average loans was 0.05% and 0.04% for the first six months of 2001 and 2000, respectively.

Loans past due greater than 90 days and still accruing interest increased from $46,713 at December 31, 2000 to $57,140 at June 30, 2001. Total nonaccrual loans were $93,766 at June 30, 2001. There were no nonaccrual loans as of December 31, 2000. Total impaired loans were $125,255 and $125,752 at June 30, 2001 and December 31, 2000, respectively

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of June 30, 2001 was $301,752. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $16.8 million or 8.53% from $196.1 million at December 31, 2000 to $212.9 million at June 30, 2001. Securities increased $1.1 million or 2.85% during the first six months of 2001 from $37.9 million at December 31, 2000 to $39.0 million at June 30, 2001. Loans, net of unearned discounts increased $15.1 million or 10.57% during the same period from $142.0 million at December 31, 2000 to $157.1 million at June 30, 2001. Total liabilities increased $15.7 million or 8.87% during the first six months of 2001 from $176.9 million at December 31, 2000 to $192.6 million at June 30, 2001. Total deposits increased $14.7 million or 8.79% during the same period from $168.1 at December 31, 2000 to $182.8 million at June 30, 2001. Total shareholders' equity increased $1.0 million or 5.40% during the first six months of 2001 from $19.3 million at December 31, 2000 to $20.3 million at June 30, 2001.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $0.66 or 4.95% from $13.33 per share at December 31, 2000 to $13.99 per share at June 30, 2001. During 2000 the Company paid $0.46 per share in dividends. The Company's 2001 total dividends for the first two quarters was $0.26 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $61.1 million at June 30, 2001 and $47.5 million at December 31, 2000. These amounts represent 31.73% and 26.85% of total liabilities as of June 30, 2001 and December 31, 2000, respectively.

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported at December 31, 2000 in the Company's Form 10-K.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts may be forward looking statements. The forward looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical or expected results. Readers are cautioned not to place undue reliance on these forward looking statements.

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

Item 5.      Other Information.
             None.

Item 6.      Exhibits and Reports on Form 8-K.

(a)  Exhibits

     The following exhibits, when applicable, are filed with this Form 10-Q or incorporated by reference to previous filings.

Number                               Description
------                               -----------
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

    Exhibit 11. Computation of Per Share Earnings (incorporated herein as Exhibit 11).

    Exhibit 15.                      Not applicable.

    Exhibit 18.                      Not applicable.

    Exhibit 19.                      Not applicable.

    Exhibit 22.                      Not applicable.

    Exhibit 23.                      Not applicable.

    Exhibit 24.                      Not applicable.

    Exhibit 27.                      Not applicable

    Exhibit 99.                      Not applicable.

(b) Reports on Form 8-K.

 No reports on Form 8-K were filed by the registrant during the second quarter of 2001.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           EAGLE FINANCIAL SERVICES, INC.


Date:          August 9, 2001       /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President and Chief Executive
                                    Officer


Date:          August 9, 2001       /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer