Form 10-Q
period 2001-09-30
EAGLE FINANCIAL SERVICES INC
filed 2001-11-13
CIK 880641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of November 8, 2001 was 1,454,761 .

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ............................ 3

                 Consolidated Balance Sheets as of
                 September 30, 2001 and December 31, 2000    ................ 3

                 Consolidated Statements of Income for the Three
                 and Nine Months Ended September 30, 2001 and 2000   ........ 4

                 Consolidated  Statements of  Shareholders'  Equity for the Nine
                 Months Ended September 30, 2001 and 2000 ....... 5

                 Consolidated Statements of Cash Flows for
                 the Nine Months Ended September 30, 2001 and 2000    ....... 6

                 Notes to Consolidated Financial Statements    .............. 7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ............... 8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ........................................... 9


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ...........................................10
Item 2.      Changes in Securities    .......................................10
Item 3.      Defaults Upon Senior Securities    .............................10
Item 4.      Submission of Matters to a Vote of Security Holders    .........10
Item 5.      Other Information    ...........................................10
Item 6.      Exhibits and reports on Form 8-K    ............................11

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                  As of September 30, 2001 and December 31, 2000


                                               Sep 30, 2001       Dec 31, 2000
                                             ---------------    ---------------
Assets
Cash and due from banks                      $    8,290,095     $    5,623,765
Federal funds sold                                        0          2,881,000
Securities available for sale,
   at fair value                                 16,177,387         11,622,805
Securities held to maturity
(fair value:  2001,$21,676,291;
   2000,$26,075,829)                             21,208,440         26,295,851
Loans, net allowance for loan losses
   of $1,595,965 in 2001 and
   $1,340,086 in 2000                           166,728,627        140,709,430
Bank premises and equipment, net                  5,206,891          4,909,252
Other assets                                      4,393,049          4,091,185
                                             ---------------    ---------------
           Total assets                      $  222,004,489     $  196,133,288
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   34,164,533     $   28,189,351
       Interest bearing demand deposits,
          money market and savings accounts      65,826,664         56,699,785
       Time deposits                             79,312,488         83,167,640
                                             ---------------    ---------------
          Total deposits                     $  179,303,685     $  168,056,776
    Federal funds purchased and securities
       sold under agreements to repurchase       10,642,715          2,782,666
    Federal Home Loan Bank advances              10,000,000          5,000,000
    Other liabilities                             1,093,685          1,028,360
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  201,040,085     $  176,867,802
                                             ---------------    ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2001, 1,454,763; issued
         2000, 1,445,431 shares                   3,636,907          3,613,578
    Surplus                                       3,063,345          2,873,924
    Retained Earnings                            13,924,488         12,760,698
    Accumulated other comprehensive income          339,664             17,286
                                             ---------------    ---------------
           Total shareholders' equity        $   20,964,404     $   19,265,486
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  222,004,489     $  196,133,288
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Periods Ended September 30, 2001 and 2000




                                                      Three Months Ended                   Nine Months Ended
                                                         September 30                        September 30
                                                     2001             2000              2001             2000
                                                ---------------  ---------------   ---------------  ---------------
    Interest Income
      Interest and fees on loans                $    3,185,509        2,901,450   $    9,154,592    $    8,102,528
      Interest on federal funds sold                       636            7,872            9,891            12,223
      Interest on securities held to maturity:
          Taxable interest income                      189,814          266,267          672,405           825,801
          Interest income exempt from
            federal income taxes                        97,372          102,361          297,960           314,374
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      201,576          136,813          528,244           378,389
          Interest income exempt from
             federal income taxes                       18,377           18,378           55,132            51,033
          Dividends                                     34,981           37,946          106,000           100,355
      Interest on deposits in banks                        362              253            1,282             1,751
                                                ---------------  ---------------   ---------------  ---------------
                Total interest income           $    3,728,627   $    3,471,340   $   10,825,506    $    9,786,454
                                                ---------------  ---------------   ---------------  ---------------
    Interest Expense
      Interest on deposits                      $    1,350,437   $    1,437,355   $    4,252,084    $    3,884,128
      Interest on federal funds purchased and
          securities sold under agreements
          to repurchase                                 79,794           44,119          201,672           217,970
      Interest on Federal Home Loan
          Bank advances                                 74,101           63,122          198,287           188,004
                                                ---------------  ---------------   ---------------  ---------------

                Total interest expense          $    1,504,332   $    1,544,596    $   4,652,043    $    4,290,102
                                                ---------------  ---------------   ---------------  ---------------

                Net interest income             $    2,224,295   $    1,926,744   $    6,173,463    $    5,496,352
      Provision For Loan Losses                        270,000           90,000          505,000    $      260,000
                                                ---------------  ---------------   ---------------  ---------------

                Net interest income after
                provision for loan losses       $    1,954,295   $    1,836,744    $   5,668,463    $    5,236,352
                                                ---------------  ---------------   ---------------  ---------------

    Other Income
      Trust Department income                   $      131,360   $       85,595    $      409,982   $      250,961
      Service charges on deposits                      228,931          185,025           664,925          549,277
      Other service charges and fees                   371,476          259,241           963,555          757,817
      Securities gains                                  29,224                0            84,614                0
      Other operating income                            42,799           28,653            69,025           75,843
                                                ---------------  ---------------   ---------------  ---------------

                                                $      803,790   $     558,514     $     2,192,101  $    1,633,898
                                                ---------------  ---------------   ---------------  ---------------
    Other Expenses
      Salaries and wages                        $      828,170   $      727,565    $     2,427,669  $    2,137,122
      Pension and other employee benefits              222,379          187,866            627,773         519,178
      Occupancy expenses                               105,477          124,272            326,514         370,187
      Equipment expenses                               165,375          181,079            501,433         475,424
      Stationary and supplies                           37,022           74,069            145,847         155,833
      Credit card expense                               61,780           52,467            164,576         147,711
      ATM network fees                                  42,094           35,424            118,159         101,188
      Postage                                           33,063           31,164            102,862         109,123
      Other operating expenses                         366,687          300,831          1,039,397         855,023
                                                ---------------  ---------------   ---------------  ---------------

                                                $    1,862,047    $   1,714,737   $      5,454,230  $    4,870,789
                                                ---------------  ---------------   ---------------  ---------------

               Income before income taxes       $      896,038    $     680,521   $      2,406,334  $    1,999,461
    Income Tax Expense                                 251,424          177,127            663,278         490,587
                                                ---------------  ---------------   ---------------  ---------------

                Net Income                      $      644,614    $     503,394   $      1,743,056  $    1,508,874
                                                ===============  ===============   ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.44    $        0.35   $           1.20  $         1.05
                                                ===============  ===============   ===============  ===============

                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
             For the Nine Months Ended September 30, 2001 and 2000


                                                                                    Accumulated
                                                                                       Other
                                         Common                       Retained     Comprehensive  Comprehensive
                                          Stock         Surplus       Earnings     Income (Loss)     Income          Total
                                      -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 1999            $  3,581,992   $  2,602,005   $ 11,407,018   $  (130,167)                  $ 17,460,848
Comprehensive income:
  Net income                                                           1,508,874                  $  1,508,874      1,508,874
  Other comprehensive income:
    Unrealized gain on
      securities available for
      sale, net of deferred
      income taxes of $13,776                                                           26,740          26,740         26,740
                                                                                                  -------------
    Total comprehensive income                                                                    $  1,535,614
                                                                                                  =============
Issuance of common stock, employee
    benefit plan (2,100 shares)              5,250         34,832                                                      40,082
Issuance of common stock, dividend
    investment plan (7,207 shares)          18,018        168,061                                                     186,079
Dividends declared ($0.34 per share)                                    (488,095)                                    (488,095)
Fractional shares purchased                    (15)          (148)                                                       (163)
                                      -------------  -------------  -------------  -------------                 -------------
Balance, September 30. 2000           $  3,605,245   $  2,804,750   $ 12,427,797   $   (103,427)                 $ 18,734,365
                                      =============  =============  =============  =============                 =============

Balance, December 31, 2000            $  3,613,578   $  2,873,924   $ 12,760,698   $     17,286                  $ 19,265,486
Comprehensive income:
  Net income                                                           1,743,056                  $  1,743,056      1,743,056
  Other comprehensive income:
    Unrealized gain on
      securities available for
      sale, net of deferred
      income taxes of $166,073                                                           322,378       322,378        322,378
                                                                                                  -------------
    Total comprehensive income                                                                    $  2,065,434
                                                                                                  =============
  Issuance of common stock, dividend
    investment plan (9,337 shares)          23,342        189,540                                                     212,882
  Dividends declared ($0.40 per share)                                  (579,266)                                    (579,266)
  Fractional shares purchased                  (13)          (119)                                                       (132)
                                      -------------  -------------  -------------  -------------                 -------------
Balance, September 30, 2001           $  3,636,907   $  3,063,345   $ 13,924,488   $    339,664                  $ 20,964,404
                                      =============  =============  =============  =============                 =============

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000

                                                        Nine Months Ended
                                                          September 30
                                                      2001             2000
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $  1,743,056    $  1,508,874
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      413,150         443,683
    Amortization of intangible assets                   33,788          33,788
    (Gain) loss on equity investment                     9,732          (9,402)
    Provision for loan losses                          505,000         260,000
    Loss on sale of other real estate owned                  0           1,184
    (Gain) on sale of securities                       (84,614)              0
    Premium amortization on securities, net             49,889          46,532
    Changes in assets and liabilities:
      (Increase) in other assets                      (243,979)       (594,595)
      Increase (decrease) in other liabilities        (107,332)        148,399
                                                  -------------   -------------
      Net cash provided by operating activities   $  2,318,690    $  1,838,463
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  5,049,966    $  2,894,917
  Proceeds from maturities and principal
   payments on securities available for sale         5,368,402       2,790,838
  Purchases of securities held to maturity                   0               0
  Purchases of securities available for sale        (9,362,363)     (3,824,088)
  Purchases of bank premises and equipment            (604,278)     (1,263,771)
  Proceeds from sale of other real estate owned              0         107,701
  Net (increase) in loans                          (26,725,529)    (16,454,623)
                                                  -------------   -------------
      Net cash (used in) investing activities     $(26,273,802)   $(15,749,026)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $ 15,102,061    $  2,616,367
  Net increase (decrease) in certificates
   of deposits                                      (3,855,152)     11,696,111
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase                          7,860,049        (724,228)
  Proceeds from Federal Home Loan Bank advances      5,000,000               0
  Proceeds from issuance of common stock to ESOP             0          40,082
  Cash dividends paid                                 (366,384)       (302,016)
  Fractional shares purchased                             (132)           (163)
                                                  -------------   -------------
      Net cash provided by financing activities   $ 23,740,442    $ 13,326,153
                                                  -------------   -------------
      (Decrease) in cash and
         cash equivalents                         $   (214,670)   $   (584,410)

Cash and Cash Equivalents
  Beginning                                          8,504,765       6,420,162
                                                  -------------   -------------
  Ending                                          $  8,290,095    $  5,835,752
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                      $  4,692,317    $  4,275,531
                                                  =============   =============
    Income taxes                                  $    732,995    $    528,950
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $    212,882    $    186,079
                                                  =============   =============
   Unrealized gain on securities
    available for sale                            $    488,451    $     40,516
                                                  =============   =============
   Other real estate acquired in settlement
    of loans                                      $    201,332    $          0
                                                  =============   =============

                  EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

(1) The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000, the results of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2000.

(3) The results of operations for the three and nine month periods ended September 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of September 30, 2001 and December 31, 2000, are:

                                     Sep 30, 2001             Dec 31, 2000
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $      121,985           $      121,983
Obligations of U.S. government
 corporations and agencies                1,998,695                3,501,765
Mortgage-backed securities                6,139,411                8,176,056
Obligations of states and political
 subdivisions                            12,948,349               14,496,047
                                     --------------           --------------
                                     $   21,208,440           $   26,295,851
                                     ==============           ==============

                                     Sep 30, 2001             Dec 31, 2000
                                     Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $      124,288           $      124,554
Obligations of U.S. government
 corporations and agencies                2,065,940                3,498,510
Mortgage-backed securities                6,235,061                8,103,514
Obligations of states and political
 subdivisions                            13,251,002               14,349,251
                                     --------------           --------------
                                     $   21,676,291           $   26,075,829
                                     ==============           ==============

                                     Sep 30, 2001             Dec 31, 2000
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $      996,233           $    2,752,025
Mortgage-backed securities                2,690,111                4,162,991
Obligations of states and political
 Subdivisions                             1,497,841                1,494,942
Corporate securities                      9,227,448                1,944,875
Other                                     1,251,112                1,241,781
                                     --------------           --------------
                                     $   15,662,745           $   11,596,614
                                     ==============           ==============

                                     Sep 30, 2001             Dec 31, 2000
                                     Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    1,035,470           $    2,762,237
Mortgage-backed securities                2,756,945                4,177,761
Obligations of states and political
 Subdivisions                             1,577,147                1,535,210
Corporate securities                      9,527,258                1,933,653
Other                                     1,280,567                1,213,944
                                     --------------           --------------
                                     $   16,177,387           $   11,622,805
                                     ==============           ==============

(5) Net loans at September 30, 2001 and December 31, 2000 are summarized as follows (In Thousands):

                                            Sep 30, 2001        Dec 31, 2000
                                            ---------------     ---------------
Loans secured by real estate:
  Construction and land development         $        8,384     $         4,396
  Secured by farmland                                5,531               5,109
  Secured by 1-4 family residential                 88,598              75,809
  Nonfarm, nonresidential loans                     27,020              25,217
Loans to farmers (except those secured
     by real estate)                                   495                 656
Commercial and industrial loans (except
     those secured by real estate)                  13,930              10,749
Consumer installment loans (except those
     secured by real estate)                        22,241              18,749
Loans to U.S. state and political
 subdivisions                                          867               1,306
All other loans                                      1,261                  66
                                            ---------------     ---------------
Gross loans                                 $      168,327      $      142,057

Less:
  Unearned income                                       (2)                 (8)
  Allowance for loan losses                         (1,596)             (1,340)
                                            ---------------     ---------------
Loans, net                                  $      166,729      $      140,709
                                            ===============     ===============

(6)   Allowance for Loan Losses

                                            Sep 30, 2001      Sep 30, 2000      Dec 31, 2000
                                            --------------    --------------    --------------
Balance, beginning                          $   1,340,086     $   1,122,616     $   1,122,616
Provision charged to operating expense            505,000           260,000           350,000
Recoveries added to the allowance                  56,395            27,150            37,988
Loan losses charged to the allowance             (305,516)         (101,126)         (170,518)
                                            --------------    --------------    --------------
Balance, ending                             $   1,595,965     $   1,308,640     $   1,340,086
                                            ==============    ==============    ==============

(7)   Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

         Upon adoption of these Statements, an organization is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.

         The standards generally are required to be implemented by the Bank in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PERFORMANCE SUMMARY

Net income of the company for the first nine months of 2001 and 2000 was $1,743,056 and $1,508,874, respectively. This is an increase of $234,182 or 15.52%. Net interest income after provision for loan losses for the first nine months of 2001 and 2000 was $5,668,463 and $5,236,352, respectively. This is an increase of $432,111 or 8.25%. This increase can be attributed to continued loan growth during 2001. Total noninterest income increased $558,203 or 34.16% from $1,633,898 for the first nine months of 2000 to $2,192,101 for the first nine months of 2001. This change can be attributed to increases in fees earned by the Trust Department and fees earned from the origination of secondary market mortgages. Total noninterest expenses increased $583,441 or 11.98% from $4,870,789 during the first nine months of 2000 to $5,454,230 during the first nine months of 2001. This change can be attributed to increases in compensation and benefits expense and increases in other operating expenses.

Earnings per common share outstanding (basic and diluted) was $1.20 and $1.05 for the nine months ended September 30, 2001 and 2000, respectively. Annualized return on average assets for the nine month periods ended September 30, 2001 and 2000 was 1.13% and 1.10%, respectively. Annualized return on average equity for the nine month periods ended September 30, 2001 and 2000 was 11.60% and 11.18%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the nine month periods ended September 30, 2001 and 2000 was $505,000 and $260,000, respectively. The allowance for loan losses increased $255,879 or 19.09% during the first nine months of 2001 from $1,340,086 at December 31, 2000 to $1,595,965 at September 30, 2001. The allowance as a percentage of total loans increased from 0.94% as of December 31, 2000 to 0.95% as of September 30, 2001. The Company had net charge-offs of $249,121 and $73,976 for the first nine months of 2001 and 2000, respectively. The ratio of net charge-offs to average loans was 0.16% and 0.06% for the first nine months of 2001 and 2000, respectively.

Loans past due greater than 90 days and still accruing interest increased from $46,713 at December 31, 2000 to $211,124 at September 30, 2001. There were no nonaccrual loans as of December 31, 2000 and September 30, 2001. Total impaired loans were $125,752 at December 31, 2000. There were no impaired loans as of September 30, 2001.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of September 30, 2001 was $632,743. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $25.9 million or 13.19% from $196.1 million at December 31, 2000 to $222.0 million at September 30, 2001. Securities decreased $0.5 million or 1.41% during the first nine months of 2001 from $37.9 million at December 31, 2000 to $37.4 million at September 30, 2001. Loans, net of unearned discounts increased $26.3 million or 18.50% during the same period from $142.0 million at December 31, 2000 to $168.3 million at September 30, 2001. Total liabilities increased $24.1 million or 13.66% during the first nine months of 2001 from $176.9 million at December 31, 2000 to $201.0 million at September 30, 2001. Total deposits increased $11.2 million or 6.69% during the same period from $168.1 at December 31, 2000 to $179.3 million at September 30, 2001. Total shareholders' equity increased $1.7 million or 8.82% during the first nine months of 2001 from $19.3 million at December 31, 2000 to $21.0 million at September 30, 2001.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $1.08 or 8.10% from $13.33 per share at December 31, 2000 to $14.41 per share at September 30, 2001. During 2000 the Company paid $0.46 per share in dividends. The Company's 2001 total dividends for the first three quarters were $0.40 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $62.4 million at September 30, 2001 and $47.5 million at December 31, 2000. These amounts represent 31.06% and 26.85% of total liabilities as of September 30, 2001 and December 31, 2000, respectively.

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

            Exhibit 11. Computation of Per Share Earnings (incorporated herein as Exhibit 11).

            Exhibit 15.                Not applicable.

            Exhibit 18.                Not applicable.

            Exhibit 19.                Not applicable.

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Not applicable

            Exhibit 99.                Not applicable.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the third quarter of 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          November 8, 2001      /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President and Chief Executive
                                     Officer


Date:          November 8, 2001      /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer