Form 10-K405
period 2001-12-31
EAGLE FINANCIAL SERVICES INC
filed 2002-03-28
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  -------------

For the fiscal year ended                Commission File Number 0-20146
December 31, 2001

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

       PAGE     1      OF     63     PAGES.      Exhibit index on page   37   .
             ------         ------                                     ------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 18, 2002 was $31,821,144. The aggregate market value of the stock was computed using a market rate of $24.00 per share.

     The number of shares of Registrant's Common Stock outstanding as of March 18, 2002 was 1,464,948.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference in Parts I, II, and IV of this Form 10-K.

(2) Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

          The Bank had twenty-nine officers,sixty-three other full-time and six-teen part-time employees as of December 31, 2001. None of the Bank's employees are represented by a union or covered under a collective bargaining agreement. Employee relations have been good.

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
Table 11             Risk Based Capital Ratios
Table 12             Interest Rate Sensitivity Schedule

                                        4


Table 1  -  Average Balances, Income/Expenses and Average Rates (In Thousands) (Fully Taxable Equivalent)

                                        2001                                 2000
                            ---------------------------------    ---------------------------------
                            Average     Income/      Average     Average     Income/      Average
                            Balances    Expense       Rate       Balances    Expense       Rate
                            ---------   ---------   ---------    ---------   ---------   ---------
ASSETS:
  Loans
    Taxable                 $156,194    $ 12,243        7.84%    $132,647     $11,020        8.31%
    Tax-exempt (1)             1,365         103        7.55%       1,557         118        7.58%
                            ---------   ---------                ---------   ---------
      Total Loans           $157,559    $ 12,346        7.84%    $134,204     $11,138        8.30%
                            ---------   ---------                ---------   ---------
  Securities
    Taxable                 $ 27,121    $  1,715        6.32%    $ 27,694    $  1,743        6.29%
    Tax-Exempt (1)            10,843         707        6.52%      11,171         735        6.58%
                            ---------   ---------                ---------   ---------
      Total Securities      $ 37,964    $  2,422        6.38%    $ 38,865    $  2,478        6.38%
                            ---------   ---------                ---------   ---------
  Deposits in banks         $     80    $      3        3.75%    $     30    $      2        6.67%
                            ---------   ---------                ---------   ---------
  Federal funds sold        $    555    $     18        3.24%    $    224    $     14        6.25%
                            ---------   ---------                ---------   ---------
      Total Earning Assets  $196,158    $ 14,789        7.54%    $173,323    $ 13,632        7.87%
                                        =========                            =========
  Less: Reserve for
    loan losses               (1,499)                              (1,230)
  Cash and due from banks      7,997                                5,845
  Bank premises and
    equipment, net             5,113                                4,254
  Other assets                 4,074                                3,755
                            ---------                            ---------
       Total Assets         $211,843                             $185,947
                            =========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits         $ 30,462    $      0                 $ 25,067    $      0
                            ---------   ---------                ---------   ---------
    NOW accounts            $ 26,387    $    225        0.85%    $ 21,472    $    279       1.30%
    Money market accounts     22,690         545        2.40%      18,255         533       2.92%
    Savings accounts          16,956         302        1.78%      15,453         344       2.23%
    Time deposits             81,026       4,382        5.41%      76,003       4,185       5.51%
                            ---------   ---------                ---------   ---------
    Total Interest-
      Bearing Deposits      $147,059    $  5,454        3.71%    $131,183   $   5,341       4.07%
  Fed funds purchased and
    securities sold under
     agreements to repurchase  6,252         238        3.81%    $  5,324         308       5.79%
  Federal Home Loan
    Bank advances              6,493         321        4.94%    $  5,000         251       5.02%
                            ---------   ---------                ---------   ---------
    Total Interest-
      Bearing Liabilities   $159,804    $  6,013        3.76%    $141,507    $  5,900       4.17%
                            ---------   =========                ---------   =========
  Other Liabilities         $  1,272                             $  1,145
                            ---------                            ---------
  Shareholders' Equity      $ 20,305                             $ 18,228
                            ---------                            ---------
    Total Liabilities &
      Shareholders' Equity  $211,843                             $185,947
                            =========                            =========

Net interest spread                                     3.78%                               3.70%
Interest expense as a percent
  of average earning assets                             3.07%                               3.40%
Net interest margin                                     4.47%                               4.46%

(1) Income and rates on tax-exempt assets are computed on a tax equivalent basis using a federal tax rate of 34%.


Table 1 - Average Balances, Income/Expenses and Average Rates (In Thousands) (Fully Taxable Equivalent) (continued)

                                         1999
                            ---------------------------------
                            Average     Income/      Average
                            Balances    Expense       Rate
                            ---------   ---------   ---------
ASSETS:
  Loans
    Taxable                 $ 105,663   $  8,601        8.14%
    Tax-exempt (1)              1,427        103        7.22%
                            ---------   ---------
      Total Loans           $ 107,090   $  8,704        8.13%
                            ---------   ---------
  Securities
    Taxable                 $  30,555   $  1,863        6.10%
    Tax-Exempt (1)             10,911        708        6.49%
                            ---------   ---------
      Total Securities      $  41,466   $  2,571        6.20%
                            ---------   ---------
  Deposits in banks         $      38   $      1        2.63%
                            ---------   ---------
  Federal funds sold        $     217   $     15        6.91%
                            ---------   ---------
      Total Earning Assets  $ 148,811   $ 11,291        7.59%
                                        =========
  Less: Reserve for
    loan losses                  (987)
  Cash and due from banks       5,845
  Bank premises and
    equipment, net              4,024
  Other assets                  3,307
                            ---------
       Total Assets         $ 161,000
                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits         $ 22,343    $      0
                            ---------   ---------
    NOW accounts            $ 19,120    $    330        1.73%
    Money market accounts     19,460         568        2.92%
    Savings accounts          15,178         339        2.23%
    Time deposits             57,383       2,768        4.82%
                            ---------   ---------
      Total Interest-
        Bearing Deposits    $111,141    $  4,005        3.60%
    Fed funds purchased and
      securities sold under
      agreements to repurchase 4,754         230        4.84%
    Federal Home Loan
      Bank advances            5,000         250        5.00%
                            ---------   ---------
      Total Interest-
        Bearing Liabilities $120,895    $  4,485        3.71%
                            ---------   =========
  Other Liabilities         $  1,050
                            ---------
  Shareholders' Equity      $ 16,712
                            ---------
    Total Liabilities &
      Shareholders' Equity  $161,000
                            =========

Net interest spread                                     3.88%
Interest expense as a percent
  of average earning assets                             3.01%
Net interest margin                                     4.57%

(1) Income and rates on tax-exempt assets are computed on a tax equivalent basis using a federal tax rate of 34%.

                                        5

Table 2  -  Rate/Volume Variance (In Thousands)

                               2001 Compared to 2000                 2000 Compared to 1999
                           --------------------------------------------------------------------
                                       Due to     Due to                     Due to     Due to
                            Change     Volume      Rate           Change     Volume      Rate
                           --------   --------   --------        --------   --------   --------
INTEREST INCOME:
Loans; taxable             $  1,223   $ 1,795    $  (572)        $ 2,419    $ 2,236     $  183
Loans; tax-exempt               (15)      (15)         0              15         10          5
Securities; taxable             (28)      (36)         8            (120)      (180)        60
Securities; tax-exempt          (28)      (21)        (7)             27         17         10
Deposits in banks                 1         1          0               1          1          0
Federal funds sold                4         6         (2)             (1)         1         (2)
                           --------   --------   --------        --------   --------   --------
    Total Interest Income  $  1,157   $ 1,730      ($573)        $ 2,341     $2,085     $  256
                           --------   --------   --------        --------   --------   --------
INTEREST EXPENSE:
NOW accounts               $    (54)     $105       ($159)       $   (51)    $   50     $ (101)
Money market accounts            12        45         (33)           (35)       (35)         0
Savings accounts                (42)       39         (81)             5          5          0
Time deposits                   197       272         (75)         1,417        983        434
Federal funds purchased and
  securities sold under
  agreements to repurchase      (70)       73        (143)            78        30          48
Federal Home Loan
  Bank advances                  70        74          (4)             1         0           1
                           --------   --------   --------        --------   --------   --------
    Total Interest Expense $    113   $   608    $   (495)       $  1,415   $ 1,033    $   382
                           --------   --------   --------        --------   --------   --------
Net Interest Income        $  1,044   $ 1,122    $    (78)       $    926    $1,052     $ (126)
                           --------   --------   --------        --------   --------   --------

Table 3  -  Analysis of Allowance for Loans Losses (In Thousands)

                                                     Year Ended
                                                     December 31
                                 --------------------------------------------------
                                  2001       2000       1999       1998       1997
                                 ------     ------     ------     ------     ------
Allowance for Loan
  Losses, January 1              $1,340     $1,123     $  925     $  749     $  914
                                 ------     ------     ------     ------     ------
Loans Charged-Off:
   Commercial, financial
     and agricultural            $    7     $   35     $   73     $    1     $    4
   Real estate-construction
     and development                  0          0          0          0          0
   Real estate-mortgage             139          3         27          7         42
   Consumer                         205        133        137        286        640
                                 ------     ------     ------     ------     ------
    Total Loans Charged-Off      $  351     $  171     $  237     $  294     $  686
                                 ------     ------     ------     ------     ------
Recoveries:
   Commercial, financial
     and agricultural            $    0     $    0     $    0     $    0     $    1
   Real estate-construction
     and development                  0          0          0          0          0
   Real estate-mortgage               5          3          1          4          4
   Consumer                          90         35         99         94         39
                                 ------     ------     ------     ------     ------
    Total Recoveries             $   95     $   38     $  100     $   98     $   44
                                 ------     ------     ------     ------     ------
    Net Charge-Offs              $  256     $  133     $  137     $  196     $  642
                                 ------     ------     ------     ------     ------
Provision for Loan Losses        $  713     $  350     $  335     $  372     $  477
                                 ------     ------     ------     ------     ------
Allowance for Loan
  Losses, December 31            $1,797     $1,340     $1,123     $  925     $  749
                                 ======     ======     ======     ======     ======
   Ratio of Net Charge-Offs
   to Average Loans:              0.16%      0.10%      0.13%      0.23%      0.77%
                                 ======     ======     ======     ======     ======

Table 4  -  Allocation of Allowance for Loan Losses (In Thousands)

                                 2001                     2000                    1999
                        ----------------------   ----------------------   ----------------------
                        Allowance   Percentage   Allowance   Percentage   Allowance   Percentage
                        for Loan     of Total    for Loan     of Total    for Loan     of Total
                         Losses       Loans       Losses       Loans       Losses       Loans
                        ----------  ----------   ----------  ----------   ----------  ----------
Commercial, financial,
   and agricultural     $     594         8.5%    $    446         9.0%   $     374         9.5%
Real Estate: mortgage         304        77.1%         224        77.8%         187        78.7%
Consumer                      899        14.4%         670        13.2%         562        11.8%
                        ----------               ----------               ----------
                        $   1,797                 $  1,340                $   1,123
                        ==========               ==========               ==========

Table 5  -  Loan Portfolio (In Thousands)

                                                                        December 31
                                                 ----------------------------------------------------------
                                                    2001        2000        1999        1998        1997
                                                 ----------  ----------  ----------  ----------  ----------
Loans secured by real estate:
  Construction and land development              $  10,383   $   4,396   $   4,138   $   2,168   $     588
  Secured by farmland                                4,778       5,109       6,057       3,565       3,700
  Secured by 1-4 family residential properties      93,042      75,809      64,566      51,444      44,863
  Secured by nonfarm, nonresidential properties     30,295      25,217      23,457      16,902      11,141
Loans to farmers
  (except those secured by real estate)              1,002         656         495         745         770
Commercial and industrial loans
  (except those secured by real estate)             13,912      10,749       9,952       6,463       5,116
Consumer installment loans
  (except those secured by real estate)             25,909      18,749      14,745      13,603      14,458
All other loans                                        350       1,372       1,445       1,193       1,251
                                                 ----------  ----------  ----------  ----------  ----------
      Total loans                                  179,671     142,057     124,855      96,083      81,887

Less:  Unearned discount                                (2)         (8)        (37)       (150)       (462)
                                                 ----------  ----------  ----------  ----------  ----------
     Total Loans, Net                            $ 179,669   $ 142,049   $ 124,818   $  95,933   $  81,425
                                                 ==========  ==========  ==========  ==========  ==========

Table 6  -  Maturity Schedule of Selected Loans (In Thousands)

                                                    After
                                                    1 Year
                                       Within       Within          After
                                       1 Year       5 Years        5 Years        Total
                                      ---------     ---------     ---------     ---------
Loans secured by real estate          $  26,461     $  80,178     $  31,859     $ 138,498
Loans to farmers                            447           501            54         1,002
Commercial and industrial loans           6,159         7,296           457        13,912
Consumer installment loans                3,078        20,999         1,830        25,907
All other loans                             334            16             0           350
                                      ---------     ---------     ---------     ---------
                                      $  36,479     $ 108,990     $  34,200     $ 179,669
                                      =========     =========     =========     =========
For maturities over one year:
     Floating rate loans                            $   6,887     $  10,897     $  17,784
     Fixed rate loans                                 102,103        23,303       125,406
                                                    ---------     ---------     ---------
                                                    $ 108,990     $  34,200     $ 143,190
                                                    =========     =========     =========

Table 7  -  Non-Performing Assets (In Thousands)

                                                         December 31,
                                     ------------------------------------------
                                      2001     2000     1999     1998     1997
                                     ------   ------   ------   ------   ------
Nonaccrual loans                     $2,029   $    0    $ 156   $  227   $  437
Restructured loans                        0        0        0        0        0
Other real estate owned                   0        0      109        0      190
                                     ------   ------   ------   ------   ------
  Total Non-Performing Assets        $2,029   $    0    $ 265   $  227   $  627
                                     ======   ======   ======   ======   ======

Loans past due 90 days
  accruing interest                  $    8   $   47    $ 642   $  372   $  614
                                     ======   ======   ======   ======   ======

Allowance for loan losses to
  period end loans                    1.00%    0.94%    0.90%    0.96%    0.92%

Non-performing assets to
  period end loans and other
  real estate owned                   1.13%    0.00%    0.21%    0.24%    0.77%


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


Table 8  -  Maturity Distribution and Yields of Securities (In Thousands)

                                   Due  in one year        Due after 1          Due after 5
                                        or less          through 5 years     through 10 years
                                   -----------------    -----------------    -----------------
                                   Amount      Yield    Amount      Yield    Amount      Yield
                                   -------     -----    -------     -----    -------     -----
Securities held to maturity:
   U.S. Treasury securities        $     0     0.00%    $     0     0.00%     $   122     7.63%
   Obligations of U.S. government
    corporations and agencies        1,000     6.41%        999     5.21%           0     0.00%
   Mortgage-backed securities            0     0.00%      1,588     6.45%       1,754     6.02%
   Obligations of states and
    political subdivisions,
    taxable                            850     6.43%      2,583     6.07%         229     6.28%
                                   -------              -------               -------
    Total taxable                    1,850                5,170                 2,105

   Obligations of states and
    political subdivisions,
    tax-exempt (1)                     680     7.07%      4,122     6.28%       3,881     6.40%
                                   -------              -------               -------
    Total                          $ 2,530              $ 9,292               $ 5,986
                                   -------              -------               -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies      $   511     6.38%    $ 1,504     4.59%     $     0     0.00%
   Mortgage-backed securities            0     0.00%      1,257     6.08%         797     7.31%
   Corporate securities                  0     0.00%      6,501     6.71%       2,610     6.56%
   Other taxable securities              0     0.00%          0     0.00%           0     0.00%
                                   -------              -------               -------
    Total taxable                  $   511              $ 9,262               $ 3,407
                                   -------              -------               -------
   Obligations of states and
    Political subdivisions,
    tax-exempt (1)                       0     0.00%          0     0.00%       1,545     7.37%
                                   -------              -------               -------
    Total                          $   511              $ 9,262               $ 4,952
                                   -------              -------               -------
Total securities:                  $ 3,041              $18,554               $10,938
                                   =======              =======               =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


Table 8 - Maturity Distribution and Yields of Securities (In Thousands)
          (continued)

                                       Due after
                                     10 years and
                                   Equity Securities          Total
                                   -----------------    -----------------
                                   Amount      Yield    Amount      Yield
                                   -------     -----    -------     -----
Securities held to maturity:
   U.S. Treasury securities        $     0     0.00%    $   122     7.63%
   Obligations of U.S. government
    corporations and agencies            0     0.00%      1,999     5.81%
   Mortgage-backed securities        2,042     6.21%      5,384     6.22%
   Obligations of states and
    political subdivisions,
    taxable                              0     0.00%      3,662     6.17%
                                   -------              -------
    Total taxable                    2,042               11,167

Obligations of states and
    political subdivisions,
    tax-exempt (1)                     410     6.44%      9,093     6.40%
                                   -------              -------
    Total                          $ 2,452              $20,260
                                   -------              -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies      $     0     0.00%    $ 2,015     5.04%
   Mortgage-backed securities            0     0.00%      2,054     6.55%
   Corporate securities                790     9.80%      9,901     6.91%
   Other taxable securities          1,198     6.66%      1,198     6.66%
                                   -------              -------
    Total taxable                  $ 1,988              $15,168
                                   -------              -------
   Obligations of state and
    Political subdivisions
    Tax-exempt                           0     0.00%      1,545     7.37%
                                   -------              -------
    Total                          $ 1,988              $16,713
                                   -------              -------
Total securities:                  $ 4,440              $36,973
                                   =======              =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


Table 9  -  Deposits and Rates Paid (In Thousands)

                                                     December 31
                            --------------------------------------------------------------
                                   2001                 2000                 1999
                            ------------------    ------------------    ------------------
                             Amount      Rate      Amount      Rate      Amount      Rate
                            ---------   ------    ---------   ------    ---------   ------
Noninterest-bearing         $  36,719             $ 28,189              $  22,883
                            ---------             ---------             ---------
Interest-bearing:
   NOW accounts                31,041    0.85&      23,487     1.30%       20,267    1.73%
   Money market accounts       33,475    2.40%      18,032     2.92%       19,384    2.92%
   Regular savings accounts    19,081    1.78%      15,181     2.23%       15,494    2.23%
   Certificates of deposit:
     Less than $100,000        51,335    5.82%      56,319     5.38%       48,820    4.82%
     $100,000 and more         25,698    4.67%      26,849     5.80%       22,040    4.78%
                            ---------             ---------             ---------
Total interest-bearing      $ 160,630    3.71%   $ 139,868     4.07%    $ 126,005    3.60%
                            ---------             ---------             ---------
Total deposits              $ 197,349            $ 168,057              $ 148,888
                            =========             =========             =========



Table 10  -  Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and More (In Thousands)

                          Within     Three to     Six to      One to       Over
                          Three        Six        Twelve       Five        Five
                          Months      Months      Months       Years       Years      Total
                         --------    --------    --------    --------    --------    --------
At December 31, 2001     $ 15,864    $  6,130    $  2,989    $    715    $      0    $ 25,698
                         ========    ========    ========    ========    ========    ========

Table 11  -  Risk Based Capital Ratios (In Thousands)

                                                       December 31
                                                ------------------------
                                                   2001            2000
                                                ----------    ----------
       Tier 1 Capital:
    Shareholders' Equity                        $   20,836    $   18,736
Tier 2 Capital:
    Allowable Allowance for Loan Losses              1,797         1,340
                                                ----------    ----------
    Total Capital:                              $   22,633    $   20,076
                                                ==========    ==========
    Risk Weighted Assets:                       $  173,952    $  134,219
                                                ==========    ==========
Risk Based Capital Ratios:
     Tier 1 to Risk Weighted Assets                 11.98%        13.96%
     Total Capital to Risk Weighted Assets          13.01%        14.96%


Table 12  -  Interest Rate Sensitivity Schedule (In Thousands)

                                                             December 31, 2001
                                     -------------------------------------------------------------------
                                                          Mature or Reprice Within
                                     -------------------------------------------------------------------
                                                    Over Three
                                                    Months        Over
                                      Three         Through       One Year      Over
                                      Months        Twelve        To Five       Five
                                      Or Less       Months        Years         Years         Total
                                     -----------   -----------   -----------   -----------   -----------
INTEREST-EARNING ASSETS:
   Loans (net of unearned income)    $   43,929    $   10,335    $  102,102    $   23,303    $  179,669
   Securities and other
    interest-earning assets                 960         2,644        18,100        15,304        37,008

                                     -----------   -----------   -----------   -----------   -----------
    Total interest-earning assets    $   44,889    $   12,979    $  120,202    $   38,607    $  216,677
                                     -----------   -----------   -----------   -----------   -----------
INTEREST-BEARING LIABILITIES:
   Certificates of deposit:
     $100,000 and more               $   15,864    $    9,119    $      715    $        0    $   25,698
     less than $100,000                  22,346        21,464         7,511            14        51,335
   Other deposits                        83,597             0             0             0        83,597
   Federal funds purchased and
     securities sold under
     agreements to repurchase             7,817             0             0             0         7,817
   Federal Home Loan Bank advances            0             0    $   10,000             0        10,000
                                     -----------   -----------   -----------   -----------   -----------
    Total interest-bearing
     liabilities                     $  129,624    $   30,583    $   18,226    $       14    $  178,447
                                     -----------   -----------   -----------   -----------   -----------
   Interest sensitivity gap:
    Asset sensitive
    (Liability sensitive)            $  (84,735)   $  (17,604)   $  101,976    $   38,593    $   38,230
                                     ===========   ===========   ===========   ===========   ===========

   Cumulative interest rate gap:     $  (84,735)   $ (102,339)   $     (363)   $   38,230
                                     ===========   ===========   ===========   ===========

   Ratio of cumulative gap to total
    interest earning assets:             -39.11%       -47.23%        -0.17%        17.64%
                                     ===========   ===========   ===========   ===========

Item 2.         Properties.

          The present headquarters building of the Registrant and the Bank, which is owned, was substantially enlarged and remodeled in 1983-84 and again in 1993. The building now consists of a two-story building of brick construction, with approximately 20,000 square feet of floor space located at 2 East Main Street, Berryville, Virginia. This office has seven teller stations in the lobby, a remote drive-through facility with a walk-up window, and a 24 hour automated teller machine. The Bank also owns and operates branch offices at 108 West Main Street, Boyce, Virginia, 1508 Senseny Road, Winchester, Virginia, 40 West Piccadilly Street, Wincheter, Virginia, and 382 Fairfax Pike, Stephens City, Virginia. The Bank also operates a leased branch at 625 East Jubal Early Drive, Winchester, Virginia. Another branch located at 1460 North Frederick Pike, Winchester, Virginia is currently under construction and should open in April 2002.

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

                    2001            2000            1999            Dividends Per Share
              ---------------------------------------------------------------------------
               High     Low    High     Low    High     Low         2001    2000     1999
              ---------------------------------------------------------------------------
1st Quarter   $25.50  $24.00  $29.00  $27.50  $28.00  $27.00      $0.13    $0.11    $0.09
2nd Quarter    25.00   23.00   28.00   25.50   29.00   28.00       0.13     0.11     0.09
3rd Quarter    24.00   23.85   25.50   25.00   28.00   28.00       0.14     0.12     0.10
4th Quarter    24.00   23.50   26.00   25.00   29.00   28.00       0.15     0.12     0.10


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

          There were 1,248 holders of record of the Registrant's Common Stock as of March 18, 2002.

Item 6.  Selected Financial Data.

The following Selected Financial Data for the five fiscal years ended December 31, 2001 should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements of the Registrant incorporated by reference in response to Item 8, Financial Statements and Supplementary Data.

                                                         Year Ended December 31
                             ------------------------------------------------------------------------
                                 2001           2000           1999           1998           1997
Income Statement Data:       ------------   ------------   ------------   ------------   ------------
Interest Income              $ 14,514,207   $ 13,342,966   $ 11,014,989   $  9,746,590   $  9,310,237
Interest Expense                6,012,603      5,899,537      4,485,143      4,204,254      3,904,197
                             ------------   ------------   ------------   ------------   ------------
Net Interest Income          $  8,501,604    $  7,443,429   $  6,529,846   $  5,542,336   $  5,406,040
  Provision for Loan Losses       712,500         350,000        335,000        371,886        476,667
                             ------------   ------------   ------------   ------------   ------------
Net Interest Income after
 Provision for Loan Losses   $  7,789,104   $  7,093,429   $  6,194,846   $  5,170,450   $  4,929,373
Noninterest Income              2,983,504      2,175,228      2,024,649      1,707,712      1,245,781
                             ------------   ------------   ------------   ------------   ------------
Net Revenue                  $ 10,772,608   $  9,268,657   $  8,219,495   $  6,878,162   $  6,175,154
Noninterest Expenses            7,375,872      6,576,135      5,982,827      5,099,167      4,690,999
                             ------------   ------------   ------------   ------------   ------------
Income before
 Income Taxes                $  3,396,736   $  2,692,522   $  2,236,668   $  1,778,995   $  1,484,155
Applicable Income Taxes           952,044        677,696        551,538        470,190        372,143
                             ------------   ------------   ------------   ------------   ------------
Net Income                   $  2,444,692   $  2,014,826   $  1,685,130   $  1,308,805   $  1,112,012
                             ============   ============   ============   ============   ============
Performance Ratios:

Return on Average Assets            1.15%          1.08%          1.05%          0.94%          0.87%
Return on Average Equity           12.04%         11.05%         10.08%          8.42%          7.59%
Shareholders' Equity
 to Assets                          9.04%          9.82%          9.79%         10.58%         11.30%
Dividend Payout Ratio              32.62%         32.81%         32.06%         35.60%         40.38%

Per Share Data:

Net Income, basic
 and diluted                 $       1.68   $       1.40    $      1.18   $       0.93   $       0.79
Cash Dividends Declared              0.55           0.46           0.38           0.33           0.32
Book Value                          14.69          13.33          12.19          11.42          10.69
Market Price *                      24.00          25.50          29.00          27.00          24.00
Average Shares Outstanding      1,452,416      1,439,129      1,423,312      1,413,172      1,404,645

Balance Sheet Data:

Assets                       $237,641,939   $196,133,288   $178,377,761   $153,124,559   $133,239,401
Loans                         179,668,892    142,049,516    124,817,215     95,933,498     81,425,186
Securities                     36,972,829     37,918,656     40,587,858     43,081,952     37,418,780
Deposits                      197,348,451    168,056,776    148,888,478    130,209,888    117,079,355
Shareholders' Equity           21,472,707     19,265,486     17,460,848     16,193,501     15,058,115

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

OVERVIEW

         During 2001 total assets of the company increased $41.5 million or 21.16% from $196.1 million at December 31, 2000 to $237.6 million at December 31, 2001. Loan growth was funded through an increase in total deposits and Federal Home Loan Bank advances. Net loans increased $37.2 million or 26.41% from $140.7 million to $177.9 million at year-end 2000 and 2001, respectively. Securities decreased $0.9 million or 2.49% from $37.9 million to $37.0 million at year-end 2000 and 2001, respectively. Total deposits of the Company increased from $168.1 million to $197.3 million, which represents an increase of $29.2 million or 17.43% from December 31, 2000 to December 31, 2001. Shareholders' equity increased $2.2 million or 11.46% during 2001 from $19.3 million to $21.5 million.
         For the year ended December 31, 2001, net income totaled $2.4 million, a $0.4 million or 21.34% increase over 2000 net income of $2.0 million. Net income for 1999 was $1.7 million. Earnings per share was $1.68, $1.40 and $1.18 for 2001, 2000 and 1999, respectively. This is a $0.22 or 18.64% increase in 2000 and a $0.28 or 20.00% increase for 2001. Return on average equity for 2001 was 12.04% as compared to 11.05% for 2000 and 10.08% in 1999. Return on average assets for 2001 was 1.15% as compared to 1.08% for 2000 and 1.05% for 1999.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income, the difference between total interest income and total interest expense, is the Company's primary source of earnings. Net interest income increased $1.1 million or 14.22% in 2001 and increased $0.9 million or 13.99% in 2000 from $6.5 million in 1999, $7.4 million in 2000 and $8.5 million in 2001. The amount of net interest income is derived from the volume of earning assets, the rates earned on those assets, and the cost of funds. The difference between rates on earning assets and the cost of funds is measured by the net interest margin, which decreased from 4.57% in 1999 to 4.46% in 2000, then increased slightly to 4.47% in 2001.
         Earning assets yielded 7.54% on a tax-equivalent basis in 2001 as compared to 7.87% in 2000 and 7.59% in 1999. The average rate on total loans decreased from 8.30% in 2000 to 7.84% in 2001, as compared to 8.13% in 1999. The total tax-equivalent interest earned on loans for 2001 was $12.3 million as compared to $11.1 million in 2000 and $8.7 million for 1999. Average loans increased $23.4 million or 17.44% from $134.2 million in 2000 to $157.6 million in 2001 as compared to an increase of $27.1 million or 25.30% for 2000 from $107.1 million in 1999. The total tax-equivalent interest earned on securities was $2.6 million, $2.5 million, and $2.4 million for 1999, 2000, and 2001, respectively. This represents a decrease of $0.1 million or 3.85% in 2000 and a decrease of $0.1 million or 4.00% in 2001. The average balance of securities decreased by $0.9 million or 2.31% in 2001 and decreased $2.6 million or 6.27% in 2000 from $41.5 million, $38.9 million and $38.0 million in 1999, 2000 and 2001, respectively. The average rate on securities increased from 6.20% in 1999 to 6.38% for 2000 and remained unchanged at 6.38% for 2001.
         Interest expense increased from $4.5 million in 1999 to $5.9 million in 2000 and $6.0 million in 2001. This represents an increase of $1.4 million or 31.54% in 2000 and $0.1 million or 1.92% in 2001. The average balance of interest-bearing liabilities increased by $18.3 million or 12.93% from $141.5 million in 2000 to $159.8 million in 2001 as compared to an increase of $20.6 million or 17.04% for 2000 from $120.9 million in 1999. The average rate on interest-bearing liabilities increased from 3.71% in 1999 to 4.17% in 2000, then decreased to 3.76% in 2001. Interest expense as a percent of average earning assets increased from 3.01% in 1999 to 3.40% in 2000, then decreased to 3.07% in 2001. Net interest spread decreased from 3.88% in 1999 to 3.70% in 2000, then increased to 3.78% in 2001.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The provision for loan losses increased $362,500 for 2001 from $350,000 during 2000 to $712,500 during 2001 as compared to an increase of $15,000 for 2000 from $335,000 during 1999. The ratio of net charge-offs to average loans was 0.16% for 2001 as compared to 0.10% in 2000 and 0.13% in 1999. The allowance for loan losses as a percentage of loans increased from 0.90% at the end of 1999 to 0.94% at the end of 2000 and 1.00% at the end of 2001. Charged-off loans were $237,301, $170,518 and $350,540 for 1999, 2000 and 2001, respectively. Recoveries were $99,746, $37,988 and $95,217 for 1999, 2000 and 2001, respectively. Net charge-offs were $137,555, $132,530 and $255,323 for 1999, 2000 and 2001, respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 8.16 times for 1999, 10.11 times for 2000 and 7.04 times for 2001.
         The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methods utilized consider specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors.

NONINTEREST INCOME AND EXPENSES

         Total noninterest income increased $0.8 million or 37.16% from $2.2 million in 2000 to $3.0 million in 2001 and increased $0.2 million or 7.44% in 2000 from $2.0 million in 1999. Service charges on deposit accounts were $657,956, $742,026 and $924,846 in 1999, 2000 and 2001, respectively. This represents an increase of $84,070 or 12.78% from 1999 to 2000 and an increase of $182,820 or 24.64% from 2000 to 2001. The increase in 2001 can be attributed to an increase in the number of deposit accounts and changes in the fee schedule for demand and savings accounts. The increase in 2000 can be attributed to an increased volume of transactions which are service charged and a change in the service charge schedule on commercial deposit accounts. Other service charges and fees were $861,849, $964,223 and $1,317,379 in 1999, 2000 and 2001,
respectively. This represents an increase of $102,374 or 11.88% from 1999 to 2000 and $353,156 or 36.63% from 2000 to 2001. The increase during 2001 can be attributed to an increase in commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees generated from the origination of mortgage loans for the secondary market, and fees generated from the Bank's ATM/debit card and credit card products. The increase during 2000 can be attributed to an increase in commissions received from the sale of non-deposit investment products and fees generated from the Bank's ATM/debit card and credit card products.
         Total noninterest expenses were $5,982,827, $6,576,135 and $7,375,872 in 1999, 2000 and 2001, respectively. This represents an increase of $593,308 or 9.92% from 1999 to 2000 and an increase of $799,737 or 12.16% from 2000 to 2001.
Salaries and employee benefits increased $582,282 or 16.29% from $3,575,431 in 2000 to $4,157,713 in 2001 as compared to an increase of $420,211 or 13.32% in 2000 from $3,155,220 in 1999. The increases in 2000 and 2001 for salaries and employee benefits can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company. Occupancy expenses decreased $82,486 or 16.07% from $513,400 in 2000 to $430,914 in 2001 as compared to an increase of $81,525 or 18.88% in 2000 from $431,875 in 1999. Equipment expenses increased $51,087 or 8.08% from $632,097 in 2000 to $683,184 in 2001 as compared to an increase of $71,856 or 12.83% in 2000 from $560,241 in 1999. The increase during 2001 can be attributed to software installations and upgrades and the increase during 2000 can be attributed to the implementation of check imaging.
         The efficiency ratio of the Company, a measure of its performance based upon the relationship between noninterest expenses and operating income, was 67.76% in 1999, 66.37% in 2000 and 63.15% in 2001. This decrease in the efficiency ratio can be attributed to the percentage increase in tax-equivalent net interest income and noninterest income being greater than the percentage increase in noninterest expenses. It is management's objective to maintain an efficiency ratio at or below 65.00% for the Company.

INCOME TAXES

         Income tax expense was $952,044, $677,696, $551,538 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 28.03%, 25.17% and 24.66% for 2001, 2000 and 1999, respectively. Note 7 to the
Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company's actual income tax expense. In addition, Note 7 to the Consolidated Financial Statements provides information regarding the principal items giving rise to deferred taxes for 2001 and 2000.

LOAN PORTFOLIO

         The Company uses its funds primarily to support lending activities from which it derives the greatest amount of interest income. Traditionally the company invested 70% to 85% of total deposits in loans, however, alternative funding sources, such as Federal Home Loan Bank advances, will allow this ratio to approach 100% of total deposits. Nonetheless, this ratio is still calculated and monitored as part of management's overall risk assessment. The ratio of loans to deposits increased 6.52% and 0.69% in 2001 and 2000, respectively, from 83.83% in 1999 to 84.52% in 2000 and 91.04% in 2001. Loans, net of unearned income increased $37.7 million or 26.48% from $142.0 million at year-end 2000 to $179.7 million at year-end 2001 as compared to an increase of $17.2 million or 13.81% for 2000 from $124.8 million at year-end 1999. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Loans secured by real estate were $138.5 million or 77.08% of total loans in 2001 and $110.5 million or 77.81% of total loans in 2000 which represents an increase of $28.0 million or 25.30% during the year. These loans are well-secured and based on conservative appraisals in a stable market. The Company generally does not make real estate loans outside its primary market area which consists of Clarke and Frederick Counties and the City of Winchester, all of which are located in the Northern Shenandoah Valley in the state of Virginia.

RISK ELEMENTS AND NON-PERFORMING ASSETS

          Non-performing assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total non-performing assets were $2,029,379 and $265,365 as of December 31, 2001 and 1999, respectively. There were no non-performing assets as of December 31, 2000. The $2,029,379 in non-performing assets as of December 31, 2001 is comprised entirely of nonaccrual loans. These loans are secured by real estate and the Company does not anticipate a material loss on the disposition of the collateral. The ratio of non-performing assets to loans and other real estate owned was 1.13%, 0.00% and 0.21% as of December 31, 2001, 2000 and 1999,respectively.
          Total loans past due 90 days or more and still accruing interest were $642,299, $46,713 and $7,827 at December 31, 1999, 2000 and 2001, respectively.
This is a decrease of $595,586 or 92.73% from 1999 to 2000 and a decrease of $38,886 or 83.24% from 2000 to 2001. The loans past due 90 days or more and still accruing interest are secured and in the process of collection, therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Upon being placed on nonaccrual status, accrued interest would be reversed from income and future accruals would be discontinued with interest income being recognized on a cash basis. The amount of potential problem loans decreased $231,409 or 19.16% during 2001 from $1,207,601 to $976,192 as of December 31, 2000 and 2001, respectively.
These loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $82,193 in specific allocations for these loans as well as percentage allocations for classified assets without specific allocations.

SECURITIES

          The total amount of securities as of December 31, 2001 was $37.0 million compared to $37.9 million as of December 31, 2000. Securities decreased $0.9 million or 2.49% in 2001 from 2000. The decrease from 2000 to 2001 is due to loan growth using funds which would have otherwise been used to purchase securities.
          The Company had $20.2 million and $26.3 million in securities classified as held to maturity in 2001 and 2000, respectively. The Company's available for sale securities totaled $16.7 million in 2001 and $11.6 million in 2000.
          The Company sold $2.6 million in securities during 2001, comprised of obligations of U.S. government corporations and agencies and equity securities. A gross gain of $84,614 was realized from these sales. Generally, the proceeds from the sales were invested in corporate securities which have higher yields and more appropriate terms than the securities which were sold.
          The Company had an unrealized gain on available for sale securities in the amount of $352,229 at December 31, 2001 as compared to an unrealized gain in the amount of $26,191 at December 31, 2000. This resulted in a total unrealized gain of $326,038 during 2001. This unrealized gain can be attributed to changes in interest rates during 2001 and the purchase of securities whose values increased during the year. Unrealized gains or losses on available for sale securities are reported within shareholders' equity, net of the related deferred tax effect, as accumulated other comprehensive income.

DEPOSITS


          Total deposits increased $29.2 million or 17.43% from $168.1 million in 2000 to $197.3 million in 2001. Noninterest bearing demand deposits increased $8.5 million or 30.26% from $28.2 million in 2000 to $36.7 million in 2001. Savings and interest bearing demand deposits increased $26.9 million or 47.44% from $56.7 million in 2000 to $83.6 million in 2001. Time deposits decreased $6.2 million or 7.38% from $83.2 million in 2000 to $77.0 million in 2001. The decrease in time deposits and increase in savings and interest bearing demand deposits can be attributed to the migration of maturing certificates of deposit into accessible accounts without fixed terms.
          The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source funding. Core deposits consist of demand deposits, interest-bearing demand deposits, money market accounts, savings accounts, and time deposits of less than $100,000. Core deposits totaled $171.7 million or 86.98% of total deposits in 2001 as compared to $141.2 million or 84.02% of total deposits in 2000. Certificates of deposit of $100,000 or more totaled $25.7 million or 13.02% of total deposits in 2001 as compared to $26.8 million or 15.98% of total deposits in 2000. Although allowed by policy, the Company has not utilized brokered certificates of deposits as a source of funding. Also, the Company does not solicit deposits from outside of its primary market area.

CAPITAL RESOURCES

          The Company continues to be a well capitalized financial institution. Total shareholders' equity on December 31, 2001 was $21.5 million, reflecting a percentage of total assets of 9.04%, as compared to $19.3 million and 9.82% at year-end 2000. Shareholders' equity per share increased $1.36 or 10.20% from $13.33 per share in 2000 to $14.69 per share in 2001. The return on average shareholders' equity increased from 11.05% in 2000 to 12.04% in 2001. During 2001 the Company paid $0.55 per share in dividends as compared to $0.46 per share in 2000. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
          Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier I capital consists of total shareholders' equity less net unrealized gains and losses on available for sale securities and goodwill and other intangible assets. Total capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses. Financial institutions must maintain a Tier I risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. Additionally, they must maintain a minimum Tier I leverage ratio of 4%. On December 31, 2001, the Company's Tier I risk-based capital ratio was 11.98% compared to 13.96% in 2000, the total risk-based capital ratio was 13.01% compared to 14.96% in 2000 and the leverage ratio was 9.07% compared to 9.66% in 2000. See Note 12 to the Consolidated Financial Statements as of December 31, 2001 for additional discussion and analysis of regulatory capital requirements.

LIQUIDITY AND MARKET RISK

          Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2001, liquid assets totaled $64.3 million as compared to $47.5 million at year-end 2000. These amounts represent 29.75% for 2001 and 26.85% for 2000, of total liabilities. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank's membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company's senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.
          As the holding company of Bank of Clarke County, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Bank does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. As of December 31, 2001, the Company did not have any hedging transactions in place such as interest rate swaps, floors or caps.
          The Bank's interest rate management strategy is designed to maximize net interest income and preserve the capital of the Company. The following paragraphs provide the results from various simulations that the Bank's financial instruments are periodically subjected to. These models are based on actual data from the bank's financial statements and assumptions about the performance of certain financial instruments. Prepayment assumptions are applied to all mortgage related assets, which includes real estate loans and mortgage-backed securities. Prepayment assumptions are based on a median rate at which principal payments are received on these assets over their contractual term. The rate of principal payback is assumed to increase when rates fall and decrease when rates rise. Term assumptions are applied to nonmaturity deposits, which includes demand deposits, NOW accounts, savings accounts, and money market accounts. Demand deposits, NOW accounts, and savings accounts are generally assumed to have a term greater than one year since the total amount outstanding does not fluctuate with changes in interest rates. Money market accounts are assumed to be more interest rate sensitive, therefore, a majority of the amount outstanding is assumed to have a term of less than one year.
          The Bank uses interest rate sensitivity analysis which uses the term to maturity or repricing for rate sensitive assets and liabilities to measure how well they match. Differences in the terms of rate sensitive assets and liabilities create gaps, which are analyzed for each term segment and analyzed cumulatively. Management focuses on the static 1-year cumulative gap to measure its short-term sensitivity position. The Company had negative static 1-year cumulative gaps of 25.87% and 19.42% of total rate sensitive assets at December 31, 2001 and 2000, respectively. The negative gap indicates a liability sensitive position, which is expected by management since deposits have relatively short terms with most having a variable rate and loans have longer terms with most having a fixed rate. Because this analysis is only a general indication of the Bank's interest rate sensitivity and is based on the balance sheet's composition at a single point of time, no policy limits are established with regard to the negative static 1-year cumulative gap.
          The Bank also measures the change in net income assuming rates would increase or decrease by 2.00%. If rates decreased by 2.00%, net income would have increased by 1.61% in 2000 and 10.06% in 2001 as compared to net income in a stable rate environment. Conversely, if rates increased by 2.00%, net income would have decreased by 3.39% in 2000 and 10.62% in 2001 as compared to net income in a stable rate environment. These results, like interest rate sensitivity analysis, indicate that the Bank is liability sensitive due to the percentage change in net income being larger when rates increase by 2.00%. Overall changes in the economy with regards to interest rates and changes in the balance sheet's structure have increased the volatility of net income in the simulation from 2000 to 2001.
          Finally, the Bank measures the change in present value of its balance sheet assuming rates would increase or decrease by 2.00%. This simulation applies these rate changes to the net present value of the balance sheet which is derived by subtracting the net present value of liabilities from the net present value of assets. If rates decreased by 2.00%, the net present value of the balance sheet would have increased by 7.33% in 2000 and decreased by 6.66% in 2001. Conversely, if rates increased by 2.00%, the net present value of the balance sheet would have decreased by 12.53% in 2000 and 10.05% in 2001. This simulation confirms the Bank's liability sensitive position since the net present value of the balance sheet changes by a greater percentage in a rising rate environment for 2000 and 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

          In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", which will potentially impact the accounting for goodwill and other intangible assets. Statement 141 eliminates the pooling method of accounting for business combinations and requires that intangible assets that meet certain criteria be reported separately from goodwill. The Statement also requires negative goodwill arising from a business combination to be recorded as an extraordinary gain. Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. The Statement requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.
          Upon adoption of these Statements, an organization is required to reevaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified as goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. An organization also must reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. Any negative goodwill must be written-off.
          The standards generally require implementation by the Company in its 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.
          In June 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Statement is not expected to have a material effect on the Company's financial statements.
          In August 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also establishes a single accounting model for long-lived assets to be disposed of by sale, which includes long-lived assets that are part of a discontinued operation. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2001. The Statement is not expected to have a material effect on the Company's financial statements

FORWARD LOOKING STATEMENTS

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

          The information required by Part III, Item 10., is incorporated herein by reference to the Company's proxy statement, dated March 29, 2002, for the Company's 2002 Annual Meeting of Shareholders to be held April 17, 2002.

Item 11.     Executive Compensation.

          The information required by Part III, Item 11., is incorporated herein by reference to the Company's proxy statement, dated March 29, 2002, for the Company's 2002 Annual Meeting of Shareholders to be held April 17, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

          The information required by Part III, Item 12., is incorporated herein by reference to the Company's proxy statement, dated March 29, 2002, for the Company's 2002 Annual Meeting of Shareholders to be held April 17, 2002.


Item 13.     Certain Relationships and Related Transactions.

          The information required by Part III, Item 13., is incorporated herein by reference to the Company's proxy statement, dated March 29, 2002, for the Company's 2002 Annual Meeting of Shareholders to be held April 17, 2002.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed or incorporated by reference as part of this report on Form 10-K.

(1)    Financial Statements

       Financial statements of the registrant for the fiscal year ended December 31, 2001 are incorporated herein by reference to Exhibit 99.1.

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

                                       1.  Independent Auditor's Report.
                                       2.  Consolidated Balance Sheets -
                                           At December 31, 2001 and 2000.
                                       3.  Consolidated Statements of Income -
                                           Years ended December 31, 2001,  2000,
                                           and 1999.
                                       4.  Consolidated Statements of Changes in
                                           Shareholders'  Equity  - Years  ended
                                           December 31, 2001, 2000, and 1999.
                                       5.  Consolidated Statements of Cash Flows
                                           - Years  ended  December  31,  2001,
                                           2000, and 1999.
                                       6.  Notes to Consolidated Financial
                                           Statements.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the fourth quarter of 2001.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.

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


/s/ JOHN R. MILLESON                   President, Chief Executive       March 29, 2002
-------------------------              Officer, and Director
John R. Milleson                       (principal executive officer)

/s/ JAMES W. MCCARTY, JR.              Vice President, Chief            March 29, 2002
-------------------------              Financial Officer, and
James W. McCarty, Jr.                  Secretary/Treasurer
                                       (principal financial officer)

/s/ JOHN D. HARDESTY                   Chairman of the Board            March 29, 2002
-------------------------              and Director
John D. Hardesty

/s/ LEWIS M. EWING                     Director                         March 29, 2002
-------------------------
Lewis M. Ewing

                                       Director                         March 29, 2002
-------------------------
Marilyn C. Beck

/s/ THOMAS T. BYRD                     Director                         March 29, 2002
-------------------------
Thomas T. Byrd

/s/ THOMAS T. GILPIN                   Director                         March 29, 2002
-------------------------
Thomas T. Gilpin

/s/ MARY BRUCE GLAIZE                  Director                         March 29, 2002
-------------------------
Mary Bruce Glaize

/s/ ROBERT W. SMALLEY, JR.             Director                         March 29, 2002
-------------------------
Robert W. Smalley, Jr.

                                       Director                         March 29, 2002
-------------------------
Randall G. Vinson

/s/ JAMES T. VICKERS                   Director                         March 29, 2002
-------------------------
James T. Vickers

/s/ JAMES R. WILKINS, JR.              Director                         March 29, 2002
-------------------------
James R. Wilkins, Jr.


                                    EAGLE FINANCIAL SERVICES, INC.
                                      EXHIBIT INDEX TO FORM 10-K
                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


              EXHIBIT NUMBER            DESCRIPTION
              --------------            ----------------------------------------

                   11                   Computation of Per Share Earnings .

                   21                   Subsidiaries of the Registrant.

                   99.1 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 2001.

                                        1.  Independent Auditor's Report.
                                        2.  Consolidated Balance Sheets -
                                            At December 31, 2001 and 2000.
                                        3.  Consolidated Statements of Income -
                                            Years ended December 31, 2001, 2000,
                                            and 1999.
                                        4.  Consolidated  Statements  of Changes
                                            in Shareholders'  Equity Years ended
                                            December 31, 2001, 2000, and 1999.
                                        5.  Consolidated   Statements   of  Cash
                                            Flows Years ended December 31, 2001,
                                            2000, and 1999.
                                        6.  Notes  to   Consolidated   Financial
                                            Statements.