Form 10-Q
period 2002-03-31
EAGLE FINANCIAL SERVICES INC
filed 2002-05-14
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of May 7, 2002 was 1,464,947.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ............................ 3

                 Consolidated Balance Sheets as of
                 March 31, 2002 and December 31, 2001    .................... 3

                 Consolidated Statements of Income for the Three
                 Months Ended March 31, 2002 and 2001   ..................... 4

                 Consolidated Statements of Shareholders' Equity for
                 the Three Months Ended March 31, 2002 and 2001    .......... 5

                 Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 2002 and 2001    .......... 6

                 Notes to Consolidated Financial Statements    .............. 7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ............... 8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ........................................... 9


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ...........................................10
Item 2.      Changes in Securities    .......................................10
Item 3.      Defaults Upon Senior Securities    .............................10
Item 4.      Submission of Matters to a Vote of Security Holders    .........10
Item 5.      Other Information    ...........................................10
Item 6.      Exhibits and reports on Form 8-K    ............................11

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                  As of March 31, 2002 and December 31, 2001


                                              Mar 31, 2002       Dec 31, 2001
                                             ---------------    ---------------

Assets
Cash and due from banks                      $   13,607,562     $   13,105,622
Securities available for sale,
   at fair value                                 16,285,031         16,713,595
Securities held to maturity
(fair value:  2002,$18,665,173;
   2001,$20,519,159)                             18,440,225         20,259,234
Loans, net allowance for loan losses
   of $2,037,666 in 2002 and
   $1,797,263 in 2001                           198,857,038        177,871,629
Bank premises and equipment, net                  5,988,855          5,422,574
Other assets                                      4,356,540          4,269,285
                                             ---------------    ---------------
           Total assets                      $  257,535,251     $  237,641,939
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   39,807,878     $   36,718,703
       Interest bearing demand deposits,
          money market and savings accounts      92,920,053         83,597,263
       Time deposits                             75,916,792         77,032,485
                                             ---------------    ---------------
          Total deposits                     $  208,664,723     $  197,348,451
    Federal funds purchased, securities
       sold under agreements to repurchase
       and other short-term borrowings            7,646,016          7,816,807
    Federal Home Loan Bank advances              18,000,000         10.000,000
    Other liabilities                             1,264,164          1,003,974
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  235,554,903     $  216,169,232
                                             ---------------    ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2002, 1,464,948; issued
         2001, 1,461,395 shares                   3,662,372          3,653,487
    Surplus                                       3,250,991          3,178,848
    Retained Earnings                            14,958,441         14,407,901
    Accumulated other comprehensive income          108,544            232,471
                                             ---------------    ---------------
           Total shareholders' equity        $   21,980,348     $   21,472,707
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  257,535,251     $  237,641,939
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                         Consolidated Statements of Income
                For the Three Months Ended March 31, 2002 and 2001


                                                     Three Months Ended
                                                            March 31
                                                     2002             2001
                                                ---------------  ---------------

    Interest and Dividend Income
      Interest and fees on loans                $    3,267,057   $    2,930,844
      Interest on federal funds sold                        -             3,950
      Interest on securities held to maturity:
          Taxable interest income                      156,632          254,344
          Interest income exempt from
            federal income taxes                        94,966          101,135
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      202,902          145,858
          Interest income exempt from
             federal income taxes                       17,738           18,377
          Dividends                                     35,793           35,137
      Interest on deposits in banks                        126              633
                                                ---------------  ---------------
                Total interest and
                   dividend income              $    3,775,214   $    3,490,278
                                                ---------------  ---------------
    Interest Expense
      Interest on deposits                      $    1,006,640   $    1,453,677
      Interest on federal funds purchased,
          securities sold under agreements
          to repurchase and other short-
          term borrowings                               41,482           64,987
      Interest on Federal Home Loan
          Bank advances                                144,298           61,750
                                                ---------------  ---------------
                Total interest expense          $    1,192,420   $    1,580,414
                                                ---------------  ---------------
                Net interest income             $    2,582,794   $    1,909,864
      Provision For Loan Losses                        264,400           90,000
                                                ---------------  ---------------
                Net interest income after
                provision for loan losses       $    2,318,394   $    1,819,864
                                                ---------------  ---------------

    Noninterest Income
      Trust Department income                   $      116,170   $      146,629
      Service charges on deposits                      244,495          197,421
      Other service charges and fees                   315,274          229,686
      Securities gains                                  36,036           55,390
      Other operating income                            29,899           13,549
                                                ---------------  ---------------
                                                $      741,874   $      642,675
                                                ---------------  ---------------
    Noninterest Expenses
      Salaries and wages                        $      999,089   $      775,333
      Pension and other employee benefits              141,521          186,657
      Occupancy expenses                               111,652          114,416
      Equipment expenses                               162,844          155,291
      Credit card expense                               56,909           46,073
      Stationary and supplies                           49,599           46,603
      ATM network fees                                  44,039           37,928
      Postage                                           41,782           32,605
      Other operating expenses                         355,251          302,289
                                                ---------------  ---------------
                                                $    1,962,686   $    1,697,195
                                                ---------------  ---------------
               Income before income taxes       $    1,097,582   $      765,344
    Income Tax Expense                                 327,832          210,483
                                                ---------------  ---------------
                Net Income                      $      769,750   $      554,861
                                                ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.53   $         0.38
                                                ===============  ===============

                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
               For the Three Months Ended March 31, 2002 and 2001


                                                                                    Accumulated
                                                                                       Other
                                         Common                       Retained     Comprehensive  Comprehensive
                                          Stock         Surplus       Earnings        Income          Income          Total
                                      -------------  -------------  -------------  -------------  -------------   ------------
Balance, December 31, 2000            $  3,613,578   $  2,873,924   $ 12,760,698   $     17,286                   $ 19,265,486
Comprehensive income:
Net Income                                                               554,861                  $    554,861         554,861
Other comprehensive income:
  Unrealized holding gains arising
    during the period, net of
    deferred income taxes of
    $110,165                                                                                           213,849
  Reclassification adjustment, net
    of deferred income taxes of
    $18,833                                                                                            (36,557)
                                                                                                  -------------
Other comprehensive income, net of
  deferred income taxes of $91,332                                                     177,292         177,292         177,292
                                                                                                  -------------
Total comprehensive income                                                                        $    732,153
                                                                                                  =============
Issuance of common stock, dividend
  investment plan (2,971 shares)             7,427         60,311                                                       67,738
Dividends declared ($0.13 per share)                                    (187,770)                                     (187,770)
Fractional shares purchased                     (6)           (61)                                                         (67)
                                      -------------  -------------  -------------  -------------                  -------------
Balance, March 31, 2001               $  3,620,999   $  2,934,174   $ 13,127,789   $    194,578                   $ 19,877,540
                                      =============  =============  =============  =============                  =============

Balance, December 31, 2001            $  3,653,487   $  3,178,848   $ 14,407,901   $    232,471                   $ 21,472,707
Comprehensive income:
Net Income                                                               769,750                  $    769,750         769,750
Other comprehensive income:
  Unrealized holding losses arising
    during the period, net of
    deferred income taxes of
    $51,589                                                                                           (100,143)
  Reclassification adjustment, net
    of deferred income taxes of
    $12,252                                                                                            (23,784)

Other comprehensive income, net of
  Deferred income taxes of $63,841                                                     (123,927)      (123,927)       (123,927)
                                                                                                  -------------
Total comprehensive income                                                                        $    645,823
                                                                                                  =============
Issuance of common stock, dividend
  investment plan (3,558 shares)             8,896         72,235                                                       81,131
Dividends declared ($0.15 per share)                                    (219,210)                                     (219,210)
Fractional shares purchased                    (11)           (92)                                                        (103)
                                      -------------  -------------  -------------  -------------                  -------------
Balance, March 31, 2002               $  3,662,372   $  3,250,991   $ 14,958,441   $    108,544                   $ 21,980,348
                                      =============  =============  =============  =============                  =============

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001



                                                        Three Months Ended
                                                              March 31
                                                      2002             2001
                                                  -------------   -------------

Cash Flows from Operating Activities
  Net income                                      $    769,750    $    554,861
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      136,394         144,707
    Amortization of intangible assets                   11,263          11,263
    (Gain) Loss on equity investment                     2,341           1,149
    Provision for loan losses                          264,400          90,000
    (Gain) on sale of securities                       (36,036)        (55,390)
    Premium amortization on securities, net             13,464          15,246
    Changes in assets and liabilities:
      (Increase) in other assets                      (131,968)        (67,669)
      Increase in other liabilities                    324,031         163,300
                                                  -------------   -------------
      Net cash provided by operating activities   $   1,353,639   $    857,467
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  1,811,520    $    547,881
  Proceeds from maturities and principal
   payments on securities available for sale           891,787       1,006,750
  Proceeds from sales of securities available
   for sale                                            306,108       2,531,732
  Purchases of securities available for sale          (927,038)     (4,277,252)
  Purchases of bank premises and equipment            (671,566)       (212,850)
  Net (increase) in loans                          (21,249,809)     (3,772,164)
                                                  -------------   -------------
      Net cash (used in) investing activities     $(19,838,998)   $  (4,175,903)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $ 12,411,965   $   2,623,053
  Net (decrease) in certificates
   of deposits                                      (1,115,693)     (2,352,523)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase and other short-term
   borrowings                                         (170,791)      1,047,396
  Proceeds from Federal Home Loan Bank advances      8,000,000               0
  Cash dividends paid                                 (138,079)       (120,032)
  Fractional shares purchased                            ( 103)            (67)
                                                  -------------   -------------
      Net cash provided by financing activities   $ 18,987,299    $  1,197,827
                                                  -------------   -------------
Increase (decrease) in cash and cash equivalents  $    501,940    $ (2,120,609)

Cash and Cash Equivalents
  Beginning                                         13,105,622       8,504,765
                                                  -------------   -------------
  Ending                                          $ 13,607,562    $  6,384,156
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                      $  1,215,106    $  1,608,555
                                                  =============   =============
    Income taxes                                  $    401,155    $     74,161
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $     81,131    $     67,738
                                                  =============   =============
   Unrealized gain (loss) on securities
    available for sale                            $   (187,768)   $    268,627
                                                  =============   =============

                  EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

(1) The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2001.

(3) The results of operations for the three month period ended March 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of March 31, 2002 and December 31, 2001, are:

                                     Mar.31, 2002             Dec 31, 2001
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------

U.S. Treasury securities             $            0           $      121,985
Obligations of U.S. government
 corporations and agencies                1,498,975                1,998,678
Mortgage-backed securities                4,709,925                5,383,586
Obligations of states and political
 subdivisions                            12,231,325               12,754,985
                                     --------------           --------------
                                     $   18,440,225           $   20,259,234
                                     ==============           ==============


                                     Mar.31, 2002             Dec 31, 2001
                                     Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $            0           $      123,068
Obligations of U.S. government
 corporations and agencies                1,532,035                2,053,910
Mortgage-backed securities                4,747,169                5,452,775
Obligations of states and political
 subdivisions                            12,385,969               12,889,406
                                     --------------           --------------
                                     $   18,665,173           $   20,519,159
                                     ==============           ==============


                                     Mar 31, 2002             Dec 31, 2001
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------

Obligations of U.S. government
 corporations and agencies           $    1,990,585           $    1,989,914
Mortgage-backed securities                1,595,165                2,009,049
Obligations of states and political
 Subdivisions                             1,307,428                1,498,807
Corporate securities                      9,687,776                9,693,902
Other                                     1,539,615                1,169,694
                                     --------------           --------------
                                     $   16,120,569           $   16,361,366
                                     ==============           ==============

                                     Mar 30, 2002             Dec 31, 2001
                                     Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    1,995,135           $    2,014,850
Mortgage-backed securities                1,622,481                2,054,114
Obligations of states and political
 Subdivisions                             1,348,303                1,545,255
Corporate securities                      9,779,497                9,901,227
Other                                     1,539,615                1,198,149
                                     --------------           --------------
                                     $   16,285,031           $   16,713,595
                                     ==============           ==============


(5) Net loans at March 31,2002 and December 31, 2001 are summarized as follows (In Thousands):

                                            Mar 31, 2002        Dec 31, 2001
                                            ---------------     ---------------
Loans secured by real estate:
  Construction and land development         $       16,596     $        10,383
  Secured by farmland                                4,576               4,778
  Secured by 1-4 family residential                 99,073              93,042
  Nonfarm, nonresidential loans                     36,411              30,295
Loans to farmers (except those secured
     by real estate)                                   917               1,002
Commercial and industrial loans (except
     those secured by real estate)                  14,539              13,912
Consumer installment loans (except those
     secured by real estate)                        28,702              25,909
Loans to U.S. state and political
 subdivisions                                            0                   0
All other loans                                         82                 350
                                            ---------------     ---------------
Gross loans                                 $      200,896      $      179,671

Less:
  Unearned income                                       (1)                 (2)
  Allowance for loan losses                         (2,038)             (1,797)
                                            ---------------     ---------------
Loans, net                                  $      198,857      $      177,872
                                            ===============     ===============

(6)     Allowance for Loan Losses

                                            Mar 31, 2002       Mar 31, 2001      Dec 31, 2001
                                            --------------    --------------    --------------
Balance, beginning                          $   1,797,263     $   1,340,086     $   1,340,086
Provision charged to operating expense            264,400            90,000           712,500
Recoveries added to the allowance                  20,708             9,174            95,217
Loan losses charged to the allowance              (44,705)          (38,868)         (350,540)
                                            --------------    --------------    --------------
Balance, ending                             $   2,037,666     $   1,400,392     $   1,797,263
                                            ==============    ==============    ==============

(7)     Recent Accounting Pronouncements

There are no new accounting pronouncements to disclose within this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The financial statements of Eagle Financial Services, Inc. are prepared in accordance with accounting principles generally accepted in the United States of America(GAAP). The financial information contained within these statements is, to a significant extent, based on measurements of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one element in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they are estimable, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market.

The Company's allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans are then classified as to how much loss would be realized on their disposition. The sum of the losses on the individual loans becomes the Company's specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company's market. As the loans are identified which are affected by these events or losses are experienced on the loans which are affected by these events, they will be recognized within the specific or formula allowances.

PERFORMANCE SUMMARY

Net income of the Company for the first three months of 2002 and 2001 was $769,750 and $554,861, respectively. This is an increase of $214,889 or 38.73%. Net interest income after provision for loan losses for the first three months of 2002 and 2001 was $2,318,394 and $1,819,864, respectively. This is an increase of $498,530 or 27.39%. This increase can be attributed to continued loan growth during 2002. Total noninterest income increased $99,199 or 15.44% from $642,675 for the first three months of 2001 to $741,874 for the first three months of 2002. This change can be attributed to increases in commissions earned on the sale of nondeposit investment products and fees earned from the origination of secondary market mortgages. Total noninterest expenses increased $265,491 or 15.64% from $1,697,195 during the first three months of 2001 to $1,962,686 during the first three months of 2002. This change can be attributed to increases in compensation and benefits expense and increases in other operating expenses.

Earnings per common share outstanding (basic and diluted) was $0.38 and $0.53 for the three months ended March 31, 2001 and 2002, respectively. Annualized return on average assets for the three month periods ended March 31, 2001 and 2002 was 1.13% and 1.25%, respectively. Annualized return on average equity for the three month periods ended March 31, 2001 and 2002 was 11.37% and 14.18%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the three month periods ended March 31, 2001 and 2002 was $90,000 and $264,400, respectively. The allowance for loan losses increased $240,403 or 13.38% during the first three months of 2002 from $1,797,263 at December 31, 2001 to $2,037,666 at March 31, 2002. The allowance as a percentage of total loans increased from 1.00% as of December 31, 2001 to 1.01% as of March 31, 2002. The Company had net charge-offs of $29,694 and $23,997 for the first three months of 2001 and 2002, respectively. The ratio of net charge-offs to average loans was 0.02% and 0.01% for the first three months of 2001 and 2002, respectively.

Loans past due greater than 90 days and still accruing interest increased from $7,827 at December 31, 2001 to $37,319 at March 31, 2002. Total nonaccrual loans were $2,029,379 as of December 31, 2001 and March 31, 2002. There were no impaired loans as of December 31, 2001 and March 31, 2002.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of March 31, 2002 was $137,539. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $19.9 million or 8.37% from $237.6 million at December 31, 2001 to $257.5 million at March 31, 2002. Securities decreased $2.3 million or 6.08% during the first three months of 2002 from $37.0 million at December 31, 2001 to $34.7 million at March 31, 2002. Loans, net of unearned discounts increased $21.2 million or 11.81% during the same period from $179.7 million at December 31, 2001 to $200.9 million at March 31, 2002. Total liabilities increased $19.4 million or 8.97% during the first three months of 2002 from $216.2 million at December 31, 2001 to $235.6 million at March 31, 2002. Total deposits increased $11.3 million or 5.72% during the same period from $197.3 at December 31, 2001 to $208.6 million at March 31, 2002. Total shareholders' equity increased $0.5 million or 2.36% during the first three months of 2002 from $21.5 million at December 31, 2001 to $22.0 million at March 31, 2002.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $0.31 or 2.11% from $14.69 per share at December 31, 2001 to $15.00 per share at March 31, 2002. During 2001 the Company paid $0.55 per share in dividends. The Company's 2002 first quarter dividend was $0.15 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $64.3 million at December 31, 2001 and $71.5 million at March 31, 2002. These amounts represent 29.74% and 30.35% of total liabilities as of December 31, 2001 and March 31, 2002, respectively.

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported at December 31, 2001 in the Company's Form 10-K.

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

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          May 13, 2002         /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President and Chief Executive
                                     Officer


Date:          May 13, 2002         /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer