Form 10-Q
period 2002-06-30
EAGLE FINANCIAL SERVICES INC
filed 2002-08-13
CIK 880641

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of August 7, 2002 was 1,468,772.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ............................ 3

                 Consolidated Balance Sheets as of

                 June 30, 2002 and December 31, 2001    ..................... 3

                 Consolidated Statements of Income for the Three
                 and Six Months Ended June 30, 2002 and 2001   .............. 4

                 Consolidated Statements of Shareholders' Equity for
                 the Six Months Ended June 30, 2002 and 2001    ............. 5

                 Consolidated Statements of Cash Flows for

                 the Six Months Ended June 30, 2002 and 2001    ............. 6

                 Notes to Consolidated Financial Statements    .............. 7

Item 2.      Management's Discussion and Analysis of

             Financial Condition and Results of Operations    ............... 8

Item 3.      Quantitative and Qualitative Disclosures

             about Market Risk    ........................................... 9


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ...........................................10
Item 2.      Changes in Securities    .......................................10
Item 3.      Defaults Upon Senior Securities    .............................10
Item 4.      Submission of Matters to a Vote of Security Holders    .........10
Item 5.      Other Information    ...........................................10
Item 6.      Exhibits and reports on Form 8-K    ............................11

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary

                           Consolidated Balance Sheets
                   As of June 30, 2002 and December 31, 2001


                                             Jun 30, 2002       Dec 31, 2001
                                             ---------------    ---------------
Assets

Cash and due from banks                      $   15,451,200     $   13,105,622
Federal funds sold                                1,561,000                  0
Securities available for sale,
   at fair value                                 15,867,791         16,713,595
Securities held to maturity
(fair value:  2002,$18,513,459;
   2001,$20,519,159)                             18,030,734         20,259,234
Loans, net allowance for loan losses
   of $2,195,470 in 2002 and
   $1,797,263 in 2001                           207,765,279        177,871,629
Bank premises and equipment, net                  6,394,896          5,422,574
Other assets                                      4,612,787          4,269,285
                                             ---------------    ---------------
           Total assets                      $  269,683,687     $  237,641,939
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities

    Deposits:
       Noninterest bearing demand deposits   $   45,221,897     $   36,718,703
       Interest bearing demand deposits,
          money market and savings accounts     101,416,532         83,597,263
       Time deposits                             70,875,179         77,032,485
                                             ---------------    ---------------
          Total deposits                     $  217,513,608     $  197,348,451
    Federal funds purchased, securities
       sold under agreements to repurchase
       and other short-term borrowings            3,370,153          7,816,807
    Federal Home Loan Bank advances              18,000,000         10.000,000
    Trust preferred capital notes                 7,000,000                  0
    Other liabilities                               834,713          1,003,974
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  246,718,474     $  216,169,232
                                             ---------------    ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2002, 1,468,772; issued
         2001, 1,461,395 shares                   3,671,930          3,653,487
    Surplus                                       3,328,606          3,178,848
    Retained Earnings                            15,627,845         14,407,901
    Accumulated other comprehensive income          336,832            232,471
                                             ---------------    ---------------
           Total shareholders' equity        $   22,965,213     $   21,472,707
                                             ---------------    ---------------
           Total liabilities and

              shareholders' equity           $  269,683,687     $  237,641,939
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary

                         Consolidated Statements of Income
                  For the Periods Ended June 30, 2002 and 2001


                                                      Three Months Ended                   Six Months Ended
                                                            June 30                            June 30
                                                     2002             2001              2002             2001
                                                ---------------  ---------------   ---------------  ---------------
    Interest and Dividend Income

      Interest and fees on loans                $    3,474,724   $    3,038,239    $    6,741,781   $    5,969,083
      Interest on federal funds sold                       242            5,305               242            9,255
      Interest on securities held to maturity:
          Taxable interest income                      136,741          228,247           293,373          482,591
          Interest income exempt from
            federal income taxes                        93,800           99,453           188,766          200,588
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      198,959          180,810           401,861          326,668
          Interest income exempt from
             federal income taxes                       16,048           18,378            33,786           36,755
          Dividends                                     36,802           35,882            72,595           71,019
      Interest on deposits in banks                        149              287               275              920
                                                ---------------  ---------------   ---------------  ---------------
                Total interest and

                   dividend income              $    3,957,465   $    3,606,601    $    7,732,679   $    7,096,879
                                                ---------------  ---------------   ---------------  ---------------
    Interest Expense

      Interest on deposits                      $      874,510   $    1,447,970    $    1,881,150   $    2,901,647
      Interest on federal funds purchased,
          securities sold under agreements
          to repurchase and other short-
          term borrowings                               50,363           56,891            91,845          121,878
      Interest on Federal Home Loan

          Bank advances                                163,884           62,436           308,182          124,186
      Interest on long-term debt                         5,189                0             5,189                0
                                                ---------------  ---------------   ---------------  ---------------
                Total interest expense          $    1,093,946   $    1,567,297    $    2,286,366   $    3,147,711
                                                ---------------  ---------------   ---------------  ---------------
                Net interest income             $    2,863,519   $    2,039,304    $    5,446,313   $    3,949,168
      Provision For Loan Losses                        157,500          145,000           421,900          235,000
                                                ---------------  ---------------   ---------------  ---------------
                Net interest income after
                provision for loan losses       $    2,706,019   $    1,894,304    $    5,024,413   $    3,714,168
                                                ---------------  ---------------   ---------------  ---------------

    Noninterest Income

      Trust Department income                   $      102,600   $      131,993           218,770          278,622
      Service charges on deposits                      261,106          238,573           505,601          435,994
      Other service charges and fees                   450,458          362,393           765,732          592,079
      Securities gains                                       0                0            36,036           55,390
      Other operating income                            28,658           12,677            58,557           26,226
                                                ---------------  ---------------   ---------------  ---------------
                                                $      842,822   $      745,636    $    1,584,696   $    1,388,311
                                                ---------------  ---------------   ---------------  ---------------
    Noninterest Expenses

      Salaries and wages                        $      951,040   $      824,166    $    1,950,129   $    1,599,499
      Pension and other employee benefits              324,648          218,737           466,169          405,394
      Occupancy expenses                               117,327          106,621           228,979          221,037
      Equipment expenses                               196,919          180,767           359,763          336,058
      Credit card expense                               72,345           56,723           129,254          102,796
      Stationary and supplies                           71,923           62,222           121,522          108,825
      ATM network fees                                  48,088           38,137            92,127           76,065
      Postage                                           36,226           37,194            78,008           69,799
      Other operating expenses                         427,075          370,421           782,326          672,710
                                                ---------------  ---------------   ---------------  ---------------
                                                $    2,245,591   $    1,894,988    $    4,208,277   $    3,592,183
                                                ---------------  ---------------   ---------------  ---------------
               Income before income taxes       $    1,303,250   $      744,952    $    2,400,832   $    1,510,296
    Income Tax Expense                                 399,455          201,371           727,287          411,854
                                                ---------------  ---------------   ---------------  ---------------
                Net Income                      $      903,795   $      543,581    $    1,673,545   $    1,098,442
                                                ===============  ===============   ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.62   $         0.37    $         1.14   $         0.76
                                                ===============  ===============   ===============  ===============



                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
                For the Six Months Ended June 30, 2002 and 2001
                                                                                    Accumulated
                                                                                       Other

                                         Common                       Retained     Comprehensive  Comprehensive
                                          Stock         Surplus       Earnings        Income         Income          Total
                                      -------------  -------------  -------------  -------------  -------------  ------------
Balance, December 31, 2000            $  3,613,578   $  2,873,924   $ 12,760,698   $     17,286                  $ 19,265,486
Comprehensive income:
Netncome                                                               1,098,442                  $  1,098,442      1,098,442
Other comprehensive income:
  Unrealized holding gains arising
    during the period, net of
    deferred income taxes of
    $111,402                                                                                           216,251
  Reclassification adjustment, net
    of deferred income taxes of
    $18,833                                                                                            (36,557)
                                                                                                  -------------
Other comprehensive income, net of
  deferred income taxes of $92,569                                                     179,694         179,694       179,694
                                                                                                  -------------
Total comprehensive income                                                                        $  1,278,136
                                                                                                  =============
Issuance of common stock, dividend
  investment plan (6,036 shares)            15,091        122,538                                                    137,629
Dividends declared ($0.26 per share)                                    (376,062)                                   (376,062)
Fractional shares purchased                     (9)           (81)                                                       (90)
                                      -------------  -------------  -------------  -------------                 -------------
Balance, June 30, 2001                $  3,628,660   $  2,996,381   $ 13,483,078   $    196,980                  $ 20,305,099
                                      =============  =============  =============  =============                 =============

Balance, December 31, 2001            $  3,653,487   $  3,178,848   $ 14,407,901   $    232,471                  $ 21,472,707
Comprehensive income:
Net Income                                                             1,673,545                  $  1,673,545      1,673,545
Other comprehensive income:
  Unrealized holding losses arising
    during the period, net of
    deferred income taxes of
    $66,014                                                                                            128,145
  Reclassification adjustment, net
    of deferred income taxes of
    $12,252                                                                                            (23,784)

Other comprehensive income, net of
  Deferred income taxes of $53,762                                                      104,361        104,361       104,361
                                                                                                  -------------
Total comprehensive income                                                                        $  1,777,906
                                                                                                  =============
Issuance of common stock, dividend
  investment plan (7,383 shares)            18,458        149,892                                                     168,350
Dividends declared ($0.31 per share)                                    (453,601)                                    (453,601)
Fractional shares purchased                    (15)          (134)                                                       (149)
                                      -------------  -------------  -------------  -------------                 -------------
Balance, June 30, 2002                $  3,671,930   $  3,328,606   $ 15,627,845   $    336,832                  $ 22,965,213
                                      =============  =============  =============  =============                 =============

                  Eagle Financial Services, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001


Six Months Ended

                                                               June 30
                                                      2002             2001
                                                  -------------   -------------
Cash Flows from Operating Activities

  Net income                                      $  1,673,545    $  1,098,442
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      281,954         279,034
    Amortization of intangible assets                   22,525          22,525
    Loss on equity investment                            3,706           3,433
    Provision for loan losses                          421,900         235,000
    (Gain) on sale of securities                       (36,036)        (55,390)
    Premium amortization on securities, net             25,387          32,793
    Changes in assets and liabilities:
      (Increase) in other assets                      (441,027)       (362,246)
      (Decrease) in other liabilities                 (223,023)       (126,881)
                                                  -------------   -------------
      Net cash provided by operating activities   $  1,728,931    $  1,126,710
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  2,560,802    $  2,676,223
  Proceeds from maturities and principal
   payments on securities available for sale         1,878,478       2,089,510
  Proceeds from sales of securities available
   for sale                                            306,108       2,531,732
  Purchases of securities held to maturity            (346,500)              0
  Purchases of securities available for sale        (1,155,812)     (8,081,416)
  Purchases of bank premises and equipment          (1,182,982)       (344,240)
  Net (increase) in loans                          (30,315,550)    (15,089,369)
                                                  -------------   -------------
      Net cash (used in) investing activities     $(28,255,456)   $(16,217,560)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $ 26,322,463   $  12,217,504
  Net increase (decrease) in certificates
   of deposits                                      (6,157,306)      2,547,902
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase and other short-term
   borrowings                                       (4,446,654)        961,509
  Proceeds from Federal Home Loan Bank advances      8,000,000               0
  Proceeds from trust preferred capital notes        7,000,000               0
  Cash dividends paid                                 (285,251)       (238,433)
  Fractional shares purchased                             (149)            (90)
                                                  -------------   -------------
      Net cash provided by financing activities   $ 30,433,103    $ 15,488,392
                                                  -------------   -------------
Increase in cash and cash equivalents             $  3,906,578    $    397,542

Cash and Cash Equivalents

  Beginning                                         13,105,622       8,504,765
                                                  -------------   -------------
  Ending                                          $ 17,012,200    $  8,902,307
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                      $  2,353,831    $  3,170,697
                                                  =============   =============
    Income taxes                                  $    968,321    $    556,868
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $    168,350    $    137,629
                                                  =============   =============
   Unrealized gain on securities
    available for sale                            $    158,123   $     272,263
                                                  =============   =============

                  EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

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

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2001.

(3) The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of June 30, 2002 and December 31, 2001, are:

                                     Jun 30, 2002             Dec 31, 2001
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $            0           $      121,985
Obligations of U.S. government
 corporations and agencies                1,499,038                1,998,678
Mortgage-backed securities                4,210,927                5,383,586
Obligations of states and political
 subdivisions                            12,320,769               12,754,985
                                     --------------           --------------
                                     $   18,030,734           $   20,259,234
                                     ==============           ==============

                                     Jun 30, 2002             Dec 31, 2001
                                     Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $            0           $      123,068
Obligations of U.S. government
 corporations and agencies                1,536,560                2,053,910
Mortgage-backed securities                4,322,954                5,452,775
Obligations of states and political
 subdivisions                            12,653,945               12,889,406
                                     --------------           --------------
                                     $   18,513,459           $   20,519,159
                                     ==============           ==============


                                     Jun 30, 2002             Dec 31, 2001
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    1,491,326           $    1,989,914
Mortgage-backed securities                1,361,870                2,009,049
Obligations of states and political
 Subdivisions                             1,308,128                1,498,807
Corporate securities                      9,681,726                9,693,902
Other                                     1,514,389                1,169,694
                                     --------------           --------------
                                     $   15,357,439           $   16,361,366
                                     ==============           ==============

                                     Jun 30, 2002             Dec 31, 2001
                                     Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    1,532,815           $    2,014,850
Mortgage-backed securities                1,399,788                2,054,114
Obligations of states and political
 Subdivisions                             1,393,757                1,545,255
Corporate securities                     10,027,042                9,901,227
Other                                     1,514,389                1,198,149
                                     --------------           --------------
                                     $   15,867,791           $   16,713,595
                                     ==============           ==============

(5) Net loans at June 30,2002 and December 31, 2001 are summarized as follows (In Thousands):

                                            Jun 30, 2002        Dec 31, 2001
                                            ---------------     ---------------
Loans secured by real estate:
  Construction and land development         $       15,224     $        10,383
  Secured by farmland                                3,174               4,778
  Secured by 1-4 family residential                105,063              93,042
  Nonfarm, nonresidential loans                     39,631              30,295
Loans to farmers (except those secured
     by real estate)                                 1,139               1,002
Commercial and industrial loans (except
     those secured by real estate)                  16,349              13,912
Consumer installment loans (except those
     secured by real estate)                        29,283              25,909
Loans to U.S. state and political
 subdivisions                                            0                   0
All other loans                                         97                 350
                                            ---------------     ---------------
Gross loans                                 $      209,960      $      179,671

Less:
  Unearned income                                        0                  (2)
  Allowance for loan losses                         (2,195)             (1,797)
                                            ---------------     ---------------
Loans, net                                  $      207,765      $      177,872
                                            ===============     ===============

(6)     Allowance for Loan Losses


                                            Jun 30, 2002      Jun 30, 2001      Dec 31, 2001
                                            --------------    --------------    --------------
Balance, beginning                          $   1,797,263     $   1,340,086     $   1,340,086
Provision charged to operating expense            421,900           235,000           712,500
Recoveries added to the allowance                  39,324            19,738            95,217
Loan losses charged to the allowance              (63,017)          (93,432)         (350,540)
                                            --------------    --------------    --------------
Balance, ending                             $   2,195,470     $   1,501,392     $   1,797,263
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

PERFORMANCE SUMMARY

Net income of the company for the first six months of 2002 and 2001 was $1,673,545 and $1,098,442, respectively. This is an increase of $575,103 or 52.36%. Net interest income after provision for loan losses for the first six months of 2002 and 2001 was $5,024,413 and $3,714,168, respectively. This is an increase of $1,310,245 or 35.28%. This increase can be attributed to continued loan growth during 2002 being funded with growth in noninterest bearing demand deposits, interest bearings demand deposits, and savings accounts. Total noninterest income increased $196,385 or 14.15% from $1,388,311 for the first six months of 2001 to $1,584,696 for the first six months of 2002. This change can be attributed to increases in commissions earned on the sale of nondeposit investment products and fees earned from the origination of secondary market mortgages. Total noninterest expenses increased $616,094 or 17.15% from $3,592,183 during the first six months of 2001 to $4,208,277 during the first six months of 2002. This change can be attributed to an increase in compensation and benefits expense from the hiring of additional personnel for the Bank's eighth branch location and in the loan department.

Earnings per common share outstanding (basic and diluted) was $1.14 and $0.76 for the six months ended June 30, 2002 and 2001, respectively. Annualized return on average assets for the six month periods ended June 30, 2002 and 2001 was 1.32% and 1.10%, respectively. Annualized return on average equity for the six month periods ended June 30, 2002 and 2001 was 15.17% and 11.12%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the six month periods ended June 30, 2001 and 2002 was $235,000 and $421,900, respectively. The allowance for loan losses increased $398,207 or 22.16% during the first six months of 2002 from $1,797,263 at December 31, 2001 to $2,195,470 at June 30, 2002. The allowance as a percentage of total loans increased from 1.00% as of December 31, 2001 to 1.05% as of June 30, 2002. The Company had net charge-offs of $73,694 and $23,693 for the first six months of 2001 and 2002, respectively. The ratio of net charge-offs to average loans was 0.05% and 0.01% for the first six months of 2001 and 2002, respectively.

Loans past due greater than 90 days and still accruing interest increased from $7,827 at December 31, 2001 to $55,591 at June 30, 2002. Total nonaccrual loans were $2,029,379 as of December 31, 2001 and $32,584 as if June 30, 2002. There were no impaired loans as of December 31, 2001 and June 30, 2002.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of June 30, 2002 was $135,407. Most of these loans are well secured and management expects to incur only immaterial losses on their disposition.

BALANCE SHEET

Total assets increased $32.1 million or 13.48% from $237.6 million at December 31, 2001 to $269.7 million at June 30, 2002. Securities decreased $3.1 million or 8.32% during the first six months of 2002 from $37.0 million at December 31, 2001 to $33.9 million at June 30, 2002. Loans, net of unearned discounts increased $30.3 million or 16.86% during the same period from $179.7 million at December 31, 2001 to $210.0 million at June 30, 2002. Total liabilities increased $30.5 million or 14.13% during the first six months of 2002 from $216.2 million at December 31, 2001 to $246.7 million at June 30, 2002. Total deposits increased $20.2 million or 10.22% during the same period from $197.3 at December 31, 2001 to $217.5 million at June 30, 2002. Total shareholders' equity increased $1.5 million or 6.95% during the first six months of 2002 from $21.5 million at December 31, 2001 to $23.0 million at June 30, 2002.

TRUST PREFERRED CAPITAL NOTES

On May 23, 2002, Eagle Financial Statutory Trust I ("the Trust"), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7 million of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2002 was 5.34%. The securities have a mandatory redemption date of June 26 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7 million of the Company's junior subordinated debt securities with maturities and interest rates like the Capital Securities.

The trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier 2 capital. The total amount ($7 million) of trust preferred securities issued by the Trust can be included in the Company's Tier I capital.

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $0.95 or 6.47% from $14.69 per share at December 31, 2001 to $15.64 per share at June 30, 2002. During 2001 the Company paid $0.55 per share in dividends. The Company's 2002 total dividends for the first two quarters was $0.31 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $64.3 million at December 31, 2001 and $79.2 million at June 30, 2002. These amounts represent 29.74% and 32.10% of total liabilities as of December 31, 2001 and June 30, 2002, respectively.

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

            Exhibit 11. Computation of Per Share Earnings (incorporated herein as Exhibit 11).

            Exhibit 15.                Not applicable.

            Exhibit 18.                Not applicable.

            Exhibit 19.                Not applicable.

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Not applicable

            Exhibit 99.                Additional Exhibits

                  99.1                 Certification Pursuant to 18 U.S.C.
                                       Section 1350 as Adopted Pursuant to
                                       Section 906 of the Sarbanes-Oxley Act of
                                       2002

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the second quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          August 9, 2002       /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson

                                    President and Chief Executive

                                     Officer

Date:          August 9, 2002       /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer