Form 10-Q
period 2002-09-30
EAGLE FINANCIAL SERVICES INC
filed 2002-11-12
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

-------------------------------------------------------------------------------
                                   Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of November 8, 2002 was 1,472,389.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ............................  3

                 Consolidated Balance Sheets as of
                 September 30, 2002 and December 31, 2001    ................  3

                 Consolidated Statements of Income for the Three
                 and Nine Months Ended September 30, 2002 and 2001   ........  4

                 Consolidated Statements of Shareholders' Equity for the Nine
                 Months Ended September 30, 2002 and 2001    ................  5

                 Consolidated Statements of Cash Flows for
                 the Nine Months Ended September 30, 2002 and 2001    .......  6

                 Notes to Consolidated Financial Statements    ..............  7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ...............  8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ...........................................  9

Item 4.      Controls and Procedures    ..................................... 10


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ........................................... 11
Item 2.      Changes in Securities and Use of Proceeds    ................... 11
Item 3.      Defaults Upon Senior Securities    ............................. 11
Item 4.      Submission of Matters to a Vote of Security Holders    ......... 11
Item 5.      Other Information    ........................................... 11
Item 6.      Exhibits and reports on Form 8-K    ............................ 12

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                 As of September 30, 2002 and December 31, 2001

                                               Unaudited
                                             Sept 30, 2002       Dec 31, 2001
                                             ---------------    ---------------
Assets
Cash and due from banks                      $   15,617,992     $   13,105,622
Federal funds sold                                  103,000                  0
Securities available for sale,
   at fair value                                 16,546,015         16,713,595
Securities held to maturity
(fair value:  2002,$17,509,996;
   2001,$20,519,159)                             16,750,865         20,259,234
Loans, net allowance for loan losses
   of $2,304,372 in 2002 and
   $1,797,263 in 2001                           217,927,175        177,871,629
Bank premises and equipment, net                  7,304,594          5,422,574
Other assets                                      4,502,313          4,269,285
                                             ---------------    ---------------
           Total assets                      $  278,751,954     $  237,641,939
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   46,175,068     $   36,718,703
       Interest bearing demand deposits,
          money market and savings accounts     105,845,831         83,597,263
       Time deposits                             72,530,049         77,032,485
                                             ---------------    ---------------
          Total deposits                     $  224,550,948     $  197,348,451
    Federal funds purchased, securities
       sold under agreements to repurchase
       and other short-term borrowings            2,208,586          7,816,807
    Federal Home Loan Bank advances              20,000,000         10,000,000
    Trust preferred capital notes                 7,000,000                  0
    Other liabilities                             1,040,680          1,003,974
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  254,800,214     $  216,169,232
                                             ---------------    ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2002, 1,472,389; issued
         2001, 1,461,395 shares                   3,680,973          3,653,487
    Surplus                                       3,407,197          3,178,848
    Retained Earnings                            16,400,736         14,407,901
    Accumulated other comprehensive income          462,834            232,471
                                             ---------------    ---------------
           Total shareholders' equity        $   23,951,740     $   21,472,707
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  278,751,954     $  237,641,939
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                         Consolidated Statements of Income
                For the Periods Ended September 30, 2002 and 2001


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30                       September 30
                                                     2002             2001              2002             2001
                                                ---------------  ---------------   ---------------  ---------------
    Interest and Dividend Income
      Interest and fees on loans                $    3,651,403   $    3,185,509    $   10,393,184   $    9,154,592
      Interest on federal funds sold                     4,763              636             5,005            9,891
      Interest on securities held to maturity:
          Taxable interest income                      127,057          189,814           420,430          672,405
          Interest income exempt from
            federal income taxes                        88,989           97,372           277,755          297,960
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      189,342          201,576           591,203          528,244
          Interest income exempt from
             federal income taxes                       16,048           18,377            49,834           55,132
          Dividends                                     37,491           34,981           110,086          106,000
      Interest on deposits in banks                        232              362               507            1,282
                                                ---------------  ---------------   ---------------  ---------------
                Total interest and
                   dividend income              $    4,115,325   $    3,728,627    $   11,848,004   $   10,825,506
                                                ---------------  ---------------   ---------------  ---------------
    Interest Expense
      Interest on deposits                      $      887,414   $    1,350,437    $    2,768,564   $    4,252,084
      Interest on federal funds purchased,
          securities sold under agreements
          to repurchase and other short-
          term borrowings                               34,123           79,794           125,968          201,672
      Interest on Federal Home Loan
          Bank advances                                157,723           74,101           465,905          198,287
      Interest on trust preferred
          capital notes                                 95,381                0           100,570                0
                                                ---------------  ---------------   ---------------  ---------------
                Total interest expense          $    1,174,641   $    1,504,332    $    3,461,007   $    4,652,043
                                                ---------------  ---------------   ---------------  ---------------
                Net interest income             $    2,940,684   $    2,224,295    $    8,386,997   $    6,173,463
      Provision For Loan Losses                        163,100          270,000           585,000          505,000
                                                ---------------  ---------------   ---------------  ---------------
                Net interest income after
                provision for loan losses       $    2,777,584   $    1,954,295    $    7,801,997   $    5,668,463
                                                ---------------  ---------------   ---------------  ---------------

    Noninterest Income
      Trust Department income                   $      164,494   $      131,360           383,264          409,982
      Service charges on deposits                      269,905          228,931           775,506          664,925
      Other service charges and fees                   460,264          371,476         1,225,996          963,555
      Securities gains                                       0           29,224            36,036           84,614
      Other operating income                            67,306           42,799           125,863           69,025
                                                ---------------  ---------------   ---------------  ---------------
                                                $      961,969   $      803,790    $    2,546,665   $    2,192,101
                                                ---------------  ---------------   ---------------  ---------------
    Noninterest Expenses
      Salaries and wages                        $    1,094,333   $      828,170    $    3,044,462   $    2,427,669
      Pension and other employee benefits              269,368          222,379           735,537          627,773
      Occupancy expenses                               130,596          105,477           359,575          326,514
      Equipment expenses                               187,170          165,375           546,933          501,433
      Credit card expense                               77,819           61,780           207,073          164,576
      Stationary and supplies                           49,104           37,022           170,626          145,847
      ATM network fees                                  46,690           42,094           138,817          118,159
      Postage                                           42,563           33,063           120,571          102,862
      Other operating expenses                         410,176          366,687         1,192,502        1,039,397
                                                ---------------  ---------------   ---------------  ---------------
                                                $    2,307,819   $    1,862,047    $    6,516,096   $    5,454,230
                                                ---------------  ---------------   ---------------- ---------------
               Income before income taxes       $    1,431,734   $      896,038    $    3,832,566   $    2,406,334
    Income Tax Expense                                 423,839          251,424         1,151,126          663,278
                                                ---------------  ---------------   ---------------  ---------------
                Net Income                      $    1,007,895   $      644,614    $    2,681,440   $    1,743,056
                                                ===============  ===============   ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.69   $         0.44    $         1.83   $         1.20
                                                ===============  ===============   ===============  ===============


                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
             For the Nine Months Ended September 30, 2002 and 2001
                                                                                    Accumulated
                                                                                       Other
                                         Common                       Retained     Comprehensive  Comprehensive
                                          Stock         Surplus       Earnings        Income          Income          Total
                                      -------------  -------------  -------------  -------------  -------------   ------------
Balance, December 31, 2000            $  3,613,578   $  2,873,924   $ 12,760,698   $     17,286                   $ 19,265,486
Comprehensive income:
Net income                                                             1,743,056                    $1,743,056       1,743,056
Other comprehensive income:
  Unrealized holding gains arising
    during the period, net of
    deferred income taxes of $194,840                                                                  378,225
  Reclassification adjustment, net
    of deferred income taxes of $28,767                                                                (55,847)
                                                                                                  -------------
Other comprehensive income, net of
  deferred income taxes of $166,073                                                     322,378        322,378         322,378
                                                                                                  -------------
Total comprehensive income                                                                        $  2,065,434
                                                                                                  =============
Issuance of common stock, dividend
  investment plan (9,337 shares)            23,342       189,540                                                       212,882
Dividends declared ($0.40 per share)                                    (579,266)                                     (579,266)
Fractional shares purchased                    (13)         (119)                                                         (132)
                                      -------------  -------------  -------------  -------------                  -------------
Balance, September 30, 2001           $  3,636,907   $  3,063,345   $ 13,924,488   $    339,664                   $ 20,964,404
                                      =============  =============  =============  =============                  =============

Balance, December 31, 2001            $  3,653,487   $  3,178,848   $ 14,407,901   $    232,471                   $ 21,472,707
Comprehensive income:
Net Income                                                             2,681,440                    $2,681,440       2,681,440
Other comprehensive income:
  Unrealized holding gains arising
    during the period, net of
    deferred income taxes of $130,924                                                                  254,147
  Reclassification adjustment, net
    of deferred income taxes of $12,252                                                                (23,784)
                                                                                                  -------------
Other comprehensive income, net of
  Deferred income taxes of $118,672                                                     230,363        230,363         230,363
                                                                                                  -------------
Total comprehensive income                                                                        $  2,911,803
                                                                                                  =============
Issuance of common stock, dividend
  investment plan (11,004 shares)           27,511        228,559                                                      256,070
Dividends declared ($0.47 per share)                                    (688,605)                                     (688,605)
Fractional shares purchased                    (25)          (210)                                                        (235)
                                      -------------  -------------  -------------  -------------                  -------------
Balance, September 30, 2002           $  3,680,973   $  3,407,197   $ 16,400,736   $    462,834                   $ 23,951,740
                                      =============  =============  =============  =============                  =============

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001

                                                        Nine Months Ended
                                                          September 30
                                                      2002             2001
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $  2,681,440    $  1,743,056
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      443,145         413,150
    Amortization of intangible assets                   33,788          33,788
    Loss on equity investment                            3,840           9,732
    Provision for loan losses                          585,000         505,000
    (Gain) on sale of securities                       (36,036)        (84,614)
    Premium amortization on securities, net             43,739          49,889
    Changes in assets and liabilities:
      (Increase) in other assets                      (383,666)       (243,979)
      (Decrease) in other liabilities                  (81,966)       (107,332)
                                                  -------------   -------------
      Net cash provided by operating activities   $  3,289,284    $  2,318,690
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  3,827,049    $  5,049,966
  Proceeds from maturities and principal
   payments on securities available for sale         2,570,616       2,732,488
  Proceeds from sales of securities available
   for sale                                            306,108       2,635,914
  Purchases of securities held to maturity            (346,500)              0
  Purchases of securities available for sale        (2,339,992)     (9,362,363)
  Purchases of bank premises and equipment          (2,212,155)       (604,278)
  Net (increase) in loans                          (40,640,546)    (26,725,529)
                                                  -------------   -------------
      Net cash (used in) investing activities     $(38,835,420)   $(26,273,802)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $ 31,704,933    $ 15,102,061
  Net (decrease) in certificates of deposit         (4,502,436)     (3,855,152)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase and other short-term
   borrowings                                       (5,608,221)      7,860,049
  Proceeds from Federal Home Loan Bank advances     10,000,000       5,000,000
  Proceeds from trust preferred capital notes        7,000,000               0
  Cash dividends paid                                 (432,535)       (366,384)
  Fractional shares purchased                             (235)           (132)
                                                  -------------   -------------
      Net cash provided by financing activities   $ 38,161,506    $ 23,740,442
                                                  -------------   -------------
Increase (decease) in cash and cash equivalents   $  2,615,370    $   (214,670)

Cash and Cash Equivalents
  Beginning                                         13,105,622       8,504,765
                                                  -------------   -------------
  Ending                                          $ 15,720,992    $  8,290,095
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                      $  3,526,402    $  4,692,317
                                                  =============   =============
    Income taxes                                  $  1,360,853    $    732,995
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $    256,070    $    212,882
                                                  =============   =============
   Unrealized gain on securities
    available for sale                            $    349,035    $    488,451
                                                  =============   =============

                  EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

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

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2001.

(3) The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

(4) Securities held to maturity and available for sale as of September 30, 2002 and December 31, 2001, are:

                                     Sep 30, 2002             Dec 31, 2001
Held to Maturity                     Amortized Cost           Amortized Cost
----------------                     --------------           --------------
U.S. Treasury securities             $            0           $      121,985
Obligations of U.S. government
 corporations and agencies                  999,440                1,998,678
Mortgage-backed securities                3,719,973                5,383,586
Obligations of states and political
 subdivisions                            12,031,452               12,754,985
                                     --------------           --------------
                                     $   16,750,865           $   20,259,234
                                     ==============           ==============

                                     Sep 30, 2002             Dec 31, 2001
                                     Fair Value               Fair Value
                                     --------------           --------------
U.S. Treasury securities             $            0           $      123,068
Obligations of U.S. government
 corporations and agencies                1,039,219                2,053,910
Mortgage-backed securities                3,849,406                5,452,775
Obligations of states and political
 subdivisions                            12,621,371               12,889,406
                                     --------------           --------------
                                     $   17,509,996           $   20,519,159
                                     ==============           ==============

                                     Sep 30, 2002             Dec 31, 2001
Available for Sale                   Amortized Cost           Amortized Cost
------------------                   --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    2,095,699           $    1,989,914
Mortgage-backed securities                1,229,125                2,009,049
Obligations of states and political
 Subdivisions                             1,308,826                1,498,807
Corporate securities                      9,676,195                9,693,902
Other                                     1,534,906                1,169,694
                                     --------------           --------------
                                     $   15,844,751           $   16,361,366
                                     ==============           ==============

                                     Sep 30, 2002             Dec 31, 2001
                                     Fair Value               Fair Value
                                     --------------           --------------
Obligations of U.S. government
 corporations and agencies           $    2,180,813           $    2,014,850
Mortgage-backed securities                1,264,121                2,054,114
Obligations of states and political
 Subdivisions                             1,437,957                1,545,255
Corporate securities                     10,128,218                9,901,227
Other                                     1,534,906                1,198,149
                                     --------------           --------------
                                     $   16,546,015           $   16,713,595
                                     ==============           ==============

(5) Net loans at September 30,2002 and December 31, 2001 are summarized as follows (In Thousands):

                                            Sep 30, 2002        Dec 31, 2001
                                            ---------------     ---------------
Loans secured by real estate:
  Construction and land development         $       17,122     $        10,383
  Secured by farmland                                3,255               4,778
  Secured by 1-4 family residential                109,425              93,042
  Nonfarm, nonresidential loans                     42,871              30,295
Loans to farmers (except those secured
     by real estate)                                 1,208               1,002
Commercial and industrial loans (except
     those secured by real estate)                  16,811              13,912
Consumer installment loans (except those
     secured by real estate)                        29,387              25,909
All other loans                                        152                 350
                                            ---------------     ---------------
Gross loans                                 $      220,231      $      179,671

Less:
  Unearned income                                        0                  (2)
  Allowance for loan losses                         (2,304)             (1,797)
                                            ---------------     ---------------
Loans, net                                  $      217,927      $      177,872
                                            ===============     ===============

(6)     Allowance for Loan Losses

                                            Sep 30, 2002      Sep 30, 2001      Dec 31, 2001
                                            --------------    --------------    --------------
Balance, beginning                          $   1,797,263     $   1,340,086     $   1,340,086
Provision charged to operating expense            585,000           505,000           712,500
Recoveries added to the allowance                  49,555            56,395            95,217
Loan losses charged to the allowance             (127,446)         (305,516)         (350,540)
                                            --------------    --------------    --------------
Balance, ending                             $   2,304,372     $   1,595,965     $   1,797,263
                                            ==============    ==============    ==============

(7)     Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement 145, Recission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds FASB Statement No. 4 , Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement , FASB Statement No. 64 , Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. This statement is not expected to have a material effect on the Company's financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement is not expected to have a material effect on the Company's financial statements.


The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill. The Company is currently in the process of evaluating the impact, if any, arising from the adoption of Statement No. 147.

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

PERFORMANCE SUMMARY

Net income of the company for the first nine months of 2002 and 2001 was $2,681,440 and $1,743,056, respectively. This is an increase of $938,384 or 53.84%. Net interest income after provision for loan losses for the first nine months of 2002 and 2001 was $7,801,997 and $5,668,463, respectively. This is an increase of $2,133,534 or 37.64%. This increase can be attributed to continued loan growth during 2002 being funded with growth in noninterest bearing demand deposits, interest bearings demand deposits, and savings accounts. Total noninterest income increased $354,564 or 16.17% from $2,192,101 for the first nine months of 2001 to $2,546,665 for the first nine months of 2002. This change can be attributed to increases in commissions earned on the sale of nondeposit investment products and fees earned from the origination of secondary market mortgages. Total noninterest expenses increased $1,061,866 or 19.47% from $5,454,230 during the first nine months of 2001 to $6,516,096 during the first nine months of 2002. This change can be attributed to an increase in compensation and benefits expense from the hiring of additional personnel for the Bank's eighth branch location and in the loan operations department.

Earnings per common share outstanding (basic and diluted) was $1.83 and $1.20 for the nine months ended September 30, 2002 and 2001, respectively. Annualized return on average assets for the nine month periods ended September 30, 2002 and 2001 was 1.37% and 1.13%, respectively. Annualized return on average equity for the nine month periods ended September 30, 2002 and 2001 was 15.88% and 11.60%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses reflective of the risks in the loan portfolio. The Company reviews the adequacy of the allowance for loan losses monthly and utilizes the results of these evaluations to establish the provision for loan losses. The allowance is maintained at a level believed by management to absorb potential losses in the loan portfolio. The methodology considers specific identifications, specific and estimate pools, trends in delinquencies, local and regional economic trends, concentrations, commitments, off balance sheet exposure and other factors. The provision for loan losses for the nine month periods ended September 30, 2001 and 2002 was $505,000 and $585,000, respectively. The allowance for loan losses increased $507,109 or 28.22% during the first nine months of 2002 from $1,797,263 at December 31, 2001 to $2,304,372 at September 30, 2002. The allowance as a percentage of total loans increased from 1.00% as of December 31, 2001 to 1.05% as of September 30, 2002. The Company had net charge-offs of $249,121 and $77,891 for the first nine months of 2001 and 2002, respectively. The ratio of net charge-offs to average loans was 0.16% and 0.04% for the first nine months of 2001 and 2002, respectively.

Loans past due greater than 90 days and still accruing interest increased from $7,827 at December 31, 2001 to $22,186 at September 30, 2002. Total nonaccrual loans were $2,029,379 as of December 31, 2001 and $22,734 as of September 30, 2002. There were no impaired loans as of December 31, 2001 and September 30, 2002.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of September 30, 2002 was $129,097. Most of these loans are well secured and management expects to incur only immaterial losses, if any, on their disposition.

BALANCE SHEET

Total assets increased $41.2 million or 17.30% from $237.6 million at December 31, 2001 to $278.8 million at September 30, 2002. Securities decreased $3.7 million or 9.94% during the first nine months of 2002 from $37.0 million at December 31, 2001 to $33.3 million at September 30, 2002. Loans, net of unearned discounts increased $40.5 million or 22.58% during the same period from $179.7 million at December 31, 2001 to $220.2 million at September 30, 2002. Total liabilities increased $38.6 million or 17.87% during the first nine months of 2002 from $216.2 million at December 31, 2001 to $254.8 million at September 30, 2002. Total deposits increased $27.3 million or 13.78% during the same period from $197.3 at December 31, 2001 to $224.6 million at September 30, 2002. Total shareholders' equity increased $2.5 million or 11.55% during the first nine months of 2002 from $21.5 million at December 31, 2001 to $24.0 million at September 30, 2002.

TRUST PREFERRED CAPITAL NOTES

On May 23, 2002, Eagle Financial Statutory Trust I ("the Trust"), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7 million of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2002 was 5.24%. The securities have a mandatory redemption date of June 26 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7 million of the Company's junior subordinated debt securities with maturities and interest rates like the capital securities.

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

SHAREHOLDERS' EQUITY

The Company continues to be a well capitalized financial institution. Shareholders' equity per share increased $1.58 or 10.76% from $14.69 per share at December 31, 2001 to $16.27 per share at September 30, 2002. During 2001 the Company paid $0.55 per share in dividends. The Company's 2002 total dividends for the first three quarters was $0.47 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $64.3 million at December 31, 2001 and $85.6 million at September 30, 2002. These amounts represent 29.75% and 33.61% of total liabilities as of December 31, 2001 and September 30, 2002, respectively.

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

Item 4.      Controls and Procedures

             Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within ninety (90) days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

             Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                  10.4 Lease Agreement between Bank of Clarke County (lessee) and MBC, L.C. (lessor) dated October 25, 2002 for a parcel of land to be used as a branch site located on State Route 7 in Winchester, Virginia and described as Lot #1 on the lands of MBC, L.C. plat (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                                       2002).

            Exhibit 11. Computation of Per Share Earnings (incorporated herein as Exhibit 11).

            Exhibit 15.                Not applicable.

            Exhibit 18.                Not applicable.

            Exhibit 19.                Not applicable.

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Not applicable

            Exhibit 99.                Additional Exhibits

                  99.1                 Certification Pursuant to 18 U.S.C.
                                       Section 1350 as Adopted Pursuant to
                                       Section 906 of the Sarbanes- Oxley Act of
                                       2002

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the third quarter of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE FINANCIAL SERVICES, INC.


Date: November 8, 2002               /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President and Chief Executive
                                    Officer


Date: November 8, 2002               /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer

SECTION 302 CERTIFICATION

I, John R. Milleson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eagle Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

/s/ JOHN R. MILLESON
--------------------------
John R. Milleson.
President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, James W. McCarty, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eagle Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

/s/ JAMES W. MCCARTY, JR.
--------------------------
James W. McCarty, Jr.
Vice President, Chief Financial Officer, and Secretary/Treasurer