Form 10-K
period 2002-12-31
EAGLE FINANCIAL SERVICES INC
filed 2003-03-26
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  -------------

For the fiscal year ended                         Commission File Number 0-20146
December 31, 2002

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

                          Common Stock, Par Value $2.50

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

       PAGE     1      OF     31     PAGES.      Exhibit index on page   27   .
             ------         ------                                     ------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 28, 2002 was $34,315,970. The aggregate market value of the stock was computed using a market rate of $26.00 per share.

     The number of shares of Registrant's Common Stock outstanding as of March 21, 2003 was 1,482,389.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2003 Annual Report to Shareholders are incorporated by reference in Parts I, II, and IV of this Form 10-K.

(2) Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

                          EAGLE FINANCIAL SERVICES, INC.
                               INDEX TO FORM 10-K
                                                                            Page
                                                                          ------
PART I

Item 1.          Business.................................................     3
Item 2.          Properties...............................................    17
Item 3.          Legal Proceedings........................................    17
Item 4.          Submission of Matters to a Vote of Security Holders......    17

PART II

Item 5.          Market for Registrant's Common Equity and
                   Related Shareholder Matters............................    18
Item 6.          Selected Financial Data..................................    19
Item 7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................    20
Item 7A.         Quantitative and Qualitative Disclosures about
                 Market Risk..............................................    21
Item 8.          Financial Statements and Supplementary Data..............    21
Item 9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................    21

PART III

Item 10.         Directors and Executive Officers of the Registrant.......    22
Item 11.         Executive Compensation...................................    22
Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management.........................................    22
Item 13.         Certain Relationships and Related Transactions...........    22
Item 14.         Controls and Procedures..................................    22


PART IV

Item 15.        Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K...................................    23

                                     PART I

Item 1.   Business.

General

          The Registrant is headquartered in Berryville, Virginia, and was incorporated October 2, 1991 by the Bank of Clarke County (the Bank), for the purpose of establishing a one bank holding company upon consummation of a Plan of Share Exchange between the Registrant and the Bank. The Bank is a Virginia banking corporation chartered on April 1, 1881. On December 31, 1991, the Share Exchange was consummated resulting in the Bank becoming a wholly-owned subsidiary of the Registrant. The registrant has no other subsidiaries.

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

          The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial lending services. The Bank also has a credit card program which offers credit cards and merchant services to customers. The Bank makes seasonal and term commercial loans, both alone and in conjunction with other banks or governmental agencies. The Bank issues ATM cards and Debit cards to deposit customers. These cards can be used to withdraw cash at most ATM's through the Bank's membership in both regional and national networks. These cards can also be used to make purchases at retailers who accept transactions through the same regional and national networks. The Bank offers both telephone banking and internet banking to its customers. Both of these services can be used by consumer and commercial customers to research account information and transfer funds between accounts. The internet banking also offers online bill payment to consumer and commercial customers. The Bank also operates a full-service trust department. The Bank also has a division, Eagle Investment Services, which sells non-deposit investment products through a third party provider, UVEST Investment Services.

          The Bank's main office is located in Berryville, Virginia, which is located in Clarke County. The Bank's primary trade area consists of the Counties of Clarke and Frederick and the City of Winchester. The Bank has a second Clarke County location, which is a branch in Boyce, Virginia. The Bank started construction on a drive-through only branch facility located at 400 McNeil Drive during January 2003. This branch will offer multiple full-service drive-through lanes and a drive-up ATM. The Bank has four branches located in Frederick County. The first is located at 1508 Senseny Road, Winchester, Virginia, the second at 1460 North Frederick Pike, Winchester, Virginia, the third at 3360 Valley Pike, Winchester, Virginia, and the fourth at 382 Fairfax Pike. The branch located at 3360 Valley Pike was a former branch facility which was purchased during October 2002 from Branch Banking and Trust Company of Virginia. This branch was renovated during the final quarter of 2002 and was opened for business during January 2003. The Bank has three branches located in The City of Winchester. The first is located at 625 East Jubal Early Drive, Winchester, Virginia, the second at 40 West Piccadilly Street, Winchester, Virginia, and the third at 190 Campus Boulevard, Suite 120, Winchester, Virginia. During September 2002 the Bank purchased a branch site located at the northwest intersection of Papermill Road and South Pleasant Valley Road in The City of Winchester. The Bank has not determined when construction will begin on this branch. During October 2002 the Bank entered into a 30-year land lease for a branch site located at the intersection of State Route 7 and the access road for Millbrook High School in Frederick County. The Bank intends to open a branch site on this property before year-end 2003. Within its primary trade area, the Bank competes with numerous large and small financial institutions, credit unions, insurance companies and other non-bank competitors.

          The Bank had thirty-two officers, ninety other full-time and eighteen part-time employees as of December 31, 2002. None of the Bank's employees are represented by a union or covered under a collective bargaining agreement. Employee relations have been good.

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
Table 10             Maturities of Certificates of Deposit of $100,000 and More
Table 11             Risk Based Capital Ratios
Table 12             Interest Rate Sensitivity Schedule


Table 1  -  Average Balances, Income/Expenses and Average Rates (In Thousands) (Fully Taxable Equivalent)

                                        2002                                 2001
                            ---------------------------------    ---------------------------------
                            Average     Income/      Average     Average     Income/      Average
                            Balances    Expense       Rate       Balances    Expense       Rate
                            ---------   ---------   ---------    ---------   ---------   ---------
ASSETS:
  Loans
    Taxable                 $206,993    $ 13,970        6.75%    $156,194    $ 12,243        7.84%
    Tax-exempt (1)             1,212          94        7.76%       1,365         103        7.55%
                            ---------   ---------                ---------   ---------
      Total Loans           $208,205    $ 14,064        6.75%    $157,559    $ 12,346        7.84%
                            ---------   ---------                ---------   ---------
  Securities
    Taxable                 $ 25,249    $  1,483        5.87%    $ 27,121    $  1,715        6.32%
    Tax-Exempt (1)            10,318         653        6.33%      10,843         707        6.52%
                            ---------   ---------                ---------   ---------
      Total Securities      $ 35,567    $  2,136        6.01%    $ 37,964    $  2,422        6.38%
                            ---------   ---------                ---------   ---------
  Deposits in banks         $    155    $      1        0.65%    $     80    $      3        3.75%
                            ---------   ---------                ---------   ---------
  Federal funds sold        $  1,603    $     23        1.43%    $    555    $     18        3.24%
                            ---------   ---------                ---------   ---------
      Total Earning Assets  $245,530    $ 16,224        6.61%    $196,158    $ 14,789        7.54%
                                        =========                            =========
  Less: Reserve for
    loan losses               (2,132)                              (1,499)
  Cash and due from banks     12,961                                7,997
  Bank premises and
    equipment, net             6,547                                5,113
  Other assets                 4,286                                4,074
                            ---------                            ---------
       Total Assets         $267,192                             $211,843
                            =========                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits         $ 43,162    $      0                 $ 30,462    $      0
                            ---------   ---------                ---------   ---------
    NOW accounts            $ 40,463    $    426        1.05%    $ 26,387    $    225        0.85%
    Money market accounts     36,423         657        1.80%      22,690         545        2.40%
    Savings accounts          22,250         266        1.20%      16,956         302        1.78%
    Time deposits             72,576       2,273        3.13%      81,026       4,382        5.41%
                            ---------   ---------                ---------   ---------
    Total Interest-
      Bearing Deposits      $171,712    $  3,622        2.11%    $147,059    $  5,454        3.71%
  Fed funds purchased and
    securities sold under
     agreements to repurchase  7,205         135        1.87%       6,252         238        3.81%
  Federal Home Loan
    Bank advances             17,071         667        3.91%       6,493         321        4.94%
  Trust preferred capital
    Notes                      3,769         194        5.15%           0           0        0.00%
                            ---------   ---------                ---------   ---------


    Total Interest-
      Bearing Liabilities   $199,757    $  4,618        2.31%    $159,804    $  6,013        3.76%
                            ---------   =========                ---------   =========
  Other Liabilities         $  1,365                             $  1,272
                            ---------                            ---------
  Shareholders' Equity      $ 22,908                             $ 20,305
                            ---------                            ---------
    Total Liabilities &
      Shareholders' Equity  $267,192                             $211,843
                            =========                            =========

Net interest spread                                     4.30%                                3.78%
Interest expense as a percent
  of average earning assets                             1.88%                                3.07%
Net interest margin                                     4.73%                                4.47%
(1)  Income and rates on  tax-exempt  assets are  computed  on a tax  equivalent basis using a federal tax rate of 34%.


Table 1 - Average Balances, Income/Expenses and Average Rates (In Thousands) (Fully Taxable Equivalent)
(continued)

                                         2000
                            ---------------------------------
                            Average     Income/      Average
                            Balances    Expense       Rate
                            ---------   ---------   ---------
ASSETS:
  Loans
    Taxable                 $ 132,647   $ 11,020        8.31%
    Tax-exempt (1)              1,557        118        7.58%
                            ---------   ---------
      Total Loans           $ 134,204   $ 11,138        8.30%
                            ---------   ---------
  Securities
    Taxable                 $  27,694   $  1,743        6.29%
    Tax-Exempt (1)             11,171        735        6.58%
                            ---------   ---------
      Total Securities      $  38,865   $  2,478        6.38%
                            ---------   ---------
  Deposits in banks         $      30   $      2        6.67%
                            ---------   ---------
  Federal funds sold        $     224   $     14        6.25%
                            ---------   ---------
      Total Earning Assets  $ 173,323   $ 13,632        7.87%
                                        =========
  Less: Reserve for
    loan losses                (1,230)
  Cash and due from banks       5,845
  Bank premises and
    equipment, net              4,254
  Other assets                  3,755
                            ---------
       Total Assets         $ 185,947
                            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits
    Demand deposits         $  25,067   $      0
                            ---------   ---------
    NOW accounts            $  21,472   $    279        1.30%
    Money market accounts      18,255        533        2.92%
    Savings accounts           15,453        344        2.23%
    Time deposits              76,003      4,185        5.51%
                            ---------   ---------
      Total Interest-
        Bearing Deposits    $ 131,183   $  5,341        4.07%
    Fed funds purchased and
      securities sold under
      agreements to repurchase 5,324         308        5.79%
    Federal Home Loan
      Bank advances            5,000         251        5.02%

    Trust preferred capital        0           0        0.00%
      notes

      Total Interest-
        Bearing Liabilities $141,507    $  5,900        4.17%
                            ---------   =========
  Other Liabilities         $  1,145
                            ---------
  Shareholders' Equity      $ 18,228
                            ---------
    Total Liabilities &
      Shareholders' Equity  $185,947
                            =========

Net interest spread                                     3.70%
Interest expense as a percent
  of average earning assets                             3.40%
Net interest margin                                     4.46%

(1) Income and rates on tax-exempt assets are computed on a tax equivalent basis using a federal tax rate of 34%.


Table 2  -  Rate/Volume Variance (In Thousands)

                               2002 Compared to 2001                 2001 Compared to 2000
                           --------------------------------------------------------------------
                                       Due to     Due to                     Due to     Due to
                            Change     Volume      Rate           Change     Volume      Rate
                           --------   --------   --------        --------   --------   --------
INTEREST INCOME:
Loans; taxable             $  1,727   $ 3,017    ($1,290)        $ 1,223    $ 1,795    $  (572)
Loans; tax-exempt                (9)      (12)         3             (15)       (15)         0
Securities; taxable            (232)     (114)      (118)            (28)       (36)         8
Securities; tax-exempt          (54)      (34)       (20)            (28)       (21)        (7)
Deposits in banks                (2)      (17)        15               1          1          0
Federal funds sold                5         7         (2)              4          6         (2)
                           --------   --------   --------        --------   --------   --------
    Total Interest Income  $  1,435   $ 2,847    ($1,412)        $ 1,157     $1,730    $  (573)
                           --------   --------   --------        --------   --------   --------
INTEREST EXPENSE:
NOW accounts               $    201   $   139    $     62        $   (54)    $  105    $ ($159)
Money market accounts           112       191         (79)            12         45        (33)
Savings accounts                (36)      825        (861)           (42)        39        (81)
Time deposits                (2,110)     (419)     (1,691)           197        272        (75)
Federal funds purchased and
  securities sold under
  agreements to repurchase     (103)       44        (147)           (70)        73        (143)
Federal Home Loan
  Bank advances                 346       397         (51)            70         74          (4)

Trust preferred capital         194       194           0              0          0           0
  Notes
                           --------   --------   --------        --------   --------   --------
    Total Interest Expense $($1,396)  $ 1,371    $($2,767)       $   113   $    608    $   (495)
                           --------   --------   --------        --------   --------   --------
Net Interest Income        $  2,831   $ 1,476    $  1,355        $ 1,044    $ 1,122    $   ($78)
                           --------   --------   --------        --------   --------   --------

Table 3  -  Analysis of Allowance for Loans Losses (In Thousands)

                                                    Year Ended
                                                    December 31
                                 --------------------------------------------------
                                  2002       2001       2000       1999       1998
                                 ------     ------     ------     ------     ------
Allowance for Loan
  Losses, January 1              $ 1,797    $1,340     $1,123     $  925     $  749
                                 ------     ------     ------     ------     ------
Loans Charged-Off:
   Commercial, financial
     and agricultural            $   34     $    7     $   35     $   73     $    1
   Real estate-construction
     and land development             0          0          0          0          0
   Real estate-mortgage               0        139          3         27          7
   Consumer                         154        205        133        137        286
                                 ------     ------     ------     ------     ------
    Total Loans Charged-Off      $  188     $  351     $  171     $  237     $  294
                                 ------     ------     ------     ------     ------
Recoveries:
   Commercial, financial
     and agricultural            $    0     $    0     $    0     $    0     $    0
   Real estate-construction
     and land development             0          0          0          0          0
   Real estate-mortgage              19          5          3          1          4
   Consumer                          48         90         35         99         94
                                 ------     ------     ------     ------     ------
    Total Recoveries             $   67     $   95     $   38     $  100     $   98
                                 ------     ------     ------     ------     ------
    Net Charge-Offs              $  121     $  256     $  133     $  137     $  196
                                 ------     ------     ------     ------     ------
Provision for Loan Losses        $  700     $  713     $  350     $  335     $  372
                                 ------     ------     ------     ------     ------
Allowance for Loan
  Losses, December 31            $2,376     $1,797     $1,340     $1,123     $  925
                                 ======     ======     ======     ======     ======
   Ratio of Net Charge-Offs
   to Average Loans:              0.06%      0.16%      0.10%      0.13%      0.23%
                                 ======     ======     ======     ======     ======

Table 4  -  Allocation of Allowance for Loan Losses (In Thousands)

                                 2002                     2001                    2000
                        ----------------------   ----------------------   ----------------------
                        Allowance   Percentage   Allowance   Percentage   Allowance   Percentage
                        for Loan     of Total    for Loan     of Total    for Loan     of Total
                         Losses       Loans       Losses       Loans       Losses       Loans
                        ----------  ----------   ----------  ----------   ----------  ----------
Commercial, financial,
   and agricultural     $     713         8.8%   $     594         8.5%    $    446         9.0%
Real Estate: mortgage         594        77.3%         304        77.1%         224        77.8%
Consumer                    1,069        13.9%         899        14.4%         670        13.2%
                        ----------               ----------               ----------
                        $   2,376                $   1,797                 $  1,340
                        ==========               ==========               ==========

Table 5  -  Loan Portfolio (In Thousands)

                                                                        December 31
                                                 ----------------------------------------------------------
                                                    2002        2001        2000        1999        1998
                                                 ----------  ----------  ----------  ----------  ----------
Loans secured by real estate:
  Construction and land development              $  12,081   $  10,383   $   4,396   $   4,138   $   2,168
  Secured by farmland                                2,892       4,778       5,109       6,057       3,565
  Secured by 1-4 family residential properties     111,273      93,042      75,809      64,566      51,444
  Secured by nonfarm, nonresidential properties     48,459      30,295      25,217      23,457      16,902
Loans to farmers                                      1,071       1,002         656         495         745
Commercial and industrial loans                     18,671      13,912      10,749       9,952       6,463
Consumer installment loans                          31,377      25,909      18,749      14,745      13,603
All other loans                                        154         350       1,372       1,445       1,193
                                                 ----------  ----------  ----------  ----------  ----------
      Total loans                                  225,978     179,671     142,057     124,855      96,083

Less:  Unearned discount                                 0          (2)         (8)        (37)       (150)
                                                 ----------  ----------  ----------  ----------  ----------
     Total Loans, Net                            $ 225,978   $ 179,669   $ 142,049   $ 124,818   $  95,933
                                                 ==========  ==========  ==========  ==========  ==========

Table 6  -  Maturity Schedule of Selected Loans (In Thousands)

                                                    After
                                     1 Year
                                       Within       Within          After
                                       1 Year       5 Years        5 Years        Total
                                      ---------     ---------     ---------     ---------
Loans secured by real estate          $  38,743     $ 100,298     $  35,664     $ 174,705
Loans to farmers                            499           525            47         1,071
Commercial and industrial loans           8,238         9,269         1,164        18,671
Consumer installment loans                4,337        25,040         2,000        31,377
All other loans                             132            22             0           154
                                      ---------     ---------     ---------     ---------
                                      $  51,949     $ 135,154     $  38,875     $ 225,978
                                      =========     =========     =========     =========
For maturities over one year:
     Floating rate loans                            $  10,849     $  21,472     $  32,321
     Fixed rate loans                                 124,305        17,403       141,708
                                                    ---------     ---------     ---------
                                                    $ 135,154     $  38,875     $ 174,029
                                                    =========     =========     =========

Table 7  -  Non-Performing Assets (In Thousands)

                                                         December 31,
                                     ------------------------------------------
                                      2002     2001     2000     1999     1998
                                     ------   ------   ------   ------   ------
Nonaccrual loans                     $    0   $2,029   $    0    $ 156   $  227
Restructured loans                        0        0        0        0        0
Other real estate owned                   0        0        0      109        0
                                     ------   ------   ------   ------   ------
  Total Non-Performing Assets        $    0   $2,029   $    0    $ 265   $  227
                                     ======   ======   ======   ======   ======

Loans past due 90 days
  accruing interest                  $   27   $    8   $   47    $ 642   $  372
                                     ======   ======   ======   ======   ======

Allowance for loan losses to
  period end loans                    1.05%    1.00%    0.94%    0.90%    0.96%

Non-performing assets to
  period end loans and other
  real estate owned                   0.00%    1.13%    0.00%    0.21%    0.24%


The amount of gross interest income that would have been recorded during the periods if the non-accrual loans had been current in accordance with their original terms is incorporated by reference to Note 4 of the Consolidated Financial Statements which are contained herein` as Exhibit 99.2.

A discussion of the Company's policy for placing loans on non-accrual status is incorporated by reference to Note 1 of the Consolidated Financial Statements which are contained herein as Exhibit 99.2.


Table 8  -  Maturity Distribution and Yields of Securities (In Thousands)

                                   Due  in one year        Due after 1          Due after 5
                                        or less          through 5 years     through 10 years
                                   -----------------    -----------------    -----------------
                                   Amount      Yield    Amount      Yield    Amount      Yield
                                   -------     -----    -------     -----    -------     -----
Securities held to maturity:
   Obligations of U.S. government
    corporations and agencies          500     5.00%        500     5.42%           0     0.00%
   Mortgage-backed securities            0     0.00%        686     6.36%       1,057     5.85%
   Obligations of states and
    political subdivisions,
    taxable                            772     5.98%      1,710     6.10%         229     6.28%
                                   -------              -------               -------
    Total taxable                    1,272                2,896                 1,286

   Obligations of states and
    political subdivisions,
    tax-exempt (1)                     515     6.03%      4,566     6.10%       3,039     6.39%
                                   -------              -------               -------
    Total                          $ 1,787              $ 7,462               $ 4,325
                                   -------              -------               -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies      $ 1,637     1.64%    $ 5,623     2.85%     $     0     0.00%
   Mortgage-backed securities            0     0.00%      2,697     4.48%       2,053     4.41%
   Corporate securities                  0     0.00%      6,883     6.71%       2,544     6.54%
   Other taxable securities              0     0.00%          0     0.00%           0     0.00%
                                   -------              -------               -------
    Total taxable                  $ 1,637              $15,203               $ 4,597
                                   -------              -------               -------
   Obligations of states and
    Political subdivisions,
    tax-exempt (1)                       0     0.00%          0     0.00%       1,429     7.38%
                                   -------              -------               -------
    Total                          $ 1,637              $15,203               $ 6,026
                                   -------              -------               -------
Total securities:                  $ 3,424              $22,665               $10,351
                                   =======              =======               =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


Table 8 - Maturity Distribution and Yields of Securities (In Thousands)
          (continued)

                                       Due after
                                     10 years and
                                   Equity Securities          Total
                                   -----------------    -----------------
                                   Amount      Yield    Amount      Yield
                                   -------     -----    -------     -----
Securities held to maturity:
   Obligations of U.S. government
    corporations and agencies            0     0.00%      1,000     5.21%
   Mortgage-backed securities        1,300     5.99%      3,043     6.02%
   Obligations of states and
    political subdivisions,
    taxable                              0     0.00%      2,711     6.08%
                                   -------              -------
    Total taxable                    1,300                6,754

Obligations of states and
    political subdivisions,
    tax-exempt (1)                     393     6.44%      8,513     6.21%
                                   -------              -------
    Total                          $ 1,693              $15,267
                                   -------              -------
Securities available for sale:
   Obligations of U.S. government
    corporations and agencies      $     0     0.00%    $ 7,260     2.58%
   Mortgage-backed securities            0     0.00%      4,750     4.45%
   Corporate securities                811     9.80%     10,238     6.91%
   Other taxable securities          1,391     5.30%      1,391     5.30%
                                   -------              -------
    Total taxable                  $ 2,202              $23,639
                                   -------              -------
   Obligations of state and
    Political subdivisions
    Tax-exempt                           0     0.00%      1,429     7.38%
                                   -------              -------
    Total                          $ 2,202              $25,068
                                   -------              -------
Total securities:                  $ 3,895              $40,335
                                   =======              =======

(1) Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.


Table 9  -  Deposits and Rates Paid (In Thousands)

                                                     December 31
                            --------------------------------------------------------------
                                   2002                 2001                 2000
                            ------------------    ------------------    ------------------
                             Amount      Rate      Amount      Rate      Amount      Rate
                            ---------   ------    ---------   ------    ---------   ------
Noninterest-bearing         $  50,635            $  36,719              $  28,189
                            ---------             ---------             ---------
Interest-bearing:
   NOW accounts                54,639    1.05%      31,041     0.85&       23,487    1.30%
   Money market accounts       34,627    1.80%      33,475     2.40%       18,032    2.92%
   Regular savings accounts    24,106    1.20%      19,081     1.78%       15,181    2.23%
   Certificates of deposit:
     Less than $100,000        44,375    3.17%      51,335     5.82%       56,319    5.38%
     $100,000 and more         28,210    3.05%      25,698     4.67%       26,849    5.80%
                            ---------             ---------             ---------
Total interest-bearing      $ 185,957    2.11%   $ 160,630     3.71%    $ 139,868    4.07%
                            ---------             ---------             ---------
Total deposits              $ 236,592            $ 197,349              $ 168,057
                            =========             =========             =========



Table 10  -  Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and More (In Thousands)

                          Within     Three to     Six to      One to       Over
                          Three        Six        Twelve       Five        Five
                          Months      Months      Months       Years       Years      Total
                         --------    --------    --------    --------    --------    --------
At December 31, 2002     $ 19,227    $  1,215    $  3,910    $  3,858    $      0    $ 28,210
                         ========    ========    ========    ========    ========    ========

Table 11  -  Risk Based Capital Ratios (In Thousands)

                                                       December 31
                                                ------------------------
                                                   2002          2001
                                                ----------    ----------
       Tier 1 Capital:
        Common Stock                            $   3,697     $   3,653
        Capital Surplus                             3,545         3,179
        Retained Earnings                          17,012        14,408
        Other Comprehensive Income:
          Minimum Pension Liability                  (403)            0
        Trust Preferred Capital Notes               7,000             0
        Goodwill                                     (360)         (404)
                                                ----------    ----------
                                                $  30,491     $  20,836
       Tier 2 Capital:

        Allowable Allowance for Loan Losses         2,376         1,797
                                                ----------    ----------
        Total Risk-Based Capital:               $  32,867     $  22,633
                                                ==========    ==========
        Risk Weighted Assets:                   $ 221,037     $ 173,952
                                                ==========    ==========
       Risk Based Capital Ratios:
        Tier 1 to Risk Weighted Assets              13.79%        11.98%

       Total Capital to Risk Weighted Assets        14.87%        13.01%


Table 12  -  Interest Rate Sensitivity Schedule (In Thousands)

                                                             December 31, 2002
                                     -------------------------------------------------------------------
                                                          Mature or Reprice Within
                                     -------------------------------------------------------------------
                                   Over Three
                                                    Months        Over
                                      Three         Through       One Year      Over
                                      Months        Twelve        To Five       Five
                                      Or Less       Months        Years         Years         Total
                                     -----------   -----------   -----------   -----------   -----------
INTEREST-EARNING ASSETS:
   Loans (net of unearned income)    $   69,625    $   14,645    $  124,305    $   17,403    $  225,978
   Securities and other
    interest-earning assets                 792         2,819        22,738        14,013        40,362
  Federal funds sold                      1,857             0             0             0         1,857
                                     -----------   -----------   -----------   -----------   -----------
    Total interest-earning assets    $   72,274    $   17,464    $  147,043    $   31,416    $  268,197
                                     -----------   -----------   -----------   -----------   -----------
INTEREST-BEARING LIABILITIES:
   Certificates of deposit:
     $100,000 and more               $   19,520    $    4,944    $    3,746    $        0    $   28,210
     less than $100,000                  12,586        19,586        12,143            60        44,375
   Other deposits                       113,372             0             0             0       113,372
   Federal funds purchased and
     securities sold under
     agreements to repurchase             2,909             0             0             0         2,909
   Federal Home Loan Bank advances            0        10,000    $   10,000             0        20,000
   Trust preferred capital notes          7,000             0             0             0         7,000
                                     -----------   -----------   -----------   -----------   -----------
    Total interest-bearing
     liabilities                     $  155,387    $   34,530    $   25,889    $       60    $  215,866
                                     -----------   -----------   -----------   -----------   -----------
   Interest sensitivity gap:
    Asset sensitive
    (Liability sensitive)            $  (83,113)   $  (17,066)   $  121,154    $   31,356    $   52,331
                                     ===========   ===========   ===========   ===========   ===========

   Cumulative interest rate gap:     $  (83,113)   $ (100,179)   $   20,975    $   52,331
                                     ===========   ===========   ===========   ===========

   Ratio of cumulative gap to total
    interest earning assets:             -30.99%       -37.35%         7.82%        19.51%
                                     ===========   ===========   ===========   ===========

Item 2.         Properties.

          The current headquarters of the Registrant and the Bank, which is owned, consists of a two-story building of brick construction, with approximately 20,000 square feet of floor space located at 2 East Main Street, Berryville, Virginia. This office has seven teller stations in the lobby, a remote drive-through facility, and an ATM. Upon completion of the drive-through branch facility at 400 McNeil Drive, Berryville, Virginia, the remote drive-through facility at the headquarters will be closed. The Bank owns and operates branch offices at 108 West Main Street, Boyce, Virginia, 1508 Senseny Road, Winchester, Virginia, 40 West Piccadilly Street, Winchester, Virginia, 382 Fairfax Pike, Stephens City, Virginia, 1460 North Frederick Pike, Winchester, Virginia, and 3360 Valley Pike, Winchester, Virginia. The Bank also operates leased branches at 625 East Jubal Early Drive, Winchester, Virginia and 190 Campus Boulevard, Winchester, Virginia. The Bank also owns a building at 18 North Church Street in Berryville, Virginia for future expansion. This site is currently leased and used for offices.

Item 3.         Legal Proceedings.

          The Company is a defendant in various lawsuits wherein substantial amounts are claimed. In the opinion of the Company's legal counsel, these suits are without substantial merit and should not result in judgements which in the aggregate would have a material adverse effect on the Company's financial statements.

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

                    2002            2001            2000            Dividends Per Share
              ---------------------------------------------------------------------------
               High     Low    High     Low    High     Low         2002    2001     2000
              ---------------------------------------------------------------------------
1st Quarter   $24.00  $20.00  $25.50  $24.00  $29.00  $27.50      $0.15    $0.13    $0.11
2nd Quarter    26.00   23.50   25.00   23.00   28.00   25.50       0.16     0.13     0.11
3rd Quarter    26.50   25.50   24.00   23.85   25.50   25.00       0.16     0.14     0.12
4th Quarter    28.00   26.50   24.00   23.50   26.00   25.00       0.17     0.15     0.12


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

          There were 1,306 holders of record of the Registrant's Common Stock as of March 21, 2002.

Item 6.  Selected Financial Data.

The following Selected Financial Data for the five fiscal years ended December 31, 2002 should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements of the Registrant incorporated by reference in response to Item 8, Financial Statements and Supplementary Data.

                                                         Year Ended December 31
                             ------------------------------------------------------------------------
                                 2002           2001           2000           1999           1998
Income Statement Data:       ------------   ------------   ------------   ------------   ------------
Interest and Dividend Income $ 15,970,038   $ 14,514,207   $ 13,342,966   $ 11,014,989   $  9,746,590
Interest Expense                4,618,148      6,012,603      5,899,537      4,485,143      4,204,254
                             ------------   ------------   ------------   ------------   ------------
Net Interest Income          $ 11,351,890   $  8,501,604   $  7,443,429   $  6,529,846   $  5,542,336
  Provision for Loan Losses       700,000        712,500        350,000        335,000        371,886
                             ------------   ------------   ------------   ------------   ------------
Net Interest Income after
 Provision for Loan Losses   $ 10,651,890   $  7,789,104   $  7,093,429   $  6,194,846   $  5,170,450
Noninterest Income              3,468,152      2,983,504      2,175,228      2,024,649      1,707,712
                             ------------   ------------   ------------   ------------   ------------
Net Revenue                  $ 14,120,042   $ 10,772,608   $  9,268,657   $  8,219,495   $  6,878,162
Noninterest Expenses            9,081,685      7,375,872      6,576,135      5,982,827      5,099,167
                             ------------   ------------   ------------   ------------   ------------
Income before
 Income Taxes                $  5,038,357   $  3,396,736   $  2,692,522   $  2,236,668   $  1,778,995
Applicable Income Taxes         1,494,456        952,044        677,696        551,538        470,190
                             ------------   ------------   ------------   ------------   ------------
Net Income                   $  3,543,901   $  2,444,692   $  2,014,826   $  1,685,130   $  1,308,805
                             ============   ============   ============   ============   ============
Performance Ratios:

Return on Average Assets            1.33%          1.15%          1.08%          1.05%          0.94%
Return on Average Equity           15.47%         12.04%         11.05%         10.08%          8.42%
Shareholders' Equity
 to Assets                          8.34%          9.04%          9.82%          9.79%         10.58%
Dividend Payout Ratio              26.51%         32.62%         32.81%         32.06%         35.60%

Per Share Data:

Net Income, basic
 and diluted                 $       2.41   $       1.68   $       1.40    $      1.18   $       0.93
Cash Dividends Declared              0.64           0.55           0.46           0.38           0.33
Book Value                          16.77          14.69          13.33          12.19          11.42
Market Price *                      27.50          24.00          25.50          29.00          27.00
Average Shares Outstanding      1,469,995      1,452,416      1,439,129      1,423,312      1,413,172

Balance Sheet Data:

Assets                       $292,567,571   $237,641,939   $196,133,288   $178,377,761   $153,124,559
Loans                         225,978,331    179,668,892    142,049,516    124,817,215     95,933,498
Securities                     40,334,782     36,972,829     37,918,656     40,587,858     43,081,952
Deposits                      236,591,708    197,348,451    168,056,776    148,888,478    130,209,888
Shareholders' Equity           24,401,791     21,472,707     19,265,486     17,460,848     16,193,501

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          The purpose of this discussion is to focus on the important factors affecting the Company's financial condition and results of operations. This discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements (including the notes thereto). The Company also files an annual statement on Form 10-K with the Securities and Exchange Commission (S.E.C.) which contains financial tables on which parts of this discussion are based. The Company's Form 10-K may be obtained from the EDGAR database on the S.E.C.'s web site at www.sec.gov, from the Investor Relations section of the web site www.bankofclarke.com, or by request from the Company's transfer agent.

CRITICAL ACCOUNTING POLICIES

          The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within these statements is, to a significant extent, based on measurements of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company uses historical loss factors as one element in determining the inherent loss that may be present in the loan portfolio. Actual losses could differ significantly from the historical factors that are used. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact the transactions could change.
          The allowance for loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they are estimable, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company's allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on their disposition. The sum of the losses on the individual loans becomes the Company's specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company's market. As the loans are identified which are affected by these events or losses are experienced on the loans which are affected by these events, they will be recognized within the specific or formula allowances.

OVERVIEW

          Total assets of the Company increased $54.9 million or 23.11% during 2002 from $237.6 million at December 31, 2001 to $292.6 million at December 31, 2002. Net loans increased $45.7 million or 25.71% from $177.9 million to $223.6 million at December 31, 2001 and 2002, respectively. Securities increased $3.4 million or 9.09% from $37.0 million to $40.3 million at December 31, 2001 and 2002, respectively. The increase in total assets was funded by deposit growth, a Federal Home Loan Bank advance, and the issuance of trust preferred capital notes. Total deposits increased $39.2 million or 19.89% from $197.3 million to $236.5 million at December 31, 2001 to December 31, 2002. Federal Home Loan Bank advances increased $10.0 million during 2002 from $10.0 million at December 31, 2001 to $20.0 million at December 31, 2002. The Company issued $7.0 million is trust preferred capital notes during 2002 and invested the proceeds in its subsidiary, Bank of Clarke County. Shareholders' equity increased $2.9 million or 13.64% during 2002 from $21.5 million to $24.4 million at December 31, 2001 and 2002, respectively.
          Net income was $3.5 million for 2002, which represents a $1.1 million or 44.96% increase over net income of $2.4 million for 2001. Net income for 2000 was $2.0 million. Earnings per share were $2.41, $1.68 and $1.40 for 2002, 2001 and 2000, respectively. This represents a $0.73 or 43.45% increase for 2002 as compared to 2001 and a $0.28 or 20.00% increase for 2001 as compared to 2000. Return on average equity was 15.47% for 2002 as compared to 12.04% for 2001 and 11.05% for 2000. Return on average assets was 1.33% for 2002 as compared to 1.15% for 2001 and 1.08% for 2000. Increases in earning assets, net interest margin and noninterest income contributed to increases in net income during 2002 and 2001.

NET INTEREST INCOME AND NET INTEREST MARGIN

          Net interest income, the difference between total interest income and total interest expense, is the Company's primary source of earnings. Net interest income was $11.4 million for 2002, $8.5 million for 2001 and $7.4 million for 2000, which represents increases of $2.9 million or 33.53% for 2002 and $1.1 million or 14.22% for 2001. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. The difference between rates on earning assets and the cost of funds is measured by the net interest margin. The net interest margin was 4.73% for 2002 as compared to 4.47% for 2001 and 4.46% for 2000. The Company realized an increase in net interest margin during 2002 from a greater decrease in the average rate on interest-bearing liabilities than in the tax-equivalent yield on earning assets.
          The tax-equivalent yield on earning assets was 6.61% for 2002 as compared to 7.54% in 2001 and 7.87% in 2000. The tax-equivalent yield on total loans decreased to 6.75% for 2002 from 7.84% for 2001 as compared to 8.30% for 2000. The tax-equivalent yield on loans was decreased by changes in the yield curves and indices that are used to price loans and by customers refinancing their existing mortgage into a lower rate product. Total tax-equivalent interest earned on loans was $14.1 million for 2002 as compared to $12.3 million for 2001 and $11.1 million for 2000. This represents an increase of $1.8 million or 13.92% for 2002 and an increase of $1.2 million or 10.85% for 2001. The average balance of loans was $208.2 million for 2002, $157.6 million for 2001 and $134.2 million for 2000. This represents an increase of $50.6 million or 32.14% for 2002 and an increase of $23.4 million or 17.40% for 2001. The tax-equivalent yield on securities was 6.01% for 2002 as compared to 6.38% for 2001 and 2000. The tax-equivalent yield on securities decreased because securities that were purchased during 2002 had a significantly lower yield than the securities being held at December 31, 2001. During 2002, the Company primarily purchased obligations of U.S. government corporations and agencies, and mortgage-backed securities. Because these securities are risk-free with regard to credit quality, their yields are lower than the yields on other types of securities being held by the Company. Total tax-equivalent interest earned on securities was $2.1 million for 2002 as compared to $2.4 million for 2001 and $2.5 million for 2000. This represents a decrease $0.3 million or 11.81% for 2002 and a decrease of $0.1 million or 2.26% for 2001. The average balance of securities was $35.6 million for 2002, $38.0 million for 2001 and $38.9 million for 2000. This represents a decrease of $2.4 million or 6.32% for 2002 and a decrease of $0.9 million or 2.31% for 2001.
          The average rate on interest-bearing liabilities was 2.31% for 2002 as compared to 3.76% for 2001 and 4.17% for 2000. A substantial portion of the decrease in the average rate on interest-bearing liabilities during 2002 can be attributed to the maturity of higher rate certificates of deposit, which were issued during 2000 and 2001. The remainder of the decrease in the average rate on interest-bearing liabilities can be attributed to the repricing of deposits in response to monetary policy actions and yield curve changes. Interest expense was $4.6 million for 2002 as compared to $6.0 million for 2001 and $5.9 million for 2000. This represents a decrease of $1.4 million or 23.20% for 2002 and an increase of $0.1 million or 1.92% for 2001. The average balance of interest-bearing liabilities was $199.8 million for 2002, $159.8 million for 2001 and $141.5 million in 2000. This represents an increase of $40.0 million or 25.00% for 2002 and an increase of $18.3 million or 12.93% for 2001. Interest expense as a percent of average earning assets was 1.88% for 2002, 3.07% for 2001 and 3.40% for 2000. Net interest spread increased from 3.70% in 2000 to 3.78% in 2001 and 4.30% in 2002.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

          The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the section Critical Accounting Policies above. The provision for loan losses was $700,000 for 2002, $712,500 for 2001 and $350,000 for 2000.
This represents a decrease of $12,500 for 2002 and an increase of $362,500 for 2001. Charged-off loans were $188,132, $350,540 and $170,518 for 2002, 2001 and
2000, respectively. Recoveries were $67,332, $95,217 and $37,988 for 2002, 2001 and 2000, respectively. Net charge-offs were $120,800, $255,323 and $132,530 for 2002, 2001 and 2000, respectively. The allowance for loan losses as a percentage of loans was 1.05%, 1.00% and 0.94% at the end of 2002, 2001 and 2000,
respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 19.67 times for 2002, 7.04 times for 2001 and 10.11 times for 2000. The ratio of net charge-offs to average loans was 0.06%, 0.16% and 0.10% for 2002, 2001 and 2000, respectively.

NONINTEREST INCOME AND EXPENSES

          Total noninterest income was $3,468,152, $2,983,504 and $2,175,228 during 2002, 2001 and 2000, respectively. This represents an increase of $484,648 or 16.24% for 2002 and an increase of $808,276 or 37.16% for 2001.
Service charges on deposit accounts were $1,061,198, $924,846 and $742,026 during 2002, 2001 and 2000, respectively. This represents an increase of $136,352 or 14.74% for 2002 and an increase of $182,352 or 24.64% for 2001. The increase in 2002 can be attributed to new demand deposit and savings accounts obtained through the subsidiary's branch network. The Sunnyside branch, which opened during April 2002, had approximately 650 demand deposit and savings accounts with a total balance of $5.9 million by December 31, 2002. The increase in 2001 can be attributed to new demand deposit and savings accounts and increases in the fee schedule for those account types. Other service charges and fees were $1,735,475, $1,317,379 and $964,223 during 2002, 2001 and 2000, respectively. This represents an increase of $418,096 or 31.74% for 2002 and and increase of $353,156 or 36.63% for 2001. The increases during 2001 and 2002 can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees generated from the origination of mortgage loans for the secondary market, and fees generated from the Bank's ATM/debit card and credit card programs.
          Total noninterest expenses were $9,081,685, $7,375,872 and $6,576,135 during 2002, 2001 and 2000, respectively. This represents an increase of $1,705,813 or 23.13% for 2002 and an increase of $799,737 or 12.16% for 2001.
Salaries and employee benefits were $5,295,123, $4,157,713 and $3,575,431 during 2002, 2001 and 2000, respectively. This represents an increase of $1,137,410 or 27.36% for 2002 and an increase of $582,282 or 16.29% for 2001. The increases in 2001 and 2002 for salaries and employee benefits can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company. Occupancy expenses were $507,353, $430,914 and $513,400 during 2002, 2001 and 2000, respectively. This represents an increase of $76,439 or 17.74% for 2002 and a decrease of $82,486 or 16.07% for 2001.
Equipment expenses were $779,548, $683,184 and $632,097 during 2002, 2001 and
2000, respectively. This represents an increase of $96,364 or 14.11% for 2002 and an increase of $51,087 or 8.08% for 2001. The increase during 2002 can be attributed to computer hardware upgrades and the installation of a new telephone system. The increase during 2001 can be attributed to software installations and upgrades.
          The efficiency ratio of the Company, a measure of its performance based upon the relationship between noninterest expenses and operating income, was 60.25% for 2002, 63.15% for 2001 and 66.37% for 2000. The decreases in the efficiency ratio can be attributed to the percentage increase in tax-equivalent net interest income and noninterest income being greater than the percentage increase in noninterest expenses. It is management's objective to maintain an efficiency ratio at or below 65.00% for the Company.

INCOME TAXES

          Income tax expense was $1,494,456, $952,044 and $677,696 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 29.66%, 28.03% and 25.17% for 2002, 2001 and 2000, respectively. Note 7 to the
Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company's actual income tax expense. In addition, Note 7 to the Consolidated Financial Statements provides information regarding the principal items giving rise to deferred taxes for 2002 and 2001.

LOAN PORTFOLIO

          The Company's primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Loans, net of unearned income, were $226.0 million, $179.7 million and $142.0 million at December 31 2002, 2001 and 2000, respectively. This represents an increase of $46.3 million or 25.77% for 2002 and an increase of $37.7 million or 26.48% for 2001. The Company's significant loan growth during 2002 and 2001 was accomplished through competitive loan pricing, experienced loan officers, and continuous sales efforts. The ratio of loans to deposits was 95.51%, 91.04% and 84.52% for December 31, 2002, 2001 and 2000, respectively. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Loans secured by real estate were $174.7 million or 77.31%, $138.5 million or 77.09%, and $110.5 million or 77.81% of total loans at December 31, 2002, 2001, and 2000, respectively. This represents an increase of $36.2 million or 26.14% for 2002 and $28.0 million or 25.30% for 2001. These loans are well-secured and based on conservative appraisals in a stable market. The Company generally does not make real estate loans outside its primary market area which consists of Clarke and Frederick Counties and the City of Winchester, all of which are located in the Northern Shenandoah Valley in the state of Virginia. Consumer installment loans were $31.4 million or 13.88%, $25.9 million or 14.42% and $18.7 million or 13.20% of total loans at December 31, 2002, 2001 and 2000, respectively. This represents an increase of $5.5 million or 21.10% for 2002 and $7.2 million or 38.19% for 2001. Commercial and industrial loans were $18.7 million or 8.26%, $13.9 million or 7.74% and $10.7 million or 7.57% of total loans at December 31, 2002, 2001 and 2000. This represents an increase of $4.8 million or 34.21% for 2002 and $3.2 million or 29.43% for 2001.

RISK ELEMENTS AND NON-PERFORMING ASSETS

          Non-performing assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). There were no non-performing assets as of December 31, 2000 or 2002. Total non-performing assets were $2,029,379 as of December 31, 2001, which resulted in a ratio of non-performing assets to loans and other real estate owned of 1.13%.
          Total loans past due 90 days or more and still accruing interest were $26,674 or 0.012%, $7,827 or 0.004% and $46,713 or 0.033% of total loans at
December 31, 2002, 2001 and 2000, respectively. The loans past due 90 days or more and still accruing interest are secured and in the process of collection, therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Upon being placed on nonaccrual status, accrued interest would be reversed from income and future accruals would be discontinued with interest income being recognized on a cash basis. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the section Critical Accounting Policies above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $1,021,153 and $976,192 at December 31, 2002 and 2001, respectively. This represents an increase of $44,961 or 4.61% during 2002. These loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $70,483 in specific allocations for these loans.

SECURITIES

          The total amount of securities as of December 31, 2002 was $40.4 million as compared to $37.0 million as of December 31, 2001, which represents an increase of $3.3 million or 9.09% during 2002. The increase in 2002 was to provide additional collateral to pledge for public and other deposits as required by law and to maintain adequate liquidity as discussed within the section Liquidity and Market Risk below.
          The Company had $15.3 million and $20.2 million in securities classified as held to maturity at December 31, 2002 and 2001, respectively, which represents a decrease of $4.9 million or 24.64% during 2002. The Company had $25.1 million and $16.7 million in securities classified as available for sale at December 31, 2002 and 2001, respectively, which represents an increase of $8.4 million or 49.99% during 2002. The Company allowed held to maturity securities to mature and paydown during the year and used these proceeds to invest in available for sale securities. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity when needed to meet short-term obligations.
          The Company had an unrealized gain on available for sale securities in the amount of $834,787 at December 31, 2002 as compared to an unrealized gain in the amount of $352,229 at December 31, 2001. This resulted in a total unrealized gain of $482,558 during 2002. This unrealized gain can be attributed to changes in interest rates during 2002. Unrealized gains or losses on available for sale securities are reported within shareholders' equity, net of the related deferred tax effect, as accumulated other comprehensive income.

DEPOSITS

          Total deposits were $236.6 million and $197.3 million at December 31, 2002 and 2001, respectively, which represents an increase of $39.3 million or 19.89% during 2002. Noninterest bearing demand deposits increased $13.9 million or 37.90% to $50.6 million at December 31, 2002 from $36.7 million at December 31, 2001. Savings and interest bearing demand deposits increased $29.8 million or 35.62% to $113.4 million at December 31, 2002 from $83.6 million at December 31, 2001. Time deposits decreased $4.4 million or 5.77% to $72.6 million at December 31, 2002 from $77.0 million at December 31, 2001. The increases in demand deposits and savings and interest bearing demand deposits can be attributed to deposit accounts gained through the subsidiary's branch network. The decrease in time deposits can be attributed to the migration of maturing certificates of deposit into accessible accounts without fixed terms.
          The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of demand deposits, interest-bearing demand deposits, money market accounts, savings accounts, and time deposits of less than $100,000. Core deposits totaled $208.4 million or 88.08% of total deposits at December 31, 2002 as compared to $171.7 million or 86.98% of total deposits at December 31, 2001. Certificates of deposit of $100,000 or more totaled $28.2 million or 11.92% of total deposits at December 31, 2002 as compared to $25.7 million or 13.02% of total deposits at December 31, 2001. Although allowed by policy, the Company has not utilized brokered certificates of deposits as a source of funding. Also, the Company does not solicit deposits from outside of its primary market area.

CAPITAL RESOURCES

          The Company continues to be a well capitalized financial institution. Total shareholders' equity on December 31, 2002 was $24.4 million, reflecting a percentage of total assets of 8.34%, as compared to $21.5 million and 9.04% at December 31 2001. Shareholders' equity per share increased $1.81 or 12.32% to $16.77 per share at December 31, 2002 from $14.69 per share at December 31, 2001. The return on average shareholders' equity increased to 15.47% for 2002 from 12.04% for 2001. During 2002 the Company paid $0.64 per share in dividends as compared to $0.55 per share for 2001. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
          Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier I capital consists of total shareholders' equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier I capital. The $7.0 million in trust preferred securities, issued by the Company during 2002, qualifies as Tier I capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier I risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. Additionally, they must maintain a minimum Tier I leverage ratio of 4%. As of December 31, 2002, the Company's Tier I risk-based capital ratio was 13.79% compared to 11.98% in 2001, the total risk-based capital ratio was 14.87% compared to 13.01% in 2001 and the leverage ratio was 10.69% compared to 9.07% in 2001. See Note 12 to the Consolidated Financial Statements as of December 31, 2002 for additional discussion and analysis of regulatory capital requirements.

LIQUIDITY AND MARKET RISK

          Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2002, liquid assets totaled $93.2 million as compared to $64.3 million at December 31, 2001. These amounts represent 34.76% for 2002 and 29.75% for 2001, of total liabilities. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank's membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company's senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.
          As the holding company of Bank of Clarke County, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. As of December 31, 2002, the Company did not have any hedging transactions in place such as interest rate swaps, floors or caps.
          The Bank's interest rate management strategy is designed to maximize net interest income and preserve the capital of the Company. The following paragraphs provide the results from various simulations that the Bank's financial instruments are periodically subjected to. These models are based on actual data from the Bank's financial statements and assumptions about the performance of certain financial instruments. Prepayment assumptions are applied to all mortgage related assets, which includes real estate loans and mortgage-backed securities. Prepayment assumptions are based on a median rate at which principal payments are received on these assets over their contractual term. The rate of principal payback is assumed to increase when rates fall and decrease when rates rise. Term assumptions are applied to nonmaturity deposits, which includes demand deposits, NOW accounts, savings accounts, and money market accounts. Demand deposits, NOW accounts, and savings accounts are generally assumed to have a term greater than one year since the total amount outstanding does not fluctuate with changes in interest rates. Money market accounts are assumed to be more interest rate sensitive, therefore, a majority of the amount outstanding is assumed to have a term of less than one year.
          The Bank uses interest rate sensitivity analysis which uses the term to maturity or repricing for rate sensitive assets and liabilities to measure how well they match. Differences in the terms of rate sensitive assets and liabilities create gaps, which are analyzed for each term segment and analyzed cumulatively. Management focuses on the static 1-year cumulative gap to measure its short-term sensitivity position. The Company had negative static 1-year cumulative gaps of 10.72% and 25.87% of total rate sensitive assets at December 31, 2002 and 2001, respectively. The negative gap indicates a liability sensitive position, which is expected by management since deposits have relatively short terms with most having a variable rate and loans have longer terms with most having a fixed rate. The decrease in the negative static 1-year cumulative gap from 2001 to 2002 reflects a shift in the preference of some borrowers as they utilize lower variable rate terms versus higher fixed rate terms. Because this analysis is only a general indication of the Bank's interest rate sensitivity and is based on the balance sheet's composition at a single point of time, no policy limits are established with regard to the negative static 1-year cumulative gap.
          The Bank also measures the change in net income assuming rates would increase or decrease by 200 basis points. If rates decreased by 200 basis points, net income would have decreased by 4.80% in 2002 and increased by 10.06% in 2001 as compared to net income in a stable rate environment. Conversely, if rates increased by 200 basis points, net income would have increased by 2.66% in 2002 and decreased by 10.62% in 2001 as compared to net income in a stable rate environment. The results for 2001, like interest rate sensitivity analysis, indicate that the Bank is liability sensitive due to the percentage change in net income being larger when rates increase by 200 basis points. The results for 2002 reflect that the bank is slightly asset sensitive, however, the results actually reflect the overall low interest rate environment of the economy. Additional interest rate decreases would decrease the yield on assets through the repricing of variable rate loans, but in the current interest rate environment it becomes more difficult to decrease the cost of funds through repricing deposits. The income simulation results for 2002 as compared to 2001 indicate that changes in the balance sheet's structure have decreased the volatility of net interest income because the percentages of change for both interest rate assumptions are lower in 2002 as compared to 2001.
          Finally, the Bank measures the change in present value of its balance sheet assuming rates would increase or decrease by 200 basis points. This simulation applies these rate changes to the net present value of the balance sheet which is derived by subtracting the net present value of liabilities from the net present value of assets. If rates decreased by 200 basis points, the net present value of the balance sheet would have decreased by 11.90% in 2002 and 6.66% in 2001. Conversely, if rates increased by 200 basis points, the net present value of the balance sheet would have decreased by 2.33% in 2002 and 10.05% in 2001. This simulation confirms the Bank's liability sensitive position for 2001 since the net present value of the balance sheet changes by a greater percentage in a rising rate environment. This simulation also reflects the Bank's asset sensitive position for 2002 since the net present value of the sheet changes by a greater percentage in a falling rate environment.

RECENT ACCOUNTING PRONOUNCEMENTS

          In December 31, 2001, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on the Company's consolidated financial statements.
          In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.
          In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.
          Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, the Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.
          In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.
         The adoption of Statement No. 142, 145, 146 and 147 did not have a material impact on the Company's consolidated financial statements.
          The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. This statement was not applicable to the Company during 2002.

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

Item 8.     Financial Statements and Supplementary Data

          Pursuant to General Instruction G(2) information required by this Item is incorporated by reference to Part IV, Item 15.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant.

          The information required by Part III, Item 10., is incorporated herein by reference to the Company's proxy statement, dated March 24, 2003, for the Company's 2003 Annual Meeting of Shareholders to be held April 16, 2003.

Item 11.     Executive Compensation.

          The information required by Part III, Item 11., is incorporated herein by reference to the Company's proxy statement, dated March 24, 2003, for the Company's 2003 Annual Meeting of Shareholders to be held April 16, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

          The information required by Part III, Item 12., is incorporated herein by reference to the Company's proxy statement, dated March 24, 2003, for the Company's 2003 Annual Meeting of Shareholders to be held April 16, 2003.


Item 13.     Certain Relationships and Related Transactions.

          The information required by Part III, Item 13., is incorporated herein by reference to the Company's proxy statement, dated March 24, 2003, for the Company's 2003 Annual Meeting of Shareholders to be held April 16, 2003.

Item 14.     Controls and Procedures

             Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed or incorporated by reference as part of this report on Form 10-K.

(1)    Financial Statements

       Financial statements of the registrant for the fiscal year ended December 31, 2002 are incorporated herein by reference to Exhibit 99.2.

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

       Exhibit 11.                Computation   of   Per   Share   Earnings
                                  (incorporated herein as Exhibit 11).

       Exhibit 12.                Not applicable.

       Exhibit 13. Portions of the 2002 Annual Report to Shareholders for the year ended December 31, 2002 (filed herein).

       Exhibit 16.                Not applicable.

       Exhibit 18.                Not applicable.

       Exhibit 21.                Subsidiaries of the Registrant
                                  (incorporated herein as Exhibit 21).

       Exhibit 22.                Not applicable.

       Exhibit 23.                Not applicable.

       Exhibit 24.                Not applicable.

       Exhibit 99.                Additional Exhibits

             99.1 Certification Pursuant to 18 U.S.C. Sec-tion 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein as Exhibit 99.1).

             99.2 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 2002 (incorporated herein as
                                  Exhibit 99.2).

                                  1.  Independent Auditor's Report.
                                  2.  Consolidated Balance Sheets -
                                      At December 31, 2002 and 2001.
                                  3.  Consolidated Statements of Income -
                                      Years ended December 31, 2002, 2001, and
                                      2000.
                                  4.  Consolidated Statements of Changes in
                                      Shareholders'  Equity  -
                                      Years ended December 31, 2002, 2001, and
                                      2000.
                                  5.  Consolidated Statements of Cash Flows -
                                      Years ended December 31, 2002, 2001, and
                                      2000.
                                  6.  Notes to Consolidated Financial
                                      Statements.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the registrant during the fourth quarter of 2002.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March, 2003.

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


/s/ JOHN R. MILLESON                   President, Chief Executive       March 24, 2003
-------------------------              Officer, and Director
John R. Milleson                       (principal executive officer)

/s/ JAMES W. MCCARTY, JR.              Vice President, Chief            March 24, 2003
-------------------------              Financial Officer, and
James W. McCarty, Jr.                  Secretary-Treasurer
                                       (principal financial officer)

/s/ JOHN D. HARDESTY                   Chairman of the Board            March 24, 2003
-------------------------              and Director
John D. Hardesty

/s/ LEWIS M. EWING                     Director                         March 24, 2003
-------------------------
Lewis M. Ewing

/s/ THOMAS T. BYRD                     Director                         March 24, 2003
-------------------------
Thomas T. Byrd

/s/ THOMAS T. GILPIN                   Director                         March 24, 2003
-------------------------
Thomas T. Gilpin

/s/ MARY BRUCE GLAIZE                  Director                         March 24, 2003
-------------------------
Mary Bruce Glaize

/s/ ROBERT W. SMALLEY, JR.             Director                         March 24, 2003
-------------------------
Robert W. Smalley, Jr.

/s/ RANDALL G. VINSON                  Director                         March 24, 2003
-------------------------
Randall G. Vinson

/s/ JAMES T. VICKERS                   Director                         March 24, 2003
-------------------------
James T. Vickers

/s/ JAMES R. WILKINS, JR.              Director                         March 24, 2003
-------------------------
James R. Wilkins, Jr.


SECTION 302 CERTIFICATION

I, John R. Milleson, certify that:

1. I have reviewed this Annual Report on Form 10-K of Eagle Financial Services, Inc.;

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

Date:  March 24, 2003

/s/ JOHN R. MILLESON
--------------------------
John R. Milleson.
President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, James W. McCarty, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-K of Eagle Financial Services, Inc.;

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

Date:  March 24, 2003

/s/ JAMES W. MCCARTY, JR.
--------------------------
James W. McCarty, Jr.
Vice President, Chief Financial Officer, and Secretary-Treasurer

                               EAGLE FINANCIAL SERVICES, INC.
                                 EXHIBIT INDEX TO FORM 10-K
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


              EXHIBIT NUMBER      DESCRIPTION
              --------------      ----------------------------------------

                   11             Computation of Per Share Earnings .

                   21             Subsidiaries of the Registrant.

                   99.1 Certification Pursuant to 18 U.S.C. Sec-tion 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein as Exhibit 99.1).

                   99.2 The following consolidated financial statements of the Company including the related notes and the report of the independent auditors for the year ended December 31, 2002.

                                  1.  Independent Auditor's Report.
                                  2.  Consolidated Balance Sheets -
                                      At December 31, 2002 and 2001.
                                  3.  Consolidated Statements of Income -
                                      Years ended December 31, 2002, 2001, and
                                      2000.
                                  4.  Consolidated  Statements  of Changes
                                      in Shareholders' Equity -
                                      Years ended December 31, 2002, 2001, and
                                      2000.
                                  5.  Consolidated Statements of Cash Flows -
                                      Years ended December 31, 2002, 2001, and
                                      2000.
                                  6.  Notes  to   Consolidated   Financial
                                      Statements.