Form 10-Q
period 2003-03-31
EAGLE FINANCIAL SERVICES INC
filed 2003-05-14
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    Form 10-Q

          X        Quarterly Report Under Section 13 or 15(d) of the Securities
      ---------    Exchange Act of 1934
                   For the quarterly period ended March 31, 2003

                   Transition Report Under Section 13 or 15(d) of the Exchange
      ---------    Act

-------------------------------------------------------------------------------

                         EAGLE FINANCIAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

           Virginia                   0-20146                   54-1601306
(State or other jurisdiction of     (Commission              (I.R.S. Employer
 incorporation or organization)     File Number)            Identification No.)


                   2 East Main Street, Berryville, Virginia  22611
              (Address of principal executive offices, including zip code)


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

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of May 9, 2003 was 1,482,389.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ............................  3

                 Consolidated Balance Sheets as of
                 March 31, 2003 and December 31, 2002    ....................  3

                 Consolidated Statements of Income for the Three
                 Months Ended March 31, 2003 and 2002   .....................  4

                 Consolidated Statements of Shareholders' Equity for
                 the Three Months Ended March 31, 2003 and 2002    ..........  5

                 Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 2003 and 2002    ..........  6

                 Notes to Consolidated Financial Statements    ..............  7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ...............  8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ...........................................  9

Item 4.      Controls and Procedures    ..................................... 10


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ........................................... 11
Item 2.      Changes in Securities and Use of Proceeds    ................... 11
Item 3.      Defaults Upon Senior Securities    ............................. 11
Item 4.      Submission of Matters to a Vote of Security Holders    ......... 11
Item 5.      Other Information    ........................................... 11
Item 6.      Exhibits and reports on Form 8-K    ............................ 12

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                 As of March 31, 2003 and December 31, 2002

                                               Unaudited
                                              Mar 31, 2003       Dec 31, 2002
                                             ---------------    ---------------
Assets
Cash and due from banks                      $    8,141,474     $   14,341,473
Federal funds sold                                9,564,000          1,857,000
Securities available for sale,
   at fair value                                 27,005,192         25,068,025
Securities held to maturity
(fair value: 2003,$15,367,981;
   2002, $15,861,743)                            14,784,796         15,266,757
Loans, net allowance for loan losses
   of $2,469,665 in 2003 and
   $2,376,463 in 2002                           233,905,986        223,601,868
Bank premises and equipment, net                  7,966,274          7,653,104
Other assets                                      4,647,675          4,779,344
                                             ---------------    ---------------
           Total assets                      $  306,015,397     $  292,567,571
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   52,500,005     $   50,635,337
       Interest bearing demand deposits,
          money market and savings accounts     124,950,856        113,371,665
       Time deposits                             71,139,911         72,584,706
                                             ---------------    ---------------
          Total deposits                     $  248,590,772     $  236,591,708
    Federal funds purchased, securities
       sold under agreements to repurchase
       and other short-term borrowings            3,195,397          2,909,443
    Federal Home Loan Bank advances              20,000,000         20,000,000
    Trust preferred capital notes                 7,000,000          7,000,000
    Other liabilities                             2,010,813          1,664,629
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  280,796,982     $  268,165,780
                                             ---------------    ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2003, 1,482,389; issued
         2002, 1,478,770 shares                   3,705,973          3,696,926
    Surplus                                       3,632,628          3,545,408
    Retained Earnings                            17,659,549         17,012,437
    Accumulated other comprehensive income          220,265            147,020
                                             ---------------    ---------------
           Total shareholders' equity        $   25,218,415     $   24,401,791
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  306,015,397     $  292,567,571
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                         Consolidated Statements of Income
                For the Periods Ended March 31, 2003 and 2002

                                                          Unaudited
                                                      Three Months Ended
                                                           March 31
                                                     2003             2002
                                                ---------------  ---------------
    Interest and Dividend Income
      Interest and fees on loans                $    3,568,858   $    3,267,057
      Interest on federal funds sold                    19,415                0
      Interest on securities held to maturity:
          Taxable interest income                       93,013          156,632
          Interest income exempt from
            federal income taxes                        82,610           94,966
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      251,506          202,902
          Interest income exempt from
             federal income taxes                       16,048           17,738
          Dividends                                     33,607           35,793
      Interest on deposits in banks                        175              126
                                                ---------------  ---------------
                Total interest and
                   dividend income              $    4,065,232   $    3,775,214
                                                ---------------  ---------------
    Interest Expense
      Interest on deposits                      $      795,919   $    1,006,640
      Interest on federal funds purchased,
          securities sold under agreements
          to repurchase and other short-
          term borrowings                                8,233           41,482
      Interest on Federal Home Loan
          Bank advances                                197,125          144,298
      Interest on trust preferred
          capital notes                                 84,747                0
                                                ---------------  ---------------
                Total interest expense          $    1,086,014   $    1,192,420
                                                ---------------  ---------------
                Net interest income             $    2,979,218   $    2,582,794
      Provision For Loan Losses                        125,000          264,400
                                                ---------------  ---------------
                Net interest income after
                provision for loan losses       $    2,854,218   $    2,318,394
                                                ---------------  ---------------

    Noninterest Income
      Trust Department income                   $      156,967   $      116,170
      Service charges on deposits                      299,339          244,495
      Other service charges and fees                   429,078          315,274
      Securities gains                                       0           36,036
      Other operating income                            23,080           29,899
                                                ---------------  ---------------
                                                $      908,464   $      741,874
                                                ---------------  ---------------
    Noninterest Expenses
      Salaries and wages                        $    1,162,809   $      999,089
      Pension and other employee benefits              301,550          141,521
      Occupancy expenses                               153,846          111,652
      Equipment expenses                               183,964          162,844
      Credit card expense                               33,593           56,909
      ATM network fees                                  47,769           44,039
      Postage expense                                   51,461           41,782
      Stationary and supplies                           64,606           49,599
      Other operating expenses                         459,791          355,251
                                                ---------------  ---------------
                                                $    2,459,389   $    1,962,686
                                                ---------------  ---------------
               Income before income taxes       $    1,303,293   $    1,097,582
    Income Tax Expense                                 390,002          327,832
                                                ---------------  ---------------
                Net Income                      $      913,291   $      769,750
                                                ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.62   $         0.53
                                                ===============  ===============


                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
             For the Three Months Ended March 31, 2003 and 2002
                                    Unaudited
                                                                                    Accumulated
                                                                                       Other
                                         Common                       Retained     Comprehensive  Comprehensive
                                          Stock         Surplus       Earnings       Income(Loss)    Income          Total
                                      -------------  -------------  -------------  -------------  -------------  ------------
Balance, December 31, 2001            $  3,653,487   $  3,178,848   $ 14,407,901   $    232,471                  $ 21,472,707
Comprehensive income:
Net income                                                               769,750                  $    769,750        769,750
Other comprehensive income:
  Unrealized holding losses arising
    during the period, net of
    deferred income taxes of
    $51,589                                                                                           (100,143)
  Reclassification adjustment, net
    of deferred income taxes of
    $12,252                                                                                            (23,784)
                                                                                                  -------------
Other comprehensive income, net of
  deferred income taxes of $63,841                                                     (123,927)      (123,927)      (123,927)
                                                                                                  -------------
Total comprehensive income                                                                        $    645,823
                                                                                                  =============
Issuance of common stock, dividend
  investment plan (3,558 shares)             8,896         72,235                                                      81,131
Dividends declared ($0.15 per share)                                    (219,210)                                    (219,210)
Fractional shares purchased                    (11)           (92)                                                       (103)
                                      -------------  -------------  -------------  -------------                 -------------
Balance, March 31, 2002               $  3,662,372   $  3,250,991   $ 14,958,441   $    108,544                  $ 21,980,348
                                      =============  =============  =============  =============                 =============

Balance, December 31, 2002            $  3,696,926   $  3,545,408   $ 17,012,437   $    147,020                  $ 24,401,791
Comprehensive income:
Net Income                                                               913,291                  $   913,291         913,291
Other comprehensive income:
  Unrealized holding gains arising
    during the period, net of
    deferred income taxes of
    $37,731                                                                              73,245        73,245          73,245
                                                                                                  -------------
Total comprehensive income                                                                        $   986,536
                                                                                                  =============
Issuance of common stock, dividend
  investment plan (3,619 shares)             9,048         87,228                                                      96,276
Dividends declared ($0.18 per share)                                    (266,179)                                    (266,179)
Fractional shares purchased                     (1)            (8)                                                         (9)
                                      -------------  -------------  -------------  -------------                 -------------
Balance, March 31, 2003               $  3,705,973   $  3,632,628   $ 17,659,549   $    220,265                  $ 25,218,415
                                      =============  =============  =============  =============                 =============

                  Eagle Financial Services, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
              For the Three Months Ended March 31, 2003 and 2002

                                                           Unaudited
                                                        Three Months Ended
                                                            March 31
                                                      2003             2002
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $    913,291    $    769,750
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                       110,295         105,285
    Amortization of intangible and other assets         51,747          42,372
    (Gain)Loss on equity investment                     (1,034)          2,341
    Provision for loan losses                          125,000         264,400
    (Gain) on sale of securities                             0         (36,036)
    Premium amortization on securities, net             39,429          13,464
    Changes in assets and liabilities:
      (Increase)decrease in other assets                80,956        (131,968)
      Increase in other liabilities                    308,453         324,031
                                                  -------------   -------------
      Net cash provided by operating activities   $  1,628,137    $  1,353,639
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  1,476,091    $  1,811,520
  Proceeds from maturities and principal
   payments on securities available for sale         1,637,863         891,787
  Proceeds from sales of securities available
   for sale                                                  0         306,108
  Purchases of securities held to maturity          (1,000,000)              0
  Purchases of securities available for sale        (3,497,613)       (927,038)
  Purchases of bank premises and equipment            (423,465)       (671,566)
  Net (increase) in loans                          (10,429,118)    (21,249,809)
                                                  -------------   -------------
      Net cash (used in) investing activities     $(12,236,242)   $(19,838,998)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $ 13,443,859    $ 12,411,965
  Net (decrease) in certificates of deposit         (1,444,795)     (1,115,693)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase and other short-term
   borrowings                                          285,954        (170,791)
  Proceeds from Federal Home Loan Bank advances              0       8,000,000
  Cash dividends paid                                 (169,903)       (138,079)
  Fractional shares purchased                               (9)           (103)
                                                  -------------   -------------
      Net cash provided by financing activities   $ 12,115,106    $ 18,987,299
                                                  -------------   -------------
Increase in cash and cash equivalents             $  1,507,001    $    501,940

Cash and Cash Equivalents
  Beginning                                         16,198,473      13,105,622
                                                  -------------   -------------
  Ending                                          $ 17,705,474    $ 13,607,562
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                      $  1,131,781    $  1,215,106
                                                  =============   =============
    Income taxes                                  $          0    $    401,155
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $     96,276    $     81,131
                                                  =============   =============
   Unrealized gain(loss)on securities
    available for sale                            $    110,976    $   (187,768)
                                                  =============   =============

                  EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2002.

(3) The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

(4)  Securities

The amortized costs and fair values of securities available for sale as of March 31, 2003 and December 31, 2002 are as follows:

                                                           Gross             Gross
                                       Amortized         Unrealized        Unrealized          Fair
                                         Cost              Gains            (Losses)           Value
                                     --------------    --------------    --------------    --------------
                                                                March 31, 2003
                                     --------------------------------------------------------------------
Obligations of U.S. government
 corporations and agencies           $   8,138,179     $      99,885     $        (116)    $   8,237,948
Mortgage-backed securities               5,258,107            39,245            (4,369)        5,292,983
Obligations of states and political
 subdivisions                            1,310,225           122,110                 0         1,432,335
Corporate securities                     9,913,295           726,800           (37,790)       10,602,305
Restricted stock                         1,390,800                 0                 0         1,390,800
Other                                       48,821                 0                 0            48,821
                                     --------------    --------------    --------------    --------------
                                     $  26,059,427     $     988,040     $     (42,275)    $  27,005,192
                                     ==============    ==============    ==============    ==============

                                                              December 31, 2002
                                     --------------------------------------------------------------------

Obligations of U.S. government
 corporations and agencies           $   7,152,565     $     107,685     $           0     $   7,260,250
Mortgage-backed securities               4,711,530            38,419                 0         4,749,949
Obligations of states and political
 Subdivisions                            1,309,526           119,918                 0         1,429,444
Corporate securities                     9,668,817           666,033           (97,268)       10,237,582
Restricted stock                         1,390,800                 0                 0         1,390,800
                                     --------------    --------------    --------------    --------------
                                     $  24,233,238     $     932,055     $     (97,268)    $  25,068,025
                                     ==============    ==============    ==============    ==============

The amortized costs and fair values of securities held to maturity as of March 31, 2003 and December 31, 2002 are as follows:


                                                           Gross             Gross
                                       Amortized         Unrealized        Unrealized          Fair
                                         Cost              Gains            (Losses)           Value
                                     --------------    --------------    --------------    --------------
                                                                March 31, 2003
                                     --------------------------------------------------------------------
Obligations of U.S. government
 corporations and agencies           $   1,999,726     $      31,054     $        (874)    $   2,029,906
Mortgage-backed securities               2,536,761           100,414                 0         2,637,175
Obligations of states and political
 subdivisions                           10,248,309           452,591                 0        10,700,900
                                     --------------    --------------    --------------    --------------
                                     $  14,784,796     $     584,059     $        (874)    $  15,367,981
                                     ==============    ==============    ==============    ==============

                                                              December 31, 2002
                                     --------------------------------------------------------------------

Obligations of U.S. government
 corporations and agencies           $     999,541     $      36,864     $           0     $   1,036,405
Mortgage-backed securities               3,042,902           126,059               (26)        3,168,935
Obligations of states and political
 Subdivisions                           11,224,314           432,497              (408)       11,656,403
                                     --------------    --------------    --------------    --------------
                                     $  15,266,757     $     595,420     $        (434)    $  15,861,743
                                     ==============    ==============    ==============    ==============


(5)  Loans

Net loans at March 31, 2003 and December 31, 2002 are summarized as follows (In Thousands):

                                            Mar 31, 2003        Dec 31, 2002
                                            ---------------     ---------------
Mortgage loans on real estate:
  Construction and land development         $       14,456     $        12,081
  Secured by farmland                                3,150               2,892
  Secured by 1-4 family residential                118,182             111,273
  Secured by nonfarm,nonresidential                 48,562              48,459
Loans to farmers                                       822               1,071
Commercial and industrial loans                     20,154              18,671
Consumer installment loans                          30,886              31,377
All other loans                                        164                 154
                                            ---------------     ---------------
Gross loans                                 $      236,376      $      225,978

Less:
  Unearned income                                        0                   0
  Allowance for loan losses                         (2,470)             (2,376)
                                            ---------------     ---------------
Loans, net                                  $      233,906      $      223,602
                                            ===============     ===============

(6)     Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                            Mar 31, 2003      Mar 31, 2002      Dec 31, 2002
                                            --------------    --------------    --------------
Balance, beginning                          $   2,376,463     $   1,797,263     $   1,797,263
Provision charged to operating expense            125,000           264,400           700,000
Recoveries added to the allowance                  23,087            20,708            67,332
Loan losses charged to the allowance              (54,885)          (44,705)         (188,132)
                                            --------------    --------------    --------------
Balance, ending                             $   2,469,665     $   2,037,666     $   2,376,463
                                            ==============    ==============    ==============

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

PERFORMANCE SUMMARY

Net income of the Company for the first three months of 2002 and 2003 was $769,750 and $913,291, respectively. This is an increase of $143,541 or 18.65%. Net interest income after provision for loan losses for the first three months of 2002 and 2003 was $2,318,394 and $2,854,218, respectively. This is an increase of $535,824 or 23.11%. This increase can be attributed to continued loan growth during 2003 being funded with growth in noninterest bearing demand deposits, interest bearing demand deposits, and savings accounts. Total noninterest income increased $166,590 or 22.46% from $741,874 for the first three months of 2002 to $908,464 for the first three months of 2003. This change can be attributed to increases in commissions earned on the sale of nondeposit investment products, fees earned from the origination of secondary market mortgages, and an increase in fees earned by the Bank's Trust Department. Total noninterest expenses increased $496,703 or 25.31% from $1,962,686 during the first three months of 2002 to $2,459,389 during the first three months of 2003. This change can be attributed to an increase in compensation and benefits expense from the hiring of additional personnel for the Bank's ninth branch location and an increase in pension benefit expense.

Earnings per common share outstanding (basic and diluted) was $0.53 and $0.62 for the three months ended March 31, 2002 and 2003, respectively. Annualized return on average assets for the three month periods ended March 31, 2002 and 2003 was 1.25% and 1.24%, respectively. Annualized return on average equity for the three month periods ended March 31, 2002 and 2003 was 14.18% and 14.75%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the section CRITICAL ACCOUNTING POLICIES above. The provision for loan losses for the three month periods ended March 31, 2002 and 2003 was $264,400 and $125,000, respectively. The allowance for loan losses increased $93,202 or 3.92% during the first three months of 2003 from $2,376,463 at December 31, 2002 to $2,469,665 at March 31, 2003. The allowance as a percentage of total loans decreased slightly from 1.05% as of December 31, 2002 to 1.04% as of March 31, 2003. Charged-off loans were $44,705 and $54,885 for the three months ended March 31, 2002 and 2003, respectively. Recoveries were $20,708 and $23,087 for the three months ended March 31, 2002 and 2003, respectively. This resulted in net charge-offs of $23,997 and $31,798 for the first three months of 2002 and 2003, respectively. The ratio of net charge-offs to average loans was 0.01% for the first three months of 2002 and 2003, respectively.

Loans past due greater than 90 days and still accruing interest increased from $26,674 at December 31, 2002 to $86,991 at March 31, 2003. There were no nonaccrual or impaired loans as of December 31, 2002 and March 31, 2003.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of December 31, 2002 and March 31, 2003 was $1,021,153 and $522,924, respectively. Most of these loans are well secured and management expects to incur only immaterial losses, if any, on their disposition.

BALANCE SHEET

Total assets increased $13.4 million or 4.60% from $292.6 million at December 31, 2002 to $306.0 million at March 31, 2003. Securities increased $1.5 million or 3.61% during the first three months of 2003 from $40.3 million at December 31, 2002 to $41.8 million at March 31, 2003. Loans, net of unearned discounts increased $10.4 million or 4.60% during the same period from $226.0 million at December 31, 2002 to $236.4 million at March 31, 2003. Total liabilities increased $12.6 million or 4.71% during the first three months of 2003 from $268.2 million at December 31, 2002 to $280.8 million at March 31, 2003. Total deposits increased $12.0 million or 5.07% during the same period from $236.6 at December 31, 2002 to $248.6 million at March 31, 2003. Total shareholders' equity increased $0.8 million or 3.35% during the first three months of 2003 from $24.4 million at December 31, 2002 to $25.2 million at March 31, 2003.

TRUST PREFERRED CAPITAL NOTES

On May 23, 2002, Eagle Financial Statutory Trust I ("the Trust"), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7 million of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2003 was 4.74%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7 million of the Company's junior subordinated debt securities with maturities and interest rates like the capital securities.

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

SHAREHOLDERS' EQUITY

Shareholders' equity per common share outstanding (book value) increased $0.51 or 3.09% from $16.50 at December 31, 2002 to $17.01 at March 31, 2003. During
2002 the Company paid $0.65 per share in dividends. The Company's 2003 first quarter dividend was $0.18 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $93.2 million at December 31, 2002 and $99.9 million at March 31, 2003. These amounts represent 34.76% and 35.59% of total liabilities as of December 31, 2002 and March 31, 2003, respectively.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

             There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported at December 31, 2002 in the Company's Form 10-K.

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

               During the Annual Meeting of Shareholders of Eagle Financial Services, Inc. on April 16, 2003, the shareholders voted upon and approved the Eagle Financial Services, Inc. Stock Incentive Plan (the "Plan). In order to be adopted, this Plan required approval by the holders of a majority of the shares of Common Stock present or represented by properly executed and delivered proxies at the Annual Meeting. Of the 1,482,389 shares outstanding, 1,057,738 shares were present or represented by properly executed and delivered proxies at the Annual Meeting. Of the 1,057,738 shares represented, 957,820 shares voted for the Plan, 72,190 shares voted against the Plan, and 27,728 shares abstained from voting.

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

            Exhibit 24.                Not applicable.

            Exhibit 27.                Not applicable

            Exhibit 99.                Additional Exhibits

                  99.1                 Certification Pursuant to 18 U.S.C.
                                       Section 1350 as Adopted Pursuant to
                                       Section 906 of the Sarbanes- Oxley Act of
                                       2002

(b) Reports on Form 8-K.

     On April 22, 2003 the Company filed a report on Form 8-K to disclose its results of operations for the quarter ended March 31, 2003 and to disclose information regarding its second quarter dividend payable May 15, 2003 for shareholders of record on May 1, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          May 12, 2003         /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President and Chief Executive
                                     Officer


Date:          May 12, 2003         /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer

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

Date:  May 12, 2003

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

Date:  May 12, 2003

/s/ JAMES W. MCCARTY, JR.
--------------------------
James W. McCarty, Jr.
Vice President, Chief Financial Officer, and Secretary/Treasurer