Form 10-Q
period 2003-06-30
EAGLE FINANCIAL SERVICES INC
filed 2003-08-14
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

EAGLE FINANCIAL SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Virginia	0-20146	54-1601306
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

2 East Main Street, Berryville, Virginia 22611

(Address of principal executive offices, including zip code)

(540) 955-2510

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares of the Registrant’s Common Stock ($2.50 par value) outstanding as of August 8, 2003 was 1,487,319.

EAGLE FINANCIAL SERVICES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Eagle Financial Services, Inc. and Subsidiary

Consolidated Balance Sheets

As of June 30, 2003 and December 31, 2002

	Unaudited
	Jun 30, 2003	Dec 31, 2002
Assets
Cash and due from banks	$10,703,242	$14,341,473
Federal funds sold	4,763,000	1,857,000
Securities available for sale, at fair value	27,369,719	25,068,025
Securities held to maturity (fair value: 2003, $16,001,579; 2002, $15,861,743)	15,401,717	15,266,757
Loans, net allowance for loan losses of $2,681,563 in 2003 and $2,376,463 in 2002	251,076,650	223,601,868
Bank premises and equipment, net	8,174,486	7,653,104
Other assets	5,346,605	4,779,344

Total assets	$322,835,419	$292,567,571

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$55,854,739	$50,635,337
Savings and interest bearing demand deposits	136,991,791	113,371,665
Time deposits	70,498,851	72,584,706

Total deposits	$263,345,381	$236,591,708
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	4,286,523	2,909,443
Federal Home Loan Bank advances	20,000,000	20,000,000
Trust preferred capital notes	7,000,000	7,000,000
Other liabilities	1,853,982	1,664,629
Commitments and contingent liabilities	0	0

Total liabilities	$296,485,886	$268,165,780

Shareholders’ Equity
Preferred Stock, $10 par value; 500,000 shares authorized and unissued	$0	$0
Common Stock, $2.50 par value; authorized 5,000,000 shares; issued 2003, 1,487,320; issued 2002, 1,478,770 shares	3,718,299	3,696,926
Surplus	3,754,629	3,545,408
Retained Earnings	18,376,157	17,012,437
Accumulated other comprehensive income	500,448	147,020

Total shareholders’ equity	$26,349,533	$24,401,791

Total liabilities and shareholders’ equity	$322,835,419	$292,567,571

Eagle Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

For the Periods Ended June 30, 2003 and 2002

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income
Interest and fees on loans	$3,787,099	$3,474,724	$7,355,957	$6,741,781
Interest on federal funds sold	10,280	242	29,695	242
Interest on securities held to maturity:
Taxable interest income	94,679	136,741	187,692	293,373
Interest income exempt from federal income taxes	82,370	93,800	164,980	188,766
Interest and dividends on securities available for sale:
Taxable interest income	250,833	198,959	502,339	401,861
Interest income exempt from federal income taxes	16,048	16,048	32,096	33,786
Dividends	33,610	36,802	67,217	72,595
Interest on deposits in banks	211	149	386	275

Total interest income	$4,275,130	$3,957,465	$8,340,362	$7,732,679

Interest Expense
Interest on deposits	$731,434	$874,510	$1,527,353	$1,881,150
Interest on federal funds purchased and securities sold under agreements to repurchase	11,885	50,363	20,108	91,845
Interest on Federal Home Loan Bank advances	199,314	163,884	396,439	308,182
Interest on trust preferred capital notes	83,598	5,189	168,345	5,189

Total interest expense	$1,026,231	$1,093,946	$2,112,245	$2,286,366

Net interest income	$3,248,899	$2,863,519	$6,228,117	$5,446,313
Provision For Loan Losses	245,000	157,500	370,000	421,900

Net interest income after provision for loan losses	$3,003,899	$2,706,019	$5,858,117	$5,024,413

Noninterest Income
Trust Department income	$111,779	$102,600	$268,746	$218,770
Service charges on deposits	312,281	261,106	611,620	505,601
Other service charges and fees	514,569	450,458	943,647	765,732
Securities gains	0	0	0	36,036
Other operating income	33,363	28,658	56,443	58,557

	$971,992	$842,822	$1,880,456	$1,584,696

Noninterest Expenses
Salaries and wages	$1,189,707	$951,040	$2,352,516	$1,950,129
Pension and other employee benefits	282,194	324,648	583,744	466,169
Occupancy expenses	161,041	117,327	314,887	228,979
Equipment expenses	210,733	196,919	394,697	359,763
Credit card expense	25,771	72,345	59,364	129,254
Stationary and supplies	61,781	71,923	126,387	121,522
Other operating expenses	624,582	511,389	1,183,603	952,461

	$2,555,809	$2,245,591	$5,015,198	$4,208,277

Income before income taxes	$1,420,082	$1,303,250	$2,723,375	$2,400,832
Income Tax Expense	436,635	399,455	826,637	727,287

Net Income	$983,447	$903,795	$1,896,738	$1,673,545

Net income per common share, basic and diluted	$0.66	$0.62	$1.28	$1.14

Eagle Financial Services, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2003 and 2002

Unaudited

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total
Balance, December 31, 2001	$3,653,487	$3,178,848	$14,407,901	$232,471		$21,472,707
Comprehensive income:
Net income			1,673,545		$1,673,545	1,673,545
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $66,014					128,145
Reclassification adjustment, net of deferred income taxes of $12,252					(23,784)

Other comprehensive income, net of deferred income taxes of $53,762				104,361	104,361	104,361

Total comprehensive income					$1,777,906

Issuance of common stock, dividend investment plan (7,383 shares)	18,458	149,892				168,350
Dividends declared ($0.31 per share)			(453,601)			(453,601)
Fractional shares purchased	(15)	(134)				(149)

Balance, June 30, 2002	$3,671,930	$3,328,606	$15,627,845	$336,832		$22,965,213

Balance, December 31, 2002	$3,696,926	$3,545,408	$17,012,437	$147,020		$24,401,791
Comprehensive income:
Net Income			1,896,738		$1,896,738	1,896,738
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $182,069				353,428	353,428	353,428

Total comprehensive income					$2,250,166

Issuance of common stock, employee benefit plan (1,284 shares)	3,210	32,357				35,567
Issuance of common stock, dividend investment plan (7,267 shares)	18,167	176,902				195,069
Dividends declared ($0.36 per share)			(533,018)			(533,018)
Fractional shares purchased	(4)	(38)				(42)

Balance, June 30, 2003	$3,718,299	$3,754,629	$18,376,157	$500,448		$26,349,533

Eagle Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2003 and 2002

	Six Months Ended June 30
	2003	2002
Cash Flows from Operating Activities
Net income	$1,896,738	$1,673,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	240,443	210,660
Amortization of intangible and other assets	111,718	93,819
(Gain)loss on equity investment	(1,293)	3,706
Provision for loan losses	370,000	421,900
(Gain) on sale of securities	0	(36,036)
Premium amortization on securities, net	86,434	25,387
Changes in assets and liabilities:
(Increase) in other assets	(677,686)	(441,027)
Increase (decrease) in other liabilities	7,285	(223,023)

Net cash provided by operating activities	$2,033,639	$1,728,931

Cash Flows from Investing Activities
Proceeds from maturities and principal payments on securities held to maturity	$2,473,286	$2,560,802
Proceeds from maturities and principal payments on securities available for sale	4,486,730	1,878,478
Proceeds from sales of securities available for sale	0	306,108
Purchases of securities held to maturity	(2,621,231)	(346,500)
Purchases of securities available for sale	(6,326,377)	(1,155,812)
Purchases of bank premises and equipment	(761,825)	(1,182,982)
Net (increase) in loans	(27,844,782)	(30,315,550)

Net cash (used in) investing activities	$(30,594,199)	$(28,255,456)

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$28,839,528	$26,322,463
Net (decrease) in certificates of deposit	(2,085,855)	(6,157,306)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	1,377,080	(4,446,654)
Proceeds from Federal Home Loan Bank advances	0	8,000,000
Proceeds from trust preferred capital notes	0	7,000,000
Proceeds from issuance of common stock to ESOP	35,567	0
Cash dividends paid	(337,949)	(285,251)
Fractional shares purchased	(42)	(149)

Net cash provided by financing activities	$27,828,329	$30,433,103

Increase (decrease) in cash and cash equivalents	$(732,231)	$3,906,578
Cash and Cash Equivalents
Beginning	16,198,473	13,105,622

Ending	$15,466,242	$17,012,200

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,910,567	$2,353,831

Income taxes	$847,075	$968,321

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock, dividend investment plan	$195,069	$168,350

Unrealized gain(loss)on securities available for sale	$535,496	$158,123

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report for the year ended December 31, 2002.

(3) The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

(4) Securities

The amortized costs and fair values of securities held to maturity as of June 30, 2003 and December 31, 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Loss)	Fair Value
	June 30, 2003
Held to Maturity:
Obligations of U.S. government corporations and agencies	$1,999,748	$28,067	$0	$2,027,815
Mortgage-backed securities	2,970,342	85,758	(25)	3,056,075
Obligations of states and political subdivisions	10,431,627	486,062	0	10,917,689

	$15,401,717	$599,887	$(25)	$16,001,579

	December 31, 2002
Held to Maturity:
Obligations of U.S. government corporations and agencies	$999,541	$36,864	$0	$1,036,405
Mortgage-backed securities	3,042,902	126,059	(26)	3,168,935
Obligations of states and political Subdivisions	11,224,314	432,497	(408)	11,656,403

	$15,266,757	$595,420	$(434)	$15,861,743

The amortized costs and fair values of securities available for sale as of June 30, 2003 and December 31, 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2003
Available for Sale:
Obligations of U.S. government corporations and agencies	$6,525,162	$140,533	$0	$6,665,695
Mortgage-backed securities	6,673,994	62,711	(1,718)	6,734,987
Obligations of states and political subdivisions	1,310,924	136,508	0	1,447,432
Corporate debt securities	10,162,656	1,032,249	0	11,194,905
Restricted Stock	1,326,700	0	0	1,326,700

	$25,999,436	$1,372,001	$(1,718)	$27,369,719

	December 31, 2002
Available for Sale:
Obligations of U.S. government corporations and agencies	$7,152,565	$107,685	$0	$7,260,250
Mortgage-backed securities	4,711,530	38,419	0	4,749,949
Obligations of states and political subdivisions	1,309,526	119,918	0	1,429,444
Corporate debt securities	9,668,817	666,033	(97,268)	10,237,582
Restricted Stock	1,390,800	0	0	1,390,800

	$24,233,238	$932,055	$(97,268)	$25,068,025

(5)	Loans

Net loans at June 30, 2003 and December 31, 2002 are summarized as follows (In Thousands):

	Jun 30, 2003	Dec 31, 2002
Mortgage loans on real estate:
Construction and land development	$22,667	$12,081
Secured by farmland	2,607	2,892
Secured by 1-4 family residential	125,342	111,273
Secured by nonfarm,nonresidential	49,386	48,459
Loans to farmers	1,167	1,071
Commercial and industrial loans	20,005	18,671
Consumer installment loans	32,193	31,377
All other loans	391	154

Gross loans	$253,758	$225,978
Less:
Allowance for loan losses	(2,682)	(2,376)

Loans, net	$251,076	$223,602

(6)	Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	Jun 30, 2003	Jun 30, 2002	Dec 31, 2002
Balance, beginning	$2,376,463	$1,797,263	$1,797,263
Provision charged to operating expense	370,000	421,900	700,000
Recoveries added to the allowance	37,741	39,324	67,332
Loan losses charged to the allowance	(102,641)	(63,017)	(188,132)

Balance, ending	$2,681,563	$2,195,470	$2,376,463

(7)	Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of this Statement did not result in an impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they are estimable, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on their disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans are identified which are affected by these events or losses are experienced on the loans which are affected by these events, they will be recognized within the specific or formula allowances.

PERFORMANCE SUMMARY

Net income of the Company for the first six months of 2002 and 2003 was $1,673,545 and $1,896,738, respectively. This is an increase of $223,193 or 13.34%. Net interest income after provision for loan losses for the first six months of 2002 and 2003 was $5,024,413 and $5,858,117, respectively. This is an increase of $833,704 or 16.59%. This increase can be attributed to continued loan growth during 2003 being funded with growth in noninterest bearing demand deposits, interest bearing demand deposits, and savings accounts. Total noninterest income increased $295,760 or 18.66% from $1,584,696 for the first six months of 2002 to $1,880,456 for the first six months of 2003. This change can be attributed to increases in commissions earned on the sale of nondeposit investment products, fees earned from the origination of secondary market mortgages, and an increase in fees earned by the Bank’s Trust Department. Total noninterest expenses increased $806,921 or 19.17% from $4,208,277 during the first six months of 2002 to $5,015,198 during the first six months of 2003. This change can be attributed to an increase in compensation and benefits expense from the hiring of additional personnel for the Bank’s ninth branch location and an increase in pension benefit expense.

Earnings per common share outstanding (basic and diluted) was $1.14 and $1.28 for the six months ended June 30, 2002 and 2003, respectively. Annualized return on average assets for the six month periods ended June 30, 2002 and 2003 was 1.32% and 1.24%, respectively. Annualized return on average equity for the six month periods ended June 30, 2002 and 2003 was 15.17% and 15.04%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the section CRITICAL ACCOUNTING POLICIES above. The provision for loan losses for the six month periods ended June 30, 2002 and 2003 was $421,900 and $370,000, respectively. The allowance for loan losses increased $305,100 or 12.84% during the first six months of 2003 from $2,376,463 at December 31, 2002 to $2,681,563 at June 30, 2003. The allowance as a percentage of total loans increased slightly from 1.05% as of December 31, 2002 to 1.06% as of June 30, 2003. Charged-off loans were $63,017 and $102,641 for the six months ended June 30, 2002 and 2003, respectively. Recoveries were $39,324 and $37,741 for the six months ended June 30, 2002 and 2003, respectively. This resulted in net charge-offs of $23,693 and $64,900 for the first six months of 2002 and 2003, respectively. The ratio of net charge-offs to average loans was 0.01% and 0.03% for the first six months of 2002 and 2003, respectively.

Loans past due greater than 90 days and still accruing interest increased from $26,674 at December 31, 2002 to $33,399 at June 30, 2003. Total nonaccrual loans were $75,008 as of June 30, 2003. There were no impaired loans as of June 30, 2003. There were no nonaccrual or impaired loans as of December 31, 2002.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of December 31, 2002 and June 30, 2003 was $1,021,153 and $514,132, respectively. Most of these loans are well secured and management expects to incur only immaterial losses, if any, on their disposition.

BALANCE SHEET

Total assets increased $30.2 million or 10.35% from $292.6 million at December 31, 2002 to $322.8 million at June 30, 2003. Securities increased $2.5 million or 6.04% during the first six months of 2003 from $40.3 million at December 31, 2002 to $42.8 million at June 30, 2003. Loans, net of unearned discounts increased $27.8 million or 12.29% during the same period from $226.0 million at December 31, 2002 to $253.8 million at June 30, 2003. Total liabilities increased $28.3 million or 10.56% during the first six months of 2003 from $268.2 million at December 31, 2002 to $296.5 million at June 30, 2003. Total deposits increased $26.7 million or 11.31% during the same period from $236.6 at December 31, 2002 to $263.3 million at June 30, 2003. Total shareholders’ equity increased $1.9 million or 7.98% during the first six months of 2003 from $24.4 million at December 31, 2002 to $26.3 million at June 30, 2003.

TRUST PREFERRED CAPITAL NOTES

On May 23, 2002, Eagle Financial Statutory Trust I (“the Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7 million of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2003 was 4.46%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7 million of the Company’s junior subordinated debt securities with maturities and interest rates like the capital securities.

The trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities. The portion of the trust preferred ecurities not considered as Tier I capital, if any, may be included in Tier 2 capital. The total amount ($7 million) of trust preferred securities issued by the Trust can be included in the Company’s Tier I capital.

SHAREHOLDERS’ EQUITY

Shareholders’ equity per common share outstanding (book value) increased $1.22 or 7.39% from $16.50 at December 31, 2002 to $17.72 at June 30, 2003. During 2002 the Company paid $0.65 per share in dividends. The Company’s total dividends for the first two quarters of 2003 were $0.36 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $93.2 million at December 31, 2002 and $101.9 million at June 30, 2003. These amounts represent 34.76% and 34.39% of total liabilities as of December 31, 2002 and June 30, 2003, respectively.

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

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported at December 31, 2002 in the Company’s Form 10-K.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal proceedings.

None.

Item 2.	Changes in securities and use of proceeds.

None.

Item 3.	Defaults upon senior securities.

None.

Item 4.	Submission of matters to a vote of security holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

The following exhibits, when applicable, are filed with this Form 10-Q or incorporated by reference to previous filings.

Number	Description

Exhibit 2.	Not applicable.

Exhibit 3.	(i) Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of Form S-4 Registration Statement, Registrant’s Registration No. 33-43681.)

(ii) Bylaws of Registrant (incorporated herein by reference to Exhibit 3.2 of Registrant’s Form S-4 Registration Statement, Registration No. 33-43681)

Exhibit 4.	Not applicable.

Exhibit 10.	Material Contracts.

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2	Lease Agreement between Bank of Clarke County (tenant) and Winchester Development Company(landlord) dated August 1, 1992 for the branch office at625 East Jubal Early Drive, Winchester, Virginia (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.3	Lease Agreement between Bank of Clarke County (tenant) and Winchester Real Estate Management, Inc. (landlord) dated March 20, 2000 for the branch office at 190 Campus Boulevard, Suite 120, Winchester, Virginia (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.4	Lease Agreement between Bank of Clarke County (lessee) and MBC, L.C. (lessor) dated October 25, 2002 for a parcel of land to be used as a branch site located on State Route 7 in Winchester, Virginia and described as Lot #1 on the lands of MBC, L.C. plat (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit 11.	Computation of Per Share Earnings (incorporated herein as Exhibit 11).

Exhibit 15.	Not applicable.

Exhibit 18.	Not applicable.

Exhibit 19.	Not applicable.

Exhibit 22.	Not applicable.

Exhibit 23.	Not applicable.

Exhibit 24.	Not applicable.

Exhibit 27.	Not applicable

Exhibit 31.	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification by John R. Milleson

31.2	Certification by James W. McCarty, Jr.

Exhibit 32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification by John R. Milleson

32.2	Certification by James W. McCarty, Jr.

(b)	Reports on Form 8-K.

On July 17, 2003 the Company filed a report on Form 8-K to disclose its results of operations for the six months ended June 30, 2003 and to disclose information regarding its third quarter dividend payable August 15, 2003 for shareholders of record on August 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE FINANCIAL SERVICES, INC.

Date:	August 13, 2003	/s/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

Date:	August 13, 2003	/s/ JAMES W. MCCARTY, JR.
Vice President, Chief Financial Officer, and Secretary/Treasurer