Form 10-Q
period 2003-09-30
EAGLE FINANCIAL SERVICES INC
filed 2003-11-12
CIK 880641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

-------------------------------------------------------------------------------
                                    Form 10-Q

          X        Quarterly Report Pursuant to Section 13 or 15(d) of the
      ---------    Securities Exchange Act of 1934
                   For the quarterly period ended September 30, 2003

                   Transition Report Pursuant to Section 13 or 15(d) of the
      ---------    Exchange Act of 1934

-------------------------------------------------------------------------------

                         Commission File Number: 0-20146


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

The number of shares of the Registrant's Common Stock ($2.50 par value) outstanding as of November 7, 2003 was 1,493,660.

                         EAGLE FINANCIAL SERVICES, INC.

                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)    ............................  3

                 Consolidated Balance Sheets as of
                 September 30, 2003 and December 31, 2002    ................  3

                 Consolidated Statements of Income for the Three
                 and Nine Months Ended September 30, 2003 and 2002   ........  4

                 Consolidated Statements of Shareholders' Equity for
                 the Nine Months Ended September 30, 2003 and 2002    ........ 5

                 Consolidated Statements of Cash Flows for
                 the Nine Months Ended September 30, 2003 and 2002    .......  6

                 Notes to Consolidated Financial Statements    ..............  7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    ...............  8

Item 3.      Quantitative and Qualitative Disclosures
             about Market Risk    ...........................................  9

Item 4.      Controls and Procedures    ..................................... 10


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings    ........................................... 11
Item 2.      Changes in Securities and Use of Proceeds    ................... 11
Item 3.      Defaults Upon Senior Securities    ............................. 11
Item 4.      Submission of Matters to a Vote of Security Holders    ......... 11
Item 5.      Other Information    ........................................... 11
Item 6.      Exhibits and reports on Form 8-K    ............................ 12

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

                  Eagle Financial Services, Inc. and Subsidiary
                           Consolidated Balance Sheets
                 As of September 30, 2003 and December 31, 2002

                                             Unaudited
                                             Sep 30, 2003       Dec 31, 2002
                                             ---------------    ---------------
Assets
Cash and due from banks                      $    9,810,637     $   14,341,473
Federal funds sold                                        0          1,857,000
Securities available for sale,
   at fair value                                 33,117,777         25,068,025
Securities held to maturity
(fair value: 2003,$16,190,486;
   2002, $15,861,743)                            15,784,103         15,266,757
Loans, net allowance for loan losses
   of $2,796,950 in 2003 and
   $2,376,463 in 2002                           263,105,110        223,601,868
Bank premises and equipment, net                 12,267,134          7,653,104
Other assets                                      5,378,573          4,779,344
                                             ---------------    ---------------
           Total assets                      $  339,463,334     $  292,567,571
                                             ===============    ===============
Liabilities and Shareholders' Equity
Liabilities
    Deposits:
       Noninterest bearing demand deposits   $   60,649,190     $   50,635,337
       Savings and interest bearing
         demand deposits                        146,272,916        113,371,665
       Time deposits                             63,282,337         72,584,706
                                             ---------------    ---------------
          Total deposits                     $  270,204,443     $  236,591,708
    Federal funds purchased, securities
       sold under agreements to repurchase
       and other short-term borrowings           13,280,376          2,909,443
    Federal Home Loan Bank advances              20,000,000         20,000,000
    Trust preferred capital notes                 7,000,000          7,000,000
    Other liabilities                             1,942,598          1,664,629
    Commitments and contingent liabilities                0                  0
                                             ---------------    ---------------
           Total liabilities                 $  312,427,417     $  268,165,780
                                             ---------------    ---------------
Shareholders' Equity
    Preferred Stock, $10 par value;
        500,000 shares authorized
        and unissued                         $            0     $            0
    Common Stock, $2.50 par value;
         authorized 5,000,000 shares;
         issued 2003, 1,490,780; issued
         2002, 1,478,770 shares                   3,726,950          3,696,926
    Surplus                                       3,851,132          3,545,408
    Retained Earnings                            19,199,536         17,012,437
    Accumulated other comprehensive income          258,299            147,020
                                             ---------------    ---------------
           Total shareholders' equity        $   27,035,917     $   24,401,791
                                             ---------------    ---------------
           Total liabilities and
              shareholders' equity           $  339,463,334     $  292,567,571
                                             ===============    ===============

                  Eagle Financial Services, Inc. and Subsidiary
                  Consolidated Statements of Income (Unaudited)
                For the Periods Ended September 30, 2003 and 2002


                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                     September 30,
                                                     2003             2002             2003             2002
                                                ---------------  ---------------  ---------------  ---------------
    Interest Income
      Interest and fees on loans                $    3,857,859   $    3,651,403   $   11,213,816   $   10,393,184
      Interest on federal funds sold                     7,970            4,763           37,665            5,005
      Interest on securities held to maturity:
          Taxable interest income                       90,123          127,057          277,815          420,430
          Interest income exempt from
            federal income taxes                        81,365           88,989          246,345          277,755
      Interest and dividends on securities
        available for sale:
          Taxable interest income                      268,486          189,342          770,825          591,203
          Interest income exempt from
             federal income taxes                       16,048           16,048           48,144           49,834
          Dividends                                     30,183           37,491           97,400          110,086
      Interest on deposits in banks                        479              232              865              507
                                                ---------------  ---------------  ---------------  ---------------
                Total interest income           $    4,352,513   $    4,115,325   $   12,692,875   $   11,848,004
                                                ---------------  ---------------  ---------------  ---------------
    Interest Expense
      Interest on deposits                      $      633,106   $      887,414   $    2,160,459   $    2,768,564
      Interest on federal funds purchased and
         securities sold under agreements
         to repurchase                                  17,561           34,123           37,669          125,968
      Interest on Federal Home Loan
          Bank advances                                201,507          157,723          597,946          465,905
      Interest on trust preferred
          capital notes                                 79,890           95,381          248,235          100,570
                                                ---------------  ---------------  ---------------  ---------------
                Total interest expense          $      932,064   $    1,174,641   $    3,044,309   $    3,461,007
                                                ---------------  ---------------  ---------------  ---------------
                Net interest income             $    3,420,449   $    2,940,684   $    9,648,566   $    8,386,997
      Provision For Loan Losses                        105,000          163,100          475,000          585,000
                                                ---------------  ---------------  ---------------  ---------------
                Net interest income after
                provision for loan losses       $    3,315,449   $    2,777,584   $    9,173,566   $    7,801,997
                                                ---------------  ---------------  ---------------  ---------------

    Noninterest Income
      Trust Department income                   $       97,370   $      164,494   $      366,116   $      383,264
      Service charges on deposits                      325,173          269,905          936,793          775,506
      Other service charges and fees                   538,060          460,264        1,481,707        1,225,996
      Securities gains                                       0                0                0           36,036
      Other operating income                            51,921           67,306          108,364          125,863
                                                ---------------  ---------------  ---------------  ---------------
                                                $    1,012,524   $      961,969   $    2,892,980   $    2,546,665
                                                ---------------  ---------------  ---------------  ---------------
    Noninterest Expenses
      Salaries and wages                        $    1,350,925   $    1,094,333   $    3,703,441   $    3,044,462
      Pension and other employee benefits              302,431          269,368          886,175          735,537
      Occupancy expenses                               151,032          130,596          465,919          359,575
      Equipment expenses                               172,273          187,170          566,970          546,933
      Credit card expense                               46,605           77,819          105,969          207,073
      Stationary and supplies                           77,113           49,104          203,500          170,626
      Other operating expenses                         643,809          499,429        1,827,412        1,451,890
                                                ---------------  ---------------  ---------------  ---------------
                                                $    2,744,188   $    2,307,819   $    7,759,386   $    6,516,096
                                                ---------------  ---------------  ---------------  ---------------
               Income before income taxes       $    1,583,785   $    1,431,734   $    4,307,160   $    3,832,566
    Income Tax Expense                                 477,815          423,839        1,304,452        1,151,126
                                                ---------------  ---------------  ---------------  ---------------
                Net Income                      $    1,105,970   $    1,007,895   $    3,002,708   $    2,681,440
                                                ===============  ===============  ===============  ===============
    Net income per common share,
       basic and diluted                        $         0.74   $         0.69   $         2.02   $         1.83
                                                ===============  ===============  ===============  ===============


                 Eagle Financial Services, Inc. and Subsidiary
                Consolidated Statements of Shareholders' Equity
             For the Nine Months Ended September 30, 2003 and 2002
                                    Unaudited
                                                                                    Accumulated
                                                                                       Other
                                         Common                       Retained     Comprehensive  Comprehensive
                                          Stock         Surplus       Earnings        Income         Income          Total
                                      -------------  -------------  -------------  -------------  -------------  -------------
Balance, December 31, 2001            $  3,653,487   $  3,178,848   $ 14,407,901   $    232,471                  $ 21,472,707
Comprehensive income:
Net income                                                             2,681,440                  $  2,681,440      2,681,440
Other comprehensive income:
  Unrealized holding gains arising
    during the period, net of
    deferred income taxes of
    $130,924                                                                                           254,147
  Reclassification adjustment, net
    of deferred income taxes of
    $12,252                                                                                            (23,784)
                                                                                                  -------------
Other comprehensive income, net of
  deferred income taxes of $118,672                                                     230,363        230,363        230,363
                                                                                                  -------------
Total comprehensive income                                                                        $  2,911,803
                                                                                                  =============
Issuance of common stock, dividend
  investment plan (11,004 shares)           27,511        228,559                                                     256,070
Dividends declared ($0.47 per share)                                   (688,605)                                     (688,605)
Fractional shares purchased                    (25)          (210)                                                       (235)
                                      -------------  -------------  -------------  -------------                 -------------
Balance, September 30, 2002           $  3,680,973   $  3,407,197   $ 16,400,736   $    462,834                   $ 23,951,740
                                      =============  =============  =============  =============                 =============

Balance, December 31, 2002            $  3,696,926   $  3,545,408   $ 17,012,437   $    147,020                  $ 24,401,791
Comprehensive income:
Net Income                                                             3,002,708                  $  3,002,708      3,002,708
Other comprehensive income:
  Unrealized holding gains arising
    during the period, net of
    deferred income taxes of
    $57,325                                                                             111,279        111,279        111,279
                                                                                                  -------------
Total comprehensive income                                                                        $  3,113,987
                                                                                                  =============
Issuance of common stock, employee
  benefit plan (1,284 shares)                3,210         32,357                                                      35,567
Issuance of common stock, dividend
  investment plan (10,728 shares)           26,819        273,429                                                     300,248
Dividends declared ($0.55 per share)                                    (815,609)                                    (815,609)
Fractional shares purchased                     (5)           (62)                                                        (67)
                                      -------------  -------------  -------------  -------------                 -------------
Balance, September 30, 2003           $  3,726,950   $  3,851,132   $ 19,199,536   $    258,299                  $ 27,035,917
                                      =============  =============  =============  =============                 =============

                  Eagle Financial Services, Inc. and Subsidiary
                 Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2003 and 2002


                                                        Nine Months Ended
                                                          September 30
                                                      2003             2002
                                                  -------------   -------------
Cash Flows from Operating Activities
  Net income                                      $  3,002,708    $  2,681,440
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                       357,023         330,135
    Amortization of intangible and other assets        160,616         146,798
    (Gain)loss on equity investment                     (1,653)          3,840
    Provision for loan losses                          475,000         585,000
    (Gain) on sale of securities                             0         (36,036)
    Premium amortization on securities, net            184,557          43,739
    Changes in assets and liabilities:
      (Increase) in other assets                      (758,192)       (383,666)
      Increase (decrease) in other liabilities         220,644         (81,966)
                                                  -------------   -------------
      Net cash provided by operating activities   $  3,640,703    $  3,289,284
                                                  -------------   -------------
Cash Flows from Investing Activities
  Proceeds from maturities and principal
   payments on securities held to maturity        $  3,508,313    $  3,827,049
  Proceeds from maturities and principal
   payments on securities available for sale         6,623,735       2,570,616
  Proceeds from sales of securities available
   for sale                                                  0         306,108
  Purchases of securities held to maturity          (4,047,767)       (346,500)
  Purchases of securities available for sale       (14,667,332)     (2,339,992)
  Purchases of bank premises and equipment          (4,971,053)     (2,212,155)
  Net (increase) in loans                          (39,978,242)    (40,640,546)
                                                  -------------   -------------
      Net cash (used in) investing activities     $(53,532,346)   $(38,835,420)
                                                  -------------   -------------
Cash Flows from Financing Activities
  Net increase in demand deposits,
   money market and savings accounts              $ 42,915,104    $ 31,704,933
  Net (decrease) in certificates of deposit         (9,302,369)     (4,502,436)
  Net increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase and other short-term
   borrowings                                       10,370,933      (5,608,221)
  Proceeds from Federal Home Loan Bank advances              0      10,000,000
  Proceeds from trust preferred capital notes                0       7,000,000
  Proceeds from issuance of common stock to ESOP        35,567               0
  Cash dividends paid                                 (515,361)       (432,535)
  Fractional shares purchased                              (67)           (235)
                                                  -------------   -------------
      Net cash provided by financing activities   $ 43,503,807    $ 38,161,506
                                                  -------------   -------------
Increase (decrease) in cash and cash equivalents  $ (6,387,836)   $  2,615,370

Cash and Cash Equivalents
  Beginning                                         16,198,473      13,105,622
                                                  -------------   -------------
  Ending                                          $  9,810,637    $ 15,720,992
                                                  =============   =============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                      $  3,099,924    $  3,526,402
                                                  =============   =============
    Income taxes                                  $  1,212,230    $  1,360,853
                                                  =============   =============

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
   Issuance of common stock,
    dividend investment plan                      $    300,248    $    256,070
                                                  =============   =============
   Unrealized gain on securities
    available for sale                            $    168,604    $    349,035
                                                  =============   =============

                  EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

(2) In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2002.

(3) The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

(4)  Securities

The amortized costs and fair values of securities held to maturity as of September 30, 2003 and December 31, 2002 are as follows:

                                                           Gross            Gross
                                       Amortized         Unrealized        Unrealized          Fair
                                         Cost              Gains            (Loss)             Value
                                     --------------    --------------    --------------    --------------
                                                              September 30, 2003
                                     --------------------------------------------------------------------
Held to Maturity:
Obligations of U.S. government
 corporations and agencies           $   3,004,735     $      12,856     $     (12,121)    $   3,005,470
Mortgage-backed securities               2,463,738            68,040            (6,333)        2,525,445
Obligations of states and political
 subdivisions                           10,315,630           355,861           (11,920)       10,659,571
                                     --------------    --------------    --------------    --------------
                                     $  15,784,103     $     436,757     $     (30,374)    $  16,190,486
                                     ==============    ==============    ==============    ==============

                                                              December 31, 2002
                                     --------------------------------------------------------------------
Held to Maturity:
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
                                     ==============    ==============    ==============    ==============

The amortized costs and fair values of securities available for sale as of September 30, 2003 and December 31, 2002 are as follows:


                                                           Gross             Gross
                                       Amortized         Unrealized        Unrealized          Fair
                                         Cost              Gains            (Losses)           Value
                                     --------------    --------------    --------------    --------------
                                                              September 30, 2003
                                     --------------------------------------------------------------------
Available for Sale:
Obligations of U.S. government
 corporations and agencies           $   8,512,662     $      94,556     $      (5,233)    $   8,601,985
Mortgage-backed securities              10,809,000            19,434           (63,457)       10,764,977
Obligations of states and political
 subdivisions                            1,311,623           129,077                 0         1,440,700
Corporate debt securities               10,154,400           829,015                 0        10,983,415
Restricted Stock                         1,326,700                 0                 0         1,326,700
                                     --------------    --------------    --------------    --------------
                                     $  32,114,385     $   1,072,082     $     (68,690)    $  33,117,777
                                     ==============    ==============    ==============    ==============

                                                              December 31, 2002
                                     --------------------------------------------------------------------
Available for Sale:
Obligations of U.S. government
 corporations and agencies           $   7,152,565     $     107,685     $           0     $   7,260,250
Mortgage-backed securities               4,711,530            38,419                 0         4,749,949
Obligations of states and political
 subdivisions                            1,309,526           119,918                 0         1,429,444
Corporate debt securities                9,668,817           666,033           (97,268)       10,237,582
Restricted Stock                         1,390,800                 0                 0         1,390,800
                                     --------------    --------------    --------------    --------------
                                     $  24,233,238     $     932,055     $     (97,268)    $  25,068,025
                                     ==============    ==============    ==============    ==============


(5)  Loans

Net loans at September 30, 2003 and December 31, 2002 are summarized as follows (In Thousands):

                                            Sep 30, 2003        Dec 31, 2002
                                            ---------------     ---------------
Mortgage loans on real estate:
  Construction and land development         $       22,247     $        12,081
  Secured by farmland                                2,583               2,892
  Secured by 1-4 family residential                134,026             111,273
  Secured by nonfarm,nonresidential                 52,385              48,459
Loans to farmers                                     1,375               1,071
Commercial and industrial loans                     20,171              18,671
Consumer installment loans                          32,408              31,377
All other loans                                        707                 154
                                            ---------------     ---------------
Gross loans                                 $      265,902      $      225,978

Less:
  Allowance for loan losses                         (2,797)             (2,376)
                                            ---------------     ---------------
Loans, net                                  $      263,105      $      223,602
                                            ===============     ===============

(6)     Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

                                            Sep 30, 2003      Sep 30, 2002      Dec 31, 2002
                                            --------------    --------------    --------------
Balance, beginning                          $   2,376,463     $   1,797,263     $   1,797,263
Provision charged to operating expense            475,000           585,000           700,000
Recoveries added to the allowance                  77,051            49,555            67,332
Loan losses charged to the allowance             (131,564)         (127,446)         (188,132)
                                            --------------    --------------    --------------
Balance, ending                             $   2,796,950     $   2,304,372     $   2,376,463
                                            ==============    ==============    ==============



(7)     Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the recognition requirements of this Interpretation will have a material impact on the Corporation's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a corporation's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities beginning in the fourth quarter of 2003. Management is currently evaluating the applicability of FIN 46 but the adoption of this Interpretation is not expected to have a material impact on the Corporation's consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts(collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Corporation's consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Corporation's consolidated financial statements.

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

RESULTS OF OPERATIONS

Net income of the Company for the first nine months of 2002 and 2003 was $2,681,440 and $3,002,708, respectively. This is an increase of $321,268 or 11.98%. Net interest income after provision for loan losses for the first nine months of 2002 and 2003 was $7,801,997 and $9,173,566, respectively. This is an increase of $1,371,569 or 17.58%. This increase can be attributed to continued loan growth during 2003 being funded with growth in noninterest bearing demand deposits, interest bearing demand deposits, and savings accounts. The Company's earnings assets yielded 6.72% and 5.86% for the nine months ended September 30, 2002 and 2003, respectively. This decrease of 86 basis points was caused by decreases in the primary index used to price variable rate loans and by acquiring securities where the yield was substantially lower than securities acquired during previous periods. The cost of interest bearing liabilities was 2.35% and 1.75% for the nine months ended September 30, 2002 and 2003, respectively. This decrease of 60 basis points can be attributed to repricing deposits to reflect current market rates. These changes caused the net interest margin to decrease 32 basis points from 4.79% to 4.47% for the nine months ended September 30, 2002 and 2003, respectively.

Total noninterest income increased $346,315 or 13.60% from $2,546,665 for the first nine months of 2002 to $2,892,980 for the first nine months of 2003. This change can be attributed to increases in commissions earned on the sale of nondeposit investment products and fees earned from the origination of secondary market mortgages. Total noninterest expenses increased $1,243,290 or 19.08% from $6,516,096 during the first nine months of 2002 to $7,759,386 during the first nine months of 2003. This change can be attributed to an increase in compensation and benefits expense from the hiring of additional personnel for the Bank's new branch locations and an increase in pension benefit expense.

Earnings per common share outstanding (basic and diluted) was $1.83 and $2.02 for the nine months ended September 30, 2002 and 2003, respectively. Annualized return on average assets for the nine month periods ended September 30, 2002 and 2003 was 1.37% and 1.28%, respectively. Annualized return on average equity for the nine month periods ended September 30, 2002 and 2003 was 15.88% and 15.62%, respectively.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based upon management's estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the section CRITICAL ACCOUNTING POLICIES above. The provision for loan losses for the nine month periods ended September 30, 2002 and 2003 was $585,000 and $475,000, respectively. The allowance for loan losses increased $420,487 or 17.69% during the first nine months of 2003 from $2,376,463 at December 31, 2002 to $2,796,950 at September 30, 2003. The allowance as a percentage of total loans was 1.05% as of December 31, 2002 and September 30, 2003. Charged-off loans were $127,446 and $131,564 for the nine months ended September 30, 2002 and 2003, respectively. Recoveries were $49,555 and $77,051 for the nine months ended September 30, 2002 and 2003, respectively. This resulted in net charge-offs of $77,891 and $54,513 for the first nine months of 2002 and 2003, respectively. The ratio of net charge-offs to average loans was 0.04% and 0.02% for the first nine months of 2002 and 2003, respectively.

Loans past due greater than 90 days and still accruing interest increased from $26,674 at December 31, 2002 to $59,130 at September 30, 2003. Total nonaccrual loans were $56,542 as of September 30, 2003. There were no impaired loans as of September 30, 2003. There were no nonaccrual or impaired loans as of December 31, 2002.

Loans are viewed as potential problem loans when management questions the ability of the borrower to comply with current repayment terms. These loans are subject to constant review by management and their status is reviewed on a regular basis. The amount of problem loans as of December 31, 2002 and September 30, 2003 was $1,021,153 and $502,707, respectively. Most of these loans are well secured and management expects to incur only immaterial losses, if any, on their disposition.

BALANCE SHEET

Total assets increased $46.9 million or 16.03% from $292.6 million at December 31, 2002 to $339.5 million at September 30, 2003. Securities increased $8.6 million or 21.24% during the first nine months of 2003 from $40.3 million at December 31, 2002 to $48.9 million at September 30, 2003. Loans, net of unearned discounts increased $39.9 million or 17.67% during the same period from $226.0 million at December 31, 2002 to $265.9 million at September 30, 2003. Total liabilities increased $44.2 million or 16.51% during the first nine months of 2003 from $268.2 million at December 31, 2002 to $312.4 million at September 30, 2003. Total deposits increased $33.6 million or 14.21% during the same period from $236.6 at December 31, 2002 to $270.2 million at September 30, 2003. Total shareholders' equity increased $2.6 million or 10.79% during the first nine months of 2003 from $24.4 million at December 31, 2002 to $27.0 million at September 30, 2003.

TRUST PREFERRED CAPITAL NOTES

On May 23, 2002, Eagle Financial Statutory Trust I ("the Trust"), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7 million of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2003 was 4.59%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7 million of the Company's junior subordinated debt securities with maturities and interest rates like the capital securities.

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

SHAREHOLDERS' EQUITY

Shareholders' equity per common share outstanding (book value) increased $1.64 or 9.94% from $16.50 at December 31, 2002 to $18.14 at September 30, 2003.
During 2002 the Company paid $0.65 per share in dividends. The Company's total dividends for the first three quarters of 2003 were $0.55 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

LIQUIDITY AND MARKET RISK

Asset and liability management assures liquidity and maintains the balance between rate sensitive assets and liabilities. Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or through the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. Total liquid assets were $93.2 million at December 31, 2002 and $102.7 million at September 30, 2003. These amounts represent 34.76% and 32.87% of total liabilities as of December 31, 2002 and September 30, 2003, respectively.

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

            Exhibit 11. Computation of Per Share Earnings (incorporated herein as Exhibit 11).

            Exhibit 15.                Not applicable.

            Exhibit 18.                Not applicable.

            Exhibit 19.                Not applicable.

            Exhibit 22.                Not applicable.

            Exhibit 23.                Not applicable.

            Exhibit 24.                Not applicable.

            Exhibit 27.                Not applicable

            Exhibit 31. Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to
                                       Section 302 of the Sarbanes-Oxley Act of
                                       2002.

                  31.1                 Certification by John R. Milleson

                  31.2                 Certification by James W. McCarty, Jr.

            Exhibit 32.                Certifications pursuant to 18 U.S.C.
                                       Section 1350, as adopted pursuant to
                                       Section 906 of the Sarbanes-Oxley Act of
                                       2002.

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

                                  EAGLE FINANCIAL SERVICES, INC.


Date:          November 12, 2003    /s/ JOHN R. MILLESON
                                    --------------------------
                                    John R. Milleson
                                    President and Chief Executive
                                     Officer


Date:          November 12, 2003    /s/ JAMES W. MCCARTY, JR.
                                    --------------------------
                                    James W. McCarty, Jr.
                                    Vice President, Chief Financial
                                    Officer, and Secretary/Treasurer