Form 10-K
period 2003-12-31
EAGLE FINANCIAL SERVICES INC
filed 2004-03-30
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 0-20146

EAGLE FINANCIAL SERVICES, INC.

(Exact name of Registrant as specified in its charter)

Virginia	54-1601306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 East Main Street P.O. Box 391 Berryville, Virginia 22611	22611
(Address of principal executive offices)	(Zip code)

(540) 955-2510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $2.50

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2003 was $39,311,730. The aggregate market value of the stock was computed using a market rate of $30.00 per share.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2004 was 1,500,089.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1. Business

General

Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated during 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.

The Bank has ten full-service branches and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has offices located in Clarke County, Frederick County, and The City of Winchester. This primary trade area is located in northwestern Virginia, approximately 60 miles west of Washington, D.C. The total population of the Bank’s trade area is approximately 100,000. The local economy is growing and is driven by a number of industries including manufacturing, agriculture, and construction.

The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial loans. The Bank also has a credit card program which offers credit cards and merchant services to customers. The Bank has over twenty ATM locations in its trade area and issues both ATM cards and Debit cards to deposit customers. These cards can be used to withdraw cash at most ATM’s through the Bank’s membership in both regional and national networks. These cards can also be used to make purchases at retailers who accept transactions through the same regional and national networks. The Bank offers both telephone banking and internet banking to its customers. Both of these services can be used by consumer and commercial customers to research account information and transfer funds between accounts. The internet banking also offers online bill payment to consumer and commercial customers. The Bank operates a full-service trust department. The Trust Department offers a full range of personal and Retirement Plan services. These include serving as Agent for bill paying and Custody of assets, as Investment Manager with full authority or advisor, as Trustee or co-trustee for Trusts Under Will or Under Agreement, as Trustee of a Life Insurance Trust, as Guardian or Committee, as Agent under a Power of Attorney, as Executor or Co-executor, as Custodian or Investment Advisor for Individual Retirement plans, and as Trustee or Trust Advisor for corporate retirement plans such as Profit Sharing and 401(k) plans. The Bank also has a division, Eagle Investment Services, which sells non-deposit investment products through a third party provider, UVEST Investment Services.

In addition to the Bank, the Company has a wholly owned subsidiary, Eagle Financial Statutory Trust I, which was formed in connection with the issuance of $7 million in trust preferred securities in May 2002. The Company is also a general partner in a low income housing project. The Company’s subsidiary, Bank of Clarke County, is a partner in Bankers Title Shenandoah, LLC, which sells title insurance and is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks.

Employees

The Bank had thirty-eight officers, ninety-nine other full-time and twenty-three part-time employees (or 144 full-time equivalent employees) as of December 31, 2003. None of the Bank’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employee to be excellent.

Credit Policies

The lending activities are performed and the credit policy issues are administered by the Company’s subsidiary, Bank of Clarke County (the “Bank”). The principal risk associated with the Bank’s loan portfolio is the creditworthiness of its borrowers. In an effort to manage this risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. Credit risk is increased or decreased, depending on the type of loan and prevailing economic conditions. In consideration of the different types of loans in the portfolio, the risk associated with real estate mortgage loans, commercial and consumer loans varies based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay debt. The risk associated with real estate construction loans varies based on the supply and demand for the type of real estate under construction.

The Company has written policies and procedures to help manage credit risk. The Company utilizes a loan review process that includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to establish loss exposure and to ascertain compliance with the Bank’s policies. Certain sections within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations address the loan portfolio, allowance for loan losses and nonperforming assets.

The Bank uses a Directors Loan Committee and lending limits approved by the Directors Loan Committee to approve loan requests. The loan officers are categorized based on the amount of secured and unsecured lending authority they possess. The highest authority (Category I) is comprised of the Bank’s President and Chief Executive Officer, the Senior Loan Officer and the Associate Senior Loan Officer. There are three additional categories (Categories II, III and IV) with different amounts of secured and unsecured authority. Two officers in Category I may combine their authority to approve loan request of up to $1,500,000 secured or $750,000 unsecured. An officer in Category II, III or IV may combine his or her authority with one officer in a higher category to approve a loan request. Any loan request which exceeds the combined authority of the categories must be presented to the Directors Loan Committee. The Directors Loan Committee, which currently consists of four directors (three directors constitute a quorum, of whom any two may act), approves loan requests which exceed the combined authority of two loan officers as described above. The minimum amount which requires Director Loan Committee approval, which is derived by combining the authorities of a Category I and Category IV officer, is $775,000 secured and $380,000 unsecured. The Directors Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

Competition

There is competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit union, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2003 as reported to the FDIC, the Company has 16.6% of the total deposits in its trade area, which is the third largest share.

Supervision and Regulation

General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.

The following sections summarize the significant federal and state laws applicable to the Company and its subsidiaries. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision

The Bank Holding Company Act. Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company level are limited to:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

•	acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act, which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company may elect do so in the future.

Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2003, the Bank declared $2.4 million in dividends payable to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC. The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank subsidiary are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. For example, depository institutions insured by the BIF that are “well capitalized” and that present few or no supervisory concerns are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .03% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC. In addition, the FDIC has authority to impose special assessments from time to time.

The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. The Company is not aware of any existing circumstances that could result in termination of any of the Bank’s deposit insurance.

Capital Requirements. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•	the Tier 1 Capital ratio; and

•	the leverage ratio.

Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank presently maintains sufficient capital to remain well capitalized under these guidelines.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

Interstate Banking and Branching. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

Monetary Policy. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Federal Reserve System. In 1980, Congress enacted legislation that imposed reserve requirements on all depository institutions that maintain transaction accounts or nonpersonal time deposits. NOW accounts, money market deposit accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to these reserve requirements, as are any nonpersonal time deposits at an institution.

These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

Transactions with Affiliates. Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions.

Loans to Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act. Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulatory. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

Fair Lending; Consumer Laws. In addition to the Community Reinvestment Act, other federal and state laws regulate various lending and consumer aspects of the banking business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums, short of a full trial.

Recently, these governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity .

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Gramm-Leach-Bliley Act of 1999. The Gramm-Leach-Bliley Act of 1999 was signed into law on November 12, 1999. The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of its provisions require the federal bank regulatory agencies and other regulatory bodies to adopt implementing regulations, and for that reason an assessment of the full impact of the GLBA on the Company must await completion of that regulatory process. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in specific areas identified under the law. Under the new law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, the new law makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The new law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

USA Patriot Act. The USA Patriot Act was adopted on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. Interim rules implementing the USA Patriot Act were issued effective March 4, 2002. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the Company does not expect the USA Patriot Act to materially affect its products, services or other business activities.

Future Regulatory Uncertainty. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal regulation of financial institutions may change in the future and impact its operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

SEC Filings. The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934 with the Securities and Exchange Commission. These reports are available on the internet within the EDGAR database on the SEC’s website (www.sec.gov) or within the Investor Relations section of the Bank’s web site (www.bankofclarke.com).

Item 2. Properties.

The company owns or leases buildings which are used in normal business operations. The following list contains information about the business locations of the Company. Information about the functional purpose of the location and whether the location is owned or leased is included in the list. The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its purposes.

Corporate Headquarters:

2 East Main Street Berryville, Virginia 22611 County of Clarke	The main office, owned by the Bank, is a two-story building of brick construction. It houses a full-service branch location, including lending services. In addition, it houses the Bank’s Trust, Operations, Information Technology, Finance, Human Resources, and Marketing Departments. This location has an ATM, but no drive-up banking.

Banking Locations:

108 West Main Street Boyce, Virginia 22620	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking, but no ATM.

400 McNeil Drive Berryville, Virginia 22611	This location, owned by the Bank, offers drive-up banking only. It also has a drive-up ATM.

1508 Senseny Road Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1460 North Frederick Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

3360 Valley Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1879 Berryville Pike Winchester, Virginia 22602	The Bank leases the land on which this branch was constructed. This location has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

382 Fairfax Pike Stephens City, Virginia 22655	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

625 East Jubal Early Drive Winchester, Virginia 22601	The Bank leases this location. It has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

190 Campus Boulevard, Suite 120 Winchester, Virginia 22601	This Bank leases this branch office, which is located within a regional medical center. This location has a full-service lobby, including lending services and a walk-up ATM. This location does not have drive-up banking.

202 North Loudoun Street Winchester, Virginia 22601	This three-story brick building was acquired during 2003. The branch office, investment division and loan personnel located at 40 West Piccadilly Street were moved to this location during January 2004. The first floor houses the branch services, including drive-up banking and a drive-up ATM. Also on this floor are employees of the Bank’s investment services division. In addition to the loan personnel from the 40 West Piccadilly Street location, the second floor houses loan operations, collections, and additional loan officers, which were moved from the Bank’s main office. The basement of this location has been renovated to service as a training facility for the Bank. The third floor is currently leased to several businesses whose leases the Bank assumed at purchase.

Other Properties:

40 West Piccadilly Street Winchester, Virginia 22601	This banking location was moved during January 2004 to 202 North Loudoun Street as noted above. The Bank intends to hold this property for future growth.

2555 Pleasant Valley Road Winchester, Virginia 22601	This property was purchased during 2002 to serve as a future branch site. The Bank has not determined when construction will begin on this location.

18 North Church Street Berryville, Virginia	This building is currently leased as office space. The Bank has no plans to use this facility for banking purposes.

Item 3. Legal Proceedings

During the normal course of business, various legal claims arise from time to time which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s common stock is not listed for trading on a registered exchange or quoted on the National Association of Securities Dealers Automated Quotation System (NASDAQ). Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted on the OTC Bulletin Board under the symbol “EFSI.” The OTC Bulletin Board provides information about the common stock to professional market makers who match sellers with buyers. Securities brokers can obtain information from the OTC Bulletin Board when working with clients. When a client decides to initiate a transaction, the broker will contact one of the stock’s market makers.

The Company has a limited record of trades involving its common stock in the sense of “bid” and “asked” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The following table summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company and dividends declared during 2003 and 2002. The Company may not be aware of the per share price of all trades made.

	2003		2002		Dividends Per Share
	High	Low	High	Low	2003	2002
1st Quarter	$28.00	$28.00	$24.00	$20.00	$0.18	$0.15
2nd Quarter	30.00	28.00	26.00	23.50	0.18	0.16
3rd Quarter	43.26	31.00	26.50	25.50	0.19	0.16
4th Quarter	48.00	43.00	28.00	26.50	0.20	0.17

The Company has historically paid dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors. Some of the factors affecting the payment of dividends on the Company’s common stock are operating results, financial condition, capital adequacy, regulatory requirements, and shareholders returns.

As of March 19, 2004, the Company had approximately 1,235 shareholders of record.

Item 6. Selected Financial Data

The following Selected Financial Data for the five fiscal years ended December 31, 2003 should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements of the Registrant incorporated by reference in response to Item 8, Financial Statements and Supplementary Data.

	Years Ended December 31
	2003	2002	2001	2000	1999
Income Statement Data:
Interest and Dividend Income	$17,148,923	$15,970,038	$14,514,207	$13,342,966	$11,014,989
Interest Expense	3,972,831	4,618,148	6,012,603	5,899,537	4,485,143

Net Interest Income	$13,176,092	$11,351,890	$8,501,604	$7,443,429	$6,529,846
Provision for Loan Losses	650,000	700,000	712,500	350,000	335,000

Net Interest Income after Provision for Loan Losses	$12,526,092	$10,651,890	$7,789,104	$7,093,429	$6,194,846
Noninterest Income	3,919,837	3,468,152	2,983,504	2,175,228	2,024,649

Net Revenue	$16,445,929	$14,120,042	$10,772,608	$9,268,657	$8,219,495
Noninterest Expenses	10,648,782	9,081,685	7,375,872	6,576,135	5,982,827

Income before Income Taxes	$5,797,147	$5,038,357	$3,396,736	$2,692,522	$2,236,668
Applicable Income Taxes	1,760,451	1,494,456	952,044	677,696	551,538

Net Income	$4,036,696	$3,543,901	$2,444,692	$2,014,826	$1,685,130

Performance Ratios:
Return on Average Assets	1.26%	1.33%	1.15%	1.08%	1.05%
Return on Average Equity	15.47%	15.47%	12.04%	11.05%	10.08%
Shareholders’ Equity to Assets	8.06%	8.34%	9.04%	9.82%	9.79%
Dividend Payout Ratio	27.61%	26.51%	32.62%	32.81%	32.06%

Per Share Data:
Net Income, basic and diluted	$2.71	$2.41	$1.68	$1.40	$1.18
Cash Dividends Declared	0.75	0.64	0.55	0.46	0.38
Book Value	18.94	16.50	14.69	13.33	12.19
Market Price	45.80	27.50	24.00	25.50	29.00
Average Shares Outstanding, Basic	1,487,985	1,469,995	1,452,416	1,439,129	1,423,312
Average Shares Outstanding, Diluted	1,488,057	1,469,995	1,452,416	1,439,129	1,423,312

Balance Sheet Data:
Assets	$352,009,712	$292,567,571	$237,641,939	$196,133,288	$178,377,761
Loans	276,530,290	225,978,331	179,668,892	142,049,516	124,817,215
Securities	47,890,683	40,334,782	36,972,829	37,918,656	40,587,858
Deposits	275,531,540	236,591,708	197,348,451	168,056,776	148,888,478
Shareholders’ Equity	28,366,137	24,401,791	21,472,707	19,265,486	17,460,848

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. Our deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2003, the Company had total assets of $352.0 million, net loans of $273.7, total deposits of $275.5 million and shareholders’ equity of $28.4 million. The Company’s net income was $4.0 million for the year ended December 31, 2003.

MANAGEMENT’S STRATEGY

The Company strives to be a outstanding financial institution in its market by building solid sustainable relationships with: (1) its customers, by providing highly personalized customers service, a network of conveniently placed branches and ATMs, a competitive variety of products/services and courteous, professional employees, (2) its employees, by providing generous benefits, a positive work environment, advancement opportunities and incentives to exceed expectations, (3) its communities, by participating in local concerns, providing monetary support, supporting employee volunteerism and providing employment opportunities, and (4) its shareholders, by providing sound profits and returns, sustainable growth, regular dividends and committing to our local, independent status.

OPERATING STRATEGY

The Bank is a locally owned and managed financial institution. This allows the Bank to be flexible and responsive in the products and services it offers. The Bank grows primarily by lending funds to local residents and businesses at a competitive price that reflects the inherent risk of lending. The Bank attempts to fund these loans through deposits gathered from local residents and businesses. The Bank prices its deposits by comparing alternative sources of funds and selecting the lowest cost available. When deposits are not adequate to fund asset growth, the Bank relies on borrowings, both short and long term. The Bank’s primary source of borrowed funds is the Federal Home Loan Bank of Atlanta which offers numerous terms and rate structures to the Bank.

As interest rates change, the Bank attempts to maintain its net interest margin. This is accomplished by changing the price, terms, and mix of its financial assets and liabilities. The Bank also earns fees on services provided through its trust department, investments sale, mortgage origination, and deposit operations. The Bank also incurs noninterest expenses such as compensating employees, maintaining and acquiring fixed assets, and purchasing goods and services necessary to support its daily operations.

The Bank has a marketing department which seeks to develop new business. This is accomplished through an ongoing calling program whereby account officers visit with existing and potential customers to discuss the products and services offered. The Bank also utilizes traditional advertising such as television commercials, radio ads, newspaper ads, and billboards.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on their disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans are identified which are affected by these events or losses are experienced on the loans which are affected by these events, they will be recognized within the specific or formula allowances.

RESULTS OF OPERATIONS

Net Income

Net income for 2003 was $4.0 million, an increase of $0.5 million or 13.9% over 2002’s net income of $3.5 million. Net income for 2002 increased $1.1 million or 45.0% over 2001’s net income of $2.4 million. Earnings per share, basic and diluted, were $1.68, $2.41 and $2.71 for 2001, 2002 and 2003, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA for the Company was 1.26%, 1.33% and 1.15% for 2003, 2002, and 2001, respectively. An increase in fixed assets and changes in the net interest margin caused the 7 basis point decrease from 2002 to 2003. The 18 basis point increase from 2001 to 2002 can be attributed to better pricing methods on the Company’s deposits.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. ROE for 2003 and 2002 was 15.47% as compared to 12.04% for 2001. The 3.43% increase from 2001 to 2002 reflects the increase in net income being greater than the increase in shareholders’ equity while the unchanged ROE from 2002 to 2003 indicates that both shareholders’ equity and net income increased proportionately.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $13.2 million for 2003, $11.4 million for 2002 and $8.5 million for 2001, which represents increases of $1.8 million or 16.1% for 2003 and $2.9 million or 33.5% for 2002. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates.

Tax equivalent net interest income divided by total average earning assets equals the net interest margin. The net interest margin was 4.48% for 2003, 4.73% for 2002 and 4.47% for 2001. The decrease of 25 basis points in the net interest margin from 2002 to 2003 was due to a greater decrease in the tax-equivalent yield on average earning assets than the average rate on interest bearing-liabilities. The increase of 26 basis points in the net interest margin during 2002 over 2001 was due to a greater decrease in the average rate on interest-bearing liabilities than in the tax-equivalent yield on average earning assets.

The tax-equivalent yield on earning assets decreased 80 basis points from 2002 to 2003 and 93 basis points from 2001 to 2002. The tax-equivalent yield on securities decreased 121 basis points from 2002 to 2003 and 37 basis points from 2001 to 2002. These decreases are due to securities purchased during 2002 and 2003 having a lower yield than the securities already in the portfolio. The Company expects interest rates to remain low during 2004 and the yield on securities to remain constant. In addition, continued mortgage refinancing activity during 2003 caused repayments on the mortgage-backed securities to increase and these proceeds were being reinvested at a much lower yield. The tax-equivalent yield on loans decreased 70 basis points from 2002 to 2003 and 109 basis points from 2001 to 2002. These decreases were due to refinancing activity into products with a lower yield and decreases in the indices used to price variable rate loans. The decrease in 2003 can also be attributed to aggressive pricing offered to attract certain loan types.

The average rate on interest-bearing liabilities decreased 63 basis points from 2002 to 2003 and 145 basis points from 2001 to 2002. These changes were caused primarily deposit pricing. The average rate on total interest-bearing deposits decreased 75 basis points from 2002 to 2003 and 160 basis points from 2001 to 2002. Both decreases can be attributed to repricing deposits in response to monetary policy actions and yield curve changes. The decrease in 2002 can also be attributed to the maturity of higher rate certificates of deposit which were issued during 2000 and 2001. The decrease in 2003 can also be attributed to customers preferring certificates of deposit with shorter terms and lower yields. The Company expects deposit preferences to remain the same for 2004. The changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The average rate for these borrowings decreased 71 basis points from 2002 to 2003 and 194 basis points from 2001 to 2002. The federal funds target rate was decreased from 1.25% to 1.00% by the Federal Reserve during June 2003. The rate on retail repurchase agreements is indexed to the average 90-day T-bill rate and changes monthly. The Company also borrows from the Federal Home Loan Bank (FHLB) in the form of short and long term advances. The average rate on FHLB advances decreased 5 basis points from 2002 to 2003 and 103 basis points from 2001 to 2002. The decrease from 2001 to 2002 can be attributed to additional advances with lower rates than what was outstanding during 2001.

Despite decreases in the net interest margin during 2002 and 2003, the Company’s net interest income increased during each period. The table titled “Volume and Rate Analysis” provides information about the effect of growth in financial assets and liabilities and changes in rates on net interest income. Tax-equivalent net interest income increased $1.8 million during 2003 which is comprised of an increase due to volume of $1.9 million and a decrease due to rates of $0.1 million. Tax-equivalent net interest income increased $2.8 million during 2002 which is comprised of an increase due to volume of $1.5 million and an increase due to rates of $1.3 million. During 2002 and 2003, the increases in tax-equivalent net interest income were driven by an increases in the volume of loans and decreases in the rates on deposits.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Average Rate	Average Balances	Interest Income/ Expense	Average Rate	Average Balances	Interest Income/ Expense	Average Rate
Assets:
Securities:
Taxable	$34,975	$1,549	4.43%	$25,249	$1,483	5.87%	$27,121	$1,715	6.32%
Tax-Exempt (1)	9,724	598	6.15%	10,318	653	6.33%	10,843	707	6.52%

Total Securities	$44,699	$2,147	4.80%	$35,567	$2,136	6.01%	$37,964	$2,422	6.38%
Loans:
Taxable	249,218	15,049	6.04%	206,993	13,970	6.75%	156,194	12,243	7.84%
Tax-Exempt (1)	2,418	176	7.28%	1,212	94	7.76%	1,365	103	7.55%

Total Loans	$251,636	$15,225	6.05%	$208,205	$14,064	6.75%	$157,559	$12,346	7.84%
Federal funds sold	3,344	38	1.14%	1,603	23	1.43%	555	18	3.24%
Interest-bearing deposits in other banks	162	1	0.62%	155	1	0.65%	80	3	3.75%

Total earning assets	$299,841	$17,411	5.81%	$245,530	$16,224	6.61%	$196,158	$14,789	7.54%

Allowance for loan losses	(2,623)			(2,132)			(1,499)
Total non-earning assets	23,994			23,794			17,184

Total assets	$321,212			$267,192			$211,843

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$65,704	$567	0.86%	$40,463	$426	1.05%	$26,387	$225	0.85%
Money market accounts	41,508	483	1.16%	36,423	657	1.80%	22,690	545	2.40%
Savings accounts	27,547	155	0.56%	22,250	266	1.20%	16,956	302	1.78%
Time deposits:
$100,000 and over	23,079	485	2.10%	25,866	789	3.05%	25,452	1,357	5.33%
Under $100,000	44,438	1,069	2.41%	46,710	1,484	3.18%	55,574	3,025	5.44%

Total interest-bearing deposits	$202,276	$2,759	1.36%	$171,712	$3,622	2.11%	$147,059	$5,454	3.71%
Federal funds purchased and securities sold under agreements to repurchase	6,225	72	1.16%	7,205	135	1.87%	6,252	238	3.81%
Federal Home Loan Bank advances	20,984	811	3.86%	17,071	667	3.91%	6,493	321	4.94%
Trust preferred capital notes	7,000	330	4.71%	3,769	194	5.15%	—	—	—

Total interest-bearing liabilities	$236,485	$3,972	1.68%	$199,757	$4,618	2.31%	$159,804	$6,013	3.76%

Noninterest-bearing liabilities:
Demand deposits	56,373			43,162			30,462
Other Liabilities	2,234			1,365			1,272

Total liabilities	$295,092			$244,284			$191,538
Shareholders’ equity	26,120			22,908			20,305

Total liabilities and shareholders’ equity	$321,212			$267,192			$211,843

Net interest income		$13,439			$11,606			$8,776

Net interest spread			4.13%			4.30%			3.78%
Interest expense as a percent of average earning assets			1.32%			1.88%			3.07%
Net interest margin			4.48%			4.73%			4.47%

(1)	Income and yields are reported on tax-equivalent basis using a federal tax rate of 34%.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	Years Ended December 31,
	2003 vs 2002 Increase (Decrease) Due to Changes in:			2002 vs 2001 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$182	$(116)	$66	$(114)	$(118)	$(232)
Tax-exempt	(37)	(18)	(55)	(34)	(20)	(54)

Loans:
Taxable	2,228	(1,149)	1,079	3,017	(1,290)	1,727
Tax-exempt	87	(5)	82	(12)	3	(9)
Federal funds sold	18	(3)	15	7	(2)	5
Interest-bearing deposits in other banks	—	—	—	(17)	15	(2)

Total earning assets	$2,478	$(1,291)	$1,187	$2,847	$(1,412)	$1,435

Interest-Bearing Liabilities:
NOW accounts	$199	$(58)	$141	$139	$62	$201
Money market accounts	112	(286)	(174)	191	(79)	112
Savings accounts	89	(200)	(111)	825	(861)	(36)
Time deposits:
$100,000 and over	(78)	(226)	(304)	22	(590)	(568)
Under $100,000	(69)	(346)	(415)	(441)	(1,101)	(1,542)

Total interest-bearing deposits	$253	$(1,116)	$(863)	$736	$(2,569)	$(1,833)

Federal funds purchased and securities sold under agreements to repurchase	$(17)	$(46)	$(63)	$44	$(147)	$(103)
Federal Home Loan Bank Advances	153	(9)	144	397	(51)	346
Trust preferred capital notes	151	(15)	136	194	—	194

Total interest-bearing liabilities	$540	$(1,186)	$(646)	$1,371	$(2,767)	$(1,396)

Change in net interest income	$1,938	$(105)	$1,833	$1,476	$1,355	$2,831

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the section Critical Accounting Policies above. The provision for loan losses was $650,000 for 2003, $700,000 for 2002 and $712,500 for 2001.

Noninterest Income

Total noninterest income was $3,919,837, $3,468,152 and $2,983,504 during 2003, 2002 and 2001, respectively. This represents an increase of $451,685 or 13.0% for 2003 and $484,648 or 16.2% for 2002. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Trust Department income was $498,693, $487,096 and $558,940 during 2003, 2002 and 2001, respectively. The amount of Trust Department income is determined by the number of active accounts and total assets under management. Income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts were $1,297,197, $1,061,198 and $924,846 during 2003, 2002 and 2001, respectively. This represents an increase of $235,999 or 22.2% for 2003 and $136,352 or 14.7% for 2002. The increases in 2002 and 2003 can be attributed to new demand deposit and savings accounts obtained through the Bank’s branch network. The increase in 2003 can also be attributed to adjustments in the fee schedule for those account types. The Company expects services charges on deposit accounts to increase proportionately with deposit growth during 2004.

Other service charges and fees were $1,911,321, $1,735,475 and $1,317,379 during 2003, 2002 and 2001, respectively. This represents an increase of $175,846 or 10.1% for 2003 and $418,096 or 31.7% for 2002. The increases during 2003 can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees generated from the origination of mortgage loans for the secondary market, and fees generated from the Bank’s ATM/debit card programs. The increases during 2002 can be attributed to the same activities plus fees generated from the Bank’s credit card programs. The amount of commissions received from the sale of non-deposit investment products increased $115,272 during 2003. This increase was realized through both the development of new customers and providing additional products to existing customers. The Company expects these fees to increase slightly during 2004 due to business development and referral programs. The amount of fees generated from the origination of mortgage loans for the secondary market increased $49,202 during 2003 due to continued refinancing activity. The Company may see this decrease in 2004 as refinancing activity has slowed in the market. Fees generated from the Bank’s ATM/debit card programs increased $85,334 during 2003 due to higher transaction volumes on the cards outstanding and additional surcharge income from non-customers using the Bank’s ATM’s.

Securities gains were $36,036 during 2002 and $84,614 during 2001. There were no sales of securities during 2003.

Other operating income was $212,626, $148,347 and $97,725 for 2003, 2002 and 2001, respectively. This represents an increase of $64,279 or 43.3% for 2003 and $50,622 or 51.8% for 2002. The increase in 2003 was primarily due to a $53,602 increase in the amount of dividends received on the Bank’s investment in a title insurance company.

Noninterest Expenses

Total noninterest expenses were $10,648,782, $9,081,685 and $7,375,872 during 2003, 2002 and 2001, respectively. This represents an increase of $1,567,097 or 17.3% for 2003 and $1,705,813 or 23.1% for 2002. The efficiency ratio of the Company, a measure of its performance based upon the relationship between noninterest expenses and operating income, was 61.46% for 2003, 60.25% for 2002 and 63.15% for 2001. Changes in the efficiency ratio can be attributed to the percentage change in tax-equivalent net interest income and noninterest income as compared to the percentage change in noninterest expenses. It is management’s objective to maintain an efficiency ratio at or below 65.00% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and employee benefits were $6,324,607, $5,295,123 and $4,157,713 during 2003, 2002 and 2001, respectively. This represents an increase of $1,029,484 or 19.4% for 2003 and $1,137,410 or 27.4% for 2002. The increases in 2003 and 2002 for salaries and employee benefits can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses were $629,512, $507,353 and $430,914 during 2003, 2002 and 2001, respectively. This represents an increase of $122,159 or 24.1% for 2003 and $76,439 or 17.7% for 2002. The increase in both 2003 and 2002 can be attributed to the expenses associated with adding locations to the Bank’s branch network. Additionally, the 2003 amount includes the rent expense on the land for the Bank’s Millbrook branch.

Equipment expenses were $847,362, $779,548 and $683,184 during 2003, 2002 and 2001, respectively. This represents an increase of $67,814 or 8.7% for 2003 and $96,364 or 14.1% for 2002. The increase during 2003 can be attributed to investments in hardware and software related to the Bank’s core software conversion. The increase during 2002 can be attributed to computer hardware upgrades and the installation of a new telephone system.

Advertising and marketing expenses were $318,017, $280,531 and $243,511 during 2003, 2002 and 2001, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Income Taxes

Income tax expense was $952,044, $1,494,456 and $1,760,451 for the years ended December 31, 2001, 2002 and 2003, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 28.03%, 29.66% and 30.37% for 2001, 2002 and 2003, respectively. Note 8 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense. In addition, Note 8 to the Consolidated Financial Statements provides information regarding the principal items giving rise to deferred taxes for 2003 and 2002.

FINANCIAL CONDITION

Securities

The total amount of securities as of December 31, 2003 was $47.9 million as compared to $40.4 million as of December 31, 2002, which represents an increase of $7.5 million or 18.7% during 2003. The increase in 2003 was to provide additional collateral to pledge for public and other deposits as required by law and to maintain adequate liquidity as discussed within the Liquidity section below. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2003. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2003 and 2002.

The Company had $14.2 million and $15.3 million in securities classified as held to maturity at December 31, 2003 and 2002, respectively, which represents a decrease of $1.1 million or 7.3% during 2003. The Company had $33.7 million and $25.1 million in securities classified as available for sale at December 31, 2003 and 2002, respectively, which represents an increase of $8.6 million or 34.6% during 2003. Most securities purchased during 2003 were designated as available for sale due to their low yields. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity when needed to meet short-term obligations. The held to maturity securities purchased during the year were primarily obligations of states and political subdivisions. The Company attempts to maintain a stable percentage of these securities in the portfolio due to their tax-exempt status.

The Company had an unrealized gain on available for sale securities in the amount of $1,032,341 at December 31, 2003 as compared to an unrealized gain in the amount of $834,787 at December 31, 2002. This resulted in a total unrealized gain of $197,554 during 2003. This unrealized gain can be attributed to changes in interest rates during 2003. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio. During 2002 and 2003 the Company attempted to shorten the maturities of its securities in order to reinvest at higher yields, assuming interest rates would rise. The table indicates that $29.9 ,million or 62.5% of the portfolio will mature within five years. In addition, although the mortgage-backed securities have maturities which are longer than five years, they provide monthly principal curtailments which can be reinvested at a prevailing rate or different term

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2003
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$500	5.42%	$1,004	2.11%	$—	—	$—	—	$1,504	3.21%
Mortgage-backed securities	78	5.80%	185	6.03%	1,318	4.42%	562	5.61%	2,143	4.92%
Obligations of states and political subdivisions, taxable	505	6.16%	346	5.99%	230	6.28%	—	—	1,081	6.13%

Total taxable	$1,083		$1,535		$1,548		$562		$4,728
Obligations of states and political subdivisions, tax-exempt (1)	501	6.39%	6,409	6.14%	2,144	5.02%	376	6.44%	9,430	5.91%

Total	$1,584		$7,944		$3,692		$938		$14,158

Securities available for sale:
Obligations of U.S. government corporations and agencies	$3,039	2.60%	$7,067	3.53%	$—	—	$—	—	$10,106	3.25%
Mortgage-backed securities	—	—	1,224	3.85%	6,253	3.70%	2,428	2.34%	9,905	3.39%
Corporate securities	1,485	5.28%	6,842	6.61%	1,754	6.42%	860	9.80%	10,941	6.63%
Other taxable securities	—	—	—	—	—	—	1,353	5.30%	1,353	5.30%

Total taxable	$4,524		$15,133		$8,007		$4,641		$32,305

Obligations of states and political subdivisions, tax-exempt (1)	—	—	757	6.71%	671	7.39%	—	—	1,428	7.03%

Total	$4,524		$15,890		$8,678		$4,641		$33,733

Total securities	$6,108		$23,834		$12,370		$5,579		$47,891

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Loans, net of unearned income, were $276.5 million, $226.0 million at December 31 2003 and 2002, respectively. This represents an increase of $50.5 million or 22.4% for 2003. The Company’s significant loan growth during 2003 and 2002 was accomplished through competitive loan pricing, experienced loan officers, and continuous sales efforts. The ratio of loans to deposits increased from 95.51% to 100.36% at December 31, 2002 and 2003, respectively. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loans secured by real estate were $221.8 million or 80.2% and $174.7 million or 77.31% of total loans at December 31, 2003 and 2002, respectively. This represents an increase of $47.1 million or 26.9% for 2003. These loans are well-secured and based on conservative appraisals in a stable market. The Company generally does not make real estate loans outside its primary market area. Consumer installment loans were $32.2 million or 11.6% and $31.4 million or 13.9% of total loans at December 31, 2003 and 2002, respectively. This type of loan is primarily comprised of vehicle loans which have been difficult to increase due to manufacturer financing options and customers using alternative financing such home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $20.8 million or 7.5% and $18.7 million or 8.3% of total loans at December 31, 2003 and 2002. This represents an increase of $2.1 million or 11.2% for 2003.

Loan Portfolio

(dollars in thousands)

	December 31,
	2003	2002	2001	2000	1999
Loans secured by real estate:
Construction and land development	$24,536	$12,081	$10,383	$4,396	$4,138
Secured by farmland	2,721	2,892	4,778	5,109	6,057
Secured by 1-4 family residential properties	137,166	111,273	93,042	75,809	64,566
Secured by nonfarm, nonresidential properties	57,341	48,459	30,295	25,217	23,457
Loans to farmers	1,065	1,071	1,002	656	495
Commercial and industrial loans	20,763	18,671	13,912	10,749	9,952
Consumer installment loans	32,177	31,377	25,909	18,749	14,745
All other loans	761	154	350	1,372	1,445

Total loans	$276,530	$225,978	$179,671	$142,057	$124,855
Less: Unearned discount	—	—	(2)	(8)	(37)

Total Loans, Net	$276,530	$225,978	$179,669	$142,049	$124,818

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $214.5 million or 77.6% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit. The floating rate loans impact interest income because their rate can change when an index rate such as Prime changes rather than at maturity like the fixed rate loans.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2003
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate	$45,519	$117,493	$58,752	$221,764
Loans to farmers	802	263	—	1,065
Commercial and industrial loans	8,405	11,391	967	20,763
Consumer installment loans	3,750	26,126	2,301	32,177
All other loans	143	618	—	761

	$58,619	$155,891	$62,020	$276,530

For maturities over one year:
Floating rate loans		$10,067	$26,851	$36,918
Fixed rate loans		145,824	35,169	180,993

		$155,891	$62,020	$217,911

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies above. The following table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Balance, beginning of period	$2,376	$1,797	$1,340	$1,123	$925

Loans Charged-Off:
Commercial, financial and agricultural	$44	$34	$7	$35	$73
Real estate-construction and land development	0	0	0	0	0
Real estate-mortgage	0	0	139	3	27
Consumer	213	154	205	133	137

Total loans charged off	$257	$188	$351	$171	$237

Recoveries:
Commercial, financial and agricultural	$24	$0	$0	$0	$0
Real estate-construction and land development	0	0	0	0	0
Real estate-mortgage	14	19	5	3	1
Consumer	60	48	90	35	99

Total recoveries	$98	$67	$95	$38	$100

Net charge offs	159	121	256	133	137
Provision for loan losses	650	700	713	350	335

Balance, end of period	$2,867	$2,376	$1,797	$1,340	$1,123

Ratio of allowance for loan losses to loans outstanding at period end	1.04%	1.05%	1.00%	0.94%	0.90%

Ratio of net charge offs to average loans outstanding during the period	0.06%	0.06%	0.16%	0.10%	0.13%

Charged-off loans were $257,688, $188,132 and $350,540 for 2003, 2002 and 2001, respectively. Recoveries were $98,216, $67,332 and $95,217 for 2003, 2002 and 2001, respectively. Net charge-offs were $159,472, $120,800 and $255,323 for 2003, 2002 and 2001, respectively. The allowance for loan losses as a percentage of loans was 1.04%, 1.05% and 1.00% at the end of 2003, 2002 and 2001, respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 17.98 time for 2003, 19.67 times for 2002 and 7.04 times for 2001. The ratio of net charge-offs to average loans was 0.06% for 2003 and 2002, and 0.16% 2001.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, for 2003, 2002 and 2001.

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2003	$860	8.2%	$430	8.9%	$287	71.3%	$1290	11.6%
December 31, 2002	$713	8.8%	$356	5.3%	$238	72.0%	$1069	13.9%
December 31, 2001	$594	8.5%	$180	5.8%	$124	71.3%	$899	14.4%
December 31, 2000	$446	9.0%	$—	3.1%	$224	74.7%	$670	13.2%
December 31, 1999	$374	9.5%	$—	3.3%	$187	75.4%	$562	11.8%

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonperforming assets were $34,780 and $2,029,379 as of December 31, 2003 and 2001, respectively. There were no nonperforming assets as of December 31, 2002. The percentage of nonperforming assets to loans and other real estate owned was 0.01% for 2003 and 1.13% for 2001. Total loans past due 90 days or more and still accruing interest were $69,885 or 0.025%, $26,674 or 0.012% and $7,827 or 0.004% of total loans at December 31, 2003, 2002 and 2001, respectively. The table titled “Nonperforming Assets” shows the amount of nonperforming assets and loans past due 90 days and accruing interest outstanding during the last five years. The table also shows the ratios for the allowance for loan losses as a percentage of nonperforming assets and nonperforming assets as a percentage of loans outstanding and other real estate owned.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection, therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Upon being placed on nonaccrual status, accrued interest would be reversed from income and future accruals would be discontinued with interest income being recognized on a cash basis. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the section Critical Accounting Policies above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $593,706 and $1,021,153 at December 31, 2003 and 2002, respectively. This represents an decrease of $427,447 or 41.9% during 2003. As of December 31, 2003 these loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $46,342 in specific allocations for these loans.

Nonperforming Assets

(dollars in thousands)

	December 31,
	2003	2002	2001	2000	1999
Nonaccrual loans	$35	$—	$2,029	$—	$156
Restructured loans	—	—	—	—	—
Other real estate owned	—	—	—	—	109

Total nonperforming assets	$35	$—	$2,029	$—	$265

Loans past due 90 days and accruing interest	$70	$27	$8	$47	$642

Allowance for loan losses to nonperforming assets	8243%	—	88%	—	423%

Non-performing assets to period end loans and other real estate owned	0.01%	—	1.13%	—	0.21%

Deposits

Total deposits were $275.5 million and $236.6 million at December 31, 2003 and 2002, respectively, which represents an increase of $38.9 million or 16.5% during 2003. The following table titled “Deposits and Rates Paid” shows a breakdown of the various deposit types and the average rate paid for those deposits for the last three years.

Deposits and Rates Paid

(dollars in thousands)

	December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$65,147		$50,635		$36,719

Interest-bearing:
NOW accounts	71,129	0.86%	54,639	1.05%	31,041	0.85%
Money market accounts	44,254	1.16%	34,627	1.80%	33,475	2.40%
Regular savings accounts	30,325	0.56%	24,106	1.20%	19,081	1.78%
Time deposits:
Less than $100,000	43,135	2.41%	44,375	3.18%	51,335	5.44%
$100,000 and more	21,541	2.10%	28,210	3.05%	25,698	5.33%

Total interest-bearing	$210,384	1.36%	$185,957	2.11%	$160,630	3.71%

Total deposits	$275,531		$236,592		$197,349

Noninterest bearing demand deposits increased $14.5 million or 28.7% from $50.6 million at December 31, 2002 to $65.1 million at December 31, 2003. Savings and interest bearing demand deposits, which includes NOW accounts, money market accounts and regular savings accounts, increased $32.3 million or 28.5% from $113.4 million at December 31, 2002 to $145.7 million at December 31, 2003. The increases in demand deposits and savings and interest bearing demand deposits can be attributed to deposit accounts gained through the subsidiary’s branch network. Time deposits decreased $7.9 million or 10.9% from $72.6 million at December 31, 2002 to $64.7 million at December 31, 2003. The decrease in time deposits can be attributed to the migration of maturing certificates of deposit into accessible accounts without fixed terms and the migration of accounts to other financial institutions in the market offering promotional rates.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of demand deposits, interest-bearing demand deposits, money market accounts, savings accounts, and time deposits of less than $100,000. Core deposits totaled $254.0 million or 92.2% and $208.4 million or 88.08% of total deposits at December 31, 2003 and 2002, respectively. Certificates of deposit of $100,000 or more totaled $21.5 million or 7.8% and $28.2 million or 11.9% of total deposits at December 31, 2003 and 2002, respectively. The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 or more maturing within the time period indicated at December 31, 2003. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $4.9 million which matures over one year. The total amount maturing within one year is $16.6 million or 72.2% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2003	$11,272	$2,397	$2,971	$4,901	$21,541	7.82%

Although allowed by policy, the Company has not utilized brokered certificates of deposits as a source of funding. Also, the Company does not solicit deposits from outside of its primary market area.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2003 was $28.4 million, reflecting a percentage of total assets of 8.06%, as compared to $24.4 million and 8.34% at December 31 2002. Shareholders’ equity per share increased $2.44 or 14.8% to $18.94 per share at December 31, 2003 from $16.50 per share at December 31, 2002. During 2003 the Company paid $0.75 per share in dividends as compared to $0.64 per share for 2002. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier I capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier I capital. The $7.0 million in trust preferred securities, issued by the Company during 2002, qualifies as Tier I capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier I risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. Additionally, they must maintain a minimum Tier I leverage ratio of 4%. The following table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk weighted assets, and the risk based capital ratios for the Company at December 31, 2003.

25

Analysis of Capital

(dollars in thousands)

	December 31,
	2003	2002
Tier 1 Capital:
Common stock	$3,744	$3,697
Capital surplus	4,006	3,545
Retained earnings	19,935	17,012
Other comprehensive income:
Minimum pension liability	—	(403)
Trust preferred capital notes	7,000	7,000
Goodwill	(315)	(360)

Total Tier 1 capital	$34,370	$30,491
Tier 2 Capital:
Allowance for loan losses	$2,867	$2,376

Total Tier 2 capital	$2,867	$2,376

Total risk-based capital	$37,237	$32,867

Risk weighted assets	$267,337	$221,037

Risk Based Capital Ratios:
Tier 1 to risk-based capital ratio	12.86%	13.79%
Total risk-based capital ratio	13.93%	14.87%
Tier 1 capital to average total assets	10.00%	10.69%

See Note 14 to the Consolidated Financial Statements as of December 31, 2003 for additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2003, liquid assets totaled $103.7 million as compared to $93.2 million at December 31, 2002. These amounts represent 32.0% for 2003 and 34.8% for 2002, of total liabilities. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Note 15 to the Consolidated Financial Statements provides information about the off-balance sheet arrangements which arise through the lending activities of the Company. These arrangements increase the degree of both credit and interest rate risk beyond that which is recognized through the financial assets and liabilities on the consolidated balance sheets.

The following table presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated as of December 31, 2003.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	Payments Due by Period
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$3,044	$—	$15,000	$5,000	$23,044
Federal funds purchased	11,090	—	—	—	11,090
Securities sold under agreements to repurchase	5,849	—	—	—	5,849
Operating leases	124	140	88	1,421	1,773

	$20,107	$140	$15,088	$6,421	$41,756

The $23 million in outstanding FHLB advances is comprised of four advances. Note 7 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The payments due on operating leases are discussed in Note 5 to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	maintaining capital levels adequate to support our growth;

•	maintaining cost controls and asset qualities as we open or acquire new branches;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	the successful management of interest rate risk;

•	changes in general economic and business conditions in our market area;

•	changes in interest rates and interest rate policies;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by us;

•	changing trends in customer profiles and behavior; and

•	changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the holding company of Bank of Clarke County, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. As of December 31, 2003, the Company did not have any hedging transactions in place such as interest rate swaps, floors or caps.

The Bank’s interest rate management strategy is designed to maximize net interest income and preserve the capital of the Company. The following paragraphs discuss the results from various simulations that the Bank’s financial instruments are periodically subjected to. These models are based on actual data from the Bank’s financial statements and assumptions about the performance of certain financial instruments. Prepayment assumptions are applied to all mortgage related assets, which includes real estate loans and mortgage-backed securities. Prepayment assumptions are based on a median rate at which principal payments are received on these assets over their contractual term. The rate of principal payback is assumed to increase when rates fall and decrease when rates rise. Term assumptions are applied to nonmaturity deposits, which includes demand deposits, NOW accounts, savings accounts, and money market accounts. Demand deposits, NOW accounts, and savings accounts are generally assumed to have a term greater than one year since the total amount outstanding does not fluctuate with changes in interest rates. Money market accounts are assumed to be more interest rate sensitive, therefore, a majority of the amount outstanding is assumed to have a term of less than one year. The following table titled “Interest Rate Risk Measures” summarizes the results of the simulations that the financial assets and liabilities were subjected to at December 31, 2003.

	December 31
	2003	2002
Static 1-Year Cumulative Gap	-13.65%	-10.72%
1-Year Net Income Simulation Projection:
-200 bp Shock vs Stable Rate	-6.27%	-4.80%
+200 bp Shock vs Stable Rate	0.33%	2.66%
Static Net Present Value Change:
-200 bp Shock vs Stable Rate	-9.07%	-11.90%
+200 bp Shock vs Stable Rate	-8.21%	-2.33%

The Bank uses interest rate sensitivity analysis which uses the term to maturity or repricing for rate sensitive assets and liabilities to measure how well they match. Differences in the terms of rate sensitive assets and liabilities create gaps, which are analyzed for each term segment and analyzed cumulatively. Management focuses on the static 1-year cumulative gap to measure its short-term sensitivity position. The Company had negative static 1-year cumulative gaps of 13.65% and 10.72% of total rate sensitive assets at December 31, 2003 and 2002, respectively. The negative gap indicates a liability sensitive position, which is expected by management since deposits have relatively short terms with most having a variable rate and loans have longer terms with most having a fixed rate. The increase in the negative static 1-year cumulative gap from 2002 to 2003 reflects the increase in short term deposits and borrowers taking fixed rate longer term financing. The Company’s focus on offering attractive variable rate loans prevented these events from making the negative static 1-year cumulative gap greater. Because this analysis is only a general indication of the Bank’s interest rate sensitivity and is based on the balance sheet’s composition at a single point of time, no policy limits are established with regard to the negative static 1-year cumulative gap.

The Bank also measures the change in net income assuming rates would increase or decrease by 200 basis points. If rates decreased by 200 basis points, net income would have decreased by 6.27% in 2003 and 4.80% in 2002 as compared to net income in a stable rate environment. Conversely, if rates increased by 200 basis points, net income would have increased by 0.33% in 2003 and 2.66% in 2002 as compared to net income in a stable rate environment. The results for 2003 and 2002 indicate that the Bank is asset sensitive, however, the results actually reflect the overall low interest rate environment of the economy. Additional interest rate decreases would decrease the yield on assets through the repricing of variable rate loans, but it becomes more difficult to decrease the cost of funds through repricing deposits. The income simulation results for 2003 as compared to 2002 indicate that the balance sheet’s structure has been modified to prepare for increasing interest rates. Although net income would only increase by 0.33% if rates increased by 200 basis points according to the simulation, management will attempt to improve this percentage by repricing deposits by less than 200 basis points.

Finally, the Bank measures the change in present value of its balance sheet assuming rates would increase or decrease by 200 basis points. This simulation applies these rate changes to the net present value of the balance sheet which is derived by subtracting the net present value of liabilities from the net present value of assets. If rates decreased by 200 basis points, the net present value of the balance sheet would have decreased by 9.07% in 2003 and 11.90% in 2002. Conversely, if rates increased by 200 basis points, the net present value of the balance sheet would have decreased by 8.21% in 2003 and 2.33% in 2002. This simulation confirms the Bank’s asset sensitive position for 2003 and 2002 since the net present value of the sheet changes by a greater percentage in a falling rate environment. Also, because the net present values decrease by almost the same percentage in both interest rate scenarios for 2003, this simulation also indicates that management must manage the cost of funds as rates increase.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITOR’S REPORT

To the Shareholders and Directors

Eagle Financial Services, Inc. and Subsidiary

Berryville, Virginia

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and Subsidiary, as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2003, 2002, and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia

January 28, 2004

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks	$11,338,480	$14,341,473
Federal funds sold	—	1,857,000
Securities available for sale, at fair value	33,732,750	25,068,025
Securities held to maturity (fair value: 2003, $14,503,515; 2002, $15,861,743)	14,157,933	15,266,757
Loans, net of allowance for loan losses of $2,866,991 in 2003 and $2,376,463 in 2002	273,663,299	223,601,868
Bank premises and equipment, net	13,438,334	7,653,104
Other assets	5,678,916	4,779,344

Total assets	$352,009,712	$292,567,571

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$65,147,427	$50,635,337
Savings and interest bearing demand deposits	145,707,873	113,371,665
Time deposits	64,676,240	72,584,706

Total deposits	$275,531,540	$236,591,708
Federal funds purchased and securities sold under agreements to repurchase	16,939,199	2,909,443
Federal Home Loan Bank advances	23,044,000	20,000,000
Trust preferred capital notes	7,000,000	7,000,000
Other liabilities	1,128,836	1,664,629
Commitments and contingent liabilities	—	—

Total liabilities	$323,643,575	$268,165,780

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 5,000,000 shares; issued 2003, 1,497,714 shares; issued 2002, 1,478,770 shares	3,744,285	3,696,926
Surplus	4,005,715	3,545,408
Retained earnings	19,934,792	17,012,437
Accumulated other comprehensive income	681,345	147,020

Total shareholders’ equity	$28,366,137	$24,401,791

Total liabilities and shareholders’ equity	$352,009,712	$292,567,571

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest and Dividend Income
Interest and fees on loans	$15,164,659	$14,031,831	$12,310,725
Interest on federal funds sold	38,105	23,246	18,138
Interest on securities held to maturity:
Taxable interest income	345,049	525,314	846,923
Interest income exempt from federal income taxes	331,248	365,272	393,271
Interest and dividends on securities available for sale:
Taxable interest income	1,077,435	810,803	727,767
Interest income exempt from federal income taxes	64,191	65,882	73,509
Dividends	126,801	146,438	140,954
Interest on deposits in banks	1,435	1,252	2,920

Total interest and dividend income	$17,148,923	$15,970,038	$14,514,207

Interest Expense
Interest on deposits	$2,759,176	$3,621,459	$5,453,773
Interest on federal funds purchased and securities sold under agreements to repurchase	72,028	135,352	238,004
Interest on Federal Home Loan Bank advances	811,247	667,411	320,826
Interest on trust preferred capital notes	330,380	193,926	—

Total interest expense	$3,972,831	$4,618,148	$6,012,603

Net interest income	$13,176,092	$11,351,890	$8,501,604
Provision For Loan Losses	650,000	700,000	712,500

Net interest income after provision for loan losses	$12,526,092	$10,651,890	$7,789,104

Noninterest Income
Trust Department income	$498,693	$487,096	$558,940
Service charges on deposit accounts	1,297,197	1,061,198	924,846
Other service charges and fees	1,911,321	1,735,475	1,317,379
Securities gains	—	36,036	84,614
Other operating income	212,626	148,347	97,725

	$3,919,837	$3,468,152	$2,983,504

Noninterest Expenses
Salaries and wages	$5,085,162	$4,274,535	$3,276,835
Pension and other employee benefits	1,239,445	1,020,588	880,878
Occupancy expenses	629,512	507,353	430,914
Equipment expenses	847,362	779,548	683,184
Advertising and marketing expenses	318,017	280,531	243,511
Stationery and supplies	292,595	227,356	184,590
ATM network fees	234,683	185,635	162,080
Bank Franchise taxes	212,410	117,997	108,206
Other operating expenses	1,789,596	1,688,142	1,405,674

	$10,648,782	$9,081,685	$7,375,872

Income before income taxes	$5,797,147	$5,038,357	$3,396,736
Income Tax Expense	1,760,451	1,494,456	952,044

Net Income	$4,036,696	$3,543,901	$2,444,692

Earnings Per Share
Net income per common share, basic and diluted	$2.71	$2.41	$1.68

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2003, 2002, and 2001

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Comprehensive Income	Total
Balance, December 31, 2000	$3,613,578	$2,873,924	$12,760,698	$17,286		$19,265,486
Comprehensive income:
Net income – 2001			2,444,692		$2,444,692	2,444,692
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $139,621					271,030
Reclassification adjustment, net of income taxes of $28,769					(55,845)

Other comprehensive income, net of income taxes of $110,853				215,185	215,185	215,185

Total comprehensive income					$2,659,877

Issuance of common stock, employee benefit plan (3,111 shares)	7,778	43,958				51,736
Issuance of common stock, dividend investment plan (12,861 shares)	32,151	261,137				293,288
Dividends declared ($0.55 per share)			(797,489)			(797,489)
Fractional shares purchased	(20)	(171)				(191)

Balance, December 31, 2001	$3,653,487	$3,178,848	$14,407,901	$232,471		$21,472,707
Comprehensive income:
Net income - 2002			3,543,901		$3,543,901	3,543,901
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $176,321					342,273
Reclassification adjustment, net of income taxes of $12,252					(23,784)
Minimum pension liability adjustment, net of income taxes of $208,090					(403,940)

Other comprehensive income, net of income taxes of $164,069				(85,451)	(85,451)	(85,451)

Total comprehensive income					$3,458,450

Issuance of common stock, employee benefit plan (2,672 shares)	6,680	54,108				60,788
Issuance of common stock, dividend investment plan (14,715 shares)	36,787	312,694				349,481
Dividends declared ($0.64 per share)			(939,365)			(939,365)
Fractional shares purchased	(28)	(242)				(270)

Balance, December 31, 2002	$3,696,926	$3,545,408	$17,012,437	$147,020		$24,401,791
Comprehensive income:
Net income - 2003			4,036,696		$4,036,696	4,036,696
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $67,169					130,385
Minimum pension liability adjustment, net of income taxes of $208,090					403,940

Other comprehensive income, net of income taxes of $275,259				534,325	534,325	534,325

Total comprehensive income					$4,571,021

Issuance of common stock, employee benefit plan (2,722 shares)	6,805	68,594				75,399
Issuance of restricted stock, stock incentive plan (2,880 shares)	7,200	117,389				124,589
Unearned compensation on restricted stock, net of amortization		(105,554)				(105,554)
Issuance of common stock, dividend investment plan (13,344 shares)	33,359	379,939				413,298
Dividends declared ($0.75 per share)			(1,114,341)			(1,114,341)
Fractional shares purchased	(5)	(61)				(66)

Balance, December 31, 2003	$3,744,285	$4,005,715	$19,934,792	$681,345		$28,366,137

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash Flows from Operating Activities
Net income	$4,036,696	$3,543,901	$2,444,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	507,278	472,270	420,285
Amortization of intangible and other assets	259,927	208,511	193,085
(Gain) loss on equity investment	(3)	4,838	11,619
Provision for loan losses	650,000	700,000	712,500
Accrual of restricted stock awards	19,035	—	—
(Gain) on sale of other real estate owned	—	—	(6,513)
(Gain) on sale of securities	—	(36,036)	(84,614)
Premium amortization on securities, net	254,031	76,038	65,159
Deferred tax provision (benefit)	104,310	(150,030)	(212,932)
Changes in assets and liabilities:
(Increase) in other assets	(1,540,589)	(296,595)	(169,872)
Increase (decrease) in other liabilities	77,761	(184,137)	(135,239)

Net cash provided by operating activities	$4,368,446	$4,338,760	$3,238,170

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$6,260,164	$5,596,170	$6,242,797
Proceeds from maturities and principal payments of securities available for sale	8,798,276	3,519,880	3,788,378
Proceeds from sales of securities available for sale	—	306,108	2,635,914
Purchases of securities held to maturity	(5,180,686)	(639,510)	(253,623)
Purchases of securities available for sale	(17,490,132)	(11,702,045)	(11,122,146)
Purchases of bank premises and equipment	(6,292,508)	(2,702,800)	(933,607)
Proceeds from sale of other real estate owned	—	—	207,845
Net (increase) in loans	(50,711,431)	(46,430,239)	(38,076,031)

Net cash (used in) investing activities	$(64,616,317)	$(52,052,436)	$(37,510,473)

Cash Flows from Financing Activities
Net increase in demand deposit, money market and savings accounts	$46,848,298	$43,691,036	$35,426,830
Net (decrease) in certificates of deposit	(7,908,466)	(4,447,779)	(6,135,155)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	14,029,756	(4,907,364)	5,034,141
Net increase in Federal Home Loan Bank advances	3,044,000	10,000,000	5,000,000
Proceeds from trust preferred capital notes	—	7,000,000	—
Proceeds from issuance of common stock, employee benefit plan	75,399	60,788	51,736
Cash dividends paid	(701,043)	(589,884)	(504,201)
Fractional shares purchased	(66)	(270)	(191)

Net cash provided by financing activities	$55,387,878	$50,806,527	$38,873,160

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Increase (decrease) in cash and cash equivalents	$(4,859,993)	$3,092,851	$4,600,857

Cash and Cash Equivalents
Beginning	16,198,473	13,105,622	8,504,765

Ending	$11,338,480	$16,198,473	$13,105,622

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,022,432	$4,670,385	$6,102,514

Income taxes	$1,790,763	$1,792,624	$1,130,850

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock, dividend investment plan	$413,298	$349,481	$293,288

Issuance of restricted common stock, stock incentive plan	$124,589	$—	$—

Unrealized gain on securities available for sale	$197,554	$482,558	$326,038

Change in minimum pension liability	$(612,030)	$612,030	$—

Other real estate acquired in settlement of loans	$—	$—	$201,332

See Notes to Consolidated Financial Statements

NOTE 1. Nature of Banking Activities and Significant Accounting Policies

Eagle Financial Services, Inc. and Subsidiary (the Company) grant commercial, financial, agricultural, residential and consumer loans to customers in Virginia and the Eastern Panhandle of West Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry.

Principles of Consolidation

Eagle Financial Services, Inc. owns 100% of Bank of Clarke County (the “Bank”). The consolidated financial statements include the accounts of Eagle Financial Services, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Trust Assets

Securities and other property held by the Trust Department in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Counties of Clarke and Frederick, Virginia and the City of Winchester, Virginia. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees and direct loan costs are being recognized as collected and incurred. The use of this method of recognition does not produce results that are materially different from results which would have been produced if such costs and fees were deferred and amortized as an adjustment of the loan yield over the life of the related loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Bank Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 10 to 39 years for buildings and 3 to 10 years for furniture and equipment.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lesser of the fair value of the property, less selling costs or the loan balance outstanding at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Intangible Assets

Acquired intangible assets, such as the value of purchased core deposits and organizational costs, are amortized over the periods benefited, not exceeding fifteen years.

Pension Plan

The Company has a trusteed, noncontributory defined benefit pension plan covering substantially all full-time employees.

Postretirement Benefits

The Company provides certain health care and life insurance benefits for six retired employees who have met certain eligibility requirements. All other employees retiring after reaching age 65 and having at least 15 years service with the Company will be allowed to stay on the Company’s group life and health insurance policies, but will be required to pay premiums. The Company’s share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees’ active service periods to the dates they are fully eligible for benefits, except that the Company’s unfunded cost that existed at January 1, 1993 is being accrued primarily in a straight-line manner that will result in its full accrual by December 31, 2013.

Stock-Based Compensation Plan

The Company had a stock-based compensation plan as of December 31, 2003 which is described more fully in Note 11. The Company accounts for the plan under the recognition and measurement principles of APB opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to its stock-based compensation plan for the year ended December 31, 2003. The Company had no stock-based compensation plans or other potential common shares as of December 31, 2002 and 2001.

December 31 2003
Net income, as reported	$4,036,696
Deduct: Total stock-based compensation expense based on fair value of all awards	(5,810)

Pro forma net income	$4,030,886

Earnings per share:
Basic - as reported	$2.71
Basic - pro forma	2.71
Diluted - as reported	2.71
Diluted - pro forma	2.71

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Earnings Per Common Share

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury method.

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2003	2002	2001
Average number of common shares outstanding	1,487,985	1,469,995	1,452,416
Effect of dilutive options	72	—	—

Average number of common shares outstanding used to calculate diluted earnings per share	1,488,057	1,469,995	1,452,416

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and minimum pension liability adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect the Company, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either the Company’s consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The implementation of FIN 46 did not have a significant impact on either the Company’s consolidated financial position or consolidated results of operations. Interpretive guidance relating to FIN 46 is continuing to evolve and the Company’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on the Company’s consolidated financial statements.

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. The Company has included the required disclosures in their consolidated financial statements.

In December 2003, the FASB issued a revised version of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefits. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88, and No. 106. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, which it replaces. However, it requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The disclosures for earlier annual periods presented for comparative purposes are required to be restated for (a) the percentages of each major category of plan assets held, (b) the accumulated benefit obligation, and (c) the assumptions used in the accounting for the plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company has included the required disclosures in its consolidated financial statements.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale as of December 31, 2003 and 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2003
Obligations of U.S. government corporations and agencies	$10,003,586	$109,479	$(6,815)	$10,106,250
Mortgage-backed securities	9,885,793	48,160	(29,392)	9,904,561
Obligations of states and political subdivisions	1,312,322	115,307	—	1,427,629
Corporate securities	10,146,008	795,602	—	10,941,610
Restricted stock	1,352,700	—	—	1,352,700

	$32,700,409	$1,068,548	$(36,207)	$33,732,750

	2002
Obligations of U.S. government corporations and agencies	$7,152,565	$107,685	$—	$7,260,250
Mortgage-backed securities	4,711,530	38,419	—	4,749,949
Obligations of states and political subdivisions	1,309,526	119,918	—	1,429,444
Corporate securities	9,668,817	666,033	(97,268)	10,237,582
Restricted stock	1,390,800	—	—	1,390,800

	$24,233,238	$932,055	$(97,268)	$25,068,025

The amortized cost and fair value of securities available for sale as of December 31, 2003, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$4,455,403	$4,524,629
Due after one year through five years	15,283,098	15,889,356
Due after five years through ten years	8,448,507	8,677,638
Due after ten years	3,160,701	3,288,427
Restricted stock	1,352,700	1,352,700

	$32,700,409	$33,732,750

Proceeds from sales of securities available for sale during 2002 and 2001 were $306,108 and $2,635,914. Gross gains of $36,036 were realized on sales during 2002. Gross gains of $86,721 and gross losses of $2,107 were realized on sales during 2001. There were no sales of securities available for sale during 2003.

The following table summarizes the fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, as of December 31, 2003:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government corporations and agencies	$992,970	$6,815	$—	$—	$992,970	$6,815
Mortgage-backed securities	3,917,506	29,392	—	—	3,917,506	29,392

	$4,910,476	$36,207	$—	$—	$4,910,476	$36,207

The total gross unrealized loss on securities available for sale is comprised of six securities, which were purchased during 2003. Two of these securities are obligations of U.S. government corporations and agencies and four are mortgage-backed securities. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity, therefore, the gross unrealized losses are considered temporary as of December 31, 2003.

Amortized costs and fair values of securities held to maturity as of December 31, 2003 and 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2003
Obligations of U.S. government corporations and agencies	$1,504,292	$4,259	$(13,396)	$1,495,155
Mortgage-backed securities	2,142,321	67,545	(2,195)	2,207,671
Obligations of states and political subdivisions	10,511,320	298,622	(9,253)	10,800,689

	$14,157,933	$370,426	$(24,844)	$14,503,515

	2002
Obligations of U.S. government corporations and agencies	$999,541	$36,864	$—	$1,036,405
Mortgage-backed securities	3,042,902	126,059	(26)	3,168,935
Obligations of states and political subdivisions	11,224,314	432,497	(408)	11,656,403

	$15,266,757	$595,420	$(434)	$15,861,743

The amortized cost and fair value of securities being held to maturity as of December 31, 2003, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,584,063	$1,609,544
Due after one year through five years	7,944,392	8,181,381
Due after five years through ten years	3,691,673	3,747,954
Due after ten years	937,805	964,636

	$14,157,933	$14,503,515

There were no sales of securities being held to maturity during 2003, 2002, and 2001.

The following table summarizes the fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, as of December 31, 2003:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government corporations and agencies	$990,935	$13,396	$—	$—	$990,935	$13,396
Mortgage-backed securities	901,355	2,195	—	—	901,355	2,195
Obligations of states and political subdivisions	1,390,968	9,253	—	—	1,390,968	9,253

	$3,283,258	$24,844	$—	$—	$3,283,258	$24,844

The total gross unrealized loss on securities held to maturity is comprised of eleven securities, eight of these securities were purchased during 2003 and the remaining three had an unrealized gain as of December 31, 2002. Two of these securities are obligations of U.S. government corporations and agencies, four are mortgage-backed securities, and five are obligations of state and political subdivisions. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity, therefore, the gross unrealized losses are considered temporary as of December 31, 2003.

Securities having a book value of $22,985,074 and $21,875,747 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 3. Loans

The composition of loans is as follows:

	December 31
	2003	2002
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$24,536	$12,081
Secured by farmland	2,721	2,892
Secured by 1-4 family residential properties	137,166	111,273
Secured by nonfarm, nonresidential properties	57,341	48,459
Loans to farmers	1,065	1,071
Commercial and industrial loans	20,763	18,671
Consumer installment loans	32,177	31,377
All other loans	761	154

	$276,530	$225,978
Less: Allowance for loan losses	(2,867)	(2,376)

	$273,663	$223,602

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	December 31
	2003	2002	2001
Balance, beginning	$2,376,463	$1,797,263	$1,340,086
Provision charged to operating expense	650,000	700,000	712,500
Recoveries added to the allowance	98,216	67,332	95,217
Loan losses charged to the allowance	(257,688)	(188,132)	(350,540)

Balance, ending	$2,866,991	$2,376,463	$1,797,263

There were no impaired loans as of December 31, 2003, 2002 or 2001.

Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 totaled $34,780 and $2,029,379 at December 31, 2003 and 2001, respectively. If interest would have been accrued, such income would have been approximately $985 for 2003 and $57,683 for 2001. There were no nonaccrual loans as of December 31, 2002.

NOTE 5. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	December 31
	2003	2002
Land	$2,911,239	$2,386,239
Buildings and improvements	10,938,109	5,873,020
Furniture and equipment	4,475,171	3,859,270

	$18,324,519	$12,118,529
Less accumulated depreciation	4,886,185	4,465,425

Bank premises and equipment, net	$13,438,334	$7,653,104

Depreciation expense on buildings and improvements was $201,391, $181,507 and $137,944 for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation expense on furniture and equipment was $305,887, $290,763 and $282,341 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. The total minimum rental commitment at December 31, 2003 under these leases is $1,773,877, which is due as follows:

2004	$124,000
2005	97,736
2006	42,706
2007	43,645
2008	44,605
Thereafter	1,421,185

$1,773,877

The total building and equipment rental expense was $138,494, $107,214 and $92,875 in 2003, 2002 and 2001, respectively.

NOTE 6. Deposits

The aggregate amount of time deposits which had a balance of $100,000 or greater was $21,540,959 and $28,209,969 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$43,528,483
2005	7,047,129
2006	4,420,068
2007	7,037,550
2008	2,593,078
Thereafter	49,932

$64,676,240

Deposit overdrafts reclassified as loans totaled $131,515 and $78,165 at December 31, 2003 and 2002, respectively.

NOTE 7. Borrowings

The Company has a $69,774,000 line of credit with the Federal Home Loan Bank (FHLB) of Atlanta which is secured by $118,873,000 in qualified 1-4 family residential real estate loans at December 31, 2003. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available to the Company. The unused line of credit totaled $46,730,000 at December 31, 2003 and $37,834,000 at December 31, 2002. The Company’s $20,000,000 in fixed-rate long-term borrowings with the FHLB as of December 31, 2003 matures as follows: $10,000,000 in 2007, $5,000,000 in 2008, and $5,000,000 in 2011. Each advance has provisions for the FHLB to convert the interest rate from a fixed rate to an indexed floating rate for the remainder of the advance’s term. If converted, the Company may pay back all or part of an advance without a prepayment penalty. The interest rates on the outstanding long-term advances as of December 31, 2003 ranged from 3.09% to 4.94%. The weighted average interest rate on outstanding long-term advances as of December 31, 2003 and 2002 was 3.94% and 4.80%, respectively. The Company had a $3,044,000 short-term advance from FHLB outstanding as of December 31, 2003. This advance reprices daily and all or part of the principal may be paid back at any time. The interest rate on this advance was 1.15% on December 31, 2003.

The Company had unused lines of credit totaling $10,810,000 with other nonaffiliated banks at December 31, 2003.

NOTE 8. Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002.

	December 31
	2003	2002
Deferred tax assets:
Allowance for loan losses	$885,293	$674,319
Deferred compensation	106,916	102,875
Minimum pension liability adjustment	—	208,090
Accrued postretirement benefits	59,424	54,074
Home equity origination costs	70,507	51,145
Nonaccrual interest	335	—
Other	32,962	20,109

	$1,155,437	$1,110,612

Deferred tax liabilities:
Property and equipment	$455,004	$335,789
Prepaid pension costs	290,859	52,849
Securities available for sale	350,996	283,827

	$1,096,859	$672,465

Net deferred tax asset	$58,578	$438,147

The provision for income taxes charged to operations for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	December 31
	2003	2002	2001
Current tax expense	$1,656,141	$1,644,486	$1,164,975
Deferred tax provision (benefit)	104,310	(150,030)	(212,931)

	$1,760,451	$1,494,456	$952,044

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2003, 2002 and 2001, due to the following:

	December 31
	2003	2002	2001
Computed “expected” tax expense	$1,971,030	$1,713,041	$1,154,890
(Decrease) increase in income taxes resulting from:
Tax-exempt interest	(165,705)	(156,294)	(161,764)
Low income housing credits	(46,227)	(46,227)	(46,227)
Nontaxable life insurance	(5,002)	(13,750)	(6,436)
Other	6,355	(2,314)	11,581

	$1,760,451	$1,494,456	$952,044

NOTE 9. Pension and Postretirement Benefit Plans

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2003, 2002 and 2001 and a statement of the funded status as of December 31, 2003, 2002 and 2001 for the pension plan and postretirement benefit plan of the Company.

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Change in Benefit Obligation:
Benefit obligation, beginning	$2,393,037	$1,961,352	$1,760,646	$298,993	$275,657	$240,601
Service cost	195,025	156,038	127,910	—	—	—
Interest cost	165,788	145,248	130,203	20,201	20,007	17,426
Actuarial loss	301,445	231,283	82,204	19,299	24,488	35,744
Benefits paid	(57,803)	(100,884)	(139,611)	(15,147)	(21,159)	(18,114)

Benefit obligation, ending	$2,997,492	$2,393,037	$1,961,352	$323,346	$298,993	$275,657

Change in Plan Assets:
Fair value of plan assets, beginning	$1,225,474	$1,278,758	$1,395,729	$—	$—	$—
Actual return on plan assets	201,920	(161,237)	(143,156)	—	—	—
Employer contributions	1,032,536	208,837	165,796	15,147	21,159	18,114
Benefits paid	(57,803)	(100,884)	(139,611)	(15,147)	(21,159)	(18,114)

Fair value of plan assets, ending	$2,402,127	$1,225,474	$1,278,758	$—	$—	$—

Funded Status:
Funded status	$(595,365)	$(1,116,992)	$(682,594)	$(323,346)	$(298,993)	$(275,657)
Unrecognized net actuarial loss	1,376,087	1,186,141	782,990	132,006	120,778	102,642
Unrecognized net obligation
at transition	—	—	(7)	17,857	20,469	23,081
Unrecognized prior service cost	57,148	68,693	80,238	—	—	—

Prepaid (accrued) benefits	$837,870	$137,842	$180,627	$(173,483)	$(157,746)	$(149,934)

Amounts Recognized in Consolidated Balance Sheet:
Prepaid benefit cost	$837,870	$137,842	$180,627	$—	$—	$—
Accrued benefit liability	—	(680,723)	—	(173,483)	(157,746)	(149,934)
Intangible asset	—	68,693	—	—	—	—
Deferred income tax benefit	—	208,090	—	—	—	—
Accumulated other comprehensive income	—	403,940	—	—	—	—

Net amount recognized	$837,870	$137,842	$180,627	$(173,483)	$(157,746)	$(149,934)

The accumulated benefit obligation for the pension plan was $2,243,228, $1,771,961, and $1,961,352 at December 31, 2003, 2002 and 2001, respectively.

The following table provides the components of net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost:
Service cost	$195,025	$156,038	$127,910	$—	$—	$—
Interest cost	165,788	145,248	130,203	20,201	20,007	17,426
Expected return on plan assets	(108,353)	(100,326)	(109,693)	—	—	—
Amortization of prior service costs	11,545	11,545	11,545	—	—	—
Amortization of net obligation at transition	—	(7)	(12,844)	2,612	2,612	2,612
Recognized net actuarial loss	68,503	39,124	20,913	8,071	6,352	3,761

Net periodic benefit cost	$332,508	$251,622	$168,034	$30,884	$28,971	$23,799

The accumulated benefit obligation and net periodic benefit costs for the pension plan were calculated using the following assumptions; weighted average discount rate of 6.50% for 2003, 7.00% for 2002 and 7.50% for 2001, expected return on plan assets of 8.00% for all periods, and rate of compensation increase of 5.00% for all periods. The accumulated benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 6.50% for 2003, 7.00% for 2002 and 7.50% for 2001. For measurement purposes, an annual rate increase of 10.00% for 2003, 2002 and 2001 in per capita health care costs of covered benefits was assumed. This rate was assumed to decrease to 8.00% for 2006 and 2007, then decrease to 6.00% for 2008 and remain at that level. If assumed health care cost trend rates were increased by 1.00% in each year, the accumulated postretirement benefit obligation at December 31, 2003 would have increased by $16,110 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2003 would have increased by $1,056.

The following table provides the pension plan’s asset allocation as of December 31, 2003 and 2002:

	December 31
	2003	2002
Equity securities	57%	46%
Debt securities	25%	47%
Other	18%	7%

Total	100%	100%

The investment policy of the pension plan prescribes certain target allocations for the different types of security within the portfolio. The assets are periodically reallocated to meet these targets and the policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if it should be modified. The policy’s objective is to maximize returns without undue exposure to risk. The total return of the portfolio over a three year time period should exceed the greater of 7% annually or the increase in the Consumer Price Index plus 3% annually. The pension plan’s allowable investments are: (1) cash and cash equivalents, (2) fixed income securities, which include preferred stocks, corporate debt securities, obligations of the U.S. Government and its agencies, tax-exempt and taxable securities of municipal and state governments and securities convertible to equities, and (3) readily marketable equity securities of U.S. corporations. Investment in the securities of a single issuer (excluding the U.S. Government and its agencies) must not exceed 10% of the total portfolio’s market value.

The Company made a large contribution during 2003 to the pension plan to eliminate the accrued benefit liability included in the December 31, 2002 balance sheet. Due to this large contribution in 2003, the Company will most likely not have a required contribution during 2004, however, the Company estimates that it will make a contribution in the amount of $200,000.

NOTE 10. Employee Benefits

The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions are made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2003, 2002 or 2001.

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 15 percent of their salary on a pretax basis, subject to certain IRS limits. The Company matches 50 percent (up to 6 percent of the employee’s salary) of employee contributions with Company common stock. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. Contributions under the plan amounted to $81,489 in 2003, $63,030 in 2002 and $67,446 in 2001.

In addition, an Executive Supplemental Income Plan was developed for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit expense, based on the present value of the retirement benefits, amounted to $25,113 for 2003, $23,160 for 2002 and $3,600 for 2001. The plan is unfunded, however, life insurance has been acquired on the lives of those employees in amounts sufficient to discharge the obligations thereunder.

NOTE 11. Stock-Based Compensation

During 2003, the Company adopted an incentive stock plan which allows key employees and directors to increase their personal financial interest in the Company. This plan permits the issuance of incentive stock options and non-qualified stock options and the award of stock appreciation rights, common stock, restricted stock, and phantom stock. The plan, as adopted, authorizes the issuance of up to 150,000 shares of common stock.

	2003
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	6,500	43.26
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	6,500	$43.26

Options exercisable at year end	—
Weighted average fair value of options granted during the year.		$16.25

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. The non-qualified stock options granted during 2003 have a ten year term and are subject to a vesting period, whereby, the grantees are entitled to exercise one-third of the options on the anniversary of the grant date over the next three years. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during 2003; dividend rate of 0.56%, risk-free interest rate of 3.96%, expected life of 10 years, and expected volatility of 21.55%. The following table summarizes options outstanding at December 31, 2003:

The following table summarizes options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$43.26	6,500	9.75	$43.26	—	$—

As permitted under the plan, the Company awarded 2,880 shares of restricted stock to certain officers during 2003. The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. These restricted shares are subject to a vesting period, whereby, the restrictions on one-third of the shares lapse on the anniversary of the date the restricted shares were awarded over the next three years.

NOTE 12. Commitments and Contingencies

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. These commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit. The Company does not anticipate any material losses as a result of these commitments.

During the normal course of business, various legal claims arise from time to time which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2003 and 2002, the amount of daily average required balances were approximately $749,000 and $602,000, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250,000 at December 31, 2003.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

NOTE 13. Transactions with Directors and Officers

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties) on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Company for loans totaling $1,693,496 and $2,077,184 at December 31, 2003 and 2002, respectively. During 2003, total principal additions were $3,495,663 and total principal payments were $3,879,351.

NOTE 14. Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 and 2002 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in Thousands)
As of December 31, 2003:
Total Capital to Risk Weighted Assets
Consolidated	$37,237	13.93%	$21,387	8.00%	N/A
Bank of Clarke County	$34,004	12.81%	$21,233	8.00%	$26,541	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$34,370	12.86%	$10,693	4.00%	N/A
Bank of Clarke County	$31,137	11.73%	$10,616	4.00%	$15,925	6.00%
Tier 1 Capital to Average Assets
Consolidated	$34,370	10.00%	$13,755	4.00%	N/A
Bank of Clarke County	$31,137	9.14%	$13,624	4.00%	$17,029	5.00%

As of December 31, 2002:
Total Capital to Risk Weighted Assets
Consolidated	$32,867	14.87%	$17,683	8.00%	N/A
Bank of Clarke County	$29,720	13.57%	$17,523	8.00%	$21,904	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$30,491	13.79%	$8,841	4.00%	N/A
Bank of Clarke County	$27,344	12.48%	$8,762	4.00%	$13,143	6.00%
Tier 1 Capital to Average Assets
Consolidated	$30,491	10.69%	$11,410	4.00%	N/A
Bank of Clarke County	$27,344	9.70%	$11,278	4.00%	$14,097	5.00%

NOTE 15. Restrictions On Dividends, Loans and Advances

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the lesser of the Bank’s retained earnings or the three preceding years’ undistributed net income of the Bank. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

At December 31, 2003, the Bank’s retained earnings available for the payment of dividends to the Company was $7,201,729. Accordingly, $24,755,847 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2003. Funds available for loans or advances by the Bank to the Company amounted to $286,675 at December 31, 2003.

NOTE 16. Dividend Investment Plan

The Company has in effect a Dividend Investment Plan, which provides an automatic conversion of dividends into common stock for enrolled shareholders. It is based on 95% of the stock’s fair market value on each dividend record date.

NOTE 17. Financial Instruments With Off-Balance-Sheet Risk

The Company, through its banking subsidiary, is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unfunded commitments under lines of credit, and commercial and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2003	2002
Commitments to extend credit	$4,123,850	$7,691,217
Unfunded commitments under lines of credit	62,034,845	48,759,470
Commercial and standby letters of credit	3,999,318	3,609,105

Commitments to extend credit are agreements to lend to a customer as long as the terms offered are acceptable and certain other conditions are met. Commitments generally have fixed expiration dates or other termination clauses. Since these commitments may expire or terminate, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, with regards to these commitments, is based on management’s credit evaluation of the customer.

Unfunded commitments under lines of credit are contracts for possible future extensions of credit to existing customers. Unfunded commitments under lines of credit include, but are not limited to, home equity lines of credit, overdraft protection lines of credit, credit cards, and unsecured and secured commercial lines of credit. The terms and conditions of these commitments vary depending on the line of credit’s purpose, collateral, and maturity. The amount disclosed above represents total unused lines of credit for which a contract with the Company has been established.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Company holds collateral supporting these commitments if it is deemed necessary. At December 31, 2003, none of the outstanding letters of credit were collateralized.

The Company has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2003 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $2,050,888.

NOTE 18. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554,000,000. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2003 was 4.62%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,000,000 of the Company’s junior subordinated debt securities with maturities and interest rates like the capital securities.

The trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier 2 capital. The total amount ($7,000,000) of trust preferred securities issued by the Trust can be included in the Company’s Tier I capital.

The obligations of the Company with respect to the issuance of the capital securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the capital securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related capital securities.

NOTE 19. Quarterly Condensed Statements of Income - Unaudited

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$4,065,232	$4,275,130	$4,352,513	$4,456,048
Net interest income after provision for loan losses	2,854,218	3,003,899	3,315,449	3,352,526
Noninterest income	908,464	971,992	1,012,524	1,026,857
Noninterest expenses	2,459,389	2,555,809	2,744,188	2,889,396
Income before income taxes	1,303,293	1,420,082	1,583,785	1,489,987
Net income	913,291	983,447	1,105,970	1,033,988
Net income per common share, basic and diluted	$0.62	$0.66	$0.74	$0.69
Dividends per common share	0.18	0.18	0.19	0.20

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$3,775,214	$3,957,465	$4,115,325	$4,122,034
Net interest income after provision for loan losses	2,318,394	2,706,019	2,777,584	2,849,893
Noninterest income	741,874	842,822	961,969	921,487
Noninterest expenses	1,962,686	2,245,591	2,307,819	2,565,589
Income before income taxes	1,097,582	1,303,250	1,431,734	1,205,791
Net income	769,750	903,795	1,007,895	862,461
Net income per common share, basic and diluted	$0.53	$0.61	$0.69	$0.58
Dividends per common share	0.15	0.16	0.16	0.17

NOTE 20. Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities: For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered.

Deposits and Borrowings: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of all other deposits and borrowings is determined using the discounted cash flow method. The discount rate was equal to the rate currently offered on similar products.

Accrued Interest: The carrying amounts of accrued interest approximate fair value.

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2003 and 2002, the fair values of loan commitments and standby letters of credit were considered immaterial.

The estimated fair values of the Company’s financial instruments are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and short-term investments	$11,338,480	$11,338,480	$16,198,473	$16,198,473
Securities	47,890,683	48,236,265	40,334,782	40,929,768
Loans, net	273,663,299	281,454,000	223,601,868	233,227,000
Accrued interest receivable	1,290,527	1,290,527	1,185,738	1,185,738
Financial liabilities:
Deposits	$275,531,540	$276,068,000	$236,591,708	$237,411,000
Federal funds purchased and securities sold under agreements to repurchase	16,939,199	16,939,199	2,909,443	2,909,443
Federal Home Loan Bank advances	23,044,000	23,652,000	20,000,000	20,643,000
Trust preferred capital notes	7,000,000	7,000,000	7,000,000	7,000,000
Accrued interest payable	160,968	160,968	210,569	210,569

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting the terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

NOTE 21. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash held in subsidiary bank	$170,829	$32,293
Securities available for sale	2,883,381	2,848,986
Loans	56,803	59,865
Investment in subsidiaries, at cost, plus undistributed net income	32,174,576	28,319,974
Investment in limited partnership	151,226	189,026
Other assets	209,621	254,608

Total assets	$35,646,436	$31,704,752

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217,000	$7,217,000
Other Liabilities	63,299	85,961

Total liabilities	$7,280,299	$7,302,961

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	3,744,285	3,696,926
Surplus	4,005,715	3,545,408
Retained earnings	19,934,792	17,012,437
Accumulated other comprehensive income	681,345	147,020

Total shareholders’ equity	$28,366,137	$24,401,791

Total liabilities and shareholders’ equity	$35,646,436	$31,704,752

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Income
Dividends from subsidiary	$800,000	$400,000	$1,450,000
Interest on loans	3,352	12,739	—
Interest and dividends on securities available for sale	175,335	202,253	255,917

Total income	$978,687	$614,992	$1,705,917

Expenses
Interest expense on borrowings	$330,380	$197,514	$—
Other operating expenses	114,477	93,811	56,887

Total expenses	$444,857	$291,325	$56,887

Other Income
Income (loss) on equity investment	$3	$(4,838)	$(11,619)
Gain on sale of securities	—	36,036	74,880

Total other income	$3	$31,198	$63,261

Income before income tax expense (benefit) and equity in undistributed net income of subsidiary	$533,833	$354,865	$1,712,291
Income Tax Expense (Benefit)	(158,549)	(90,044)	26,022

Income before equity in undistributed net income of subsidiary	$692,382	$444,909	$1,686,269
Equity in Undistributed Net Income of Subsidiary	3,344,314	3,098,992	758,423

Net income	$4,036,696	$3,543,901	$2,444,692

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows from Operating Activities
Net Income	$4,036,696	$3,543,901	$2,444,692
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	81,333	54,727	—
(Gain) loss on equity investment	(3)	4,838	11,619
Premium amortization (discount accretion) on securities	2,025	2,436	(310)
(Gain) on sale of securities	—	(36,036)	(74,880)
Undistributed earnings of subsidiary	(3,344,314)	(3,098,992)	(758,423)
Changes in assets and liabilities:
(Increase) decrease in other assets	(31,504)	(242,460)	19,347
Increase (decrease) in other liabilities	(2,084)	6,611	863

Net cash provided by operating activities	$742,149	$235,025	$1,642,908

Cash Flows from Investing Activities
Purchase of securities available for sale	$(1,209,555)	$(1,467,064)	$(3,199,726)
Proceeds from maturities of securities available for sale	1,209,555	1,542,241	1,719,800
Proceeds from sales of securities available for sale	—	306,108	293,988
Equity investment in subsidiary	—	(7,000,000)	—
Net (increase) decrease in loans	3,062	(59,865)	—

Net cash provided by (used in) investing activities	$3,062	$(6,678,580)	$(1,185,938)

Cash Flows from Financing Activities
Cash dividends paid	$(701,043)	$(589,884)	$(504,201)
Fractional shares purchased	(66)	(270)	(191)
Proceeds from issuance of common stock, employee benefit plan	75,399	60,788	51,736
Reimbursement for deferred compensation plan	19,035	—	—
Proceeds from trust preferred capital notes	—	7,000,000	—

Net cash provided by (used in) financing activities	$(606,675)	$6,470,634	$(452,656)

Increase in cash	$138,536	$27,079	$4,314

Cash
Beginning	$32,293	$5,214	$900

Ending	$170,829	$32,293	$5,214

Supplemental Schedule of Noncash Investing and Financing Activities:
Transfer of securities to subsidiary as equity investment	$—	$1,588,336	$—

Issuance of restricted common stock, stock incentive plan	$124,589	$—	$—

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2003 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Except for information relating to a Code of Ethics, which is described below, the information required by Part III, Item 10., is incorporated herein by reference to the Company’s proxy statement, dated March 30, 2004, for the Company’s 2004 Annual Meeting of Shareholders to be held April 21, 2004.

The Board of Directors has approved a Code of Ethics for directors, officers and all employees of the Company and its subsidiary, the Bank. The Board is in process of developing an addendum to the Code of Ethics applicable to the Company’s Chief Executive Officer and Chief Financial Officer. The addendum will address, among other things, standards that are reasonably necessary to promote honest and ethical conduct, including conduct with respect to conflicts of interest, full, fair, accurate, timely and understandable disclosure in the Company’s required periodic reports and compliance with applicable governmental rules and regulations. This addendum will be presented for approval at the next regularly schedule Board meeting. Upon approval, a copy of the addendum to the Company’s Code of Ethics may be obtained by visiting the Investor Relations section of the Bank’s website at www.bankofclarke.com.

Item 11. Executive Compensation.

The information required by Part III, Item 11., is incorporated herein by reference to the Company’s proxy statement, dated March 30, 2004, for the Company’s 2004 Annual Meeting of Shareholders to be held April 21, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Part III, Item 12., is incorporated herein by reference to the Company’s proxy statement, dated March 30, 2004, for the Company’s 2004 Annual Meeting of Shareholders to be held April 21, 2004.

Item 13. Certain Relationships and Related Transactions

The information required by Part III, Item 13., is incorporated herein by reference to the Company’s proxy statement, dated March 30, 2004, for the Company’s 2004 Annual Meeting of Shareholders to be held April 21, 2004.

Item 14. Principal Accounting Fees and Services

The information required by Part III, Item 14., is incorporated herein by reference to the Company’s proxy statement, dated March 30, 2004, for the Company’s 2004 Annual Meeting of Shareholders to be held April 21, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed or incorporated by reference as part of this report on Form 10-K.

(a)(1) Financial Statements

The following consolidated financial statements and independent auditor’s report of the Company are incorporated herein by reference to Part II, Item 8.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted since they are not required, are not applicable, or the required information is given in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits, when applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 of Registrant’s Form S-4 Registration Statement, Registration No. 33-43681.)

3.2	Bylaws of Registrant (incorporated herein by reference to Exhibit 3.2 of Registrant’s Form S-4 Registration Statement, Registration No. 33-43681)

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2	Lease Agreement between Bank of Clarke County (tenant) and Winchester Development Company (landlord) dated August 1, 1992 for the branch office at 625 East Jubal Early Drive, Winchester, Virginia (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.3	Lease Agreement between Bank of Clarke County (tenant) and Winchester Real Estate Management, Inc. (landlord) dated March 20, 2000 for the branch office at 190 Campus Boulevard, Suite 120, Winchester, Virginia (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.4	Lease Agreement between Bank of Clarke County (lessee) and MBC, L.C. (lessor) dated October 25, 2002 for a parcel of land to be used as a branch site located on State Route 7 in Winchester, Virginia and described as Lot #1 on the lands of MBC, L.C. plat (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.5	Employment Agreement of John R. Milleson.

10.6	Employment Agreement of James W. McCarty, Jr.

10.7	Employment Agreement of Elizabeth M. Pendleton.

11.0	Statement regarding Computation of Per Share Earnings (incorporated by reference to Note 1. to the Consolidated Financial Statements included in this report within Part II, Item 8.).

21.0	Subsidiaries of the Registrant (incorporated herein as Exhibit 21).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 17, 2003, the Company furnished under Item 12 (through Item 9) a report on Form 8-K to disclose its results of operations for the nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2004.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

Signature	Title
/s/ JOHN R. MILLESON John R. Milleson	President, Chief Executive Officer, and Director (principal executive officer)

/s/ JAMES W. MCCARTY, JR. James W. McCarty, Jr.	Vice President, Chief Financial Officer, and Secretary-Treasurer (principal financial officer)

/s/ JOHN D. HARDESTY John D. Hardesty	Chairman of the Board and Director

/s/ LEWIS M. EWING Lewis M. Ewing	Director

/s/ THOMAS T. BYRD Thomas T. Byrd	Director

/s/ THOMAS T. GILPIN Thomas T. Gilpin	Director

/s/ MARY BRUCE GLAIZE Mary Bruce Glaize	Director

/s/ ROBERT W. SMALLEY, JR. Robert W. Smalley, Jr.	Director

/s/ RANDALL G. VINSON Randall G. Vinson	Director

/s/ JAMES T. VICKERS James T. Vickers	Director

/s/ JAMES R. WILKINS, JR James R. Wilkins, Jr.	Director