Form 10-Q
period 2004-05-11
EAGLE FINANCIAL SERVICES INC
filed 2004-05-17
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock ($2.50 par value) outstanding as of May 11, 2004 was 1,500,089.

EAGLE FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$8,186,515	$11,338,480
Federal funds sold	2,391,000	0
Securities available for sale, at fair value	31,674,862	33,732,750
Securities held to maturity (fair value; $13,707,148 and $14,503,515, respectively)	13,298,889	14,157,933
Loans, net of allowance for loan losses of $2,937,707 and $2,866,991, respectively	280,491,228	273,663,299
Bank premises and equipment, net	13,952,187	13,438,334
Other assets	5,471,258	5,678,916

Total assets	$355,465,939	$352,009,712

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$65,542,792	$65,147,427
Savings and interest bearing demand deposits	148,259,023	145,707,873
Time deposits	68,490,431	64,676,240

Total deposits	$282,292,246	$275,531,540
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	5,644,319	16,939,199
Federal Home Loan Bank advances	30,000,000	23,044,000
Trust preferred capital notes	7,000,000	7,000,000
Other liabilities	1,471,878	1,128,836
Commitments and contingent liabilities	—	—

Total liabilities	$326,408,443	$323,643,575

Shareholders’ Equity
Preferred Stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common Stock, $2.50 par value; authorized 5,000,000 shares; issued 1,500,089 and 1,497,714 shares, respectively	3,750,223	3,744,285
Surplus	4,125,418	4,005,715
Retained Earnings	20,531,282	19,934,792
Accumulated other comprehensive income, net	650,573	681,345

Total shareholders’ equity	$29,057,496	$28,366,137

Total liabilities and shareholders’ equity	$355,465,939	$352,009,712

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Interest and Dividend Income
Interest and fees on loans	$4,000,115	$3,568,858
Interest on federal funds sold	2,512	19,415
Interest on securities held to maturity:
Taxable interest income	49,183	93,013
Interest income exempt from federal income taxes	95,013	82,610
Interest and dividends on securities available for sale:
Taxable interest income	303,821	251,506
Interest income exempt from federal income taxes	16,048	16,048
Dividends	31,491	33,607
Interest on deposits in banks	627	175

Total interest and dividend income	$4,498,810	$4,065,232

Interest Expense
Interest on deposits	609,775	795,919
Interest on federal funds purchased and securities sold under agreements to repurchase	33,181	8,223
Interest on Federal Home Loan Bank advances	248,849	197,125
Interest on trust preferred capital notes	81,678	84,747

Total interest expense	$973,483	$1,086,014

Net interest income	$3,525,327	$2,979,218
Provision For Loan Losses	175,000	125,000

Net interest income after provision for loan losses	$3,350,327	$2,854,218

Noninterest Income
Trust Department income	$107,098	$156,967
Service charges on deposits	328,826	299,339
Other service charges and fees	352,094	429,078
Securities gains	143,954	—
Other operating income	29,848	23,080

	$961,820	$908,464

Noninterest Expenses
Salaries and wages	$1,377,739	$1,162,809
Pension and other employee benefits	393,498	301,550
Occupancy expenses	244,217	153,846
Equipment expenses	219,734	183,964
Advertising and marketing expenses	109,821	77,459
Bank franchise taxes	55,500	42,500
Stationery and supplies	55,814	64,606
Other operating expenses	565,240	472,655

	$3,021,563	$2,459,389

Income before income taxes	$1,290,584	$1,303,293
Income Tax Expense	394,552	390,002

Net Income	$896,032	$913,291

Earnings Per Share
Net income per common share, basic and diluted	$0.60	$0.62

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2002	$3,696,926	$3,545,408	$17,012,437	$147,020		$24,401,791
Comprehensive income:
Net income			913,291		$913,291	913,291
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $37,731				73,245	73,245	73,245

Total comprehensive income					$986,536

Issuance of common stock, dividend investment plan	9,048	87,228				96,276
Dividends declared ($0.18 per share)			(266,179)			(266,179)
Fractional shares purchased	(1)	(8)				(9)

Balance, March 31, 2003	$3,705,973	$3,632,628	$17,659,549	$220,265		$25,218,415

Balance, December 31, 2003	$3,744,285	$4,005,715	$19,934,792	$681,345		$28,366,137
Comprehensive income:
Net income			896,032		$896,032	896,032
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $33,092					64,238
Reclassification adjustment, net of income taxes of $48,944					(95,010)

Other comprehensive income, net of income taxes of $15,852				(30,772)	(30,772)	(30,772)

Total comprehensive income					$865,260

Amortization of unearned compensation, restricted stock awards		19,035				19,035
Issuance of common stock, dividend investment plan	5,938	100,668				106,606
Dividend declared ($0.20 per share)			(299,542)			(299,542)

Balance, March 31, 2004	$3,750,223	$4,125,418	$20,531,282	$650,573		$29,057,496

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$896,032	$913,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173,395	110,295
Amortization of intangible and other assets	53,161	51,747
(Gain) loss on equity investment	2,672	(1,034)
Provision for loan losses	175,000	125,000
Accrual of restricted stock awards	19,035	—
(Gain) on sale of securities	(143,954)	—
Premium amortization on securities, net	50,394	39,429
Changes in assets and liabilities:
Decrease in other assets	151,825	80,956
Increase in other liabilities	358,894	308,453

Net cash provided by operating activities	$1,736,454	$1,628,137

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$1,165,330	$1,476,091
Proceeds from maturities and principal payments of securities available for sale	620,691	1,637,863
Proceeds from sales of securities available for sale	2,021,941	—
Purchases of securities held to maturity	(560,794)	(1,000,000)
Purchases of securities available for sale	(283,300)	(3,497,613)
Purchases of bank premises and equipment	(687,248)	(423,465)
Net (increase) in loans	(7,002,929)	(10,429,118)

Net cash (used in) investing activities	$(4,726,309)	$(12,236,242)

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$2,946,515	$13,443,859
Net increase (decrease) in certificates of deposit	3,814,191	(1,444,795)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(11,294,880)	285,954
Net increase in Federal Home Loan Bank advances	6,956,000	—
Cash dividends paid	(192,936)	(169,903)
Fractional shares purchased	—	(9)

Net cash provided by financing activities	$2,228,890	$12,115,106

Increase (decrease) in cash and cash equivalents	$(760,965)	$1,507,001
Cash and Cash Equivalents
Beginning	11,338,480	16,198,473

Ending	$10,577,515	$17,705,474

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$935,517	$1,131,781

Income taxes	$233,500	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock, dividend investment plan	$106,606	$96,276

Unrealized gain (loss) on securities available for sale	$(46,624)	$110,976

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003, the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

Eagle Financial Services, Inc. owns 100% of Bank of Clarke County (the “Bank”) and Eagle Financial Statutory Trust I (the “Trust”). The consolidated financial statements include the accounts of Eagle Financial Services, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 1. Stock-Based Compensation

The Company has a stock-based compensation plan which it accounts for under the recognition and measurement principles of the Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to its stock-based compensation plan for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$896,032	$913,291
Deduct: Total stock-based compensation expense based on fair value of all awards, net of taxes	(5,809)	—

Pro forma net income	$890,223	$913,291

Earnings per share:
Basic - as reported	$0.60	$0.62
Basic - pro forma	0.59	0.62
Diluted - as reported	0.60	0.62
Diluted - pro forma	0.59	0.62

NOTE 2. Earnings Per Common Share

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

	Three Months Ended March 31,
	2004	2003
Average number of common shares outstanding	1,498,888	1,481,183
Effect of dilutive options	701	—

Average number of common shares outstanding used to calculate diluted earnings per share	1,499,589	1,481,183

NOTE 3. Securities

The amortized costs and fair values of securities available for sale at March 31, 2004 and December 31, 2003 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2004
Obligations of U.S. government corporations and agencies	$9,999,530	$189,225	$—	$10,188,755
Mortgage-backed securities	8,945,698	56,019	(14,000)	8,987,717
Obligations of states and political subdivisions	1,313,021	112,151	—	1,425,172
Corporate securities	8,794,896	642,322	—	9,437,218
Restricted stock	1,636,000	—	—	1,636,000

	$30,689,145	$999,717	$(14,000)	$31,674,862

	December 31, 2003
Obligations of U.S. government corporations and agencies	$10,003,586	$109,479	$(6,815)	$10,106,250
Mortgage-backed securities	9,885,793	48,160	(29,392)	9,904,561
Obligations of states and political subdivisions	1,312,322	115,307	—	1,427,629
Corporate securities	10,146,008	795,602	—	10,941,610
Restricted stock	1,352,700	—	—	1,352,700

	$32,700,409	$1,068,548	$(36,207)	$33,732,750

Proceeds from the sale of securities available for sale during 2004 were $2,021,941. Gross gains of $144,235 and gross losses of $281 were realized on sales during 2004. There were no sales of securities available for sale during 2003.

The following table summarizes the fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$2,787,671	$14,000	$—	$—	$2,787,671	$14,000

The total gross unrealized loss on securities available for sale is comprised of three securities which were purchased during the previous twelve months. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity and, therefore, the gross unrealized losses are considered temporary at March 31, 2004.

The amortized costs and fair values of securities held to maturity at March 31, 2004 and December 31, 2003 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2004
Obligations of U.S. government corporations and agencies	$1,003,882	$780	$(442)	$1,004,220
Mortgage-backed securities	1,705,769	47,915	—	1,753,684
Obligations of states and political subdivisions	10,589,238	360,217	(211)	10,949,244

	$13,298,889	$408,912	$(653)	$13,707,148

	December 31, 2003
Obligations of U.S. government corporations and agencies	$1,504,292	$4,259	$(13,396)	$1,495,155
Mortgage-backed securities	2,142,321	67,545	(2,195)	2,207,671
Obligations of states and political subdivisions	10,511,320	298,622	(9,253)	10,800,689

	$14,157,933	$370,426	$(24,844)	$14,503,515

The following table summarizes the fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government corporations and agencies	$503,440	$442	$—	$—	$503,440	$442
Obligations of states and political subdivisions	174,026	211	—	—	174,026	211

	$677,466	$653	$—	$—	$677,466	$653

The total gross unrealized loss on securities held to maturity is comprised of two securities which were purchased during the previous twelve months. These securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity and, therefore, the gross unrealized losses are considered temporary at March 31, 2004.

NOTE 4. Loans

Net loans at March 31, 2004 and December 31, 2003 are summarized as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$27,885	$24,536
Secured by farmland	2,783	2,721
Secured by 1-4 family residential properties	135,942	137,166
Secured by nonfarm, nonresidential properties	60,246	57,341
Loans to farmers	1,165	1,065
Commercial and industrial loans	22,513	20,763
Consumer installment loans	32,163	32,177
All other loans	732	761

	$283,429	$276,530
Less: Allowance for loan losses	(2,938)	(2,867)

	$280,491	$273,663

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses are as follows:

	March 31, 2004	March 31, 2003	December 31, 2003
Balance, beginning	$2,866,991	$2,376,463	$2,376,463
Provision charged to operating expense	175,000	125,000	650,000
Recoveries added to the allowance	24,195	23,087	98,216
Loan losses charged to the allowance	(128,479)	(54,885)	(257,688)

Balance, ending	$2,937,707	$2,469,665	$2,866,991

NOTE 6. Pension and Postretirement Benefit Plans

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003:

	Pension Benefits		Postretirement Benefits
	March 31,		March 31,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$67,659	$48,756	$—	$—
Interest cost	49,651	41,447	5,045	5,050
Expected return on plan assets	(47,551)	(27,088)	—	—
Amortization of prior service costs	2,886	2,886	—	—
Amortization of net obligation at transition	—	—	653	653
Recognized net actuarial loss	19,503	17,126	2,322	2,018

Net periodic benefit cost	$92,148	$83,127	$8,020	$7,721

As stated in Note 9 to the consolidated financial statements in the 2003 Form 10-K, the Company intends to contribute $200,000 to its pension plan during 2004. The Company did not make a contribution during the first quarter of 2004.

NOTE 7. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, also known as trust preferred securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554,000,000. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2004 was 4.56%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,000,000 of the Company’s junior subordinated debt securities with maturities and interest rates like the trust preferred securities.

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

The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the trust preferred securities.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related trust preferred securities.

NOTE 8. Recent Accounting Pronouncements

The Financial Accounting Standards Board has not issued any accounting pronouncements during the first quarter of 2004 that are relevant to the Company’s financial statements.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first three months of 2004 was $896,032, a decrease of $17,259 or 1.9% as compared to net income for the first three months of 2003 of $913,291. Earnings per share, basic and diluted, were $0.62 and $0.60 for the first three months of 2003 and 2004, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. The ROA of the Company for the first three months of 2003 and 2004 was 1.24% and 1.01%, respectively. Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. The ROE of the Company for the first three months of 2003 and 2004 was 14.75% and 12.52%, respectively.

Net Interest Income

Net interest income is the Company’s primary source of earnings. Net interest income was $3,525,327 and $2,979,218 for the first three months of 2004 and 2003, respectively. This represents an increase of $546,109 million or 18.3%.

Tax equivalent net interest income divided by total average earnings assets equals the net interest margin. The net interest margin for the first three months of 2003 and 2004 was 4.47% and 4.39%, respectively. The yield on earning assets decreased from 5.86% to 5.58% and the cost of interest bearing liabilities decreased from 1.75% to 1.50% for the first three months of 2003 and 2004, respectively.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $175,000 for the first three months of 2004 as compared to $125,000 for the first three months of 2003.

Noninterest Income

Total noninterest income for the first three months of 2003 and 2004 was $908,464 and $961,820, respectively, which represents an increase of $53,356 or 5.9%.

The Company earned $143,954 on the sale of securities during the first quarter of 2004. These sales were comprised of mortgage-backed securities and corporate securities.

Trust Department income decreased $49,869 or 31.8% from $156,967 for the first quarter of 2003 to $107,098 for the first quarter of 2004. The amount of Trust Department income is determined by the number of active accounts and total assets under management. Income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $29,487 or 9.9% from $299,339 to $328,826 for the first three months of 2003 and 2004, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts and the Company has continued to see an increase in these account types.

Other service charges and fees decreased $76,984 or 17.9% from $429,078 for the first three months of 2003 to $352,094 for the first three months of 2004. A significant portion of this can be attributed to a decrease in the amount of fees received from the origination of mortgage loans for the secondary market. The Company expects this trend to continue as interest rate increases on mortgage products have made refinancing less attractive to homeowners.

Noninterest Expenses

Total noninterest expenses increased $562,174 or 22.9% for the first three months of 2004 as compared to the same period in 2003. The amount of noninterest expenses was $2,459,389 for the first three months of 2003 as compared to $3,021,563 for the first three months of 2004.

Salaries and benefits increased $306,878 or 21.0% from $1,464,359 for the first three months of 2003 to $1,771,237 for the first three months of 2004. This increase can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses increased $90,371 or 58.7% from $153,846 to $244,217 for the first three months of 2003 and 2004, respectively. This increase can be attributed to the addition of the Millbrook Branch and the relocation of the Old Post Office Branch and Loan Department to the Old Town Center.

Equipment expenses increased $35,770 or 19.4% from $183,964 to $219,734 for the first three months of 2003 and 2004, respectively. This increase can be attributed to investments in hardware and software related to the Bank’s core software conversion which occurred at the end of the first quarter during 2003.

Advertising and marketing expenses increased $32,362 or 41.8% from $77,459 to $109,821 for the first three months of 2003 and 2004, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

FINANCIAL CONDITION

Securities

Total securities were $45.0 million at March 31, 2004 as compared to $47.9 million at December 31, 2003. This represents a decrease of $2.9 million or 6.1%. This decrease can be attributed to the sale of securities with an amortized cost of $2.2 million from which a gain of $143,954 was derived. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of March 31, 2004. Note 3 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2004 and December 31, 2003.

The Company had $13.3 million and $14.2 million in securities classified as held to maturity at March 31, 2004 and December 31, 2003, respectively. The Company had $31.7 million and $33.7 million in securities classified as available for sale at March 31, 2004 and December 31, 2003, respectively. Most securities purchased during 2003 and 2004 were designated as available for sale due to their low yields. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity when needed to meet short-term obligations.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Total loans outstanding were $283.4 million and $276.5 million at March 31, 2004 and December 31, 2003. This represents and increase of $6.9 million or 2.5% for the first quarter of 2004. The Company’s loan growth can be attributed to competitive loan pricing, experienced loan officers, and continuous sales efforts. The ratio of loans to deposits remained unchanged at 100.4% at December 31, 2003 and March 31, 2004. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses.

Loans secured by real estate were $226.9 million or 80.0% and $221.8 million or 80.2% of total loans as of March 31, 2004 and December 31, 2003, respectively. This represents an increase of $5.1 million or 2.3% during the first quarter of 2004. These loans are well-secured and based on conservative appraisals in a stable market. The Company generally does not make real estate loans outside its primary market area. Consumer installment loans were unchanged at $32.2 million, which represents 11.4% and 11.6% of total loans at March 31, 2004 and December 31, 2003, respectively. This type of loan is primarily comprised of vehicle loans which have been difficult to increase due to manufacturer financing options and customers using alternative financing such as home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $22.5 million or 7.9% and $20.8 million or 7.5% of total loans at March 31, 2004 and December 31, 2003, respectively. This represents an increase of $1.7 million or 8.4% for the first quarter of 2004.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Charged-off loans were $128,479 and $54,885 for the three months ended March 31, 2004 and 2003, respectively. Recoveries were $24,195 and $23,087 for the three months ended March 31, 2004 and 2003, respectively. This resulted in net charge-offs of $104,284 and $31,798 for the three months ended March 31, 2004 and 2003, respectively. The allowance for loan losses as a percentage of loans was 1.04% at March 31, 2004 and December 31, 2003.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonperforming assets were $50,000 and $34,780 as of March 31, 2004 and December 31, 2003, respectively. The percentage of nonperforming assets to loans and other real estate owned was 0.02% and 0.01% as of March 31, 2004 and December 31, 2003, respectively. Total loans past due 90 days or more and still accruing interest were $144,142 or 0.05% and $69,885 or 0.03% of total loans at March 31, 2004 and December 31, 2003, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection and, therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Upon being placed on nonaccrual status, accrued interest would be reversed from income and future accruals would be discontinued with interest income being recognized on a cash basis. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $465,000 and $593,706 at March 31, 2004 and December 31, 2003, respectively. This represents a decrease of $128,706 or 21.7% during the first quarter of 2004. As of March 31, 2004 these loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $38,908 in specific allocations for these loans.

Deposits

Total deposits were $282.3 million and $275.5 million as of March 31, 2004 and December 31, 2003, respectively. This represents an increase of $6.8 million or 2.5% during the first quarter of 2004.

Noninterest bearing demand deposits increased $0.4 million or 0.6% from $65.1 million at December 31, 2003 to $65.5 million at March 31, 2004. Savings and interest bearing demand deposits, which includes NOW accounts, money market accounts and regular savings accounts, increased $2.6 million or 1.8% from $145.7 million at December 31, 2003 to $148.3 million at March 31, 2004. The increases in demand deposits and savings and interest bearing demand deposits can be attributed to deposit accounts gained through the subsidiary’s branch network. Time deposits increased $3.8 million or 5.9% from $64.7 million at December 31, 2003 to $68.5 million at March 31, 2004. The increase in time deposits can be attributed to obtaining certificates of deposits of $100,000 or more which are comprised primarily of public funds.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of demand deposits, interest-bearing demand deposits, money market accounts, savings accounts, and time deposits of less than $100,000. Core deposits totaled $257.0 million or 91.0% and $254.0 million or 92.2% of total deposits at March 31, 2004 and December 31, 2003, respectively. Certificates of deposit of $100,000 or more totaled $25.3 or 9.0% and $21.5 million or 7.8% of total deposits at March 31, 2004 and December 31, 2003, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on March 31, 2004 was $29.1 million, reflecting a percentage of total assets of 8.17%, as compared to $28.4 million and 8.06% at December 31 2003. Shareholders’ equity per share increased $0.43 or 2.3% to $19.37 per share at March 31, 2004 from $18.94 per share at December 31, 2003. During the first quarter of 2004 the Company has paid $0.20 per share in dividends as compared to $0.18 per share for the same period of 2003. The total dividend paid for 2003 was $0.75 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier I capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier I capital. The $7.0 million in trust preferred securities, issued by the Company during 2002, qualifies as Tier I capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier I risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. Additionally, they must maintain a minimum Tier I leverage ratio of 4%. The Company’s Tier I risk-based capital ratio was 12.56% at March 31, 2004 as compared to 12.86% at December 31, 2003. The Company’s total risk-based capital ratio was 13.62% at March 31, 2004 as compared to 13.93% at December 31, 2003. The Company’s Tier I capital to average total assets ratio was 9.92% at March 31, 2004 as compared to 10.00% at December 31, 2003. Each of these ratios has decreased slightly as asset growth has exceeded shareholders’ equity growth, which is comprised of retained earnings and additional shares issued through the Dividend Investment Plan. The Company monitors these ratios on a quarterly basis and has several strategies to ensure that it remains well capitalized.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2004, liquid assets totaled $108.0 million as compared to $103.7 million at December 31, 2003. These amounts represent 33.1% for 2004 and 32.0% for 2003, of total liabilities. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. Management believes that the Company maintains overall liquidity sufficient to satisfy the depositors’ requirements and meet its customers’ credit needs.

FORWARD LOOKING STATEMENTS

We make forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	changes in general economic and business conditions in our market area;
•	changes in interest rates and interest rate policies;
•	the successful management of interest rate risk;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	maintaining capital levels adequate to support our growth;
•	maintaining cost controls and asset qualities as we open or acquire new branches;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by us;
•	changing trends in customer profiles and behavior; and
•	changes in banking and other laws and regulations applicable to us.

Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward looking statements. In addition, our past results of operations do not necessarily indicate our future results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported at December 31, 2003 in the 2003 Form 10-K.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the normal course of business, various legal claims arise from time to time which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed with this Form 10-Q.

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 30, 2004, the Company furnished a report on Form 8-K to announce, under Item 12, results of operations for the year ended December 31, 2003 and to disclose a cash dividend payable on February 16, 2004 to shareholders on record as of February 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May, 2004.

Eagle Financial Services, Inc.

/S/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr.
Vice President, Chief Financial Officer, and Secretary-Treasurer