Form 10-Q
period 2004-06-30
EAGLE FINANCIAL SERVICES INC
filed 2004-08-13
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 11, 2004 was 1,502,661.

EAGLE FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$11,448,822	$11,338,480
Federal funds sold	236,000	—
Securities available for sale, at fair value	36,855,488	33,732,750
Securities held to maturity (fair value; $13,824,225 and $14,503,515, respectively)	13,808,180	14,157,933
Loans, net of allowance for loan losses of $3,086,239 and $2,866,991, respectively	292,277,177	273,663,299
Bank premises and equipment, net	13,910,074	13,438,334
Other assets	5,998,033	5,678,916

Total assets	$374,533,774	$352,009,712

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$71,692,824	$65,147,427
Savings and interest bearing demand deposits	156,827,921	145,707,873
Time deposits	72,774,452	64,676,240

Total deposits	$301,295,197	$275,531,540
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	5,580,071	16,939,199
Federal Home Loan Bank advances	30,000,000	23,044,000
Trust preferred capital notes	7,000,000	7,000,000
Other liabilities	1,115,972	1,128,836
Commitments and contingent liabilities	—	—

Total liabilities	$344,991,240	$323,643,575

Shareholders’ Equity
Preferred Stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common Stock, $2.50 par value; authorized 5,000,000 shares; issued 1,502,661 and 1,497,714 shares, respectively	3,756,653	3,744,285
Surplus	4,252,227	4,005,715
Retained Earnings	21,323,109	19,934,792
Accumulated other comprehensive income, net	210,545	681,345

Total shareholders’ equity	$29,542,534	$28,366,137

Total liabilities and shareholders’ equity	$374,533,774	$352,009,712

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$4,123,746	$3,787,099	$8,123,861	$7,355,957
Interest on federal funds sold	6,658	10,280	9,170	29,695
Interest on securities held to maturity:
Taxable interest income	40,119	94,679	89,302	187,692
Interest income exempt from federal income taxes	92,832	82,370	187,845	164,980
Interest and dividends on securities available for sale:
Taxable interest income	299,556	250,833	603,377	502,339
Interest income exempt from federal income taxes	17,474	16,048	33,522	32,096
Dividends	29,996	33,610	61,487	67,217
Interest on deposits in banks	398	211	1,025	386

Total interest income	$4,610,779	$4,275,130	$9,109,589	$8,340,362

Interest Expense
Interest on deposits	$634,100	$731,434	$1,243,875	$1,527,353
Interest on federal funds purchased and securities sold under agreements to repurchase	15,363	11,885	48,544	20,108
Interest on Federal Home Loan Bank advances	275,402	199,314	524,251	396,439
Interest on trust preferred capital notes	81,150	83,598	162,828	168,345

Total interest expense	$1,006,015	$1,026,231	$1,979,498	$2,112,245

Net interest income	$3,604,764	$3,248,899	$7,130,091	$6,228,117
Provision For Loan Losses	140,000	245,000	315,000	370,000

Net interest income after provision for loan losses	$3,464,764	$3,003,899	$6,815,091	$5,858,117

Noninterest Income
Trust Department income	$118,197	$111,779	$225,295	$268,746
Service charges on deposits	417,760	312,281	746,586	611,620
Other service charges and fees	532,910	514,569	885,004	943,647
Securities gains	11,563	—	155,517	—
Other operating income	97,338	33,363	127,186	56,443

	$1,177,768	$971,992	$2,139,588	$1,880,456

Noninterest Expenses
Salaries and wages	$1,360,110	$1,189,707	$2,737,849	$2,352,516
Pension and other employee benefits	371,052	282,194	764,550	583,744
Occupancy expenses	224,259	161,041	468,476	314,887
Equipment expenses	232,557	210,733	452,291	394,697
Advertising and marketing expenses	83,252	77,069	193,073	154,528
Bank franchise taxes	66,400	67,000	121,900	109,500
Stationary and supplies	91,117	61,781	146,931	126,387
Other operating expenses	604,387	506,284	1,169,627	978,939

	$3,033,134	$2,555,809	$6,054,697	$5,015,198

Income before income taxes	$1,609,398	$1,420,082	$2,899,982	$2,723,375
Income Tax Expense	502,552	436,635	897,104	826,637

Net Income	$1,106,846	$983,447	$2,002,878	$1,896,738

Earnings Per Share
Net income per common share, basic and diluted	$0.74	$0.66	$1.34	$1.28

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$3,696,926	$3,545,408	$17,012,437	$147,020		$24,401,791
Comprehensive income:
Net income			1,896,738		$1,896,738	1,896,738
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $182,069				353,428	353,428	353,428

Total comprehensive income					$2,250,166

Issuance of common stock, employee benefit plan	3,210	32,357				35,567
Issuance of common stock, dividend investment plan	18,167	176,902				195,069
Dividends declared ($0.36 per share)			(533,018)			(533,018)
Fractional shares purchased	(4)	(38)				(42)

Balance, June 30, 2003	$3,718,299	$3,754,629	$18,376,157	$500,448		$26,349,533

Balance, December 31, 2003	$3,744,285	$4,005,715	$19,934,792	$681,345		$28,366,137
Comprehensive income:
Net income			2,002,878		$2,002,878	2,002,878
Other comprehensive income (loss):
Unrealized holding losses arising during the period, net of deferred income taxes of $189,657					(368,159)
Reclassification adjustment, net of income taxes of $52,876					(102,641)

Other comprehensive (loss), net of income taxes of $242,533				(470,800)	(470,800)	(470,800)

Total comprehensive income					$1,532,078

Amortization of unearned compensation, restricted stock awards		38,070				38,070
Issuance of common stock, dividend investment plan	12,368	208,442				220,810
Dividends declared ($0.41 per share)			(614,561)			(614,561)

Balance, June 30, 2004	$3,756,653	$4,252,227	$21,323,109	$210,545		$29,542,534

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$2,002,878	$1,896,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	347,083	240,443
Amortization of intangible and other assets	105,979	111,718
(Gain) loss on equity investment	5,516	(1,293)
Provision for loan losses	315,000	370,000
Accrual of restricted stock awards	38,070	—
(Gain) on sales and calls of securities	(155,517)	—
Premium amortization on securities, net	103,527	86,434
Changes in assets and liabilities:
(Increase) in other assets	(430,612)	(677,686)
Increase in other liabilities	229,669	7,285

Net cash provided by operating activities	$2,561,593	$2,033,639

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$2,453,960	$2,473,286
Proceeds from maturities and principal payments of securities available for sale	3,775,843	4,486,730
Proceeds from sales and calls of securities available for sale	2,283,504	—
Purchases of securities held to maturity	(2,363,449)	(2,621,231)
Purchases of securities available for sale	(9,584,186)	(6,326,377)
Purchases of bank premises and equipment	(818,823)	(761,825)
Net (increase) in loans	(18,928,878)	(27,844,782)

Net cash (used in) investing activities	$(23,182,029)	$(30,594,199)

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$17,665,445	$28,839,528
Net increase (decrease) in certificates of deposit	8,098,212	(2,085,855)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(11,359,128)	1,377,080
Proceeds from issuance of common stock, employee benefit plan	—	35,567
Net increase in Federal Home Loan Bank advances	6,956,000	—
Cash dividends paid	(393,751)	(337,949)
Fractional shares purchased	—	(42)

Net cash provided by financing activities	$20,966,778	$27,828,329

Increase (decrease) in cash and cash equivalents	$346,342	$(732,231)

Cash and Cash Equivalents
Beginning	11,338,480	16,198,473

Ending	$11,684,822	$15,466,242

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,939,614	$1,910,567

Income taxes	$673,500	$847,075

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock, dividend investment plan	$220,810	$195,069

Unrealized gain (loss) on securities available for sale	$(713,333)	$535,496

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2004 and December 31, 2003, the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

The Company owns 100% of Bank of Clarke County (the “Bank”) and Eagle Financial Statutory Trust I (the “Trust”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

The results of operations for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 1. Stock-Based Compensation

The Company has a stock-based compensation plan which it accounts for under the recognition and measurement principles of the Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in net income, as each option granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to its stock-based compensation plan for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$1,106,846	$983,447	$2,002,878	$1,896,738
Deduct: Total stock-based compensation expense based on fair value of all awards, net of taxes	(5,810)	—	(11,619)	—

Pro forma net income	$1,101,036	$983,447	$1,991,259	$1,896,738

Earnings per share:
Basic - as reported	$0.74	$0.66	$1.34	$1.28
Basic - pro forma	0.73	0.66	1.33	1.28
Diluted - as reported	0.74	0.66	1.34	1.28
Diluted - pro forma	0.73	0.66	1.33	1.28

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average number of common shares outstanding	1,501,417	1,485,248	1,500,153	1,483,216
Effect of dilutive options	154	—	428	—

Average number of common shares outstanding used to calculate diluted earnings per share	1,501,571	1,485,248	1,500,581	1,483,216

NOTE 3. Securities

The amortized costs and fair values of securities available for sale at June 30, 2004 and December 31, 2003 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2004
Obligations of U.S. government corporations and agencies	$14,558,827	$37,855	$(115,715)	$14,480,967
Mortgage-backed securities	11,005,587	4,132	(96,832)	10,912,887
Obligations of states and political subdivisions	1,548,893	76,593	(3,833)	1,621,653
Corporate securities	7,787,173	416,808	—	8,203,981
Restricted stock	1,636,000	—	—	1,636,000

	$36,536,480	$535,388	$(216,380)	$36,855,488

	December 31, 2003
Obligations of U.S. government corporations and agencies	$10,003,586	$109,479	$(6,815)	$10,106,250
Mortgage-backed securities	9,885,793	48,160	(29,392)	9,904,561
Obligations of states and political subdivisions	1,312,322	115,307	—	1,427,629
Corporate securities	10,146,008	795,602	—	10,941,610
Restricted stock	1,352,700	—	—	1,352,700

	$32,700,409	$1,068,548	$(36,207)	$33,732,750

Proceeds from the sales and calls of securities available for sale during 2004 were $2,283,504. Gross gains of $155,798 and gross losses of $281 were realized on sales and calls during 2004. There were no sales or calls of securities available for sale during 2003.

The following table summarizes the fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$6,446,297	$90,003	$547,039	$6,829	$6,993,336	$96,832
Obligations of U.S. government corporations and agencies	11,445,502	115,715	—	—	11,445,502	115,715
Obligations of states and political subdivisions	231,340	3,833	—	—	231,340	3,833

	$18,123,139	$209,551	$547,039	$6,829	$18,670,178	$216,380

These twenty-nine securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity and, therefore, the gross unrealized losses are considered temporary at June 30, 2004.

The amortized costs and fair values of securities held to maturity at June 30, 2004 and December 31, 2003 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2004
Obligations of U.S. government corporations and agencies	$1,003,432	$—	$(26,557)	$976,875
Mortgage-backed securities	1,512,904	30,634	(13,611)	1,529,927
Obligations of states and political subdivisions	11,291,844	168,780	(143,201)	11,317,423

	$13,808,180	$199,414	$(183,369)	$13,824,225

	December 31, 2003
Obligations of U.S. government corporations and agencies	$1,504,292	$4,259	$(13,396)	$1,495,155
Mortgage-backed securities	2,142,321	67,545	(2,195)	2,207,671
Obligations of states and political subdivisions	10,511,320	298,622	(9,253)	10,800,689

	$14,157,933	$370,426	$(24,844)	$14,503,515

The following table summarizes the fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$731,583	$13,611	$—	$—	$731,583	$13,611
Obligations of U.S. government corporations and agencies	976,875	26,557	—	—	976,875	26,557
Obligations of states and political subdivisions	3,704,090	143,201	—	—	3,704,090	143,201

	$5,412,548	$183,369	$—	$—	$5,412,548	$183,369

These eighteen securities have not suffered credit deterioration and the Company has the ability to hold these issues until maturity and, therefore, the gross unrealized losses are considered temporary at June 30, 2004.

NOTE 4. Loans

Net loans at June 30, 2004 and December 31, 2003 are summarized as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$28,823	$24,536
Secured by farmland	2,884	2,721
Secured by 1-4 family residential properties	138,718	137,166
Secured by nonfarm, nonresidential properties	65,784	57,341
Loans to farmers	1,249	1,065
Commercial and industrial loans	24,642	20,763
Consumer installment loans	32,498	32,177
All other loans	765	761

	$295,363	$276,530
Less: Allowance for loan losses	(3,086)	(2,867)

	$292,277	$273,663

NOTE 5. Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses for the six months ended June 30, 2004 and 2003 and the year ended December 31, 2003 were as follows:

	June 30, 2004	June 30, 2003	December 31, 2003
Balance, beginning	$2,866,991	$2,376,463	$2,376,463
Provision charged to operating expense	315,000	370,000	650,000
Recoveries added to the allowance	81,127	37,741	98,216
Loan losses charged to the allowance	(176,879)	(102,641)	(257,688)

Balance, ending	$3,086,239	$2,681,563	$2,866,991

NOTE 6. Pension and Postretirement Benefit Plans

The following tables provides the components of net periodic benefit cost for the three and six months ended June 30, 2004 and 2003:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$67,659	$48,756	$—	$—
Interest cost	49,651	41,447	5,046	5,050
Expected return on plan assets	(47,551)	(27,088)	—	—
Amortization of prior service costs	2,886	2,886	—	—
Amortization of net obligation at transition	—	—	653	653
Recognized net actuarial loss	19,503	17,126	2,322	2,018

Net periodic benefit cost	$92,148	$83,127	$8,021	$7,721

	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$135,318	$97,512	$—	$—
Interest cost	99,302	82,894	10,092	10,100
Expected return on plan assets	(95,102)	(54,176)	—	—
Amortization of prior service costs	5,772	5,772	—	—
Amortization of net obligation at transition	—	—	1,306	1,306
Recognized net actuarial loss	39,006	34,252	4,644	4,036

Net periodic benefit cost	$184,296	$166,254	$16,042	$15,442

As stated in Note 9 to the consolidated financial statements in the 2003 Form 10-K, the Company intends to contribute $200,000 to its pension plan during 2004. The Company has made total contributions of $100,000 during the first six months of 2004.

NOTE 7. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, also known as trust preferred securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554,000,000. The securities have a LIBOR-indexed floating rate of interest. The interest rate at June 30, 2004 was 5.04%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,000,000 of the Company’s junior subordinated debt securities with maturities and interest rates like the trust preferred securities.

The trust preferred securities may be included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. The total amount ($7,000,000) of trust preferred securities issued by the Trust can be included in the Company’s Tier 1 capital.

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

NOTE 8. Recent Accounting Pronouncements

The Financial Accounting Standards Board has not issued any accounting pronouncements during the first six months of 2004 that are relevant to the Company’s financial statements.

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

The Bank uses a Directors Loan Committee and lending limits approved by the Directors Loan Committee to approve loan requests. The loan officers are categorized based on the amount of secured and unsecured lending authority they possess. The highest authority (Category I) is comprised of the Bank’s Chief Executive Officer, the Senior Loan Officer, and the Associate Senior Loan Officer. There are four additional categories (Categories II, III, IV and V) with different amounts of secured and unsecured authority. Two officers in Category I may combine their authority to approve a loan request of up to $1,500,000 secured or $750,000 unsecured. An officer in Category II, III, IV or V may combine his or her authority with one officer in a higher category to approve a loan request. Any loan request which exceeds the combined authority of the categories must be presented to the Directors Loan Committee. The Directors Loan Committee, which currently consists of four directors (three directors constitute a quorum, of whom any two may act), approves loan requests which exceed the combined authority of two loan officers as described above. The minimum amount which requires Director Loan Committee approval, which is derived by combining the authorities of a Category I and Category V officer, is $775,000 secured and $380,000 unsecured. The Directors Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

The following sections discuss the major loan categories within the total loan portfolio:

One-to-Four-Family Residential Real Estate Lending

Residential lending activity may be generated by the Bank’s loan officer solicitations, referrals by real estate professionals, and existing or new bank customers. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant. The valuation of residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Directors Loan Committee. In connection with residential real estate loans, the Bank requires title insurance, hazard insurance and, if applicable, flood insurance. In addition to traditional residential mortgage loans secured by a first or junior lien on the property, the Bank offers home equity lines of credit.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in the Bank’s market area, including multi-family residential buildings, commercial buildings and offices, small shopping centers and churches. Commercial real estate loan originations are obtained through broker referrals, direct solicitation of developers and continued business from customers. In its underwriting of commercial real estate, the Bank’s loan to original appraised value ratio is generally 80% or less. Commercial real estate lending entails significant additional risk as compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or the economy, in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness, prior credit history and reputation, and the Bank typically requires personal guarantees or endorsements of the borrowers’ principal owners.

Construction and Land Development Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of most construction loans is less than one year and the Bank offers both fixed and variable rate interest structures. The interest rate structure offered to customers depends on the total amount of these loans outstanding and the impact of the interest rate structure on the Bank’s overall interest rate risk. There are two characteristics of construction lending which impacts its overall risk as compared to residential mortgage lending. First, there is more concentration risk due to the extension of a large loan balance through several lines of credit to a single developer or contractor. Second, there is more collateral risk due to the fact that loan funds are provided to the borrower based upon the estimated value of the collateral after completion. This could cause an inaccurate estimate of the amount needed to complete construction or an excessive loan-to-value ratio. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of the estimated appraised value of the finished home. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners. Finally, the Bank performs inspections of the construction projects to ensure that the percentage of construction completed correlates with the amount of draws on the construction line of credit.

Commercial and Industrial Lending

Commercial business loans generally have more risk than residential mortgage loans, but have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, which include personal installment loans, personal lines of credit, automobile loans, and credit card loans. The Bank originates its consumer loans within its geographic market area and these loans are generally made to customers with whom the Bank has an existing relationship. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral on a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and from any verifiable secondary income. Although creditworthiness of the applicant is the primary consideration, the underwriting process also includes an analysis of the value of the security in relation to the proposed loan amount.

RESULTS OF OPERATIONS

Net Income

Net income for the first six months of 2004 was $2,002,878, an increase of $106,140 or 5.6% as compared to net income for the first six months of 2003 of $1,896,738. Earnings per share, basic and diluted, were $1.28 and $1.34 for the first six months of 2003 and 2004, respectively.

Net income for the second quarter of 2004 was $1,106,846, an increase of $123,399 or 12.6% as compared to net income for the second quarter of 2003 of $983,447. Earnings per share, basic and diluted, were $0.66 and $0.74 for the second quarter of 2003 and 2004, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. The ROA of the Company for the first six months of 2003 and 2004 was 1.24% and 1.11%, respectively. Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. The ROE of the Company for the first six months of 2003 and 2004 was 15.04% and 13.87%, respectively.

Net Interest Income

Net interest income is the Company’s primary source of earnings. Net interest income was $6,228,117 and $7,130,091 for the first six months of 2003 and 2004, respectively, which represents an increase of $901,974 or 14.5%. Net interest income was $3,248,899 and $3,604,764 for the second quarter of 2003 and 2004, respectively, which represents an increase of $355,865 or 10.9%.

Tax equivalent net interest income divided by total average earnings assets equals the net interest margin. The net interest margin for the first six months of 2003 and 2004 was 4.45% and 4.36%, respectively. The yield on earning assets decreased from 5.93% to 5.55% and the cost of interest bearing liabilities decreased from 1.87% to 1.50% for the first six months of 2003 and 2004, respectively.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $370,000 for the first six months of 2003 as compared to $315,000 for the first six months of 2004. The provision for loan losses was $245,000 for the second quarter of 2003 as compared to $140,000 for the second quarter of 2004.

Noninterest Income

Total noninterest income for the first six months of 2003 and 2004 was $1,880,456 and $2,139,588, respectively, which represents an increase of $259,132 or 13.8%. Total noninterest income for the second quarter of 2003 and 2004 was $971,992 and $1,177,768, respectively, which represents an increase of $205,776 or 21.2%.

The Company earned $155,517 on sales and calls of securities during the first six months of 2004. These sales and calls were comprised of mortgage-backed securities and corporate securities.

Trust Department income decreased $43,451 or 16.2% from $268,746 for the first six months of 2003 to $225,295 for the first six months of 2004. Trust Department income increased $6,418 or 5.7% from $111,779 for the second quarter of 2003 to $118,197 for the second quarter of 2004. The amount of Trust Department income is determined by the number of active accounts and total assets under management. Income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $134,966 or 22.1% from $611,620 to $746,586 for the first six months of 2003 and 2004, respectively. Service charges on deposit accounts increased $105,479 or 33.8% from $312,281 to $417,760 for the second quarter of 2003 and 2004, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts and the Bank continues to see an increase in these account types. In addition, a portion of the increase during the second quarter of 2004 can be attributed to the Bank introducing an overdraft privilege product.

Other service charges and fees decreased $58,643 or 6.2% from $943,647 for the first six months of 2003 to $885,004 for the first six months of 2004. Other service charges and fees increased $18,341 or 3.6% from $514,569 for the second quarter of 2003 to $532,910 for the second quarter of 2004. A portion of this decrease can be attributed to a decrease in the amount of fees received from the origination of mortgage loans for the secondary market. The Company expects this trend to continue as refinancing activity has slowed down. Despite this trend, there are certain items within this category, namely fees generated from the Bank’s ATM network, fees generated from the Bank’s credit card program, and an increase in safe deposit box rent income which were greater in 2004 as compared to 2003.

Noninterest Expenses

Total noninterest expenses increased $1,039,499 or 20.7% from $5,015,198 to $6,054,697 for the first six months of 2003 and 2004, respectively. Total nonintereset expenses increased $477,325 or 18.7% from $2,555,809 for the second quarter of 2003 to $3,033,134 for the second quarter of 2004.

Salaries and benefits increased $566,139 or 19.3% from $2,936,260 for the first six months of 2003 to $3,502,399 for the first six months of 2004. Salaries and benefits increased $259,261 or 17.6% from $1,471,901 for the second quarter of 2003 to $1,731,162 for the second quarter of 2004. This increase can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses increased $153,589 or 48.8% from $314,887 to $468,476 for the first six months of 2003 and 2004, respectively. Occupancy expenses increased $63,218 or 39.2% from $161,041 to $224,259 for the second quarter of 2003 and 2004, respectively. These increases can be attributed to the addition of the Millbrook Branch and the relocation of the Old Post Office Branch and Loan Department to the Old Town Center.

Equipment expenses increased $57,594 or 14.6% from $394,697 to $452,291 for the first six months of 2003 and 2004, respectively. Equipment expenses increased $21,824 or 10.4% from $210,733 to $232,557 for the second quarter of 2003 and 2004, respectively. This increase can be attributed to investments in hardware and software related to the Bank’s core software conversion which occurred at the end of the first quarter during 2003.

Advertising and marketing expenses increased $38,545 or 24.9% from $154,528 to $193,073 for the first six months of 2003 and 2004, respectively. Advertising and marketing expenses increased $6,183 or 8.0% from $77,069 to $83,252 for the second quarter of 2003 and 2004, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $190,688 or 19.5% from $978,939 to $1,169,627 for the first six months of 2003 and 2004, respectively. Other operating expenses increased $98,103 or 19.4% from $506,284 to $604,387 for the second quarter of 2003 and 2004, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. These services include postage, insurance, ATM network fees, credit card processing fees, and auditing fees. These expenses are directly affected by the number of branch locations and volume of accounts at the Bank.

FINANCIAL CONDITION

Securities

Total securities were $50.7 million at June 30, 2004 as compared to $47.9 million at December 31, 2003. This represents an increase of $2.8 million or 5.8%. The Company realized a gain of $155,517 during the first six months of 2004 from the sales and calls of securities having an amortized cost of $2.1 million. The Company had securities purchased of $11.9 million during the first six months of 2004, $11.1 million of which was during the second quarter. The Company had total maturities and principal repayments of $6.2 million during the first six months of 2004. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of June 30, 2004. Note 3 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2004 and December 31, 2003.

The Company had $13.8 million and $14.2 million in securities classified as held to maturity at June 30, 2004 and December 31, 2003, respectively. The Company had $36.9 million and $33.7 million in securities classified as available for sale at June 30, 2004 and December 31, 2003, respectively. Most securities purchased during 2003 and 2004 were designated as available for sale due to their low yields. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity when needed to meet short-term obligations.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Total loans outstanding were $295.4 million and $276.5 million at June 30, 2004 and December 31, 2003. This represents an increase of $18.9 million or 6.8% for the first six months of 2004. The Company’s loan growth can be attributed to competitive loan pricing, experienced loan officers, and continuous sales efforts. The ratio of loans to deposits decreased from 100.4% at December 31, 2003 to 98.0% at June 30, 2004. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses.

Loans secured by real estate were $236.2 million or 80.0% and $221.8 million or 80.2% of total loans at June 30, 2004 and December 31, 2003, respectively. This represents an increase of $14.4 million or 6.5% during the first six months of 2004. These loans are well-secured and based on conservative appraisals in a stable market. The Company generally does not make real estate loans outside its primary market area. Consumer installment loans increased $0.3 million or 1.0% from $32.2 million at December 31, 2003 to $32.5 million at June 30, 2004. Consumer installment loans represent 11.6% and 11.0% of total loans at December 31, 2003 and June 30, 2004, respectively. This type of loan is primarily comprised of vehicle loans which have been difficult to increase due to manufacturer financing options and customers using alternative financing such as home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $20.8 million or 7.5% and $24.6 million or 8.3% of total loans at December 31, 2003 and June 30, 2004, respectively. This represents an increase of $3.8 million or 18.3% for the first six months of 2004.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Charged-off loans were $176,879 and $102,641 for the six months ended June 30, 2004 and 2003, respectively. Recoveries were $81,127 and $37,741 for the six months ended June 30, 2004 and 2003, respectively. This resulted in net charge-offs of $95,752 and $64,900 for the six months ended June 30, 2004 and 2003, respectively. The allowance for loan losses as a percentage of loans was 1.04% at June 30, 2004 and December 31, 2003.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonaccrual loans were $141,381 and $34,780 at June 30, 2004 and December 31, 2003, respectively. The Company did not have any restructured loans or other real estate owned at June 30, 2004 or December 31, 2003. The percentage of nonperforming assets to loans and other real estate owned was 0.05% and 0.01% at June 30, 2004 and December 31, 2003, respectively. Total loans past due 90 days or more and still accruing interest were $111,774 or 0.04% and $69,885 or 0.03% of total loans at June 30, 2004 and December 31, 2003, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection and, therefore, are not classified as nonaccrual. Any loan past due 90 days or more which is not in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Once a loan is placed on nonaccrual status, accrued interest is reversed from income, the accrual of interest is discontinued, and interest income is recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. The allowance for loan losses at June 30, 2004 includes $16,744 in specific allocations for the nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $412,938 and $593,706 at June 30, 2004 and December 31, 2003, respectively. This represents a decrease of $180,768 or 30.4% during the first six months of 2004. At June 30, 2004 these loans were primarily well-secured and in the process of collection and the allowance for loan losses includes $33,734 in specific allocations for these loans.

Deposits

Total deposits were $301.3 million and $275.5 million at June 30, 2004 and December 31, 2003, respectively. This represents an increase of $25.8 million or 9.4% during the first six months of 2004.

Noninterest bearing demand deposits increased $6.6 million or 10.1% from $65.1 million at December 31, 2003 to $71.7 million at June 30, 2004. Savings and interest bearing demand deposits, which includes NOW accounts, money market accounts and regular savings accounts, increased $11.1 million or 7.6% from $145.7 million at December 31, 2003 to $156.8 million at June 30, 2004. The increases in demand deposits and savings and interest bearing demand deposits can be attributed to deposit accounts gained through the Bank’s branch network. Time deposits increased $8.1 million or 12.5% from $64.7 million at December 31, 2003 to $72.8 million at June 30, 2004. The increase in time deposits can be attributed to obtaining certificates of deposits of $100,000 or more which are comprised primarily of public funds.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of demand deposits, interest-bearing demand deposits, money market accounts, savings accounts, and time deposits of less than $100,000. Core deposits totaled $272.6 million or 90.5% and $254.0 million or 92.2% of total deposits at June 30, 2004 and December 31, 2003, respectively. Certificates of deposit of $100,000 or more totaled $28.7 or 9.5% and $21.5 million or 7.8% of total deposits at June 30, 2004 and December 31, 2003, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity was $29.5 million or 7.89% and $28.4 million or 8.06% of total assets at June 30, 2004 and December 31, 2003, respectively. Shareholders’ equity per share increased $0.72 or 3.8% to $19.66 per share at June 30, 2004 from $18.94 per share at December 31, 2003. During the first two quarters of 2004 the Company has paid $0.41 per share in dividends as compared to $0.36 per share for the same period of 2003. The total dividend paid for 2003 was $0.75 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7.0 million in trust preferred securities, issued by the Company during 2002, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. Additionally, they must maintain a minimum Tier 1 leverage ratio of 4%. The Company’s Tier 1 risk-based capital ratio was 12.38% at June 30, 2004 as compared to 12.86% at December 31, 2003. The Company’s total risk-based capital ratio was 13.44% at June 30, 2004 as compared to 13.93% at December 31, 2003. The Company’s Tier 1 capital to average total assets ratio was 9.86% at June 30, 2004 as compared to 10.00% at December 31, 2003. Each of these ratios has decreased slightly as asset growth has exceeded shareholders’ equity growth, which is comprised of retained earnings and additional shares issued through the Dividend Investment Plan. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that it remains well capitalized.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2004, liquid assets totaled $113.4 million as compared to $103.7 million at December 31, 2003. These amounts represent 32.9% for 2004 and 32.0% for 2003, of total liabilities. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. Management believes that the Company maintains overall liquidity sufficient to satisfy the depositors’ requirements and meet its customers’ credit needs.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this quarterly report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	changes in general economic and business conditions in the market area;

•	changes in interest rates and interest rate policies;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior; and

•	changes in banking and other laws and regulations.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2003 Form 10-K.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the normal course of business, various legal claims arise from time to time which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company is not involved in any material pending legal proceedings.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 21, 2004 to consider and vote on the proposal described below. The total number of shares represented by proxy or in person was 1,009,542 or 67.3% of the 1,500,089 common shares outstanding on the record date of the meeting.

Proposal One - Election of Directors:

The following individuals were nominated and elected as Class I Directors to hold office until the 2007 Annual Meeting of Shareholders of the Company or until their successor(s) have been duly elected and qualified:

	For	Withheld
Thomas T. Gilpin	989,273	20,269
John R. Milleson	987,406	22,136
Robert W. Smalley, Jr.	1,009,101	441
James T. Vickers	983,923	25,619

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed with this Form 10-Q.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (restated in electronic format only as of June 30, 1999).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 26, 2004, the Company furnished a report on Form 8-K to announce, under Item 12, results of operations for the period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August, 2004.

Eagle Financial Services, Inc.

/S/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr.
Vice President, Chief Financial Officer, and Secretary-Treasurer