Form 10-Q
period 2004-09-30
EAGLE FINANCIAL SERVICES INC
filed 2004-11-12
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-20146

EAGLE FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1601306
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 East Main Street P.O. Box 391 Berryville, Virginia 22611	22611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (540) 955-2510

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 8, 2004 was 1,508,677.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$9,021,001	$11,338,480
Federal funds sold	8,945,000	—
Securities available for sale, at fair value	49,124,054	33,732,750
Securities held to maturity (fair value; $19,096,053 and $14,503,515, respectively)	18,804,025	14,157,933
Loans, net of allowance for loan losses of $3,145,593 and $2,866,991, respectively	292,198,361	273,663,299
Bank premises and equipment, net	13,851,748	13,438,334
Other assets	5,638,975	5,678,916

Total assets	$397,583,164	$352,009,712

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$73,494,068	$65,147,427
Savings and interest bearing demand deposits	173,228,259	145,707,873
Time deposits	75,250,994	64,676,240

Total deposits	$321,973,321	$275,531,540
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	6,042,943	16,939,199
Federal Home Loan Bank advances	30,000,000	23,044,000
Trust preferred capital notes	7,000,000	7,000,000
Other liabilities	1,387,173	1,128,836
Commitments and contingent liabilities	—	—

Total liabilities	$366,403,437	$323,643,575

Shareholders’ Equity
Preferred Stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common Stock, $2.50 par value; authorized 5,000,000 shares; issued 1,505,310 and 1,497,714 shares, respectively	3,763,275	3,744,285
Surplus	4,377,864	4,005,715
Retained Earnings	22,464,081	19,934,792
Accumulated other comprehensive income, net	574,507	681,345

Total shareholders’ equity	$31,179,727	$28,366,137

Total liabilities and shareholders’ equity	$397,583,164	$352,009,712

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Interest Income
Interest and fees on loans	$4,325,495	$3,857,859	$12,449,356	$11,213,816
Interest on federal funds sold	48,359	7,970	57,529	37,665
Interest on securities held to maturity:
Taxable interest income	38,976	90,123	128,278	277,815
Interest income exempt from federal income taxes	113,220	81,365	301,065	246,345
Interest and dividends on securities available for sale
Taxable interest income	382,053	268,486	985,430	770,825
Interest income exempt from federal income taxes	18,342	16,048	51,864	48,144
Dividends	26,999	30,183	88,486	97,400
Interest on deposits in banks	512	479	1,537	865

Total interest income	$4,953,956	$4,352,513	$14,063,545	$12,692,875

Interest Expense
Interest on deposits	$767,122	$633,106	$2,010,997	$2,160,459
Interest on federal funds purchased and securities sold under agreements to repurchase	22,967	17,561	71,511	37,669
Interest on Federal Home Loan Bank advances	278,428	201,507	802,679	597,946
Interest on trust preferred capital notes	90,447	79,890	253,275	248,235

Total interest expense	$1,158,964	$932,064	$3,138,462	$3,044,309

Net interest income	$3,794,992	$3,420,449	$10,925,083	$9,648,566
Provision For Loan Losses	75,000	105,000	390,000	475,000

Net interest income after provision for loan losses	$3,719,992	$3,315,449	$10,535,083	$9,173,566

Noninterest Income
Trust department income	$119,280	$97,370	$344,575	$366,116
Service charges on deposits	476,078	325,173	1,222,664	936,793
Other service charges and fees	547,168	538,060	1,432,172	1,481,707
Securities gains, net	—	—	155,517	—
Other operating income	230,640	51,921	357,826	108,364

	$1,373,166	$1,012,524	$3,512,754	$2,892,980

Noninterest Expenses
Salaries and wages	$1,499,684	$1,350,925	$4,237,533	$3,703,441
Pension and other employee benefits	371,303	302,431	1,135,853	886,175
Occupancy expenses	234,259	151,032	702,735	465,919
Equipment expenses	203,299	172,273	655,590	566,970
Advertising and marketing expenses	115,917	163,489	308,990	318,017
Stationery and supplies	39,308	77,113	186,239	203,500
Other operating expenses	558,432	526,925	1,849,959	1,615,364

	$3,022,202	$2,744,188	$9,076,899	$7,759,386

Income before income taxes	$2,070,956	$1,583,785	$4,970,938	$4,307,160
Income Tax Expense	614,425	477,815	1,511,529	1,304,452

Net Income	$1,456,531	$1,105,970	$3,459,409	$3,002,708

Earnings Per Share
Net income per common share, basic and diluted	$0.97	$0.74	$2.30	$2.02

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$3,696,926	$3,545,408	$17,012,437	$147,020		$24,401,791
Comprehensive income:
Net income			3,002,708		$3,002,708	3,002,708
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $57,325				111,279	111,279	111,279

Total comprehensive income					$3,113,987

Issuance of common stock, employee benefit plan	3,210	32,357				35,567
Issuance of common stock, dividend investment plan	26,819	273,429				300,248
Dividends declared ($0.55 per share)			(815,609)			(815,609)
Fractional shares purchased	(5)	(62)				(67)

Balance, September 30, 2003	$3,726,950	$3,851,132	$19,199,536	$258,299		$27,035,917

Balance, December 31, 2003	$3,744,285	$4,005,715	$19,934,792	$681,345		$28,366,137
Comprehensive income:
Net income			3,459,409		$3,459,409	3,459,409
Other comprehensive income (loss):
Unrealized holding losses arising during the period, net of deferred income taxes of $2,161					(4,197)
Reclassification adjustment, net of income taxes of $52,876					(102,641)

Other comprehensive (loss), net of income taxes of $55,037				(106,838)	(106,838)	(106,838)

Total comprehensive income					$3,352,571

Amortization of unearned compensation, restricted stock awards		57,105				57,105
Issuance of common stock, dividend investment plan	18,990	315,044				334,034
Dividends declared ($0.62 per share)			(930,120)			(930,120)

Balance, September 30, 2004	$3,763,275	$4,377,864	$22,464,081	$574,507		$31,179,727

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$3,459,409	$3,002,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	526,882	357,023
Amortization of intangible and other assets	161,462	160,616
(Gain) loss on equity investment	7,961	(1,653)
Provision for loan losses	390,000	475,000
Accrual of restricted stock awards	57,105	—
(Gain) on sales and calls of securities	(155,517)	—
Premium amortization on securities, net	138,057	184,557
Changes in assets and liabilities:
(Increase) in other assets	(129,482)	(758,192)
Increase in other liabilities	313,374	220,644

Net cash provided by operating activities	$4,769,251	$3,640,703

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$2,840,947	$3,508,313
Proceeds from maturities and principal payments of securities available for sale	6,974,877	6,623,735
Proceeds from sales and calls of securities available for sale	2,283,504	—
Purchases of securities held to maturity	(7,750,860)	(4,047,767)
Purchases of securities available for sale	(24,530,279)	(14,667,332)
Purchases of bank premises and equipment	(940,296)	(4,971,053)
Net (increase) in loans	(18,925,062)	(39,978,242)

Net cash (used in) investing activities	$(40,047,169)	$(53,532,346)

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$35,867,027	$42,915,104
Net increase (decrease) in certificates of deposit	10,574,754	(9,302,369)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(10,896,256)	10,370,933
Proceeds from issuance of common stock, employee benefit plan	—	35,567
Net increase in Federal Home Loan Bank advances	6,956,000	—
Cash dividends paid	(596,086)	(515,361)
Fractional shares purchased	—	(67)

Net cash provided by financing activities	$41,905,439	$43,503,807

Increase (decrease) in cash and cash equivalents	$6,627,521	$(6,387,836)
Cash and Cash Equivalents
Beginning	11,338,480	16,198,473

Ending	$17,966,001	$9,810,637

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,085,687	$3,099,924

Income taxes	$1,243,500	$1,212,230

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock, dividend investment plan	$334,034	$300,248

Unrealized gain (loss) on securities available for sale	$(161,875)	$168,604

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004

General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2004 and December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

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

The results of operations for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

NOTE 1. Stock-Based Compensation

The Company has a stock-based compensation plan which it accounts for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in net income, as each option granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation,” to its stock-based compensation plan for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,456,531	$1,105,970	$3,459,409	$3,002,708
Deduct: Total stock-based compensation expense based on fair value of all awards, net of taxes	(5,809)	—	(17,428)	—

Pro forma net income	$1,450,722	$1,105,970	$3,441,981	$3,002,708

Earnings per share:
Basic - as reported	$0.97	$0.74	$2.30	$2.02
Basic - pro forma	0.96	0.74	2.29	2.02
Diluted - as reported	0.97	0.74	2.30	2.02
Diluted - pro forma	0.96	0.74	2.29	2.02

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average number of common shares outstanding	1,503,986	1,489,626	1,501,440	1,485,352
Effect of dilutive options	15	—	290	—

Average number of common shares outstanding used to calculate diluted earnings per share	1,504,001	1,489,626	1,501,730	1,485,352

NOTE 3. Securities

The amortized costs and fair values of securities available for sale at September 30, 2004 and December 31, 2003 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2004
Obligations of U.S. government corporations and agencies	$20,534,830	$195,562	$(6,255)	$20,724,137
Mortgage-backed securities	17,252,831	165,101	(3,320)	17,414,612
Obligations of states and political subdivisions	1,550,012	93,890	—	1,643,902
Corporate securities	7,279,915	425,488	—	7,705,403
Restricted stock	1,636,000	—	—	1,636,000

	$48,253,588	$880,041	$(9,575)	$49,124,054

	December 31, 2003
Obligations of U.S. government corporations and agencies	$10,003,586	$109,479	$(6,815)	$10,106,250
Mortgage-backed securities	9,885,793	48,160	(29,392)	9,904,561
Obligations of states and political subdivisions	1,312,322	115,307	—	1,427,629
Corporate securities	10,146,008	795,602	—	10,941,610
Restricted stock	1,352,700	—	—	1,352,700

	$32,700,409	$1,068,548	$(36,207)	$33,732,750

Proceeds from the sales and calls of securities available for sale during 2004 were $2,283,504. Gross gains of $155,798 and gross losses of $281 were realized on sales and calls during the first nine months of 2004. There were no sales or calls of securities available for sale during the first nine months of 2003.

The following table summarizes the fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities	$—	$—	$1,261,635	$3,320	$1,261,635	$3,320
Obligations of U.S. government corporations and agencies	2,485,595	6,255	—	—	2,485,595	6,255

	$2,485,595	$6,255	$1,261,635	$3,320	$3,747,230	$9,575

The securities in the table, which represent six issuers, have not suffered credit deterioration and the Company has the ability and intent to hold these issues until maturity and, therefore, any gross unrealized losses are considered temporary at September 30, 2004.

The amortized costs and fair values of securities held to maturity at September 30, 2004 and December 31, 2003 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2004
Obligations of U.S. government corporations and agencies	$1,002,979	$—	$(12,349)	$990,630
Mortgage-backed securities	1,377,800	38,189	—	1,415,989
Obligations of states and political subdivisions	16,423,246	307,463	(41,275)	16,689,434

	$18,804,025	$345,652	$(53,624)	$19,096,053

	December 31, 2003
Obligations of U.S. government corporations and agencies	$1,504,292	$4,259	$(13,396)	$1,495,155
Mortgage-backed securities	2,142,321	67,545	(2,195)	2,207,671
Obligations of states and political subdivisions	10,511,320	298,622	(9,253)	10,800,689

	$14,157,933	$370,426	$(24,844)	$14,503,515

The following table summarizes the fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2004:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of U.S. government corporations and agencies	$494,065	$5,935	$496,565	$6,414	$990,630	$12,349
Obligations of states and political subdivisions	3,559,340	41,275	—	—	3,559,340	41,275

	$4,053,405	$47,210	$496,565	$6,414	$4,549,970	$53,624

The securities in the table, which represent thirteen issuers, have not suffered credit deterioration and the Company has the ability and intent to hold these issues until maturity and, therefore, any gross unrealized losses are considered temporary at September 30, 2004.

NOTE 4. Loans

Net loans at September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$29,848	$24,536
Secured by farmland	3,569	2,721
Secured by 1-4 family residential properties	136,990	137,166
Secured by nonfarm, nonresidential properties	67,694	57,341
Loans to farmers	1,306	1,065
Commercial and industrial loans	22,992	20,763
Consumer installment loans	32,660	32,177
All other loans	285	761

	$295,344	$276,530
Less: Allowance for loan losses	(3,146)	(2,867)

	$292,198	$273,663

NOTE 5. Allowance for Loan Losses

The following table summarizes changes in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003:

	September 30, 2004	September 30, 2003	December 31, 2003
Balance, beginning	$2,866,991	$2,376,463	$2,376,463
Provision charged to operating expense	390,000	475,000	650,000
Recoveries added to the allowance	92,403	77,051	98,216
Loan losses charged to the allowance	(203,801)	(131,564)	(257,688)

Balance, ending	$3,145,593	$2,796,950	$2,866,991

NOTE 6. Pension and Postretirement Benefit Plans

The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$67,659	$48,756	$—	$—
Interest cost	49,651	41,447	5,046	5,050
Expected return on plan assets	(47,551)	(27,088)	—	—
Amortization of prior service costs	2,886	2,886	—	—
Amortization of net obligation at transition	—	—	653	653
Recognized net actuarial loss	19,503	17,126	2,322	2,018

Net periodic benefit cost	$92,148	$83,127	$8,021	$7,721

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$202,977	$146,268	$—	$—
Interest cost	148,953	124,341	15,138	15,150
Expected return on plan assets	(142,653)	(81,264)	—	—
Amortization of prior service costs	8,658	8,658	—	—
Amortization of net obligation at transition	—	—	1,959	1,959
Recognized net actuarial loss	58,509	51,378	6,966	6,054

Net periodic benefit cost	$276,444	$249,381	$24,063	$23,163

Note 9 to the consolidated financial statements in the 2003 Form 10-K stated that the Company would contribute $200,000 to its pension plan during 2004. Based on more recent projections of the fair value of plan assets as compared to the projected benefit obligation, the Company will increase its contribution during 2004 to $300,000. The Company has made total contributions of $200,000 during the first nine months of 2004.

NOTE 7. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities, also known as trust preferred securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554,000,000. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2004 was 5.40%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,000,000 of the Company’s junior subordinated debt securities with maturities and interest rates similar to the trust preferred securities.

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

NOTE 8. Recent Accounting Pronouncements

Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances.

CREDIT POLICIES

The lending activities are performed and the credit policy issues are administered by the Company’s subsidiary, Bank of Clarke County (the “Bank”). The principal risk associated with the Bank’s loan portfolio is the creditworthiness of its borrowers. In an effort to manage this risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. Credit risk is increased or decreased, depending on the type of loan and prevailing economic conditions. In consideration of the different types of loans in the portfolio, the risk associated with real estate mortgage loans, commercial loans and consumer loans varies based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay debt.

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

Construction and Land Development Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of most construction loans is less than one year and the Bank offers both fixed and variable rate interest structures. The interest rate structure offered to customers depends on the total amount of these loans outstanding and the impact of the interest rate structure on the Bank’s overall interest rate risk. There are two characteristics of construction lending which impact its overall risk as compared to residential mortgage lending. First, there is more concentration risk due to the extension of a large loan balance through several lines of credit to a single developer or contractor. Second, there is more collateral risk due to the fact that loan funds are provided to the borrower based upon the estimated value of the collateral after completion. This could cause an inaccurate estimate of the amount needed to complete construction or an excessive loan-to-value ratio. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of the estimated appraised value of the finished home. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners. Finally, the Bank performs inspections of the construction projects to ensure that the percentage of construction completed correlates with the amount of draws on the construction line of credit.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first nine months of 2004 was $3,459,409, an increase of $456,701 or 15.2% as compared to net income for the first nine months of 2003 of $3,002,708. Earnings per share, basic and diluted, were $2.02 and $2.30 for the first nine months of 2003 and 2004, respectively.

Net income for the third quarter of 2004 was $1,456,531, an increase of $350,561 or 31.7% as compared to net income for the third quarter of 2003 of $1,105,970. Earnings per share, basic and diluted, were $0.74 and $0.97 for the third quarter of 2003 and 2004, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. The ROA of the Company, on an annualized basis, for the first nine months of 2003 and 2004 was 1.37% and 1.23%, respectively. Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. The ROE of the Company, on an annualized basis, for the first nine months of 2003 and 2004 was 15.88% and 15.56%, respectively.

Net Interest Income

Net interest income is the Company’s primary source of earnings. Net interest income was $9,648,566 and $10,925,083 for the first nine months of 2003 and 2004, respectively, which represents an increase of $1,276,517 or 13.2%. Net interest income was $3,420,449 and $3,794,992 for the third quarter of 2003 and 2004, respectively, which represents an increase of $374,543 or 11.0%.

Tax equivalent net interest income divided by total average earnings assets equals the net interest margin. The net interest margin for the first nine months of 2003 and 2004 was 4.47% and 4.32%, respectively. The yield on earning assets decreased from 5.86% to 5.54% and the cost of interest bearing liabilities decreased from 1.75% to 1.54% for the first nine months of 2003 and 2004, respectively.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $390,000 for the first nine months of 2004 as compared to $475,000 for the first nine months of 2004. The provision for loan losses was $75,000 for the third quarter of 2004 as compared to $105,000 for the third quarter of 2003.

Noninterest Income

Total noninterest income for the first nine months of 2003 and 2004 was $2,892,980 and $3,512,754, respectively, which represents an increase of $619,774 or 21.4%. Total noninterest income for the third quarter of 2003 and 2004 was $1,012,524 and $1,373,166, respectively, which represents an increase of $360,642 or 35.6%. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

The Company earned $155,517 on sales and calls of securities during the first nine months of 2004. These sales and calls were comprised of mortgage-backed securities and corporate securities. Other operating income includes $133,633 in life insurance proceeds paid to the Bank on the death of a retired officer covered by its Executive Supplemental Income Plan. Note 10 to the consolidated financial statements in the 2003 Form 10-K discusses the Executive Supplemental Income Plan and the related life insurance policies which have been acquired on the covered officers to discharge the Bank’s obligations under the plan.

Trust department income decreased $21,541 or 5.9% from $366,116 for the first nine months of 2003 to $344,575 for the first nine months of 2004. Trust department income increased $21,910 or 22.5% from $97,370 for the third quarter of 2003 to $119,280 for the third quarter of 2004. The amount of Trust department income is determined by the number of active accounts and total assets under management. Income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $285,871 or 30.5% from $936,793 to $1,222,664 for the first nine months of 2003 and 2004, respectively. Service charges on deposit accounts increased $150,905 or 46.4% from $325,173 to $476,078 for the third quarter of 2003 and 2004, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts and the Bank continues to see an increase in these account types. In addition, a portion of the increase during the first nine months of 2004 can be attributed to the Bank introducing an overdraft privilege product. Management expects continued growth in the number of deposit accounts, therefore, expects the amount of service charges on deposit account to increase in future periods.

Other service charges and fees decreased $49,535 or 3.3% from $1,481,707 for the first nine months of 2003 to $1,432,172 for the first nine months of 2004. Other service charges and fees increased $9,108 or 1.7% from $538,060 for the third quarter of 2003 to $547,168 for the third quarter of 2004. A portion of the decrease during the first nine months of 2004 can be attributed to a decrease in the amount of fees received from the origination of mortgage loans for the secondary market. The Company expects this trend to continue as refinancing activity has slowed down. Despite the decrease during the first nine months of 2004, there are certain items within this category, namely fees generated from the Bank’s ATM network, fees generated from the Bank’s credit card program, and safe deposit box rental income which were greater in 2004 as compared to 2003.

Noninterest Expenses

Total noninterest expenses increased $1,317,513 or 17.0% from $7,759,386 to $9,076,899 for the first nine months of 2003 and 2004, respectively. Total nonintereset expenses increased $278,014 or 10.1% from $2,744,188 for the third quarter of 2003 to $3,022,202 for the third quarter of 2004. The efficiency ratio of the Company, a measure of its performance based upon the relationship between noninterest expenses and operating income, was 60.92% and 61.90% for the first nine months of 2003 and 2004, respectively. Changes in the efficiency ratio can be attributed to the percentage change in tax-equivalent net interest income and noninterest income as compared to the percentage change in noninterest expenses. It is management’s objective to maintain an efficiency ratio at or below 65.00% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $783,770 or 17.1% from $4,589,616 for the first nine months of 2003 to $5,373,386 for the first nine months of 2004. Salaries and benefits increased $217,631 or 13.2% from $1,653,356 for the third quarter of 2003 to $1,870,987 for the third quarter of 2004. This increase can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses increased $236,816 or 50.8% from $465,919 to $702,735 for the first nine months of 2003 and 2004, respectively. Occupancy expenses increased $83,227 or 55.1% from $151,032 to $234,259 for the third quarter of 2003 and 2004, respectively. These increases can be attributed to the addition of the Millbrook Branch and the relocation of the Old Post Office Branch and Loan Department to the Old Town Center.

Equipment expenses increased $88,620 or 15.6% from $566,970 to $655,590 for the first nine months of 2003 and 2004, respectively. Equipment expenses increased $31,026 or 18.0% from $172,273 to $203,299 for the third quarter of 2003 and 2004, respectively. This increase can be attributed to investments in hardware and software related to the Bank’s core software conversion which occurred at the end of the first quarter during 2003.

Advertising and marketing expenses decreased $9,027 or 2.8% from $318,017 to $308,990 for the first nine months of 2003 and 2004, respectively. Advertising and marketing expenses decreased $47,572 or 29.1% from $163,489 to $115,917 for the third quarter of 2003 and 2004, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets, however, this amount varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $234,595 or 14.5% from $1,615,364 to $1,849,959 for the first nine months of 2003 and 2004, respectively. Other operating expenses increased $31,507 or 6.0% from $526,925 to $558,432 for the third quarter of 2003 and 2004, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. These services include postage, insurance, ATM network fees, credit card processing fees, and auditing fees. These expenses are directly affected by the number of branch locations and volume of accounts at the Bank.

FINANCIAL CONDITION

Securities

Total securities were $67.9 million at September 30, 2004 as compared to $47.9 million at December 31, 2003. This represents an increase of $20.0 million or 41.8%. The Company realized a gain of $155,517 during the first nine months of 2004 from the sales and calls of securities having an amortized cost of $2.1 million. The Company had securities purchases totaling $32.3 million during the first nine months of 2004, $20.3 million of which was during the third quarter. The Company had total maturities and principal repayments of $9.8 million during the first nine months of 2004. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of September 30, 2004. Note 3 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2004 and December 31, 2003.

The Company had $18.8 million and $14.2 million in securities classified as held to maturity at September 30, 2004 and December 31, 2003, respectively. The Company had $49.1 million and $33.7 million in securities classified as available for sale at September 30, 2004 and December 31, 2003, respectively. Most securities purchased during 2003 and 2004 were designated as available for sale due to their low yields. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity when needed to meet short-term obligations.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Total loans outstanding were $295.3 million and $276.5 million at September 30, 2004 and December 31, 2003, respectively. This represents an increase of $18.8 million or 6.8% for the first nine months of 2004. The Company’s loan growth can be attributed to competitive loan pricing, experienced loan officers, and continuous sales efforts. Based on the current loan pipeline, the Company expects loan growth to continue for the remainder of 2004. The ratio of loans to deposits decreased from 100.4% at December 31, 2003 to 91.7% at September 30, 2004. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses.

Loans secured by real estate were $238.1 million or 80.6% and $221.8 million or 80.2% of total loans at September 30, 2004 and December 31, 2003, respectively. This represents an increase of $16.3 million or 7.4% during the first nine months of 2004. These loans are well-secured and based on conservative appraisals in a stable market. The Company generally does not make real estate loans outside its primary market area. Consumer installment loans increased $0.5 million or 1.5% from $32.2 million at December 31, 2003 to $32.7 million at September 30, 2004. Consumer installment loans represent 11.6% and 11.1% of total loans at December 31, 2003 and September 30, 2004, respectively. This type of loan is primarily comprised of vehicle loans which have been difficult to increase due to manufacturer financing options and customers using alternative financing such as home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $20.8 million or 7.5% and $23.0 million or 7.8% of total loans at December 31, 2003 and September 30, 2004, respectively. This represents an increase of $2.2 million or 10.7% for the first nine months of 2004.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Charged-off loans were $131,564 and $203,801 for the nine months ended September 30, 2003 and 2004, respectively. Recoveries were $77,051 and $92,403 for the nine months ended September 30, 2003 and 2004, respectively. This resulted in net charge-offs of $54,513 and $111,398 for the nine months ended September 30, 2003 and 2004, respectively. The allowance for loan losses as a percentage of loans was 1.04% and 1.07% at December 31, 2003 and September 30, 2004, respectively. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonaccrual loans were $130,646 and $34,780 at September 30, 2004 and December 31, 2003, respectively. The Company did not have any restructured loans or other real estate owned at September 30, 2004 or December 31, 2003. The percentage of nonperforming assets to loans and other real estate owned was 0.04% and 0.01% at September 30, 2004 and December 31, 2003, respectively. Total loans past due 90 days or more and still accruing interest were $71,673 or 0.02% and $69,885 or 0.03% of total loans at September 30, 2004 and December 31, 2003, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection and, therefore, are not classified as nonaccrual. Any loan past due 90 days or more which is not in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Once a loan is placed on nonaccrual status, accrued interest is reversed from income, the accrual of interest is discontinued, and interest income is recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. The allowance for loan losses at September 30, 2004 includes $23,815 in specific allocations for the nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $409,795 and $593,706 at September 30, 2004 and December 31, 2003, respectively. This represents a decrease of $183,911 or 31.0% during the first nine months of 2004. At September 30, 2004, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $33,530 in specific allocations for these loans.

Deposits

Total deposits were $322.0 million and $275.5 million at September 30, 2004 and December 31, 2003, respectively. This represents an increase of $46.5 million or 16.9% during the first nine months of 2004.

Noninterest bearing demand deposits increased $8.4 million or 12.9% from $65.1 million at December 31, 2003 to $73.5 million at September 30, 2004. Savings and interest-bearing demand deposits, which includes NOW accounts, money market accounts and regular savings accounts, increased $27.5 million or 18.9% from $145.7 million at December 31, 2003 to $173.2 million at September 30, 2004. A portion of the increase in these account types can be attributed to new deposit accounts gained through the Bank’s branch network. The significant growth in savings and interest bearing demand deposits can be attributed to the introduction of a tiered savings account which offers an above-market yield on deposit balances of $50,000 or more. Time deposits increased $10.6 million or 16.4% from $64.7 million at December 31, 2003 to $75.3 million at September 30, 2004. This increase in time deposits can be attributed to obtaining certificates of deposits of $100,000 or more which are comprised primarily of public funds.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of demand deposits, interest-bearing demand deposits, money market accounts, savings accounts, and time deposits of less than $100,000. Core deposits totaled $292.4 million or 90.8% and $254.0 million or 92.2% of total deposits at September 30, 2004 and December 31, 2003, respectively. Certificates of deposit of $100,000 or more totaled $29.6 million or 9.2% and $21.5 million or 7.8% of total deposits at September 30, 2004 and December 31, 2003, respectively. The Company expects the pace of deposit growth to slow during the remainder of 2004.

CAPITAL RESOURCES

Total shareholders’ equity was $31.2 million or 7.84% and $28.4 million or 8.06% of total assets at September 30, 2004 and December 31, 2003, respectively. Shareholders’ equity per share increased $1.77 or 9.4% to $20.71 per share at September 30, 2004 from $18.94 per share at December 31, 2003. During the first three quarters of 2004, the Company paid $0.62 per share in dividends as compared to $0.55 per share for the same period of 2003. Total dividends paid during 2003 were $0.75 per share. The Company has a Dividend Investment Plan that reinvests the dividends of participating shareholders in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7.0 million in trust preferred securities, issued by the Company during 2002, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. Additionally, they must maintain a minimum Tier 1 leverage ratio of 4%. The Company’s Tier 1 risk-based capital ratio was 12.60% at September 30, 2004 as compared to 12.86% at December 31, 2003. The Company’s total risk-based capital ratio was 13.66% at September 30, 2004 as compared to 13.93% at December 31, 2003. The Company’s Tier 1 capital to average total assets ratio was 9.53% at September 30, 2004 as compared to 10.00% at December 31, 2003. Each of these ratios has decreased slightly as asset growth has exceeded shareholders’ equity growth, which is comprised of retained earnings and additional shares issued through the Dividend Investment Plan, during the first nine months of 2004. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2004, liquid assets totaled $135.7 million as compared to $103.7 million at December 31, 2003. These amounts represent 37.0% and 32.0% of total liabilities at September 30, 2004 and December 31, 2003, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. Management believes that the Company maintains overall liquidity sufficient to satisfy the depositors’ requirements and meet its customers’ credit needs.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the normal course of business, various legal claims arise from time to time which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company is not involved in any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of November, 2004.

Eagle Financial Services, Inc.

/S/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr.
Vice President, Chief Financial Officer, and Secretary-Treasurer