Form 10-K
period 2004-12-31
EAGLE FINANCIAL SERVICES INC
filed 2005-03-28
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, Par Value $2.50

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2004 was $55,140,592. The aggregate market value of the stock was computed using a market rate of $42.35 per share.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2005 was 1,515,397.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1. Business

General

Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.

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

Employees

The Bank, including Eagle Investment Services, had 39 officers, 102 other full-time and 26 part-time employees (or 156 full-time equivalent employees) as of December 31, 2004. None of the Bank’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

Credit Policies

The lending activities are performed and the credit policy issues are administered by the Company’s subsidiary Bank. The principal risk associated with the Bank’s loan portfolio is the creditworthiness of its borrowers. In an effort to manage this risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. Credit risk is increased or decreased, depending on the type of loan and prevailing economic conditions. In consideration of the different types of loans in the portfolio, the risk associated with real estate mortgage loans, commercial loans and consumer loans varies based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay debt.

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

Competition

There is competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit union, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2004 as reported to the FDIC, the Company has 17.7% of the total deposits in its trade area, which is the third largest share behind BB&T and Wachovia.

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

The following sections summarize the significant federal and state laws applicable to the Company and its subsidiaries. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

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

Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

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

Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. The majority of the Company’s revenues are from dividends paid to the Company by its subsidiaries. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2004, the Bank declared $1.25 million in dividends payable to the Company.

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

Capital Requirements. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•	the Tier 1 Capital ratio; and

•	the leverage ratio.

Under these regulations, a bank will be:

•	“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•	“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8% or greater, a Tier 1 Capital ratio of less than 4%—or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. The Bank presently maintains sufficient capital to remain well capitalized under these guidelines.

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

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

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

Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities who are prohibited from opening accounts at financial institutions.

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

Corporate Headquarters:

2 East Main Street Berryville, Virginia 22611 County of Clarke	The main office, owned by the Bank, is a two-story building of brick construction. It houses a full-service branch location, including lending services. In addition, it houses the Bank’s Trust, Operations, Information Technology, Finance, Human Resources, and Marketing Departments. This location has an ATM, but no drive-up banking.

Banking Locations:

108 West Main Street Boyce, Virginia 22620	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking, but no ATM.

400 McNeil Drive Berryville, Virginia 22611	This location, owned by the Bank, offers drive-up banking only. It also has a drive-up ATM.

1508 Senseny Road Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1460 North Frederick Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

3360 Valley Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1879 Berryville Pike Winchester, Virginia 22602	The Bank leases the land on which this branch was constructed. This location has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

382 Fairfax Pike Stephens City, Virginia 22655	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

625 East Jubal Early Drive Winchester, Virginia 22601	The Bank leases this location. It has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

190 Campus Boulevard, Suite 120 Winchester, Virginia 22601	This Bank leases this branch office, which is located within a regional medical center. This location has a full-service lobby, including lending services and a walk-up ATM. This location does not have drive-up banking.

202 North Loudoun Street Winchester, Virginia 22601	This location, owned by the Bank, is a three-story brick which was acquired during 2003. The first floor houses the branch services, including drive-up banking and a drive-up ATM. Also on this floor are employees of the Bank’s investment services division. The Bank’s loan department is located on the second floor, which includes loan officers, loan operations and collections. The basement of this location has been renovated to service as a training facility for the Bank. The third floor is currently leased to several businesses whose leases the Bank assumed at purchase.

Other Properties:

40 West Piccadilly Street Winchester, Virginia 22601	This banking location was moved during January 2004 to 202 North Loudoun Street as noted above. The Bank intends to hold this property for future growth. The space that was utilized by the Bank is currently leased to two businesses.

2555 Pleasant Valley Road Winchester, Virginia 22601	This property was purchased during 2002 to serve as a future branch site. The Bank has not determined when construction will begin on this location.

Route 50 West, Northwestern Pike	During January 2005 the Bank purchased a branch site on the southwest corner of a new commercial development in Frederick County. This branch should be completed during the fourth quarter of 2005.

18 North Church Street Berryville, Virginia	This building is currently leased as office space. The Bank has no plans to use this facility for banking purposes.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The following table summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2004 and 2003. The Company may not be aware of the per share price of all trades made.

	2004		2003		Dividends Per Share
	High	Low	High	Low	2004	2003
1st Quarter	$49.75	$45.85	$28.00	$28.00	$0.20	$0.18
2nd Quarter	47.80	42.30	30.00	28.00	0.21	0.18
3rd Quarter	45.50	40.80	43.26	31.00	0.21	0.19
4th Quarter	46.00	43.00	48.00	43.00	0.22	0.20

The Company has historically paid dividends on a quarterly basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors. Some of the factors affecting the payment of dividends on the Company’s common stock are operating results, financial condition, capital adequacy, regulatory requirements and shareholders returns. For additional information, see “Supervision and Regulation – Payment of Dividends” in Item 1. above.

As of March 1, 2005, the Company had approximately 1,260 shareholders of record.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2004 and otherwise does not have any stock buy-back programs.

Item 6. Selected Financial Data

The following table presents selected financial data for the five fiscal years ended December 31, 2004.

	Years Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data:
Interest and Dividend Income	$19,288,086	$17,148,923	$15,970,038	$14,514,207	$13,342,966
Interest Expense	4,394,565	3,972,831	4,618,148	6,012,603	5,899,537

Net Interest Income	$14,893,521	$13,176,092	$11,351,890	$8,501,604	$7,443,429
Provision for Loan Losses	525,000	650,000	700,000	712,500	350,000

Net Interest Income after Provision for Loan Losses	$14,368,521	$12,526,092	$10,651,890	$7,789,104	$7,093,429
Noninterest Income	4,766,300	3,919,837	3,468,152	2,983,504	2,175,228

Net Revenue	$19,134,821	$16,445,929	$14,120,042	$10,772,608	$9,268,657
Noninterest Expenses	12,523,244	10,648,782	9,081,685	7,375,872	6,576,135

Income before Income Taxes	$6,611,577	$5,797,147	$5,038,357	$3,396,736	$2,692,522
Applicable Income Taxes	2,001,966	1,760,451	1,494,456	952,044	677,696

Net Income	$4,609,611	$4,036,696	$3,543,901	$2,444,692	$2,014,826

Performance Ratios:
Return on Average Assets	1.22%	1.26%	1.33%	1.15%	1.08%
Return on Average Equity	15.42%	15.47%	15.47%	12.04%	11.05%
Shareholders’ Equity to Assets	7.73%	8.06%	8.34%	9.04%	9.82%
Dividend Payout Ratio	27.38%	27.61%	26.51%	32.62%	32.81%

Per Share Data:
Net Income, basic	$3.07	$2.71	$2.41	$1.68	$1.40
Net Income, diluted	3.06	2.71	2.41	1.68	1.40
Cash Dividends Declared	0.84	0.75	0.64	0.55	0.46
Book Value	21.14	18.94	16.50	14.69	13.33
Market Price	44.25	45.80	27.50	24.00	25.50
Average Shares Outstanding, Basic	1,503,682	1,487,985	1,469,995	1,452,416	1,439,129
Average Shares Outstanding, Diluted	1,503,965	1,488,057	1,469,995	1,452,416	1,439,129

Balance Sheet Data:
Assets	$413,810,695	$352,009,712	$292,567,571	$237,641,939	$196,133,288
Loans	311,098,863	276,530,290	225,978,331	179,668,892	142,049,516
Securities	74,237,618	47,890,683	40,334,782	36,972,829	37,918,656
Deposits	338,327,394	275,531,540	236,591,708	197,348,451	168,056,776
Shareholders’ Equity	31,969,143	28,366,137	24,401,791	21,472,707	19,265,486

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. Our deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2004, the Company had total assets of $413.8 million, net loans of $307.8, total deposits of $338.3 million and shareholders’ equity of $32.0 million. The Company’s net income was $4.6 million for the year ended December 31, 2004.

MANAGEMENT’S STRATEGY

The Company strives to be an outstanding financial institution in its market by building solid sustainable relationships with: (1) its customers, by providing highly personalized customer service, a network of conveniently placed branches and ATMs, a competitive variety of products/services and courteous, professional employees, (2) its employees, by providing generous benefits, a positive work environment, advancement opportunities and incentives to exceed expectations, (3) its communities, by participating in local concerns, providing monetary support, supporting employee volunteerism and providing employment opportunities, and (4) its shareholders, by providing sound profits and returns, sustainable growth, regular dividends and committing to our local, independent status.

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

As interest rates change, the Bank attempts to maintain its net interest margin. This is accomplished by changing the price, terms, and mix of its financial assets and liabilities. The Bank also earns fees on services provided through its trust department, investments sale, mortgage origination and deposit operations. The Bank also incurs noninterest expenses such as compensating employees, maintaining and acquiring fixed assets, and purchasing goods and services necessary to support its daily operations.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements provides additional information related to the allowance for loan losses.

RESULTS OF OPERATIONS

Net Income

Net income for 2004 was $4.6 million, an increase of $0.6 million or 14.2% over 2003’s net income of $4.0 million. Net income for 2003 increased $0.5 million or 13.9% over 2002’s net income of $3.5 million. Diluted earnings per share were $3.06, $2.71 and $2.41 for 2004, 2003 and 2002, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA for the Company was 1.22%, 1.26% and 1.33% for 2004, 2003, and 2002, respectively. A decrease in the net interest margin caused the 4 basis point decrease from 2003 to 2004. An increase in fixed assets and a decrease in the net interest margin caused the 7 basis point decrease from 2002 to 2003.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE for the Company was 15.42% for 2004 and 15.47% for both 2003 and 2002.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $14.9 million for 2004, $13.2 million for 2003 and $11.4 million for 2002, which represents increases of $1.7 million or 13.0% for 2003 and $1.8 million or 16.1% for 2003. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates.

Tax equivalent net interest income divided by total average earning assets equals the net interest margin. The net interest margin was 4.32% for 2004, 4.48% for 2003 and 4.73% for 2002. The decreases of 16 basis points from 2003 to 2004 and 25 basis points from 2002 to 2003 in the net interest margin were due to a greater decrease in the tax-equivalent yield on average earning assets than the average rate on interest bearing-liabilities.

The tax-equivalent yield on earning assets decreased 25 basis points from 2003 to 2004 and 80 basis points from 2002 to 2003. The tax-equivalent yield on securities decreased 16 basis points from 2003 to 2004 and 121 basis points from 2002 to 2003. These decreases are due to securities purchased during 2003 and 2004 having a lower yield than the securities already in the portfolio. The Company expects interest rates to rise gradually during 2005 and the yield on securities to increase slightly. The tax-equivalent yield on loans decreased 22 basis points from 2003 to 2004 and 70 basis points from 2002 to 2003. The decrease from 2002 to 2003 was due to refinancing activity into products with a lower yield and decreases in the indices used to price variable rate loans. The decrease in 2004 was due to aggressive fixed rate pricing offered on certain loan types.

The average rate on interest-bearing liabilities decreased 9 basis points from 2003 to 2004 and 63 basis points from 2002 to 2003. These changes were caused primarily by deposit pricing and product mix. The average rate on total interest-bearing deposits decreased 14 basis points from 2003 to 2004 and 75 basis points from 2002 to 2003. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. With regard to interest-bearing deposits, the Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $27.4 million from $134.8 million during 2003 to $162.2 million during 2004. The Company expects rates on interest-bearing deposits to increase during 2005 while the product mix will remain approximately the same. The changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The average rate on these borrowings increased 20 basis points from 2003 to 2004 and decreased 71 basis points from 2002 to 2003. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which was increased from 1.00% to 2.25% during 2004. The rate on retail repurchase agreements is indexed to the average 90-day T-bill rate and changes monthly. The Company also borrows from the Federal Home Loan Bank (FHLB) in the form of short and long term advances. The average rate on FHLB advances decreased 14 basis points from 2003 to 2004 and 5 basis points from 2002 to 2003. These decreases can be attributed to additional advances with lower rates than the outstanding advances.

Despite decreases in the net interest margin during 2003 and 2004, the Company’s net interest income increased during each period. The table titled “Volume and Rate Analysis” provides information about the effect of growth in financial assets and liabilities and changes in rates on net interest income. Tax-equivalent net interest income increased $1.8 million during 2004 which is comprised of an increase due to volume of $2.2 million and a decrease due to rates of $0.4 million. Tax-equivalent net interest income increased $1.8 million during 2003 which is comprised of an increase due to volume of $1.9 million and a decrease due to rates of $0.1 million. The increase in tax-equivalent net interest income during 2004 was affected by increases in the volume of securities, loans and Federal Home Loan Bank advances and decreases in the rates on loans and deposits. The increase in tax-equivalent net interest income during 2003 was affected by increases in the volume of loans and decreases in the rates on loans and deposits.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	2004			2003			2002
	Average Balance	Interest Income/ Expense	Average Rate	Average Balances	Interest Income/ Expense	Average Rate	Average Balances	Interest Income/ Expense	Average Rate
Assets:
Securities:
Taxable	$41,093	$1,736	4.22%	$34,975	$1,549	4.43%	$25,249	$1,483	5.87%
Tax-Exempt (1)	13,428	796	5.93%	9,724	598	6.15%	10,318	653	6.33%

Total Securities	$54,521	$2,532	4.64%	$44,699	$2,147	4.80%	$35,567	$2,136	6.01%
Loans:
Taxable	289,324	16,824	5.81%	249,218	15,049	6.04%	206,993	13,970	6.75%
Tax-Exempt (1)	2,272	162	7.13%	2,418	176	7.28%	1,212	94	7.76%

Total Loans	$291,596	$16,986	5.83%	$251,636	$15,225	6.05%	$208,205	$14,064	6.75%
Federal funds sold	6,144	93	1.51%	3,344	38	1.14%	1,603	23	1.43%
Interest-bearing deposits in other banks	197	2	1.02%	162	1	0.62%	155	1	0.65%

Total earning assets	$352,458	$19,613	5.56%	$299,841	$17,411	5.81%	$245,530	$16,224	6.61%

Allowance for loan losses	(3,052)			(2,623)			(2,132)
Total non-earning assets	29,678			23,994			23,794

Total assets	$379,084			$321,212			$267,192

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$72,553	$476	0.66%	$65,704	$567	0.86%	$40,463	$426	1.05%
Money market accounts	47,035	520	1.11%	41,508	483	1.16%	36,423	657	1.80%
Savings accounts	42,629	356	0.84%	27,547	155	0.56%	22,250	266	1.20%
Time deposits:
$100,000 and more	27,053	546	2.02%	23,079	485	2.10%	25,866	789	3.05%
Less than $100,000	44,211	958	2.17%	44,438	1,069	2.41%	46,710	1,484	3.18%

Total interest-bearing deposits	$233,481	$2,856	1.22%	$202,276	$2,759	1.36%	$171,712	$3,622	2.11%
Federal funds purchased and securities sold under agreements to repurchase	7,423	101	1.36%	6,225	72	1.16%	7,205	135	1.87%
Federal Home Loan Bank advances	29,257	1,087	3.72%	20,984	811	3.86%	17,071	667	3.91%
Trust preferred capital notes	7,000	351	5.01%	7,000	330	4.71%	3,769	194	5.15%

Total interest-bearing liabilities	$277,161	$4,395	1.59%	$236,485	$3,972	1.68%	$199,757	$4,618	2.31%

Noninterest-bearing liabilities:
Demand deposits	70,487			56,373			43,162
Other Liabilities	1,546			2,234			1,365

Total liabilities	$349,194			$295,092			$244,284
Shareholders’ equity	29,890			26,120			22,908

Total liabilities and shareholders’ equity	$379,084			$321,212			$267,192

Net interest income		$15,218			$13,439			$11,606

Net interest spread			3.97%			4.13%			4.30%
Interest expense as a percent of average earning assets			1.25%			1.32%			1.88%
Net interest margin			4.32%			4.48%			4.73%

(1)	Income and yields are reported on tax-equivalent basis using a federal tax rate of 34%.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2004 vs 2003 Increase (Decrease) Due to Changes in:			2003 vs 2002 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$257	$(70)	$187	$182	$(116)	$66
Tax-exempt	219	(21)	198	(37)	(18)	(55)
Loans:
Taxable	2,325	(550)	1,775	2,228	(1,149)	1,079
Tax-exempt	(10)	(4)	(14)	87	(5)	82
Federal funds sold	40	15	55	18	(3)	15
Interest-bearing deposits in other banks	—	1	1	—	—	—

Total earning assets	$2,831	$(629)	$2,202	$2,478	$(1,291)	$1,187

Interest-Bearing Liabilities:
NOW accounts	$74	$(165)	$(91)	$199	$(58)	$141
Money market accounts	55	(18)	37	112	(286)	(174)
Savings accounts	105	96	201	89	(200)	(111)
Time deposits:
$100,000 and over	78	(17)	61	(78)	(226)	(304)
Under $100,000	(5)	(106)	(111)	(69)	(346)	(415)

Total interest-bearing deposits	$307	$(210)	$97	$253	$(1,116)	$(863)

Federal funds purchased and securities sold under agreements to repurchase	$15	$14	$29	$(17)	$(46)	$(63)
Federal Home Loan Bank Advances	304	(28)	276	153	(9)	144
Trust preferred capital notes	—	21	21	151	(15)	136

Total interest-bearing liabilities	$626	$(203)	$423	$540	$(1,186)	$(646)

Change in net interest income	$2,205	$(426)	$1,779	$1,938	$(105)	$1,833

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $525,000 for 2004, $650,000 for 2003 and $700,000 for 2002. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio. The $125,000 decrease in the provision for loan losses during 2004 as compared to 2003 can be primarily contributed to the growth rate of loans.

Noninterest Income

Total noninterest income was $4,766,300, $3,919,837 and $3,468,152 during 2004, 2003 and 2002, respectively. This represents an increase of $846,463 or 21.6% for 2004 and $451,685 or 13.0% for 2003. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Trust department income was $481,723, $498,693 and $487,096 during 2004, 2003 and 2002, respectively. The amount of Trust Department income is determined by the number of active accounts and total assets under management. Income can fluctuate due to the number of estates settled within any period. The trust department settled more estates during 2003 and 2002 than during 2004.

Service charges on deposit accounts were $1,710,302, $1,297,197 and $1,061,198 during 2004, 2003 and 2002, respectively. This represents an increase of $413,105 or 31.8% for 2004 and $235,999 or 22.2% for 2003. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. In addition, the increase in 2003 can also be attributed to adjustments in the fee schedule for these account types and the increase in 2004 can also be attributed to introducing an overdraft privilege product. Management expects continued growth in the number of deposit accounts, therefore, expects the amount of service charges on deposit account to increase proportionately during future periods.

Other service charges and fees were $1,950,268, $1,911,321 and $1,735,475 during 2004, 2003 and 2002, respectively. This represents an increase of $38,947 or 2.0% for 2004 and $175,846 or 10.1% for 2003. The increase during 2004 can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees received from the Bank’s credit card program, and fees generated from the Bank’s ATM/debit card programs combined with a decrease in fees generated from the origination of mortgage loans for the secondary market. The increase during 2003 can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees generated from the origination of mortgage loans for the secondary market, and fees generated from the Bank’s ATM/debit card programs. The amount of commissions received from the sale of non-deposit investment products increased $7,337 or 1.6% from $457,805 during 2003 to $465,142 during 2004. This increase was realized through both the development of new customers and providing additional products to existing customers. This amount is expected to increase during 2005 due to the hiring of an additional licensed investment representative combined with ongoing business development and referral programs. The amount of fees received from the Bank’s credit card program increased $24,056 or 10.3% from $233,992 during 2003 to $258,048 during 2004. These fees should increase slightly during 2005 due to an increase in the number of credit card accounts and promotion of the Bank’s merchant services. The amount of fees generated from the Bank’s ATM/debit card programs increased $83,082 or 18.4% from $450,670 during 2003 to $533,752 during 2004. This increase was realized through higher transaction volumes on the cards outstanding and additional surcharge income from non-customers using the Bank’s ATM’s. This amount is expected to remain constant during 2005 due to the expiration of a lease contract at a location which provided a substantial amount of surcharge income. As anticipated, the amount of fees generated from the origination of mortgage loans for the secondary market decreased $130,789 or 27.7% from $602,215 during 2003 to $471,426 during 2004. This decrease was due to slower refinancing activity in the market, but, the Company expects this amount to remain constant during 2005.

The Company earned $155,517 on sales and calls of securities during 2004. These sales and calls were comprised of mortgage-backed securities and corporate securities. There were no sales of securities during 2003.

Other operating income was $468,490, $212,626 and $148,347 for 2004, 2003 and 2002, respectively. This represents increases of $255,864 or 120.3% for 2004 and $64,279 or 43.3% for 2003. Other operating income includes $133,633 in life insurance proceeds paid to the Bank on the death of a retired officer covered by its Executive Supplemental Income Plan. Note 11 to the Consolidated Financial Statements discusses the Executive Supplemental Income Plan and the related life insurance policies which have been acquired on the covered officers to discharge the Bank’s obligations under the plan.

Noninterest Expenses

Total noninterest expenses were $12,523,244, $10,648,782 and $9,081,685 during 2004, 2003 and 2002, respectively. This represents an increase of $1,874,462 or 17.6% for 2004 and $1,567,097 or 17.3% for 2003. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and employee benefits were $7,517,543, $6,324,607 and $5,295,123 during 2004, 2003 and 2002, respectively. This represents an increase of $1,192,936 or 18.9% for 2004 and $1,029,484 or 19.4% for 2003. The increases in 2004 and 2003 for salaries and employee benefits can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses were $934,598, $629,512 and $507,353 during 2004, 2003 and 2002, respectively. This represents an increase of $305,086 or 48.5% for 2004 and $122,159 or 24.1% for 2003. The increase during 2004 can be attributed to the acquisition and renovation of the Old Town Center in Winchester. The increase during 2003 can be attributed to the expenses associated with adding locations to the Bank’s branch network.

Equipment expenses were $623,796, $552,344 and $535,159 during 2004, 2003 and 2002, respectively. This represents an increase of $71,452 or 12.9% for 2004 and $17,185 or 3.2% for 2003. The increase during 2004 can be attributed to the purchase of equipment for the Old Town Center in Winchester. The increase during 2003 can be attributed to investments in hardware related to the Bank’s core software conversion.

Advertising and marketing expenses were $389,842, $318,017 and $280,531 during 2004, 2003 and 2002, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Income Taxes

Income tax expense was $2,001,966, $1,760,451 and $1,494,456 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 30.28%, 30.37% and 29.66% for 2004, 2003 and 2002, respectively. Note 8 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense. In addition, Note 8 to the Consolidated Financial Statements provides information regarding the principal items giving rise to deferred taxes for 2004 and 2003.

FINANCIAL CONDITION

Securities

The total amount of securities as of December 31, 2004 was $74.2 million as compared to $47.9 million as of December 31, 2003, which represents an increase of $26.3 million or 55.0% during 2004. The Company’s deposit growth during 2004 provided more funds than could be invested through the loan portfolio. These excess funds were invested in securities. This increase also provides additional collateral to pledge for public and other deposits as required by law and additional liquidity as discussed within the Liquidity section below. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2004. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2004 and 2003.

The Company had $19.6 million and $14.2 million in securities classified as held to maturity at December 31, 2004 and 2003, respectively, which represents an increase of $5.4 million or 38.3% during 2004. The held to maturity securities purchased during the year were primarily obligations of states and political subdivisions. The Company attempts to maintain a stable percentage of these securities in the portfolio due to their tax-exempt status.

The Company had $54.7 million and $33.7 million in securities classified as available for sale at December 31, 2004 and 2003, respectively, which represents an increase of $21.0 million or 62.0% during 2004. The available for sale securities purchased during the year were primarily obligations of U.S. government corporations and agencies and mortgage-backed securities. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations.

The Company realized a gain of $155,517 during 2004 from the sales and calls of securities having an amortized cost of $2.3 million. The sales and calls during 2004 were comprised of corporate securities and mortgage-backed securities. The Company had securities purchases totaling $42.6 million and total maturities and principal payments of $13.5 million during 2004.

The Company had an unrealized gain on available for sale securities of $510,307 at December 31, 2004 as compared to an unrealized gain of $1,032,341 at December 31, 2003. This resulted in a total unrealized loss of $522,034 during 2004. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio. During 2004 the Company attempted to balance its investments in order to prepare the portfolio for rising interest rates. The table indicates that $44.0 million or 59.2% of the portfolio will mature within five years. The held to maturity tax-exempt obligations of states and political subdivision which were purchased during 2004 and have final maturities ranging from eight to ten years are included in $10.5 million within the due after 5 through 10 years column. Finally, although the mortgage-backed securities have maturities which are longer than five years, they provide monthly principal curtailments which can be reinvested at a prevailing rate or different term.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2004
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$—	—	$1,003	2.11%	$—	—	$—	—	$1,003	2.11%
Mortgage-backed securities	—	—	282	5.81%	662	3.73%	312	5.89%	1,256	4.73%
Obligations of states and political subdivisions, taxable	250	5.52%	327	6.55%	—	—	—	—	577	6.10%

Total taxable	$250		$1,612		$662		$312		$2,836
Obligations of states and political subdivisions, tax-exempt (1)	1,741	5.48%	3,593	6.42%	10,498	5.51%	918	5.86%	16,750	5.72%

Total	$1,991		$5,205		$11,160		$1,230		$19,586

Securities available for sale:
Obligations of U.S. government corporations and agencies	$—	—	$26,560	3.70%	$—	—	$—	—	$26,560	3.70%
Mortgage-backed securities	—	—	2,468	3.56%	10,409	4.07%	3,600	4.10%	16,477	4.00%
Corporate securities	3,253	6.56%	3,349	6.61%	221	6.50%	582	10.07%	7,405	6.83%
Other taxable securities	—	—	—	—	—	—	2,184	3.54%	2,184	3.54%

Total taxable	$3,253		$32,377		$10,630		$6,366		$52,626

Obligations of states and political subdivisions, tax-exempt (1)	—	—	1,152	6.77%	874	6.22%	—	—	2,026	6.53%

Total	$3,253		$33,529		$11,504		$6,366		$54,652

Total securities	$5,244		$38,734		$22,664		$7,596		$74,238

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Loans, net of unearned income, were $311.1 million and $276.5 million at December 31 2004 and 2003, respectively. This represents an increase of $34.6 million or 12.5% for 2004. The Company’s significant loan growth during 2004 and 2003 was accomplished through competitive loan pricing, experienced loan officers, and continuous sales efforts. The ratio of loans to deposits decreased during the year from 100.36% to 91.95% at December 31, 2003 and 2004, respectively. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loans secured by real estate were $252.2 million or 81.1% and $221.8 million or 80.2% of total loans at December 31, 2004 and 2003, respectively. This represents an increase of $30.4 million or 13.7% for 2004. These loans are well-secured and based on conservative appraisals in a stable market. Generally, the Company does not make real estate loans outside its primary market area. Consumer installment loans were $33.5 million or 10.8% and $32.2 million or 11.6% of total loans at December 31, 2004 and 2003, respectively. This represents an increase of $1.3 million or 4.0% for 2004. This type of loan is primarily comprised of vehicle loans which have been difficult to increase due to manufacturer financing options and customers using alternative financing such as home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $23.9 or 7.7% and $20.8 million or 7.5% of total loans at December 31, 2004 and 2003. This represents an increase of $3.1 million or 14.9% for 2004.

Loan Portfolio

(dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000
Loans secured by real estate:
Construction and land development	$31,821	$24,536	$12,081	$10,383	$4,396
Secured by farmland	3,234	2,721	2,892	4,778	5,109
Secured by 1-4 family residential properties	144,377	137,166	111,273	93,042	75,809
Secured by nonfarm, nonresidential properties	72,767	57,341	48,459	30,295	25,217
Loans to farmers	1,323	1,065	1,071	1,002	656
Commercial and industrial loans	23,862	20,763	18,671	13,912	10,749
Consumer installment loans	33,472	32,177	31,377	25,907	18,741
All other loans	243	761	154	350	1,372

Total loans	$311,099	$276,530	$225,978	$179,669	$142,049

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $242.7 million or 78.0% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit. The floating rate loans impact interest income because their rate can change when an index rate such as the prime rate changes rather than at maturity like the fixed rate loans.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2004
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate	$56,001	$131,027	$65,171	$252,199
Loans to farmers	1,000	323	—	1,323
Commercial and industrial loans	9,983	13,183	696	23,862
Consumer installment loans	4,391	26,593	2,488	33,472
All other loans	106	137	—	243

	$71,481	$171,263	$68,355	$311,099

For maturities over one year:
Floating rate loans		$10,680	$31,286	$41,966
Fixed rate loans		160,583	37,069	197,652

		$171,263	$68,355	$239,618

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The following table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered. As indicated in the table, consumer loans, which include automobile loans and credit cards, are the primary component of loans charged-off. Also, the ongoing collection efforts following charge-off result in consumer loans being the primary component of recoveries.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Balance, beginning of period	$2,867	$2,376	$1,797	$1,340	$1,123

Loans Charged-Off:
Commercial, financial and agricultural	$—	$44	$34	$7	$35
Real estate-construction and land development	—	—	—	—	—
Real estate-mortgage	—	—	—	139	3
Consumer	242	213	154	205	133

Total loans charged off	$242	$257	$188	$351	$171

Recoveries:
Commercial, financial and agricultural	$—	$24	$—	$—	$—
Real estate-construction and land development	—	—	—	—	—
Real estate-mortgage	14	14	19	5	3
Consumer	101	60	48	90	35

Total recoveries	$115	$98	$67	$95	$38

Net charge offs	127	159	121	256	133
Provision for loan losses	525	650	700	713	350

Balance, end of period	$3,265	$2,867	$2,376	$1,797	$1,340

Ratio of allowance for loan losses to loans oustanding at period end	1.05%	1.04%	1.05%	1.00%	0.94%

Ratio of net charge offs to average loans outstanding during the period	0.04%	0.06%	0.06%	0.16%	0.10%

Charged-off loans were $242,372, $257,688 and $188,132 for 2004, 2003 and 2002, respectively. Recoveries were $115,791, $98,216 and $67,332 for 2004, 2003 and 2002, respectively. Net charge-offs were $126,581, $159,472 and $120,800 for 2004, 2003 and 2002, respectively. This represents a decrease in net charge-offs of $32,891 or 20.6% for 2004 and an increase of $38,672 or 32.0% for 2003. The allowance for loan losses as a percentage of loans was 1.05%, 1.04% and 1.05% at the end of 2004, 2003 and 2002, respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 25.80 times for 2004, 17.98 times for 2003 and 19.67 times for 2002. The ratio of net charge-offs to average loans was 0.04% for 2004 and 0.06% for 2003 and 2002.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, for the five year period ended December 31, 2004. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain monitored borrowers. Based on these criteria, the largest portion of the allowance for loan losses is allocated to consumer loans.

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commerical, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2004	$979	8.2%	$490	10.2%	$327	70.8%	$1,469	10.8%
December 31, 2003	$860	8.2%	$430	8.9%	$287	71.3%	$1,290	11.6%
December 31, 2002	$713	8.8%	$356	5.3%	$238	72.0%	$1,069	13.9%
December 31, 2001	$594	8.5%	$180	5.8%	$124	71.3%	$899	14.4%
December 31, 2000	$446	9.0%	$—	3.1%	$224	74.7%	$670	13.2%

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonperforming assets were $34,780 at December 31, 2003. There were no nonperforming assets at December 31, 2004 or 2002. The percentage of nonperforming assets to loans and other real estate owned was 0.01% for 2003. Total loans past due 90 days or more and still accruing interest were $63,623 or 0.020%, $69,885 or 0.025% and $26,674 or 0.012% of total loans at December 31, 2004, 2003 and 2002, respectively. The table titled “Nonperforming Assets” shows the amount of nonperforming assets and loans past due 90 days and accruing interest outstanding during the last five years. The table also shows the ratios for the allowance for loan losses as a percentage of nonperforming assets and nonperforming assets as a percentage of loans outstanding and other real estate owned.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Upon being placed on nonaccrual status, accrued interest would be reversed from income and future accruals would be discontinued with interest income being recognized on a cash basis. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $493,034 and $593,706 at December 31, 2004 and 2003, respectively. This represents a decrease of $100,672 or 17.0% during 2004. As of December 31, 2004 these loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $37,605 in specific allocations for these loans.

Nonperforming Assets

(dollars in thousands)

	December 31
	2004	2003	2002	2001	2000
Nonaccrual loans	$—	$35	$—	$2,029	$—
Restructured loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$—	$35	$—	$2,029	$—

Loans past due 90 days and accruing interest	$64	$70	$27	$8	$47

Allowance for loan losses to nonperforming assets	—	8243%	—	88%	—
Non-performing assets to period end loans and other real estate owned	—	0.01%	—	1.13%	—

Deposits

Total deposits were $338.3 million and $275.5 million at December 31, 2004 and 2003, respectively, which represents an increase of $62.8 million or 22.8% during 2004. The following table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2004, 2003 and 2002.

Average Deposits and Rates Paid

(dollars in thousands)

	Years Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$70,487		$56,373		$43,162

Interest-bearing:
NOW accounts	72,553	0.66%	65,704	0.86%	40,463	1.05%
Money market accounts	47,035	1.11%	41,508	1.16%	36,423	1.80%
Regular savings accounts	42,629	0.84%	27,547	0.56%	22,250	1.20%
Time deposits:
$100,000 and more	27,053	2.02%	23,079	2.10%	25,866	3.05%
Less than $100,000	44,211	2.17%	44,438	2.41%	46,710	3.18%

Total interest-bearing	$233,481	1.22%	$202,276	1.36%	$171,712	2.11%

Total deposits	$303,968		$258,649		$214,874

Noninterest-bearing deposits, which is comprised of checking accounts, increased $17.5 million or 26.8% from $65.1 million at December 31, 2003 to $82.6 million at December 31, 2004. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $45.3 million or 21.5% from $210.4 million at December 31, 2003 to $255.7 million at December 31, 2004. Total NOW account balances decreased $0.5 million or 0.8% from $71.1 million at December 31, 2003 to $70.6 million at December 31, 2004. This slight decrease can be attributed to the migration of balances from a high-yield NOW account product into a high-yield regular savings account product. Total money market account balances increased $6.5 million or 14.8% from $44.3 million at December 31, 2003 to $50.8 million at December 31, 2004. Total regular savings account balances increased $30.5 million or 100.4% from $30.3 million at December 31, 2003 to $60.8 million at December 31, 2004. A substantial portion of the growth in regular savings accounts can be attributed to the introduction during the third quarter of 2004 of a tiered savings account which offers an above-market yield on balances of $50,000 or more. Total time deposits, which are comprised of certificates of deposit of $100,000 and more and certificates of deposit of less than $100,000, increased $8.9 million or 13.7% from $64.7 million at December 31, 2003 to $73.6 million at December 31, 2004. Certificates of deposit of $100,000 and more increased $6.6 million or 30.4% from $21.5 million at December 31, 2003 to $28.1 million at December 31, 2004. This increase can be attributed to aggressively bidding on large denomination certificates of deposit, which are comprised primarily of public funds, within the Company’s primary market area. Certificates of deposit of less than $100,000 increased $2.4 million or 5.4% from $43.1 million at December 31, 2003 to $45.5 million at December 31, 2004. A substantial portion of this increase can be attributed to promotions which were offered during the first half of 2004.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $310.2 million or 91.7% and $254.0 million or 92.2% of total deposits at December 31, 2004 and 2003, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2004. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $7.9 million which matures over one year. The total amount maturing within one year is $20.2 million or 72.0% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2004	$12,700	$5,478	$2,050	$7,868	$28,096	8.30%

Although allowed by internal policy, the Company has not utilized brokered certificates of deposits as a source of funding. Also, the Company does not solicit deposits from outside of its primary market area.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2004 was $32.0 million, reflecting a percentage of total assets of 7.73%, as compared to $28.4 million and 8.06% at December 31 2003. Shareholders’ equity per share increased $2.20 or 11.6% to $21.14 per share at December 31, 2004 from $18.94 per share at December 31, 2003. During 2004 the Company paid $0.84 per share in dividends as compared to $0.75 per share for 2003 and $0.64 per share for 2002. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier I capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier I capital. The $7.0 million in trust preferred securities, issued by the Company during 2002, qualifies as Tier I capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier I risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier I leverage ratio of 4%. The Company’s policy requires a Tier I risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier I leverage ratio of 5%. The following table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk weighted assets, and the risk based capital ratios for the Company at December 31, 2004 and 2003.

Analysis of Capital

(dollars in thousands)

	December 31,
	2004	2003
Tier 1 Capital:
Common stock	$3,781	$3,744
Capital surplus	4,569	4,006
Retained earnings	23,282	19,935
Trust preferred capital notes	7,000	7,000
Goodwill	(270)	(315)

Total Tier 1 capital	$38,362	$34,370
Tier 2 Capital:
Allowance for loan losses	$3,265	$2,867

Total Tier 2 capital	$3,265	$2,867

Total risk-based capital	$41,627	$37,237

Risk weighted assets	$309,969	$267,337

Risk Based Capital Ratios:
Tier 1 to risk-based capital ratio	12.38%	12.86%
Total risk-based capital ratio	13.43%	13.93%
Tier 1 capital to average total assets	9.47%	10.00%

See Note 14 to the Consolidated Financial Statements as of December 31, 2004 for additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2004, liquid assets totaled $138.2 million as compared to $103.7 million at December 31, 2003. These amounts represent 36.2% for 2004 and 32.0% for 2003, of total liabilities. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Note 17 to the Consolidated Financial Statements provides information about the off-balance sheet arrangements which arise through the lending activities of the Company. These arrangements increase the degree of both credit and interest rate risk beyond that which is recognized through the financial assets and liabilities on the consolidated balance sheets.

The following table presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2004.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	Payments Due by Period
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$—	$10,000	$15,000	$5,000	$30,000
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	4,833	—	—	—	4,833
Operating leases	95	85	90	1,448	1,718

	$4,928	$10,085	$15,090	$13,665	$43,768

The $30 million in outstanding FHLB advances is comprised of four advances. Note 7 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 18 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 5 to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this annual report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the holding company of Bank of Clarke County, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. As of December 31, 2004, the Company did not have any hedging transactions in place such as interest rate swaps, floors or caps.

The Bank’s interest rate management strategy is designed to maximize net interest income and preserve the capital of the Company. The following paragraphs discuss the results from various simulations that the Bank’s financial instruments are periodically subjected to. These models are based on actual data from the Bank’s financial statements and assumptions about the performance of certain financial instruments. Prepayment assumptions are applied to all mortgage related assets, which includes real estate loans and mortgage-backed securities. Prepayment assumptions are based on a median rate at which principal payments are received on these assets over their contractual term. The rate of principal payback is assumed to increase when rates fall and decrease when rates rise. Term assumptions are applied to nonmaturity deposits, which includes demand deposits, NOW accounts, savings accounts, and money market accounts. Demand deposits and NOW accounts are generally assumed to have a term greater than one year since the total amount outstanding does not fluctuate with changes in interest rates. Savings accounts and money market accounts are assumed to be more interest rate sensitive, therefore, a majority of the amount outstanding is assumed to have a term of less than one year. The following table summarizes the results of the simulations that the financial assets and liabilities were subjected to at December 31, 2004 and 2003.

	December 31
	2004	2003
Static 1-Year Cumulative Gap	-7.71%	-13.65%
1-Year Net Income Simulation Projection:
-200 bp Shock vs Stable Rate	-5.86%	-6.27%
+200 bp Shock vs Stable Rate	2.61%	0.33%
Static Net Present Value Change:
-200 bp Shock vs Stable Rate	-8.65%	-9.07%
+200 bp Shock vs Stable Rate	-8.16%	-8.21%

The Bank uses interest rate sensitivity analysis which uses the term to maturity or repricing for rate sensitive assets and liabilities to measure how well they match. Differences in the terms of rate sensitive assets and liabilities create gaps, which are analyzed for each term segment and analyzed cumulatively. Management focuses on the static 1-year cumulative gap to measure its short-term sensitivity position. The Company had negative static 1-year cumulative gaps of 7.71% and 13.65% of total rate sensitive assets at December 31, 2004 and 2003, respectively. The negative gap indicates a liability sensitive position, which is expected by management since deposits have relatively short terms with most having a variable rate and loans have longer terms with most having a fixed rate. The change in the negative static 1-year cumulative gap from 2003 to 2004 reflects an increase in variable rate loans and a decrease in the amount of short-term borrowings. These changes alone would have caused a small positive static 1-year cumulative gap, however, the increase in savings accounts created the negative static 1-year gap. Because this analysis is only a general indication of the Bank’s interest rate sensitivity and is based on the balance sheet’s composition at a single point of time, no policy limits are established with regard to the static 1-year cumulative gap.

The Bank also measures the potential change in net interest income during a one-year forecast period using a 200 basis point increase and decrease in interest rates, assuming a parallel shift in the U.S. Treasury yield curve. If rates decreased by 200 basis points, net interest income over the following one-year period would have decreased by 5.86% at December 31, 2004 and 6.27% at December 31, 2003, as compared to net interest income in a stable rate environment. Conversely, if rates increased by 200 basis points, net interest income over the following one-year period would have increased by 2.61% at December 31, 2004 and 0.33% at December 31, 2003, as compared to net interest income in a stable rate environment. The results for 2004 and 2003 indicate that the Bank is asset sensitive, where net interest income increases if rates rise and decreases if rates fall. The net interest income simulation results for 2004 as compared to 2003 indicate that the balance sheet’s structure has been modified to prepare for rising interest rates, as indicated by the increase in the percentage change of net interest income assuming a 200 basis point increase in interest rates.

Finally, the Bank measures the change in the present value of its balance sheet using a 200 basis point increase and decrease in interest rates, assuming a parallel shift in the U.S. Treasury yield curve. This simulation applies these rate changes to the net present value of the balance sheet, which is derived by subtracting the net present value of liabilities from the net present value of assets. If rates decreased by 200 basis points, the net present value of the balance sheet would have decreased by 8.65% at December 31, 2004 and 9.07% at December 31, 2003. Conversely, if rates increased by 200 basis points, the net present value of the balance sheet would have decreased by 8.16% at December 31, 2004 and 8.21% at December 31, 2003. This simulation confirms the Bank’s asset sensitive position for 2004 and 2003 since the net present value of the balance sheet changes by a greater percentage in a falling rate environment.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Eagle Financial Services, Inc. and Subsidiaries

Berryville, Virginia

We have audited the consolidated balance sheets of Eagle Financial Services, Inc. and Subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia

January 26, 2005

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks	$10,430,438	$11,338,480
Federal funds sold	1,612,000	—
Securities available for sale, at fair value	54,651,303	33,732,750
Securities held to maturity (fair value: 2004, $19,834,332; 2003, $14,503,515)	19,586,315	14,157,933
Loans, net of allowance for loan losses of $3,265,410 in 2004 and $2,866,991 in 2003	307,833,453	273,663,299
Bank premises and equipment, net	13,771,970	13,438,334
Other assets	5,925,216	5,895,916

Total assets	$413,810,695	$352,226,712

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$82,619,733	$65,147,427
Savings and interest bearing demand deposits	182,143,290	145,707,873
Time deposits	73,564,371	64,676,240

Total deposits	$338,327,394	$275,531,540
Federal funds purchased and securities sold under agreements to repurchase	4,832,978	16,939,199
Federal Home Loan Bank advances	30,000,000	23,044,000
Trust preferred capital notes	7,217,000	7,217,000
Other liabilities	1,464,180	1,128,836
Commitments and contingent liabilities	—	—

Total liabilities	$381,841,552	$323,860,575

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 5,000,000 shares; issued 2004, 1,512,487 shares; issued 2003, 1,497,714 shares	3,781,218	3,744,285
Surplus	4,568,749	4,005,715
Retained earnings	23,282,373	19,934,792
Accumulated other comprehensive income	336,803	681,345

Total shareholders’ equity	$31,969,143	$28,366,137

Total liabilities and shareholders’ equity	$413,810,695	$352,226,712

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest and Dividend Income
Interest and fees on loans	$16,931,238	$15,164,659	$14,031,831
Interest on federal funds sold	93,242	38,105	23,246
Interest on securities held to maturity:
Taxable interest income	159,858	345,049	525,314
Interest income exempt from federal income taxes	453,593	331,248	365,272
Interest and dividends on securities available for sale:
Taxable interest income	1,460,098	1,077,435	810,803
Interest income exempt from federal income taxes	71,544	64,191	65,882
Dividends	116,466	126,801	146,438
Interest on deposits in banks	2,047	1,435	1,252

Total interest and dividend income	$19,288,086	$17,148,923	$15,970,038

Interest Expense
Interest on deposits	$2,856,218	$2,759,176	$3,621,459
Interest on federal funds purchased and securities sold under agreements to repurchase	100,615	72,028	135,352
Interest on Federal Home Loan Bank advances	1,087,159	811,247	667,411
Interest on trust preferred capital notes	350,573	330,380	193,926

Total interest expense	$4,394,565	$3,972,831	$4,618,148

Net interest income	$14,893,521	$13,176,092	$11,351,890
Provision For Loan Losses	525,000	650,000	700,000

Net interest income after provision for loan losses	$14,368,521	$12,526,092	$10,651,890

Noninterest Income
Trust Department income	$481,723	$498,693	$487,096
Service charges on deposit accounts	1,710,302	1,297,197	1,061,198
Other service charges and fees	1,950,268	1,911,321	1,735,475
Securities gains	155,517	—	36,036
Other operating income	468,490	212,626	148,347

Total noninterest income	$4,766,300	$3,919,837	$3,468,152

Noninterest Expenses
Salaries and wages	$5,969,826	$5,085,162	$4,274,535
Pension and other employee benefits	1,547,717	1,239,445	1,020,588
Occupancy expenses	934,598	629,512	507,353
Equipment expenses	623,796	552,344	535,159
Advertising and marketing expenses	389,842	318,017	280,531
Stationery and supplies	267,163	292,595	227,356
ATM network fees	254,009	234,683	185,635
Other operating expenses	2,536,293	2,297,024	2,050,528

Total noninterest expenses	$12,523,244	$10,648,782	$9,081,685

Income before income taxes	$6,611,577	$5,797,147	$5,038,357
Income Tax Expense	2,001,966	1,760,451	1,494,456

Net Income	$4,609,611	$4,036,696	$3,543,901

Earnings Per Share
Net income per common share, basic	$3.07	$2.71	$2.41

Net income per common share, diluted	$3.06	$2.71	$2.41

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2004, 2003, and 2002

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2001	$3,653,487	$3,178,848	$14,407,901	$232,471		$21,472,707
Comprehensive income:
Net income - 2002			3,543,901		$3,543,901	3,543,901
Other comprehensive loss:
Unrealized holding gains arising during the period, net of deferred income taxes of $176,321					342,273
Reclassification adjustment, net of income taxes of $12,252					(23,784)
Minimum pension liability adjustment, net of income taxes of $208,090					(403,940)

Other comprehensive loss, net of income taxes of $44,021				(85,451)	(85,451)	(85,451)

Total comprehensive income					$3,458,450

Issuance of common stock, employee benefit plan (2,672 shares)	6,680	54,108				60,788
Issuance of common stock, dividend investment plan (14,715 shares)	36,787	312,694				349,481
Dividends declared ($0.64 per share)			(939,365)			(939,365)
Fractional shares purchased	(28)	(242)				(270)

Balance, December 31, 2002	$3,696,926	$3,545,408	$17,012,437	$147,020		$24,401,791
Comprehensive income:
Net income - 2003			4,036,696		$4,036,696	4,036,696
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $67,169					130,385
Minimum pension liability adjustment, net of income taxes of $208,090					403,940

Other comprehensive income, net of income taxes of $275,259				534,325	534,325	534,325

Total comprehensive income					$4,571,021

Issuance of common stock, employee benefit plan (2,722 shares)	6,805	68,594				75,399
Issuance of restricted stock, stock incentive plan (2,880 shares)	7,200	117,389				124,589
Unearned compensation on restricted stock		(124,589)				(124,589)
Amortization of unearned compensation, restricted stock awards		19,035				19,035
Issuance of common stock, dividend investment plan (13,344 shares)	33,359	379,939				413,298
Dividends declared ($0.75 per share)			(1,114,341)			(1,114,341)
Fractional shares purchased	(5)	(61)				(66)

Balance, December 31, 2003	$3,744,285	$4,005,715	$19,934,792	$681,345		$28,366,137
Comprehensive income:
Net income - 2004			4,609,611		$4,609,611	4,609,611
Other comprehensive loss:
Unrealized holding losses arising during the period, net of deferred income taxes of $124,616					(241,901)
Reclassification adjustment, net of income taxes of $52,876					(102,641)

Other comprehensive loss, net of income taxes of $177,492				(344,542)	(344,542)	(344,542)

Total comprehensive income					$4,265,069

Issuance of common stock, employee benefit plan (487 shares)	1,218	19,724				20,942
Issuance of restricted stock, stock incentive plan (3,780 shares)	9,450	154,278				163,728
Unearned compensation on restricted stock		(124,128)				(124,128)
Amortization of unearned compensation, restricted stock awards		84,719				84,719
Issuance of common stock, dividend investment plan (10,506 shares)	26,265	428,441				454,706
Dividends declared ($0.84 per share)			(1,262,030)			(1,262,030)

Balance, December 31, 2004	$3,781,218	$4,568,749	$23,282,373	$336,803		$31,969,143

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$4,609,611	$4,036,696	$3,543,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	714,473	507,278	472,270
Amortization of intangible and other assets	216,312	259,927	208,511
(Gain) loss on equity investment	11,245	(3)	4,838
Provision for loan losses	525,000	650,000	700,000
Accrual of restricted stock awards	84,719	19,035	—
(Gain) on sale of securities	(155,517)	—	(36,036)
Premium amortization on securities, net	170,771	254,031	76,038
Deferred tax provision (benefit)	(32,308)	104,310	(150,030)
Changes in assets and liabilities:
(Increase) in other assets	(184,949)	(1,540,589)	(296,595)
Increase (decrease) in other liabilities	512,835	77,761	(184,137)

Net cash provided by operating activities	$6,472,192	$4,368,446	$4,338,760

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$3,469,641	$6,260,164	$5,596,170
Proceeds from maturities and principal payments of securities available for sale	9,999,822	8,798,276	3,519,880
Proceeds from sales and calls of securities available for sale	2,283,504	—	306,108
Purchases of securities held to maturity	(9,166,301)	(5,180,686)	(639,510)
Purchases of securities available for sale	(33,470,888)	(17,490,132)	(11,702,045)
Purchases of bank premises and equipment	(1,048,109)	(6,292,508)	(2,702,800)
Net (increase) in loans	(34,695,154)	(50,711,431)	(46,430,239)

Net cash (used in) investing activities	$(62,627,485)	$(64,616,317)	$(52,052,436)

Cash Flows from Financing Activities
Net increase in demand deposit, money market and savings accounts	$53,907,723	$46,848,298	$43,691,036
Net increase (decrease) in certificates of deposit	8,888,131	(7,908,466)	(4,447,779)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(12,106,221)	14,029,756	(4,907,364)
Net increase in Federal Home Loan Bank advances	6,956,000	3,044,000	10,000,000
Proceeds from trust preferred capital notes	—	—	7,000,000
Issuance of common stock, employee benefit plan	20,942	75,399	60,788
Cash dividends paid	(807,324)	(701,043)	(589,884)
Fractional shares purchased	—	(66)	(270)

Net cash provided by financing activities	$56,859,251	$55,387,878	$50,806,527

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Increase (decrease) in cash and cash equivalents	$703,958	$(4,859,993)	$3,092,851

Cash and Cash Equivalents
Beginning	11,338,480	16,198,473	13,105,622

Ending	$12,042,438	$11,338,480	$16,198,473

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,313,236	$4,022,432	$4,670,385

Income taxes	$1,863,500	$1,790,763	$1,792,624

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock, dividend investment plan	$454,706	$413,298	$349,481

Issuance of restricted common stock, stock incentive plan	$163,728	$124,589	$—

Unrealized gain (loss) on securities available for sale	$(522,034)	$197,554	$482,558

Change in minimum pension liability	$—	$(612,030)	$612,030

See Notes to Consolidated Financial Statements

NOTE 1. Nature of Banking Activities and Significant Accounting Policies

Eagle Financial Services, Inc. and Subsidiaries (the Company) grant commercial, financial, agricultural, residential and consumer loans to customers in Virginia and the Eastern Panhandle of West Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry.

Principles of Consolidation

Eagle Financial Services, Inc. owns 100% of Bank of Clarke County (the Bank) and Eagle Financial Statutory Trust I. The consolidated financial statements include the accounts of Eagle Financial Services, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Financial Accounting Standards Board (FASB) Interpretation No. 46R requires that the Company no longer consolidate Eagle Financial Statutory Trust I. The subordinated debt of the trust is reflected as a liability of the Company.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Retirement Plans

The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period.

Stock-Based Compensation Plan

The Company has a stock-based compensation plan as of December 31, 2004 which is described more fully in Note 10. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to its stock-based compensation plan for the years ended December 31, 2004 and 2003. The Company had no stock-based compensation plans or other potential common shares as of December 31, 2002.

	2004	2003
Net income, as reported	$4,609,611	$4,036,696
Deduct: Total stock-based compensation expense based on fair value of all awards, net of taxes	(28,778)	(5,810)

Pro forma net income	$4,580,833	$4,030,886

Earnings per share:
Basic - as reported	$3.07	$2.71
Basic - pro forma	3.05	2.71
Diluted - as reported	3.06	2.71
Diluted - pro forma	3.05	2.71

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

	2004	2003	2002
Average number of common shares outstanding	1,503,682	1,487,985	1,469,995
Effect of dilutive options	283	72	—

Average number of common shares outstanding used to calculate diluted earnings per share	1,503,965	1,488,057	1,469,995

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company’s consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (SPEs) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated the Company’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures because these entities or transactions constitute the Company’s primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on the Company’s consolidated financial position or consolidated results of operations.

In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Company. The Company intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on the Company’s consolidated financial position or consolidated results of operations.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Staff Position provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. Under this guidance, a sponsor would recognize the effects of the subsidy, if material, in the measurement of its benefit obligation as early as the third quarter of 2004. Management currently does not anticipate that the effects of the Act will materially affect the Company’s consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

EITF No. 03-16, Accounting for Investments in Limited Liability Companies, was ratified by the Board and is effective for reporting periods beginning after June 15, 2004. Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting Investments in Common Stock, prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, Investments in Partnerships Ventures, of Opinion No. 18 indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, Accounting for Limited Partnership Investments, the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies that file as small business issuers – as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2004 and 2003 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2004
Obligations of U.S. government corporations and agencies	$26,533,346	$101,943	$(75,352)	$26,559,937
Mortgage-backed securities	16,395,196	112,487	(30,912)	16,476,771
Obligations of states and political subdivisions	1,950,417	78,491	(3,166)	2,025,742
Corporate securities	7,078,237	326,816	—	7,405,053
Restricted stock	2,183,800	—	—	2,183,800

	$54,140,996	$619,737	$(109,430)	$54,651,303

	2003
Obligations of U.S. government corporations and agencies	$10,003,586	$109,479	$(6,815)	$10,106,250
Mortgage-backed securities	9,885,793	48,160	(29,392)	9,904,561
Obligations of states and political subdivisions	1,312,322	115,307	—	1,427,629
Corporate securities	10,146,008	795,602	—	10,941,610
Restricted stock	1,352,700	—	—	1,352,700

	$32,700,409	$1,068,548	$(36,207)	$33,732,750

The amortized cost and fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$3,201,589	$3,252,996
Due after one year through five years	33,286,055	33,528,737
Due after five years through ten years	11,394,012	11,503,648
Due after ten years	4,075,540	4,182,122
Restricted stock	2,183,800	2,183,800

	$54,140,996	$54,651,303

Proceeds from sales and calls of securities available for sale during 2004 and 2002 were $2,283,504 and $306,108, respectively. Gross gains of $155,798 and gross losses of $281 were realized on sales and calls during 2004. Gross gains of $36,036 were realized on sales during 2002. There were no sales of securities available for sale during 2003.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2004 and 2003 are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	2004
Obligations of U.S. government corporations and agencies	$12,919,400	$75,352	$—	$—	$12,919,400	$75,352
Mortgage-backed securities	4,024,154	20,760	1,151,366	10,152	5,175,520	30,912
Obligations of states and political subdivisions	396,120	3,166	—	—	396,120	3,166

	$17,339,674	$99,278	$1,151,366	$10,152	$18,491,040	$109,430

	2003
Obligations of U.S. government corporations and agencies	$992,970	$6,815	$—	$—	$992,970	$6,815
Mortgage-backed securities	3,917,506	29,392	—	—	3,917,506	29,392

	$4,910,476	$36,207	$—	$—	$4,910,476	$36,207

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At December 31, 2004, the gross unrealized losses totaling $109,430 included twenty-eight debt securities. At December 31, 2003, the gross unrealized losses totaling $36,207 included six debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other than temporary.

Amortized costs and fair values of securities held to maturity at December 31, 2004 and 2003 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2004
Obligations of U.S. government corporations and agencies	$1,002,525	$—	$(19,125)	$983,400
Mortgage-backed securities	1,256,388	28,608	(512)	1,284,484
Obligations of states and political subdivisions	17,327,402	269,762	(30,716)	17,566,448

	$19,586,315	$298,370	$(50,353)	$19,834,332

	2003
Obligations of U.S. government corporations and agencies	$1,504,292	$4,259	$(13,396)	$1,495,155
Mortgage-backed securities	2,142,321	67,545	(2,195)	2,207,671
Obligations of states and political subdivisions	10,511,320	298,622	(9,253)	10,800,689

	$14,157,933	$370,426	$(24,844)	$14,503,515

The amortized cost and fair value of securities being held to maturity at December 31, 2004, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
Due in one year or less	$1,991,010	$2,004,166
Due after one year through five years	5,204,999	5,339,812
Due after five years through ten years	11,159,746	11,253,226
Due after ten years	1,230,560	1,237,128

	$19,586,315	$19,834,332

There were no sales of securities being held to maturity during 2004, 2003, and 2002.

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2004 and 2003 are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	2004
Obligations of U.S. government corporations and agencies	$489,800	$10,200	$493,600	$8,925	$983,400	$19,125
Mortgage-backed securities	661,543	512	—	—	661,543	512
Obligations of states and political subdivisions	3,657,480	29,020	172,586	1,696	3,830,066	30,716

	$4,808,823	$39,732	$666,186	$10,621	$5,475,009	$50,353

	2003
Obligations of U.S. government corporations and agencies	$990,935	$13,396	$—	$—	$990,935	$13,396
Mortgage-backed securities	901,355	2,195	—	—	901,355	2,195
Obligations of states and political subdivisions	1,390,968	9,253	—	—	1,390,968	9,253

	$3,283,258	$24,844	$—	$—	$3,283,258	$24,844

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At December 31, 2004, the gross unrealized losses totaling $50,353 included fourteen debt securities. At December 31, 2003, the gross unrealized losses totaling $24,844 included eleven debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other than temporary.

Securities having a book value of $27,574,161 and $22,985,074 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 3. Loans

The composition of loans at December 31, 2004 and 2003 is as follows:

	December 31
	2004	2003
Mortgage loans on real estate:
Construction and land development	$31,821,365	$24,536,406
Secured by farmland	3,234,164	2,720,963
Secured by 1-4 family residential properties	144,376,841	137,166,103
Secured by nonfarm, nonresidential properties	72,767,203	57,340,383
Loans to farmers	1,322,454	1,064,815
Commercial and industrial loans	23,861,532	20,763,476
Consumer installment loans	33,471,954	32,176,448
All other loans	243,350	761,696

	$311,098,863	$276,530,290
Less: Allowance for loan losses	(3,265,410)	(2,866,991)

	$307,833,453	$273,663,299

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002 are as follows:

	December 31
	2004	2003	2002
Balance, beginning	$2,866,991	$2,376,463	$1,797,263
Provision charged to operating expense	525,000	650,000	700,000
Recoveries added to the allowance	115,791	98,216	67,332
Loan losses charged to the allowance	(242,372)	(257,688)	(188,132)

Balance, ending	$3,265,410	$2,866,991	$2,376,463

Total loans past due ninety days or greater still accruing interest were $63,623, $69,885 and $26,674 at December 31, 2004, 2003 and 2002, respectively.

There were no impaired loans at December 31, 2004, 2003 or 2002.

Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 totaled $34,780 at December 31, 2003. If interest would have been accrued, such income would have been approximately $985 for 2003. There were no nonaccrual loans as of December 31, 2004 and 2002.

NOTE 5. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation are as follows:

	December 31
	2004	2003
Land	$2,911,239	$2,911,239
Buildings and improvements	11,364,728	10,938,109
Furniture and equipment	5,070,248	4,475,171

	$19,346,215	$18,324,519
Less accumulated depreciation	5,574,245	4,886,185

Bank premises and equipment, net	$13,771,970	$13,438,334

Depreciation expense on buildings and improvements was $334,577, $201,391 and $181,507 for the years ended December 31, 2004, 2003 and 2002, respectively. Depreciation expense on furniture and equipment was $379,896, $305,887 and $290,763 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. The total minimum rental commitment at December 31, 2004 under these leases is $1,718,033, which is due as follows:

2005	$95,251
2006	42,119
2007	43,219
2008	44,349
2009	45,509
Thereafter	1,447,586

$1,718,033

The total building and equipment rental expense was $156,618, $138,494 and $107,214 in 2004, 2003 and 2002, respectively.

NOTE 6. Deposits

Total deposits are summarized as follows:

	December 31
	2004	2003
Noninterest bearing demand deposits	$82,619,733	$65,147,427

Savings and interest bearing demand deposits:
NOW accounts	$70,597,317	$71,128,879
Money market accounts	50,790,129	44,254,221
Regular savings accounts	60,755,844	30,324,773

	$182,143,290	$145,707,873

Time deposits:
Balances of less than $100,000	$45,468,635	$43,135,281
Balances of $100,000 and more	28,095,736	21,540,959

	$73,564,371	$64,676,240

	$338,327,394	$275,531,540

Time deposits outstanding at December 31, 2004 mature as follows:

2005	$47,075,964
2006	9,258,653
2007	10,994,092
2008	2,669,276
2009	3,564,361
Thereafter	2,025

$73,564,371

Deposit overdrafts reclassified as loans totaled $106,058 and $131,515 at December 31, 2004 and 2003, respectively.

NOTE 7. Borrowings

The Company has a $140,770,000 line of credit with the Federal Home Loan Bank (FHLB) of Atlanta which is secured by $215,446,000 in qualified 1-4 family residential real estate and commercial real estate loans at December 31, 2004. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available to the Company. The unused line of credit totaled $110,770,000 at December 31, 2004 and $46,730,000 at December 31, 2003. The Company’s $30,000,000 in fixed-rate long-term borrowings with the FHLB as of December 31, 2004 matures as follows: $10,000,000 in 2007, $5,000,000 in 2008, $10,000,000 in 2009, and $5,000,000 in 2011. Each advance has provisions for the FHLB to convert the interest rate from a fixed rate to an indexed floating rate for the remainder of the advance’s term. If converted, the Company may pay back all or part of an advance without a prepayment penalty. The interest rates on the outstanding long-term advances at December 31, 2004 ranged from 3.01% to 4.94%. The weighted average interest rate on outstanding long-term advances at December 31, 2004 and 2003 was 3.63% and 3.94%, respectively.

The Company had unused lines of credit totaling $20,288,000 with other nonaffiliated banks at December 31, 2004.

NOTE 8. Income Taxes

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003.

	December 31
	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,023,708	$885,293
Deferred compensation	112,093	106,916
Accrued postretirement benefits	65,386	59,424
Home equity origination costs	85,010	70,507
Nonaccrual interest	—	335
Other	41,990	32,962

	$1,328,187	$1,155,437

Deferred tax liabilities:
Property and equipment	$613,029	$455,004
Prepaid pension costs	267,538	290,859
Securities available for sale	173,505	350,996
Other	5,738	—

	$1,059,810	$1,096,859

Net deferred tax asset	$268,377	$58,578

The provision for income taxes charged to operations for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	December 31
	2004	2003	2002
Current tax expense	$2,034,274	$1,656,141	$1,644,486
Deferred tax provision (benefit)	(32,308)	104,310	(150,030)

	$2,001,966	$1,760,451	$1,494,456

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2004, 2003 and 2002, due to the following:

	December 31
	2004	2003	2002
Computed “expected” tax expense	$2,247,936	$1,971,030	$1,713,041
(Decrease) increase in income taxes from:
Tax-exempt interest	(204,882)	(165,705)	(156,294)
Low income housing credits	—	(46,227)	(46,227)
Nontaxable life insurance	(46,265)	(5,002)	(13,750)
Other	5,177	6,355	(2,314)

	$2,001,966	$1,760,451	$1,494,456

NOTE 9. Pension and Postretirement Benefit Plans

The Company has a funded noncontributory defined benefit pension plan that covers substantially all of its employees. The plan provides defined benefits based on years of service and final average salary.

The Company provides certain health care and life insurance benefits for six retired employees who have met certain eligibility requirements. All other employees retiring after reaching age 65 and having at least 15 years of service with the Company will be allowed to stay on the Company’s group life and health insurance policies, but will be required to pay premiums. The Company’s share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees’ active service periods to the dates they are fully eligible for benefits, except that the Company’s unfunded cost that existed at January 1, 1993 is being accrued primarily in a straight-line manner that will result in its full accrual by December 31, 2013.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2004, 2003 and 2002 and a statement of the funded status as of December 31, 2004, 2003 and 2002 for the pension plan and postretirement benefit plan of the Company. The Company uses a December 31 measurement date for its plans.

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$3,080	$2,393	$1,961	$323	$299	$276
Service cost	271	195	156	—	—	—
Interest cost	199	166	145	20	20	20
Actuarial loss	303	384	231	(39)	19	24
Benefits paid	(238)	(58)	(101)	(15)	(15)	(21)

Benefit obligation, ending	$3,615	$3,080	$2,392	$289	$323	$299

Change in Plan Assets:
Fair value of plan assets, beginning	$2,402	$1,225	$1,279	$—	$—	$—
Actual return on plan assets	132	202	(161)	—	—	—
Employer contributions	300	1,033	209	15	15	21
Benefits paid	(238)	(58)	(101)	(15)	(15)	(21)

Fair value of plan assets, ending	$2,596	$2,402	$1,226	$—	$—	$—

Funded Status:
Funded status	$(1,019)	$(678)	$(1,117)	$(264)	$(323)	$(299)
Unrecognized net actuarial loss	1,742	1,459	1,186	58	132	121
Unrecognized net obligation at transition	—	—	—	15	18	20
Unrecognized prior service cost	46	57	69	—	—	—

Prepaid (accrued) benefits	$769	$838	$138	$(191)	$(173)	$(158)

Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$769	$838	$181	$—	$—	$—
Accrued benefit liability	—	—	(681)	(191)	(173)	(158)
Intangible asset	—	—	69	—	—	—
Deferred income tax benefit	—	—	208	—	—	—
Accumulated other comprehensive income	—	—	404	—	—	—

Net amount recognized	$769	$838	$181	$(191)	$(173)	$(158)

The accumulated benefit obligation for the pension plan was $2,532,237, $2,200,941 and $1,771,961 at December 31, 2004, 2003 and 2002, respectively.

The following table provides the components of net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(in thousands)
Components of Net Periodic Benefit Cost:

Service cost	$271	$195	$156	$—	$—	$—
Interest cost	199	166	145	20	20	20
Expected return on plan assets	(190)	(108)	(100)	—	—	—
Amortization of prior service costs	12	12	12	—	—	—
Amortization of net obligation at transition	—	—	—	3	3	6
Recognized net actuarial loss	78	69	39	9	8	3

Net periodic benefit cost	$370	$334	$252	$32	$31	$29

The benefit obligation for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.00% for 2004, 6.50% for 2003, and 7.00% for 2002, and rate of compensation increase of 5.00% for all periods.

The net periodic benefit cost for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.50% for 2004, 7.00% for 2003, and 7.50% for 2002, expected long-term return on plan assets of 8.00% for all periods, and rate of compensation increase of 5.00% for all periods.

The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 6.00% for 2004, 6.50% for 2003, and 7.00% for 2002. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005 and 2006, 8.00% for 2007 and 2008, and 6.00% for 2009 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2004 would have increased by $12,968 and the net periodic benefit cost for 2004 would have increased by $1,047. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2004 would have decreased by $11,675 and the net periodic benefit cost for 2004 would have decreased by $942.

The following table provides the pension plan’s asset allocation as of December 31, 2004 and 2003:

	December 31
	2004	2003
Equity securities	63%	57%
Debt securities	36%	25%
Other	1%	18%

Total	100%	100%

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

The Company made contributions totaling $300,000 to the pension plan during 2004. This amount was $100,000 greater than the anticipated contribution, as stated at December 31, 2003. This increase was to prevent an accrued benefit liability at December 31, 2004. The Company will most likely not have a required contribution during 2005, however, the Company estimates that it will make contributions totaling $400,000 during the year.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
2005	$54,024	$23,257
2006	65,032	22,231
2007	63,857	23,106
2008	80,923	23,619
2009	116,486	24,017
2010 - 2014	1,014,946	116,414

NOTE 10. Stock-Based Compensation

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

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan have a ten year term and are subject to a vesting period, whereby, the grantees are entitled to exercise one-third of the options on the anniversary of the grant date over the next three years. In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during 2004 and 2003, respectively: dividend rate of 0.80% and 0.56%, risk-free interest rate of 4.21% and 3.96%, expected volatility of 20.64% and 21.55%, and expected life of 10 years for both periods. The following table summarizes options outstanding at December 31, 2004:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,500	$43.26	—	$—
Granted	6,500	43.10	6,500	43.26
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of year	13,000	$43.18	6,500	$43.26

Options exercisable at year end	2,166	$43.26	—
Weighted average fair value of options granted during the year		$15.50		$16.25

The following table summarizes options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$43.26	6,500	8.75	$43.26	2,166	$43.26
43.10	6,500	9.75	43.10	—	—

$43.10 - 43.26	13,000	9.25	$43.18	2,166	$43.26

As permitted under the plan, the Company awarded 2,880 shares of restricted stock to certain officers and 900 shares of restricted stock to directors during 2004. The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to certain officers are subject to a vesting period, whereby, the restrictions on one-third of the shares lapse on the anniversary of the date the restricted shares were awarded over the next three years. The restricted shares issued to directors were not subject to a vesting period.

NOTE 11. Employee Benefits

The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions are made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2004, 2003 or 2002.

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 15 percent of their salary on a pretax basis, subject to certain IRS limits. The Company matches 50 percent (up to 6 percent of the employee’s salary) of employee contributions with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. Contributions under the plan amounted to $122,786 in 2004, $81,489 in 2003 and $63,030 in 2002.

In addition, an Executive Supplemental Income Plan was developed for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $3,600 for 2004, $25,113 for 2003 and $23,160 for 2002. The plan is unfunded, however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2004 and 2003, the amount of daily average required balances were approximately $804,000 and $749,000, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250,000 at December 31, 2004.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

NOTE 13. Transactions with Directors and Officers

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they are principal shareholders (commonly referred to as related parties) on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Company for loans totaling $5,616,252 and $1,693,496 at December 31, 2004 and 2003, respectively. During 2004, total principal additions were $7,290,944 and total principal payments were $3,368,188.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject at December 31, 2004 and 2003.

At December 31, 2004, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2004 and 2003:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2004:
Total Capital to Risk Weighted Assets
Consolidated	$41,627	13.43%	$24,798	8.00%	N/A
Bank of Clarke County	$37,990	12.34%	$24,636	8.00%	$30,795	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$38,362	12.38%	$12,399	4.00%	N/A
Bank of Clarke County	$34,725	11.28%	$12,318	4.00%	$18,477	6.00%
Tier 1 Capital to Average Assets
Consolidated	$38,362	9.47%	$16,207	4.00%	N/A
Bank of Clarke County	$34,725	8.65%	$16,061	4.00%	$20,077	5.00%

As of December 31, 2003:
Total Capital to Risk Weighted Assets
Consolidated	$37,237	13.93%	$21,387	8.00%	N/A
Bank of Clarke County	$34,004	12.81%	$21,233	8.00%	$26,541	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$34,370	12.86%	$10,693	4.00%	N/A
Bank of Clarke County	$31,137	11.73%	$10,616	4.00%	$15,925	6.00%
Tier 1 Capital to Average Assets
Consolidated	$34,370	10.00%	$13,755	4.00%	N/A
Bank of Clarke County	$31,137	9.14%	$13,624	4.00%	$17,029	5.00%

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

At December 31, 2004, the Bank’s retained earnings available for the payment of dividends to the Company was $9,985,976. Accordingly, $25,229,305 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2004. Funds available for loans or advances by the Bank to the Company amounted to $286,675 at December 31, 2004.

NOTE 16. Dividend Investment Plan

The Company has in effect a Dividend Investment Plan, which provides an automatic conversion of dividends into common stock for enrolled shareholders. It is based on 95% of the stock’s fair market value on each dividend record date.

NOTE 17. Financial Instruments with Off-Balance-Sheet Risk

The Company, through its subsidiary bank, is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unfunded commitments under lines of credit, and commercial and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2004	2003
Commitments to extend credit	$4,194,500	$4,123,850
Unfunded commitments under lines of credit	79,106,201	62,034,845
Commercial and standby letters of credit	5,954,044	3,999,318

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

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Company holds collateral supporting these commitments if it is deemed necessary. At December 31, 2004, none of the outstanding letters of credit were collateralized.

The Company has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2004 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $739,909.

NOTE 18. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The Trust issued $217,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2004 was 6.00%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

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

NOTE 19. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2004 and 2003 are summarized as follows:

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$4,498,810	$4,610,779	$4,953,956	$5,224,541
Net interest income after provision for loan losses	3,350,327	3,464,764	3,719,992	3,833,438
Noninterest income	961,820	1,177,768	1,373,166	1,253,546
Noninterest expenses	3,021,563	3,033,134	3,022,202	3,446,345
Income before income taxes	1,290,584	1,609,398	2,070,956	1,640,639
Net income	896,032	1,106,846	1,456,531	1,150,202
Net income per common share, basic	$0.60	$0.74	$0.97	$0.76
Net income per common share, diluted	0.60	0.74	0.97	0.75
Dividends per common share	0.20	0.21	0.21	0.22

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
Total interest and dividend income	$4,065,232	$4,275,130	$4,352,513	$4,456,048
Net interest income after provision for loan losses	2,854,218	3,003,899	3,315,449	3,352,526
Noninterest income	908,464	971,992	1,012,524	1,026,857
Noninterest expenses	2,459,389	2,555,809	2,744,188	2,889,396
Income before income taxes	1,303,293	1,420,082	1,583,785	1,489,987
Net income	913,291	983,447	1,105,970	1,033,988
Net income per common share, basic and diluted	$0.62	$0.66	$0.74	$0.69
Dividends per common share	0.18	0.18	0.19	0.20

NOTE 20. Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Statement of Financial Accounting Standards No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Short-Term Investments: The fair value is equal to the carrying amount.

Securities: The fair value, excluding restricted stock, is based on quoted market prices. The fair value of restricted stock approximates the carrying amount based on the redemption provisions of the issuers.

Loans: The fair value of variable rate loans, which reprice frequently and with no significant change in credit risk, is equal to the carrying amount. The fair value of all other loans is determined using discounted cash flow analysis. The discount rate is equal to the current interest rate on similar products.

Deposits and Borrowings: The fair value of demand deposits, savings accounts, and certain money market deposits is equal to the carrying amount. The fair value of all other deposits and borrowings is determined using discounted cash flow analysis. The discount rate is equal to the current interest rate on similar products.

Accrued Interest: The fair value is equal to the carrying amount.

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the credit worthiness of the counterparties. The fair value of fixed rate loan commitments also considers the difference between current interest rates and the committed interest rates. The fair value of standby letters of credit is estimated using the fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties. At December 31, 2004 and 2003, the fair value of loan commitments and standby letters of credit was considered immaterial.

The carrying amount and fair value of the Company’s financial instruments at December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and short-term investments	$12,042	$12,042	$11,338	$11,338
Securities	74,238	74,486	47,891	48,236
Loans, net	307,833	310,824	273,663	281,454
Accrued interest receivable	1,569	1,569	1,291	1,291

Financial liabilities:
Deposits	$338,327	$338,329	$275,532	$276,068
Federal funds purchased and securities sold under agreements to repurchase	4,833	4,833	16,939	16,939
Federal Home Loan Bank advances	30,000	30,101	23,044	23,652
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	242	242	161	161

The Company assumes interest rate risk (the risk that general interest rate levels will change) during its normal operations. As a result, the fair value of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities in order to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay their principal balance in a rising rate environment and more likely to do so in a falling rate environment. Conversely, depositors who are receiving fixed rate interest payments are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting the terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

NOTE 21. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash held in subsidiary bank	$218,733	$170,829
Securities available for sale	2,981,678	2,883,381
Loans	40,835	56,803
Investment in subsidiaries, at cost, plus undistributed net income	35,215,280	31,957,576
Investment in limited partnership	113,426	151,226
Other assets	647,116	426,621

Total assets	$39,217,068	$35,646,436

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217,000	$7,217,000
Other Liabilities	30,925	63,299

Total liabilities	$7,247,925	$7,280,299

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	3,781,218	3,744,285
Surplus	4,568,749	4,005,715
Retained earnings	23,282,373	19,934,792
Accumulated other comprehensive income	336,803	681,345

Total shareholders’ equity	$31,969,143	$28,366,137

Total liabilities and shareholders’ equity	$39,217,068	$35,646,436

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income
Dividends from subsidiary bank	$1,250,000	$800,000	$400,000
Interest on loans	2,573	3,352	12,739
Interest and dividends on securities available for sale	165,232	175,335	202,253
Income (loss) on equity investments	(11,245)	3	(4,838)
Gain on sale of securities	11,563	—	36,036
Other income	17,424	—	—

Total income	$1,435,547	$978,690	$646,190

Expenses
Interest expense on borrowings	$350,573	$330,380	$197,514
Other operating expenses	149,192	114,477	93,811

Total expenses	$499,765	$444,857	$291,325

Income before income tax (benefit) and equity in undistributed net income of subsidiary bank	$935,782	$533,833	$354,865

Income Tax (Benefit)	(131,159)	(158,549)	(90,044)

Income before equity in undistributed net income of subsidiary bank	$1,066,941	$692,382	$444,909

Equity in Undistributed Net Income of Subsidiary Bank	3,542,670	3,344,314	3,098,992

Net income	$4,609,611	$4,036,696	$3,543,901

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash Flows from Operating Activities
Net Income	$4,609,611	$4,036,696	$3,543,901
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	70,086	81,333	54,727
(Gain) loss on equity investment	11,245	(3)	4,838
Premium amortization (discount accretion) on securities	599	2,025	2,436
(Gain) on sale of securities	(11,563)	—	(36,036)
Undistributed earnings of subsidiary bank	(3,542,670)	(3,344,314)	(3,098,992)
Changes in assets and liabilities:
(Increase) decrease in other assets	(273,054)	(31,504)	(242,460)
Increase (decrease) in other liabilities	7,347	(2,084)	6,611

Net cash provided by operating activities	$871,601	$742,149	$235,025

Cash Flows from Investing Activities
Purchase of securities available for sale	$(634,165)	$(1,209,555)	$(1,467,064)
Proceeds from maturities of securities available for sale	456,563	1,209,555	1,542,241
Proceeds from sales of securities available for sale	—	—	306,108
Equity investment in subsidiary bank	—	—	(7,000,000)
Net (increase) decrease in loans	15,968	3,062	(59,865)

Net cash provided by (used in) investing activities	$(161,634)	$3,062	$(6,678,580)

Cash Flows from Financing Activities
Cash dividends paid	$(807,324)	$(701,043)	$(589,884)
Fractional shares purchased	—	(66)	(270)
Proceeds from issuance of common stock, employee benefit plan	20,942	75,399	60,788
Reimbursement for deferred compensation plan	124,319	19,035	—
Proceeds from trust preferred capital notes	—	—	7,000,000

Net cash provided by (used in) financing activities	$(662,063)	$(606,675)	$6,470,634

Increase in cash	$47,904	$138,536	$27,079

Cash
Beginning	$170,829	$32,293	$5,214

Ending	$218,733	$170,829	$32,293

Supplemental Schedule of Noncash Investing and Financing Activities:

Transfer of securities to subsidiary as equity investment	$—	$—	$1,588,336

Issuance of restricted common stock, stock incentive plan	$163,728	$124,589	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Except for information relating to a Code of Ethics, which is described below, the information required by Part III, Item 10. is incorporated herein by reference to the Company’s proxy statement, dated March 16, 2005, for the Company’s 2005 Annual Meeting of Shareholders to be held April 20, 2005.

The Board of Directors has approved a Code of Ethics for directors, officers and all employees of the Company and its subsidiary, the Bank. The Board has also approved an addendum to the Code of Ethics applicable to the Company’s senior financial management, consisting of the Chief Executive Officer and Chief Financial Officer. The addendum addresses, among other things, standards that are reasonably necessary to promote honest and ethical conduct, including conduct with respect to conflicts of interest, full, fair, accurate, timely and understandable disclosure in the Company’s required periodic reports and compliance with applicable governmental rules and regulations. A copy of the addendum to the Company’s Code of Ethics may be obtained by visiting the Investor Relations section of the Bank’s website at www.bankofclarke.com.

Item 11. Executive Compensation.

The information required by Part III, Item 11., is incorporated herein by reference to the Company’s proxy statement, dated March 16, 2005, for the Company’s 2005 Annual Meeting of Shareholders to be held April 20, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12., is incorporated herein by reference to the Company’s proxy statement, dated March 16, 2005, for the Company’s 2005 Annual Meeting of Shareholders to be held April 20, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by Part III, Item 13., is incorporated herein by reference to the Company’s proxy statement, dated March 16, 2005, for the Company’s 2005 Annual Meeting of Shareholders to be held April 20, 2005.

Item 14. Principal Accounting Fees and Services

The information required by Part III, Item 14., is incorporated herein by reference to the Company’s proxy statement, dated March 16, 2005, for the Company’s 2005 Annual Meeting of Shareholders to be held April 20, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The financial statements are filed as part of this report on Form 10-K within Item 8.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted since they are not required, or are not applicable, or the required information is given in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits, as applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, restated in electronic format only as of June 30, 1999 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.2	Lease Agreement between Bank of Clarke County (tenant) and Winchester Development Company (landlord) dated August 1, 1992 for the branch office at 625 East Jubal Early Drive, Winchester, Virginia (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.3	Lease Agreement between Bank of Clarke County (tenant) and Winchester Real Estate Management, Inc. (landlord) dated March 20, 2000 for the branch office at 190 Campus Boulevard, Suite 120, Winchester, Virginia (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.4	Lease Agreement between Bank of Clarke County (lessee) and MBC, L.C. (lessor) dated October 25, 2002 for a parcel of land to be used as a branch site located on State Route 7 in Winchester, Virginia and described as Lot #1 on the lands of MBC, L.C. plat (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.5	Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.6	Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.7	Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.8	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).

11.1	Statement regarding Computation of Per Share Earnings (incorporated by reference to Note 1. to the Consolidated Financial Statements included in this report within Part II, Item 8.).

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March, 2005.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

Signature	Title
/s/ JOHN R. MILLESON John R. Milleson	President, Chief Executive Officer, and Director (principal executive officer)

/s/ JAMES W. MCCARTY, JR. James W. McCarty, Jr.	Vice President, Chief Financial Officer, and Secretary-Treasurer (principal financial and accounting officer)

/s/ JOHN D. HARDESTY	Chairman of the Board and Director
John D. Hardesty

/s/ LEWIS M. EWING	Director
Lewis M. Ewing

/s/ THOMAS T. BYRD	Director
Thomas T. Byrd

/s/ THOMAS T. GILPIN	Director
Thomas T. Gilpin

/s/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/s/ ROBERT W. SMALLEY, JR.	Director
Robert W. Smalley, Jr.

/s/ RANDALL G. VINSON	Director
Randall G. Vinson

/s/ JAMES T. VICKERS	Director
James T. Vickers

/s/ JAMES R. WILKINS, JR	Director
James R. Wilkins, Jr.