Form 10-Q
period 2005-03-31
EAGLE FINANCIAL SERVICES INC
filed 2005-05-16
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 4, 2005 was 1,517,675.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$8,905	$10,430
Federal funds sold	—	1,612
Securites available for sale, at fair value	56,409	54,651
Securities held to maturity (fair value: 2005, $20,680; 2004, $19,834)	20,668	19,586
Loans, net of allowance for loan losses of $3,366 in 2005 and $3,265 in 2004	317,302	307,833
Bank premises and equipment, net	13,638	13,772
Other assets	6,343	5,927

Total assets	$423,265	$413,811

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$79,109	$82,620
Savings and interest bearing demand deposits	183,036	182,143
Time deposits	75,123	73,564

Total deposits	$337,268	$338,327
Federal funds purchased and securities sold under agreements to repurchase	14,183	4,833
Federal Home Loan Bank advances	30,000	30,000
Trust preferred capital notes	7,217	7,217
Other liabilities	1,952	1,465
Commitments and contingent liabilities	—	—

Total liabilities	$390,620	$381,842

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 5,000,000 shares; issued 2005, 1,517,675 shares; issued 2004, 1,512,487 shares	3,794	3,781
Surplus	4,802	4,569
Retained earnings	24,298	23,282
Accumulated other comprehensive income	(249)	337

Total shareholders’ equity	$32,645	$31,969

Total liabilities and shareholders’ equity	$423,265	$413,811

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Interest and Dividend Income
Interest and fees on loans	$4,658	$4,000
Interest on federal funds sold	6	3
Interest on securities held to maturity:
Taxable interest income	28	49
Interest income exempt from federal income taxes	158	95
Interest and dividends on securities available for sale:
Taxable interest income	516	304
Interest income exempt from federal income taxes	26	16
Dividends	35	31
Interest on deposits in banks	1	1

Total interest and dividend income	$5,428	$4,499

Interest Expense
Interest on deposits	921	610
Interest on federal funds purchased and securities sold under agreements to repurchase	60	33
Interest on Federal Home Loan Bank advances	266	249
Interest on trust preferred capital notes	106	82

Total interest expense	$1,353	$974

Net interest income	$4,075	$3,525
Provision For Loan Losses	70	175

Net interest income after provision for loan losses	$4,005	$3,350

Noninterest Income
Trust department income	$190	$107
Service charges on deposit accounts	450	329
Other service charges and fees	462	352
Securities gains	—	144
Other operating income	46	30

Total noninterest income	$1,148	$962

Noninterest Expenses
Salaries and employee benefits	$1,878	$1,771
Occupancy expenses	229	244
Equipment expenses	150	165
Advertising and marketing expenses	103	110
Stationery and supplies	91	56
ATM network fees	65	84
Other operating expenses	692	591

Total noninterest expenses	$3,208	$3,021

Income before income taxes	$1,945	$1,291
Income Tax Expense	597	395

Net Income	$1,348	$896

Earnings Per Share
Net income per common share, basic	$0.89	$0.60

Net income per common share, diluted	$0.89	$0.60

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$3,744	$4,006	$19,935	$681		$28,366
Comprehensive income:
Net income			896		$896	896
Other comprehensive (loss):
Unrealized holding gains arising during the period, net of deferred income taxes of $33					64
Reclassification adjustment, net of income taxes of $49					(95)

Other comprehensive (loss), net of income taxes of $16				(31)	(31)	(31)

Total comprehensive income					$865

Amortization of unearned compensation, restricted stock awards		19				19
Issuance of common stock, dividend investment plan (2,375 shares)	6	101				107
Dividends declared ($0.20 per share)			(300)			(300)

Balance, March 31, 2004	$3,750	$4,126	$20,531	$650		$29,057

Balance, December 31, 2004	$3,781	$4,569	$23,282	$337		$31,969
Comprehensive income:
Net income			1,348		$1,348	1,348
Other comprehensive (loss):
Unrealized holding losses arising during the period, net of deferred income taxes of $302				(586)	(586)	(586)

Total comprehensive income					$762

Issuance of common stock, employee benefit plan (2,278 shares)	6	92				98
Amortization of unearned compensation, restricted stock awards		28				28
Issuance of common stock, dividend investment plan (2,910 shares)	7	113				120
Dividends declared ($0.22 per share)			(332)			(332)

Balance, March 31, 2005	$3,794	$4,802	$24,298	$(249)		$32,645

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$1,348	$896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171	173
Amortization of intangible and other assets	50	53
Loss on equity investment	4	3
Provision for loan losses	70	175
Accrual of restricted stock awards	28	19
(Gain) on sale of securities	—	(144)
Premium amortization on securities, net	28	50
Changes in assets and liabilities:
(Increase) decrease in other assets	(344)	152
Increase in other liabilities	661	359

Net cash provided by operating activities	$2,016	$1,736

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$1,014	$1,165
Proceeds from maturities and principal payments of securities available for sale	2,064	621
Proceeds from sales and calls of securities available for sale	—	2,022
Purchases of securities held to maturity	(2,099)	(561)
Purchases of securities available for sale	(4,733)	(283)
Purchases of bank premises and equipment	(37)	(687)
Net (increase) in loans	(9,538)	(7,003)

Net cash (used in) investing activities	$(13,329)	$(4,726)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, money market and savings accounts	$(2,619)	$2,947
Net increase in certificates of deposit	1,559	3,814
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	9,350	(11,295)
Net increase in Federal Home Loan Bank advances	—	6,956
Issuance of common stock, employee benefit plan	98	—
Cash dividends paid	(212)	(193)

Net cash provided by financing activities	$8,176	$2,229

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Increase (decrease) in cash and cash equivalents	$(3,137)	$(761)

Cash and Cash Equivalents
Beginning	12,042	11,338

Ending	$8,905	$10,577

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,361	$936

Income taxes	$—	$234

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock, dividend investment plan	$121	$107

Unrealized gain (loss) on securities available for sale	$(887)	$(47)

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

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

The results of operations for the three month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

NOTE 1. Stock-Based Compensation Plan

The Company has a stock-based compensation plan which it accounts for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as each option granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to its stock-based compensation plan for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$1,347,503	$896,032
Deduct: Total stock-based compensation expense based on fair value of all awards, net of taxes	(11,350)	(5,809)

Pro forma net income	$1,336,153	$890,223

Earnings per share:
Basic - as reported	$0.89	$0.60
Basic - pro forma	0.88	0.59
Diluted - as reported	0.89	0.60
Diluted - pro forma	0.88	0.59

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

	Three Months Ended March 31,
	2005	2004
Average number of common shares outstanding	1,514,322	1,498,888
Effect of dilutive options	360	701

Average number of common shares outstanding used to calculate diluted earnings per share	1,514,682	1,499,589

NOTE 3. Securities

Amortized costs and fair values of securities available for sale at March 31, 2005 and December 31, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$29,538	$10	$(426)	$29,122
Mortgage-backed securities	16,859	21	(222)	16,658
Obligations of states and political subdivisions	2,011	51	(15)	2,047
Corporate securities	6,072	204	—	6,276
Restricted stock	2,306	—	—	2,306

	$56,786	$286	$(663)	$56,409

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$26,533	$102	$(75)	$26,560
Mortgage-backed securities	16,396	112	(31)	16,477
Obligations of states and political subdivisions	1,950	78	(3)	2,025
Corporate securities	7,078	327	—	7,405
Restricted stock	2,184	—	—	2,184

	$54,141	$619	$(109)	$54,651

There were no sales or calls of securities available for sale during the first three months of 2005. Proceeds from the sales of securities available for sale during the first three months of 2004 were $2,022,000. Gross gains of $144,000 and gross losses of $281 were realized on sales during the first three months of 2004.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2005 and December 31, 2004 are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$26,613	$426	$—	$—	$26,613	$426
Mortgage-backed securities	12,205	194	1,037	28	13,242	222
Obligations of states and political subdivisions	875	15	—	—	875	15

	$39,693	$635	$1,037	$28	$40,730	$663

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$12,919	$75	$—	$—	$12,919	$75
Mortgage-backed securities	4,024	21	1,151	10	5,175	31
Obligations of states and political subdivisions	396	3	—	—	396	3

	$17,339	$99	$1,151	$10	$18,490	$109

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At March 31, 2005, the gross unrealized losses totaling $663,000 included fifty-eight debt securities. At December 31, 2004, the gross unrealized losses totaling $109,000 included twenty-eight debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other than temporary.

Amortized costs and fair values of securities held to maturity at March 31, 2005 and December 31, 2004 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,002	$—	$(27)	$975
Mortgage-backed securities	1,150	17	(14)	1,153
Obligations of states and political subdivisions	18,516	131	(95)	18,552

	$20,668	$148	$(136)	$20,680

	2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,003	$—	$(19)	$984
Mortgage-backed securities	1,256	29	(1)	1,284
Obligations of states and political subdivisions	17,327	270	(31)	17,566

	$19,586	$299	$(51)	$19,834

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2005 and December 31, 2004 are as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	March 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$484	$17	$491	$10	$975	$27
Mortgage-backed securities	605	14	—	—	605	14
Obligations of states and political subdivisions	9,768	95	—	—	9,768	95

	$10,857	$126	$491	$10	$11,348	$136

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$490	$10	$494	$9	$984	$19
Mortgage-backed securities	662	1	—	—	662	1
Obligations of states and political subdivisions	3,657	29	173	2	3,830	31

	$4,809	$40	$667	$11	$5,476	$51

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At March 31, 2005, the gross unrealized losses totaling $136,000 included thirty-two debt securities. At December 31, 2004, the gross unrealized losses totaling $51,000 included fourteen debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other than temporary.

NOTE 4. Loans

The composition of loans at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$35,827	$31,821
Secured by farmland	3,311	3,234
Secured by 1-4 family residential properties	150,996	144,377
Secured by nonfarm, nonresidential properties	72,316	72,767
Loans to farmers	1,315	1,322
Commercial and industrial loans	24,673	23,862
Consumer installment loans	31,987	33,472
All other loans	243	243

	$320,668	$311,098
Less: Allowance for loan losses	(3,366)	(3,265)

	$317,302	$307,833

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004 are as follows:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004	Three Months Ended March 31, 2004
	(in thousands)
Balance, beginning	$3,265	$2,867	$2,867
Provision charged to operating expense	70	525	175
Recoveries added to the allowance	111	115	24
Loan losses charged to the allowance	(80)	(242)	(128)

Balance, ending	$3,366	$3,265	$2,938

Total loans past due ninety days or greater still accruing interest were $58,000 and $64,000 at March 31, 2005 and December 31, 2004.

There were no impaired loans at March 31, 2005 or December 31, 2004.

Nonaccrual loans excluded from the impaired loan disclosure under Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, totaled $28,000 at March 31, 2005. If interest would have been accrued, such income would have been approximately $490 for the three months ended March 31, 2005. There were no nonaccrual loans at December 31, 2004.

NOTE 6. Deposits

The composition of deposits at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Noninterest bearing demand deposits	$79,109	$82,620

Savings and interest bearing demand deposits:
NOW accounts	$69,570	$70,597
Money market accounts	50,183	50,790
Regular savings accounts	63,283	60,756

	$183,036	$182,143

Time deposits:
Balances of less than $100,000	$28,726	$45,469
Balances of $100,000 and more	46,397	28,095

	$75,123	$73,564

	$337,268	$338,327

NOTE 7. Pension and Postretirement Benefit Plans

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three months ended March 31, 2005 and 2004:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$87,579	$67,659	$—	$—
Interest cost	53,853	49,651	3,797	5,045
Expected return on plan assets	(51,427)	(47,551)	—	—
Amortization of prior service costs	2,886	2,886	—	—
Amortization of net obligation at transition	—	—	653	653
Recognized net actuarial loss	23,174	19,503	772	2,322

Net periodic benefit cost	$116,065	$92,148	$5,222	$8,020

Note 9 to the consolidated financial statements in the 2004 Form 10-K stated that the Company would contribute $400,000 to its pension plan during 2005. The Company did not make a contribution to the pension plan during the first three months of 2005.

NOTE 8. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The Trust issued $217,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2005 was 6.54%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

The trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier II capital. The total amount ($7,000,000) of trust preferred securities issued by the Trust can be included in the Company’s Tier I capital.

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

NOTE 9. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the Securities and Exchange Commission (the “SEC”) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2004 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2005, the Company had total assets of $423.3 million, net loans of $317.3, total deposits of $337.3 million and shareholders’ equity of $32.6 million. The Company’s net income was $1.3 million for the three months ended March 31, 2005.

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

As interest rates change, the Bank attempts to maintain its net interest margin. This is accomplished by changing the price, terms, and mix of its financial assets and liabilities. The Bank also earns fees on services provided through its trust department, sales of investments through Eagle Investment Services, mortgage originations and deposit operations. The Bank also incurs noninterest expenses such as compensating employees, maintaining and acquiring fixed assets, and purchasing goods and services necessary to support its daily operations.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2004 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first three months of 2005 was $1,347,503, an increase of $451,471 or 50.4% as compared to net income for the first three months of 2004 of $896,032. Earnings per share, basic and diluted, were $0.89 and $0.60 for the first three months of 2005 and 2004, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first three months of 2005 and 2004 was 1.29% and 1.01%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first three months of 2005 and 2004 was 16.69% and 12.52%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $4,074,775 and $3,525,327 for the first three months of 2005 and 2004, respectively, which represents an increase of $549,448 or 15.6%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $5,427,240 and $4,498,810 for the first three months of 2005 and 2004, respectively, which represents an increase of $928,430 or 20.6%. Total interest expense was $1,352,465 and $973,483 for the first three months of 2005 and 2004, respectively, which represents an increase of $378,982 or 38.9%.

The net interest margin was 4.27% and 4.39% for the first three months of 2005 and 2004, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2005 and 2004. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$4,658	$4,000
Interest Income - Securities and Other Interest-Earnings Assets	770	499
Interest Expense - Deposits	921	610
Interest Expense - Other Borrowings	432	364

Total Net Interest Income	$4,075	$3,525

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$11	$16
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	94	57

Total Tax Benefit on Tax-Exempt Interest Income	$105	$73

Tax-Equivalent Net Interest Income	$4,180	$3,598

The tax-equivalent yield on earning assets increased 7 basis points from 5.58% to 5.65% for the first three months of 2004 and 2005, respectively. The tax-equivalent yield on securities decreased 17 basis points from 4.77% to 4.60% for the first three months of 2004 and 2005, respectively. The tax-equivalent yield on loans increased 18 basis points from 5.73% to 5.91% for the first three months of 2004 and 2005, respectively. This reflects the repricing of variable rate loans which are indexed to Prime. The average rate on interest bearing liabilities increased 28 basis points from 1.50% to 1.78% for the first three months of 2004 and 2005, respectively. These changes were caused primarily by deposit pricing and product mix. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. With regard to interest-bearing deposits, the Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $70,000 for the first three months of 2005 as compared to $175,000 for the first three months of 2004. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio. The $105,000 decrease in the amount of provision for loan losses during 2005 as compared to 2004 can be primarily attributed to the recovery of loan previously charged off.

Noninterest Income

Total noninterest income for the first three months of 2005 and 2004 was $1,148,462 and $961,820, respectively, which represents an increase of $186,642 or 19.4%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

The Company earned $143,954 on sales and calls of securities during the first three months of 2004. These sales and calls were comprised of mortgage-backed securities and corporate securities. There were no sales or calls of securities which resulted in a gain or loss during the first three months of 2005.

Trust department income increased $82,595 or 77.1% from $107,098 for the first three months of 2004 to $189,693 for the first three months of 2005. The amount of Trust department income is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $121,214 or 36.9% from $328,826 to $450,040 for the first three months of 2004 and 2005, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. In addition, a portion of the increase during the first three months of 2005 can be attributed to the Bank’s introduction of an overdraft privilege product during April 2004. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit account to increase proportionately during future periods.

Other service charges and fees increased $110,053 or 31.3% from $352,094 for the first three months of 2004 to $462,147 for the first three months of 2005. The increase in 2005, as compared to 2004, can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees received from the origination of mortgage loans for the secondary market, and fees generated from the Bank’s ATM/debit card programs. The amount of commissions received from the sale of non-deposit investment products increased $31,120 or 40.8% from $76,352 to $107,472 for the first three months of 2004 and 2005, respectively. This increase was realized through both the development of new customers and providing additional products to existing customers. This amount is expected to increase during the remainder of 2005 due to ongoing business development and referral programs. The amount of fees received from the origination of mortgage loans increased $57,983 or 79.3% from $73,128 to $131,111 for the first three months of 2004 and 2005, respectively. This increase can be attributed to strong refinancing activity in anticipation of long-term rates increasing. The amount of fees received from the origination of mortgage loans during the remainder of 2005 will depend on changes in long-term interest rates. The amount of fees generated from the Bank’s ATM/debit card programs increased $7,304 or 6.4% from $113,381 to $120,685 for the first three months of 2004 and 2005, respectively. This increase was realized through higher transaction volumes on the cards outstanding. This amount is not expected to increase significantly during the remainder of 2005 due to the expiration of a revenue sharing contract during June for ATM’s located in several grocery stores in the Bank’s primary trade area. Some of this lost revenue will be replaced by fees earned on the Bank’s commercial debit card, which was introduced during the first quarter of 2005. Commercial debit cards earn higher transaction fees and have less loss liability than consumer debit cards.

Other operating income increased $16,734 or 56.1% from $29,848 to $46,582 for the first three months of 2004 and 2005, respectively. This increase can be attributed to rental income received on office space at the Bank’s Old Town Center.

Noninterest Expenses

Total noninterest expenses increased $186,773 or 6.2% from $3,021,563 to $3,208,336 for the first three months of 2004 and 2005, respectively. The efficiency ratio of the Company was 60.21% for the three months ended March 31, 2005 and 66.26% for the three months ended March 31, 2004. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.00% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $106,873 or 6.0% from $1,771,237 for the first three months of 2004 to $1,878,110 for the first three months of 2005. This increase can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses decreased $15,043 or 6.2% from $244,217 to $229,174 for the first three months of 2004 and 2005, respectively. This decrease can be attributed to the relocation of the Old Post Office Branch and opening of the Old Town Center during January of 2004.

Equipment expenses decreased $15,074 or 9.1% from $165,310 to $150,236 for the first three months of 2004 and 2005, respectively. This decrease can also be attributed to the relocation of the Old Post Office Branch and opening of the Old Town Center during January of 2004.

Advertising and marketing expenses decreased $6,891 or 6.3% from $109,821 to $102,930 for the first three months of 2004 and 2005, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $100,738 or 17.1% from $590,688 to $691,426 for the first three months of 2004 and 2005, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $597,398 and $394,552 for the first three months of 2005 and 2004, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 30.72% and 30.57% for the first three months of 2005 and 2004, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $77.1 million at March 31, 2005 as compared to $74.2 million at December 31, 2004. This represents an increase of $2.8 million or 3.8%. The Company had securities purchases totaling $6.8 million during the first three months of 2005. The Company had total maturities and principal repayments of $3.1 million during the first three months of 2005. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2005. Note 3 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2005 and December 31, 2004.

The Company had $20.7 million and $19.6 million in securities classified as held to maturity at March 31, 2005 and December 31, 2004, respectively. The Company had $56.4 million and $54.7 million in securities classified as available for sale at March 31, 2005 and December 31, 2004, respectively. The Company had an unrealized loss on available for sale securities of $377,052 at March 31, 2005 as compared to an unrealized gain of $510,307 at December 31, 2004.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $320.7 million and $311.1 million at March 31, 2005 and December 31, 2004, respectively. This represents an increase of $9.6 million or 3.1% for the first three months of 2004. The Company’s loan growth was accomplished through competitive loan pricing, experienced loan officers, and continuous sales efforts. Based on the current loan pipeline, the Company expects loan growth to continue for the remainder of 2005. The ratio of loans to deposits increased during the first quarter of 2005 from 91.94% at December 31, 2004 to 95.08% at March 31, 2005. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 4 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2005 and December 31, 2004.

Loans secured by real estate were $262.5 million or 81.8% and $252.2 million or 81.1% of total loans at March 31, 2005 and December 31, 2004, respectively. This represents an increase of $10.3 million or 4.1% during the first three months of 2005. These loans are well-secured and based on conservative appraisals in a stable market. Generally, the Company does not make real estate loans outside its primary market area. Consumer installment loans were $32.0 million or 10.0% and $33.5 million or 10.8% of total loans at March 31, 2005 and December 31, 2004, respectively. This represents a decrease of $1.5 million or 4.4% during the first three months of 2005. This type of loan is primarily comprised of vehicle loans which have been difficult to increase due to manufacturer financing options and customers using alternative financing such as home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $24.7 million or 7.7% and $23.9 million or 7.7% of total loans at March 31, 2005 and December 31, 2004, respectively. This represents an increase of $0.8 million or 3.4% for the first three months of 2005.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004. Charged-off loans were $79,746 and $128,479 for the three months ended March 31, 2005 and 2004, respectively. Recoveries were $110,596 and $24,195 for the three months ended March 31, 2005 and 2004, respectively. This resulted in net recoveries of $30,850 and net charge-offs of $104,284 for the three months ended March 31, 2005 and 2004, respectively. The net recoveries during the first quarter of 2005 resulted from collecting a mortgage loan secured by a nonfarm, nonresidential property, which was charged-off during 2001. The allowance for loan losses as a percentage of loans was 1.05% at March 31, 2005 and December 31, 2004. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonaccrual loans were $27,580 at March 31, 2005. There were no nonaccrual loans at December 31, 2004. The Company did not have any restructured loans or other real estate owned at March 31, 2005 or December 31, 2004. The percentage of nonperforming assets to loans and other real estate owned was 0.01% at March 31, 2005. Total loans past due 90 days or more and still accruing interest were $57,578 or 0.02% and $63,623 or 0.02% of total loans at March 31, 2005 and December 31, 2004, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. The allowance for loan losses at March 31, 2005 includes $13,790 in specific allocations for the nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $548,562 and $493,034 at March 31, 2005 and December 31, 2004, respectively. This represents an increase of $55,528 or 11.3% during the first three months of 2005. At March 31, 2005, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $54,856 in specific allocations for these loans.

Deposits

Total deposits were $337.3 million and $338.3 million at March 31, 2005 and December 31, 2004, respectively. This represents a decrease of $1.0 million or 0.3% during the first three months of 2005. Note 6 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2005 and December 31, 2004.

Noninterest-bearing demand deposits, which is comprised of checking accounts, decreased $3.5 million or 4.3% from $82.6 million at December 31, 2004 to $79.1 million at March 31, 2005. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, increased $0.9 million or 0.5% from $182.1 million at December 31, 2004 to $183.0 million at March 31, 2005. Time deposits increased $1.5 million or 2.1% from $73.6 million at December 31, 2004 to $75.1 million at March 31, 2005.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $308.5 million or 91.5% and $310.2 million or 91.7% of total deposits at March 31, 2005 and December 31, 2004, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2005 was $32.6 million, reflecting a percentage of total assets of 7.71%, as compared to $32.0 million and 7.73% at December 31, 2004. Shareholders’ equity per share increased $0.37 or 1.8% to $21.51 per share at March 31, 2005 from $21.14 per share at December 31, 2004. During the first quarter of 2005, the Company paid a dividend of $0.22 per share as compared to $0.20 per share for the same period of 2004. Total dividends paid during 2004 were $0.84 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier I capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier I capital. The $7.0 million in trust preferred securities, issued by the Company during 2002, qualifies as Tier I capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier I risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier I leverage ratio of 4%. The Company’s policy requires a Tier I risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier I leverage ratio of 5%. The Company’s Tier I risk-based capital ratio was 12.54% at March 31, 2005 as compared to 12.38% at December 31, 2004. The Company’s total risk-based capital ratio was 13.61% at March 31, 2005 as compared to 13.43% at December 31, 2004. The Company’s Tier I capital to average total assets ratio was 9.50% at March 31, 2005 as compared to 9.47% at December 31, 2004. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2005, liquid assets totaled $136.8 million as compared to $138.2 million at December 31, 2004. These amounts represent 35.0% and 36.2% of total liabilities at March 31, 2005 and December 31, 2004, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2004 Form 10-K.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the normal course of business, various legal claims arise from time to time which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company is not currently involved in any material pending legal proceedings.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of May, 2005.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr. Vice President, Chief Financial Officer and Secretary-Treasurer