Form 10-Q
period 2005-09-30
EAGLE FINANCIAL SERVICES INC
filed 2005-11-10
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 3, 2005 was 1,525,586.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$13,584	$10,430
Federal funds sold	—	1,612
Securities available for sale, at fair value	55,795	54,651
Securities held to maturity (fair value: 2005, $25,584; 2004, $19,834)	25,452	19,586
Loans, net of allowance for loan losses of $3,602 in 2005 and $3,265 in 2004	344,117	307,833
Bank premises and equipment, net	14,695	13,772
Other assets	6,723	5,927

Total assets	$460,366	$413,811

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$88,405	$82,620
Savings and interest bearing demand deposits	168,762	182,143
Time deposits	100,965	73,564

Total deposits	$358,132	$338,327
Federal funds purchased and securities sold under agreements to repurchase	18,467	4,833
Federal Home Loan Bank advances	40,000	30,000
Trust preferred capital notes	7,217	7,217
Other liabilities	1,383	1,465
Commitments and contingent liabilities	—	—

Total liabilities	$425,199	$381,842

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 5,000,000 shares; issued 2005, 1,525,586 shares; issued 2004, 1,512,487 shares	3,814	3,781
Surplus	5,168	4,569
Retained earnings	26,400	23,282
Accumulated other comprehensive income	(215)	337

Total shareholders’ equity	$35,167	$31,969

Total liabilities and shareholders’ equity	$460,366	$413,811

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and Dividend Income
Interest and fees on loans	$5,274	$4,325	$14,868	$12,449
Interest on federal funds sold	3	49	14	58
Interest on securities held to maturity:
Taxable interest income	15	39	67	128
Interest income exempt from federal income taxes	213	113	559	301
Interest and dividends on securities available for sale:
Taxable interest income	519	383	1,574	986
Interest income exempt from federal income taxes	25	18	72	52
Dividends	40	26	116	88
Interest on deposits in banks	3	1	4	2

Total interest and dividend income	$6,092	$4,954	$17,274	$14,064

Interest Expense
Interest on deposits	$1,254	$766	$3,283	$2,011
Interest on federal funds purchased and securities sold under agreements to repurchase	88	24	213	72
Interest on Federal Home Loan Bank advances	380	279	938	803
Interest on trust preferred capital notes	124	90	346	253

Total interest expense	$1,846	$1,159	$4,780	$3,139

Net interest income	$4,246	$3,795	$12,494	$10,925
Provision For Loan Losses	175	75	395	390

Net interest income after provision for loan losses	$4,071	$3,720	$12,099	$10,535

Noninterest Income
Trust department income	$119	$120	$471	$345
Service charges on deposit accounts	521	476	1,496	1,223
Other service charges and fees	643	547	1,661	1,432
Securities gains	11	—	20	156
Other operating income	77	230	219	357

Total noninterest income	$1,371	$1,373	$3,867	$3,513

Noninterest Expenses
Salaries and employee benefits	$2,002	$1,871	$5,796	$5,373
Occupancy expenses	221	235	674	703
Equipment expenses	161	204	471	656
Advertising and marketing expenses	115	116	323	309
Stationery and supplies	79	39	261	186
ATM network fees	72	42	224	190
Other operating expenses	799	515	2,175	1,660

Total noninterest expenses	$3,449	$3,022	$9,924	$9,077

Income before income taxes	$1,993	$2,071	$6,042	$4,971
Income Tax Expense	593	615	1,832	1,512

Net income	$1,400	$1,456	$4,210	$3,459

Earnings Per Share
Net income per common share, basic	$0.92	$0.97	$2.77	$2.30

Net income per common share, diluted	$0.92	$0.97	$2.77	$2.30

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003	$3,744	$4,006	$19,935	$681		$28,366
Comprehensive income:
Net income			3,459		$3,459	3,459
Other comprehensive (loss):
Unrealized holding losses arising during the period, net of deferred income taxes of $2					(5)
Reclassification adjustment, net of income taxes of $53					(101)

Other comprehensive (loss), net of income taxes of $55				(106)	(106)	(106)

Total comprehensive income					$3,353

Amortization of unearned compensation, restricted stock awards		57				57
Issuance of common stock, dividend investment plan (7,560 shares)	19	315				334
Dividends declared ($0.62 per share)		(930)			(930)

Balance, September 30, 2004	$3,763	$4,378	$22,464	$575		$31,180

Balance, December 31, 2004	$3,781	$4,569	$23,282	$337		$31,969
Comprehensive income:
Net income			4,210		$4,210	4,210
Other comprehensive (loss):
Unrealized holding losses arising during the period, net of deferred income taxes of $278					(539)
Reclassification adjustment, net of income taxes of $6					(13)

Other comprehensive (loss), net of income taxes of $284				(552)	(552)	(552)

Total comprehensive income					$3,658

Issuance of common stock, employee benefit plan (2,278 shares)	6	92				98
Issuance of restricted stock, stock incentive plan (1,800 shares)	5	84
Unearned compensation on restricted stock		(89)
Amortization of unearned compensation, restricted stock awards		136				136
Issuance of common stock, dividend investment plan (9,021 shares)	22	376				398
Dividends declared ($0.72 per share)			(1,092)			(1,092)

Balance, September 30, 2005	$3,814	$5,168	$26,400	$(215)		$35,167

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$4,210	$3,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	509	527
Amortization of intangible and other assets	156	161
Loss on equity investment	11	8
Provision for loan losses	395	390
Accrual of restricted stock awards	136	57
(Gain) on sale of securities	(20)	(156)
Premium amortization on securities, net	68	138
Changes in assets and liabilities:
(Increase) in other assets	(853)	(129)
Increase in other liabilities	92	314

Net cash provided by operating activities	$4,704	$4,769

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$1,813	$2,841
Proceeds from maturities and principal payments of securities available for sale	6,984	6,975
Proceeds from sales of securities available for sale	728	2,283
Purchases of securities held to maturity	(8,158)	(7,751)
Purchases of securities available for sale	(9,260)	(24,530)
Purchases of bank premises and equipment	(1,432)	(940)
Net (increase) in loans	(36,679)	(18,925)

Net cash (used in) investing activities	$(46,004)	$(40,047)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, money market and savings accounts	$(7,597)	$35,867
Net increase in certificates of deposit	27,401	10,575
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	13,635	(10,896)
Net increase in Federal Home Loan Bank advances	10,000	6,956
Issuance of common stock, employee benefit plan	98	—
Cash dividends paid	(695)	(596)

Net cash provided by financing activities	$42,842	$41,906

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

(dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Increase in cash and cash equivalents	$1,542	$6,628
Cash and Cash Equivalents
Beginning	12,042	11,338

Ending	$13,584	$17,966

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,693	$3,086

Income taxes	$1,990	$1,244

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock, dividend investment plan	$398	$334

Issuance of restricted common stock, stock incentive plan	$89	$—

Unrealized (loss) on securities available for sale	$(836)	$(162)

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

NOTE 1. General

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the nine month period ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

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

NOTE 2. Stock-Based Compensation Plan

The Company has a stock-based compensation plan which it accounts for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as each option granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to its stock-based compensation plan for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$1,400	$1,457	$4,210	$3,459
Total stock-based compensation expense based on fair value of all awards, net of taxes	11	6	34	17

Pro forma net income	$1,389	$1,451	$4,176	$3,442

Earnings per share:
Basic - as reported	$0.92	$0.97	$2.77	$2.30
Basic - pro forma	0.91	0.96	2.75	2.29
Diluted - as reported	0.92	0.97	2.77	2.30
Diluted - pro forma	0.91	0.96	2.75	2.29

NOTE 3. Earnings Per Common Share

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2005 and 2004 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average number of common shares outstanding	1,523,674	1,503,986	1,519,090	1,501,440
Effect of dilutive options	1,737	15	954	290

Average number of common shares outstanding used to calculate diluted earnings per share	1,525,411	1,504,001	1,520,044	1,501,730

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2005 and December 31, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$31,049	$16	$(320)	$30,745
Mortgage-backed securities	15,611	9	(182)	15,438
Obligations of states and political subdivisions	2,592	45	(19)	2,618
Corporate securities	3,819	125	—	3,944
Restricted stock	3,050	—	—	3,050

	$56,121	$195	$(521)	$55,795

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$26,533	$102	$(75)	$26,560
Mortgage-backed securities	16,396	112	(31)	16,477
Obligations of states and political subdivisions	1,950	78	(3)	2,025
Corporate securities	7,078	327	—	7,405
Restricted stock	2,184	—	—	2,184

	$54,141	$619	$(109)	$54,651

Proceeds from sales of securities available for sale during the first nine months of 2005 and 2004 were $727,547 and $2,283,504, respectively. Gross gains of $22,408 and gross losses of $2,692 were realized on sales during the first nine months of 2005. Gross gains of $155,798 and gross losses of $281 were realized on sales the first nine months of 2004.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2005 and December 31, 2004 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$26,287	$278	$1,957	$42	$28,244	$320
Mortgage-backed securities	12,323	163	886	19	13,209	182
Obligations of states and political subdivisions	1,215	19	—	—	1,215	19

	$39,825	$460	$2,843	$61	$42,668	$521

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$12,919	$75	$—	$—	$12,919	$75
Mortgage-backed securities	4,024	21	1,151	10	5,175	31
Obligations of states and political subdivisions	396	3	—	—	396	3

	$17,339	$99	$1,151	$10	$18,490	$109

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At September 30, 2005, the gross unrealized losses totaling $521,000 included sixty-one debt securities. At December 31, 2004, the gross unrealized losses totaling $109,000 included twenty-eight debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other-than-temporary.

Amortized costs and fair values of securities held to maturity at September 30, 2005 and December 31, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,001	$—	$(20)	$981
Mortgage-backed securities	539	—	(9)	530
Obligations of states and political subdivisions	23,912	217	(56)	24,073

	$25,452	$217	$(85)	$25,584

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,003	$—	$(19)	$984
Mortgage-backed securities	1,256	29	(1)	1,284
Obligations of states and political subdivisions	17,327	270	(31)	17,566

	$19,586	$299	$(51)	$19,834

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2005 and December 31, 2004 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$981	$20	$981	$20
Mortgage-backed securities	530	9	—	—	530	9
Obligations of states and political subdivisions	6,301	36	1,023	20	7,324	56

	$6,831	$45	$2,004	$40	$8,835	$85

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$490	$10	$494	$9	$984	$19
Mortgage-backed securities	662	1	—	—	662	1
Obligations of states and political subdivisions	3,657	29	173	2	3,830	31

	$4,809	$40	$667	$11	$5,476	$51

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At September 30, 2005, the gross unrealized losses totaling $85,000 included twenty-three debt securities. At December 31, 2004, the gross unrealized losses totaling $51,000 included fourteen debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other-than-temporary.

NOTE 5. Loans

The composition of loans at September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$39,161	$31,821
Secured by farmland	3,135	3,234
Secured by 1-4 family residential properties	159,412	144,377
Other real estate loans	87,199	72,767
Loans to farmers	1,251	1,322
Commercial and industrial loans	25,280	23,862
Consumer installment loans	32,042	33,472
All other loans	239	243

	$347,719	$311,098
Less: Allowance for loan losses	(3,602)	(3,265)

	$344,117	$307,833

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 and the year ended December 31, 2004 were as follows:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004	Nine Months Ended September 30, 2004
	(in thousands)
Balance, beginning	$3,265	$2,867	$2,867
Provision charged to operating expense	395	525	390
Recoveries added to the allowance	166	115	92
Loan losses charged to the allowance	(224)	(242)	(204)

Balance, ending	$3,602	$3,265	$3,145

Total loans past due ninety days or greater still accruing interest were $41,000 and $64,000 at September 30, 2005 and December 31, 2004. There were no impaired loans at September 30, 2005 or December 31, 2004. There were no nonaccrual loans at September 30, 2005 or December 31, 2004.

NOTE 7. Deposits

The composition of deposits at September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Noninterest bearing demand deposits	$88,405	$82,620

Savings and interest bearing demand deposits:
NOW accounts	$62,945	$70,597
Money market accounts	48,915	50,790
Regular savings accounts	56,902	60,756

	$168,762	$182,143

Time deposits:
Balances of less than $100,000	$58,992	$45,469
Balances of $100,000 and more	41,973	28,095

	$100,965	$73,564

	$358,132	$338,327

NOTE 8. Pension and Postretirement Benefit Plans

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three and nine months ended September 30, 2005 and 2004:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$87	$67	$—	$—
Interest cost	54	50	3	5
Expected return on plan assets	(51)	(48)	—	—
Amortization of prior service costs	3	3	—	—
Amortization of net obligation at transition	—	—	1	1
Recognized net actuarial loss	23	20	1	2

Net periodic benefit cost	$116	$92	$5	$8

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$263	$203	$—	$—
Interest cost	161	149	12	15
Expected return on plan assets	(155)	(144)	—	—
Amortization of prior service costs	9	9	—	—
Amortization of net obligation at transition	—	—	2	2
Recognized net actuarial loss	70	59	2	7

Net periodic benefit cost	$348	$276	$16	$24

Note 9 to the consolidated financial statements in the 2004 Form 10-K stated that the Company would contribute $400,000 to its pension plan during 2005. The Company has made total contributions of $300,000 during the first nine months of 2005.

NOTE 9. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The Trust issued $217,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2005 was 7.41%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

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

NOTE 10. Recent Accounting Pronouncements

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

On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), “Share-Based Payment” (FAS 123R), that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the Securities and Exchange Commission (the “SEC”)) is for annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact the Company’s results of operations at the present time.

In November 2004, the Emerging Issues Task Force (“EITF” or “Task Force”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB ratified the consensus on that one issue at its November 25, 2004 meeting. In September 2004, the FASB directed its staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby it declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB directed its staff to issue EITF Issue 03-1a as final and to draft a new FSP that will replace EITF Issue 03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2005, the Company had total assets of $460,366,000, net loans of $344,117,000, total deposits of $358,132,000 and shareholders’ equity of $35,167,000. The Company’s net income was $4,210,000 for the nine months ended September 30, 2005.

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

As interest rates change, the Bank attempts to maintain its net interest margin. This is accomplished by changing the price, terms, and mix of its financial assets and liabilities. The Bank also earns fees on services provided through its trust department, sales of investments through Eagle Investment Services, mortgage originations and deposit operations. The Bank also incurs noninterest expenses associated with compensating employees, maintaining and acquiring fixed assets, and purchasing goods and services necessary to support its daily operations.

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

The Bank uses a Directors Loan Committee and lending limits approved by the Directors Loan Committee to approve loan requests. The loan officers are categorized based on the amount of secured and unsecured lending authority they possess. The highest authority (Category I) is comprised of the Bank’s Chief Executive Officer, the Senior Loan Officer, and the Associate Senior Loan Officer. There are six additional categories (Categories II, III, IV, V, VI and VII) with different amounts of secured and unsecured authority. Two officers in Category I may combine their authority to approve a loan request of up to $1,600,000 secured or $800,000 unsecured. An officer in Category II, III, IV, V, or VI may combine his or her authority with one officer in a higher category to approve a loan request. Any loan request which exceeds the combined authority of the categories must be presented to the Directors Loan Committee. The Directors Loan Committee, which currently consists of four directors (three directors constitute a quorum, of whom any two may act), approves loan requests which exceed the combined authority of two loan officers as described above. The minimum amount which requires Director Loan Committee approval, which is derived by combining the authorities of a Category I and Category VI officer, is $825,000 secured and $405,000 unsecured. The Directors Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first nine months of 2005 was $4,210,000, an increase of $751,000 or 21.7% as compared to net income for the first nine months of 2004 of $3,459,000. Earnings per share, basic and diluted, were $2.77 and $2.30 for the first nine months of 2005 and 2004, respectively. Net income for the third quarter of 2005 was $1,400,000, a decrease of $56,000 or 3.9% as compared to net income for the third quarter of 2004 of $1,456,000. Earnings per share, basic and diluted, were $0.92 and $0.97 for the third quarter of 2005 and 2004, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first nine months of 2005 and 2004 was 1.31% and 1.23%, respectively. Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first nine months of 2005 and 2004 was 16.82% and 15.56%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $12,494,000 and $10,925,000 for the first nine months of 2005 and 2004, respectively, which represents an increase of $1,569,000 or 14.4%. Net interest income was $4,246,000 and $3,795,000 for the third quarter of 2005 and 2004, respectively, which represents an increase of $451,000 or 11.9%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $17,274,000 and $14,064,000 for the first nine months of 2005 and 2004, respectively, which represents an increase of $3,210,000 or 22.8%. Total interest income was $6,092,000 and $4,954,000 for the third quarter of 2005 and 2004, respectively, which represents an increase of $1,138,000 or 23.0%. Total interest expense was $4,780,000 and $3,139,000 for the first nine months of 2005 and 2004, respectively, which represents an increase of $1,641,000 or 52.3%. Total interest expense was $1,846,000 and $1,159,000 for the third quarter of 2005 and 2004, respectively, which represents an increase of $687,000 or 59.3%.

The net interest margin was 4.26% and 4.32% for the first nine months of 2005 and 2004, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2005 and 2004. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,274	$4,325	$14,868	$12,449
Interest Income - Securities and Other Interest-Earnings Assets	818	629	2,406	1,615
Interest Expense - Deposits	1,253	767	3,283	2,011
Interest Expense - Other Borrowings	593	392	1,497	1,128

Total Net Interest Income	$4,246	$3,795	$12,494	$10,925

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$17	$13	$42	$44
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	122	68	325	182

Total Tax Benefit on Tax-Exempt Interest Income	$139	$81	$367	$226

Tax-Equivalent Net Interest Income	$4,385	$3,876	$12,861	$11,151

The tax-equivalent yield on earning assets increased 30 basis points from 5.54% to 5.84% for the first nine months of 2004 and 2005, respectively. The tax-equivalent yield on securities decreased 9 basis points from 4.69% to 4.60% for the first nine months of 2004 and 2005, respectively. This decrease was caused by yields on recently purchased securities being lower than the maturing or called securities being replaced. The tax-equivalent yield on loans increased 37 basis points from 5.78% to 6.15% for the first nine months of 2004 and 2005, respectively. This reflects the repricing of variable rate loans which are indexed to Prime. The average rate on interest bearing liabilities increased 50 basis points from 1.54% to 2.04% for the first nine months of 2004 and 2005, respectively. This change was caused primarily by deposit pricing and product mix. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. With regard to interest-bearing deposits, the Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $395,000 for the first nine months of 2005 as compared to $390,000 for the first nine months of 2004. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio. The $5,000 increase in the amount of provision for loan losses during 2005 as compared to 2004 can be primarily attributed to growth in total loans outstanding.

Noninterest Income

Total noninterest income for the first nine months of 2005 and 2004 was $3,867,000 and $3,513,000, respectively, which represents an increase of $354,000 or 10.1%. Total noninterest income for the third quarter of 2005 and 2004 was $1,371,000 and $1,373,000, respectively, which represents a decrease of $2,000 or 0.2%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

The Company earned $20,000 on sales of securities during the first nine months of 2005 as compared to $156,000 for the first nine months of 2004. The sales during 2005 were comprised of mortgage-backed securities and the sales during 2004 were comprised of mortgage-backed securities and corporate securities. Other operating income decreased $138,000 or 38.7% from $357,000 for the first nine months of 2004 to $219,000 for the first nine months of 2005. Other operating income decreased $153,000 or 66.5% from $230,000 for the third quarter of 2004 to $77,000 for the third quarter of 2005. The decreases in other operating income during the third quarter and first nine months of 2005 as compared to 2004 can be attributed to life insurance proceeds paid to the Bank upon the death of a retired officer during the third quarter of 2004.

Trust department income increased $126,000 or 36.5% from $345,000 for the first nine months of 2004 to $471,000 for the nine months of 2005. Trust department income decreased $1,000 or 0.8% from $120,000 for the third quarter of 2004 to $119,000 for the third quarter of 2005. The amount of Trust department income is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $273,000 or 22.3% from $1,223,000 to $1,496,000 for the first nine months of 2004 and 2005, respectively. Service charges on deposit accounts increased $45,000 or 9.5% from $476,000 to $521,000 for the third quarter of 2004 and 2005, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. In addition, a portion of the increase during the first nine months of 2005 as compared to 2004 can be attributed to the Bank’s introduction of an overdraft privilege product during April 2004. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees increased $229,000 or 16.0% from $1,432,000 for the first nine months of 2004 to $1,661,000 for the first nine months of 2005. Other service charges and fees increased $96,000 or 17.6% from $547,000 for the third quarter of 2004 to $643,000 for the third quarter of 2005. The increase for the first nine months of 2005, as compared to 2004, can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees received from the origination of mortgage loans for the secondary market, and fees generated from the Bank’s ATM/debit card programs. The amount of commissions received from the sale of non-deposit investment products increased $25,000 or 7.3% from $344,000 to $369,000 for the first nine months of 2004 and 2005, respectively. This increase was realized through both the development of new customers and providing additional products to existing customers. This amount is expected to increase during the remainder of 2005 due to ongoing business development and referral programs. The amount of fees received from the origination of mortgage loans increased $151,000 or 47.8% from $316,000 to $467,000 for the first nine months of 2004 and 2005, respectively. This increase can be attributed to strong refinancing activity and ongoing business development. The amount of fees received from the origination of mortgage loans during the remainder of 2005 will depend on changes in long-term interest rates. The amount of fees generated from the Bank’s ATM/debit card programs increased $43,000 or 11.1% from $387,000 to $430,000 for the first nine months of 2004 and 2005, respectively. This increase was realized through higher transaction volumes on the cards outstanding. This amount is expected to increase slightly during the remainder of 2005 due to fees earned on the Bank’s commercial debit card, which was introduced during the first quarter of 2005. Commercial debit cards earn higher transaction fees and have less loss liability than consumer debit cards.

Noninterest Expenses

Total noninterest expenses increased $847,000 or 9.3% from $9,077,000 to $9,924,000 for the first nine months of 2004 and 2005, respectively. Total noninterest expenses increased $427,000 or 14.1% from $3,022,000 to $3,449,000 for the third quarter of 2004 and 2005, respectively. The efficiency ratio of the Company was 59.32% for the nine months ended September 30, 2005 and 61.90% for the nine months ended September 30, 2004. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.00% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $423,000 or 7.9% from $5,373,000 for the first nine months of 2004 to $5,796,000 for the first nine months of 2005. Salaries and benefits increased $131,000 or 7.0% from $1,871,000 for the third quarter of 2004 to $2,002,000 for the third quarter of 2005. These increases can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses decreased $29,000 or 4.1% from $703,000 to $674,000 for the first nine months of 2004 and 2005, respectively. Occupancy expenses during the third quarter of 2004 and 2005 were $235,000 and $221,000, respectively. The decrease during the first nine months of 2005 as compared to 2004 can be attributed to the relocation of the Old Post Office Branch and opening of the Old Town Center during January of 2004.

Equipment expenses decreased $185,000 or 28.2% from $656,000 to $471,000 for the first nine months of 2004 and 2005, respectively. Equipment expenses decreased $43,000 or 21.1% from $204,000 to $161,000 for the third quarter of 2004 and 2005, respectively. The decrease during the first nine months of 2005 as compared to 2004 can also be attributed to the relocation of the Old Post Office Branch and opening of the Old Town Center during January of 2004.

Advertising and marketing expenses increased $14,000 or 4.5% from $309,000 to $323,000 for the first nine months of 2004 and 2005, respectively. Advertising and marketing expenses decreased $1,000 or 0.9% from $116,000 to $115,000 for the third quarter of 2004 and 2005, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $515,000 or 31.0% from $1,660,000 to $2,175,000 for the first nine months of 2004 and 2005, respectively. Other operating expenses increased $284,000 or 55.2% from $515,000 to $799,000 for the third quarter of 2004 and 2005, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category, which had significant increases during 2005 as compared to 2004, are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $1,832,000 and $1,512,000 for the first nine months of 2005 and 2004, respectively. This increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. The amount of income tax expense for the first nine months of 2005 and 2004 correspond to an effective tax rate of 30.60% and 30.41%, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $81,247,000 at September 30, 2005 as compared to $74,237,000 at December 31, 2004. This represents an increase of $7,010,000 or 9.4%. The Company had securities purchases totaling $17,418,000 during the first nine months of 2005. The Company had total maturities and principal repayments of $8,797,000 during the first nine months of 2005. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2005. Note 3 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2005 and December 31, 2004.

The Company had $25,452,000 and $19,586,000 in securities classified as held to maturity at September 30, 2005 and December 31, 2004, respectively. The Company had $55,795,000 and $54,651,000 in securities classified as available for sale at September 30, 2005 and December 31, 2004, respectively. The Company had an unrealized loss on available for sale securities of $326,000 at September 30, 2005 and an unrealized gain on available for sale securities of $510,000 at December 31, 2004.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $347,719,000 and $311,098,000 at September 30, 2005 and December 31, 2004, respectively. This represents an increase of $36,621,000 or 11.8% for the first nine months of 2005. The Company’s loan growth was accomplished through competitive loan pricing, experienced loan officers, and continuous sales efforts. Based on the current loan pipeline, the Company expects loans to grow slightly during the fourth quarter of 2005. The ratio of loans to deposits increased during the third quarter of 2005 from 91.94% at December 31, 2004 to 97.09% at September 30, 2005. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 4 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2005 and December 31, 2004.

Loans secured by real estate were $288,907,000 or 83.1% and $252,200,000 or 81.1% of total loans at September 30, 2005 and December 31, 2004, respectively. This represents an increase of $36,707,000 or 14.6% during the first nine months of 2005. These loans are well-secured and based on conservative appraisals in a stable market. Generally, the Company does not make real estate loans outside its primary market area. Consumer installment loans were $32,042,000 or 9.2% and $33,472,000 or 10.8% of total loans at September 30, 2005 and December 31, 2004, respectively. This represents a decrease of $1,430,000 or 4.3% during the first nine months of 2005. This type of loan is primarily comprised of vehicle loans for which demand decreased, primarily due to manufacturer financing options and customers using alternative financing such as home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $25,280,000 or 7.3% and $23,862,000 or 7.7% of total loans at September 30, 2005 and December 31, 2004, respectively. This represents an increase of $1,418,000 or 5.9% for the nine months of 2005.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2005 and 2004 and the year ended December 31, 2004. Charged-off loans were $224,000 and $204,000 for the nine months ended September 30, 2005 and 2004, respectively. Recoveries were $166,000 and $92,000 for the nine months ended September 30, 2005 and 2004, respectively. This resulted in net charge-offs of $58,000 and $112,000 for the nine months ended September 30, 2005 and 2004, respectively. The allowance for loan losses as a percentage of loans was 1.05% at September 30, 2005 and December 31, 2004. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). There were no nonaccrual loans at September 30, 2005 and December 31, 2004. The Company did not have any restructured loans or other real estate owned at September 30, 2005 or December 31, 2004. Total loans past due 90 days or more and still accruing interest were $41,000 or 0.01% and $72,000 or 0.02% of total loans at September 30, 2005 and December 31, 2004, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $718,000 and $493,000 at September 30, 2005 and December 31, 2004, respectively. This represents an increase of $225,000 or 45.6% during the first nine months of 2005. At September 30, 2005, these loans were primarily unsecured and in the process of collection, and the allowance for loan losses includes $303,000 in specific allocations for these loans.

Deposits

Total deposits were $358,132,000 and $338,327,000 at September 30, 2005 and December 31, 2004, respectively. This represents an increase of $19,805,000 or 5.9% during the first nine months of 2005. Note 6 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2005 and December 31, 2004.

Noninterest-bearing demand deposits, which is comprised of checking accounts, increased $5,785,000 or 7.0% from $82,620,000 at December 31, 2004 to $88,405,000 at September 30, 2005. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, decreased $13,382,000 or 7.3% from $182,143,000 at December 31, 2004 to $168,761,000 at September 30, 2005. This decrease can be attributed to the migration of balances from savings accounts to fixed rate, higher-yielding certificates of deposit partly in response to our promotional rates. Time deposits increased $27,401,000 or 37.3% from $73,564,000 at December 31, 2004 to $100,965,000 at September 30, 2005. The significant increase in time deposits can be attributed to certificate of deposit promotions during the first nine months of 2005.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $316,519,000 or 88.3% and $310,232,000 or 91.7% of total deposits at September 30, 2005 and December 31, 2004, respectively. The increase in certificates of deposit of $100,000 and more caused the decrease in the ratio of core deposits to total deposits.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2005 was $35,167,000, reflecting a percentage of total assets of 7.64%, as compared to $31,969,143 and 7.73% at December 31, 2004. The common stock’s book value increased $1.91 or 9.1% to $23.05 per share at September 30, 2005 from $21.14 per share at December 31, 2004. During the third quarter of 2005, the Company paid a dividend of $0.27 per share as compared to $0.21 per share for the same period of 2004. During the first nine months of 2005, the Company paid total dividends of $0.72 per share as compared to $0.62 per share for the same period of 2004. Total dividends paid during 2004 were $0.84 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier I capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier I capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier I capital. The $7,000,000 in trust preferred securities, issued by the Company during 2002, qualifies as Tier I capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier I risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier I leverage ratio of 4%. The Company’s policy requires a Tier I risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier I leverage ratio of 5%. The Company’s Tier I risk-based capital ratio was 12.38% at September 30, 2005 and December 31, 2004. The Company’s total risk-based capital ratio was 13.44% at September 30, 2005 as compared to 13.43% at December 31, 2004. The Company’s Tier I leverage ratio was 9.53% at September 30, 2005 as compared to 9.47% at December 31, 2004. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2005, liquid assets totaled $145,695,000 as compared to $138,176,000 at December 31, 2004. These amounts represent 34.3% and 36.2% of total liabilities at September 30, 2005 and December 31, 2004, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of November, 2005.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr. Vice President, Chief Financial Officer and Secretary-Treasurer