Form 10-K
period 2005-12-31
EAGLE FINANCIAL SERVICES INC
filed 2006-03-30
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, Par Value $2.50

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2005 was $61,745,640.

The number of shares of the registrant’s Common Stock outstanding at March 1, 2006 was 3,075,650.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1. Business

General

Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.

The Bank has ten full-service branches and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has offices located in Clarke County, Frederick County, and the City of Winchester. This market area is located in northwestern Virginia, approximately 60 miles west of Washington, D.C. The total population of the Bank’s market area is approximately 100,000. The local economy is growing and is driven by a number of industries including manufacturing, agriculture, and construction.

The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial loans. The Bank also has a credit card program which offers credit cards and merchant services to customers. The Bank has sixteen ATM locations in its trade area and issues both ATM cards and Debit cards to deposit customers. These cards can be used to withdraw cash at most ATM’s through the Bank’s membership in both regional and national networks. These cards can also be used to make purchases at retailers who accept transactions through the same regional and national networks. The Bank offers both telephone banking and internet banking to its customers. Both of these services can be used by consumer and commercial customers to research account information and transfer funds between accounts. The internet banking also offers online bill payment to consumer and commercial customers.

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

In addition to the Bank, the Company has a wholly owned subsidiary, Eagle Financial Statutory Trust I, which was formed in connection with the issuance of $7,000,000 in trust preferred securities in May 2002. The Company is also a general partner in a low income housing project. The Company’s subsidiary, Bank of Clarke County, is a partner in Bankers Title Shenandoah, LLC, which sells title insurance and is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks.

Employees

The Bank, including Eagle Investment Services, had 39 officers, 108 other full-time and 27 part-time employees (or 157 full-time equivalent employees) as of December 31, 2005. None of the Bank’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

SEC Filings

The Company maintains an internet website at www.bankofclarke.com. Shareholders of the Company and the public may access the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Investor Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Credit Policies

The lending activities are performed, and the credit policy issues are administered, by the Bank. The principal risk associated with the Bank’s loan portfolio is the creditworthiness of its borrowers. In an effort to manage this risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. Credit risk is increased or decreased, depending on the type of loan and prevailing economic conditions. In consideration of the different types of loans in the portfolio, the risk associated with real estate mortgage loans, commercial loans and consumer loans varies based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay debt.

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

Competition

There is competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit union, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2005 as reported to the FDIC, the Company has 18.1% of the total deposits in its market area, which is the second largest share behind BB&T.

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

The Bank Holding Company Act. Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company level are limited to the following:

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

Payment of Dividends. The Company is a legal entity separate and distinct the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2005, the Bank declared $1.20 million in dividends payable to the Company.

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

Capital Requirements. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are as follows:

•	the Total Capital ratio, which is the total of Tier 1 Capital and Tier 2 Capital;

•	the Tier 1 Capital ratio; and

•	the leverage ratio.

Under these regulations, a bank will be classified as follows:

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

The reserve percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.

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

Item 1A. Risk Factors

The Company is subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities. The risk factors applicable to us are as follows:

The Company may not be able to successfully manage its growth or implement its growth strategy, which may adversely affect results of operations and financial condition.

A key component of the Company’s business strategy is to continue to grow and expand. The Company’s ability to grow and expand depends upon its ability to open new branch locations, attract new deposits to the existing and new branch locations, and identify attractive loan and investment opportunities.

The Company may not be able to implement its growth strategy if it is unable to identify attractive markets or branch locations. Once identified, successfully managing growth will depend on integrating the new branch locations while maintaining adequate capital, cost controls and asset quality. As this growth strategy is implemented, the Company will incur construction costs and increased personnel, occupancy and other operating expenses. Because these costs are incurred before new deposits and loans are generated, adding new branch locations will initially decrease earnings, despite efficient execution of this strategy.

The Company’s success depends upon its ability to compete effectively in the banking industry.

The Company’s banking subsidiary faces competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. Certain divisions within the banking subsidiary face competition from wealth management and investment brokerage firms. A number of these banks and other financial institutions are significantly larger and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

The Company’s success depends upon its ability to manage interest rate risk.

The profitability of the Company depends significantly on its net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits and borrowings. Changes in interest rates will affect the rates earned on securities and loans and rates paid on deposits and other borrowings. The Company attempts to minimize, but cannot eliminate, its exposure to interest rate risk because the factors which cause interest rate risk are beyond the Company’s control. These factors include competition, federal economic, monetary and fiscal policies, and general economic conditions. The Company believes that its current interest rate exposure is manageable and does not present any significant negative exposure to interest rate changes.

The Company’s concentration in loans secured by real estate may increase its credit losses, which would negatively affect our financial results.

At December 31, 2005, loans secured by real estate totaled $297,017,000 or 83.5% of the Company’s loan portfolio. A major change in the local real estate market or in the local or national economy could adversely affect borrowers’ ability to pay these loans, which could negatively affect the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. The local real estate market remains strong and the Company is comfortable with its exposure to fluctuations in real estate values.

The Company could be adversely affected by economic conditions in its market area.

The Company’s branches are located in the counties of Clarke and Frederick and the City of Winchester. The local economy is very strong and these areas have some of the lowest unemployment rates in the state of Virginia. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control would negatively impact the Company’s financial condition and performance. These changes could influence the growth rates of loans and deposits, the asset quality of the loan portfolio, and pricing of loans and deposits.

The Company relies heavily on its senior management team and the unexpected loss of key officers could adversely affect operations.

The Company believes that its growth and success depends heavily upon the skills of its senior management team. The Company also depends on the experience of its subsidiary’s officers and on their relationships with the customers they serve. The loss of one or more of these officers could disrupt the Company’s operations and impair its ability to implement its business strategy, which could adversely affect the Company financial condition and performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

Corporate Headquarters:

2 East Main Street Berryville, Virginia 22611 County of Clarke	The main office, owned by the Bank, is a two-story building of brick construction. It houses a full-service branch location, including lending services. In addition, it houses the Bank’s Trust, Operations, Information Technology, Finance, Human Resources, and Marketing Departments. This location has an ATM, but no drive-up banking.

Banking Locations:

108 West Main Street Boyce, Virginia 22620	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking, but no ATM.

202 North Loudoun Street Winchester, Virginia 22601	This location, owned by the Bank, is a three-story brick building that was acquired in 2003. The first floor houses the branch services, including drive-up banking and a drive-up ATM. Also on this floor are employees of the Bank’s investment services division. The Bank’s loan department is located on the second floor, which includes loan officers, loan operations and collections. The basement of this location has been renovated to serve as a training facility for the Bank. The third floor is currently leased to several businesses whose leases the Bank assumed at purchase.

400 McNeil Drive Berryville, Virginia 22611	This location, owned by the Bank, offers drive-up banking only. It also has a drive-up ATM.

1508 Senseny Road Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1460 North Frederick Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

3360 Valley Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1879 Berryville Pike Winchester, Virginia 22602	The Bank leases the land on which this branch was constructed. This location has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

382 Fairfax Pike Stephens City, Virginia 22655	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

625 East Jubal Early Drive Winchester, Virginia 22601	The Bank leases this location. It has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

190 Campus Boulevard, Suite 120 Winchester, Virginia 22601	This Bank leases this branch office, which is located within a regional medical center. This location has a full-service lobby, including lending services and a walk-up ATM. This location does not have drive-up banking.

110 Crock Wells Mill Drive Winchester, Virginia 22603	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM. This branch opened during March 2006.

Other Properties:

40 West Piccadilly Street Winchester, Virginia 22601	The branch located at this address was moved during January 2004 to 202 North Loudoun Street. The Bank intends to hold this property for future growth. The space that was utilized by the Bank is currently leased to two businesses.

2555 Pleasant Valley Road Winchester, Virginia 22601	This property was purchased during 2002 to serve as a future branch site. The Bank has not determined when construction will begin on this location.

18 North Church Street Berryville, Virginia	This building is currently leased as office space. The Bank intends to hold this property for future growth.

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

The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2005 and 2004. The Company may not be aware of the per share price of all trades made. Amounts in the table have been adjusted to reflect the two-for-one stock split of the Company’s common stock on March 15, 2006.

Common Stock Market Price and Dividend Data

	2005		2004		Dividends Per Share
	High	Low	High	Low	2005	2004
1st Quarter	$22.63	$21.05	$24.88	$22.93	$0.11	$0.10
2nd Quarter	24.00	21.88	23.90	21.15	0.12	0.10
3rd Quarter	26.00	24.00	22.75	20.40	0.13	0.11
4th Quarter	28.50	25.75	23.00	21.50	0.14	0.11

As of March 1, 2006, the Company had approximately 1,245 shareholders of record.

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

The Company did not repurchase any shares of its common stock during the fourth quarter of 2005 and otherwise does not have any stock buy-back programs.

Item 6. Selected Financial Data

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and Dividend Income	$23,804	$19,288	$17,148	$15,970	$14,514
Interest Expense	6,883	4,395	3,972	4,618	6,012

Net Interest Income	$16,921	$14,893	$13,176	$11,352	$8,502
Provision for Loan Losses	620	525	650	700	713

Net Interest Income after Provision for Loan Losses	$16,301	$14,368	$12,526	$10,652	$7,789
Noninterest Income	5,166	4,766	3,920	3,468	2,984

Net Revenue	$21,467	$19,134	$16,446	$14,120	$10,773
Noninterest Expenses	13,445	12,522	10,649	9,082	7,376

Income before Income Taxes	$8,022	$6,612	$5,797	$5,038	$3,397
Applicable Income Taxes	2,410	2,002	1,760	1,494	952

Net Income	$5,612	$4,610	$4,037	$3,544	$2,445

Performance Ratios:
Return on Average Assets	1.28%	1.22%	1.26%	1.33%	1.15%
Return on Average Equity	16.57%	15.42%	15.47%	15.47%	12.04%
Shareholders’ Equity to Assets	7.71%	7.73%	8.06%	8.34%	9.04%
Dividend Payout Ratio	27.09%	27.38%	27.61%	26.51%	32.62%

Per Share Data (1):
Net Income, basic	$1.84	$1.53	$1.36	$1.21	$0.84
Net Income, diluted	1.84	1.53	1.36	1.21	0.84
Cash Dividends Declared	0.50	0.42	0.38	0.32	0.28
Book Value	11.77	10.57	9.47	8.25	7.35
Market Price	28.25	22.13	22.90	13.75	12.00
Average Shares Outstanding, Basic	3,042,204	3,007,364	2,975,970	2,939,990	2,904,832
Average Shares Outstanding, Diluted	3,044,976	3,007,930	2,976,114	2,939,990	2,904,832

Balance Sheet Data:
Assets	$466,971	$413,811	$352,010	$292,568	$237,642
Loans	355,779	311,099	276,530	225,978	179,669
Securities	82,693	74,238	47,891	40,335	36,973
Deposits	373,148	338,327	275,532	236,592	197,348
Shareholders’ Equity	35,995	31,969	28,366	24,402	21,473

(1)	Per share amounts have been adjusted to reflect a two-for-one stock split of the Company’s common stock on March 15, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The purpose of this discussion is to focus on the important factors affecting the financial condition, results of operations, liquidity and capital resources of Eagle Financial Services, Inc. (the “Company”). This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2005, the Company had total assets of $466,971,000, net loans of $352,197,000, total deposits of $373,148,000 and shareholders’ equity of $35,995,000. The Company’s net income was $5,612,000 for the year ended December 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

The financial condition and results of operations presented in the Consolidated Financial Statements, the accompanying Notes to the Consolidated Financial Statements and this section depend upon the accounting policies of the Company. The selection and application of these accounting policies involves judgments, estimates, and uncertainties that are subject to change. The following paragraph discusses the accounting policy that management believes is critical to the presentation of the Company’s financial condition and results of operations.

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

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	2005			2004			2003
	Average Balance	Interest Income/ Expense	Average Rate	Average Balances	Interest Income/ Expense	Average Rate	Average Balances	Interest Income/ Expense	Average Rate
Assets:
Securities:
Taxable	$56,364	$2,333	4.14%	$41,093	$1,736	4.22%	$34,975	$1,549	4.43%
Tax-Exempt (1)	23,240	1,332	5.73%	13,428	796	5.93%	9,724	598	6.15%

Total Securities	$79,604	$3,665	4.60%	$54,521	$2,532	4.64%	$44,699	$2,147	4.80%
Loans:
Taxable	327,128	20,455	6.25%	289,324	16,824	5.81%	249,218	15,049	6.04%
Tax-Exempt (1)	2,563	177	6.91%	2,272	162	7.13%	2,418	176	7.28%

Total Loans	$329,691	$20,632	6.26%	$291,596	$16,986	5.83%	$251,636	$15,225	6.05%
Federal funds sold	493	15	3.04%	6,144	93	1.51%	3,344	38	1.14%
Interest-bearing deposits in other banks	253	5	1.98%	197	2	1.02%	162	1	0.62%

Total earning assets	$410,041	$24,317	5.93%	$352,458	$19,613	5.56%	$299,841	$17,411	5.81%

Allowance for loan losses	(3,465)			(3,052)			(2,623)
Total non-earning assets	31,002			29,895			24,211

Total assets	$437,578			$379,301			$321,429

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$64,873	$426	0.66%	$72,553	$476	0.66%	$65,704	$567	0.86%
Money market accounts	50,218	840	1.67%	47,035	520	1.11%	41,508	483	1.16%
Savings accounts	59,105	756	1.28%	42,629	356	0.84%	27,547	155	0.56%
Time deposits:
$100,000 and more	36,138	1,146	3.17%	27,053	546	2.02%	23,079	485	2.10%
Less than $100,000	53,612	1,571	2.93%	44,211	958	2.17%	44,438	1,069	2.41%

Total interest-bearing deposits	$263,946	$4,739	1.80%	$233,481	$2,856	1.22%	$202,276	$2,759	1.36%
Federal funds purchased and securities sold under agreements to repurchase	11,076	349	3.15%	7,423	101	1.36%	6,225	72	1.16%
Federal Home Loan Bank advances	35,617	1,316	3.69%	29,257	1,087	3.72%	20,984	811	3.86%
Trust preferred capital notes	7,217	479	6.64%	7,217	353	4.89%	7,217	330	4.57%

Total interest-bearing liabilities	$317,856	$6,883	2.17%	$277,378	$4,397	1.59%	$236,702	$3,972	1.68%

Noninterest-bearing liabilities:
Demand deposits	84,017			70,487			56,373
Other Liabilities	1,835			1,546			2,234

Total liabilities	$403,708			$349,411			$295,309
Shareholders’ equity	33,870			29,890			26,120

Total liabilities and shareholders’ equity	$437,578			$379,301			$321,429

Net interest income		$17,434			$15,216			$13,439

Net interest spread			3.76%			3.97%			4.13%
Interest expense as a percent of average earning assets			1.68%			1.25%			1.32%
Net interest margin			4.25%			4.32%			4.48%

(1)	Income and yields are reported on tax-equivalent basis using a federal tax rate of 34%.

RESULTS OF OPERATIONS

Net Income

Net income for 2005 was $5,612,000, an increase of $1,002,000 or 21.7% over 2004’s net income of $4,610,000. Net income for 2004 increased $573,000 or 14.2% over 2003’s net income of $4,037,000. Diluted earnings per share were $1.84, $1.53 and $1.36 for 2005, 2004 and 2003, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA for the Company was 1.28%, 1.22% and 1.26% for 2005, 2004 and 2003, respectively. An increase in the amount of interest-earning assets and controls on noninterest expenses caused the 6 basis point increase from 2004 to 2005. A decrease in the net interest margin caused the 4 basis point decrease from 2003 to 2004.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 16.57%, 15.42% and 15.47% for 2005, 2004 and 2003, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $16,921,000 for 2005, $14,893,000 for 2004 and $13,176,000 for 2003, which represents increases of $2,028,000 or 13.6% for 2005 and $1,717,000 or 13.0% for 2004. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2005, 2004 and 2003.

The net interest margin was 4.25% for 2005, 4.32% for 2004 and 4.48% for 2003. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2005, 2004 and 2003. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2005, 2004 and 2003. The decrease of 7 basis points from 2004 to 2005 in the net interest margin was due to a greater increase in the average rate on interest-bearing liabilities than the tax-equivalent yield on average earning assets. The decrease of 16 basis points from 2003 to 2004 in the net interest margin was due to a greater decrease in the tax-equivalent yield on average earning assets than the average rate on interest bearing-liabilities.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	December 31,
	2005	2004	2003
GAAP Financial Measurements:
Interest Income - Loans	$20,572	$16,931	$15,165
Interest Income - Securities and Other Interest-Earnings Assets	3,232	2,357	1,984
Interest Expense - Deposits	4,739	2,856	2,759
Interest Expense - Other Borrowings	2,144	1,539	1,214

Total Net Interest Income	$16,921	$14,893	$13,176

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$60	$53	$60
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	453	270	203

Total Tax Benefit on Tax-Exempt Interest Income	$513	$323	$263

Tax-Equivalent Net Interest Income	$17,434	$15,216	$13,439

The tax-equivalent yield on earning assets increased 37 basis points from 2004 to 2005 and decreased 25 basis points from 2003 to 2004. The tax-equivalent yield on securities decreased 4 basis points from 2004 to 2005 and 16 basis points from 2003 to 2004. These decreases are due to securities purchased during 2004 and 2005 having a lower yield than the securities already in the portfolio. The Company expects the yield on securities to increase slightly during 2006. The tax-equivalent yield on loans increased 43 basis points from

2004 to 2005 and decreased 22 basis points from 2003 to 2004. The increase from 2004 to 2005 was due to increases in the Prime lending rate, which the Bank uses to index variable rate loans. The decrease from 2003 to 2004 was due to aggressive fixed rate pricing offered on certain loan types.

The average rate on interest-bearing liabilities increased 58 basis points from 2004 to 2005 and decreased 9 basis points from 2003 to 2004. These changes were caused primarily by deposit pricing and product mix. The average rate on total interest-bearing deposits increased 58 basis points from 2004 to 2005 and decreased 14 basis points from 2003 to 2004. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. Total average time deposits increased $18,486,000 during 2005, which was caused by several promotions using various terms and above-market rates. With regard to interest-bearing deposits, the Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $11,979,000 from $162,217,000 during 2004 to $174,196,000 during 2005. The Company expects rates on interest-bearing deposits to increase during 2006, which will be caused by competition for funds in the market along with continued rate increases by the Federal Reserve. The changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The average rate on these borrowings increased 179 basis points from 2004 to 2005 and 20 basis points from 2003 to 2004. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which was increased from 2.25% to 4.25% during 2005. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the Federal Home Loan Bank (FHLB) in the form of short and long term advances. The average rate on FHLB advances decreased 3 basis points from 2004 to 2005 and 14 basis points from 2003 to 2004. These decreases can be attributed to additional advances with lower rates than the outstanding advances.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2005 vs 2004			2004 vs 2003
	Increase (Decrease) Due to Changes in:			Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$629	$(32)	$597	$257	$(70)	$187
Tax-exempt	562	(26)	536	219	(21)	198
Loans:
Taxable	2,299	1,332	3,631	2,325	(550)	1,775
Tax-exempt	20	(5)	15	(10)	(4)	(14)
Federal funds sold	767	(845)	(78)	40	15	55
Interest-bearing deposits in other banks	1	2	3	—	1	1

Total earning assets	$4,278	$426	$4,704	$2,831	$(629)	$2,202

Interest-Bearing Liabilities:
NOW accounts	$(50)	$—	$(50)	$74	$(165)	$(91)
Money market accounts	38	282	320	55	(18)	37
Savings accounts	170	230	400	105	96	201
Time deposits:
$100,000 and more	223	377	600	78	(17)	61
Less than $100,000	232	381	613	(5)	(106)	(111)

Total interest-bearing deposits	$613	$1,270	$1,883	$307	$(210)	$97

Federal funds purchased and securities sold under agreements to repurchase	$67	$181	$248	$15	$14	$29
Federal Home Loan Bank Advances	238	(9)	229	304	(28)	276
Trust preferred capital notes	—	126	126	—	23	23

Total interest-bearing liabilities	$918	$1,568	$2,486	$626	$(201)	$425

Change in net interest income	$3,360	$(1,142)	$2,218	$2,205	$(428)	$1,777

Despite decreases in the net interest margin during 2004 and 2005, the Company’s net interest income increased during each period. The table titled “Volume and Rate Analysis” provides information about the effect of growth in financial assets and liabilities and changes in rates on net interest income. Tax-equivalent net interest income increased $2,218,000 during 2005 which is comprised of an increase due to volume of $3,360,000 and a decrease due to rates of $1,142,000. Tax-equivalent net interest income increased $1,777,000 during 2004 which is comprised of an increase due to volume of $2,205,000 and a decrease due to rates of $428,000. The increase in tax-equivalent net interest income during 2005 was affected by increases in the volume of securities, loans, time deposits, and Federal Home Loan Bank advances and increases in the rates on loans, time deposits, federal funds purchased and securities sold under agreements to repurchase, and trust preferred capital notes. The increase in tax-equivalent net interest income during 2004 was affected by increases in the volume of securities, loans and Federal Home Loan Bank advances and decreases in the rates on loans and deposits.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $620,000 for 2005, $525,000 for 2004 and $650,000 for 2003. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio. The $95,000 increase in the amount of provision for loan losses during 2005 as compared to 2004 can be attributed to growth in total loans outstanding and an increase in the amount of net charge-offs. The $125,000 decrease in the amount of provision for loan losses during 2004 as compared to 2003 can be attributed to a decrease in the amount of net charge-offs offset by growth in total loans outstanding.

Noninterest Income

Total noninterest income was $5,166,000, $4,766,000 and $3,920,000 during 2005, 2004 and 2003, respectively. This represents an increase of $400,000 or 8.4% for 2005 and $846,000 or 21.6% for 2004. Noninterest income is primarily comprised of fees earned by the Bank’s Trust Department and service charges and fees on deposit accounts and other products. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Trust department income was $624,000, $482,000 and $499,000 during 2005, 2004 and 2003, respectively. The amount of Trust Department income is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts were $2,013,000, $1,710,000 and $1,297,000 during 2005, 2004 and 2003, respectively. This represents an increase of $303,000 or 17.7% for 2005 and $413,000 or 31.8% for 2004. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. In addition, a portion of the increase during 2005 and 2004 can be attributed to the Bank’s introduction of an overdraft privilege product. Management expects continued growth in the number of deposit accounts, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees were $2,196,000, $1,950,000 and $1,911,000 during 2005, 2004 and 2003, respectively. This represents an increase of $246,000 or 12.6% for 2005 and $39,000 or 2.0% for 2004. The increase during 2005 can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market combined with a decrease in fees received from the Bank’s credit card program. The increase during 2004 can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees received from the Bank’s credit card program, and fees generated from the Bank’s ATM/debit card programs combined with a decrease in fees generated from the origination of mortgage loans for the secondary market. The amount of commissions received from the sale of non-deposit investment products increased $69,000 or 14.8% from $465,000 during 2004 to $534,000 during 2005. This increase was realized through both the development of new customers and providing additional products to existing customers. This amount is expected to increase during 2006 due to ongoing business development and referral programs. The amount of fees received from the Bank’s credit card program decreased $11,000 or 4.3% from $258,000 during 2004 to $247,000 during 2005. These fees should increase slightly during 2006 due to a change in the Bank’s credit card processor and promotion of the Bank’s merchant services. The amount of fees generated from the Bank’s ATM/debit card programs increased $70,000 or 13.1% from $534,000 during 2004 to $604,000 during 2005. This increase was realized through higher transaction volumes on the cards outstanding. This amount is expected to increase slightly during 2006 due to fees earned on the Bank’s commercial debit cards, which earn higher transaction fees and have less loss liability than consumer debit cards. The amount of fees generated from the origination of mortgage loans for the secondary market increased $114,000 or 24.2% from $471,000 during 2004 to $585,000 during 2005. This increase can be attributed to strong refinancing activity and ongoing business development. The amount of fees received from the origination of mortgage loans during 2006 will depend on changes in long-term interest rates.

The Company earned $20,000 on sales of securities during 2005 as compared to $156,000 during 2004. The sales during 2005 were comprised of mortgage-backed securities and the sales during 2004 were comprised of mortgage-backed securities and corporate securities.

Other operating income was $313,000, $468,000 and $213,000 for 2005, 2004 and 2003, respectively. This represents a decrease of $155,000 or 33.1% for 2005 and an increase of $255,000 or 119.7% for 2004. The amount of other operating income for 2004 includes $134,000 in life insurance proceeds paid to the Bank on the death of a retired officer covered by its Executive Supplemental Income Plan. Note 11 to the Consolidated Financial Statements discusses the Executive Supplemental Income Plan and the related life insurance policies which have been acquired on the covered officers to discharge the Bank’s obligations under the plan. Excluding this item, the increase from 2004 to 2005 was only $21,000 or 6.3%.

Noninterest Expenses

Total noninterest expenses were $13,445,000, $12,522,000 and $10,649,000 during 2005, 2004 and 2003, respectively. This represents an increase of $923,000 or 7.4% for 2005 and $1,873,000 or 17.6% for 2004. Noninterest expenses are primarily comprised of salaries and employee benefits, occupancy and equipment expenses, advertising and marketing expenses, and fees paid to services vendors. The primary factor driving increases in noninterest expenses is growth. Additional branches, personnel, loans, and deposits add costs which are reflected in these categories. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.0% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and employee benefits were $7,853,000, $7,518,000 and $6,325,000 during 2005, 2004 and 2003, respectively. This represents an increase of $335,000 or 4.5% for 2005 and $1,193,000 or 18.9% for 2004. The increases in 2005 and 2004 for salaries and employee benefits can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses were $905,000, $935,000 and $630,000 during 2005, 2004 and 2003, respectively. This represents a decrease of $30,000 or 3.2% for 2005 and an increase of $305,000 or 48.4% for 2004. The decrease during 2005 can be attributed to the amount of repairs and maintenance expenses. The increase during 2004 can be attributed to the acquisition and renovation of the Old Town Center in Winchester.

Equipment expenses were $660,000, $624,000 and $552,000 during 2005, 2004 and 2003, respectively. This represents an increase of $36,000 or 5.8% for 2005 and $72,000 or 13.0% for 2004. The increase during 2005 can be attributed to maintenance contracts on equipment purchased during the year. The increase during 2004 can be attributed to the purchase of equipment for the Old Town Center in Winchester.

Advertising and marketing expenses were $402,000, $390,000 and $318,000 during 2005, 2004 and 2003, respectively. This represents an increase of $12,000 or 3.1% for 2005 and $72,000 or 22.6% for 2004. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

Other operating expenses were $2,971,000, $2,534,000 and $2,296,000 during 2005, 2004 and 2003. Other operating expenses increased $437,000 or 17.3% from $2,534,000 to $2,971,000 for 2004 and 2005, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category, which had significant increases during 2005 as compared to 2004, were auditing fees and computer software expenses.

Income Taxes

Income tax expense was $2,410,000, $2,002,000 and $1,760,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 30.04%, 30.28% and 30.37% for 2005, 2004 and 2003, respectively. Note 8 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2005, 2004 and 2003. In addition, Note 8 to the Consolidated Financial Statements provides information regarding the principal items giving rise to deferred taxes for 2005 and 2004.

FINANCIAL CONDITION

Securities

The total amount of securities at December 31, 2005 was $82,693,000 as compared to $74,237,000 as of December 31, 2004, which represents an increase of $8,456,000 or 11.4% during 2005. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2005, 2004 and 2003. During 2005, the Company focused on increasing the securities portfolio proportionately to the growth in total assets and preparing the portfolio for a flatter yield curve. The increase provides additional collateral to pledge for public and other deposits as required by law and additional liquidity as discussed within the Liquidity section below. The Company purchased $21,876,000 in securities during 2005. This amount is comprised of $9,965,000 or 46.0% in tax-exempt obligations of states and political subdivisions, $5,403,000 or 24.7% in mortgage-backed securities, and $4,499,000 or 20.6% in obligations of U.S. government corporations and agencies. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2005. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2005 and 2004.

Securities Portfolio

(dollars in thousands)

	December 31,
	2005	2004	2003
Securities available for sale:
Obligations of U.S. government corporations and agencies	$30,469	$26,560	$10,106
Mortgage-backed securities	17,360	16,477	9,904
Obligations of states and political subdivisions	2,606	2,025	1,428
Corporate securities	3,698	7,405	10,942
Restricted stock	3,034	2,184	1,353

	$57,167	$54,651	$33,733

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$1,001	$1,003	$1,504
Mortgage-backed securities	501	1,256	2,142
Obligations of states and political subdivisions	24,024	17,327	10,512

	$25,526	$19,586	$14,158

The Company had $57,167,000 and $54,651,000 in securities classified as available for sale at December 31, 2005 and 2004, respectively, which represents an increase of $2,516,000 or 4.6% during 2005. The available for sale securities purchased during the year were primarily obligations of U.S. government corporations and agencies and mortgage-backed securities. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations.

The Company had $25,526,000 and $19,586,000 in securities classified as held to maturity at December 31, 2005 and 2004, respectively, which represents an increase of $5,940,000 or 30.3% during 2005. The held to maturity securities purchased during the year were primarily obligations of states and political subdivisions. The Company attempts to maintain a stable percentage of these securities in the portfolio due to their tax-exempt status.

The Company realized a gain of $20,000 during 2005 from the sales and calls of securities having an amortized cost of $728,000. The sales and calls during 2005 were comprised of mortgage-backed securities whose par value had decreased to less than 15% of its original par value. The Company had securities purchases totaling $21,876,000 and total maturities and principal payments of $11,251,000 during 2005.

The Company had an unrealized loss on available for sale securities of $863,000 at December 31, 2005 as compared to an unrealized gain of $510,000 at December 31, 2004. This resulted in a total unrealized loss of $1,373,000 during 2005. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2005. The table indicates that $42,003,000 or 50.8% of the portfolio will mature within five years. The held to maturity tax-exempt obligations of states and political subdivision which were purchased during 2005 and have final maturities ranging from eight to ten years are included in $34,317,000 within the due after 5 through 10 years column. Although the mortgage-backed securities have maturities which are longer than five years, they provide monthly principal curtailments which can be reinvested at a prevailing rate or different term.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2005
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities held to maturity:
Obligations of U.S. government corporations and agencies	$501	1.75%	$500	2.11%	$—	—	$—	—	$1,001	2.11%
Mortgage-backed securities	—	—	—	—	501	3.78%	—	—	501	4.73%
Obligations of states and political subdivisions, taxable	99	7.20%	230	6.55%	—	—	—	—	329	6.10%

Total taxable	$600		$730		$501		$—		$1,831
Obligations of states and political subdivisions, tax-exempt (1)	985	6.47%	2,721	5.87%	19,649	5.55%	340	5.64%	23,695	5.72%

Total	$1,585		$3,451		$20,150		$340		$25,526

Securities available for sale:
Obligations of U.S. government corporations and agencies	$1,976	3.33%	$28,493	3.82%	$—	—	$—	—	$30,469	3.70%
Mortgage-backed securities	—	—	1,910	3.61%	12,718	4.41%	2,732	4.30%	17,360	4.00%
Corporate securities	1,912	6.51%	1,519	6.74%	—	—	267	9.25%	3,698	6.83%
Other taxable securities	—	—	—	—	—	—	3,034	4.36%	3,034	3.54%

Total taxable	$3,888		$31,922		$12,718		$6,033		$54,561

Obligations of states and political subdivisions, tax-exempt (1)	—	—	1,157	6.98%	1,449	5.66%	—	—	2,606	6.53%

Total	$3,888		$33,079		$14,167		$6,033		$57,167

Total securities	$5,473		$36,530		$34,317		$6,373		$82,693

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Loans, net of unearned income, were $355,779,000 and $311,098,000 at December 31 2005 and 2004, respectively. This represents an increase of $44,681,000 or 14.4% for 2005. The Company’s significant loan growth during 2005 was accomplished through competitive loan pricing, experienced loan officers, and continuous sales efforts. The ratio of loans to deposits increased during the year from 91.94% to 95.35% at December 31, 2004 and 2005, respectively. At December 31, 2005, the loan portfolio consisted primarily of loans for owner-occupied single family dwellings, loans for commercial properties, and loans for construction and land development. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio

(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Loans secured by real estate:
Construction and land development	$42,835	$31,821	$24,536	$12,081	$10,383
Secured by farmland	4,322	3,234	2,721	2,892	4,778
Secured by 1-4 family residential properties	160,963	144,377	137,166	111,273	93,042
Other real estate loans	88,897	72,767	57,341	48,459	30,295
Loans to farmers	990	1,322	1,065	1,071	1,002
Commercial and industrial loans	25,237	23,862	20,763	18,671	13,912
Consumer installment loans	32,220	33,472	32,177	31,377	25,907
All other loans	315	243	761	154	350

Total loans	$355,779	$311,098	$276,530	$225,978	$179,669

Loans secured by real estate were $297,017,000 or 83.5% and $252,199,000 or 81.1% of total loans at December 31, 2005 and 2004, respectively. This represents an increase of $44,818,000 or 17.8% for 2005. These loans are well-secured and based on conservative appraisals in a stable market. Generally, the Company does not make real estate loans outside its primary market area. Consumer installment loans were $32,220,000 or 9.1% and $33,472,000 or 10.8% of total loans at December 31, 2005 and 2004, respectively. This represents a decrease of $1,252,000 or 3.7% for 2005. This type of loan is primarily comprised of vehicle loans which have been difficult to originate due to manufacturer financing options and customers using alternative financing such as home equity lines of credit. Commercial and industrial loans were $25,237,000 or 7.1% and $23,862,000 or 7.7% of total loans at December 31, 2005 and 2004. This represents an increase of $1,375,000 or 5.8% for 2005.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2005
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate	$68,485	$147,461	$81,071	$297,017
Loans to farmers	553	352	85	990
Commercial and industrial loans	10,091	14,764	382	25,237
Consumer installment loans	4,138	25,359	2,723	32,220
All other loans	112	93	110	315

	$83,379	$188,029	$84,371	$355,779

For maturities over one year:
Floating rate loans		$6,641	$34,494	$84,471
Fixed rate loans		181,388	49,877	271,308

		$188,029	$84,371	$355,779

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $271,408,000 or 76.3% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit. The floating rate loans impact interest income because their rate can change when an index rate such as the Prime rate changes rather than at maturity like the fixed rate loans.

Allowance for Loan Losses

The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered. As indicated in the table, consumer loans, which include automobile loans and credit cards, are the primary component of loans charged-off. Also, the ongoing collection efforts following charge-off result in consumer loans being the primary component of recoveries.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Balance, beginning of period	$3,265	$2,867	$2,376	$1,797	$1,340

Loans Charged-Off:
Commercial, financial and agricultural	202	$—	$44	$34	$7
Real estate-construction and land development		—	—	—	—
Real estate-mortgage		—	—	—	139
Consumer	284	243	214	154	205

Total loans charged off	$486	$243	$258	$188	$351

Recoveries:
Commercial, financial and agricultural	$—	$—	$24	$—	$—
Real estate-construction and land development	86	—	—	—	—
Real estate-mortgage		14	14	19	5
Consumer	97	102	61	48	90

Total recoveries	$183	$116	$99	$67	$95

Net charge-offs	303	127	159	121	256
Provision for loan losses	620	525	650	700	713

Balance, end of period	$3,582	$3,265	$2,867	$2,376	$1,797

Ratio of allowance for loan losses to loans outstanding at period end	1.01%	1.05%	1.04%	1.05%	1.00%

Ratio of net charge offs to average loans outstanding during the period	0.09%	0.04%	0.06%	0.06%	0.16%

Charged-off loans were $486,000, $243,000 and $258,000 for 2005, 2004 and 2003, respectively. Recoveries were $183,000, $116,000 and $99,000 for 2005, 2004 and 2003, respectively. Net charge-offs were $303,000, $127,000 and $159,000 for 2005, 2004 and 2003, respectively. This represents an increase in net charge-offs of $176,000 or 138.6% for 2005 and a decrease in net charge-offs of $32,000 or 20.1% for 2004. The allowance for loan losses as a percentage of loans was 1.01%, 1.05% and 1.04% at the end of 2005, 2004 and 2003, respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 11.82 times for 2005, 25.80 times for 2004 and 17.98 times for 2003. The ratio of net charge-offs to average loans was 0.09% for 2005, 0.04% for 2004 and 0.06% for 2003.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2005, 2004, 2003, 2002 and 2001. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Based on these criteria, the largest portion of the allowance for loan losses is allocated to consumer loans.

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commerical, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2005	$1,076	7.5%	$179	12.0%	$358	71.4%	$1,969	9.1%
December 31, 2004	$979	8.2%	$490	10.2%	$327	70.8%	$1,469	10.8%
December 31, 2003	$860	8.2%	$430	8.9%	$287	71.3%	$1,290	11.6%
December 31, 2002	$713	8.8%	$356	5.3%	$238	72.0%	$1,069	13.9%
December 31, 2001	$594	8.5%	$180	5.8%	$124	71.3%	$899	14.4%

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonperforming assets were $375,000 and $35,000 at December 31, 2005 and 2003. There were no nonperforming assets at December 31, 2004. The percentage of nonperforming assets to loans and other real estate owned was 0.11% for 2005 and 0.01% for 2003. Total loans past due 90 days or more and still accruing interest were $294,000 or 0.08%, $64,000 or 0.02% and $70,000 or 0.03% of total loans at December 31, 2005, 2004 and 2003, respectively. The table titled “Nonperforming Assets” shows the amount of nonperforming assets and loans past due 90 days and accruing interest outstanding during the last five years. The table also shows the ratios for the allowance for loan losses as a percentage of nonperforming assets and nonperforming assets as a percentage of loans outstanding and other real estate owned.

Nonperforming Assets

(dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Nonaccrual loans	$375	$—	$35	$—	$2,029
Restructured loans	—	—	—	—	—
Other real estate owned	—	—	—	—	—

Total nonperforming assets	$375	$—	$35	$—	$2,029

Loans past due 90 days and accruing interest	$294	$64	$70	$27	$8

Allowance for loan losses to nonperforming assets	955%	—	8243%	—	89%
Non-performing assets to period end loans and other real estate owned	0.11%	—	0.01%	—	1.13%

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. Upon being placed on nonaccrual status, accrued interest would be reversed from income and future accruals would be discontinued with interest income being recognized on a cash basis. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amounts of potential problem loans were $4,160,000 and $493,000 at December 31, 2005 and 2004, respectively. This represents an increase of $3,667,000 during 2005. At December 31, 2005, these loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $235,000 in specific allocations for these loans.

Deposits

Total deposits were $373,148,000 and $338,327,000 at December 31, 2005 and 2004, respectively, which represents an increase of $34,821,000 or 10.3% during 2005. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2005, 2004 and 2003.

Average Deposits and Rates Paid

(dollars in thousands)

	December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$84,017		$70,487		$56,373

Interest-bearing:
NOW accounts	64,873	0.66%	72,553	0.66%	65,704	0.86%
Money market accounts	50,218	1.67%	47,035	1.11%	41,508	1.16%
Regular savings accounts	59,105	1.28%	42,629	0.84%	27,547	0.56%
Time deposits:
$100,000 and more	36,138	3.17%	27,053	2.02%	23,079	2.10%
Less than $100,000	53,612	2.93%	44,211	2.17%	44,438	2.41%

Total interest-bearing	$263,946	1.80%	$233,481	1.22%	$202,276	1.36%

Total deposits	$347,963		$303,968		$258,649

Noninterest-bearing deposits, which is comprised of checking accounts, increased $8,242,000 or 10.0% from $82,620,000 at December 31, 2004 to $90,862,000 at December 31, 2005. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $26,578,000 or 10.4% from $255,708,000 at December 31, 2004 to $282,286,000 at December 31, 2005. Total NOW account balances decreased $7,385,000 or 10.5% from $70,597,000 at December 31, 2004 to $63,212,000 at December 31, 2005. Total money market account balances increased $803,000 or 1.6% from $50,790,000 at December 31, 2004 to $51,593,000 at December 31, 2005. Total regular savings account balances decreased $3,127,000 or 5.2% from $60,756,000 at December 31, 2004 to $57,629,000 at December 31, 2005. The changes in NOW accounts, money market accounts and regular savings accounts can be attributed to the migration of balances to fixed rate, higher-yielding certificates of deposit with promotional rates. Total time deposits, which are comprised of certificates of deposit of $100,000 and more and certificates of deposit of less than $100,000, increased $36,287,000 or 49.3% from $73,565,000 at December 31, 2004 to $109,852,000 at December 31, 2005. Certificates of deposit of $100,000 and more increased $18,559,000 or 66.1% from $28,096,000 at December 31, 2004 to $46,655,000 at December 31, 2005. This increase can be attributed to aggressively bidding on large denomination certificates of deposit, which are comprised primarily of public funds, within the Company’s primary market area. Certificates of deposit of less than $100,000 increased $17,728,000 or 39.0% from $45,469,000 at December 31, 2004 to $63,197,000 at December 31, 2005. This increase can be attributed to promotions which were offered during 2005.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $326,493,000 or 87.5% and $310,232,000 or 91.7% of total deposits at December 31, 2005 and 2004, respectively. Increases in market rates, particularly on certificates of deposit, caused the decrease in the percentage of core deposits. The Company expects this percentage to decrease during 2006 as the competition for local deposits continues to drive interest rates on certificates of deposit higher, which will cause additional interest-bearing deposit balances to migrate.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2005. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $10,966,000 which matures over one year. The total amount maturing within one year is $35,689,000 or 76.5% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2005	$14,330	$7,402	$13,957	$10,966	$46,655	12.50%

Although allowed by internal policy, the Company has not utilized brokered certificates of deposits as a source of funding. Also, the Company does not solicit deposits from outside of its primary market area.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2005 was $35,995,000, reflecting a percentage of total assets of 7.71%, as compared to $31,969,000 and 7.73% at December 31 2004. The common stock’s book value per share increased $1.20 or 11.4% to $11.77 per share at December 31, 2005 from $10.57 per share at December 31, 2004. During 2005, the Company paid $0.50 per share in dividends as compared to $0.42 per share for 2004 and $0.38 per share for 2003. The book value and dividends per share amounts reflect the two-for-one stock split of the Company’s common stock on March 15, 2006. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Analysis of Capital

(dollars in thousands)

	December 31,
	2005	2004
Tier 1 Capital:
Common stock	$7,642	$3,781
Capital surplus	5,369	4,569
Retained earnings	23,554	23,282
Trust preferred capital notes	7,000	7,000
Goodwill	(225)	(270)

Total Tier 1 capital	$43,340	$38,362
Tier 2 Capital:
Allowance for loan losses	$3,582	$3,265

Total Tier 2 capital	$3,582	$3,265

Total risk-based capital	$46,922	$41,627

Risk weighted assets	$349,141	$309,969

Risk Based Capital Ratios:
Tier 1 capital to risk weighted assets	12.41%	12.38%
Total capital to risk weighted assets	13.44%	13.43%
Tier 1 capital to average total assets	9.40%	9.47%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2002, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk weighted assets, and the risk based capital ratios for the Company at December 31, 2005 and 2004

Note 14 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2005 liquid assets totaled $150,587,000 as compared to $138,175,000 at December 31, 2004. These amounts represent 34.9% for 2005 and 36.2% for 2004, of total liabilities. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. Management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

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

The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2005.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	December 31, 2005
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$—	$15,000	$10,000	$15,000	$40,000
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	8,963	—	—	—	8,963
Operating leases	133	272	245	957	1,607

	$9,096	$15,272	$10,245	$23,174	$57,787

The $40,000,000 in outstanding FHLB advances is comprised of five advances. Note 7 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 18 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 5 to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this quarterly report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” above.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the holding company of the Bank, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. The Company did not have any outstanding hedging transactions, such as interest rate swaps, floors or caps, at December 31, 2005.

The Bank’s interest rate management strategy is designed to maximize net interest income and preserve the capital of the Company. The Bank’s financial instruments are periodically subjected to various simulations whose results are discussed in the following paragraphs. These models are based on actual data from the Bank’s financial statements and assumptions about the performance of certain financial instruments. Prepayment assumptions are applied to all mortgage related assets, which includes real estate loans and mortgage-backed securities. Prepayment assumptions are based on a median rate at which principal payments are received on these assets over their contractual term. The rate of principal payback is assumed to increase when rates fall and decrease when rates rise. Term assumptions are applied to non-maturity deposits, which includes demand deposits, NOW accounts, savings accounts, and money market accounts. Demand deposits and NOW accounts are generally assumed to have a term greater than one year since the total amount outstanding does not fluctuate with changes in interest rates. Savings accounts and money market accounts are assumed to be more interest rate sensitive, therefore, a majority of the amount outstanding is assumed to have a term of less than one year. The following table summarizes the results of the simulations that the financial assets and liabilities were subjected to at December 31, 2005 and 2004.

	December 31,
	2005	2004
Static One-Year Cumulative Gap	1.45%	6.62%
One-Year Net Interest Income Simulation:
-200 bp Shock vs Stable Rate	-2.33%	-5.86%
+200 bp Shock vs Stable Rate	1.07%	2.61%
Static Net Present Value Change:
-200 bp Shock vs Stable Rate	-4.63%	-8.65%
+200 bp Shock vs Stable Rate	-10.36%	-8.16%

The Bank uses interest rate sensitivity analysis which uses the term to maturity or repricing for rate sensitive assets and liabilities to measure how well they match. Differences in the terms of rate sensitive assets and liabilities create gaps, which are analyzed for each term segment and analyzed cumulatively. Management focuses on the static one-year cumulative gap to measure its short-term sensitivity position. The Company had a positive static one-year cumulative gap of 1.97% and 6.62% at December 31, 2005 and 2004, respectively. The static one-year cumulative at December 31, 2004 has been adjusted to reflect changes to the Bank’s repricing assumptions for deposit accounts. Previously, the repricing of deposits was based on decay assumptions. During 2005, these assumptions were changed to consider the amount of deposits that would reprice given a positive or negative 100 basis point change in the federal funds rate. The positive gap at December 31, 2005 indicates an asset sensitive position. The change in the static one-year cumulative gap from 2004 to 2005 reflects a significant increase in the amount of certificates of deposit, most of which were issued with terms of fifteen months or less. Because this analysis is only a general indication of the Bank’s interest rate sensitivity and is based on the balance sheet’s composition at a single point of time, no policy limits are established with regard to the static 1-year cumulative gap.

The Bank also measures the potential change in net interest income during a one-year forecast period using a 200 basis point increase and decrease in interest rates, assuming a parallel shift in the U.S. Treasury yield curve. If rates decreased by 200 basis points, net interest income over the following one-year period would have decreased by 2.33% at December 31, 2005 and 5.86% at December 31, 2004, as compared to net interest income in a stable rate environment. Conversely, if rates increased by 200 basis points, net interest income over the following one-year period would have increased by 1.07% at December 31, 2005 and 2.61% at December 31, 2004, as compared to net interest income in a stable rate environment. The results for 2005 and 2004 indicate that the Bank is asset sensitive, where net interest income increases if rates rise and decreases if rates fall. The net interest income simulation results for 2005 as compared to 2004 indicate the Bank is less asset-sensitive and that the balance sheet is structured for a flatter yield-curve. A 200 basis point increase or decrease in interest will not significantly affect the amount of net interest income which will be earned during 2006. The results of this simulation during 2006 will depend heavily on the Bank’s ability to restructure and reprice its deposits in reaction to yield curve changes.

Finally, the Bank measures the change in the present value of its balance sheet using a 200 basis point increase and decrease in interest rates, assuming a parallel shift in the U.S. Treasury yield curve. This simulation applies these rate changes to the net present value of the balance sheet, which is derived by subtracting the net present value of liabilities from the net present value of assets. If rates decreased by 200 basis points, the net present value of the balance sheet would have decreased by 4.63% at December 31, 2005 and 8.65% at December 31, 2004. Conversely, if rates increased by 200 basis points, the net present value of the balance sheet would have decreased by 10.36% at December 31, 2005 and 8.16% at December 31, 2004. This simulation indicates the Bank is liability sensitive at December 31, 2005 since the net present value changes by a greater percentage in a rising rate environment. The conflicting result of this simulation, as compared to the net interest income simulation, demonstrates the inherent weakness that the present value is calculated at a given date instead of simulated during a one-year forecast period. The results of this simulation are particularly impacted by the change in the present value of deposits, which is assumed to rise by a significantly greater percentage in a falling rate environment than it would fall in a rising rate environment.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Eagle Financial Services, Inc.

Berryville, Virginia

We have audited the accompanying consolidated balance sheet of Eagle Financial Services, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Eagle Financial Services, Inc. for each of the two years in the period ended December 31, 2004, were audited by other auditors whose report dated January 26, 2005, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

/S/ Smith Elliott Kearns & Company, LLC

Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eagle Financial Services, Inc. and Subsidiary

Berryville, Virginia

We have audited the consolidated balance sheets of Eagle Financial Services, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
January 26, 2005

NOTE 1. Nature of Banking Activities and Significant Accounting Policies

Eagle Financial Services, Inc. and Subsidiaries (the “Company” or “Corporation”) grant commercial, financial, agricultural, residential and consumer loans to customers in Virginia and the Eastern Panhandle of West Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry.

Principles of Consolidation

Eagle Financial Services, Inc. owns 100% of Bank of Clarke County (the “Bank”) and Eagle Financial Statutory Trust I. The consolidated financial statements include the accounts of Eagle Financial Services, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Financial Accounting Standards Board (“FASB”) Interpretation No. 46R requires that the Company no longer consolidate Eagle Financial Statutory Trust I. The subordinated debt of the trust is reflected as a liability of the Company.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees and direct loan costs are being recognized as collected and incurred. The use of this method of recognition does not produce results that are materially different from results which would have been produced if such costs and fees were deferred and amortized as an adjustment of the loan yield over the life of the related loan.

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

Intangible Assets

Acquired intangible assets, such as the value of purchased core deposits, are amortized over the periods benefited, not exceeding fifteen years. The book value of the Company’s core deposit intangible asset, resulting from a branch acquisition, was $225,000 at December 31, 2005. The Company estimates that it will expense $45,000 during each of the fiscal years ending December 31, 2006 through 2010 related to the amortization of this intangible asset.

Retirement Plans

The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period.

Stock-Based Compensation Plan

The Company has a stock-based compensation plan as of December 31, 2005 which is described more fully in Note 10. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to its stock-based compensation plan for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$5,612	$4,610	$4,037
Total stock-based compensation expense based on fair value of all awards, net of taxes	102	29	6

Pro forma net income	$5,510	$4,581	$4,031

Earnings per share:
Basic - as reported	$1.84	$1.53	$1.36
Basic - pro forma	1.81	1.52	1.35
Diluted - as reported	1.84	1.53	1.36
Diluted - pro forma	1.81	1.52	1.35

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws.

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

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders. Outstanding shares for all years presented have been restated for the retroactive recognition of the two-for-one stock split declared on February 15, 2006 as further disclosed in Note 22.

	2005	2004	2003
Average number of common shares outstanding	3,042,204	3,007,364	2,975,970
Effect of dilutive options	2,772	566	144

Average number of common shares outstanding used to calculate diluted earnings per share	3,044,976	3,007,930	2,976,114

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

Recent Accounting Pronouncements

In November 2005, FASB Staff Position (“FSP”) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company does not anticipate the amendment will have a material effect on its financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment”, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. The Company will be required to apply SFAS No. 123R as of the annual reporting period that begins after September 15, 2005. Since all outstanding stock options were fully vested at December 31, 2005, as discussed in Note 10, the Company does not anticipate that implementation of SFAS No. 123R will have a material effect on its financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by the Company or acquired in business combinations. SOP 03-3 does not apply to loans originated by the Company. The Company adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s financial statements.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2005 and 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$31,054	$2	$(587)	$30,469
Mortgage-backed securities	17,733	5	(378)	17,360
Obligations of states and political subdivisions	2,593	36	(23)	2,606
Corporate securities	3,616	83	(1)	3,698
Restricted stock	3,034	—	—	3,034

	$58,030	$126	$(989)	$57,167

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$26,533	$102	$(75)	$26,560
Mortgage-backed securities	16,396	112	(31)	16,477
Obligations of states and political subdivisions	1,950	78	(3)	2,025
Corporate securities	7,078	327	—	7,405
Restricted stock	2,184	—	—	2,184

	$54,141	$619	$(109)	$54,651

The amortized cost and fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$3,902	$3,888
Due after one year through five years	33,614	33,079
Due after five years through ten years	14,448	14,167
Due after ten years	3,032	2,999
Restricted stock	3,034	3,034

	$58,030	$57,167

Proceeds from sales and calls of securities available for sale during 2005 and 2004 were $728,000 and $2,284,000, respectively. Gross gains of $23,000 and gross losses of $3,000 were realized on sales and calls during 2005. Gross gains of $156,000 were realized on sales during 2004. There were no sales of securities available for sale during 2003.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2005 and 2004 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$18,227	$328	$11,740	$259	$29,967	$587
Mortgage-backed securities	13,322	294	2,300	84	15,622	378
Obligations of states and political subdivisions	1,449	23	—	—	1,449	23
Corporate securities	999	1	—	—	999	1

	$33,997	$646	$14,040	$343	$48,037	$989

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$12,919	$75	$—	$—	$12,919	$75
Mortgage-backed securities	4,024	21	1,151	10	5,175	31
Obligations of states and political subdivisions	396	3	—	—	396	3

	$17,339	$99	$1,151	$10	$18,490	$109

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At December 31, 2005, the gross unrealized losses totaling $989,000 included seventy-one debt securities. At December 31, 2004, the gross unrealized losses totaling $109,000 included twenty-eight debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other than temporary.

Amortized costs and fair values of securities held to maturity at December 31, 2005 and 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,001	$—	$(21)	$980
Mortgage-backed securities	501	—	(15)	486
Obligations of states and political subdivisions	24,024	67	(204)	23,887

	$25,526	$67	$(240)	$25,353

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,003	$—	$(19)	$984
Mortgage-backed securities	1,256	29	(1)	1,284
Obligations of states and political subdivisions	17,327	270	(31)	17,566

	$19,586	$299	$(51)	$19,834

The amortized cost and fair value of securities being held to maturity at December 31, 2005, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,585	$1,584
Due after one year through five years	3,451	3,450
Due after five years through ten years	20,150	19,979
Due after ten years	340	340

	$25,526	$25,353

There were no sales of securities being held to maturity during 2005, 2004 and 2003.

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2005 and 2004 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$980	$21	$980	$21
Mortgage-backed securities	487	15	—	—	487	15
Obligations of states and political subdivisions	14,172	173	1,011	31	15,183	204

	$14,659	$188	$1,991	$52	$16,650	$240

	December 31, 2004
	(in thousands)
Obligations of U.S. government corporations and agencies	$490	$10	$494	$9	$984	$19
Mortgage-backed securities	662	1	—	—	662	1
Obligations of states and political subdivisions	3,657	29	173	2	3,830	31

	$4,809	$40	$667	$11	$5,476	$51

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At December 31, 2005, the gross unrealized losses totaling $240,000 included fifty-two debt securities. At December 31, 2004, the gross unrealized losses totaling $51,000 included fourteen debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other than temporary.

Securities having a carrying value of $31,032,000 and $27,574,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 3. Loans

The composition of loans at December 31, 2005 and 2004 was as follows:

	December 31,
	2005	2004
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$42,835	$31,821
Secured by farmland	4,322	3,234
Secured by 1-4 family residential properties	160,963	144,377
Other real estate loans	88,897	72,767
Loans to farmers	990	1,322
Commercial and industrial loans	25,237	23,862
Consumer installment loans	32,220	33,472
All other loans	315	243

	$355,779	$311,098
Less: Allowance for loan losses	3,582	3,265

	$352,197	$307,833

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Balance, beginning	$3,265	$2,867	$2,376
Provision charged to operating expense	620	525	650
Recoveries added to the allowance	183	116	99
Loan losses charged to the allowance	(486)	(243)	(258)

Balance, ending	$3,582	$3,265	$2,867

Total loans past due ninety days or greater still accruing interest were $294,000, $64,000 and $70,000 at December 31, 2005, 2004 and 2003, respectively.

There were no impaired loans at December 31, 2005, 2004 or 2003.

Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 totaled $375,000 and $35,000 at December 31, 2005 and 2003, respectively. If interest would have been accrued, such income would have been approximately $18,000 and $1,000 for 2005 and 2003, respectively. There were no nonaccrual loans at December 31, 2004.

NOTE 5. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
	(in thousands)
Land	$3,992	$2,911
Buildings and improvements	12,075	11,365
Furniture and equipment	5,327	5,070

	$21,394	$19,346
Less accumulated depreciation	6,247	5,574

Bank premises and equipment, net	$15,147	$13,772

Depreciation expense on buildings and improvements was $302,000, $334,000 and $201,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Depreciation expense on furniture and equipment was $389,000, $380,000 and $306,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. The total minimum rental commitment at December 31, 2005 under these leases was due as follows:

December 31, 2005
(in thousands)
2006	$133
2007	135
2008	137
2009	138
2010	107
Thereafter	957

$1,607

The total building and equipment rental expense was $148,000, $157,000 and $138,000 in 2005, 2004 and 2003, respectively.

NOTE 6. Deposits

The composition of deposits at December 31, 2005 and 2004 was as follows:

	December 31
	2005	2004
	(in thousands)
Noninterest bearing demand deposits	$90,862	$82,620

Savings and interest bearing demand deposits:
NOW accounts	$63,212	$70,597
Money market accounts	51,593	50,790
Regular savings accounts	57,629	60,756

	$172,434	$182,143

Time deposits:
Balances of less than $100,000	$63,197	$45,468
Balances of $100,000 and more	46,655	28,096

	$109,852	$73,564

	$373,148	$338,327

The outstanding balance of time deposits at December 31, 2005 was due as follows:

December 31, 2005
(in thousands)
2006	$72,850
2007	28,526
2008	3,534
2009	4,607
2010	312
Thereafter	23

$109,852

Deposit overdrafts reclassified as loans totaled $107,000 and $106,000 at December 31, 2005 and 2004, respectively.

NOTE 7. Borrowings

The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 14. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2005 and 2004:

	December 31,
	2005	2004
	(dollars in thousands)
Balance at year-end	$2,573	$—
Average balance during the year	4,731	1,487
Average interest rate during the year	3.74%	1.47%
Maximum month-end balance during the year	$11,531	$4,852
Gross lines of credit at year-end	22,000	21,900
Unused lines of credit at year-end	19,427	21,900

Securities sold under agreements to repurchase are borrowings in which the Bank obtains funds from certain customers by selling securities and simultaneously agreeing to repurchase the securities on the next business day at a given price which includes interest. The amount of borrowings through securities sold under agreements to repurchase is restricted by the amount of securities which are designated for these transactions. The following table summarizes information related to securities sold under agreement to repurchase for the years ended December 31, 2005 and 2004:

	December 31,
	2005	2004
	(dollars in thousands)
Balance at year-end	$6,390	$4,833
Average balance during the year	6,345	5,917
Average interest rate during the year	2.71%	1.33%
Maximum month-end balance during the year	$9,612	$7,847
Securities underlying the agreements at year-end:
Carrying value	11,790	8,508
Fair value	11,769	8,489

The Bank had a $91,300,000 line of credit with the Federal Home Loan Bank of Atlanta which was secured by $241,240,000 in qualified 1-4 family residential real estate and commercial real estate loans at December 31, 2005. The Company had $40,000,000 in advances outstanding at December 31, 2005; therefore, the unused line of credit totaled $51,300,000. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available to the Company. The Company’s $40,000,000 in fixed-rate long-term borrowings with the FHLB at December 31, 2005 matures as follows: $10,000,000 in 2007, $5,000,000 in 2008, $10,000,000 in 2009, $5,000,000 in 2011, and $10,000,000 in 2015. Each advance has provisions for the FHLB to convert the interest rate from a fixed rate to an indexed floating rate for the remainder of the advance’s term. If converted, the Company may pay back all or part of an advance without a prepayment penalty. The interest rates on the outstanding long-term advances at December 31, 2005 ranged from 3.01% to 4.94%. The weighted average interest rate on outstanding long-term advances at December 31, 2005 was 3.74%.

NOTE 8. Income Taxes

The net deferred tax asset at December 31, 2005 and 2004 consisted of the following components:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,129	$1,024
Deferred compensation	106	112
Accrued postretirement benefits	68	65
Home equity origination costs	99	85
Securities available for sale	293	—
Nonaccrual interest	6	—
Other	52	42

	$1,753	$1,328

Deferred tax liabilities:
Property and equipment	$604	$613
Prepaid pension costs	246	268
Securities available for sale	—	174
Other	8	5

	$858	$1,060

Net deferred tax asset	$895	$268

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2005, 2004 and 2003 consisted of the following components:

	December 31,
	2005	2004	2003
	(in thousands)
Current tax expense	$2,570	$2,034	$1,656
Deferred tax provision (benefit)	(160)	(32)	104

	$2,410	$2,002	$1,760

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2005, 2004 and 2003.

	December 31,
	2005	2004	2003
	(in thousands)
Statutory federal corporate tax amount	$2,727	$2,248	$1,971
Tax-exempt interest income	(315)	(205)	(166)
Low income housing credits	—	—	(46)
Nontaxable life insurance income	—	(46)	(5)
Other	(2)	5	6

	$2,410	$2,002	$1,760

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

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2005, 2004 and 2003 and a statement of the funded status at December 31, 2005, 2004 and 2003 for the pension plan and postretirement benefit plan of the Company. The Company uses a December 31st measurement date for its plans.

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$3,615	$3,080	$2,393	$265	$323	$299
Service cost	350	271	195	—	—	—
Interest cost	215	199	166	15	20	20
Actuarial (gain) loss	(10)	303	384	52	(63)	19
Benefits paid	(176)	(238)	(58)	(14)	(15)	(15)

Benefit obligation, ending	$3,994	$3,615	$3,080	$318	$265	$323

Change in Plan Assets:
Fair value of plan assets, beginning	$2,596	$2,402	$1,225	$—	$—	$—
Actual return on plan assets	69	132	202	—	—	—
Employer contributions	400	300	1,033	14	15	15
Benefits paid	(176)	(238)	(58)	(14)	(15)	(15)

Fair value of plan assets, ending	$2,889	$2,596	$2,402	$—	$—	$—

Funded Status:
Funded status	$(1,105)	$(1,019)	$(678)	$(318)	$(264)	$(323)
Unrecognized net actuarial loss	1,776	1,742	1,459	107	58	132
Unrecognized net obligation at transition	—	—	—	13	15	18
Unrecognized prior service cost	34	46	57	—	—	—

Prepaid (accrued) benefits	$705	$769	$838	$(198)	$(191)	$(173)

Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$705	$769	$838	$—	$—	$—
Accrued benefit liability	—	—	—	(198)	(191)	(173)
Intangible asset	—	—	—	—	—	—
Deferred income tax benefit	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—

Net amount recognized	$705	$769	$838	$(198)	$(191)	$(173)

The accumulated benefit obligation for the pension plan was $2,825,000, $2,498,000 and $2,201,000 at December 31, 2005, 2004 and 2003, respectively.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the years ended December 31, 2005, 2004 and 2003:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$350	$271	$195	$—	$—	$—
Interest cost	215	199	166	15	20	20
Expected return on plan assets	(206)	(190)	(108)	—	—	—
Amortization of prior service costs	12	12	12	—	—	—
Amortization of net obligation at transition	—	—	—	3	3	3
Recognized net actuarial loss	93	78	69	3	9	8

Net periodic benefit cost	$464	$370	$334	$21	$32	$31

The benefit obligation for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.00% for 2005, 6.00% for 2004, and 6.50% for 2003, and rate of compensation increase of 5.00% for all periods.

The net periodic benefit cost for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.00% for 2005, 6.50% for 2004, and 7.00% for 2003, expected long-term return on plan assets of 8.00% for all periods, and rate of compensation increase of 5.00% for all periods.

The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 6.00% for 2005, 6.00% for 2004, and 6.50% for 2003. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006 and 2007, 8.00% for 2008 and 2009, and 6.00% for 2010 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2005 would have increased by $16,000 and the net periodic benefit cost for 2005 would have increased by $1,000. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2005 would have decreased by $15,000 and the net periodic benefit cost for 2004 would have decreased by $1,000.

The following table provides the pension plan’s asset allocation as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Equity securities	58%	63%
Debt securities	36%	36%
Other	6%	1%

Total	100%	100%

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

The Company made contributions totaling $400,000 to the pension plan during 2005. This was the anticipated contribution amount, as stated at December 31, 2004. The Company estimates that it will make contributions totaling $1,000,000 during 2006.

Estimated future benefit payments at December 31, 2005, which reflect expected future service, as appropriate, were as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2006	$56	$27
2007	55	28
2008	71	29
2009	102	29
2010	134	30
2011 - 2015	1,191	143

NOTE 10. Stock-Based Compensation

During 2003, the Company adopted an incentive stock plan which allows key employees and directors to increase their personal financial interest in the Company. This plan permits the issuance of incentive stock options and non-qualified stock options and the award of stock appreciation rights, common stock, restricted stock, and phantom stock. The plan, as adopted, authorized the issuance of up to 300,000 shares of common stock.

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. On December 30, 2005, the Company’s Board of Directors approved the acceleration of the vesting of all unvested stock options outstanding, effective immediately. Except for the accelerated vesting, all other terms of the affected stock options remained unchanged. The Board determined to accelerate the vesting of these options in order to avoid the recognition of compensation expense associated with the affected options under SFAS No. 123R, as discussed in Note 1. The Company anticipates that the aggregate pre-tax compensation expense that will be avoided by this action is approximately $85,000.

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during 2004 and 2003, respectively: dividend rate of 0.80% and 0.56%, risk-free interest rate of 4.21% and 3.96%, expected volatility of 20.64% and 21.55%, and expected life of 10 years for both periods. The following table summarizes options outstanding at December 31, 2005:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	26,000	$21.59	13,000	$21.63	—	$—
Granted	—	—	13,000	21.55	13,000	21.63
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	26,000	$21.59	26,000	$21.59	13,000	$21.63

Options exercisable at year end	26,000	$21.59	4,332	$21.63	—	$—
Weighted average fair value of options granted during the year		$—		$7.75		$8.13

The following table summarizes options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 21.63	13,000	7.75	$21.63	13,000	$21.63
21.55	13,000	8.75	21.55	13,000	21.55

$21.55 -21.63	26,000	8.25	$21.59	26,000	$21.59

As permitted under the plan, the Company awarded 1,800 shares of restricted stock to the Board of Directors during 2005. The restricted shares are accounted for using the fair market value of the Company’s common stock on the date the restricted shares were awarded. The restricted shares issued to directors on July 20, 2005 were subject to a vesting period, whereby, the restrictions lapsed on December 1, 2005.

NOTE 11. Employee Benefits

The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2005, 2004 or 2003.

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 15 percent of their salary on a pretax basis, subject to certain IRS limits. The Company matches 50 percent (up to 6 percent of the employee’s salary) of employee contributions with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. Contributions under the plan amounted to $120,000 in 2005, $123,000 in 2004 and $81,000 in 2003.

In addition, an Executive Supplemental Income Plan was developed for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $2,000 for 2005, $4,000 for 2004 and $25,000 for 2003. The plan is unfunded, however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2005 and 2004, the amount of daily average required balances were approximately $920,000 and $804,000, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250,000 at December 31, 2005 and 2004.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

NOTE 13. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. Loans are granted on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. The aggregate balance of loans to directors, principal officers and their related parties was $2,156,000 and $5,616,000 at December 31, 2005 and 2004, respectively. These balances reflect total principal additions of $1,899,000 and total principal payments of $5,359,000 during 2005. Deposits are accepted on the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers. The aggregate balance of deposits from directors, principal officers and their related parties was $5,622,000 at December 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject at December 31, 2005 and 2004.

At December 31, 2005, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2005 and 2004:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2005:
Total Capital to Risk Weighted Assets
Consolidated	$46,922	13.44%	$27,931	8.00%	N/A
Bank of Clarke County	$43,041	12.39%	$27,798	8.00%	$34,747	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$43,340	12.41%	$13,966	4.00%	N/A
Bank of Clarke County	$39,459	11.36%	$13,899	4.00%	$20,848	6.00%
Tier 1 Capital to Average Assets
Consolidated	$43,340	9.40%	$18,438	4.00%	N/A
Bank of Clarke County	$39,459	8.63%	$18,296	4.00%	$22,870	5.00%

December 31, 2004:
Total Capital to Risk Weighted Assets
Consolidated	$41,627	13.43%	$24,798	8.00%	N/A
Bank of Clarke County	$37,990	12.34%	$24,636	8.00%	$30,795	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$38,362	12.38%	$12,399	4.00%	N/A
Bank of Clarke County	$34,725	11.28%	$12,318	4.00%	$18,477	6.00%
Tier 1 Capital to Average Assets
Consolidated	$38,362	9.47%	$16,207	4.00%	N/A
Bank of Clarke County	$34,725	8.65%	$16,061	4.00%	$20,077	5.00%

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

At December 31, 2005, the Bank’s retained earnings available for the payment of dividends to the Company was $11,576,000. Accordingly, $27,511,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2005. Funds available for loans or advances by the Bank to the Company amounted to $1,146,000 at December 31, 2005.

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

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004
Commitments to extend credit	$6,626,000	$4,195,000
Unfunded commitments under lines of credit	94,326,000	79,106,000
Commercial and standby letters of credit	4,022,000	5,954,000

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

Unfunded commitments under lines of credit are contracts for possible future extensions of credit to existing customers. Unfunded commitments under lines of credit include, but are not limited to, home equity lines of credit, overdraft protection lines of credit, credit cards, and unsecured and secured commercial lines of credit. The terms and conditions of these commitments vary depending on the line of credit’s purpose, collateral, and maturity. The amount disclosed above represents total unused lines of credit for which a contract with the Bank has been established.

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2005, none of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2005 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $513,000.

NOTE 18. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The Trust issued $217,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2005 was 7.97%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

The trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier 2 capital. The total amount ($7,000,000) of trust preferred securities issued by the Trust was included in the Company’s Tier I capital at December 31, 2005.

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

NOTE 19. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2005 and 2004 are summarized as follows:

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$5,428	$5,754	$6,092	$6,530
Net interest income after provision for loan losses	4,005	4,023	4,071	4,202
Noninterest income	1,148	1,348	1,371	1,299
Noninterest expenses	3,208	3,267	3,449	3,521
Income before income taxes	1,945	2,104	1,993	1,980
Net income	1,348	1,462	1,400	1,402
Net income per common share, basic	$0.44	$0.48	$0.46	$0.46
Net income per common share, diluted	0.44	0.48	0.46	0.46
Dividends per common share	0.11	0.12	0.13	0.14

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$4,499	$4,611	$4,954	$5,224
Net interest income after provision for loan losses	3,350	3,465	3,720	3,833
Noninterest income	962	1,178	1,373	1,253
Noninterest expenses	3,021	3,034	3,022	3,445
Income before income taxes	1,291	1,609	2,071	1,641
Net income	896	1,107	1,456	1,151
Net income per common share, basic	$0.30	$0.37	$0.48	$0.38
Net income per common share, diluted	0.30	0.37	0.48	0.38
Dividends per common share	0.10	0.10	0.11	0.11

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

Cash and Short-Term Investments/Accrued Interest: The fair value was equal to the carrying amount.

Securities: The fair value, excluding restricted stock, was based on quoted market prices. The fair value of restricted stock approximated the carrying amount based on the redemption provisions of the issuers.

Loans: The fair value of variable rate loans, which reprice frequently and with no significant change in credit risk, was equal to the carrying amount. The fair value of all other loans was determined using discounted cash flow analysis. The discount rate was equal to the current interest rate on similar products.

Deposits and Borrowings: The fair value of demand deposits, savings accounts, and certain money market deposits was equal to the carrying amount. The fair value of all other deposits and borrowings was determined using discounted cash flow analysis. The discount rate was equal to the current interest rate on similar products.

Off-Balance-Sheet Financial Instruments: The fair value of commitments to extend credit was estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the credit worthiness of the counterparties. The fair value of fixed rate loan commitments also considered the difference between current interest rates and the committed interest rates. The fair value of standby letters of credit was estimated using the fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties. At December 31, 2005 and 2004, the fair value of loan commitments and standby letters of credit was considered immaterial.

The carrying amount and fair value of the Company’s financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and short-term investments	$10,041	$10,041	$12,042	$12,042
Securities	82,693	82,520	74,238	74,486
Loans, net	352,197	351,866	307,833	310,824
Accrued interest receivable	1,935	1,935	1,569	1,569

Financial liabilities:
Deposits	$373,148	$372,707	$338,327	$338,329
Federal funds purchased and securities sold under agreements to repurchase	8,963	8,963	4,833	4,833
Federal Home Loan Bank advances	40,000	38,809	30,000	30,101
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	404	404	242	242

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

NOTE 21. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2005 and 2004

(dollars in thousands)

	2005	2004
Assets
Cash held in subsidiary bank	$350	$219
Securities available for sale	3,083	2,982
Loans	—	41
Investment in subsidiaries, at cost, plus undistributed net income	39,087	35,215
Investment in limited partnership	76	113
Other assets	625	647

Total assets	$43,221	$39,217

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217	$7,217
Other Liabilities	9	31

Total liabilities	$7,226	$7,248

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	7,642	3,781
Surplus	5,369	4,569
Retained earnings	23,554	23,282
Accumulated other comprehensive income	(570)	337

Total shareholders’ equity	$35,995	$31,969

Total liabilities and shareholders’ equity	$43,221	$39,217

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands)

	2005	2004	2003
Income
Dividends from subsidiary bank	$1,200	$1,250	$800
Interest on loans	1	3	3
Interest and dividends on securities available for sale	155	165	175
Income (loss) on equity investments	(13)	(11)	—
Gain on sale of securities	11	12	—
Other income	10	17	—

Total income	$1,364	$1,436	$978

Expenses
Interest expense on borrowings	$479	$351	$330
Other operating expenses	152	149	114

Total expenses	$631	$500	$444

Income before income tax (benefit) and equity in undistributed net income of subsidiary bank	$733	$936	$534

Income Tax (Benefit)	(191)	(131)	(158)

Income before equity in undistributed net income of subsidiary bank	$924	$1,067	$692

Equity in Undistributed Net Income of Subsidiary Bank	4,688	3,543	3,345

Net income	$5,612	$4,610	$4,037

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(dollars in thousands)

	2004	2003	2003
Cash Flows from Operating Activities
Net Income	$5,612	$4,610	$4,037
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	68	70	81
(Gain) loss on equity investment	13	11	0
Premium amortization (discount accretion) on securities	(1)	1	2
(Gain) on securities	(11)	(12)	—
Undistributed earnings of subsidiary bank	(4,688)	(3,543)	(3,344)
Changes in assets and liabilities:
(Increase) decrease in other assets	7	(273)	(32)
Increase (decrease) in other liabilities	4	7	(2)

Net cash provided by operating activities	$1,004	$871	$742

Cash Flows from Investing Activities
Purchase of securities available for sale	$(835)	$(634)	$(1,210)
Proceeds from maturities of securities available for sale	609	457	1,210
Proceeds from sales of securities available for sale	—	—	—
Equity investment in subsidiary bank	—	—	—
Net (increase) decrease in loans	41	16	3

Net cash provided by (used in) investing activities	$(185)	$(161)	$3

Cash Flows from Financing Activities
Cash dividends paid	$(970)	$(807)	$(701)
Fractional shares purchased	—	—	0
Proceeds from issuance of common stock, employee benefit plan	98	21	75
Reimbursement for deferred compensation plan	184	124	19
Proceeds from trust preferred capital notes	—	—	—

Net cash provided by (used in) financing activities	$(688)	$(662)	$(607)

Increase in cash	$131	$48	$138
Cash
Beginning	$219	$171	$33

Ending	$350	$219	$171

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of restricted common stock, stock incentive plan	$89	$164	$125

NOTE 22. Subsequent Events

Stock Split

On February 15, 2006, the Board of Directors declared a two-for-one stock split of the Company’s common stock, payable on March 15, 2006 to shareholders of record as of March 1, 2006. Following the stock split, the par value of the Company’s common stock remained at $2.50 per share. As part of this stock split, the Board approved amending the Company’s Articles of Incorporation, effective March 1, 2006, to increase the number of authorized shares of common stock from 5,000,000 to 10,000,000. As permitted by Virginia law, this amendment did not require shareholder approval.

The Company has reflected the stock split in the presentation of the December 31, 2005 financial statements as required by generally accepted accounting principles. All share and per share amounts have been adjusted to reflect the effects of the stock split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 17, 2006.

Item 11. Executive Compensation.

The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 17, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting of Shareholders to be held May 17, 2006.

Item 13. Certain Relationships and Related Transactions

The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders to be held May 17, 2006.

Item 14. Principal Accounting Fees and Services

The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders to be held May 17, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The financial statements are filed as part of this Annual Report on Form 10-K within Item 8.

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted since they are not required, or are not applicable, or the required information is given in the financial statements or notes thereto.

(a)(3) Exhibits

The following exhibits, as applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996). *

10.5	Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). *

10.6	Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). *

10.7	Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). *

10.8	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319). *

10.9	Employment Agreement of John E. Hudson. *

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

23.2	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2006.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2006.

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