Form 10-K/A
period 2005-12-31
EAGLE FINANCIAL SERVICES INC
filed 2006-03-31
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, solely for the purpose of including pages (32 through 35) that were inadvertently omitted from the Registrant’s consolidated financial statements included in Part II, Item 8, of the Form 10-K filed on March 30, 2006.

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

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
January 26, 2005

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2004

(dollars in thousands, except share amounts)

	2005	2004
Assets
Cash and due from banks	$10,041	$10,430
Federal funds sold	—	1,612
Securities available for sale, at fair value	57,167	54,651
Securities held to maturity (fair value: 2005, $25,353; 2004, $19,834)	25,526	19,586
Loans, net of allowance for loan losses of $3,582 in 2005 and $3,265 in 2004	352,197	307,833
Bank premises and equipment, net	15,147	13,772
Other assets	6,893	5,927

Total assets	$466,971	$413,811

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$90,862	$82,620
Savings and interest bearing demand deposits	172,434	182,143
Time deposits	109,852	73,564

Total deposits	$373,148	$338,327
Federal funds purchased and securities sold under agreements to repurchase	8,963	4,833
Federal Home Loan Bank advances	40,000	30,000
Trust preferred capital notes	7,217	7,217
Other liabilities	1,648	1,465
Commitments and contingent liabilities	—	—

Total liabilities	$430,976	$381,842

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 2005, 10,000,000 shares; authorized 2004, 5,000,000 shares; issued 2005, 3,056,986 shares; issued 2004, 1,512,487 shares	7,642	3,781
Surplus	5,369	4,569
Retained earnings	23,554	23,282
Accumulated other comprehensive income	(570)	337

Total shareholders’ equity	$35,995	$31,969

Total liabilities and shareholders’ equity	$466,971	$413,811

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2005, 2004, and 2003

(dollars in thousands, except per share amounts)

	2005	2004	2003
Interest and Dividend Income
Interest and fees on loans	$20,572	$16,931	$15,165
Interest on federal funds sold	15	93	38
Interest on securities held to maturity:
Taxable interest income	83	160	345
Interest income exempt from federal income taxes	780	454	331
Interest and dividends on securities available for sale:
Taxable interest income	2,096	1,460	1,077
Interest income exempt from federal income taxes	99	72	64
Dividends	154	116	127
Interest on deposits in banks	5	2	1

Total interest and dividend income	$23,804	$19,288	$17,148

Interest Expense
Interest on deposits	$4,739	$2,856	$2,759
Interest on federal funds purchased and securities sold under agreements to repurchase	349	101	72
Interest on Federal Home Loan Bank advances	1,316	1,087	811
Interest on trust preferred capital notes	479	351	330

Total interest expense	$6,883	$4,395	$3,972

Net interest income	$16,921	$14,893	$13,176
Provision For Loan Losses	620	525	650

Net interest income after provision for loan losses	$16,301	$14,368	$12,526

Noninterest Income
Trust department income	$624	$482	$499
Service charges on deposit accounts	2,013	1,710	1,297
Other service charges and fees	2,196	1,950	1,911
Securities gains	20	156	—
Other operating income	313	468	213

Total noninterest income	$5,166	$4,766	$3,920

Noninterest Expenses
Salaries and employee benefits	$7,853	$7,518	$6,325
Occupancy expenses	905	935	630
Equipment expenses	660	624	552
Advertising and marketing expenses	402	390	318
Stationery and supplies	348	267	293
ATM network fees	306	254	235
Other operating expenses	2,971	2,534	2,296

Total noninterest expenses	$13,445	$12,522	$10,649

Income before income taxes	$8,022	$6,612	$5,797
Income Tax Expense	2,410	2,002	1,760

Net Income	$5,612	$4,610	$4,037

Earnings Per Share
Net income per common share, basic	$1.84	$1.53	$1.36

Net income per common share, diluted	$1.84	$1.53	$1.36

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2005, 2004, and 2003

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2002	$3,697	$3,546	$17,012	$147		$24,402
Comprehensive income:
Net income			4,037		$4,037	4,037
Other comprehensive income:
Unrealized holding losses arising during the period, net of deferred income taxes of $67					130
Minimum pension liability adjustment, net of income taxes of $208					404

Other comprehensive income, net of income taxes of $275				534	534	534

Total comprehensive income					$4,571

Issuance of common stock, employee benefit plan (2,722 shares)	7	68				75
Issuance of restricted stock, stock incentive plan (2,880 shares)	7	118				125
Unearned compensation on restricted stock		(125)				(125)
Amortization of unearned compensation, restricted stock awards		19				19
Issuance of common stock, dividend investment plan (13,344 shares)	33	380				413
Dividends declared ($0.38 per share)			(1,114)			(1,114)

Balance, December 31, 2003	$3,744	$4,006	$19,935	$681		$28,366
Comprehensive income:
Net income			4,610		$4,610	$4,610
Other comprehensive loss:
Unrealized holding losses arising during the period, net of deferred income taxes of $125					(242)
Reclassification adjustment, net of income taxes of $53					(102)

Other comprehensive loss, net of income taxes of $178				(344)	(344)	(344)

Total comprehensive income					$4,266

Issuance of common stock, employee benefit plan (487 shares)	1	20				21
Issuance of restricted stock, stock incentive plan (3,780 shares)	10	154				164
Unearned compensation on restricted stock		(124)				(124)
Amortization of unearned compensation, restricted stock awards		85				85
Issuance of common stock, dividend investment plan (10,506 shares)	26	428				454
Dividends declared ($0.42 per share)			(1,263)			(1,263)

Balance, December 31, 2004	$3,781	$4,569	$23,282	$337		$31,969
Comprehensive income:
Net income			5,612		$5,612	5,612
Other comprehensive loss:
Unrealized holding losses arising during the period, net of deferred income taxes of $460					(894)
Reclassification adjustment, net of income taxes of $6					(13)

Other comprehensive loss, net of income taxes of $466				(907)	(907)	(907)

Total comprehensive income					$4,705

Issuance of common stock, employee benefit plan (2,278 shares)	6	92				98
Issuance of restricted stock, stock incentive plan (1,800 shares)	4	85				89
Unearned compensation on restricted stock		(89)				(89)
Income tax benefit on vested restricted stock		9				9
Amortization of unearned compensation, restricted stock awards		184				184
Issuance of common stock, dividend investment plan (11,928 shares)	30	519				549
Dividends declared ($0.50 per share)			(1,519)			(1,519)
Issuance of common stock, stock split (1,528,493 shares)	3,821		(3,821)			—

Balance, December 31, 2005	$7,642	$5,369	$23,554	$(570)		$35,995

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004, and 2003

(dollars in thousands)

	2005	2003	2002
Cash Flows from Operating Activities
Net income	$5,612	$4,610	$4,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	691	714	507
Amortization of intangible and other assets	253	216	260
(Gain) loss on equity investment	13	11	—
Provision for loan losses	620	525	650
Accrual of restricted stock awards	184	85	19
(Gain) on sale of securities	(20)	(156)	—
Premium amortization on securities, net	89	171	254
Deferred tax provision (benefit)	(160)	(32)	104
Changes in assets and liabilities:
(Increase) in other assets	(772)	(185)	(1,541)
Increase in other liabilities	357	513	78

Net cash provided by operating activities	$6,867	$6,472	$4,368

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$2,709	$3,469	$6,260
Proceeds from maturities and principal payments of securities available for sale	8,542	9,999	8,799
Proceeds from sales of securities available for sale	728	2,284	—
Purchases of securities held to maturity	(9,130)	(9,166)	(5,181)
Purchases of securities available for sale	(12,746)	(33,471)	(17,490)
Purchases of bank premises and equipment	(2,066)	(1,048)	(6,293)
Net (increase) in loans	(44,984)	(34,695)	(50,711)

Net cash (used in) investing activities	$(56,947)	$(62,628)	$(64,616)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, money market and savings accounts	$(1,467)	$53,908	$46,848
Net increase (decrease) in certificates of deposit	36,288	8,888	(7,908)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	4,130	(12,106)	14,030
Net increase in Federal Home Loan Bank advances	10,000	6,956	3,044
Proceeds from trust preferred capital notes	—	—	—
Issuance of common stock, employee benefit plan	98	21	75
Cash dividends paid	(970)	(807)	(701)

Net cash provided by financing activities	$48,079	$56,860	$55,388

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004, and 2003

(dollars in thousands)

	2005	2003	2002
Increase (decrease) in cash and cash equivalents	$(2,001)	$704	$(4,860)
Cash and Cash Equivalents
Beginning	12,042	11,338	16,198

Ending	$10,041	$12,042	$11,338

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,722	$4,313	$4,022

Income taxes	$2,635	$1,864	$1,791

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock, dividend investment plan	$550	$455	$413

Issuance of restricted common stock, stock incentive plan	$89	$164	$125

Unrealized gain (loss) on securities available for sale	$(1,373)	$(522)	$198

Change in minimum pension liability	$—	$—	$(612)

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

(a)(3) Exhibits

The following exhibits, as applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996). *

10.5	Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). *

10.6	Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). *

10.7	Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003). *

10.8	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319). *

10.9	Employment Agreement of John E. Hudson. **

21.1	Subsidiaries of the Company.**

23.1	Consent of Yount, Hyde & Barbour, P.C.**

23.2	Consent of Smith Elliott Kearns & Company, LLC.**

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.

**	Previously filed.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2006.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer