Form 10-Q
period 2006-03-31
EAGLE FINANCIAL SERVICES INC
filed 2006-05-15
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 5, 2006 was 3,075,650.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$10,998	$10,041
Federal funds sold	—	—
Securities available for sale, at fair value	61,483	57,167
Securities held to maturity (fair value: 2006, $26,532; 2005, $25,353)	26,707	25,526
Loans, net of allowance for loan losses of $3,640 in 2006 and $3,582 in 2005	357,630	352,197
Bank premises and equipment, net	15,506	15,147
Other assets	6,829	6,893

Total assets	$479,153	$466,971

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$89,555	$90,862
Savings and interest bearing demand deposits	152,659	172,434
Time deposits	130,283	109,852

Total deposits	$372,497	$373,148
Federal funds purchased and securities sold under agreements to repurchase	8,162	8,963
Federal Home Loan Bank advances	52,000	40,000
Trust preferred capital notes	7,217	7,217
Other liabilities	1,975	1,648
Commitments and contingent liabilities	—	—

Total liabilities	$441,851	$430,976

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 5,000,000 shares; issued 2006, 3,075,650; issued 2005, 3,051,172 shares	7,689	7,642
Surplus	5,649	5,369
Retained earnings	24,626	23,554
Accumulated other comprehensive income	(662)	(570)

Total shareholders’ equity	$37,302	$35,995

Total liabilities and shareholders’ equity	$479,153	$466,971

See	Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Interest and Dividend Income
Interest and fees on loans	$5,854	$4,658
Interest on federal funds sold	7	6
Interest on securities held to maturity:
Taxable interest income	15	28
Interest income exempt from federal income taxes	225	158
Interest and dividends on securities available for sale:
Taxable interest income	556	516
Interest income exempt from federal income taxes	28	26
Dividends	41	35
Interest on deposits in banks	2	1

Total interest and dividend income	$6,728	$5,428

Interest Expense
Interest on deposits	1,666	921
Interest on federal funds purchased and securities sold under agreements to repurchase	105	60
Interest on Federal Home Loan Bank advances	444	266
Interest on trust preferred capital notes	140	106

Total interest expense	$2,355	$1,353

Net interest income	$4,373	$4,075
Provision For Loan Losses	75	70

Net interest income after provision for loan losses	$4,298	$4,005

Noninterest Income
Trust department income	$218	$190
Service charges on deposit accounts	470	450
Other service charges and fees	544	462
Securities gains	—	—
Other operating income	62	46

Total noninterest income	$1,294	$1,148

Noninterest Expenses
Salaries and employee benefits	$1,989	$1,878
Occupancy expenses	233	229
Equipment expenses	173	150
Advertising and marketing expenses	107	103
Stationery and supplies	103	91
ATM network fees	72	65
Other operating expenses	745	692

Total noninterest expenses	$3,422	$3,208

Income before income taxes	$2,170	$1,945
Income Tax Expense	667	597

Net income	$1,503	$1,348

Earnings Per Share
Net income per common share, basic	$0.49	$0.45

Net income per common share, diluted	$0.49	$0.45

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2004	$3,781	$4,569	$23,282	$337		$31,969
Comprehensive income:
Net income			1,348		$1,348	1,348
Other comprehensive (loss):
Unrealized holding losses arising during the period, net of deferred income taxes of $302				(586)	(586)	(586)

Total comprehensive income					$762

Issuance of common stock, employee benefit plan (4,556 shares)	6	92				98
Amortization of unearned compensation, restricted stock awards		28				28
Issuance of common stock, dividend investment plan (5,820 shares)	7	113				120
Dividends declared ($0.11 per share)			(332)			(332)

Balance, March 31, 2005	$3,794	$4,802	$24,298	$(249)		$32,645

Balance, December 31, 2005	$7,642	$5,369	$23,554	$(570)		$35,995
Comprehensive income:
Net income			1,503		$1,503	1,503
Other comprehensive (loss):
Unrealized holding losses arising during the period, net of deferred income taxes of $48				(92)	(92)	(92)

Total comprehensive income					$1,411

Issuance of common stock, employee benefit plan (5,946 shares)	15	129				144
Issuance of restricted stock, stock incentive plan (7,410 shares)	19	187				206
Unearned compensation on restricted stock		(206)				(206)
Amortization of unearned compensation, restricted stock awards		38				38
Issuance of common stock, dividend investment plan (5,308 shares)	13	132				145
Dividends declared ($0.14 per share)			(431)			(431)

Balance, March 31, 2006	$7,689	$5,649	$24,626	$(662)		$37,302

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$1,503	$1,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	174	171
Amortization of intangible and other assets	51	50
Loss on equity investment	4	4
Provision for loan losses	75	70
Accrual of restricted stock awards	38	28
(Gain) on sale of securities	—	—
Premium amortization on securities, net	12	28
Changes in assets and liabilities:
(Increase) decrease in other assets	56	(344)
Increase in other liabilities	328	661

Net cash provided by operating activities	$2,241	$2,016

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$378	$1,014
Proceeds from maturities and principal payments of securities available for sale	1,967	2,064
Proceeds from sales of securities available for sale	—	—
Purchases of securities held to maturity	(1,561)	(2,099)
Purchases of securities available for sale	(6,435)	(4,733)
Purchases of bank premises and equipment	(532)	(37)
Net (increase) in loans	(5,508)	(9,538)

Net cash (used in) investing activities	$(11,691)	$(13,329)

Cash Flows from Financing Activities
Net (decrease) in demand deposits, money market and savings accounts	$(21,082)	$(2,619)
Net increase in certificates of deposit	20,431	1,559
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(801)	9,350
Net increase in Federal Home Loan Bank advances	12,000	—
Issuance of common stock, employee benefit plan	144	98
Cash dividends paid	(285)	(212)

Net cash provided by financing activities	$10,407	$8,176

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Increase in cash and cash equivalents	$957	$(3,137)
Cash and Cash Equivalents
Beginning	10,041	12,042

Ending	$10,998	$8,905

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,293	$1,361

Income taxes	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock, dividend investment plan	$144	$121

Issuance of restricted common stock, stock incentive plan	$206	$—

Unrealized (loss) on securities available for sale	$(140)	$(887)

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

The Company owns 100% of Bank of Clarke County (the “Bank”) and Eagle Financial Statutory Trust I (the “Trust”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. The Trust is accounted for under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. The subordinated debt of the Trust is reflected as a liability of the Company. Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

On February 15, 2006, the Board of Directors declared a two-for-one stock split of the Company’s common stock, payable on March 15, 2006 to shareholders of record on March 1, 2006. All share and per share amounts in the March 31, 2006 financial statements have been adjusted to reflect the effects of the stock split as required by generally accepted accounting principles.

NOTE 2. Stock-Based Compensation Plan

Stock options granted under the Company’s stock-based compensation plan were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations” prior to 2006. No stock-based compensation expense associated with the stock options was reflected in net income, as each stock option granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On December 30, 2005, the Company’s Board of Directors approved the acceleration of the vesting of all unvested stock options outstanding, effective immediately. Except for the accelerated vesting, all other terms of the affected stock options remained unchanged. The Board determined to accelerate the vesting of these stock options in order to avoid the recognition of compensation expense associated with the affected stock options under Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) during the remaining vesting periods. The Company will be required to apply SFAS No. 123R to all stock options granted during annual reporting periods beginning after September 15, 2005. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2006 and 2005 if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” to the outstanding stock options.

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands, except per share amounts)
Net income, as reported	$1,503	$1,348
Total stock-based compensation expense based on fair value of all awards, net of taxes	—	11

Pro forma net income	$1,503	$1,337

Earnings per share:
Basic - as reported	$0.49	$0.45
Basic - pro forma	0.49	0.44
Diluted - as reported	0.49	0.45
Diluted - pro forma	0.49	0.44

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2006 and 2005 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended March 31,
	2006	2005
Average number of common shares outstanding	3,069,066	3,028,644
Effect of dilutive options	7,301	720

Average number of common shares outstanding used to calculate diluted earnings per share	3,076,367	3,029,364

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2006 and December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$33,617	$1	$(646)	$32,972
Mortgage-backed securities	19,952	2	(407)	19,547
Obligations of states and political subdivisions	2,794	26	(47)	2,773
Corporate securities	2,464	67	—	2,531
Restricted stock	3,660	—	—	3,660

	$62,487	$96	$(1,100)	$61,483

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$31,054	$2	$(587)	$30,469
Mortgage-backed securities	17,733	5	(378)	17,360
Obligations of states and political subdivisions	2,593	36	(23)	2,606
Corporate securities	3,616	83	(1)	3,698
Restricted stock	3,034	—	—	3,034

	$58,030	$126	$(989)	$57,167

There were no sales or calls of securities available for sale during the first three months of 2005 and 2006.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2006 and December 31, 2005 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$10,884	$184	$20,029	$463	$30,913	$647
Mortgage-backed securities	11,804	216	5,040	191	16,844	407
Obligations of states and political subdivisions	1,433	39	193	7	1,626	46

	$24,121	$439	$25,262	$661	$49,383	$1,100

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$18,227	$328	$11,740	$259	$29,967	$587
Mortgage-backed securities	13,322	294	2,300	84	15,622	378
Obligations of states and political subdivisions	1,449	23	—	—	1,449	23
Corporate securities	999	1	—	—	999	1

	$32,998	$645	$14,040	$343	$48,037	$989

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At March 31, 2006, the gross unrealized losses totaling $1,100,000 included seventy-two debt securities. At December 31, 2005, the gross unrealized losses totaling $989,000 included seventy-one debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other-than-temporary.

Amortized costs and fair values of securities held to maturity at March 31, 2006 and December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,000	$—	$(16)	$984
Mortgage-backed securities	466	—	(15)	451
Obligations of states and political subdivisions	25,241	41	(365)	24,917

	$26,707	$41	$(396)	$26,352

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,001	$—	$(21)	$980
Mortgage-backed securities	501	—	(15)	486
Obligations of states and political subdivisions	24,024	67	(204)	23,887

	$25,526	$67	$(240)	$25,353

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2006 and December 31, 2005 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$984	$16	$984	$16
Mortgage-backed securities	452	15	—	—	452	15
Obligations of states and political subdivisions	14,440	218	4,177	147	18,617	365

	$14,892	$233	$5,161	$163	$20,053	$396

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$980	$21	$980	$21
Mortgage-backed securities	487	15	—	—	487	15
Obligations of states and political subdivisions	14,172	173	1,011	31	15,183	204

	$14,659	$188	$1,991	$52	$16,650	$240

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At March 31, 2006, the gross unrealized losses totaling $396,000 included sixty-two debt securities. At December 31, 2005, the gross unrealized losses totaling $240,000 included fifty-two debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other-than-temporary.

NOTE 5. Loans

The composition of loans at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$43,611	$42,835
Secured by farmland	3,867	4,322
Secured by 1-4 family residential properties	163,685	160,963
Other real estate loans	90,387	88,897
Loans to farmers	1,005	990
Commercial and industrial loans	26,902	25,237
Consumer installment loans	31,426	32,220
All other loans	387	315

	$361,270	$355,779
Less: Allowance for loan losses	3,640	3,582

	$357,630	$352,197

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005 were as follows:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005
	(in thousands)
Balance, beginning	$3,582	$3,265	$3,265
Provision charged to operating expense	75	620	70
Recoveries added to the allowance	36	183	111
Loan losses charged to the allowance	(53)	(486)	(80)

Balance, ending	$3,640	$3,582	$3,366

Total loans past due ninety days or greater still accruing interest were $44,000 and $58,000 at March 31, 2006 and December 31, 2005, respectively. There were no impaired loans at March 31, 2006 or December 31, 2005. Nonaccrual loans were $375,000 at both March 31, 2006 and December 31, 2005.

NOTE 7. Deposits

The composition of deposits at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Noninterest bearing demand deposits	$89,555	$90,862

Savings and interest bearing demand deposits:
NOW accounts	$50,713	$63,212
Money market accounts	51,127	51,593
Regular savings accounts	50,819	57,629

	$152,659	$172,434

Time deposits:
Balances of less than $100,000	$70,794	$63,197
Balances of $100,000 and more	59,489	46,655

	$130,283	$109,852

	$372,497	$373,148

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three months ended March 31, 2006 and 2005:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$91	$87	$—	$—
Interest cost	61	54	4	3
Expected return on plan assets	(57)	(51)	—	—
Amortization of prior service costs	3	3	—	—
Amortization of net obligation at transition	—	—	1	1
Recognized net actuarial loss	24	23	2	1

Net periodic benefit cost	$122	$116	$7	$5

Note 9 to the consolidated financial statements in the 2005 Form 10-K stated that the Company would contribute $1,000,000 to its pension plan during 2006. The Company did not make a contribution to the pension plan during the first three months of 2006; however, it still intends to contribute $1,000,000 to its pension plan during 2006.

NOTE 9. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The Trust issued $217,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2006 was 8.41%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

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

NOTE 10. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, (“SFAS No. 156”) “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” SFAS No. 156 amends Statement No. 140 with respect to separately recognized servicing assets and liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of SFAS No. 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company does not expect the adoption of SFAS No. 156 at the beginning of 2007 to have a material effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2005 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2006, the Company had total assets of $479,153,000, net loans of $357,630,000, total deposits of $372,497,000 and shareholders’ equity of $37,302,000. The Company’s net income was $1,503,000 for the three months ended March 31, 2006.

MANAGEMENT’S STRATEGY

The Company strives to be an outstanding financial institution in its market by building solid sustainable relationships with: (1) its customers, by providing highly personalized customer service, a network of conveniently placed branches and ATMs, a competitive variety of products/services and courteous, professional employees, (2) its employees, by providing generous benefits, a positive work environment, advancement opportunities and incentives to exceed expectations, (3) its communities, by participating in local concerns, providing monetary support, supporting employee volunteerism and providing employment opportunities, and (4) its shareholders, by providing sound profits and returns, sustainable growth, regular dividends and committing to its local, independent status.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2005 Form 10-K, provides additional information related to the allowance for loan losses.

CREDIT POLICIES

The lending activities are performed and the credit policy issues are administered by the Bank. The principal risk associated with the Bank’s loan portfolio is the creditworthiness of its borrowers. In an effort to manage this risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. Credit risk is increased or decreased, depending on the type of loan and prevailing economic conditions. In consideration of the different types of loans in the portfolio, the risk associated with real estate mortgage loans, commercial loans and consumer loans varies based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay debt.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first three months of 2006 was $1,503,000, an increase of $155,000 or 11.5% as compared to net income for the first three months of 2005 of $1,348,000. Earnings per share, basic and diluted, were $0.49 and $0.45 for the first three months of 2006 and 2005, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first three months of 2006 and 2005 was 1.27% and 1.29%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first three months of 2006 and 2005 was 16.44% and 16.69%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $4,373,000 and $4,075,000 for the first three months of 2006 and 2005, respectively, which represents an increase of $298,000 or 7.3%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $6,728,000 and $5,428,000 for the first three months of 2006 and 2005, respectively, which represents an increase of $1,300,000 or 24.0%. Total interest expense was $2,355,000 and $1,353,000 for the first three months of 2006 and 2005, respectively, which represents an increase of $1,002,000 or 74.1%.

The net interest margin was 4.07% and 4.27% for the first three months of 2006 and 2005, respectively. The decrease of 20 basis points in the net interest margin was due to a greater increase in the average rate on interest-bearing liabilities than the tax-equivalent yield on average earning assets. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2006 and 2005. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended March 31,
	2006	2005
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,854	$4,658
Interest Income - Securities and Other Interest-Earnings Assets	874	770
Interest Expense - Deposits	1,666	921
Interest Expense - Other Borrowings	689	432

Total Net Interest Income	$4,373	$4,075

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$16	$11
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	130	94

Total Tax Benefit on Tax-Exempt Interest Income	$146	$105

Tax-Equivalent Net Interest Income	$4,519	$4,180

The tax-equivalent yield on earning assets increased 55 basis points from 5.65% to 6.20% for the first three months of 2005 and 2006, respectively. The tax-equivalent yield on securities decreased 8 basis points from 4.60% to 4.68% for the first three months of 2005 and 2006, respectively. The tax-equivalent yield on loans increased 65 basis points from 5.91% to 6.56% for the first three months of 2005 and 2006, respectively. This reflects the repricing of variable rate loans which are indexed to Prime. The average rate on interest bearing liabilities increased 92 basis points from 1.78% to 2.70% for the first three months of 2005 and 2006, respectively. These changes were caused primarily by deposit pricing and product mix. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. With regard to interest-bearing deposits, the Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $75,000 for the first three months of 2006 as compared to $70,000 for the first three months of 2005. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio. The $5,000 increase in the amount of provision for loan losses during 2006 as compared to 2005 can be primarily attributed to an increase in net charge-offs during 2006 as compared to 2005.

Noninterest Income

Total noninterest income for the first three months of 2006 and 2005 was $1,294,000 and $1,148,000, respectively, which represents an increase of $146,000 or 12.7%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during the first three months of 2006 and 2005.

Trust department income increased $28,000 or 14.7% from $190,000 for the first three months of 2005 to $218,000 for the first three months of 2006. The amount of Trust department income is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $20,000 or 4.4% from $450,000 to $470,000 for the first three months of 2005 and 2006, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees increased $82,000 or 17.8% from $462,000 for the first three months of 2005 to $544,000 for the first three months of 2006. The increase in 2006, as compared to 2005, can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services and fees generated from the Bank’s ATM/debit card programs. The amount of commissions received from the sale of non-deposit investment products increased $40,000 or 37.4% from $107,000 to $147,000 for the first three months of 2005 and 2006, respectively. This increase was realized through both the development of new customers and providing additional products to existing customers. This amount is expected to increase during the remainder of 2006 due to ongoing business development and referral programs. The amount of fees generated from the Bank’s ATM/debit card programs increased $43,000 or 35.5% from $121,000 to $164,000 for the first three months of 2005 and 2006, respectively. This increase was realized through higher transaction volumes on the cards outstanding. This amount is expected to increase slightly during the remainder of 2006 due to fees earned on the Bank’s commercial debit cards, which earn higher transaction fees and have less loss liability than consumer debit cards.

Other operating income increased $16,000 or 34.8% from $46,000 to $62,000 for the first three months of 2005 and 2006, respectively.

Noninterest Expenses

Total noninterest expenses increased $214,000 or 6.7% from $3,208,000 to $3,422,000 for the first three months of 2005 and 2006, respectively. The efficiency ratio of the Company was 58.86% for the three months ended March 31, 2006 and 60.21% for the three months ended March 31, 2005. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.00% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $111,000 or 5.9% from $1,878,000 for the first three months of 2005 to $1,989,000 for the first three months of 2006. This increase can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses increased $4,000 or 1.8% from $229,000 to $233,000 for the first three months of 2005 and 2006, respectively.

Equipment expenses increased $23,000 or 15.3% from $150,000 to $173,000 for the first three months of 2005 and 2006, respectively.

Advertising and marketing expenses increased $4,000 or 3.9% from $103,000 to $107,000 for the first three months of 2005 and 2006, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $53,000 or 7.7% from $692,000 to $745,000 for the first three months of 2005 and 2006, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $667,000 and $597,000 for the first three months of 2006 and 2005, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 30.74% and 30.72% for the first three months of 2006 and 2005, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $88,190,000 at March 31, 2006 as compared to $82,693,000 at December 31, 2005. This represents an increase of $5,497,000 or 6.7%. The Company had securities purchases totaling $7,996,000 during the first three months of 2006. The Company had total maturities and principal repayments of $2,345,000 during the first three months of 2006. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2006. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2006 and December 31, 2005.

The Company had $26,707,000 and $25,526,000 in securities classified as held to maturity at March 31, 2006 and December 31, 2005, respectively. The Company had $61,483,000 and $57,167,000 in securities classified as available for sale at March 31, 2006 and December 31, 2005, respectively. The Company had an unrealized loss on available for sale securities of $1,004,000 at March 31, 2006 as compared to an unrealized loss of $863,000 at December 31, 2005.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $361,270,000 and $355,779,000 at March 31, 2006 and December 31, 2005, respectively. This represents an increase of $5,491,000 or 1.5% for the first three months of 2005. The Company’s loan growth was accomplished through competitive loan pricing, experienced loan officers, and continuous sales efforts. The Company expects loan growth to continue for the remainder of 2006. The ratio of loans to deposits increased during the first quarter of 2006 from 95.35% at December 31, 2005 to 96.99% at March 31, 2006. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2006 and December 31, 2005.

Loans secured by real estate were $301,550,000 or 83.5% and $297,017,000 or 83.5% of total loans at March 31, 2006 and December 31, 2005, respectively. This represents an increase of $4,533,000 or 1.5% during the first three months of 2006. These loans are well-secured and based on conservative appraisals in a stable market. Generally, the Company does not make real estate loans outside its primary market area. Consumer installment loans were $31,426,000 or 8.7% and $32,220,000 or 9.1% of total loans at March 31, 2006 and December 31, 2005, respectively. This represents a decrease of $794,000 or 2.5% during the first three months of 2006. This type of loan is primarily comprised of vehicle loans which have been difficult to increase due to manufacturer financing options and customers using alternative financing such as home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $26,902,000 or 7.5% and $25,237,000 or 7.1% of total loans at March 31, 2006 and December 31, 2005, respectively. This represents an increase of $1,665,000 or 6.6% for the first three months of 2006.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005. Charged-off loans were $53,000 and $80,000 for the three months ended March 31, 2006 and 2005, respectively. Recoveries were $36,000 and $111,000 for the three months ended March 31, 2006 and 2005, respectively. This resulted in net charge-offs of $17,000 and net recoveries of $31,000 for the three months ended March 31, 2006 and 2005, respectively. The net recoveries during the first quarter of 2005 resulted from collecting a mortgage loan secured by a nonfarm, nonresidential property, which was charged-off during 2001. The allowance for loan losses as a percentage of loans was 1.01% at March 31, 2006 and 1.01% at December 31, 2005. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonaccrual loans were $375,000 at March 31, 2006 and December 31, 2005, respectively. The Company did not have any restructured loans or other real estate owned at March 31, 2006 or December 31, 2005. The percentage of nonperforming assets to loans and other real estate owned was 0.10% at March 31, 2006. Total loans past due 90 days or more and still accruing interest were $44,000 or 0.01% and $294,000 or 0.08% of total loans at March 31, 2006 and December 31, 2005, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. The allowance for loan losses at March 31, 2006 includes $188,000 in specific allocations for the nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $4,416,000 and $4,160,000 at March 31, 2006 and December 31, 2005, respectively. This represents an increase of $256,000 or 6.2% during the first three months of 2006. At March 31, 2006, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $260,000 in specific allocations for these loans.

Deposits

Total deposits were $372,497,000 and $373,418,000 at March 31, 2006 and December 31, 2005, respectively. This represents a decrease of $651,000 or 0.2% during the first three months of 2006. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2006 and December 31, 2005.

Noninterest-bearing demand deposits, which are comprised of checking accounts, decreased $1,307,000 or 1.4% from $90,862,000 at December 31, 2005 to $89,555,000 at March 31, 2006. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, decreased $19,775,000 or 11.5% from $172,434,000 at December 31, 2005 to $152,659,000 at March 31, 2006. Time deposits increased $20,431,000 or 18.6% from $109,852,000 at December 31, 2005 to $130,283,000 at March 31, 2006. This is comprised of an increase in time deposits of $100,000 and more of $12,834,000 or 27.5% and an increase in time deposits of less than $100,000 of $7,597,000 or 12.0%. The changes within the categories, other than time deposits of $100,000 and more, reflect the depositors’ willingness to move funds from accessible money market and savings accounts to higher yielding certificates of deposit. The Bank offered promotions on both certificates of deposit and money market accounts during the quarter to retain existing deposits within these categories. The increase in time deposits of $100,000 and more was due to aggressive bidding on these deposits as an alternative to borrowing funds.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $313,008,000 or 84.0% and $326,493,000 or 87.5% of total deposits at March 31, 2006 and December 31, 2005, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2006 was $37,302,000, reflecting a percentage of total assets of 7.79%, as compared to $35,995,000 and 7.71% at December 31, 2005. Shareholders’ equity per share increased $0.36 or 3.1% to $12.13 per share at March 31, 2006 from $11.77 per share at December 31, 2005. During the first quarter of 2006, the Company paid a dividend of $0.14 per share as compared to $0.11 per share for the same period of 2005. Total dividends paid during 2005 were $0.50 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2002, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 12.45% at March 31, 2006 as compared to 12.41% at December 31, 2005. The Company’s total risk-based capital ratio was 13.47% at March 31, 2006 as compared to 13.44% at December 31, 2005. The Company’s Tier 1 capital to average total assets ratio was 9.44% at March 31, 2006 as compared to 9.40% at December 31, 2005. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2006, liquid assets totaled $158,931,000 as compared to $150,587,000 at December 31, 2005. These amounts represent 36.0% and 35.8% of total liabilities at March 31, 2006 and December 31, 2005, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this quarterly report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2005 Form 10-K.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the normal course of business, various legal claims arise from time to time which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. The Company is not currently involved in any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of May, 2006.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr. Vice President, Chief Financial Officer and Secretary-Treasurer