Form 10-Q
period 2006-09-30
EAGLE FINANCIAL SERVICES INC
filed 2006-11-14
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 3, 2006 was 3,089,030.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$8,764	$10,041
Federal funds sold	—	—
Securities available for sale, at fair value	60,040	57,167
Securities held to maturity (fair value: 2006, $26,980; 2005, $25,353)	27,197	25,526
Loans, net of allowance for loan losses of $3,745 in 2006 and $3,582 in 2005	372,142	352,197
Bank premises and equipment, net	15,374	15,147
Other assets	7,509	6,893

Total assets	$491,026	$466,971

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$84,330	$90,862
Savings and interest bearing demand deposits	151,752	172,434
Time deposits	141,611	109,852

Total deposits	$377,693	$373,148
Federal funds purchased and securities sold under agreements to repurchase	14,889	8,963
Federal Home Loan Bank advances	49,600	40,000
Trust preferred capital notes	7,217	7,217
Other liabilities	1,662	1,648
Commitments and contingent liabilities	—	—

Total liabilities	$451,061	$430,976

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 5,000,000 shares; issued 2006, 3,089,030; issued 2005, 3,056,986 shares	7,723	7,642
Surplus	6,059	5,369
Retained earnings	26,692	23,554
Accumulated other comprehensive income	(509)	(570)

Total shareholders’ equity	$39,965	$35,995

Total liabilities and shareholders’ equity	$491,026	$466,971

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and Dividend Income
Interest and fees on loans	$6,516	$5,274	$18,694	$14,868
Interest on federal funds sold	13	3	27	14
Interest on securities held to maturity:
Taxable interest income	12	15	41	67
Interest income exempt from federal income taxes	243	213	706	559
Interest and dividends on securities available for sale:
Taxable interest income	589	519	1,735	1,574
Interest income exempt from federal income taxes	29	25	86	72
Dividends	62	40	168	116
Interest on deposits in banks	4	3	7	4

Total interest and dividend income	$7,468	$6,092	$21,464	$17,274

Interest Expense
Interest on deposits	$2,282	$1,254	$5,892	$3,283
Interest on federal funds purchased and securities sold under agreements to repurchase	109	88	336	213
Interest on Federal Home Loan Bank advances	605	380	1,571	938
Interest on trust preferred capital notes	160	124	449	346

Total interest expense	$3,156	$1,846	$8,248	$4,780

Net interest income	$4,312	$4,246	$13,216	$12,494
Provision For Loan Losses	75	175	225	395

Net interest income after provision for loan losses	$4,237	$4,071	$12,991	$12,099

Noninterest Income
Trust department income	$203	$119	$607	$471
Service charges on deposit accounts	574	521	1,554	1,496
Other service charges and fees	567	643	1,686	1,661
Securities gains	—	11	—	20
Other operating income	53	77	187	219

Total noninterest income	$1,397	$1,371	$4,034	$3,867

Noninterest Expenses
Salaries and employee benefits	$2,196	$2,002	$6,269	$5,796
Occupancy expenses	250	221	737	674
Equipment expenses	189	161	546	471
Advertising and marketing expenses	114	115	333	323
Stationery and supplies	66	79	287	261
ATM network fees	83	72	232	224
Other operating expenses	794	799	2,239	2,175

Total noninterest expenses	$3,692	$3,449	$10,643	$9,924

Income before income taxes	$1,942	$1,993	$6,382	$6,042
Income Tax Expense	549	593	1,890	1,832

Net income	$1,393	$1,400	$4,492	$4,210

Earnings Per Share
Net income per common share, basic	$0.45	$0.46	$1.47	$1.39

Net income per common share, diluted	$0.45	$0.46	$1.46	$1.39

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2004	$3,781	$4,569	$23,282	$337		$31,969
Comprehensive income:
Net income			4,210		$4,210	4,210
Other comprehensive (loss):
Unrealized holding losses arising during the period, net of deferred income taxes of $278					(539)
Reclassification adjustment, net of income taxes of $6					(13)

Other comprehensive (loss), net of income taxes of $284				(552)	(552)	(552)

Total comprehensive income					$3,658

Issuance of common stock, employee benefit plan (4,556 shares)	6	92				98
Issuance of restricted stock, stock incentive plan (3,600 shares)	5	84
Unearned compensation on restricted stock		(89)
Amortization of unearned compensation, restricted stock awards		136				136
Issuance of common stock, dividend investment plan (18,042 shares)	22	376				398
Dividends declared ($0.36 per share)			(1,092)			(1,092)

Balance, September 30, 2005	$3,814	$5,168	$26,400	$(215)		$35,167

Balance, December 31, 2005	$7,642	$5,369	$23,554	$(570)		$35,995
Comprehensive income:
Net income			4,492		$4,492	4,492
Other comprehensive (loss):
Unrealized holding gains arising during the period, net of deferred income taxes of $30				61	61	61

Total comprehensive income					$4,553

Issuance of common stock, employee benefit plan (5,958 shares)	15	129				144
Issuance of restricted stock, stock incentive plan (11,010 shares)	28	289				317
Unearned compensation on restricted stock		(317)				(317)
Amortization of unearned compensation, restricted stock awards		180				180
Issuance of common stock, dividend investment plan (15,076 shares)	38	409				447
Dividends declared ($0.44 per share)			(1,354)			(1,354)

Balance, September 30, 2006	$7,723	$6,059	$26,692	$(509)		$39,965

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$4,492	$4,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	575	509
Amortization of intangible and other assets	163	156
Loss on equity investment	7	11
Provision for loan losses	225	395
Accrual of restricted stock awards	180	136
(Gain) on sale of securities	—	(20)
Premium amortization on securities, net	34	68
Changes in assets and liabilities:
(Increase) in other assets	(817)	(853)
Increase in other liabilities	15	92

Net cash provided by operating activities	$4,874	$4,704

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$946	$1,813
Proceeds from maturities and principal payments of securities available for sale	8,008	6,984
Proceeds from sales of securities available for sale	—	728
Purchases of securities held to maturity	(2,619)	(8,158)
Purchases of securities available for sale	(10,823)	(9,260)
Purchases of bank premises and equipment	(801)	(1,432)
Net (increase) in loans	(20,170)	(36,679)

Net cash (used in) investing activities	$(25,459)	$(46,004)

Cash Flows from Financing Activities
Net (decrease) in demand deposits, money market and savings accounts	$(27,213)	$(7,597)
Net increase in certificates of deposit	31,758	27,401
Net increase in federal funds purchased and securities sold under agreements to repurchase	5,926	13,635
Net increase in Federal Home Loan Bank advances	9,600	10,000
Issuance of common stock, employee benefit plan	144	98
Cash dividends paid	(907)	(695)

Net cash provided by financing activities	$19,308	$42,842

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

(dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Increase (decrease) in cash and cash equivalents	$(1,277)	$1,542
Cash and Cash Equivalents
Beginning	10,041	12,042

Ending	$8,764	$13,584

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,102	$4,693

Income taxes	$2,115	$1,990

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock, dividend investment plan	$447	$398

Issuance of restricted common stock, stock incentive plan	$317	$89

Unrealized gain (loss) on securities available for sale	$91	$(836)

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2006

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2006 and December 31, 2005, the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

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

NOTE 2. Stock-Based Compensation Plan

Stock options granted prior to 2006 under the Company’s stock-based compensation plan were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” No stock-based compensation expense associated with the stock options was reflected in net income, as each stock option granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On December 30, 2005, the Company’s Board of Directors approved the acceleration of vesting of all unvested stock options outstanding, effective immediately. Except for the accelerated vesting, all other terms of the affected stock options remained unchanged. There were neither unvested stock options outstanding at December 31, 2005 nor stock options granted during 2006 that must be accounted under Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”). The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2006 and 2005 if the Company had applied the fair value recognition provisions of the FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to the outstanding stock options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share amounts)
Net income, as reported	$1,393	$1,400	$4,492	$4,210
Total stock-based compensation expense based on fair value of all awards, net of taxes	—	11	—	34

Pro forma net income	$1,393	$1,389	$4,492	$4,176

Earnings per share:
Basic - as reported	$0.45	$0.46	$1.47	$1.39
Basic - pro forma	0.45	0.46	1.47	1.38
Diluted - as reported	0.45	0.46	1.46	1.39
Diluted - pro forma	0.45	0.46	1.46	1.37

NOTE 3. Earnings Per Common Share

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The number of potential common shares is determined using the treasury method and relates to outstanding stock options and unvested restricted stock grants.

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2006 and 2005 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average number of common shares outstanding	3,069,192	3,047,348	3,061,035	3,038,180
Effect of dilutive common stock	17,625	3,474	15,741	1,908

Average number of common shares outstanding used to calculate diluted earnings per share	3,086,817	3,050,822	3,076,776	3,040,088

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2006 and December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$32,628	$13	$(489)	$32,152
Mortgage-backed securities	20,127	12	(356)	19,783
Obligations of states and political subdivisions	2,795	23	(18)	2,800
Corporate securities	1,710	43	—	1,753
Restricted stock	3,552	—	—	3,552

	$60,812	$91	$(863)	$60,040

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$31,054	$2	$(587)	$30,469
Mortgage-backed securities	17,733	5	(378)	17,360
Obligations of states and political subdivisions	2,593	36	(23)	2,606
Corporate securities	3,616	83	(1)	3,698
Restricted stock	3,034	—	—	3,034

	$58,030	$126	$(989)	$57,167

There were no sales of securities available for sale during the first nine months of 2006. Proceeds from sales of securities available for sale during the first nine months of 2005 were $728,000. Gross gains of $23,000 and gross losses of $3,000 were realized on sales during the first nine months of 2005.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2006 and December 31, 2005 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$2,964	$26	$27,618	$463	$30,582	$489
Mortgage-backed securities	6,174	40	10,413	316	16,587	356
Obligations of states and political subdivisions	623	6	1,032	12	1,655	18

	$9,761	$72	$39,063	$791	$48,824	$863

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$18,227	$328	$11,740	$259	$29,967	$587
Mortgage-backed securities	13,322	294	2,300	84	15,622	378
Obligations of states and political subdivisions	1,449	23	—	—	1,449	23
Corporate securities	999	1	—	—	999	1

	$33,997	$646	$14,040	$343	$48,037	$989

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At September 30, 2006, the gross unrealized losses totaling $863,000 included seventy-two debt securities. At December 31, 2005, the gross unrealized losses totaling $989,000 included seventy-one debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other-than-temporary.

Amortized costs and fair values of securities held to maturity at September 30, 2006 and December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$500	$—	$(9)	$491
Mortgage-backed securities	406	—	(12)	394
Obligations of states and political subdivisions	26,291	47	(243)	26,095

	$27,197	$47	$(264)	$26,980

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,001	$—	$(21)	$980
Mortgage-backed securities	501	—	(15)	486
Obligations of states and political subdivisions	24,024	67	(204)	23,887

	$25,526	$67	$(240)	$25,353

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2006 and December 31, 2005 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$492	$9	$492	$9
Mortgage-backed securities	—	—	393	12	393	12
Obligations of states and political subdivisions	14,332	116	6,086	127	20,418	243

	$14,332	$116	$6,971	$148	$21,303	$264

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$980	$21	$980	$21
Mortgage-backed securities	487	15	—	—	487	15
Obligations of states and political subdivisions	14,172	173	1,011	31	15,183	204

	$14,659	$188	$1,991	$52	$16,650	$240

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At September 30, 2006, the gross unrealized losses totaling $264,000 included sixty-nine debt securities. At December 31, 2005, the gross unrealized losses totaling $240,000 included fifty-two debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other-than-temporary.

NOTE 5. Loans

The composition of loans at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$43,418	$42,835
Secured by farmland	4,666	4,322
Secured by 1-4 family residential properties	169,298	160,963
Other real estate loans	99,880	88,897
Loans to farmers	1,290	990
Commercial and industrial loans	26,964	25,237
Consumer installment loans	29,880	32,220
All other loans	491	315

	$375,887	$355,779
Less: Allowance for loan losses	3,745	3,582

	$372,142	$352,197

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005 were as follows:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
	(in thousands)
Balance, beginning	$3,582	$3,265	$3,265
Provision charged to operating expense	225	620	395
Recoveries added to the allowance	144	183	166
Loan losses charged to the allowance	(206)	(486)	(224)

Balance, ending	$3,745	$3,582	$3,602

Total loans past due ninety days or greater still accruing interest were $199,000 and $294,000 at September 30, 2006 and December 31, 2005, respectively. There were no impaired loans at September 30, 2006 or December 31, 2005. Nonaccrual loans were $714,000 and $375,000 at September 30, 2006 and December 31, 2005.

NOTE 7. Deposits

The composition of deposits at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006	December 31, 2005
	(in thousands)
Noninterest bearing demand deposits	$84,330	$90,862

Savings and interest bearing demand deposits:
NOW accounts	$65,170	$63,212
Money market accounts	47,862	51,593
Regular savings accounts	38,720	57,629

	$151,752	$172,434

Time deposits:
Balances of less than $100,000	$77,978	$63,197
Balances of $100,000 and more	63,633	46,655

	$141,611	$109,852

	$377,693	$373,148

NOTE 8. Pension and Postretirement Benefit Plans

The Company has a non-contributory defined benefit pension plan that covers eligible employees. During its October 2006 meeting, the Board adopted a resolution that the pension plan be amended so that no further benefits will accrue under the plan and no individuals may become participants after December 31, 2006.

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three and nine months ended September 30, 2006 and 2005:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$91	$87	$—	$—
Interest cost	61	54	4	3
Expected return on plan assets	(57)	(51)	—	—
Amortization of prior service costs	3	3	—	—
Amortization of net obligation at transition	—	—	1	1
Recognized net actuarial loss	24	23	2	1

Net periodic benefit cost	$122	$116	$7	$5

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$273	$263	$—	$—
Interest cost	183	161	12	12
Expected return on plan assets	(171)	(155)	—	—
Amortization of prior service costs	9	9	—	—
Amortization of net obligation at transition	—	—	3	2
Recognized net actuarial loss	72	70	6	2

Net periodic benefit cost	$366	$348	$21	$16

Note 9 to the consolidated financial statements in the 2005 Form 10-K stated that the Company would contribute $1,000,000 to its pension plan during 2006. The Company has made total contributions of $500,000 during the first nine months of 2006. Due to the resolution adopted by the Board during October, the Company will not make any additional contributions to the pension plan during 2006.

NOTE 9. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The Trust issued $217,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest. The interest rate at September 30, 2006 was 8.82%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

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

NOTE 10. Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the application of SAB 108 to have a material impact on its financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155 (“SFAS No. 155”), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 at the beginning of 2007 to have a material effect on its financial statements.

In March 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” SFAS No. 156 amends Statement No. 140 with respect to separately recognized servicing assets and liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of SFAS No. 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company does not expect the adoption of SFAS No. 156 at the beginning of 2007 to have a material effect on its financial statements.

In September 2006, the FASB issued Statement No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial statements.

In September 2006, the FASB issued Statement No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Based on the Board’s action, as discussed in Note 8, and preliminary projections, SFAS No. 158 will not have a material effect on the Company’s year-end statement of financial position.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the implementation of FIN 48 to have a material effect on its financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2006, the Company had total assets of $491,026,000, net loans of $372,142,000, total deposits of $377,693,000 and shareholders’ equity of $39,965,000. The Company’s net income was $4,492,000 for the nine months ended September 30, 2006.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first nine months of 2006 was $4,492,000, an increase of $282,000 or 6.7% as compared to net income for the first nine months of 2005 of $4,210,000. Diluted earnings per share were $1.46 and $1.39 for the first nine months of 2006 and 2005, respectively. Basic earnings per share were $1.47 and $1.39 for the first nine months of 2006 and 2005, respectively. Net income for the third quarter of 2006 was $1,393,000, a decrease of $7,000 or 0.5% as compared to net income for the third quarter of 2005 of $1,400,000. Earnings per share, basic and diluted, were $0.45 and $0.46 for the third quarter of 2006 and 2005, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first nine months of 2006 and 2005 was 1.24% and 1.31%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first nine months of 2006 and 2005 was 15.88% and 16.82%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $13,216,000 and $12,494,000 for the first nine months of 2006 and 2005, respectively, which represents an increase of $722,000 or 5.8%. Net interest income was $4,312,000 and $4,246,000 for the third quarter of 2006 and 2005, respectively, which represents an increase of $66,000 or 1.6%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $21,464,000 and $17,274,000 for the first nine months of 2006 and 2005, respectively, which represents an increase of $4,190,000 or 24.3%. Total interest income was $7,468,000 and $6,092,000 for the third quarter of 2006 and 2005, respectively, which represents an increase of $1,376,000 or 22.6%. Total interest expense was $8,248,000 and $4,780,000 for the first nine months of 2006 and 2005, respectively, which represents an increase of $3,468,000 or 72.6%. Total interest expense was $3,156,000 and $1,846,000 for the third quarter of 2006 and 2005, respectively, which represents an increase of $1,310,000 or 71.0%. The increase in total interest expense can be attributed to relying more heavily on certificates of deposits and short-term borrowings at current market rates. With regard to certificates of deposit, the Bank had to offer promotional rates to both new and existing customers in order to attract and retain deposits, which accelerated their impact on the increase in interest expense.

The net interest margin was 4.02% and 4.26% for the first nine months of 2006 and 2005, respectively. The decrease of 24 basis points in the net interest margin was due to a greater increase in the average rate on interest-bearing liabilities than the tax-equivalent yield on average earning assets. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2006 and 2005. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$6,516	$5,274	$18,694	$14,868
Interest Income - Securities and Other Interest-Earnings Assets	952	818	2,770	2,406
Interest Expense - Deposits	2,282	1,254	5,892	3,283
Interest Expense - Other Borrowings	874	592	2,356	1,497

Total Net Interest Income	$4,312	$4,246	$13,216	$12,494

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$51	$17	$95	$42
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	140	122	408	325

Total Tax Benefit on Tax-Exempt Interest Income	$191	$139	$503	$367

Tax-Equivalent Net Interest Income	$4,503	$4,385	$13,719	$12,861

The tax-equivalent yield on earning assets increased 60 basis points from 5.84% to 6.44% for the first nine months of 2005 and 2006, respectively. The tax-equivalent yield on securities increased 19 basis points from 4.60% to 4.79% for the first nine months of 2005 and 2006, respectively. The tax-equivalent yield on loans increased 69 basis points from 6.15% to 6.84% for the first nine months of 2005 and 2006, respectively. This reflects the repricing of variable rate loans which are indexed to Prime. The average rate on interest bearing liabilities increased 103 basis points from 2.04% to 3.07% for the first nine months of 2005 and 2006, respectively. These changes were caused by the pricing and product mix of interest-bearing liabilities. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. As discussed above, the Company currently relies more heavily on promotional certificates of deposit, whose rates are primarily based on the local competition for funds. Generally, the Company prefers to rely more heavily on non-maturity deposits, which include NOW, money market, and savings accounts; however, interest sensitive customers have exchanged accessibility for a higher yield over a fixed term.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $225,000 for the first nine months of 2006 as compared to $395,000 for the first nine months of 2005. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio. The $170,000 decrease in the amount of provision for loan losses during 2006 as compared to 2005 can be primarily attributed to a decrease in net charge-offs during the third quarter of 2006 as compared to 2005.

Noninterest Income

Total noninterest income for the first nine months of 2006 and 2005 was $4,034,000 and $3,867,000, respectively, which represents an increase of $167,000 or 4.3%. Total noninterest income for the third quarter of 2006 and 2005 was $1,397,000 and $1,371,000, respectively, which represents an increase of $26,000 or 1.9%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during the first nine months of 2006. The Company earned $11,000 on sales of securities during the first nine months of 2005. The sales during 2005 were comprised of mortgage-backed securities.

Trust department income increased $136,000 or 28.9% from $471,000 for the first nine months of 2005 to $607,000 for the nine months of 2006. Trust department income increased $84,000 or 70.6% from $119,000 for the third quarter of 2005 to $203,000 for the third quarter of 2006. The amount of trust department income is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $58,000 or 3.9% from $1,496,000 to $1,554,000 for the first nine months of 2005 and 2006, respectively. Service charges on deposit accounts increased $53,000 or 10.2% from $521,000 to $574,000 for the third quarter of 2005 and 2006, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees increased $25,000 or 1.5% from $1,661,000 for the first nine months of 2005 to $1,686,000 for the first nine months of 2006. Other service charges and fees decreased $76,000 or 11.8% from $643,000 for the third quarter of 2005 to $567,000 for the third quarter of 2006. The increase for the first nine months of 2006, as compared to 2005, can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services and fees generated from the Bank’s ATM/debit card programs. The amount of commissions received from the sale of non-deposit investment products increased $122,000 or 33.1% from $369,000 to $491,000 for the first nine months of 2005 and 2006, respectively. This increase was realized through both the development of new customers and providing additional products to existing customers. This amount is expected to increase during the remainder of 2006 due to ongoing business development and referral programs. The amount of fees generated from the Bank’s ATM/debit card programs increased $94,000 or 21.9% from $430,000 to $524,000 for the first nine months of 2005 and 2006, respectively. This increase was realized through higher transaction volumes on the cards outstanding. This amount is expected to increase slightly during the remainder of 2006 due to fees earned on the Bank’s commercial debit cards, which earn higher transaction fees and have less loss liability than consumer debits cards. These increases were offset by a $300,000 or 64.2% decrease in the amount of fees received from the origination of mortgage loans for the secondary market, which were $167,000 and $467,000 during the first nine months of 2006 and 2005, respectively. This decrease reflects a slowdown in mortgage refinancing and home sales within the local market.

Noninterest Expenses

Total noninterest expenses increased $719,000 or 7.3% from $9,924,000 to $10,643,000 for the first nine months of 2005 and 2006, respectively. Total noninterest expenses increased $243,000 or 7.1% from $3,449,000 to $3,692,000 for the third quarter of 2005 and 2006, respectively. The efficiency ratio of the Company was 59.95% for the nine months ended September 30, 2006 and 59.32% for the nine months ended September 30, 2005. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.00% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $473,000 or 8.2% from $5,796,000 for the first nine months of 2005 to $6,269,000 for the first nine months of 2006. Salaries and benefits increased $194,000 or 9.7% from $2,002,000 for the third quarter of 2005 to $2,196,000 for the third quarter of 2006. These increases can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses increased $63,000 or 9.4% from $674,000 to $737,000 for the first nine months of 2005 and 2006, respectively. Occupancy expenses during the third quarter of 2005 and 2006 were $221,000 and $250,000, respectively.

Equipment expenses increased $75,000 or 15.9% from $471,000 to $546,000 for the first nine months of 2006 and 2005, respectively. Equipment expenses increased $28,000 or 17.4% from $161,000 to $189,000 for the third quarter of 2005 and 2006, respectively.

Advertising and marketing expenses increased $10,000 or 3.1% from $323,000 to $333,000 for the first nine months of 2005 and 2006, respectively. Advertising and marketing expenses decreased $1,000 or 0.9% from $115,000 to $114,000 for the third quarter of 2005 and 2006, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $64,000 or 2.9% from $2,175,000 to $2,239,000 for the first nine months of 2006 and 2005, respectively. Other operating expenses decreased $5,000 or 0.6% from $799,000 to $794,000 for the third quarter of 2005 and 2006, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $1,890,000 and $1,832,000 for the first nine months of 2006 and 2005, respectively. This increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. The amount of income tax expense for the first nine months of 2006 and 2005 correspond to an effective tax rate of 29.61% and 30.60%, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $87,237,000 at September 30, 2006 as compared to $82,693,000 at December 31, 2005. This represents an increase of $4,544,000 or 5.5%. The Company had securities purchases totaling $13,442,000 during the first nine months of 2006. The Company had total maturities and principal repayments of $8,954,000 during the first nine months of 2006. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2006. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2006 and December 31, 2005.

The Company had $27,197,000 and $25,526,000 in securities classified as held to maturity at September 30, 2006 and December 31, 2005, respectively. The Company had $60,040,000 and $57,167,000 in securities classified as available for sale at September 30, 2006 and December 31, 2005, respectively. The Company had an unrealized loss on available for sale securities of $772,000 and $863,000 at September 30, 2006 and December 31, 2005, respectively.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $375,887,000 and $355,779,000 at September 30, 2006 and December 31, 2005, respectively. This represents an increase of $20,108,000 or 5.7% for the first nine months of 2006. The Company’s loan growth was accomplished through competitive loan pricing, experienced loan officers, and continuous sales efforts. Based on the current loan pipeline, the Company expects loan growth to continue during the fourth quarter of 2006. The ratio of loans to deposits increased during the third quarter of 2006 from 95.34% at December 31, 2005 to 99.52% at September 30, 2006. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2006 and December 31, 2005.

Loans secured by real estate were $317,262,000 or 84.4% and $297,017,000 or 83.5% of total loans at September 30, 2006 and December 31, 2005, respectively. This represents an increase of $20,245,000 or 6.8% during the first nine months of 2006. These loans are well-secured and based on conservative appraisals in a stable market. Generally, the Company does not make real estate loans outside its primary market area. Consumer installment loans were $29,880,000 or 8.0% and $32,220,000 or 9.1% of total loans at September 30, 2006 and December 31, 2005, respectively. This represents a decrease of $2,340,000 or 7.3% during the first nine months of 2006. This type of loan is primarily comprised of vehicle loans which have been difficult to increase due to manufacturer financing options and customers using alternative financing such as home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $26,964,000 or 7.2% and $25,237,000 or 7.1% of total loans at September 30, 2006 and December 31, 2005, respectively. This represents an increase of $1,727,000 or 6.8% for the first nine months of 2006.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2006 and 2005 and the year ended December 31, 2005. Charged-off loans were $206,000 and $224,000 for the nine months ended September 30, 2006 and 2005, respectively. Recoveries were $144,000 and $166,000 for the nine months ended September 30, 2006 and 2005, respectively. This resulted in net charge-offs of $62,000 and $58,000 for the nine months ended September 30, 2006 and 2005, respectively. The allowance for loan losses as a percentage of loans was 1.00% and 1.01% at September 30, 2006 and December 31, 2005. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonaccrual loans were $714,000 and $375,000 at September 30, 2006 and December 31, 2005, respectively. The Company did not have any restructured loans or other real estate owned at September 30, 2006 or December 31, 2005. Total loans past due 90 days or more and still accruing interest were $199,000 or 0.05% and $294,000 or 0.08% of total loans at September 30, 2006 and December 31, 2005, respectively.

The loans past due 90 days or more and still accruing interest that are secured and in the process of collection are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $3,942,000 and $4,160,000 at September 30, 2006 and December 31, 2005, respectively. This represents a decrease of $218,000 or 5.2% during the first nine months of 2006. At September 30, 2006, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $247,000 in specific allocations for these loans.

Deposits

Total deposits were $377,693,000 and $373,148,000 at September 30, 2006 and December 31, 2005, respectively. This represents an increase of $4,545,000 or 1.2% during the first nine months of 2006. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2006 and December 31, 2005.

Noninterest-bearing demand deposits, which is comprised of checking accounts, decreased $6,532,000 or 7.1% from $90,862,000 at December 31, 2005 to $84,330,000 at September 30, 2006. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, decreased $20,682,000 or 12.0% from $172,434,000 at December 31, 2005 to $151,752,000 at September 30, 2006. Time deposits increased $31,759,000 or 28.9% from $109,852,000 at December 31, 2005 to $141,611,000 at September 30, 2006. This is comprised of an increase in time deposits of $100,000 and more of $16,978,000 or 36.4% and an increase in time deposits of less than $100,000 of $14,781,000 or 23.4%. The changes within the categories, other than time deposits of $100,000 and more, reflect the depositors’ willingness to move funds from accessible money market and savings accounts to higher yielding certificates of deposit. The Bank offered promotions on certificates of deposit during the quarter to retain existing deposits and attract additional deposits within its market. The increase in time deposits of $100,000 and more was due to offering promotional rates and aggressively bidding on these deposits as an alternative to borrowing funds.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $314,060,000 or 83.2% and $326,493,000 or 87.5% of total deposits at September 30, 2006 and December 31, 2005, respectively. Offering promotional rates and aggressively bidding on time deposits of $100,000 and more caused the 3.8% decrease in the core deposit percentage during 2006.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2006 was $39,965,000, reflecting a percentage of total assets of 8.13%, as compared to $35,995,000 and 7.71% at December 31, 2005. The common stock’s book value increased $1.16 or 9.9% to $12.94 per share at September 30, 2006 from $11.77 per share at December 31, 2005. During the third quarter of 2006, the Company paid a dividend of $0.15 per share as compared to $0.14 per share for the same period of 2005. Total dividends paid during the first three quarters of 2006 and 2005 were $0.44 and $0.36 per share, respectively. Total dividends paid during 2005 were $0.50 per share. The Company has a Dividend Investment Plan that permits the reinvestment of participating shareholders’ dividends in common stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 million in trust preferred securities, issued by the Company during 2002, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 12.52% at September 30, 2006 as compared to 12.41% at December 31, 2005. The Company’s total risk-based capital ratio was 13.52% at September 30, 2006 as compared to 13.44% at December 31, 2005. The Company’s Tier 1 capital to average total assets ratio was 9.59% at September 30, 2006 as compared to 9.40% at December 31, 2005. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2006, liquid assets totaled $153,500,000 as compared to $150,587,000 at December 31, 2005. These amounts represent 34.03% and 34.94% of total liabilities at September 30, 2006 and December 31, 2005, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of November, 2006.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr. Vice President, Chief Financial Officer and Secretary-Treasurer