Form 10-K
period 2006-12-31
EAGLE FINANCIAL SERVICES INC
filed 2007-03-15
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2006 was $85,299,401.

The number of shares of the registrant’s Common Stock outstanding at March 1, 2007 was 3,105,597.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1.	Business

General

Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.

The Bank has eleven full-service branches and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has offices located in Clarke County, Frederick County, and the City of Winchester. This market area is located in northwestern Virginia, approximately 60 miles west of Washington, D.C. The total population of the Bank’s market area is approximately 100,000. The local economy has continued to grow, which has been driven by a number of industries including manufacturing, agriculture, and construction.

The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial loans. The Bank also has a credit card program which offers credit cards and merchant services to customers. The Bank has sixteen ATM locations in its trade area and issues both ATM cards and Debit cards to deposit customers. These cards can be used to withdraw cash at most ATM’s through the Bank’s membership in both regional and national networks. These cards can also be used to make purchases at retailers who accept transactions through the same regional and national networks. The Bank offers both telephone banking and internet banking to its customers. Both of these services can be used by consumer and commercial customers to research account information and transfer funds between accounts. The internet banking also offers online bill payment to consumer and commercial customers. During 2006, the Bank added remote deposit capture to its commercial product offerings. This product allows commercial customers to capture and transmit their deposit items using a low-cost scanning device at their location.

The Bank operates a full-service trust department. The Trust Department offers a full range of personal and retirement plan services. These include serving as agent for bill paying and custody of assets, as investment manager with full authority or advisor, as trustee or co-trustee for trusts under will or under agreement, as trustee of a life insurance trust, as guardian or committee, as agent under a power of attorney, as executor or co-executor, as custodian or investment advisor for individual retirement plans, and as trustee or trust advisor for corporate retirement plans such as profit sharing and 401(k) plans. The Bank also has a division, Eagle Investment Services, which sells non-deposit investment products through a third party provider, UVEST Investment Services. These divisions are expected to be brought together during the first half of 2007 on the third floor of the Old Town Center and will be promoted as Eagle Investment Group.

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

Employees

The Company, including the Bank, had 42 officers, 109 other full-time and 33 part-time employees (or 164 full-time equivalent employees) as of December 31, 2006. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

Securities and Exchange Commission Filings

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

Credit Policies

Administration and supervision over the lending process is provided by the Bank’s Credit Administration Department. The principal risk associated with the Bank’s loan portfolio is the creditworthiness of its borrowers. In an effort to manage this risk, the Bank’s policy gives loan amount approval limits to individual loan officers based on their position and level of experience. Credit risk is increased or decreased, depending on the type of loan and prevailing economic conditions. In consideration of the different types of loans in the portfolio, the risk associated with real estate mortgage loans, commercial loans and consumer loans varies based on employment levels, consumer confidence, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay debt.

The Company has written policies and procedures to help manage credit risk. The Company utilizes a loan review process that includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for ongoing identification and management of credit deterioration, and regular portfolio reviews to establish loss exposure and to ascertain compliance with the Company’s policies.

The Bank uses a Directors Loan Committee and lending limits approved by the Directors Loan Committee to approve loan requests. The loan officers are categorized based on the amount of secured and unsecured lending authority they possess. The highest authority (Category I) is comprised of the Bank’s Chief Executive Officer, the Senior Loan Officer, and the Associate Senior Loan Officer. There are seven additional categories (Categories II, III, IV, V, VI, VII and VIII) with different amounts of secured and unsecured authority. Two officers in Category I may combine their authority to approve a loan request of up to $2,000,000 secured or $1,000,000 unsecured. An officer in Category II, III, IV, VI, or VII may combine his or her authority with one officer in a higher category to approve a loan request. Any loan request which exceeds the combined authority of the categories must be presented to the Directors Loan Committee. The Directors Loan Committee, which currently consists of four directors (three directors constitute a quorum, of whom any two may act), approves loan requests which exceed the combined authority of two loan officers as described above. The minimum amount which requires Director Loan Committee approval, which is derived by combining the authorities of a Category I and Category VII officer, is $1,025,000 secured and $505,000 unsecured. The Directors Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

Competition

There is competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit union, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2006 as reported to the FDIC, the Company has 17.8% of the total deposits in its market area, which is the second largest share behind BB&T.

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

Payment of Dividends. The Company is a legal entity separate and distinct the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2006, the Bank declared $1,200,000 in dividends payable to the Company.

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

Capital Requirements. The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, the Company and the Bank are each generally required to maintain a minimum ratio of total capital to risk-weighted assets of 8%. At least half of the total capital must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In sum, the capital measures used by the federal banking regulators are as follows:

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

Bank Secrecy Act. Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review lists of individuals and entities who are prohibited from opening accounts at financial institutions.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Corporation’s common stock is registered with the SEC, it is currently subject to this Act. As an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Company was subject to section 404 of the Sarbanes-Oxley Act, which requires an evaluation of the Company’s internal control over financial reporting, for the year ended December 31, 2006.

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

The Company is subject to many risks that could adversely affect its future financial condition and performance and, therefore, the market value of its securities. The risk factors applicable to the Company include, but are not limited to the following:

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

The profitability of the Company depends significantly on its net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits and borrowings. Changes in interest rates will affect the rates earned on securities and loans and rates paid on deposits and other borrowings. The Company attempts to minimize, but cannot eliminate, its exposure to interest rate risk because the factors which cause interest rate risk are beyond the Company’s control. These factors include competition, federal economic, monetary and fiscal policies, and general economic conditions. The Company believes that its current interest rate exposure does not present any significant negative exposure to interest rate changes.

The Company’s concentration in loans secured by real estate may increase its credit losses, which would negatively affect our financial results.

At December 31, 2006, loans secured by real estate totaled $328,700,000 and represented 85.1% of the Company’s loan portfolio. A major change in the local real estate market or in the local or national economy could adversely affect borrowers’ ability to pay these loans, which could negatively affect the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. The local real estate market remains strong and the Company is comfortable with its exposure to fluctuations in real estate values.

The Company could be adversely affected by economic conditions in its market area.

The Company’s branches are located in the counties of Clarke and Frederick and the City of Winchester. The local economy has continued to be strong and these areas have some of the lowest unemployment rates in the state of Virginia. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control would negatively impact the Company’s financial condition and performance. These changes could influence the growth rates of loans and deposits, the asset quality of the loan portfolio, and pricing of loans and deposits.

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

Corporate Headquarters:

2 East Main Street Berryville, Virginia 22611 County of Clarke	The main office, owned by the Bank, is a two-story building of brick construction. It houses a full-service branch location, including lending services. In addition, it houses the Bank’s Trust, Operations, Information Technology, Finance, Human Resources, and Marketing Departments. This location has an ATM, but no drive-up banking.

Banking Locations:

108 West Main Street Boyce, Virginia 22620	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking, but no ATM.

202 North Loudoun Street Winchester, Virginia 22601	This location, owned by the Bank, is a three-story brick building that was acquired in 2003. The first floor houses the branch services, including drive-up banking and a drive-up ATM. Also on this floor are employees of the Bank’s investment services division. The Bank’s loan department is located on the second floor, which includes loan officers, loan operations and collections. The basement of this location has been renovated to serve as a training facility for the Bank. The third floor is currently leased to several businesses whose leases the Bank assumed at purchase.

400 McNeil Drive Berryville, Virginia 22611	This location, owned by the Bank, offers drive-up banking only. It also has a drive-up ATM.

1508 Senseny Road Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1460 North Frederick Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

3360 Valley Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1879 Berryville Pike Winchester, Virginia 22602	The Bank leases the land on which this branch was constructed. This location has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

382 Fairfax Pike Stephens City, Virginia 22655	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

625 East Jubal Early Drive Winchester, Virginia 22601	The Bank leases this location. It has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

190 Campus Boulevard, Suite 120 Winchester, Virginia 22601	This Bank leases this branch office, which is located within a regional medical center. This location has a full-service lobby, including lending services and a walk-up ATM. This location does not have drive-up banking.

110 Crock Wells Mill Drive Winchester, Virginia 22603	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

Other Properties:

40 West Piccadilly Street Winchester, Virginia 22601	The branch located at this address was moved during January 2004 to 202 North Loudoun Street. The Bank no longer intends to use this property for future growth and, therefore, it is currently being offered for sale.

2555 Pleasant Valley Road Winchester, Virginia 22601	This property was purchased during 2002 to serve as a future branch site. The Bank has not determined when construction will begin on this location.

18 North Church Street Berryville, Virginia	This building is currently leased as office space. The Bank intends to hold this property for future growth.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

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

The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2006 and 2005. The Company may not be aware of the per share price of all trades made. Amounts in the table have been adjusted to reflect the two-for-one stock split of the Company’s common stock on March 15, 2006.

Common Stock Market Price and Dividend Data

	2006		2005		Dividends Per Share
	High	Low	High	Low	2006	2005
1st Quarter	$35.00	$27.75	$22.63	$21.05	$0.14	$0.11
2nd Quarter	33.75	31.25	24.00	21.88	0.15	0.12
3rd Quarter	34.00	30.10	26.00	24.00	0.15	0.13
4th Quarter	32.00	29.64	28.50	25.75	0.16	0.14

As of March 1, 2007, the Company had approximately 1,265 shareholders of record.

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

The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve.

The Federal Reserve and the state of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state of Virginia and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under the Federal Reserve’s regulations, the Bank may not declare or pay any dividend in excess of its net income for the current year plus any retained net income from the prior two calendar years. The Bank may also not declare or pay a dividend without the approval of its board and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect its dividend policies. The Federal Reserve has indicated that a bank holding company should generally pay dividends only if its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

The Company did not repurchase any shares of its common stock during the fourth quarter of 2006 and otherwise does not have any stock buy-back programs.

The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2001 and the reinvestment of dividends.

Index	2001	2002	2003	2004	2005	2006
Eagle Financial Services, Inc.	$100	$118	$201	$198	$258	$280
NASDAQ Bank Index	100	105	136	151	144	160
NASDAQ Composite Index	100	68	103	112	113	124

Item 6.	Selected Financial Data

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$29,209	$23,804	$19,288	$17,148	$15,970
Interest expense	11,705	6,883	4,395	3,972	4,618

Net interest income	$17,504	$16,921	$14,893	$13,176	$11,352
Provision for loan losses	300	620	525	650	700

Net interest income after provision for loan losses	$17,204	$16,301	$14,368	$12,526	$10,652
Noninterest income	5,447	5,166	4,766	3,920	3,468

Net revenue	$22,651	$21,467	$19,134	$16,446	$14,120
Noninterest expenses	14,301	13,445	12,522	10,649	9,082

Income before income taxes	$8,350	$8,022	$6,612	$5,797	$5,038
Applicable income taxes	2,492	2,410	2,002	1,760	1,494

Net Income	$5,858	$5,612	$4,610	$4,037	$3,544

Performance Ratios:
Return on average assets	1.20%	1.28%	1.22%	1.26%	1.33%
Return on average equity	15.27%	16.57%	15.42%	15.47%	15.47%
Shareholders’ equity to assets	7.98%	7.71%	7.73%	8.06%	8.34%
Dividend payout ratio	31.56%	27.09%	27.38%	27.61%	26.51%

Per Share Data (1):
Net income, basic	$1.91	$1.84	$1.53	$1.36	$1.21
Net income, diluted	1.90	1.84	1.53	1.36	1.21
Cash dividends declared	0.60	0.50	0.42	0.38	0.32
Book value	13.23	11.77	10.57	9.47	8.25
Market price	30.00	28.25	22.13	22.90	13.75
Average shares outstanding, basic	3,071,930	3,042,204	3,007,364	2,975,970	2,939,990
Average shares outstanding, diluted	3,087,053	3,044,976	3,007,930	2,976,114	2,939,990

Balance Sheet Data:
Total securities	91,624	82,693	74,238	47,891	40,335
Total loans	386,046	355,779	311,099	276,530	225,978
Total assets	$512,996	$466,971	$413,811	$352,010	$292,568
Total deposits	397,450	373,148	338,327	275,532	236,592
Shareholders’ equity	40,937	35,995	31,969	28,366	24,402

(1)	Per share amounts have been adjusted to reflect a two-for-one stock split of the Company’s common stock on March 15, 2006.

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2006, the Company had total assets of $512,996,000, net loans of $382,738,000, total deposits of $397,450,000 and shareholders’ equity of $40,937,000. The Company’s net income was $5,858,000 for the year ended December 31, 2006.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements provides additional information related to the allowance for loan losses.

RESULTS OF OPERATIONS

Net Income

Net income for 2006 was $5,858,000, an increase of $246,000 or 4.38% over 2005’s net income of $5,612,000. Net income for 2005 increased $1,002,000 or 21.74% over 2004’s net income of $4,610,000. Diluted earnings per share were $1.90, $1.84 and $1.53 for 2006, 2005 and 2004, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA for the Company was 1.20%, 1.28%, and 1.22% for 2006, 2005 and 2004, respectively. An increase in the rate paid on deposits, an increase in Federal Home Loan Bank advances, and a decrease in other service charges and fees caused the 8 basis point decrease from 2005 to 2006. An increase in loans and securities, and controls on noninterest expenses caused the 6 basis point increase from 2004 to 2005.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 15.27%, 16.57%, and 15.42% for 2006, 2005 and 2004, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $17,504,000 for 2006, $16,921,000 for 2005 and $14,893,000 for 2004, which represents increases of $583,000 or 3.45% for 2006 and $2,028,000 or 13.62% for 2005. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $29,209,000 for 2006, $23,804,000 for 2005 and $19,288,000 for 2004, which represents increases of $5,405,000 or 22.7% for 2006 and $4,516,000 or 23.4% for 2005. Total interest expense was $11,705,000 for 2006, $6,883,000 for 2005 and $4,395,000 for 2004, which represents increases of $4,822,000 or 70.1% for 2006 and $2,488,000 or 56.6% for 2005. The increase in total interest expense can be attributed to relying more heavily on certificates of deposits and Federal Home Loan Bank advances. With regard to certificates of deposit, the Company had to offer promotional rates to both new and existing customers in order to attract and retain deposits, which accelerated their impact on the increase in interest expense. The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2006, 2005 and 2004.

The net interest margin was 3.94%, for 2006, 4.25% for 2005 and 4.32% for 2004. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2006, 2005 and 2004. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2006, 2005 and 2004. The decreases of 31 basis points from 2005 to 2006 and 7 basis points from 2004 to 2005 in the net interest margin were due to a greater increase in the average rate on interest-bearing liabilities than the increase in the tax-equivalent yield on average earning assets.

The tax-equivalent yield on earning assets increased 55 basis points from 2005 to 2006 and 37 basis points from 2004 to 2005. The tax-equivalent yield on securities increased 21 basis points from 2005 to 2006, which was caused by replacing securities at a higher yield than those coming due and purchasing additional securities at prevailing market rates. The decrease of

4 basis points from 2004 to 2005 in the tax-equivalent yield on securities was due to securities being purchased with a lower yield than those already in the portfolio. The Company expects the yield on securities to increase during 2007 as existing securities mature whose rates are significantly lower than current market rates. The tax-equivalent yield on loans increased 63 basis points from 2005 to 2006 and 43 basis points from 2004 to 2005. Both increases were affected by increases in the Prime lending rate, which the Bank uses to index variable rate loans. The Prime lending rate, which is currently 8.25%, increased 200 basis points during 2005 and 100 basis points in 2006. The additional increase during 2006 can be attributed to the origination of loans at a higher rate than outstanding loans. The Company expects the yield on loans to remain stable during 2007.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	2006			2005			2004
	Average Balance	Interest Income/ Expense	Average Rate	Average Balances	Interest Income/ Expense	Average Rate	Average Balances	Interest Income/ Expense	Average Rate
Assets:
Securities:
Taxable	$59,979	$2,628	4.38%	$56,364	$2,333	4.14%	$41,093	$1,736	4.22%
Tax-Exempt (1)	28,403	1,622	5.71%	23,240	1,332	5.73%	13,428	796	5.93%

Total Securities	$88,382	$4,250	4.81%	$79,604	$3,665	4.60%	$54,521	$2,532	4.64%

Loans:
Taxable	367,504	25,303	6.89%	327,128	20,455	6.25%	289,324	16,824	5.81%
Tax-Exempt (1)	2,649	186	7.02%	2,563	177	6.91%	2,272	162	7.13%

Total Loans	$370,153	$25,489	6.89%	$329,691	$20,632	6.26%	$291,596	$16,986	5.83%
Federal funds sold	957	55	5.75%	493	15	3.04%	6,144	93	1.51%
Interest-bearing deposits in other banks	532	30	5.64%	253	5	1.98%	197	2	1.02%

Total earning assets	$460,024	$29,824	6.48%	$410,041	$24,317	5.93%	$352,458	$19,613	5.56%

Allowance for loan losses	(3,687)			(3,465)			(3,052)
Total non-earning assets	33,194			31,002			29,895

Total assets	$489,531			$437,578			$379,301

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$61,568	$1,069	1.74%	$64,873	$426	0.66%	$72,553	$476	0.66%
Money market accounts	49,850	1,190	2.39%	50,218	840	1.67%	47,035	520	1.11%
Savings accounts	44,630	585	1.31%	59,105	756	1.28%	42,629	356	0.84%

Time deposits:
$100,000 and more	60,817	2,634	4.33%	36,138	1,146	3.17%	27,053	546	2.02%
Less than $100,000	75,985	2,985	3.93%	53,612	1,571	2.93%	44,211	958	2.17%

Total interest-bearing deposits	$292,850	$8,463	2.89%	$263,946	$4,739	1.80%	$233,481	$2,856	1.22%
Federal funds purchased and securities sold under agreements to repurchase	10,780	419	3.89%	11,076	349	3.15%	7,423	101	1.36%
Federal Home Loan Bank advances	52,914	2,217	4.19%	35,617	1,316	3.69%	29,257	1,087	3.72%
Trust preferred capital notes	7,217	606	8.40%	7,217	479	6.64%	7,217	353	4.89%

Total interest-bearing liabilities	$363,761	$11,705	3.22%	$317,856	$6,883	2.17%	$277,378	$4,397	1.59%

Noninterest-bearing liabilities
Demand deposits	85,376			84,017			70,487
Other Liabilities	2,024			1,835			1,546

Total liabilities	$451,161			$403,708			$349,411
Shareholders’ equity	38,370			33,870			29,890

Total liabilities and shareholders’ equity	$489,531			$437,578			$379,301

Net interest income		$18,119			$17,434			$15,216

Net interest spread			3.26%			3.76%			3.97%
Interest expense as a percent of average earning assets			2.54%			1.68%			1.25%
Net interest margin			3.94%			4.25%			4.32%

(1)	Income and yields are reported on tax-equivalent basis using a federal tax rate of 34%.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	December 31,
	2006	2005	2004
GAAP Financial Measurements:
Interest Income - Loans	$25,426	$20,572	$16,931
Interest Income - Securities and Other Interest-Earnings Assets	3,783	3,232	2,357
Interest Expense - Deposits	8,462	4,739	2,856
Interest Expense - Other Borrowings	3,243	2,144	1,539

Total Net Interest Income	$17,504	$16,921	$14,893

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$63	$60	$53
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	552	453	270

Total Tax Benefit on Tax-Exempt Interest Income	$615	$513	$323

Tax-Equivalent Net Interest Income	$18,119	$17,434	$15,216

The average rate on interest-bearing liabilities increased 105 basis points from 2005 to 2006 and 58 basis points from 2004 to 2005. These changes were caused primarily by deposit pricing and product mix. The average rate on total interest-bearing deposits increased 109 basis points from 2005 to 2006 and 58 basis points from 2004 to 2005. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. As discussed above, the Company relied more heavily on promotional certificates of deposit, whose rates are primarily based on the local competition for funds, during 2006. This is reflected in the increase of 108 basis points in the average rate on total time deposits from 2005 to 2006. As a substitute for promotional certificates of deposit, the Company issued $10,000,000 in brokered certificates of deposit during the fourth quarter of 2006. The rates on these brokered certificates of deposit were comparable to promotional rates available in the market at that time, but the funds were gathered more efficiently and did not cause existing deposits to reprice. Although the Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts, interest sensitive customers have exchanged accessibility for a higher yield over a fixed term. The average balance of non-maturity interest-bearing deposits decreased $18,148,000 or 10.4% from $174,196,000 during 2005 to $156,048,000 during 2006. The Company expects rates on interest-bearing deposits to increase during 2007 due to the maturity of outstanding time deposits being repriced at prevailing rates. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The average rate on these borrowings increased 74 basis points from 2005 to 2006 and 179 basis points from 2004 to 2005. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which was increased from 4.25% to 5.25% during 2006. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the Federal Home Loan Bank (FHLB) in the form of short and long term advances. The average rate on FHLB advances increased 50 basis points from 2005 to 2006, which can be attributed to additional advances with higher rates than the outstanding advances. The decrease of 3 basis points from 2004 to 2005 in the average rate on FHLB advances can be attributed to additional advances with lower rates than the outstanding advances.

Despite decreases in the net interest margin during 2005 and 2006, the Company’s net interest income increased during each period. The table titled “Volume and Rate Analysis” provides information about the effect of growth in financial assets and liabilities and changes in rates on net interest income. Tax-equivalent net interest income increased $685,000 during 2006 which is comprised of an increase due to volume of $910,000 and a decrease due to rates of $225,000. Tax-equivalent net interest income increased $2,218,000 during 2005 which is comprised of an increase due to volume of $3,360,000 and a decrease due to rates of $1,142,000. The increase in tax-equivalent net interest income during 2006 was affected by increases in the volume of loans, time deposits, and Federal Home Loan Bank advances and increases in the rates on loans, NOW accounts, and time deposits. The increase in tax-equivalent net interest income during 2005 was affected by increases in the volume of securities, loans, federal funds sold, and time deposits and increases in the rates on loans, money market accounts, savings accounts, and time deposits.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2006 vs 2005 Increase (Decrease) Due to Changes in:			2005 vs 2004 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$155	$140	$295	$629	$(32)	$597
Tax-exempt	295	(5)	290	562	(26)	536
Loans:
Taxable	2,650	2,198	4,848	2,299	1,332	3,631
Tax-exempt	6	3	9	20	(5)	15
Federal funds sold	21	19	40	767	(845)	(78)
Interest-bearing deposits in other banks	9	16	25	1	2	3

Total earning assets	$3,136	$2,371	$5,507	$4,278	$426	$4,704

Interest-Bearing Liabilities:
NOW accounts	$(21)	$664	$643	$(50)	$—	$(50)
Money market accounts	(6)	356	350	38	282	320
Savings accounts	(189)	18	(171)	170	230	400
Time deposits:
$100,000 and more	969	519	1,488	223	377	600
Less than $100,000	778	636	1,414	232	381	613

Total interest-bearing deposits	$1,531	$2,193	$3,724	$613	$1,270	$1,883

Federal funds purchased and securities sold under agreements to repurchase	$(9)	$79	$70	$67	$181	$248
Federal Home Loan Bank Advances	704	197	901	238	(9)	229
Trust preferred capital notes	—	127	127	—	126	126

Total interest-bearing liabilities	$2,226	$2,596	$4,822	$918	$1,568	$2,486

Change in net interest income	$910	$(225)	$685	$3,360	$(1,142)	$2,218

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $300,000 for 2006, $620,000 for 2005, and $525,000 for 2004. This amount is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio. The $320,000 decrease in the provision for loan losses during 2006 as compared to 2005 can be attributed to enhancements to the analysis used to determine an adequate allowance for loan losses. This analysis, which considered net charge-offs and the provision, indicated that the Company had an excess amount of allowance for loan losses at December 31, 2006. The $95,000 increase in provision for loan losses during 2005 as compared to 2004 can be attributed to growth in total loans outstanding and an increase in net charge-offs.

Noninterest Income

Total noninterest income was $5,447,000, $5,166,000, and $4,766,000 during 2006, 2005 and 2004, respectively. This represents an increase of $281,000 or 5.4% for 2006 and $400,000 or 8.39% for 2005. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

The Company had no sales of securities which resulted in a gain or loss during 2006. The Company earned $20,000 on sales of securities during 2005. The sales during 2005 were comprised of mortgage-backed securities.

Trust department income was $853,000, $624,000, and $482,000 during 2006, 2005 and 2004, respectively. This represents an increase of $229,000 or 36.7% during 2006 and $142,000 or 29.5% during 2005. The amount of trust department income is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts were $2,113,000, $2,013,000, and $1,710,000 during 2006, 2005 and 2004, respectively. This represents an increase of $100,000 or 5.0% for 2006 and $303,000 or 17.7% for 2005. Service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees were $2,162,000, $2,196,000, and $1,950,000 during 2006, 2005 and 2004, respectively. This represents a decrease of $34,000 or 1.6% for 2006 and an increase of $246,000 or 12.6% for 2005. The decrease during 2006 can be attributed to a significant decrease in mortgage origination fees combined with increases in fees received from the Bank’s credit card and ATM/debit card programs. The increase during 2005 can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market combined with a decrease in fees received from the Bank’s credit card program. Commissions received from the sale of non-deposit investment products were $607,000, $534,000 and $465,000 during 2006, 2005 and 2004, respectively. This represents an increase of $73,000 or 13.7% during 2006 and $69,000 or 14.8% during 2005. These increases were realized through both the development of new customers and providing additional products to existing customers. This amount is expected to increase during 2007 due to ongoing business development and referral programs. Fees received from the Bank’s credit card program were $331,000, $247,000 and $258,000 during 2006, 2005 and 2004, respectively. This represents an increase of $84,000 or 34.0% during 2006 and a decrease of $11,000 or 4.3% during 2005. Fees received from the Bank’s credit card program are derived from the volume of credit card activity and fees received from merchant accounts. These fees should increase slightly during 2007 due to an increase in the volume of credit card activity and the number of merchant accounts. Fees generated from the Bank’s ATM/debit card programs were $713,000, $604,000 and $534,000 during 2006, 2005 and 2004, respectively. This represents an increase of $109,000 or 18.1% during 2006 and $70,000 or 13.1% during 2005. The increase during 2006 was realized through higher transaction volumes on the cards outstanding and fees earned on the Bank’s commercial debit cards, which earn higher transaction fees and have less loss liability than consumer debit cards. This amount is expected to increase slightly during 2007 due to higher transaction volumes. Fees generated from the origination of mortgage loans for the secondary market was $212,000, $585,000 and $471,000 during 2006, 2005 and 2004, respectively. This represents a decrease of $373,000 or 63.8% during 2006 and an increase of $114,000 or 24.2% during 2005. The decrease during 2006 reflects a slowdown in mortgage refinancing and home sales with the local market. Fees received from the origination of mortgage loans are expected to increase during 2007 due to increased home sales and additional marketing efforts.

Other operating income was $319,000, $313,000, and $468,000 for 2006, 2005 and 2006, respectively. This represents an increase of $6,000 or 1.9% for 2006 and a decrease of $155,000 or 33.1% for 2005.

Noninterest Expenses

Total noninterest expenses were $14,301,000, $13,445,000, and $12,522,000 during 2006, 2005 and 2004, respectively. This represents an increase of $856,000 or 6.4% for 2006 and $923,000 or 7.4% for 2005. The efficiency ratio of the Company was 60.68%, 59.49% and 62.66% for 2006, 2005 and 2004, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.0% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and employee benefits were $8,370,000, $7,853,000, and $7,518,000 during 2006, 2005 and 2004, respectively. This represents an increase of $517,000 or 6.6% for 2006 and $335,000 or 4.5% for 2005. These increases can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses were $988,000, $905,000, and $935,000 during 2006, 2005 and 2004, respectively. This represents an increase of $83,000 or 9.2% for 2006 and a decrease of $30,000 or 3.2% for 2005.

Equipment expenses were $713,000, $660,000, and $624,000 during 2006, 2005 and 2004, respectively. This represents an increase of $53,000 or 8.0% for 2006 and $36,000 or 5.8% for 2005.

Advertising and marketing expenses were $417,000, $402,000, and $390,000 during 2006, 2005 and 2004, respectively. This represents an increase of $15,000 or 3.7% for 2006 and $12,000 or 3.1% for 2005. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

Other operating expenses were $3,109,000, $2,971,000, and $2,534,000 during 2006, 2005 and 2004. Other operating expenses increased $138,000 or 4.6% for 2006 and $437,000 or 17.3% during 2005. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $2,492,000, $2,410,000, and $2,002,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 29.84%, 30.04%, and 30.28% for 2006, 2005 and 2004, respectively. Note 8 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2006, 2005 and 2004. In addition, Note 8 to the Consolidated Financial Statements provides information regarding the principal items giving rise to deferred taxes for 2006 and 2005.

FINANCIAL CONDITION

Securities

Total securities at December 31, 2006 were $91,624,000 as compared to $82,693,000 as of December 31, 2005, which represents an increase of $8,931,000 or 10.8% during 2006. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2006, 2005 and 2004. During 2006, the Company focused on increasing the securities portfolio proportionately to the growth in total assets and maintaining the yield of the portfolio. The increase provides additional collateral to pledge for public and other deposits as required by law and additional liquidity as discussed within the Liquidity section below. The Company purchased $20,431,000 in securities during 2006. This amount is comprised of $4,614,000 or 22.6% in tax-exempt obligations of states and political subdivisions, $6,433,000 or 31.5% in mortgage-backed securities, and $7,297,000 or 35.7% in obligations of U.S. government corporations and agencies. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2006. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2006 and 2005.

Securities Portfolio

(dollars in thousands)

	December 31,
	2006	2005	2004
Securities available for sale:
Obligations of U.S. government corporations and agencies	$35,016	$30,469	$26,560
Mortgage-backed securities	19,815	17,360	16,477
Obligations of states and political subdivisions	2,803	2,606	2,025
Corporate securities	1,753	3,698	7,405
Restricted stock	4,020	3,034	2,184

	$63,407	$57,167	$54,651

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$500	$1,001	$1,003
Mortgage-backed securities	379	501	1,256
Obligations of states and political subdivisions	27,338	24,024	17,327

	$28,217	$25,526	$19,586

The Company had $63,407,000 and $57,167,000 in securities classified as available for sale at December 31, 2006 and 2005, respectively, which represents an increase of $6,240,000 or 10.9% during 2006. The available for sale securities purchased during the year were primarily obligations of U.S. government corporations and agencies and mortgage-backed securities. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations.

The Company had $28,217,000 and $25,526,000 in securities classified as held to maturity at December 31, 2006 and 2005, respectively, which represents an increase of $2,691,000 or 10.5% during 2006. The held to maturity securities purchased during the year were obligations of states and political subdivisions. The Company attempts to maintain a stable percentage of these securities in the portfolio due to their tax-exempt status.

The Company realized no gains from the sales and calls of securities during 2006. During 2005, the Company realized a gain of $20,000 from the sales and calls of securities having an amortized cost $728,000. The sales and calls during 2005 were comprised of mortgage-backed securities whose par value had decreased to less than 15% of its original par value.

The Company had an unrealized loss on available for sale securities of $533,000 and $863,000 at December 31, 2006 and 2005, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2006
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$10,900	3.48%	$22,102	4.27%	$2,014	5.57%	$—	—	$35,016	4.10%
Mortgage-backed securities	84	4.02%	2,160	3.95%	14,055	4.70%	3,516	4.88%	19,815	4.65%
Corporate securities	251	6.85%	1,237	6.71%	—	—	265	9.25%	1,753	7.11%
Other taxable securities	—	—	—	—	—	—	4,020	5.68%	4,020	5.68%

Total taxable	$11,235		$25,499		$16,069		$7,801		$60,604

Obligations of states and political subdivisions, tax-exempt (1)	221	6.44%	921	7.11%	1,661	5.48%	—	—	2,803	6.08%

Total	$11,456		$26,420		$17,730		$7,801		$63,407

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$500	2.47%	$—	—	$—	—	$—	—	$500	2.47%
Mortgage-backed securities	—	—	—	—	379	3.86%	—	—	379	3.86%
Obligations of states and political subdivisions, taxable	—	—	230	6.28%	—	—	—	—	230	6.28%

Total taxable	$500		$230		$379		$—		$1,109
Obligations of states and political subdivisions, tax-exempt (1)	640	6.24%	2,081	5.76%	24,066	5.59%	321	6.44%	27,108	5.63%

Total	$1,140		$2,311		$24,445		$321		$28,217

Total securities	$12,596		$28,731		$42,175		$8,122		$91,624

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2006. The table indicates that $41,327,000 or 45.1% of the portfolio will mature within five years. The held to maturity tax-exempt obligations of states and political subdivision which were purchased during 2006 and have final maturities ranging from eight to ten years are included in the $42,175,000 within the due after 5 through 10 years column. Although the mortgage-backed securities have maturities which are longer than five years, they provide monthly principal curtailments which can be reinvested at a prevailing rate or different term.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $386,046,000 and $355,779,000 at December 31, 2006 and 2005, respectively. This represents an increase of $30,627,000 or 8.5% for 2006. The Company’s significant loan growth during 2005 was accomplished through competitive loan pricing, experienced loan officers, and continuous sales efforts. Based on the current loan pipeline, the Company does not expect loans to increase significantly during the first quarter of 2007. The ratio of loans to deposits increased during the year from 95.35% to 97.13% at December 31, 2005 and 2006, respectively. At December 31, 2006, the loan portfolio consisted primarily of loans for owner-occupied single family dwellings, loans for commercial properties, and loans for construction and land development. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio

(dollars in thousands)

	December 31,
	2006	2005	2004	2003	2002
Loans secured by real estate:
Construction and land development	$46,477	$42,835	$31,821	$24,536	$12,081
Secured by farmland	6,859	4,322	3,234	2,721	2,892
Secured by 1-4 family residential properties	173,839	160,963	144,377	137,166	111,273
Other real estate loans	101,525	88,897	72,767	57,341	48,459
Loans to farmers	1,406	990	1,322	1,065	1,071
Commercial and industrial loans	26,938	25,237	23,862	20,763	18,671
Consumer installment loans	28,382	32,220	33,472	32,177	31,377
All other loans	620	315	243	761	154

Total loans	$386,046	$355,779	$311,098	$276,530	$225,978

Loans secured by real estate were $328,700,000 or 85.2% and $297,017,000 or 83.5% of total loans at December 31, 2006 and 2005, respectively. This represents an increase of $31,683,000 or 10.7% for 2006. These loans are well-secured and based on conservative appraisals in a stable market. Generally, the Company does not make real estate loans outside its primary market area. Consumer installment loans were $28,382,000 or 7.4% and $32,220,000 or 9.1% of total loans at December 31, 2006 and 2005, respectively. This represents a decrease of $3,838,000 or 11.9% for 2006. This type of loan is primarily comprised of vehicle loans which have been difficult to originate due to manufacturer financing options and customers using alternative financing such as home equity lines of credit. Commercial and industrial loans were $26,938,000 or 7.0% and $25,237,000 or 7.1% of total loans at December 31, 2006 and 2005. This represents an increase of $1,701,000 or 6.7% for 2006.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $287,347,000 or 74.4% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit. The floating rate loans impact interest income because their rate can change when an index rate such as the Prime rate changes rather than at maturity like the fixed rate loans.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2006
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate	$72,530	$161,025	$95,144	$328,699
Loans to farmers	667	357	382	1,406
Commercial and industrial loans	13,117	13,472	349	26,938
Consumer installment loans	2,822	22,737	2,824	28,383
All other loans	136	484	—	620

	$89,272	$198,075	$98,699	$386,046

For maturities over one year:
Floating rate loans		$16,122	$31,999	$107,343
Fixed rate loans		181,953	66,700	278,703

		$198,075	$98,699	$386,046

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

Charged-off loans were $734,000, $486,000, and $243,000 for 2006, 2005 and 2004, respectively. Recoveries were $160,000, $183,000, and $116,000 for 2006, 2005 and 2004, respectively. Net charge-offs were $574,000, $303,000, and $127,000 for 2006, 2005 and 2004, respectively. This represents an increase in net charge-offs of $271,000 or 89.4% for 2006 and $176,000 or 138.6% for 2005. The allowance for loan losses as a percentage of loans was 0.86%, 1.01%, and 1.05% at the end of 2006, 2005 and 2004, respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 5.76 times for 2006, 11.82 times for 2005, and 25.80 times for 2004. The ratio of net charge-offs to average loans was 0.16% for 2006, 0.09% for 2005, and 0.04% for 2004.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2006, 2005, 2004, 2003 and 2002. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Based on these criteria, the largest portion of the allowance for loan losses is allocated to consumer loans.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonperforming assets were $215,000 and $375,000 at December 31, 2006 and 2005. There were no nonperforming assets at December 31, 2004. The percentage of nonperforming assets to loans and other real estate owned was 0.06 for 2006 and 0.11% for 2005. Total loans past due 90 days or more and still accruing interest were $484,000 or 0.13% $294,000 or 0.08%, and $64,000 or 0.02% of total loans at December 31, 2006, 2005 and 2004, respectively. The table titled “Nonperforming Assets” shows the amount of nonperforming assets and loans past due 90 days and accruing interest outstanding during the last five years. The table also shows the ratios for the allowance for loan losses as a percentage of nonperforming assets and nonperforming assets as a percentage of loans outstanding and other real estate owned.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. Potential problem loans were $9,816,000 and $4,160,000 at December 31, 2006 and 2005, respectively. This represents an increase of $5,656,000 during 2006. At December 31, 2006, these loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $620,000 in specific allocations for these loans.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	December 31,
	2006	2005	2004	2003	2002
Balance, beginning of period	$3,582	$3,265	$2,867	$2,376	$1,797

Loans Charged-Off:
Commercial, financial and agricultural	375	202	$—	$44	$34
Real estate-construction and land development	—	—	—	—	—
Real estate-mortgage	128	—	—	—	—
Consumer	231	284	243	214	154

Total loans charged off	$734	$486	$243	$258	$188

Recoveries:
Commercial, financial and agricultural	$1	$—	$—	$24	$—
Real estate-construction and land development	—	86	—	—	—
Real estate-mortgage	—	—	14	14	19
Consumer	159	97	102	61	48

Total recoveries	$160	$183	$116	$99	$67

Net charge-offs	574	303	127	159	121
Provision for loan losses	300	620	525	650	700

Balance, end of period	$3,308	$3,582	$3,265	$2,867	$2,376

Ratio of allowance for loan losses to loans outstanding at period end	0.86%	1.01%	1.05%	1.04%	1.05%

Ratio of net charge offs to average loans outstanding during the period	0.16%	0.09%	0.04%	0.06%	0.06%

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2006	$705	7.5%	$509	12.0%	$1,886	73.1%	$208	7.4%
December 31, 2005	$1,076	7.5%	$179	12.0%	$358	71.4%	$1,969	9.1%
December 31, 2004	$979	8.2%	$490	10.2%	$327	70.8%	$1,469	10.8%
December 31, 2003	$860	8.2%	$430	8.9%	$287	71.3%	$1,290	11.6%
December 31, 2002	$713	8.8%	$356	5.3%	$238	72.0%	$1,069	13.9%

Nonperforming Assets

(dollars in thousands)

	December 31,
	2006	2005	2004	2003	2002
Nonaccrual loans	$—	$375	$—	$35	$—
Restructured loans	—	—	—	—	—
Other real estate owned	215	—	—	—	—

Total nonperforming assets	$215	$375	$—	$35	$—

Loans past due 90 days and accruing interest	$484	$294	$64	$70	$27

Allowance for loan losses to nonperforming assets	1539%	955%	—	8243%	—

Non-performing assets to period end loans and other real estate owned	0.06%	0.11%	—	0.01%	—

Deposits

Total deposits were $397,450,000 and $373,148,000 at December 31, 2006 and 2005, respectively, which represents an increase of $24,302,000 or 6.5% during 2006. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2006, 2005 and 2004.

Average Deposits and Rates Paid

(dollars in thousands)

	December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$85,376		$84,017		$70,487

Interest-bearing:
NOW accounts	61,568	1.74%	64,873	0.66%	72,553	0.66%
Money market accounts	49,850	2.39%	50,218	1.67%	47,035	1.11%
Regular savings accounts	44,630	1.31%	59,105	1.28%	42,629	0.84%
Time deposits:
$100,000 and more	60,817	4.33%	36,138	3.17%	27,053	2.02%
Less than $100,000	75,985	3.93%	53,612	2.93%	44,211	2.17%

Total interest-bearing	$292,850	2.89%	$263,946	1.80%	$233,481	1.22%

Total deposits	$378,226		$347,963		$303,968

Noninterest-bearing deposits, which are comprised of checking accounts, decreased $7,126,000 or 7.8% from $90,862,000 at December 31, 2005 to $83,736,000 at December 31, 2006. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $31,428,000 or 11.1% from $282,286,000 at December 31, 2005 to $313,714,000 at December 31, 2006. Total NOW account balances increased $9,548,000 or 15.1% from $63,212,000 at December 31, 2005 to $72,760,000 at December 31, 2006. Total money market account balances decreased $9,849,000 or 19.1% from $51,593,000 at December 31, 2005 to $41,744,000 at December 31, 2006. Total regular savings account balances decreased $21,017,000 or 36.5% from $57,629,000 at December 31, 2005 to $36,612,000 at December 31, 2006. Time deposits increased $52,746,000 or 48.0% from $109,852,000 at December 31, 2005 to $162,598,000 at December 31, 2006. This is comprised of an increase in certificates of deposit of $100,000 and more of $26,991,000 or 57.9% from $46,655,000 at December 31, 2005 to $73,646,000 at December 31, 2006 and an increase in certificates of deposit of less than $100,000 of $25,755,000 or 40.8% from $63,197,000 at December 31, 2005 to $88,952,000 at December 31, 2006. Certificates of deposit of less than $100,000 also includes $10,000,000 in brokered certificates of deposit, which were issued during the fourth quarter of 2006. The Company did not utilize brokered certificates of deposit as a source of funding prior to 2006. The changes within the deposit categories, other than time deposits of $100,000 and more, reflect the depositors’ willingness to move funds from accessible money market and savings accounts to higher yielding certificates of deposit. The Bank offered promotions on certificates of deposit during the first three quarters of 2006 to retain existing deposits and attract additional deposits within its market. During the fourth quarter, the promotional pricing being offered by competitors was higher than brokered certificates of deposit; therefore, the Bank chose to utilize brokered certificates of deposit for its funding needs. The increase in time deposits of $100,000 and more was due to offering promotional rates and aggressively bidding on these deposits as an alternative to borrowing or issuing brokered certificates of deposit.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000, excluding brokered certificates of deposit. Core deposits totaled $313,804,000 or 79.0% and $326,493,000 or 87.5% of total deposits at December 31, 2006 and 2005, respectively. Increases in market rates, particularly on certificates of deposit, caused the decrease in the percentage of core deposits. Offering promotional rates and aggressively bidding on certificates of deposit of $100,000 and more caused the 8.5% decrease in the core deposit percentage during 2006. The Company expects this percentage to decrease further during 2007 due to the reliance on brokered certificates of deposit and the migration of deposits into the capital and equity markets. To offset these trends, the Company will continually evaluate its deposit products and pricing to remain competitive in its markets. The Company does not solicit deposits from outside of its primary market area.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2006. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $3,942,000 which matures over one year. The total amount maturing within one year is $69,704,000 or 94.65% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2006	$31,843	$19,053	$18,808	$3,942	$73,646	18.53%

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2006 was $40,937,000, reflecting a percentage of total assets of 8.0%, as compared to $35,995,000 and 7.7% at December 31 2005. The common stock’s book value per share increased $1.46 or 12.4% to $13.23 per share at December 31, 2006 from $11.77 per share at December 31, 2005. During 2006, the Company paid $0.60 per share in dividends as compared to $0.50 per share for 2005 and $0.42 per share for 2004. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Analysis of Capital

(dollars in thousands)

	December 31,
	2006	2005
Tier 1 Capital:
Common stock	$7,735	$7,642
Capital surplus	6,276	5,369
Retained earnings	27,563	23,554
Trust preferred capital notes	7,000	7,000
Goodwill	(180)	(225)

Total Tier 1 capital	$48,394	$43,340
Tier 2 Capital:
Allowance for loan losses	$3,308	$3,582

Total Tier 2 capital	$3,308	$3,582

Total risk-based capital	$51,702	$46,922

Risk weighted assets	$388,646	$349,141

Risk Based Capital Ratios:
Tier 1 capital to risk weighted assets	12.45%	12.41%
Total capital to risk weighted assets	13.30%	13.44%
Tier 1 capital to average total assets	9.59%	9.40%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2002, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums. The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2006 and 2005 Note 14 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2006 liquid assets totaled $168,641,000 as compared to $150,587,000 at December 31, 2005. These amounts represent 35.7% for 2006 and 34.9% for 2005. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2006.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	December 31, 2006
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$45,000	$5,000	$—	$10,000	$60,000
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	5,366	—	—	—	5,366
Operating leases	140	285	155	936	1,516

	$50,506	$5,285	$155	$18,153	$74,099

The $60,000,000 in outstanding FHLB advances is comprised of five advances. Note 7 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 18 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 5 to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the holding company of the Bank, the Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. The Company did not have any outstanding hedging transactions, such as interest rate swaps, floors or caps, at December 31, 2006.

The Bank’s interest rate management strategy is designed to maximize net interest income and preserve the capital of the Company. The Bank’s financial instruments are periodically subjected to various simulations whose results are discussed in the following paragraphs. These models are based on actual data from the Bank’s financial statements and assumptions about the performance of certain financial instruments. Prepayment assumptions are applied to all mortgage related assets, which includes real estate loans and mortgage-backed securities. Prepayment assumptions are based on a median rate at which principal payments are received on these assets over their contractual term. The rate of principal payback is assumed to increase when rates fall and decrease when rates rise. Term assumptions are applied to non-maturity deposits, which includes demand deposits, NOW accounts, savings accounts, and money market accounts. Demand deposits and NOW accounts are generally assumed to have a term greater than one year since the total amount outstanding does not fluctuate with changes in interest rates. Savings accounts and money market accounts are assumed to be more interest rate sensitive, therefore, a majority of the amount outstanding is assumed to have a term of less than one year. The following table summarizes the results of the simulations that the financial assets and liabilities were subjected to at December 31, 2006 and 2005.

	December 31,
	2006	2005
Static One-Year Cumulative Gap	-10.54%	1.45%
One-Year Net Interest Income Simulation:
-200 bp Shock vs Stable Rate	-1.42%	-2.33%
+200 bp Shock vs Stable Rate	-3.27%	1.07%
Static Net Present Value Change:
-200 bp Shock vs Stable Rate	3.39%	-4.63%
+200 bp Shock vs Stable Rate	-5.20%	-10.36%

The Bank uses interest rate sensitivity analysis, which uses the term to maturity or repricing for rate sensitive assets and liabilities to measure how well they match. Differences in the terms of rate sensitive assets and liabilities create gaps, which are analyzed for each term segment and analyzed cumulatively. Management focuses on the static one-year cumulative gap to measure its short-term sensitivity position. The Company had a negative static one-year cumulative gap of 10.54% at December 31, 2006 and a positive static one-year cumulative gap of 1.45% at December 31, 2005. The negative gap at December 31, 2006 indicates a liability sensitive position and the positive gap at December 31, 2005 indicates an asset sensitive position. The change in the static one-year cumulative gap from 2005 to 2006 reflects a significant increase in the amount of certificates of deposit, most of which were issued with terms of twelve months or less and an increase in Federal Home Loan Bank advances which will mature or reprice during 2007. Because this analysis is only a general indication of the Bank’s interest rate sensitivity and is based on the balance sheet’s composition at a single point of time, no policy limits are established with regard to the static 1-year cumulative gap.

The Bank also measures the potential change in net interest income during a one-year forecast period using a 200 basis point increase and decrease in interest rates, assuming a parallel shift in the U.S. Treasury yield curve. If rates decreased by 200 basis points, net interest income over the following one-year period would have decreased by 1.42% at December 31, 2006 and 2.33% at December 31, 2005, as compared to net interest income in a stable rate environment. Conversely, if rates increased by 200 basis points, net interest income over the following one-year period would have decreased by 3.27% at December 31, 2006 and increased by 1.07% at December 31, 2005, as compared to net interest income in a stable rate environment. The results for 2006 indicate that the Bank is liability sensitive, where net interest income falls by a greater percentage when rates rise than when rates fall. The results for 2005 indicate that the Bank is asset sensitive, where net interest income increases if rates rise and decreases if rates fall. The net interest income simulation results for 2006 as compared to 2005 indicate the Bank’s sensitivity has changed from asset-sensitive to liability sensitive and the balance sheet is structured for falling rates. A 200 basis point increase in interest rates will have a significant negative impact on the amount of net interest income which will be earned during 2007. The results of this simulation during 2007 will depend heavily on the Bank’s ability to restructure and reprice its deposits in reaction to yield curve changes.

Finally, the Bank measures the change in the present value of its balance sheet using a 200 basis point increase and decrease in interest rates, assuming a parallel shift in the U.S. Treasury yield curve. This simulation applies these rate changes to the net present value of the balance sheet, which is derived by subtracting the net present value of liabilities from the net present value of assets. If rates decreased by 200 basis points, the net present value of the balance sheet would have increased by 3.39% at December 31, 2006 and decreased by 4.63% at December 31, 2005. Conversely, if rates increased by 200 basis points, the net present value of the balance sheet would have decreased by 5.20% at December 31, 2006 and 10.36% at December 31, 2005. This simulation indicates the Bank is liability sensitive at December 31, 2006 and December 31, 2005 since the net present value changes by a greater percentage in a rising rate environment. These results indicate that the Bank reduced its liability sensitive position from 2005 to 2006, which is not consistent with the results of the net interest income simulation. The conflicting results of this simulation demonstrate the inherent weakness that the present value is calculated at a given date instead of simulated during a one-year forecast period. The results of this simulation are particularly impacted by the change in the present value of deposits, which is assumed to rise by a significantly greater percentage in a falling rate environment than it would fall in a rising rate environment.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eagle Financial Services, Inc.

Berryville, Virginia

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2006. The consolidated financial statements of Eagle Financial Services, Inc. for the year ended December 31, 2004, were audited other auditors whose report dated January 26, 2005, expressed an unqualified opinion on those financial statements. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Eagle Financial Services, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Eagle Financial Services, Inc. and its subsidiaries is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the 2006 and 2005 financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Eagle Financial Services, Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Eagle Financial Services, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Notes 1 and 9 to the financial statements, Eagle Financial Services, Inc. changed its policy for accounting for defined benefit pension and postretirement plans in 2006 to conform with Statement of Financial Accounting Standards No. 158. Also, as discussed in Notes 1 and 10 to the financial statements, the company changed its policy for accounting for stock-based compensation in 2006 in accordance with Statement of Financial Accounting Standards No. 123R.

/s/SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Eagle Financial Services, Inc. and Subsidiary

Berryville, Virginia

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2004 of Eagle Financial Services Inc. and Subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Eagle Financial Services, Inc. and Subsidiaries and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ YOUNT, HYDE & BARBOUR, P.C.

Winchester, Virginia
January 26, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL

To our Shareholders,

Eagle Financial Services, Inc.

Berryville, Virginia

The management of Eagle Financial Services, Inc. and subsidiaries has the responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting. Management maintains a comprehensive system of internal control to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Eagle Financial Services, Inc. and subsidiaries maintains an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its subsidiaries is made known to them by others within those entities. The Chief Executive Officer and the Chief Financial Officer believe that at December 31, 2006, Eagle Financial Services, Inc. and its subsidiaries maintained an effective system of internal control over financial reporting.

The accounting firm Smith Elliott Kearns & Company, LLC has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The accounting firm’s attestation report is included in this financial report.

/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

/s/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr.
Vice President, Chief Financial Officer, and Secretary-Treasurer

March 9, 2007

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(dollars in thousands, except share amounts)

	2006	2005
Assets
Cash and due from banks	$11,079	$10,041
Federal funds sold	4,883	—
Securities available for sale, at fair value	63,407	57,167
Securities held to maturity (fair value: 2006, $28,031; 2005, $25,353)	28,217	25,526
Loans, net of allowance for loan losses of $3,308 in 2006 and $3,582 in 2005	382,738	352,197
Bank premises and equipment, net	15,425	15,147
Other assets	7,247	6,893

Total assets	$512,996	$466,971

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$83,736	$90,862
Savings and interest bearing demand deposits	151,116	172,434
Time deposits	162,598	109,852

Total deposits	$397,450	$373,148
Federal funds purchased and securities sold under agreements to repurchase	5,366	8,963
Federal Home Loan Bank advances	60,000	40,000
Trust preferred capital notes	7,217	7,217
Other liabilities	2,026	1,648
Commitments and contingent liabilities	—	—

Total liabilities	$472,059	$430,976

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2006, 3,093,886 shares; issued 2005, 3,056,986 shares	7,712	7,642
Surplus	6,299	5,369
Retained earnings	27,563	23,554
Accumulated other comprehensive loss	(637)	(570)

Total shareholders’ equity	$40,937	$35,995

Total liabilities and shareholders’ equity	$512,996	$466,971

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2006, 2005, and 2004

(dollars in thousands, except per share amounts)

	2006	2005	2004
Interest and Dividend Income
Interest and fees on loans	$25,426	$20,572	$16,931
Interest on federal funds sold	55	15	93
Interest on securities held to maturity:
Taxable interest income	53	83	160
Interest income exempt from federal income taxes	956	780	454
Interest and dividends on securities available for sale:
Taxable interest income	2,341	2,096	1,460
Interest income exempt from federal income taxes	114	99	72
Dividends	234	154	116
Interest on deposits in banks	30	5	2

Total interest and dividend income	$29,209	$23,804	$19,288

Interest Expense
Interest on deposits	$8,462	$4,739	$2,856
Interest on federal funds purchased and securities sold under agreements to repurchase	419	349	101
Interest on Federal Home Loan Bank advances	2,218	1,316	1,087
Interest on trust preferred capital notes	606	479	351

Total interest expense	$11,705	$6,883	$4,395

Net interest income	$17,504	$16,921	$14,893
Provision For Loan Losses	300	620	525

Net interest income after provision for loan losses	$17,204	$16,301	$14,368

Noninterest Income
Trust department income	$853	$624	$482
Service charges on deposit accounts	2,113	2,013	1,710
Other service charges and fees	2,162	2,196	1,950
Securities gains	—	20	156
Other operating income	319	313	468

Total noninterest income	$5,447	$5,166	$4,766

Noninterest Expenses
Salaries and employee benefits	$8,370	$7,853	$7,518
Occupancy expenses	988	905	935
Equipment expenses	713	660	624
Advertising and marketing expenses	417	402	390
Stationery and supplies	397	348	267
ATM network fees	307	306	254
Other operating expenses	3,109	2,971	2,534

Total noninterest expenses	$14,301	$13,445	$12,522

Income before income taxes	$8,350	$8,022	$6,612
Income Tax Expense	2,492	2,410	2,002

Net Income	$5,858	$5,612	$4,610

Earnings Per Share
Net income per common share, basic	$1.91	$1.84	$1.53

Net income per common share, diluted	$1.90	$1.84	$1.53

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2006, 2005, and 2004

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2003
Comprehensive income:	$3,744	$4,006	$19,935	$681		$28,366
Net income			4,610		$4,610	$4,610
Other comprehensive loss:
Unrealized holding losses arising during the period, net of deferred income taxes of $125					(242)
Reclassification adjustment, net of income taxes of $54					(102)

Other comprehensive loss, net of income taxes of $179				(344)	(344)	(344)

Total comprehensive income					$4,266

Issuance of restricted stock, stock incentive plan (3,780 shares)	10	154				164
Unearned compensation on restricted stock		(124)				(124)
Amortization of unearned compensation, restricted stock awards		85				85
Issuance of common stock, employee benefit plan (487 shares)	1	20				21
Issuance of common stock, dividend investment plan (10,506 shares)	26	428				454
Dividends declared ($0.42 per share)			(1,263)			(1,263)

Balance, December 31, 2004	$3,781	$4,569	$23,282	$337		$31,969
Comprehensive income:
Net income			5,612		$5,612	5,612
Other comprehensive loss:
Unrealized holding losses arising during the period, net of deferred income taxes of $460					(894)
Reclassification adjustment, net of income taxes of $7					(13)

Other comprehensive loss, net of income taxes of $467				(907)	(907)	(907)

Total comprehensive income					$4,705

Issuance of restricted stock, stock incentive plan (1,800 shares)	4	85				89
Unearned compensation on restricted stock		(89)				(89)
Income tax benefit on vesting of restricted stock		9				9
Amortization of unearned compensation, restricted stock awards		184				184
Issuance of common stock, employee benefit plan (2,278 shares)	6	92				98
Issuance of common stock, dividend investment plan (11,928 shares)	30	519				549
Dividends declared ($0.50 per share)			(1,519)			(1,519)
Issuance of common stock, stock split (1,528,493)	3,821		(3,821)			—

Balance, December 31, 2005	$7,642	$5,369	$23,554	$(570)		$35,995
Comprehensive income:
Net income			5,858		$5,858	5,858
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $112				218	218	218

Total comprehensive income					$6,076

Adjustment to initially apply FASB Statement No. 158, net of deferred income taxes of $147				(285)		(285)
Adjustment to initially apply FASB Statement No. 123R	(14)	14				—
Stock-based compensation expense		254				254
Issuance of restricted stock, stock incentive plan (7,440 shares)	19	(19)				—
Income tax benefit on vesting of restricted stock		11				11
Issuance of common stock, employee benefit plan (5,958 shares)	15	130				145
Issuance of common stock, dividend investment plan (19,932 shares)	50	540				590
Dividends declared ($0.60 per share)			(1,849)			(1,849)

Balance, December 31, 2006	$7,712	$6,299	$27,563	$(637)		$40,937

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005, and 2004

(dollars in thousands)

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$5,858	$5,612	$4,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	769	691	714
Amortization of intangible and other assets	233	253	216
Loss on equity investment	10	13	11
Provision for loan losses	300	620	525
Stock-based compensation expense	254	184	85
(Gain) on sale of securities	—	(20)	(156)
Premium amortization on securities, net	44	89	171
Deferred tax benefit	(161)	(160)	(32)
Changes in assets and liabilities:
(Increase) in other assets	(477)	(772)	(185)
Increase in other liabilities	247	357	513

Net cash provided by operating activities	$7,077	$6,867	$6,472

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$1,722	$2,709	$3,469
Proceeds from maturities and principal payments of securities available for sale	10,065	8,542	9,999
Proceeds from sales of securities available for sale	—	728	2,284
Purchases of securities held to maturity	(4,414)	(9,130)	(9,166)
Purchases of securities available for sale	(16,018)	(12,746)	(33,471)
Purchases of bank premises and equipment	(1,047)	(2,066)	(1,048)
Net (increase) in loans	(31,057)	(44,984)	(34,695)

Net cash (used in) investing activities	$(40,749)	$(56,947)	$(62,628)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, money market and savings accounts	$(28,444)	$(1,467)	$53,908
Net increase in certificates of deposit	52,747	36,288	8,888
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(3,596)	4,130	(12,106)
Net increase in Federal Home Loan Bank advances	20,000	10,000	6,956
Issuance of common stock, employee benefit plan	145	98	21
Cash dividends paid	(1,259)	(970)	(807)

Net cash provided by financing activities	$39,593	$48,079	$56,860

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005, and 2004

(dollars in thousands)

	2006	2005	2004
Increase (decrease) in cash and cash equivalents	$5,921	$(2,001)	$704
Cash and Cash Equivalents
Beginning	10,041	12,042	11,338

Ending	$15,962	$10,041	$12,042

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$11,432	$6,722	$4,313

Income taxes	$2,600	$2,635	$1,864

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$330	$(1,373)	$(522)

Other real estate acquired in settlement of loans	$215	$—	$—

Issuance of common stock, dividend investment plan	$589	$550	$455

Adjustment to initially apply SFAS No. 158	$(432)	$—	$—

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified using an internal loan grading system. For loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and other qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Intangible Assets

Acquired intangible assets, such as the value of purchased core deposits, are amortized over the periods benefited, not exceeding fifteen years. The book value of the Company’s core deposit intangible asset, resulting from a branch acquisition, was $180,000 at December 31, 2006. The Company estimates that it will expense $45,000 during each of the fiscal years ending December 31, 2007 through 2010 related to the amortization of this intangible asset.

Retirement Plans

The Company has a non-contributory defined benefit pension plan that covers eligible employees. During its October 2006 meeting, the Board of Directors adopted a resolution that the pension plan be amended so that no further benefits will accrue under the plan and no individuals may become participants after December 31, 2006. The Company makes annual contributions to the pension plan as determined by actuarial valuations and recommendations. The Company also sponsors a 401(k) savings plan under which eligible employees may defer a portion of their compensation on a pretax basis. The Company also provides a match to participants in this plan, as described more fully in Note 11.

Stock-Based Compensation Plan

During 2003, the Company’s shareholders approved a stock incentive plan which allows key employees and directors to increase their personal financial interest in the Company. This plan permits the issuance of incentive stock options and non-qualified stock options and the award of stock appreciation rights, common stock, restricted stock, and phantom stock. The plan, as adopted, authorized the issuance of up to 300,000 shares of common stock. This plan is discussed more fully in Note 10.

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

Earnings Per Common Share

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The number of potential common shares is determined using the treasury method and relates to outstanding stock options and nonvested restricted stock grants.

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders. Outstanding shares for 2005 and 2004 have been restated for the retroactive recognition of the two-for-one stock split declared on February 15, 2006.

	2006	2005	2004
Average number of common shares outstanding	3,071,930	3,042,204	3,007,364
Effect of dilutive common stock	15,123	2,772	566

Average number of common shares outstanding used to calculate diluted earnings per share	3,087,053	3,044,976	3,007,930

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and certain adjustments to employee benefit plans, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

In March 2006, the FASB issued Statement No. 156 (“SFAS No. 156”), “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140.” SFAS No. 156 amends Statement No. 140 with respect to separately recognized servicing assets and liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of SFAS No. 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. The Company does not expect the adoption of SFAS No. 156 at the beginning of 2007 to have a material effect on its financial statements.

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

In September 2006, the FASB issued Statement No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS No. 158 also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The initial recognition of the funded status of the affected employee benefit plans did not have a material effect on the Company’s year-end statement of financial position.

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

In September 2006, the Emerging Issues Task Force issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exits) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The company is currently evaluating the effect that EITF No. 06-4 will have on its consolidated financial statements upon implementation.

In September 2006, The Emerging Issues Task Force issued EITF 06-5, “Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 .” This consensus concludes that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. A consensus also was reached that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). The consensuses are effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the effect that EITF No. 06-5 will have on its consolidated financial statements upon implementation.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2006 and 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$35,373	$38	$(395)	$35,016
Mortgage-backed securities	20,043	40	(268)	19,815
Obligations of states and political subdivisions	2,796	20	(13)	2,803
Corporate securities	1,708	45	—	1,753
Restricted stock	4,020	—	—	4,020

	$63,940	$143	$(676)	$63,407

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$31,054	$2	$(587)	$30,469
Mortgage-backed securities	17,733	5	(378)	17,360
Obligations of states and political subdivisions	2,593	36	(23)	2,606
Corporate securities	3,616	83	(1)	3,698
Restricted stock	3,034	—	—	3,034

	$58,030	$126	$(989)	$57,167

The amortized cost and fair value of securities available for sale at December 31, 2006, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$11,553	$11,456
Due after one year through five years	26,706	26,419
Due after five years through ten years	17,876	17,731
Due after ten years	3,785	3,781
Restricted stock	4,020	4,020

	$63,940	$63,407

Proceeds from sales and calls of securities available for sale were $728,000 and $2,284,000 during 2005 and 2004, respectively. There were no sales and calls of securities during 2006. Gross gains of $23,000 and gross losses of $3,000 were realized on sales and calls during 2005. Gross gains of $156,000 were realized on sales and calls during 2004. There were no gains or losses realized during 2006.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2006 and 2005 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$999	$1	$28,681	$394	$29,680	$395
Mortgage-backed securities	1,734	10	11,748	258	13,482	268
Obligations of states and political subdivisions	199	1	831	12	1,030	13

	$2,932	$12	$41,260	$664	$44,192	$676

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$18,227	$328	$11,740	$259	$29,967	$587
Mortgage-backed securities	13,322	294	2,300	84	15,622	378
Obligations of states and political subdivisions	1,449	23	—	—	1,449	23
Corporate securities	999	1	—	—	999	1

	$33,997	$646	$14,040	$343	$48,037	$989

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At December 31, 2006, the gross unrealized losses on securities available for sale totaling $676,000 included sixty-six debt securities. At December 31, 2005, the gross unrealized losses on securities available for sale totaling $989,000 included seventy-one debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other than temporary.

Amortized costs and fair values of securities held to maturity at December 31, 2006 and 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$500	$—	$(5)	$495
Mortgage-backed securities	379	—	(9)	370
Obligations of states and political subdivisions	27,338	43	(215)	27,166

	$28,217	$43	$(229)	$28,031

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,001	$—	$(21)	$980
Mortgage-backed securities	501	—	(15)	486
Obligations of states and political subdivisions	24,024	67	(204)	23,887

	$25,526	$67	$(240)	$25,353

The amortized cost and fair value of securities being held to maturity at December 31, 2006, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,140	$1,135
Due after one year through five years	2,311	2,307
Due after five years through ten years	24,445	24,268
Due after ten years	321	321

	$28,217	$28,031

There were no sales of securities being held to maturity during 2006, 2005 and 2004.

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2006 and 2005 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$495	$5	$495	$5
Mortgage-backed securities	—	—	370	9	370	9
Obligations of states and political subdivisions	8,451	37	11,257	178	19,708	215

	$8,451	$37	$12,122	$192	$20,573	$229

	December 31, 2005
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$980	$21	$980	$21
Mortgage-backed securities	487	15	—	—	487	15
Obligations of states and political subdivisions	14,172	173	1,011	31	15,183	204

	$14,659	$188	$1,991	$52	$16,650	$240

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At December 31, 2006, the gross unrealized losses on securities held to maturity totaling $229,000 included sixty-five debt securities. At December 31, 2005, the gross unrealized losses on securities held to maturity totaling $240,000 included fifty-two debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other than temporary.

Securities having a carrying value of $30,270,000 and $31,032,000 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 3. Loans

The composition of loans at December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$46,477	$42,835
Secured by farmland	6,859	4,322
Secured by 1-4 family residential properties	173,839	160,963
Other real estate loans	101,525	88,897
Loans to farmers	1,406	990
Commercial and industrial loans	26,938	25,237
Consumer installment loans	28,382	32,220
All other loans	620	315

	$386,046	$355,779
Less: Allowance for loan losses	3,308	3,582

	$382,738	$352,197

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Balance, beginning	$3,582	$3,265	$2,867
Provision charged to operating expense	300	620	525
Recoveries added to the allowance	160	183	116
Loan losses charged to the allowance	(734)	(486)	(243)

Balance, ending	$3,308	$3,582	$3,265

Total loans past due ninety days or greater still accruing interest were $484,000, $294,000, and $64,000 at December 31, 2006, 2005 and 2004, respectively.

There were no impaired loans at December 31, 2006, 2005 or 2004.

Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 totaled $375,000 at December 31, 2005. If interest would have been accrued, such income would have been approximately $18,000 for 2005. There were no nonaccrual loans at December 31, 2004 or December 31, 2006..

NOTE 5. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)
Land	$3,997	$3,992
Buildings and improvements	12,860	12,075
Furniture and equipment	5,584	5,327

	$22,441	$21,394
Less accumulated depreciation	7,016	6,247

Bank premises and equipment, net	$15,425	$15,147

Depreciation expense on buildings and improvements was $355,000, $302,000, and $334,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense on furniture and equipment was $414,000, $389,000, and $380,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. The total minimum rental commitment at December 31, 2006 under these leases was due as follows:

December 31, 2006
(in thousands)
2007	$140
2008	141
2009	143
2010	111
2011	45
Thereafter	936

$1,516

The total building and equipment rental expense was $165,000, $148,000, and $157,000 in 2006, 2005 and 2004, respectively.

NOTE 6. Deposits

The composition of deposits at December 31, 2006 and 2005 was as follows:

	December 31
	2006	2005
	(in thousands)
Noninterest bearing demand deposits	$83,736	$90,862

Savings and interest bearing demand deposits:
NOW accounts	$72,760	$63,212
Money market accounts	41,744	51,593
Regular savings accounts	36,612	57,629

	$151,116	$172,434

Time deposits:
Balances of less than $100,000	$88,952	$63,197
Balances of $100,000 and more	73,646	46,655

	$162,598	$109,852

	$397,450	$373,148

Time deposits with balances of less than $100,000 include $10,000,000 in brokered certificates of deposit at December 31, 2006. The Company did not have any brokered certificates of deposit at December 31, 2005.

The outstanding balance of time deposits at December 31, 2006 was due as follows:

December 31, 2006
(in thousands)
2007	$150,574
2008	7,105
2009	3,795
2010	644
2011	460
Thereafter	20

$162,598

Deposit overdrafts reclassified as loans totaled $133,000 and $107,000 at December 31, 2006 and 2005, respectively.

NOTE 7. Borrowings

The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 14. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005
	(dollars in thousands)
Balance at year-end	$—	$2,573
Average balance during the year	3,838	4,731
Average interest rate during the year	5.35%	3.74%
Maximum month-end balance during the year	$8,907	$11,531
Gross lines of credit at year-end	22,000	22,000
Unused lines of credit at year-end	22,000	19,427

Securities sold under agreements to repurchase are borrowings in which the Bank obtains funds from certain customers by selling securities and simultaneously agreeing to repurchase the securities on the next business day at a given price which includes interest. The amount of borrowings through securities sold under agreements to repurchase is restricted by the amount of securities which are designated for these transactions. The following table summarizes information related to securities sold under agreement to repurchase for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005
	(dollars in thousands)
Balance at year-end	$5,366	$6,390
Average balance during the year	6,941	6,345
Average interest rate during the year	3.07%	2.71%
Maximum month-end balance during the year	$7,825	$9,612
Securities underlying the agreements at year-end:
Carrying value	9,374	11,790
Fair value	9,369	11,769

The Bank had a $101,800,000 line of credit with the Federal Home Loan Bank of Atlanta which was secured by $267,705,000 in qualified 1-4 family residential real estate and commercial real estate loans at December 31, 2006. The Company had $60,000,000 in advances outstanding at December 31, 2006; therefore, the unused line of credit totaled $41,800,000. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available to the Company.

The Company had $20,000,000 in short-term borrowings with the FHLB at December 31, 2006. The interest rates on the outstanding short-term advances at December 31, 2006 ranged from 5.12% to 5.29%. The weighted average interest rate on outstanding short-term advances at December 31, 2006 was 5.21%.

The Company had $40,000,000 in long-term borrowings with the FHLB at December 31, 2006, which matures as follows: $10,000,000 in 2007, $5,000,000 in 2008, $10,000,000 in 2009, $5,000,000 in 2011, and $10,000,000 in 2015. The interest rates on the outstanding long-term advances at December 31, 2006 ranged from 3.01% to 5.39%. The weighted average interest rate on outstanding long-term advances at December 31, 2006 was 3.83%.

NOTE 8. Income Taxes

The net deferred tax asset at December 31, 2006 and 2005 consisted of the following components:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,045	$1,129
Deferred compensation	124	106
Accrued postretirement benefits	114	68
Home equity origination costs	102	99
Securities available for sale	181	293
Nonaccrual interest	—	6
Other	80	52

	$1,646	$1,753

Deferred tax liabilities:
Property and equipment	$555	$604
Prepaid pension costs	133	246
Securities available for sale	—	—
Other	14	8

	$702	$858

Net deferred tax asset	$944	$895

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2006, 2005 and 2004 consisted of the following components:

	December 31,
	2006	2005	2004
	(in thousands)
Current tax expense	$2,653	$2,570	$2,034
Deferred tax provision (benefit)	(161)	(160)	(32)

	$2,492	$2,410	$2,002

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
	(in thousands)
Statutory federal corporate tax amount	$2,839	$2,727	$2,248
Tax-exempt interest income	(366)	(315)	(205)
Nontaxable life insurance income	—	—	(46)
Other	19	(2)	5

	$2,492	$2,410	$2,002

NOTE 9. Pension and Postretirement Benefit Plans

The Company has a funded noncontributory defined benefit pension plan that covers substantially all of its employees. The plan provides defined benefits based on years of service and final average salary. Effective December 31, 2006, the pension plan was amended so that no further benefits will accrue under the plan and no individuals may become participants after December 31, 2006.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement benefit plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, all of which were previously netted against the plan’s funded status in the Company’s consolidated balance sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS No. 158.

The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of net income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the Company’s consolidated net income during future periods.

	December 31, 2006
	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported
	(in thousands)
Prepaid pension asset	$694	$(302)	$392
Accrued postretirement benefit liability	205	130	335
Deferred income taxes	166	(147)	19
Accumulated other comprehensive income	—	(285)	(285)

The following amounts that have not been recognized in the net periodic benefit cost of the pension plan are included in other comprehensive income: unrecognized net actuarial loss of $302,000. The Company does not expect any of the net actuarial loss included in other comprehensive income to be recognized in the net periodic benefit cost of the pension plan during 2007.

The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan are included in other comprehensive income: unrecognized transition obligation of $10,000 and unrecognized net actuarial loss of $120,000. The transition obligation and net actuarial loss included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2007 is $3,000 and $9,000, respectively.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2006, 2005 and 2004 and a statement of the funded status at December 31, 2006, 2005 and 2004 for the pension and postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Pension Plan			Postretirement Benefits Plan
	2006	2005	2004	2006	2005	2004
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$4,083	$3,615	$3,080	$324	$265	$323
Service cost	366	350	271	—	—	—
Interest cost	243	215	199	18	15	20
Actuarial (gain) loss	100	79	303	15	58	(63)
Benefits paid	(238)	(176)	(238)	(16)	(14)	(15)
Curtailment gain	(1,379)	—	—	—	—	—

Benefit obligation, ending	$3,175	$4,083	$3,615	$341	$324	$265

Change in Plan Assets:
Fair value of plan assets, beginning	$2,889	$2,596	$2,402	$—	$—	$—
Actual return on plan assets	416	69	132	—	—	—
Employer contributions	500	400	300	16	14	15
Benefits paid	(238)	(176)	(238)	(16)	(14)	(15)

Fair value of plan assets, ending	$3,567	$2,889	$2,596	$—	$—	$—

Funded Status:
Funded status	$392	$(1,194)	$(1,019)	$(341)	$(324)	$(264)
Unrecognized net actuarial loss	—	1,865	1,742	—	113	58
Unrecognized transition obligation	—	—	—	—	13	15
Unrecognized prior service cost	—	34	46	—	—	—

Prepaid (accrued) benefits	$392	$705	$769	$(341)	$(198)	$(191)

Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$392	$705	$769	$—	$—	$—
Accrued benefit liability	—	—	—	(341)	(198)	(191)

	$392	$705	$769	$(341)	$(198)	$(191)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net loss	$302	$—	$—	$120	$—	$—
Net obligation at transition	—	—	—	10	—	—

	$302	$—	$—	$130	$—	$—

The accumulated benefit obligation for the pension plan was $3,175,000, $2,825,000 and $2,498,000 at December 31, 2006, 2005 and 2004, respectively. Due to the amendment of the pension plan, the accumulated benefit obligation and projected benefit obligation are equivalent at December 31, 2006.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the years ended December 31, 2006, 2005 and 2004:

	Pension Plan			Postretirement Benefits Plan
	2006	2005	2004	2006	2005	2004
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$366	$350	$271	$—	$—	$—
Interest cost	243	215	199	18	15	20
Expected return on plan assets	(229)	(206)	(190)	—	—	—
Amortization of prior service costs	34	12	12	—	—	—
Amortization of transition obligation	—	—	—	3	3	3
Amortization of net actuarial loss	97	93	78	8	3	9

Net periodic benefit cost	$511	$464	$370	$29	$21	$32

The total recognized net periodic benefit cost and other comprehensive income for the pension plan was $813,000, $464,000 and $370,000 during 2006, 2005 and 2004, respectively. The total recognized net periodic benefit cost and other comprehensive income for the postretirement benefits plan was $159,000, $21,000 and $32,000 during 2006, 2005 and 2004, respectively.

The benefit obligation for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.00% for all periods and rate of compensation increase of 5.00% for all periods.

The net periodic benefit cost for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.00% for 2006 and 2005, and 6.50% for 2004, expected long-term return on plan assets of 8.00% for all periods, and rate of compensation increase of 5.00% for all periods.

The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 6.00% for 2006, 5.75% for 2005, and 6.00% for 2004. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007 and 2008, 8.00% for 2009 and 2010, and 6.00% for 2011 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2006 would have increased by $17,000 and the net periodic benefit cost for 2006 would have increased by $1,000. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2006 would have decreased by $15,000 and the net periodic benefit cost for 2006 would have decreased by $1,000.

The following table provides the pension plan’s asset allocation as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Equity securities	64%	58%
Debt securities	34%	36%
Other	2%	6%

Total	100%	100%

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

The Company made contributions totaling $500,000 to the pension plan during 2006. This was less than the anticipated contribution amount of $1,000,000, as stated at December 31, 2005. Amending the plan was the primary factor for this difference. The Company estimates that it will make contributions totaling $100,000 during 2007.

Estimated future benefit payments at December 31, 2006, which reflect expected future service, as appropriate, were as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2007	$59	$31
2008	73	32
2009	100	33
2010	105	33
2011	117	33
2012 - 2016	852	154

NOTE 10. Stock-Based Compensation

Stock options granted prior to 2006 under the Company’s stock-based compensation plan were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” No stock-based compensation expense associated with the stock options was reflected in net income, as each stock option granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On December 30, 2005, the Company’s Board of Directors approved the acceleration of vesting of all unvested stock options outstanding, effective immediately. Except for the accelerated vesting, all other terms of the affected stock options remained unchanged. There were neither unvested stock options outstanding at December 31, 2006 nor stock options granted during 2006 that must be accounted under Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) “Share-Based Payment.” The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to its stock-based compensation plan for the years ended December 31, 2005, and 2004.

	2005	2004
Net income, as reported	$5,612	$4,610
Total stock-based compensation expense based on fair value of all awards, net of taxes	102	29

Pro forma net income	$5,510	$4,581

Earnings per share:
Basic—as reported	$1.84	$1.53
Basic—pro forma	1.81	1.52
Diluted—as reported	1.84	1.53
Diluted—pro forma	1.81	1.52

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

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during 2004: dividend rate of 0.80%, risk-free interest rate of 4.21%, expected volatility of 20.64%, and expected life of 10 years. The following table summarizes options outstanding at December 31, 2006:

	2006			2005		2004
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	26,000	$21.59		26,000	$21.59	13,000	$21.63
Granted	—	—		—	—	13,000	21.55
Exercised	—	—		—	—	—	—
Forfeited	—	—		—	—	—	—

Outstanding, end of year	26,000	$21.59	$219,000	26,000	$21.59	26,000	$21.59

Exercisable, end of year	26,000	$21.59	$219,000	26,000	$21.59	4,332	$21.63
Weighted average fair value of options granted during the year		$—			$—		$7.75

The aggregate intrinsic value in the table is equal to the amount that would have been received by the option holders had all options been exercised on December 31, 2006. It is derived from the amount by which the current market value of the underlying stock exceeds the exercise price of the option. This amount fluctuates in relation to the market value of the Company’s stock.

The following table summarizes options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 21.63	13,000	6.75	$21.63	13,000	$21.63
21.55	13,000	7.75	21.55	13,000	21.55

$ 21.55 - 21.63	26,000	7.25	$21.59	26,000	$21.59

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. Prior to 2006, executive officers were only granted restricted shares which vest over a three year service period. The following table presents the activity for Restricted Stock for the year ended December 31, 2006:

	2006
	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	5,760	$21.58
Granted	11,010	28.81
Vested	(7,440)	26.14
Forfeited	—	—

Nonvested, end of year	9,330	$26.47

The Company recognizes compensation expense over the restricted period. Compensation expense was $254,000, $184,000 and $85,000 during 2006, 2005 and 2004, respectively. The total grant date fair value of Restricted Stock which vested was $195,000 for the year ended December 31, 2006. Unrecognized compensation cost related to unvested Restricted Stock was $113,000 at December 31, 2006. This amount is expected to be recognized over a weighted average period of 1.7 years.

NOTE 11. Employee Benefits

The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2006, 2005 or 2004.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. Contributions under the plan amounted to $130,000 in 2006, $120,000 in 2005, and $123,000 in 2004. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $24,000 for 2006, $2,000 for 2005, and $4,000 for 2004. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2006 and 2005, the amount of daily average required balances were approximately $904,000 and $920,000, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250,000 at December 31, 2006 and 2005.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

NOTE 13. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. Loans are granted on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. The aggregate balance of loans to directors, principal officers and their related parties was $5,647,000 and $2,156,000 at December 31, 2006 and 2005, respectively. These balances reflect total principal additions of $6,045,000 and total principal payments of $2,378,818 during 2006. Deposits are accepted on the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers. The aggregate balance of deposits from directors, principal officers and their related parties was $9,283,000 and $5,622,000 at December 31, 2006 and 2005, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject at December 31, 2006 and 2005.

At December 31, 2006, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2006 and 2005:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2006:
Total Capital to Risk Weighted Assets
Consolidated	$51,702	13.30%	$31,092	8.00%	N/A
Bank of Clarke County	$47,832	12.35%	$30,977	8.00%	$38,721	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$48,394	12.45%	$15,546	4.00%	N/A
Bank of Clarke County	$44,524	11.50%	$15,488	4.00%	$23,232	6.00%
Tier 1 Capital to Average Assets
Consolidated	$48,394	9.59%	$20,183	4.00%	N/A
Bank of Clarke County	$44,524	8.89%	$20,031	4.00%	$25,039	5.00%

December 31, 2005:
Total Capital to Risk Weighted Assets
Consolidated	$46,922	13.44%	$27,931	8.00%	N/A
Bank of Clarke County	$43,041	12.39%	$27,798	8.00%	$34,747	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$43,340	12.41%	$13,966	4.00%	N/A
Bank of Clarke County	$39,459	11.36%	$13,899	4.00%	$20,848	6.00%
Tier 1 Capital to Average Assets
Consolidated	$43,340	9.40%	$18,438	4.00%	N/A
Bank of Clarke County	$39,459	8.63%	$18,296	4.00%	$22,870	5.00%

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

At December 31, 2006, the Bank’s retained earnings available for the payment of dividends to the Company was $13,251,000. Accordingly, $30,753,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2006. Funds available for loans or advances by the Bank to the Company amounted to $1,146,000 at December 31, 2006.

NOTE 16. Dividend Investment Plan

The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at 95% of its fair market value on each dividend record date.

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

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2006	2005
Commitments to extend credit	$9,584,000	$6,626,000
Unfunded commitments under lines of credit	88,381,000	94,326,000
Commercial and standby letters of credit	5,056,000	4,022,000

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2006, none of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2006 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $371,000.

NOTE 18. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the Trust), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The Trust issued $217,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest. The interest rate at December 31, 2006 was 8.827%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

The trust preferred securities may be included in Tier I capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier I capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier I capital, if any, may be included in Tier 2 capital. The total amount ($7,000,000) of trust preferred securities issued by the Trust was included in the Company’s Tier I capital at December 31, 2006.

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

NOTE 19. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2006 and 2005 are summarized as follows:

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,728	$7,268	$7,468	$7,745
Net interest income after provision for loan losses	4,298	4,456	4,237	4,213
Noninterest income	1,294	1,343	1,397	1,413
Noninterest expenses	3,422	3,529	3,692	3,658
Income before income taxes	2,170	2,270	1,942	1,968
Net income	1,503	1,596	1,393	1,366
Net income per common share, basic	0.49	0.52	0.45	0.45
Net income per common share, diluted	0.49	0.52	0.45	0.44
Dividends per common share	0.14	0.15	0.15	0.16

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$5,428	$5,754	$6,092	$6,530
Net interest income after provision for loan losses	4,005	4,023	4,071	4,202
Noninterest income	1,148	1,348	1,371	1,299
Noninterest expenses	3,208	3,267	3,449	3,521
Income before income taxes	1,945	2,104	1,993	1,980
Net income	1,348	1,462	1,400	1,402
Net income per common share, basic	0.44	0.48	0.46	0.46
Net income per common share, diluted	0.44	0.48	0.46	0.46
Dividends per common share	0.11	0.12	0.13	0.14

NOTE 20. Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

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

Off-balance-sheet financial instruments: The fair value of commitments to extend credit was estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the credit worthiness of the counterparties. The fair value of fixed rate loan commitments also considered the difference between current interest rates and the committed interest rates. The fair value of standby letters of credit was estimated using the fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties. At December 31, 2006 and 2005, the fair value of loan commitments and standby letters of credit was considered immaterial.

The carrying amount and fair value of the Company’s financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and short-term investments	$15,962	$15,962	$10,041	$10,041
Securities	91,624	91,438	82,693	82,520
Loans, net	382,738	382,970	352,197	351,866
Accrued interest receivable	2,290	2,290	1,935	1,935

Financial liabilities:
Deposits	$397,450	$397,520	$373,148	$372,707
Federal funds purchased and securities sold under agreements to repurchase	5,366	5,366	8,963	8,963
Federal Home Loan Bank advances	60,000	60,812	40,000	38,809
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	677	677	404	404

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

NOTE 21. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2006 and 2005

(dollars in thousands)

	2006	2005
Assets
Cash held in subsidiary bank	$195	$350
Securities available for sale	3,272	3,083
Loans	—	—
Investment in subsidiaries, at cost, plus undistributed net income	44,047	39,087
Investment in limited partnership	38	76
Other assets	612	625

Total assets	$48,164	$43,221

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217	$7,217
Other Liabilities	10	9

Total liabilities	$7,227	$7,226

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	7,712	7,642
Surplus	6,299	5,369
Retained earnings	27,563	23,554
Accumulated other comprehensive income	(637)	(570)

Total shareholders’ equity	$40,937	$35,995

Total liabilities and shareholders’ equity	$48,164	$43,221

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands)

	2006	2005	2004
Income
Dividends from subsidiary bank	$1,200	$1,200	$1,250
Interest on loans	—	1	3
Interest and dividends on securities available for sale	151	155	165
(Loss) on equity investments	(10)	(13)	(11)
Gain on sale of securities	—	11	12
Other income	27	10	17

Total income	$1,368	$1,364	$1,436

Expenses
Interest expense on borrowings	$606	$479	$351
Other operating expenses	170	152	149

Total expenses	$776	$631	$500

Income before income tax (benefit) and equity in undistributed net income of subsidiary bank	$592	$733	$936

Income Tax (Benefit)	(246)	(191)	(131)

Income before equity in undistributed net income of subsidiary bank	$838	$924	$1,067

Equity in Undistributed Net Income of Subsidiary Bank	5,020	4,688	3,543

Net income	$5,858	$5,612	$4,610

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands)

	2006	2005	2004
Cash Flows from Operating Activities
Net Income	$5,858	$5,612	$4,610
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	71	68	70
Loss on equity investment	10	13	11
Premium amortization (discount accretion) on securities	(1)	(1)	1
(Gain) on securities	—	(11)	(12)
Undistributed earnings of subsidiary bank	(5,020)	(4,688)	(3,543)
Changes in assets and liabilities:
(Increase) decrease in other assets	(20)	7	(273)
Increase in other liabilities	6	4	7

Net cash provided by operating activities	$904	$1,004	$871

Cash Flows from Investing Activities
Purchase of securities available for sale	$(200)	$(835)	$(634)
Proceeds from maturities of securities available for sale	—	609	457
Net decrease in loans	—	41	16

Net cash (used in) investing activities	$(200)	$(185)	$(161)

Cash Flows from Financing Activities
Cash dividends paid	$(1,258)	$(970)	$(807)
Proceeds from issuance of common stock, employee benefit plan	145	98	21
Stock-based compensation expense	254	184	124

Net cash (used in) financing activities	$(859)	$(688)	$(662)

Increase (decrease) in cash	$(155)	$131	$48
Cash
Beginning	$350	$219	$171

Ending	$195	$350	$219

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s report on internal control over financial reporting and the attestation report of the Registered Public Accounting Firm for the year ended December 31, 2006 are included in Item 8 of the annual report on Form 10-K.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8 of this report and incorporated by reference into this Item.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PA RT III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 16, 2007.

Item 11. Executive Compensation

The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 16, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 16, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 16, 2007.

Item 14. Principal Accounting Fees and Services

The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting of Shareholders to be held May 16, 2007.

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

(a)(3) Exhibits

The following exhibits, as applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.5	Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.6	Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.7	Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.8	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.9	Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.10	Employment Agreement of Jeffrey S. Boppe (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 22, 2007).*

21.1	Subsidiaries of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

23.2	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2007.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2007.

Signature	Title

/s/ JOHN R. MILLESON John R. Milleson	President, Chief Executive Officer, and Director (principal executive officer)

/s/ JAMES W. MCCARTY, JR. James W. McCarty, Jr.	Vice President, Chief Financial Officer, and Secretary-Treasurer (principal financial and accounting officer)

/s/ THOMAS T. GILPIN Thomas T. Gilpin	Chairman of the Board and Director

/s/ LEWIS M. EWING Lewis M. Ewing	Vice Chairman of the Board and Director

/s/ THOMAS T. BYRD Thomas T. Byrd	Director

/s/ MARY BRUCE GLAIZE Mary Bruce Glaize	Director

/s/ DOUGLAS C. RINKER Douglas C. Rinker	Director

/s/ ROBERT W. SMALLEY, JR. Robert W. Smalley, Jr.	Director

/s/ JOHN D. STOKELY, JR. John D. Stokely, Jr.	Director

/s/ JAMES T. VICKERS James T. Vickers	Director

/s/ RANDALL G. VINSON Randall G. Vinson	Director

/s/ JAMES R. WILKINS, JR James R. Wilkins, Jr.	Director