Form 10-Q
period 2007-03-31
EAGLE FINANCIAL SERVICES INC
filed 2007-05-10
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 1, 2007 was 3,109,232.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$9,329	$11,079
Federal funds sold	9,136	4,883
Securites available for sale, at fair value	59,835	63,407
Securities held to maturity (fair value: 2007, $27,688; 2006, $28,031)	27,986	28,217
Loans, net of allowance for loan losses of $3,310 in 2007 and $3,308 in 2006	381,082	382,738
Bank premises and equipment, net	15,803	15,425
Other assets	6,849	7,247

Total assets	$510,020	$512,996

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$83,379	$83,736
Savings and interest bearing demand deposits	155,799	151,116
Time deposits	163,016	162,598

Total deposits	$402,194	$397,450
Federal funds purchased and securities sold under agreements to repurchase	6,247	5,366
Federal Home Loan Bank advances	50,000	60,000
Trust preferred capital notes	7,217	7,217
Other liabilities	2,326	2,026
Commitments and contingent liabilities	—	—

Total liabilities	$467,984	$472,059

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 5,000,000 shares; issued 2007, 3,109,232; issued 2006, 3,093,886 shares	7,739	7,712
Surplus	6,550	6,299
Retained earnings	28,285	27,563
Accumulated other comprehensive income	(538)	(637)

Total shareholders’ equity	$42,036	$40,937

Total liabilities and shareholders’ equity	$510,020	$512,996

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest and Dividend Income
Interest and fees on loans	$6,704	$5,854
Interest on federal funds sold	43	7
Interest on securities held to maturity:
Taxable interest income	10	15
Interest income exempt from federal income taxes	251	225
Interest and dividends on securities available for sale:
Taxable interest income	601	556
Interest income exempt from federal income taxes	29	28
Dividends	66	41
Interest on deposits in banks	2	2

Total interest and dividend income	$7,706	$6,728

Interest Expense
Interest on deposits	2,778	1,666
Interest on federal funds purchased and securities sold under agreements to repurchase	46	105
Interest on Federal Home Loan Bank advances	572	444
Interest on trust preferred capital notes	154	140

Total interest expense	$3,550	$2,355

Net interest income	$4,156	$4,373
Provision For Loan Losses	75	75

Net interest income after provision for loan losses	$4,081	$4,298

Noninterest Income
Trust department income	$268	$218
Service charges on deposit accounts	520	470
Other service charges and fees	534	544
Securities gains	—	—
Other operating income	21	62

Total noninterest income	$1,343	$1,294

Noninterest Expenses
Salaries and employee benefits	$2,263	$1,989
Occupancy expenses	280	233
Equipment expenses	160	173
Advertising and marketing expenses	100	107
Stationery and supplies	73	103
ATM network fees	115	72
Other operating expenses	717	745

Total noninterest expenses	$3,708	$3,422

Income before income taxes	$1,716	$2,170
Income Tax Expense	498	667

Net income	$1,218	$1,503

Earnings Per Share
Net income per common share, basic	$0.39	$0.49

Net income per common share, diluted	$0.39	$0.49

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2005	$7,642	$5,369	$23,554	$(570)		$35,995
Comprehensive income:
Net income			1,503		$1,503	1,503
Other comprehensive loss:
Unrealized holding losses arising during the period, net of deferred income taxes of $48				(92)	(92)	(92)

Total comprehensive income					$1,411

Issuance of common stock, employee benefit plan (5,946 shares)	15	129				144
Issuance of restricted stock, stock incentive plan (7,410 shares)	19	187				206
Unearned compensation on restricted stock		(206)				(206)
Amortization of unearned compensation, restricted stock awards		38				38
Issuance of common stock, dividend investment plan (5,308 shares)	13	132				145
Dividends declared ($0.14 per share)			(431)			(431)

Balance, March 31, 2006	$7,689	$5,649	$24,626	$(662)		$37,302

Balance, December 31, 2006	$7,712	$6,299	$27,563	$(637)		$40,937
Comprehensive income:
Net income			1,218.00		$1,218	1,218
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $51				99	99	99

Total comprehensive income					$1,317

Issuance of common stock, employee benefit plan (3,635 shares)	9	91				100
Issuance of restricted stock, stock incentive plan (2,101 shares)	5	(5)				—
Stock-based compensation expense		34				34
Issuance of common stock, dividend investment plan (5,250 shares)	13	131				144
Dividends declared ($0.16 per share)			(496)			(496)

Balance, March 31, 2007	$7,739	$6,550	$28,285	$(538)		$42,036

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$1,218	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	181	174
Amortization of intangible and other assets	62	51
Loss on equity investment	2	4
Provision for loan losses	75	75
Accrual of restricted stock awards	34	38
Premium amortization on securities, net	6	12
Changes in assets and liabilities:
Decrease in other assets	284	56
Increase in other liabilities	300	328

Net cash provided by operating activities	$2,162	$2,241

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$230	$378
Proceeds from maturities and principal payments of securities available for sale	3,716	1,967
Purchases of securities held to maturity	—	(1,561)
Purchases of securities available for sale	—	(6,435)
Purchases of bank premises and equipment	(558)	(532)
Net (increase) decrease in loans	1,581	(5,508)

Net cash provided by (used in) investing activities	$4,969	$(11,691)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, money market and savings accounts	$4,326	$(21,082)
Net increase in certificates of deposit	417	20,431
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	881	(801)
Net (decrease) increase in Federal Home Loan Bank advances	(10,000)	12,000
Issuance of common stock, employee benefit plan	100	144
Cash dividends paid	(352)	(285)

Net cash provided by (used in ) financing activities	$(4,628)	$10,407

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Three Months Ended March 31,
	2007	2006
Increase in cash and cash equivalents	$2,503	$957

Cash and Cash Equivalents
Beginning	11,079	10,041

Ending	$13,582	$10,998

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,520	$2,293

Income taxes	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized gain (loss) on securities available for sale	$150	$(140)

Issuance of common stock, dividend investment plan	$143	$144

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2007

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2007 and December 31, 2006, the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

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

NOTE 2. Stock-Based Compensation Plan

During 2003, the Company’s shareholders approved a stock incentive plan which allows key employees and directors to increase their personal financial interest in the Company. This plan permits the issuance of incentive stock options and non-qualified stock options and the award of stock appreciation rights, common stock, restricted stock, and phantom stock. The plan authorizes the issuance of up to 300,000 shares of common stock.

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. Prior to 2006, executive officers were only granted restricted shares which vest over a three year service period. The following table presents Restricted Stock activity for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	9,330	$26.47	5,760	$21.58
Granted	6,830	30.00	7,410	27.75
Vested	(2,101)	27.75	—	—
Forfeited	(369)	27.75	—	—

Nonvested, end of period	13,690	$28.00	13,170	$25.05

The Company recognizes compensation expense over the restricted period. Compensation expense was $38,000 and $34,000 during the three months ended March 31, 2007 and 2006, respectively.

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2007 and 2006 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended March 31,
	2007	2006
Average number of common shares outstanding	3,089,276	3,069,066
Effect of dilutive common stock	12,850	7,301

Average number of common shares outstanding used to calculate diluted earnings per share	3,102,126	3,076,367

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2007 and December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	March 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$33,130	$41	$(296)	$32,875
Mortgage-backed securities	19,026	50	(222)	18,854
Obligations of states and political subdivisions	2,797	17	(14)	2,800
Corporate securities	1,706	40	—	1,746
Restricted stock	3,560	—	—	3,560

	$60,219	$148	$(532)	$59,835

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$35,373	$38	$(395)	$35,016
Mortgage-backed securities	20,043	40	(268)	19,815
Obligations of states and political subdivisions	2,796	20	(13)	2,803
Corporate securities	1,708	45	—	1,753
Restricted stock	4,020	—	—	4,020

	$63,940	$143	$(676)	$63,407

There were no sales of securities available for sale during the first three months of 2006 and 2007.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2007 and December 31, 2006 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	March 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$997	$3	$28,288	$293	$29,285	$296
Mortgage-backed securities	—	—	11,826	222	11,826	222
Obligations of states and political subdivisions	205	—	1,455	14	1,660	14

	$1,202	$3	$41,569	$529	$42,771	$532

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$999	$1	$28,681	$394	$29,680	$395
Mortgage-backed securities	1,734	10	11,748	258	13,482	268
Obligations of states and political subdivisions	199	1	831	12	1,030	13

	$2,932	$12	$41,260	$664	$44,192	$676

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At March 31, 2007, the gross unrealized losses on securities available for sale totaling $532,000 included sixty-five debt securities. At December 31, 2006, the gross unrealized losses on securities available for sale totaling $676,000 included sixty-six debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other-than-temporary.

Amortized costs and fair values of securities held to maturity at March 31, 2007 and December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

	March 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$500	$—	$(2)	$498
Mortgage-backed securities	353	—	(8)	345
Obligations of states and political subdivisions	27,133	24	(312)	26,845

	$27,986	$24	$(322)	$27,688

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$500	$—	$(5)	$495
Mortgage-backed securities	379	—	(9)	370
Obligations of states and political subdivisions	27,338	43	(215)	27,166

	$28,217	$43	$(229)	$28,031

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2007 and December 31, 2006 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

	March 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$498	$2	$498	$2
Mortgage-backed securities	—	—	345	8	345	8
Obligations of states and political subdivisions	6,296	40	16,447	272	22,743	312

	$6,296	$40	$17,290	$282	$23,586	$322

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$495	$5	$495	$5
Mortgage-backed securities	—	—	370	9	370	9
Obligations of states and political subdivisions	8,451	37	11,257	178	19,708	215

	$8,451	$37	$12,122	$192	$20,573	$229

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At March 31, 2007, the gross unrealized losses on securities held to maturity totaling $322,000 included seventy-six debt securities. At December 31, 2006, the gross unrealized losses on securities held to maturity totaling $229,000 included sixty-five debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other-than-temporary.

NOTE 5. Loans

The composition of loans at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$44,550	$46,477
Secured by farmland	6,800	6,859
Secured by 1-4 family residential properties	174,747	173,839
Other real estate loans	104,334	101,525
Loans to farmers	1,072	1,406
Commercial and industrial loans	25,297	26,938
Consumer installment loans	26,616	28,382
All other loans	976	620

	$384,392	$386,046
Less: Allowance for loan losses	3,310	3,308

	$381,082	$382,738

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006 were as follows:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
	(in thousands)
Balance, beginning	$3,308	$3,582	$3,582
Provision charged to operating expense	75	300	75
Recoveries added to the allowance	40	160	36
Loan losses charged to the allowance	(113)	(734)	(53)

Balance, ending	$3,310	$3,308	$3,640

Total loans past due ninety days or greater still accruing interest were $25,000 and $484,000 at March 31, 2007 and December 31, 2006, respectively. There were no impaired loans at March 31, 2006 or December 31, 2006. There were no nonaccrual loans at March 31, 2007 or December 31, 2006.

NOTE 7. Deposits

The composition of deposits at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006
	(in thousands)
Noninterest bearing demand deposits	$83,379	$83,736

Savings and interest bearing demand deposits:
NOW accounts	$78,291	$72,760
Money market accounts	41,733	41,744
Regular savings accounts	35,775	36,612

	$155,799	$151,116

Time deposits:
Balances of less than $100,000	$92,535	$88,952
Balances of $100,000 and more	70,481	73,646

	$163,016	$162,598

	$402,194	$397,450

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three months ended March 31, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$91	$—	$—
Interest cost	49	61	5	4
Expected return on plan assets	(44)	(57)	—	—
Amortization of prior service costs	—	3	—	—
Amortization of transition obligation	—	—	1	1
Amortization of net actuarial loss	46	24	2	2

Net periodic benefit cost	$51	$122	$8	$7

Note 9 to the consolidated financial statements in the 2006 Form 10-K stated that the Company would contribute $100,000 to its pension plan during 2007. The Company did not make any contributions during the first three months of 2007.

NOTE 9. Trust Preferred Capital Notes

On May 23, 2002, Eagle Financial Statutory Trust I (the “Trust”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 26, 2002, $7,000,000 of trust preferred securities were issued through a pooled underwriting totaling approximately $554 million. The Trust issued $217,000 in common equity to the Company. The securities have a LIBOR-indexed floating rate of interest. The interest rate at March 31, 2007 was 8.80%. The securities have a mandatory redemption date of June 26, 2032, and are subject to varying call provisions beginning June 26, 2007. The principal asset of the Trust is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities.

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

NOTE 10. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may change current practice for some entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is evaluating the impact this statement may have on its consolidated financial statements but does not intend to adopt early.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2006 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2007, the Company had total assets of $510,020,000, net loans of $381,082,000, total deposits of $402,194,000 and shareholders’ equity of $42,036,000. The Company’s net income was $1,218,000 for the three months ended March 31, 2007.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2006 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first three months of 2007 was $1,218,000, a decrease of $285,000 or 19.0% as compared to net income for the first three months of 2006 of $1,503,000. Earnings per share, basic and diluted, were $0.39 and $0.49 for the first three months of 2007 and 2006, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first three months of 2007 and 2006 was 0.96% and 1.27%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first three months of 2007 and 2006 was 11.80% and 16.44%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $4,156,000 and $4,373,000 for the first three months of 2007 and 2006, respectively, which represents a decrease of $217,000 or 5.0%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $7,706,000 and $6,728,000 for the first three months of 2007 and 2006, respectively, which represents an increase of $978,000 or 14.5%. Total interest expense was $3,550,000 and $2,355,000 for the first three months of 2007 and 2006, respectively, which represents an increase of $1,195,000 or 50.7%.

The net interest margin was 3.61% and 4.07% for the first three months of 2007 and 2006, respectively. The decrease of 46 basis points in the net interest margin was due to a greater increase in the average rate on interest-bearing liabilities than the tax-equivalent yield on average earning assets. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2007 and 2006. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
GAAP Financial Measurements:
Interest Income—Loans	$6,704	$5,854
Interest Income—Securities and Other Interest-Earnings Assets	1,002	874
Interest Expense—Deposits	2,778	1,666
Interest Expense—Other Borrowings	772	689

Total Net Interest Income	$4,156	$4,373

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income—Loans	$18	$16
Add: Tax Benefit on Tax-Exempt Interest Income—Securities	144	130

Total Tax Benefit on Tax-Exempt Interest Income	$162	$146

Tax-Equivalent Net Interest Income	$4,318	$4,519

The tax-equivalent yield on earning assets increased 38 basis points from 6.20% to 6.58% for the first three months of 2007 and 2006, respectively. The tax-equivalent yield on securities increased 22 basis points from 4.68% to 4.90% for the first three months of 2006 and 2007, respectively. The tax-equivalent yield on loans increased 44 basis points from 6.56% to 7.00% for the first three months of 2006 and 2007, respectively. This reflects the repricing of variable rate loans which are indexed to Prime. The average rate on interest bearing liabilities increased 100 basis points from 2.70% to 3.70% for the first three months of 2006 and 2007, respectively. These changes were caused primarily by deposit pricing and product mix. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. With regard to interest-bearing deposits, the Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $75,000 for the first three months of 2007 and 2006, respectively. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio.

Noninterest Income

Total noninterest income for the first three months of 2007 and 2006 was $1,343,000 and $1,294,000, respectively, which represents an increase of $49,000 or 3.8%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during the first three months of 2007 and 2006.

Trust department income increased $50,000 or 22.9% from $218,000 for the first three months of 2006 to $268,000 for the first three months of 2007. The amount of trust department income is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $50,000 or 10.6% from $470,000 to $520,000 for the first three months of 2006 and 2007, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network, and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees decreased $10,000 or 1.8% from $544,000 for the first three months of 2006 to $534,000 for the first three months of 2007. The decrease in 2007, as compared to 2006, can be attributed to a decrease in fees generated from the Bank’s credit card program. The amount of fees from the Bank’s credit card program decreased $33,000 or 31.4% from $105,000 to $72,000 for the first three months of 2006 and 2007, respectively. Commissions received from the sale of non-deposit investment products through Eagle Investment Services, fees received from the origination of mortgage loans for the secondary market, and fees generated from the Bank’s ATM/debit card programs increased during the first three months of 2007. The amount of commissions received from the sale of non-deposit investment products increased $11,000 or 7.5% from $147,000 to $158,000 for the first three months of 2006 and 2007, respectively. This increase was realized through both the development of new customers and providing additional products to existing customers. The mortgage origination premiums increased $4,000 or 5.8% from $69,000 to $73,000 for the first three months of 2006 and 2007, respectively. The amount of fees generated from the Bank’s ATM/debit card programs increased $3,000 or 1.8% from $164,000 to $167,000 for the first three months of 2006 and 2007, respectively.

Other operating income decreased $41,000 or 66.1% from $62,000 to $21,000 for the first three months of 2006 and 2007, respectively.

Noninterest Expenses

Total noninterest expenses increased $286,000 or 8.4% from $3,422,000 to $3,708,000 for the first three months of 2006 and 2007, respectively. The efficiency ratio of the Company was 65.49% for the three months ended March 31, 2007 and 58.86% for the three months ended March 31, 2006. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.00% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $274,000 or 13.8% from $1,989,000 for the first three months of 2006 to $2,263,000 for the first three months of 2007. This increase can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses increased $47,000 or 20.2% from $233,000 to $280,000 for the first three months of 2007 and 2006, respectively.

Equipment expenses decreased $13,000 or 7.5% from $173,000 to $160,000 for the first three months of 2006 and 2007, respectively.

Advertising and marketing expenses decreased $7,000 or 6.5% from $107,000 to $100,000 for the first three months of 2006 and 2007, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses decreased $28,000 or 3.8% from $745,000 to $717,000 for the first three months of 2006 and 2007, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $498,000 and $667,000 for the first three months of 2007 and 2006, respectively. The decrease in income tax expense can be attributed to decreased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 29.02% and 30.74% for the first three months of 2007 and 2006, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $87,821,000 at March 31, 2007 as compared to $91,624,000 at December 31, 2006. This represents a decrease of $3,803,000 or 4.2%. The Company did not have any securities purchases during the first three months of 2007. The Company had total maturities and principal repayments of $3,946,000 during the first three months of 2007. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2007. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2007 and December 31, 2006.

The Company had $27,986,000 and $28,217,000 in securities classified as held to maturity at March 31, 2007 and December 31, 2006, respectively. The Company had $59,835,000 and $63,407,000 in securities classified as available for sale at March 31, 2007 and December 31, 2006, respectively. The Company had an unrealized loss on available for sale securities of $384,000 at March 31, 2007 as compared to an unrealized loss of $533,000 at December 31, 2006.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $384,392,000 and $386,046,000 at March 31, 2007 and December 31, 2006, respectively. This represents a decrease of $1,654,000 or 0.4% for the first three months of 2007. The ratio of loans to deposits decreased during the first quarter of 2007 from 97.13% at December 31, 2006 to 95.57% at March 31, 2007. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2007 and December 31, 2006.

Loans secured by real estate were $330,431,000 or 86.0% and $328,700,000 or 85.2% of total loans at March 31, 2007 and December 31, 2006, respectively. This represents an increase of $1,731,000 or 0.5% during the first three months of 2007. These loans are well-secured and based on conservative appraisals in a stable market. Generally, the Company does not make real estate loans outside its primary market area. Consumer installment loans were $26,616,000 or 6.9% and $28,382,000 or 7.4% of total loans at March 31, 2007 and December 31, 2006, respectively. This represents a decrease of $1,766,000 or 6.2% during the first three months of 2007. This type of loan is primarily comprised of vehicle loans which have been difficult to increase due to manufacturer financing options and customers using alternative financing such as home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $25,297,000 or 6.6% and $26,938,000 or 7.0% of total loans at March 31, 2007 and December 31, 2006, respectively. This represents a decrease of $1,641,000 or 6.1% for the first three months of 2007.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006. Charged-off loans were $113,000 and $53,000 for the three months ended March 31, 2007 and 2006, respectively. Recoveries were $40,000 and $36,000 for the three months ended March 31, 2007 and 2006, respectively. This resulted in net charge-offs of $73,000 and $17,000 for the three months ended March 31, 2007 and 2006, respectively. The allowance for loan losses as a percentage of loans was 0.86% at March 31, 2007 and 0.86% at December 31, 2006. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). There were no nonaccrual loans at March 31, 2007 and December 31, 2006, respectively. Other real estate owned was $215,000 at March 31, 2007 and December 31, 2006, respectively. The percentage of nonperforming assets to loans and other real estate owned was 0.06% at March 31, 2007 and December 31, 2006, respectively. Total loans past due 90 days or more and still accruing interest were $25,000 or 0.01% and $484,000 or 0.13% of total loans at March 31, 2007 and December 31, 2006, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $13,711,000 and $9,816,000 at March 31, 2007 and December 31, 2006, respectively. This represents an increase of $3,895,000 or 40.0% during the first three months of 2007. At March 31, 2007, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $883,000 in specific allocations for these loans.

Deposits

Total deposits were $402,194,000 and $397,450,000 at March 31, 2007 and December 31, 2006, respectively. This represents an increase of $4,744,000 or 1.2% during the first three months of 2007. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2007 and December 31, 2006.

Noninterest-bearing demand deposits, which are comprised of checking accounts, decreased $357,000 or 0.4% from $83,736,000 at December 31, 2006 to $83,379,000 at March 31, 2007. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, increased $4,683,000 or 3.1% from $151,116,000 at December 31, 2006 to $155,799,000 at March 31, 2007. Time deposits increased $418,000 or 0.3% from $162,598,000 at December 31, 2006 to $163,016,000 at March 31, 2007. This is comprised of a decrease in time deposits of $100,000 and more of $3,165,000 or 4.3% and an increase in time deposits of less than $100,000 of $3,583,000 or 4.0%. Certificates of deposit of less than $100,000 also include brokered certificates of deposit. Brokered certificates of deposit increased $5,531,000 or 55.3% from $10,000,000 at December 31, 2006 to $15,531,000 at March 31, 2007.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $316,182,000 or 78.6% and $313,804,000 or 79.0% of total deposits at March 31, 2007 and December 31, 2006, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2007 was $42,036,000, reflecting a percentage of total assets of 8.24%, as compared to $40,937,000 and 7.98% at December 31, 2006. Shareholders’ equity per share increased $0.29 or 2.2% to $13.52 per share at March 31, 2007 from $13.23 per share at December 31, 2006. During the first quarter of 2007, the Company paid a dividend of $0.16 per share as compared to $0.14 per share for the same period of 2006. Total dividends paid during 2006 were $0.60 per share. The Company has a Dividend Investment Plan that permits the reinvestment of dividends of participating shareholders in Company common stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2002, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 12.80% at March 31, 2007 as compared to 12.45% at December 31, 2006. The Company’s total risk-based capital ratio was 13.66% at March 31, 2007 as compared to 13.30% at December 31, 2006. The Company’s Tier 1 capital to average total assets ratio was 9.75% at March 31, 2007 as compared to 9.59% at December 31, 2006. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2007, liquid assets totaled $164,500,000 as compared to $168,641,000 at December 31, 2006. These amounts represent 35.2% and 35.7% of total liabilities at March 31, 2007 and December 31, 2006, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2006 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description
10.1	Employment Agreement of Jeffrey S. Boppe (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 22, 2007).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May, 2007.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr.
Vice President, Chief Financial Officer
and Secretary-Treasurer