Form 10-Q
period 2007-06-30
EAGLE FINANCIAL SERVICES INC
filed 2007-08-09
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 1, 2007 was 3,118,601.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$10,207	$11,079
Federal funds sold	1,024	4,883
Securities available for sale, at fair value	58,975	63,407
Securities held to maturity (fair value: 2007, $27,922; 2006, $28,031)	28,727	28,217
Loans, net of allowance for loan losses of $3,262 in 2007 and $3,308 in 2006	379,109	382,738
Bank premises and equipment, net	16,536	15,425
Other assets	7,109	7,247

Total assets	$501,687	$512,996

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$85,025	$83,736
Savings and interest bearing demand deposits	153,064	151,116
Time deposits	155,609	162,598

Total deposits	$393,698	$397,450
Federal funds purchased and securities sold under agreements to repurchase	5,781	5,366
Federal Home Loan Bank advances	50,000	60,000
Trust preferred capital notes	7,217	7,217
Other liabilities	2,081	2,026
Commitments and contingent liabilities	—	—

Total liabilities	$458,777	$472,059

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 5,000,000 shares; issued 2007, 3,114,601; issued 2006, 3,093,886 shares	7,752	7,712
Surplus	6,724	6,299
Retained earnings	29,314	27,563
Accumulated other comprehensive loss	(880)	(637)

Total shareholders’ equity	$42,910	$40,937

Total liabilities and shareholders’ equity	$501,687	$512,996

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and Dividend Income
Interest and fees on loans	$6,818	$6,324	$13,522	$12,178
Interest on federal funds sold	35	7	78	14
Interest on securities held to maturity:
Taxable interest income	8	14	18	29
Interest income exempt from federal income taxes	255	238	506	463
Interest and dividends on securities available for sale:
Taxable interest income	591	590	1,192	1,146
Interest income exempt from federal income taxes	29	29	58	57
Dividends	50	65	116	106
Interest on deposits in banks	2	1	4	3

Total interest and dividend income	$7,788	$7,268	$15,494	$13,996

Interest Expense
Interest on deposits	$2,734	$1,944	$5,512	$3,610
Interest on federal funds purchased and securities sold under agreements to repurchase	57	122	103	227
Interest on Federal Home Loan Bank advances	517	522	1,089	966
Interest on trust preferred capital notes	162	149	316	289

Total interest expense	$3,470	$2,737	$7,020	$5,092

Net interest income	$4,318	$4,531	$8,474	$8,904
Provision For Loan Losses	75	75	150	150

Net interest income after provision for loan losses	$4,243	$4,456	$8,324	$8,754

Noninterest Income
Income from fiduciary activities	$221	$186	$489	$404
Service charges on deposit accounts	563	510	1,083	980
Other service charges and fees	734	575	1,268	1,119
Other operating income	186	72	207	134

Total noninterest income	$1,704	$1,343	$3,047	$2,637

Noninterest Expenses
Salaries and employee benefits	$2,215	$2,084	$4,478	$4,073
Occupancy expenses	280	254	560	487
Equipment expenses	212	184	372	357
Advertising and marketing expenses	104	112	204	219
Stationery and supplies	86	118	159	221
ATM network fees	62	77	177	149
Other operating expenses	856	700	1,573	1,445

Total noninterest expenses	$3,815	$3,529	$7,523	$6,951

Income before income taxes	$2,132	$2,270	$3,848	$4,440
Income Tax Expense	606	674	1,104	1,341

Net income	$1,526	$1,596	$2,744	$3,099

Earnings Per Share
Net income per common share, basic	$0.49	$0.52	$0.88	$1.01

Net income per common share, diluted	$0.49	$0.52	$0.88	$1.01

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2005	$7,642	$5,369	$23,554	$(570)		$35,995
Comprehensive income:
Net income			3,099		$3,099	3,099
Other comprehensive loss:
Unrealized holding losses arising during the period, net of deferred income taxes of $273				(529)	(529)	(529)

Total comprehensive income					$2,570

Issuance of common stock, employee benefit plan (5,946 shares)	15	129				144
Issuance of restricted stock, stock incentive plan (7,410 shares)	19	187				206
Unearned compensation on restricted stock		(206)				(206)
Amortization of unearned compensation, restricted stock awards		76				76
Issuance of common stock, dividend investment plan (10,250 shares)	25	269				294
Dividends declared ($0.29 per share)			(890)			(890)

Balance, June 30, 2006	$7,701	$5,824	$25,763	$(1,099)		$38,189

Balance, December 31, 2006	$7,712	$6,299	$27,563	$(637)		$40,937
Comprehensive income:
Net income			2,744		$2,744	2,744
Other comprehensive loss:
Unrealized holding losses arising during the period, net of deferred income taxes of $125				(243)	(243)	(243)

Total comprehensive income					$2,501

Issuance of common stock, employee benefit plan (3,635 shares)	9	91				100
Issuance of restricted stock, stock incentive plan (2,101 shares)	5	(5)				—
Income tax benefit on vesting of restricted stock		1				1
Stock-based compensation expense		79				79
Issuance of common stock, dividend investment plan (10,619 shares)	26	259				285
Dividends declared ($0.32 per share)			(993)			(993)

Balance, June 30, 2007	$7,752	$6,724	$29,314	$(880)		$42,910

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$2,744	$3,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	369	365
Amortization of intangible and other assets	123	105
Loss on equity investment	5	7
Provision for loan losses	150	150
Accrual of restricted stock awards	79	76
Premium amortization on securities, net	11	25
Changes in assets and liabilities:
Decrease (increase) in other assets	134	(513)
Increase (decrease) in other liabilities	56	(227)

Net cash provided by operating activities	$3,671	$3,087

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$759	$914
Proceeds from maturities and principal payments of securities available for sale	11,753	4,974
Purchases of securities held to maturity	(1,269)	(2,619)
Purchases of securities available for sale	(7,699)	(10,324)
Purchases of bank premises and equipment	(1,479)	(720)
Net decrease (increase) decrease in loans	3,479	(17,795)

Net cash provided by (used in) investing activities	$5,544	$(25,570)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, money market and savings accounts	$3,237	$(20,154)
Net (decrease) increase in certificates of deposit	(6,990)	28,530
Net increase in federal funds purchased and securities sold under agreements to repurchase	415	4,281
Net (decrease) increase in Federal Home Loan Bank advances	(10,000)	10,100
Issuance of common stock, employee benefit plan	100	144
Cash dividends paid	(708)	(596)

Net cash provided by (used in) financing activities	$(13,946)	$22,305

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Six Months Ended June 30,
	2007	2006
Increase in cash and cash equivalents	$(4,731)	$(178)

Cash and Cash Equivalents
Beginning	15,962	10,041

Ending	$11,231	$9,863

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,957	$5,023

Income taxes	$1,100	$1,495

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized loss on securities available for sale	$(368)	$(802)

Issuance of common stock, dividend investment plan	$286	$294

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2007

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2007 and December 31, 2006, the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

The Company owns 100% of Bank of Clarke County (the “Bank”) and Eagle Financial Statutory Trust II. As discussed in Note 9, the Company no longer owns Eagle Financial Statutory Trust I, which was dissolved during the second quarter of 2007. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. Eagle Financial Statutory Trust II is accounted for under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. The subordinated debt of Eagle Financial Statutory Trust II is reflected as a liability of the Company.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations.

NOTE 2. Stock-Based Compensation Plan

During 2003, the Company’s shareholders approved a stock incentive plan which allows key employees and directors to increase their personal financial interest in the Company. This plan permits the grant of incentive stock options and non-qualified stock options and the award of stock appreciation rights, common stock, restricted stock, and phantom stock. The plan authorizes the issuance of up to 300,000 shares of common stock.

The Company periodically awards restricted stock to its directors and executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically awarded restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were awarded restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. Prior to 2006, executive officers were only awarded restricted shares which vest over a three year service period. The following table presents restricted stock activity for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	9,330	$26.47	5,760	$21.58
Granted	6,830	30.00	7,410	27.75
Vested	(2,101)	27.75	—	—
Forfeited	(369)	27.75	—	—

Nonvested, end of period	13,690	$28.00	13,170	$25.05

The Company recognizes compensation expense over the restricted period. Compensation expense was $79,000 and $76,000 during the six months ended June 30, 2007 and 2006, respectively.

NOTE 3. Earnings Per Common Share

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if potential dilutive common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The number of potential dilutive common shares is determined using the treasury method and relates to outstanding stock options and unvested restricted stock grants.

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2007 and 2006 and the effect on the weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Average number of common shares outstanding	3,098,315	3,078,202	3,093,820	3,073,659
Effect of dilutive common stock	13,690	8,690	13,271	7,996

Average number of common shares outstanding used to calculate diluted earnings per share	3,112,005	3,086,892	3,107,091	3,081,655

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2007 and December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$32,635	$—	$(414)	$32,221
Mortgage-backed securities	17,947	—	(443)	17,504
Obligations of states and political subdivisions	2,798	12	(55)	2,755
Corporate securities	2,936	33	(34)	2,935
Restricted stock	3,560	—	—	3,560

	$59,876	$45	$(946)	$58,975

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$35,373	$38	$(395)	$35,016
Mortgage-backed securities	20,043	40	(268)	19,815
Obligations of states and political subdivisions	2,796	20	(13)	2,803
Corporate securities	1,708	45	—	1,753
Restricted stock	4,020	—	—	4,020

	$63,940	$143	$(676)	$63,407

There were no sales of securities available for sale during the first six months of 2006 and 2007.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2007 and December 31, 2006 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$8,454	$94	$21,767	$320	$30,221	$414
Mortgage-backed securities	6,507	83	10,960	360	17,467	443
Obligations of states and political subdivisions	201	12	1,427	43	1,628	55
Corporate securities	1,446	34	—	—	1,446	34

	$16,608	$223	$34,154	$723	$50,762	$946

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$999	$1	$28,681	$394	$29,680	$395
Mortgage-backed securities	1,734	10	11,748	258	13,482	268
Obligations of states and political subdivisions	199	1	831	12	1,030	13

	$2,932	$12	$41,260	$664	$44,192	$676

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At June 30, 2007, the gross unrealized losses on securities available for sale totaling $946,000 included seventy-six debt securities. At December 31, 2006, the gross unrealized losses on securities available for sale totaling $676,000 included sixty-six debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other-than-temporary.

Amortized costs and fair values of securities held to maturity at June 30, 2007 and December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2007
	(in thousands)
Mortgage-backed securities	$329	$—	$(13)	$316
Obligations of states and political subdivisions	28,398	4	(796)	27,606

	$28,727	$4	$(809)	$27,922

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$500	$—	$(5)	$495
Mortgage-backed securities	379	—	(9)	370
Obligations of states and political subdivisions	27,338	43	(215)	27,166

	$28,217	$43	$(229)	$28,031

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2007 and December 31, 2006 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2007
	(in thousands)
Mortgage-backed securities	$—	$—	$316	$13	$316	$13
Obligations of states and political subdivisions	9,255	213	16,137	583	25,392	796

	$9,255	$213	$16,453	$596	$25,708	$809

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$495	$5	$495	$5
Mortgage-backed securities	—	—	370	9	370	9
Obligations of states and political subdivisions	8,451	37	11,257	178	19,708	215

	$8,451	$37	$12,122	$192	$20,573	$229

The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. At June 30, 2007, the gross unrealized losses on securities held to maturity totaling $809,000 included eighty-seven debt securities. At December 31, 2006, the gross unrealized losses on securities held to maturity totaling $229,000 included sixty-five debt securities. In analyzing an issuer’s financial condition, the Company considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Since the Company has the ability to hold debt securities until maturity, no unrealized losses are deemed to be other-than-temporary.

NOTE 5. Loans

The composition of loans at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$35,926	$46,477
Secured by farmland	6,593	6,859
Secured by 1-4 family residential properties	176,096	173,839
Other real estate loans	111,999	101,525
Loans to farmers	946	1,406
Commercial and industrial loans	23,632	26,938
Consumer installment loans	26,197	28,382
All other loans	982	620

	$382,371	$386,046
Less: Allowance for loan losses	3,262	3,308

	$379,109	$382,738

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2007 and 2006 and the year ended December 31, 2006 were as follows:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006
	(in thousands)
Balance, beginning	$3,308	$3,582	$3,582
Provision charged to operating expense	150	300	150
Recoveries added to the allowance	88	160	105
Loan losses charged to the allowance	(284)	(734)	(109)

Balance, ending	$3,262	$3,308	$3,728

Total loans past due ninety days or greater still accruing interest were $28,000 and $484,000 at June 30, 2007 and December 31, 2006, respectively. There were no impaired loans at June 30, 2007 or December 31, 2006. There were no nonaccrual loans at June 30, 2007 or December 31, 2006.

NOTE 7. Deposits

The composition of deposits at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Noninterest bearing demand deposits	$85,025	$83,736

Savings and interest bearing demand deposits:
NOW accounts	$76,792	$72,760
Money market accounts	42,295	41,744
Regular savings accounts	33,977	36,612

	$153,064	$151,116

Time deposits:
Balances of less than $100,000	$85,166	$88,952
Balances of $100,000 and more	70,443	73,646

	$155,609	$162,598

	$393,698	$397,450

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three and six months ended June 30, 2007 and 2006:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$91	$—	$—
Interest cost	49	61	5	4
Expected return on plan assets	(44)	(57)	—	—
Amortization of prior service costs	—	3	—	—
Amortization of transition obligation	—	—	1	1
Amortization of net actuarial loss	46	24	2	2

Net periodic benefit cost	$51	$122	$8	$7

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$182	$—	$—
Interest cost	98	122	10	8
Expected return on plan assets	(88)	(114)	—	—
Amortization of prior service costs	—	6	—	—
Amortization of transition obligation	—	—	2	2
Amortization of net actuarial loss	92	48	4	4

Net periodic benefit cost	$102	$244	$16	$14

Note 9 to the consolidated financial statements in the 2006 Form 10-K stated that the Company would contribute $100,000 to its pension plan during 2007. The Company did not make any contributions during the first six months of 2007.

NOTE 9. Trust Preferred Capital Notes

On June 26, 2007, the Company redeemed the outstanding capital securities issued through Eagle Financial Statutory Trust I (the “Trust I”). Trust I was subsequently dissolved.

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at June 30, 2007 was 6.98%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2007, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”) (collectively the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At June 30, 2007, the Company had total assets of $501,687,000, net loans of $379,109,000, total deposits of $393,698,000 and shareholders’ equity of $42,910,000. The Company’s net income was $2,744,000 for the six months ended June 30, 2007.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first six months of 2007 was $2,744,000, a decrease of $355,000 or 11.5% as compared to net income for the first six months of 2006 of $3,099,000. Earnings per share, basic and diluted, were $ 0.88 and $1.01 for the first six months of 2007 and 2006, respectively. Net income for the second quarter of 2007 was $1,526,000, a decrease of $70,000 or 4.4% as compared to net income for the second quarter of 2006 of $1,596,000. Earnings per share, basic and diluted, were $0.49 and $0.52 for the second quarter of 2007 and 2006, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first six months of 2007 and 2006 was 1.08% and 1.29%, respectively

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first six months of 2007 and 2006 was 13.12% and 16.72%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $8,474,000 and $8,904,000 for the first six months of 2007 and 2006, respectively, which represents a decrease of $430,000 or 4.8%. Net interest income was $4,318,000 and $4,531,000 for the second quarter of 2007 and 2006, respectively, which represents a decrease of $213,000 or 4.7%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $15,494,000 and $13,996,000 for the first six months of 2007 and 2006, respectively, which represents an increase of $1,498,000 or 10.7%. Total interest income was $7,788,000 and $7,268,000 for the second quarter of 2007 and 2006, respectively, which represents an increase of $520,000 or 7.2%. Total interest expense was $7,020,000 and $5,092,000 for the first six months of 2007 and 2006, respectively, which represents an increase of $1,928,000 or 37.9%. Total interest expense was $3,470,000 and $2,737,000 for the second quarter of 2007 and 2006, respectively, which represents an increase of $733,000 or 26.8%.

The net interest margin was 3.69% and 4.10% for the first six months of 2007 and 2006, respectively. The decrease of 41 basis points in the net interest margin was due to a greater increase in the average rate on interest-bearing liabilities than the tax-equivalent yield on average earning assets. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2007 and 2006. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$6,818	$6,324	$13,522	$12,178
Interest Income - Securities and Other Interest-Earnings Assets	970	944	1,972	1,818
Interest Expense - Deposits	2,734	1,944	5,512	3,610
Interest Expense - Other Borrowings	736	793	1,508	1,482

Total Net Interest Income	$4,318	$4,531	$8,474	$8,904

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$20	$28	$38	$44
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	146	138	290	267

Total Tax Benefit on Tax-Exempt Interest Income	$166	$166	$328	$311

Tax-Equivalent Net Interest Income	$4,484	$4,697	$8,802	$9,215

The tax-equivalent yield on earning assets increased 27 basis points from 6.36% to 6.63% for the first six months of 2006 and 2007, respectively. The tax-equivalent yield on securities increased 13 basis points from 4.76% to 4.89% for the first six months of 2006 and 2007, respectively. The reinvestment of proceeds from maturing securities at prevailing interest rates is the primary factor in this increase. The tax-equivalent yield on loans increased 31 basis points from 6.74% to 7.05% for the first six months of 2006 and 2007, respectively. The primary factor in this increase is the origination of loans at current interest rates, which were higher than the tax-equivalent yield on loans during the first six months of 2006. The average rate on interest bearing liabilities increased 82 basis points from 2.88% to 3.70% for the first six months of 2006 and 2007, respectively. These changes were caused primarily by deposit pricing and product mix. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost and volume of time deposits, which are primarily comprised of certificates of deposit. With regard to interest-bearing deposits, the Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $150,000 for the first six months of 2007 and 2006, respectively. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio.

Noninterest Income

Total noninterest income for the first six months of 2007 and 2006 was $3,047,000 and $2,637,000, respectively, which represents an increase of $410,000 or 15.6%. Total noninterest income for the second quarter of 2007 and 2006 was $1,704,000 and $1,343,000, respectively, which represents an increase of $361,000 or 26.9%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during the first six months of 2007 and 2006.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $85,000 or 21.0% from $404,000 for the first six months of 2006 to $489,000 for the first six months of 2007. Income from fiduciary activities increased $35,000 or 18.8% from $186,000 for the second quarter of 2006 to $221,000 for the second quarter of 2007. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $103,000 or 10.5% from $980,000 to $1,083,000 for the first six months of 2006 and 2007, respectively. Service charges on deposit accounts increased $53,000 or 10.4% from $510,000 to $563,000 for the second quarter of 2006 and 2007, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees increased $149,000 or 13.3% from $1,119,000 for the first six months of 2006 to $1,268,000 for the first six months of 2007. Other service charges and fees increased $159,000 or 27.7% from $575,000 for the second quarter of 2006 to $734,000 for the second quarter of 2007. The increase for the first six months of 2007, as compared to 2006, can be attributed to increases in commissions received from the sale of non-deposit investment products through Eagle Investment Group and fees generated from the Bank’s ATM/debit card programs. The amount of commissions received from the sale of non-deposit investment products increased $120,000 or 35.4% from $339,000 to $459,000 for the first six months of 2006 and 2007, respectively. This increase was realized through both the development of new customers and providing additional products to existing customers. This amount is expected to increase during the remainder of 2007 due to ongoing business development and referral programs. The amount of fees generated from the Bank’s ATM/debit card programs increased $62,000 or 18.9% from $328,000 to $390,000 for the first six months of 2006 and 2007, respectively. This increase was realized through higher transaction volumes on the cards outstanding. This amount is expected to increase slightly during the remainder of 2007 due to fees earned on the Bank’s commercial debit cards and higher transaction volumes on cards outstanding.

Other operating income increased $73,000 or 54.5% from $134,000 to $207,000 for the first six months of 2006 and 2007, respectively. Other operating income increased $114,000 from $72,000 to $186,000 for the second quarter of 2006 and 2007, respectively.

Noninterest Expenses

Total noninterest expenses increased $572,000 or 8.2% from $6,951,000 to $7,523,000 for the first six months of 2006 and 2007, respectively. Total noninterest expenses increased $286,000 or 8.1% from $3,529,000 to $3,815,000 for the second quarter of 2006 and 2007, respectively. The efficiency ratio of the Company was 63.49% for the six months ended June 30, 2007 and 58.64% for the six months ended June 30, 2006. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.00% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $405,000 or 9.9% from $4,073,000 for the first six months of 2006 to $4,478,000 for the first six months of 2007. Salaries and benefits increased $131,000 or 6.3% from $2,084,000 for the second quarter of 2006 to $2,215,000 for the second quarter of 2007. These increases can be attributed to annual salary adjustments and the hiring of additional personnel to accommodate the continued growth of the Company.

Occupancy expenses increased $73,000 or 15.0% from $487,000 to $560,000 for the first six months of 2006 and 2007, respectively. Occupancy expenses during the second quarter of 2006 and 2007 were $254,000 and $280,000, respectively.

Equipment expenses increased $15,000 or 4.2% from $357,000 to $372,000 for the first six months of 2007 and 2006, respectively. Equipment expenses increased $28,000 or 15.2% from $184,000 to $212,000 for the second quarter of 2006 and 2007, respectively.

Advertising and marketing expenses decreased $15,000 or 6.9% from $219,000 to $204,000 for the first six months of 2006 and 2007, respectively. Advertising and marketing expenses decreased $8,000 or 7.1% from $112,000 to $104,000 for the second quarter of 2006 and 2007, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $128,000 or 8.9% from $1,445,000 to $1,573,000 for the first six months of 2007 and 2006, respectively. Other operating expenses increased $156,000 or 22.3% from $700,000 to $856,000 for the second quarter of 2006 and 2007, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $1,104,000 and $1,341,000 the first six months of 2007 and 2006, respectively. The decrease in income tax expense can be attributed to decreased taxable earnings at the federal statutory income tax rate of 34%. The amount of income tax expense for the first six months of 2007 and 2006 corresponded to an effective tax rate of 28.69% and 30.20%, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $87,702,000 at June 30, 2007 as compared to $91,624,000 at December 31, 2006. This represents a decrease of $3,922,000 or 4.3%. The Company had securities purchases totaling $8,968,000 during the first six months of 2007. The Company had total maturities and principal repayments of $12,512,000 during the first six months of 2007. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2007. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2007 and December 31, 2006.

The Company had $28,727,000 and $28,217,000 in securities classified as held to maturity at June 30, 2007 and December 31, 2006, respectively. The Company had $58,975,000 and $63,407,000 in securities classified as available for sale at June 30, 2007 and December 31, 2006, respectively. The Company had an unrealized loss on available for sale securities of $901,000 at June 30, 2007 as compared to an unrealized loss of $533,000 at December 31, 2006.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $382,371,000 and $386,046,000 at June 30, 2007 and December 31, 2006, respectively. This represents a decrease of $3,675,000 or 1.0% for the first six months of 2007. The ratio of loans to deposits decreased during the second quarter of 2007 from 97.13% at December 31, 2006 to 97.12% at June 30, 2007. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2007 and December 31, 2006.

Loans secured by real estate were $330,614,000 or 86.5% and $328,700,000 or 85.2% of total loans at June 30, 2007 and December 31, 2006, respectively. This represents an increase of $1,914,000 or 0.6% during the first six months of 2007. These loans are well-secured and based on conservative appraisals in a stable market. Generally, the Company does not make real estate loans outside its primary market area. Consumer installment loans were $26,197,000 or 6.9% and $28,382,000 or 7.4% of total loans at June 30, 2007 and December 31, 2006, respectively. This represents a decrease of $2,185,000 or 7.7% during the first six months of 2007. This type of loan is primarily comprised of vehicle loans which have been difficult to increase due to manufacturer financing options and customers using alternative financing such as home equity lines of credit whose interest is tax-deductible. Commercial and industrial loans were $23,632,000 or 6.2% and $26,938,000 or 7.0% of total loans at June 30, 2007 and December 31, 2006, respectively. This represents a decrease of $3,306,000 or 12.3% for the first six months of 2007.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2007 and 2006 and the year ended December 31, 2006. Charged-off loans were $284,000 and $109,000 for the six months ended June 30, 2007 and 2006, respectively. Recoveries were $88,000 and $105,000 for the six months ended June 30, 2007 and 2006, respectively. This resulted in net charge-offs of $196,000 and $4,000 for the six months ended June 30, 2007 and 2006, respectively. The allowance for loan losses as a percentage of loans was 0.85% at June 30, 2007 and 0.86% at December 31, 2006. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). There were no nonaccrual loans at June 30, 2007 and December 31, 2006, respectively. Other real estate owned was $215,000 at June 30, 2007 and December 31, 2006, respectively. The percentage of nonperforming assets to loans and other real estate owned was 0.06% at each of June 30, 2007 and December 31, 2006. Total loans past due 90 days or more and still accruing interest were $28,000 or 0.01% and $484,000 or 0.13% of total loans at June 30, 2007 and December 31, 2006, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates certain loans within specific segments of the loan portfolio on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. Although the evaluations are used to estimate losses, the volume of potential problem loans may not indicate an increase in the overall risk of the loan portfolio. The amount of potential problem loans was $17,972,000 and $9,816,000 at June 30, 2007 and December 31, 2006, respectively. This represents an increase of $8,156,000 or 83.1% during the first six months of 2007. At June 30, 2007, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $1,275,000 in specific allocations for these loans.

Deposits

Total deposits were $393,698,000 and $397,450,000 at June 30, 2007 and December 31, 2006, respectively. This represents a decrease of $3,752,000 or 0.9% during the first six months of 2007. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2007 and December 31, 2006.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $1,289,000 or 1.5% from $83,736,000 at December 31, 2006 to $85,025,000 at June 30, 2007. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, increased $1,948,000 or 1.3% from $151,116,000 at December 31, 2006 to $153,064,000 at June 30, 2007. Time deposits decreased $6,989,000 or 4.3% from $162,598,000 at December 31, 2006 to $155,609,000 at June 30, 2007. This reflects a decrease in time deposits of $100,000 and more of $3,203,000 or 4.4% and a decrease in time deposits of less than $100,000 of $3,786,000 or 4.3%. Certificates of deposit of less than $100,000 also include brokered certificates of deposit. Brokered certificates of deposit increased $441,000 or 4.4% from $10,000,000 at December 31, 2006 to $10,441,000 at June 30, 2007.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $312,814,000 or 79.5% and $313,804,000 or 79.0% of total deposits at June 30, 2007 and December 31, 2006, respectively.

CAPITAL RESOURCES

At June 30, 2007, the Company continued to be well capitalized under federal regulatory capital guidelines. Total shareholders’ equity at June 30, 2007 was $42,910,000, reflecting a percentage of total assets of 8.55%, as compared to $40,937,000 and 7.98% at December 31, 2006. Shareholders’ equity per share increased $0.55 or 4.1% to $13.78 per share at June 30, 2007 from $13.23 per share at December 31, 2006. During the second quarter of 2007, the Company paid a dividend of $0.16 per share as compared to $0.15 per share for the same period of 2006. Total dividends paid during the first two quarters of 2007 and 2006 were $0.32 and $0.29, respectively. Total dividends paid during 2006 were $0.60 per share. The Company has a Dividend Investment Plan that permits the reinvestment of dividends of participating shareholders in Company common stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities qualify as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 13.09% at June 30, 2007 as compared to 12.45% at December 31, 2006. The Company’s total risk-based capital ratio was 13.93% at June 30, 2007 as compared to 13.30% at December 31, 2006. The Company’s Tier 1 leverage ratio was 10.03% at June 30, 2007 as compared to 9.59% at December 31, 2006. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2007, liquid assets totaled $151,731,000 as compared to $168,641,000 at December 31, 2006. These amounts represent 33.1% and 35.7% of total liabilities at June 30, 2007 and December 31, 2006, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Annual Meeting of Shareholders was held on May 16, 2007 to consider and vote on the proposal described below. The total number of shares represented by proxy or in person was 2,384,609 or 76.7% of the 3,109,232 common shares outstanding on the record date of the meeting.

Proposal One - Election of Directors:

The following individuals were nominated and elected as Class I Directors to hold office until the 2010 Annual Meeting of Shareholders of the Company or until their successor(s) have been duly elected and qualified:

	For	Withheld
Thomas T. Gilpin	2,383,057	1,552
John R. Milleson	2,371,481	13,128
Robert W. Smalley, Jr.	2,383,057	1,552
James T. Vickers	2,369,380	15,229

The following individuals were nominated and elected as Class II Directors to hold office until the 2008 Annual Meeting of Shareholders of the Company or until their successor(s) have been duly elected and qualified:

	For	Withheld
Douglas C. Rinker	2,349,103	35,506
John D. Stokely, Jr.	2,348,688	35,921

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August, 2007.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr. Vice President, Chief Financial Officer and Secretary-Treasurer