Form 10-K
period 2007-12-31
EAGLE FINANCIAL SERVICES INC
filed 2008-03-17
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2007 was $76,916,760.

The number of shares of the registrant’s Common Stock outstanding at March 1, 2008 was 3,142,523.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCI AL SERVICES, INC.

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

During 2007, Eagle Investment Group (“EIG”), the investment management division of the Bank, was formed by combining the trust department with Eagle Investment Services. The trust services division of EIG offers a full range of personal and retirement plan services, which include serving as agent for bill paying and custody of assets, as investment manager with full authority or advisor, as trustee or co-trustee for trusts under will or under agreement, as trustee of life insurance trusts, as guardian or committee, as agent under a power of attorney, as executor or co-executor for estates, as custodian or investment advisor for individual retirement plans, and as trustee or trust advisor for corporate retirement plans such as profit sharing and 401(k) plans. The brokerage division of EIG offers a full range of investment services, which include tax-deferred annuities, IRAs and rollovers, mutual funds, retirement plans, 529 college savings plans, life insurance, long term care insurance, fixed income investing, brokerage CDs, and full service or discount brokerage services. Non-deposit investment products are offered through a third party provider, LPL Financial Institution Services.

In addition to the Bank, the Company has a wholly owned subsidiary, Eagle Financial Statutory Trust II, which was formed in connection with the issuance of $7,000,000 in trust preferred securities in June 2007. During the second quarter of 2007, the outstanding capital securities issued through Eagle Financial Statutory Trust I were redeemed and this subsidiary was subsequently dissolved. The Company is also a general partner in a low income housing project. The Company’s subsidiary, Bank of Clarke County, is a partner in Bankers Title Shenandoah, LLC, which sells title insurance, and is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks.

Employees

The Company, including the Bank, had 40 officers, 114 other full-time and 31 part-time employees (or 166 full-time equivalent employees) as of December 31, 2007. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

Securities and Exchange Commission Filings

The Company maintains an internet website at www.bankofclarke.com. Shareholders of the Company and the public may access, free of charge, the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Investor Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2007 as reported to the FDIC, the Company has 17.7% of the total deposits in its market area, which is the third largest share behind BB&T and Wachovia Bank.

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

The Bank Holding Company Act. Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports regarding its operations and any additional information that the Federal Reserve may require. Activities at the bank holding company level are limited to the following:

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

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company may elect do so in the future.

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2007, the Bank declared $2,200,000 in dividends payable to the Company.

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

These governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions are also subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Company’s common stock is registered with the SEC, it is currently subject to this Act. As an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Company was subject to section 404 of the Sarbanes-Oxley Act, which requires an evaluation of the Company’s internal control over financial reporting, for the year ended December 31, 2007.

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

The profitability of the Company depends significantly on its net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits and borrowings. Changes in interest rates will affect the rates earned on securities and loans and rates paid on deposits and other borrowings. While the Company believes that its current interest rate exposure does not present any significant negative exposure to interest rate changes, it cannot eliminate its exposure to interest rate risk because the factors which cause interest rate risk are beyond the Company’s control. These factors include competition, federal economic, monetary and fiscal policies, and general economic conditions.

The Company’s concentration in loans secured by real estate may increase its credit losses, which would negatively affect our financial results.

At December 31, 2007, loans secured by real estate totaled $334,644,000 and represented 85.9% of the Company’s loan portfolio. A major change in the local real estate market or in the local or national economy could adversely affect borrowers’ ability to pay these loans, which could negatively affect the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. The local real estate market weakened during 2007, however, the Company is comfortable with its exposure to fluctuations in real estate values.

The Company has no assurances regarding the adequacy of the allowance for loan losses.

The Company believes that its allowance for loan losses is adequate to absorb any probable losses in its loan portfolio given current known information. The Company’s allowance for loan losses is based upon many factors, including the following:

•	actual loan loss history;

•	volume, growth, and composition of the loan portfolio;

•	the amount of nonperforming loans and the value of their related collateral;

•	the effect of changes in the local real estate market on collateral values;

•	the effect of current economic conditions on a borrower’s ability to pay; and

•	other factors deemed relevant by management.

These determinations are based upon estimates the are inherently subjective, and their accuracy depends on the outcome of future events; therefore, realized losses may differ from current estimates. Changes in economic, operating, and other conditions, including changes in interest rates, which are generally beyond the Company’s control, could increase actual loan losses significantly. As a result, actual losses could exceed the Company’s current allowance estimate. The Company cannot provide assurance that its allowance for loan losses is sufficient to cover actual loan losses should such losses differ significantly from the current estimates.

The Company could be adversely affected by economic conditions in its market area.

The Company’s branches are located in the counties of Clarke and Frederick and the City of Winchester. During 2007, the local economy was affected by the slowdown in housing and construction. Nonetheless, these areas have some of the lowest unemployment rates in the state of Virginia. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control would negatively impact the Company’s financial condition and performance. These changes could influence the growth rates of loans and deposits, the asset quality of the loan portfolio, and pricing of loans and deposits.

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

Corporate Headquarters:
2 East Main Street Berryville, Virginia 22611 County of Clarke	The main office, owned by the Bank, is a two-story building of brick construction. It houses a full-service branch location, including lending services. In addition, it houses the Bank’s Operations, Information Technology, Finance, Human Resources, and Marketing Departments. This location has an ATM, but no drive-up banking.

Banking Locations:
108 West Main Street Boyce, Virginia 22620	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking, but no ATM.

202 North Loudoun Street Winchester, Virginia 22601	This location, owned by the Bank, is a three-story brick building. The first floor houses the branch services, including drive-up banking and a drive-up ATM. The Bank’s loan department is located on the second floor, which includes loan officers, loan operations and collections. Eagle Investment Group is located on the third floor along with a few businesses who lease office space that the Bank does not currently need. The basement of this location has been renovated to serve as a training facility for the Bank.

400 McNeil Drive Berryville, Virginia 22611	This location, owned by the Bank, offers drive-up banking only. It also has a drive-up ATM.

1508 Senseny Road Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1460 North Frederick Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

3360 Valley Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1879 Berryville Pike Winchester, Virginia 22602	The Bank leases the land on which this branch was constructed. This location has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

382 Fairfax Pike Stephens City, Virginia 22655	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

625 East Jubal Early Drive Winchester, Virginia 22601	The Bank leases this location. It has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

190 Campus Boulevard, Suite 120 Winchester, Virginia 22601	The Bank leases this branch office, which is located within a regional medical center. This location has a full-service lobby, including lending services and a walk-up ATM. This location does not have drive-up banking.

110 Crock Wells Mill Drive Winchester, Virginia 22603	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

Other Properties:
40 West Piccadilly Street Winchester, Virginia 22601	The branch located at this address was moved during January 2004 to 202 North Loudoun Street. The Bank no longer intends to use this property for future growth and, therefore, it is currently being offered for sale.

2555 Pleasant Valley Road Winchester, Virginia 22601	This property was purchased during 2002 to serve as a future branch site. The Bank has not determined when construction will begin on this location.

18 North Church Street Berryville, Virginia	This building is currently leased as office space. The Bank intends to hold this property for future growth.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

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

The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2007 and 2006. The Company may not be aware of the per share price of all trades made. Amounts in the table have been adjusted to reflect the two-for-one stock split of the Company’s common stock on March 15, 2006.

Common Stock Market Price and Dividend Data

	2007		2006		Dividends Per Share
	High	Low	High	Low	2007	2006
1st Quarter	$30.50	$28.05	$35.00	$27.75	$0.16	$0.14
2nd Quarter	29.50	27.80	33.75	31.25	0.16	0.15
3rd Quarter	29.22	24.50	34.00	30.10	0.16	0.15
4th Quarter	24.89	22.05	32.00	29.64	0.16	0.16

As of March 1, 2008, the Company had approximately 1,249 shareholders of record.

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

The Company did not repurchase any shares of its common stock during the fourth quarter of 2007 and otherwise does not have any stock buy-back programs.

The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2002 and the reinvestment of dividends.

Index	2002	2003	2004	2005	2006	2007
Eagle Financial Services, Inc.	$100	$171	$168	$219	$238	$185
NASDAQ Bank Index	100	130	144	138	153	119
NASDAQ Composite Index	100	150	163	165	181	199

Item 6.	Selected Financial Data

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$31,162	$29,209	$23,804	$19,288	$17,148
Interest expense	13,892	11,705	6,883	4,395	3,972

Net interest income	$17,270	$17,504	$16,921	$14,893	$13,176
Provision for loan losses	550	300	620	525	650

Net interest income after provision for loan losses	$16,720	$17,204	$16,301	$14,368	$12,526
Noninterest income	6,192	5,447	5,166	4,766	3,920

Net revenue	$22,912	$22,651	$21,467	$19,134	$16,446
Noninterest expenses	15,551	14,301	13,445	12,522	10,649

Income before income taxes	$7,361	$8,350	$8,022	$6,612	$5,797
Applicable income taxes	2,100	2,492	2,410	2,002	1,760

Net Income	$5,261	$5,858	$5,612	$4,610	$4,037

Performance Ratios:
Return on average assets	1.04%	1.20%	1.28%	1.22%	1.26%
Return on average equity	12.25%	15.27%	16.57%	15.42%	15.47%
Shareholders’ equity to assets	8.90%	7.98%	7.71%	7.73%	8.06%
Dividend payout ratio	37.87%	31.56%	27.09%	27.38%	27.61%

Per Share Data (1):
Net income, basic	$1.70	$1.91	$1.84	$1.53	$1.36
Net income, diluted	1.69	1.90	1.84	1.53	1.36
Cash dividends declared	0.64	0.60	0.50	0.42	0.38
Book value	14.57	13.23	11.77	10.57	9.47
Market price	22.75	30.00	28.25	22.13	22.90
Average shares outstanding, basic	3,101,276	3,071,930	3,042,204	3,007,364	2,975,970
Average shares outstanding, diluted	3,113,792	3,087,053	3,044,976	3,007,930	2,976,114

Balance Sheet Data:
Total securities	84,237	91,624	82,693	74,238	47,891
Total loans	389,661	386,046	355,779	311,099	276,530
Total assets	$507,551	$512,996	$466,971	$413,811	$352,010
Total deposits	379,585	397,450	373,148	338,327	275,532
Shareholders’ equity	45,178	40,937	35,995	31,969	28,366

(1)	Per share amounts have been adjusted to reflect a two-for-one stock split of the Company’s common stock on March 15, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2007, the Company had total assets of $507,551,000, net loans of $386,470,000, total deposits of $379,585,000 and shareholders’ equity of $45,178,000. The Company’s net income was $5,261,000 for the year ended December 31, 2007.

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

As interest rates change, the Bank attempts to maintain its net interest margin. This is accomplished by changing the price, terms, and mix of its financial assets and liabilities. The Bank also earns fees on services provided through Eagle Investment Group, which is the Bank’s investment management division that offers both trust services and investment sales, mortgage originations and deposit operations. The Bank also incurs noninterest expenses associated with compensating employees, maintaining and acquiring fixed assets, and purchasing goods and services necessary to support its daily operations.

The Bank has a marketing department which seeks to develop new business. This is accomplished through an ongoing calling program whereby account officers visit with existing and potential customers to discuss the products and services offered. The Bank also utilizes traditional advertising such as television commercials, radio ads, newspaper ads, and billboards.

LENDING POLICIES

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

The Bank uses a Directors Loan Committee and lending limits approved by the Directors Loan Committee to approve loan requests. The loan officers are categorized based on the amount of secured and unsecured lending authority they possess. The highest authority (Category I) is comprised of the Bank’s Chief Executive Officer, the Senior Loan Officer, and the Associate Senior Loan Officer. There are six additional categories (Categories II, III, IV, V, VI, and VII) with different amounts of secured and unsecured authority. Two officers in Category I may combine their authority to approve a loan request of up to $2,000,000 secured or $1,000,000 unsecured. An officer in Category II, III, IV, V, VI, or VII may combine his or her authority with one officer in a higher category to approve a loan request. Any loan request which exceeds the combined authority of the categories must be presented to the Directors Loan Committee. The Directors Loan Committee, which currently consists of four directors (three directors constitute a quorum, of whom any two may act), approves loan requests which exceed the combined authority of two loan officers as described above. The minimum amount which requires Director Loan Committee approval, which is derived by combining the authorities of a Category I and Category VII officer, is $1,025,000 secured and $505,000 unsecured. The Directors Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

Commercial and Industrial Lending

Commercial business loans generally have more risk than residential mortgage loans, but have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of the borrower. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for 2007 was $5,261,000, a decrease of $597,000 or 10.2% over 2006’s net income of $5,858,000. Net income for 2006 increased $246,000 or 4.4% over 2005’s net income of $5,612,000. Diluted earnings per share were $1.69, $1.90, and $1.84 for 2007, 2006 and 2005, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA for the Company was $1.04%, 1.20%, and 1.28% for 2007, 2006 and 2005, respectively. An increase in the volume of certificates of deposits, an increase in rates paid on certificates of deposits, an increase in the provision for loan losses, and an increase in noninterest expenses caused the 16 basis point decrease from 2006 to 2007. An increase in the rates paid on deposits, an increase in Federal Home Loan Bank (“FHLB”) advances, and a decrease in other service charges and fees caused the 8 basis point decrease from 2005 to 2006.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 12.25%, 15.27%, and 16.57% for 2007, 2006 and 2005, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $17,270,000 for 2007, $17,504,000 for 2006, and $16,921,000 for 2005, which represents a decrease of $234,000 or 1.3% for 2007 and an increase of $583,000 or 3.5% for 2006. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $31,162,000 for 2007, $29,209,000 for 2006, and $23,804,000 for 2005, which represents increases of $1,953,000 or 6.7% for 2007 and $5,405,000 or 22.7% for 2006. The increase in total interest income from 2006 to 2007 can be attributed to an increase in the volume of loans outstanding, an increase in the volume of tax-exempt securities, and an increase in the yield on taxable securities. The increase from 2005 to 2006 was caused by an increase in the volume of loans outstanding, increases in the Prime lending rate, which the Bank uses to index variable rate loans, and an increase in the volume of securities. Total interest expense was $13,892,000 for 2007, $11,705,000 for 2006, and $6,883,000 for 2005, which represents increases of $2,187,000 or 18.7% for 2007 and $4,822,000 or 70.1% for 2006. The increase in total interest expense from 2006 to 2007 can be attributed to rate increases on savings and interest-bearing demand deposits and relying more heavily on certificates of deposit. The increase in total interest expense from 2005 to 2006 can be attributed to relying more heavily on certificates of deposits and Federal Home Loan Bank advances.

The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2007, 2006 and 2005.

The net interest margin was 3.77% for 2007, 3.94% for 2006, and 4.25% for 2005. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2007, 2006 and 2005. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2007, 2006 and 2005. The decreases of 17 basis points from 2006 to 2007 and 31 basis points from 2005 to 2006 in the net interest margin were due to a greater increase in the average rate on interest-bearing liabilities than the increase in the tax-equivalent yield on average earning assets.

The tax-equivalent yield on earning assets increased 21 basis points from 2006 to 2007 and 55 basis points from 2005 to 2006. The tax-equivalent yield on securities increased 19 basis points from 2006 to 2007 and 21 basis points from 2005 to 2006. The tax-equivalent yield on loans increased 20 basis points from 2007 to 2006 and 63 basis points from 2005 to 2006.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	2007			2006			2005
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$56,856	$2,628	4.62%	$59,979	$2,628	4.38%	$56,364	$2,333	4.14%
Tax-Exempt (1)	30,978	1,765	5.70%	28,403	1,622	5.71%	23,240	1,332	5.73%

Total Securities	$87,834	$4,393	5.00%	$88,382	$4,250	4.81%	$79,604	$3,665	4.60%
Loans:
Taxable	382,448	27,096	7.08%	367,504	25,303	6.89%	327,128	20,455	6.25%
Tax-Exempt (1)	3,066	224	7.31%	2,649	186	7.02%	2,563	177	6.91%

Total Loans	$385,514	$27,320	7.09%	$370,153	$25,489	6.89%	$329,691	$20,632	6.26%
Federal funds sold	2,243	118	5.26%	957	55	5.75%	493	15	3.04%
Interest-bearing deposits in other banks	330	7	2.12%	532	30	5.64%	253	5	1.98%

Total earning assets	$475,921	$31,838	6.69%	$460,024	$29,824	6.48%	$410,041	$24,317	5.93%

Allowance for loan losses	(3,283)			(3,687)			(3,465)
Total non-earning assets	32,171			33,194			31,002

Total assets	$504,809			$489,531			$437,578

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$73,337	$1,808	2.47%	$61,568	$1,069	1.74%	$64,873	$426	0.66%
Money market accounts	42,484	1,063	2.50%	49,850	1,190	2.39%	50,218	840	1.67%
Savings accounts	34,539	304	0.88%	44,630	585	1.31%	59,105	756	1.28%
Time deposits:
$100,000 and more	74,417	3,679	4.94%	60,817	2,634	4.33%	36,138	1,146	3.17%
Less than $100,000	83,603	3,828	4.58%	75,985	2,985	3.93%	53,612	1,571	2.93%

Total interest-bearing deposits	$308,380	$10,682	3.46%	$292,850	$8,463	2.89%	$263,946	$4,739	1.80%
Federal funds purchased and securities sold under agreements to repurchase	6,876	237	3.45%	10,780	419	3.89%	11,076	349	3.15%
Federal Home Loan Bank advances	55,134	2,404	4.36%	52,914	2,217	4.19%	35,617	1,316	3.69%
Trust preferred capital notes	7,217	569	7.88%	7,217	606	8.40%	7,217	479	6.64%

Total interest-bearing liabilities	$377,607	$13,892	3.68%	$363,761	$11,705	3.22%	$317,856	$6,883	2.17%

Noninterest-bearing liabilities:
Demand deposits	81,848			85,376			84,017
Other Liabilities	2,392			2,024			1,835

Total liabilities	$461,847			$451,161			$403,708
Shareholders’ equity	42,962			38,370			33,870

Total liabilities and shareholders’ equity	$504,809			$489,531			$437,578

Net interest income		$17,946			$18,119			$17,434

Net interest spread			3.01%			3.26%			3.76%
Interest expense as a percent of average earning assets			2.92%			2.54%			1.68%
Net interest margin			3.77%			3.94%			4.25%

(1)	Income and yields are reported on tax-equivalent basis using a federal tax rate of 34%.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	December 31,
	2007	2006	2005
GAAP Financial Measurements:
Interest Income - Loans	$27,244	$25,426	$20,572
Interest Income - Securities and Other Interest-Earnings Assets	3,918	3,783	3,232
Interest Expense - Deposits	10,682	8,462	4,739
Interest Expense - Other Borrowings	3,210	3,243	2,144

Total Net Interest Income	$17,270	$17,504	$16,921

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income-Loans	$76	$63	$60
Add: Tax Benefit on Tax-Exempt Interest Income-Securities and Other Interest-Earnings Assets	600	552	453

Total Tax Benefit on Tax-Exempt Interest Income	$676	$615	$513

Tax-Equivalent Net Interest Income	$17,946	$18,119	$17,434

The average rate on interest-bearing liabilities increased 46 basis points from 2006 to 2007 and 105 basis points from 2005 to 2006. These changes were caused primarily by deposit pricing and product mix. The average rate on total interest-bearing deposits increased 57 points from 2006 to 2007 and 109 basis points from 2005 to 2006. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. As discussed above, the Company relied more heavily on certificates of deposit whose rates are based not only on the shape of the U.S. Treasury yield curve, but also on the local competition for funds, during 2007 and 2006. This is reflected in the increase of 108 basis points from 2005 to 2006 and 57 basis points from 2006 to 2007 in the average rate on total time deposits. During 2006, the Company issued brokered certificates of deposit as a substitute for offering promotional certificates of deposit. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources, but these funds can be gathered more efficiently without causing existing deposits to reprice. Although the Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts, interest sensitive customers exchanged accessibility for a higher yield over a fixed term during 2007 and 2006. The average balance of non-maturity interest-bearing deposits decreased $5,688,000 or 3.6% from $156,048,000 during 2006 to $150,360,000 during 2007. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The average rate on these borrowings decreased 44 basis points from 2006 to 2007 and increased 74 basis points from 2005 to 2006. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which was decreased from 5.25% to 4.25% during 2007. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances increased 17 basis points from 2006 to 2007 and 50 basis points from 2005 to 2006. This can be attributed to variable rate advances repricing at higher rates and maturing advances being reissued at higher rates. The advances which matured during 2007 were reissued with a short term to allow the Bank to reprice it during 2008 after the Federal Reserve has cut the federal funds rate further.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Tax-equivalent net interest income decreased $174,000 during 2007 which is comprised of a increase due to volume of $454,000 and a decrease due to rates of $628,000. Tax-equivalent net interest income increased $685,000 during 2006 which is comprised of an increase due to volume of $910,000 and a decrease due to rates of $225,000. The decrease in tax-equivalent net interest income during 2007 was affected by increases in the volume of and rates on loans, NOW accounts, and time deposits. The increase in tax-equivalent net interest income during 2006 was affected by increases in the volume of loans, time deposits, and Federal Home Loan Bank advances and increases in the rates on loans, NOW accounts, and time deposits.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2007 vs 2006 Increase (Decrease) Due to Changes in:			2006 vs 2005 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$—	$—	$—	$155	$140	$295
Tax-exempt	146	(3)	143	295	(5)	290
Loans:
Taxable	1,068	725	1,793	2,650	2,198	4,848
Tax-exempt	30	8	38	6	3	9
Federal funds sold	67	(4)	63	21	19	40
Interest-bearing deposits in other banks	(9)	(14)	(23)	9	16	25

Total earning assets	$1,302	$712	$2,014	$3,136	$2,371	$5,507

Interest-Bearing Liabilities:
NOW accounts	$231	$508	$739	$(21)	$664	$643
Money market accounts	(184)	57	(127)	(6)	356	350
Savings accounts	(115)	(166)	(281)	(189)	18	(171)
Time deposits:
$100,000 and more	641	404	1,045	969	519	1,488
Less than $100,000	318	525	843	778	636	1,414

Total interest-bearing deposits	$891	$1,328	$2,219	$1,531	$2,193	$3,724

Federal funds purchased and securities sold under agreements to repurchase	$(139)	$(43)	$(182)	$(9)	$79	$70
Federal Home Loan Bank advances	95	92	187	704	197	901
Trust preferred capital notes	—	(37)	(37)	—	127	127

Total interest-bearing liabilities	$847	$1,340	$2,187	$2,226	$2,596	$4,822

Change in net interest income	$455	$(628)	$(173)	$910	$(225)	$685

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $550,000 for 2007, $300,000 for 2006, and $620,000 for 2005. This amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at December 31, 2007 and 2006.

Noninterest Income

Total noninterest income was $6,192,000, $5,447,000, and $5,166,000 during 2007, 2006 and 2005, respectively. This represents an increase of $745,000 or 13.7% for 2007 and $281,000 or 5.4% for 2006. Management reviews the activities which generate noninterest income on an ongoing basis. Management expects the amount of noninterest income to increase slightly during 2008 through increases in commissions on the sale of non-deposit investment products and service charges on deposit accounts. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during 2007 and 2006. The Company earned $20,000 on the sale of mortgage-backed securities during 2005.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, was $967,000, $853,000, and $624,000 during 2007, 2006 and 2005, respectively. This represents an increase of $114,000 or 13.4% during 2007 and $229,000 or 36.7% during 2006. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts were $2,257,000, $2,113,000, and $2,013,000 during 2007, 2006 and 2005, respectively. This represents an increase of $144,000 or 6.8% for 2007 and $100,000 or 5.0% for 2006. Service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees were $2,734,000, $2,162,000, and $2,196,000 during 2007, 2006 and 2005, respectively. This represents an increase of $572,000 or 26.5% for 2007 and a decrease of $34,000 or 1.6% for 2006. The amount of other services charges and fees is comprised primarily of commission from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $923,000, $607,000, and $534,000 during 2007, 2006 and 2005, respectively. This represents an increase of $316,000 or 52.1% during 2007 and $73,000 or 13.7% during 2006. Fees received from the Bank’s credit card program were $513,000, $331,000, and $247,000 during 2007, 2006 and 2005, respectively. This represents an increase of $182,000 or 55.0% during 2007 and an increase of $84,000 or 34.0% during 2006. Fees generated from the Bank’s ATM/debit card programs were $838,000, $713,000, and $604,000 during 2007, 2006 and 2005, respectively. This represents an increase of $125,000 or 17.5% during 2007 and $109,000 or 18.1% during 2006. Fees generated from the origination of mortgage loans for the secondary market was $175,000, $212,000, and $585,000 during 2007, 2006 and 2005, respectively. This represents a decrease of $37,000 or 17.5% during 2007 and a decrease of $373,000 or 63.8% during 2006.

Other operating income was $234,000, $319,000, and $313,000 for 2007, 2006 and 2005, respectively. This represents a decrease of $85,000 or 26.7% for 2007 and an increase of $6,000 or 1.9% for 2006.

Noninterest Expenses

Total noninterest expenses were $15,551,000, $14,301,000, and $13,445,000 during 2007, 2006 and 2005, respectively. This represents an increase of $1,250,000 or 8.7% for 2007 and $856,000 or 6.4% for 2006. The efficiency ratio of the Company was 64.43%, 60.68%, and 59.49% for 2007, 2006 and 2005, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.0% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and employee benefits were $8,960,000, $8,370,000, and $7,853,000 during 2007, 2006 and 2005, respectively. This represents an increase of $590,000 or 7.1% for 2007 and $517,000 or 6.6% for 2006. Occupancy expenses were $1,143,000, $988,000, and $905,000 during 2007, 2006 and 2005, respectively. This represents an increase of $155,000 or 15.7% for 2007 and $83,000 or 9.2% for 2006. Equipment expenses were $772,000, $713,000, and $660,000 during 2007, 2006 and 2005, respectively. This represents an increase of $59,000 or 8.3% for 2007 and $53,000 or 8.0% for 2006.

Advertising and marketing expenses were $419,000, $417,000, and $402,000 during 2007, 2006 and 2005, respectively. This represents an increase of $2,000 or 0.5% for 2007 and $15,000 or 3.7% for 2006. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

Other operating expenses were $3,494,000, $3,109,000, and $2,971,000 during 2007, 2006 and 2005. Other operating expenses increased $385,000 or 12.4% for 2007 and $138,000 or 4.6% during 2006. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $2,100,000, $2,492,000, and $2,410,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 28.53%, 29.84%, and 30.04% for 2007, 2006 and 2005, respectively. Note 8 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2007, 2006 and 2005. In addition, Note 8 to the Consolidated Financial Statements provides information regarding the principal items giving rise to deferred taxes for 2007 and 2006.

FINANCIAL CONDITION

Securities

Total securities at December 31, 2007 were $84,237,000 as compared to $91,624,000 as of December 31, 2006, which represents a decrease of $7,387,000 or 8.1% during 2007. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2007, 2006 and 2005. The Company purchased $11,940,000 in securities during 2007. This amount includes $6,000,000 or 50.2% in obligations of U.S. government corporations and agencies, $2,777,000 or 23.3% in obligations of states and political subdivisions, $2,488,000 or 20.8% in corporate securities, and $675,000 or 5.7% in restricted securities. The Company had $20,022,000 in maturities and principal repayments on securities during 2007. This amount includes $14,250,000 or 71.2% in obligations of U.S. government corporations and agencies, $3,958,000 or 19.8% in mortgage-backed securities, $880,000 or 4.4% in obligations of states and political subdivisions, $685,000 or 3.4% in restricted securities, and $249,000 or 1.2% in corporate securities. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2007. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2007 and 2006.

Securities Portfolio

(dollars in thousands)

	December 31,
	2007	2006	2005
Securities available for sale:
Obligations of U.S. government corporations and agencies	$27,964	$35,016	$30,469
Mortgage-backed securities	16,112	19,815	17,360
Obligations of states and political subdivisions	2,811	2,803	2,606
Corporate securities	3,820	1,753	3,698
Restricted securities	4,010	4,020	3,034

	$54,717	$63,407	$57,167

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$—	$500	$1,001
Mortgage-backed securities	282	379	501
Obligations of states and political subdivisions	29,238	27,338	24,024

	$29,520	$28,217	$25,526

The Company had $54,717,000 and $63,407,000 in securities classified as available for sale at December 31, 2007 and 2006, respectively, which represents a decrease of $8,690,000 or 13.7% during 2007. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $178,000 at December 31, 2007 and a net unrealized loss of $533,000 on available for sale securities at December 31, 2006. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

The Company had $29,520,000 and $28,217,000 in securities classified as held to maturity at December 31, 2007 and 2006, respectively, which represents an increase of $1,303,000 or 4.6% during 2007.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2007. The table indicates that $33,118,000 or 39.3% of the portfolio will mature within five years. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2007
							Due after 10 years
	Due in one year		Due after 1		Due after 5		and
	or less		through 5 years		through 10 years		Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$11,092	3.92%	$12,710	4.66%	$4,162	5.66%	$—	—	$27,964	4.51%
Mortgage-backed securities	—		1,902	3.95%	11,465	4.73%	2,745	4.82%	16,112	4.65%
Corporate securities	752	6.79%	2,309	5.97%	—	—	759	8.34%	3,820	6.57%
Other taxable securities	—	—	—	—	—	—	4,010	5.68%	4,010	5.68%

Total taxable	$11,844		$16,921		$15,627		$7,514		$51,906

Obligations of states and political subdivisions, tax-exempt (1)	493	6.89%	426	7.65%	1,892	4.84%	—	—	2,811	5.61%

Total	$12,337		$17,347		$17,519		$7,514		$54,717

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$—		$—		$—		$—		$—
Mortgage-backed securities	—	—	—	—	282	3.91%	—	—	282	3.91%
Obligations of states and political subdivisions, taxable	$—		$230	6.28	$—		$—		$230	6.28%

Total taxable	$—		$230		$282		$—		$512

Obligations of states and political subdivisions, tax-exempt (1)	$1,295	6.53%	$1,909	4.97	$25,504	5.65	$300	6.44	$29,008	5.65%

Total	$1,295		$2,139		$25,786		$300		$29,520

Total securities	$13,632		$19,486		$43,305		$7,814		$84,237

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $389,661,000 and $386,046,000 at December 31, 2007 and 2006, respectively. This represents an increase of $3,615,000 or 0.9% for 2007. The ratio of loans to deposits increased during the year from 97.13% to 102.65% at December 31, 2006 and 2007, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio

(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Loans secured by real estate:
Construction and land development	$33,268	$46,477	$42,835	$31,821	$24,536
Secured by farmland	7,468	6,859	4,322	3,234	2,721
Secured by 1-4 family residential properties	182,343	173,839	160,963	144,377	137,166
Other real estate loans	111,565	101,525	88,897	72,767	57,341
Loans to farmers	1,039	1,406	990	1,322	1,065
Commercial and industrial loans	27,027	26,938	25,237	23,862	20,763
Consumer installment loans	25,368	28,382	32,220	33,472	32,177
All other loans	1,583	620	315	243	761

Total loans	$389,661	$386,046	$355,779	$311,098	$276,530

Loans secured by real estate were $334,644,000 or 85.9% and $328,700,000 or 85.2% of total loans at December 31, 2007 and 2006, respectively. This represents an increase of $5,944,000 or 1.8% for 2007. Consumer installment loans were $25,368,000 or 6.5% and $28,382,000 or 7.4% of total loans at December 31, 2007 and 2006, respectively. This represents a decrease of $3,014,000 or 10.6% for 2007. Commercial and industrial loans were $ 27,027,000 or 6.9% and $26,938,000 or 7.0% of total loans at December 31, 2007 and 2006. This represents an increase of $89,000 or 0.3% for 2007.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $297,322,000 or 76.3% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2007
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$25,976	$7,173	$119	$33,268
Secured by farmland	2,288	4,881	299	7,468
Secured by 1-4 family residential properties	26,744	94,983	60,616	182,343
Other real estate loans	10,700	73,576	27,289	111,565
Loans to farmers	380	287	372	1,039
Commercial and industrial loans	15,192	11,571	264	27,027
Consumer installment loans	2,743	19,245	3,380	25,368
All other loans	568	1,015	—	1,583

	$84,591	$212,731	$92,339	$389,661

For maturities over one year:
Floating rate loans		$9,587	$25,525	$35,112
Fixed rate loans		203,144	66,814	269,958

		$212,731	$92,339	$305,070

Allowance for Loan Losses

The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered. As indicated in the table, consumer loans, which include automobile loans and credit cards, are the primary component of loans charged-off. Also, the ongoing collection efforts following charge-off result in consumer loans being the primary component of recoveries. The increase in real estate loan charge-offs can be attributed to the slowdown in the local housing market.

Charged-off loans were $805,000, $734,000, and $486,000 for 2007, 2006 and 2005, respectively. Recoveries were $138,000, $160,000, and $183,000 for 2007, 2006 and 2005, respectively. Net charge-offs were $667,000, $574,000, and $303,000 for 2007, 2006 and 2005, respectively. This represents an increase in net charge-offs of $93,000 or 16.2% for 2007 and $271,000 or 89.4% for 2006. The allowance for loan losses as a percentage of loans was 0.82%, 0.86%, and 1.01% at the end of 2007, 2006 and 2005, respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 4.78 times for 2007, 5.76 times for 2006, and 11.82 times for 2005. The ratio of net charge-offs to average loans was 0.17% for 2007, 0.16% for 2006, and 0.09% for 2005.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2007, 2006, 2005, 2004 and 2003. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonperforming assets were $215,000 at December 31, 2007 and 2006 and $375,000 at December 31, 2005. The percentage of nonperforming assets to loans and other real estate owned was 0.06% for 2007 and 2006. Total loans past due 90 days or more and still accruing interest were $813,000 or 0.2%, $484,000 or 0.1%, and $294,000 or 0.1% of total loans at December 31, 2007, 2006 and 2005, respectively. The table titled “Nonperforming Assets” shows the amount of nonperforming assets and loans past due 90 days and accruing interest outstanding during the last five years. The table also shows the ratios for the allowance for loan losses as a percentage of nonperforming assets and nonperforming assets as a percentage of loans outstanding and other real estate owned.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates certain loans within specific segments of the loan portfolio on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. Although the evaluations are used to estimate losses, the volume of potential problem loans may not indicate an increase in the overall risk of the loan portfolio. The amount of potential problem loans was $25,731,000 and $9,816,000 at December 31, 2007 and 2006, respectively. This represents an increase of $15,915,000 during 2007. At December 31, 2007, these loans are primarily well-secured and in the process of collection and the allowance for loan losses includes $1,695,000 in specific allocations for these loans.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Balance, beginning of period	$3,308	$3,582	$3,265	$2,867	$2,376
Loans Charged-Off:
Commercial, financial and agricultural	131	375	202	$—	$44
Real estate-construction and land development	141	—	—	—	—
Real estate-mortgage	96	128	—	—	—
Consumer	437	231	284	243	214

Total loans charged off	$805	$734	$486	$243	$258

Recoveries:
Commercial, financial and agricultural	$40	$1	$—	$—	$24
Real estate-construction and land development	—	—	86	—	—
Real estate-mortgage	2	—	—	14	14
Consumer	96	159	97	102	61

Total recoveries	$138	$160	$183	$116	$99

Net charge-offs	667	574	303	127	159
Provision for loan losses	550	300	620	525	650

Balance, end of period	$3,191	$3,308	$3,582	$3,265	$2,867

Ratio of allowance for loan losses to loans outstanding at period end	0.82%	0.86%	1.01%	1.05%	1.04%

Ratio of net charge offs to average loans outstanding during the period	0.17%	0.16%	0.09%	0.04%	0.06%

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2007	$795	7.6%	$343	8.5%	$1,830	77.4%	$223	6.5%
December 31, 2006	$705	7.5%	$509	12.0%	$1,886	71.4%	$208	9.1%
December 31, 2005	$1,076	8.2%	$179	10.2%	$358	70.8%	$1,969	10.8%
December 31, 2004	$979	8.2%	$490	8.9%	$327	71.3%	$1,469	11.6%
December 31, 2003	$860	8.8%	$430	5.3%	$287	72.0%	$1,290	13.9%

Nonperforming Assets

(dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans	$—	$—	$375	$—	$35
Restructured loans	—	—	—	—	—
Other real estate owned	215	215	—	—	—

Total nonperforming assets	$215	$215	$375	$—	$35

Loans past due 90 days and accruing interest	$813	$484	$294	$64	$70

Allowance for loan losses to nonperforming assets	1484%	1539%	955%	—	8243%

Non-performing assets to period end loans and other real estate owned	0.06%	0.06%	0.11%	—	0.01%

Deposits

Total deposits were $379,585,000 and $397,450,000 at December 31, 2007 and 2006, respectively, which represents a decrease of $17,685,000 or 4.5% during 2007. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2007, 2006 and 2005.

Average Deposits and Rates Paid

(dollars in thousands)

	December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$81,848		$85,376		$84,017

Interest-bearing:
NOW accounts	73,337	2.47%	61,568	1.74%	64,873	0.66%
Money market accounts	42,484	2.50%	49,850	2.39%	50,218	1.67%
Regular savings accounts	34,539	0.88%	44,630	1.31%	59,105	1.28%
Time deposits:
$100,000 and more	74,417	4.94%	60,817	4.33%	36,138	3.17%
Less than $100,000	83,603	4.58%	75,985	3.93%	53,612	2.93%

Total interest-bearing	$308,380	3.46%	$292,850	2.89%	$263,946	1.80%

Total deposits	$390,228		$378,226		$347,963

Noninterest-bearing deposits, which are comprised of checking accounts, decreased $1,973,000 or 2.4% from $83,736,000 at December 31, 2006 to $81,763,000 at December 31, 2007. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, decreased $15,892,000 or 5.1% from $313,714,000 at December 31, 2006 to $297,822,000 at December 31, 2007. Total NOW account balances decreased $3,125,000 or 4.3% from $72,760,000 at December 31, 2006 to $69,635,000 at December 31, 2007. Total money market account balances increased $2,003,000 or 4.8% from $41,744,000 at December 31, 2006 to $43,747,000 at December 31, 2007. Total regular savings account balances decreased $3,228,000 or 8.8% from $36,612,000 at December 31, 2006 to $33,384,000 at December 31, 2007. Time deposits decreased $11,542,000 or 7.1% from $162,598,000 at December 31, 2006 to $151,056,000 at December 31, 2007. This is comprised of an increase in certificates of deposit of $100,000 and more of $3,729,000 or 5.1% from $73,646,000 at December 31, 2006 to $77,375,000 at December 31, 2007 and a decrease in certificates of deposit of less than $100,000 of $15,271,000 or 17.2% from $88,952,000 at December 31, 2006 to $73,681,000 at December 31, 2007. Certificates of deposit of less than $100,000 also included $5,531,000 and $10,000,000 in brokered certificates of deposit at December 31, 2007 and 2006, respectively. The Company did not utilize brokered certificates of deposit as a source of funding prior to 2006.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000, excluding brokered certificates of deposit. Core deposits totaled $296,679,000 or 78.2% and $313,804,000 or 79.0% of total deposits at December 31, 2007 and 2006, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2007. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $3,618,000 which matures over one year. The total amount maturing within one year is $73,757,000 or 95.3% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within	Three to	Six to	Over		Percent
	Three	Six	Twelve	One		of Total
	Months	Months	Months	Year	Total	Deposits
At December 31, 2007	$45,237	$15,834	$12,686	$3,618	$77,375	20.38%

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2007 was $45,178,000, reflecting a percentage of total assets of 8.9%, as compared to $40,937,000 and 8.0% at December 31 2006. The common stock’s book value per share increased $1.34 or 10.1% to $14.57 per share at December 31, 2007 from $13.23 per share at December 31, 2006. During 2007, the Company paid $0.64 per share in dividends as compared to $0.60 per share for 2006 and $0.50 per share for 2005. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Analysis of Capital

(dollars in thousands)

	December 31,
	2007	2006
Tier 1 Capital:
Common stock	$7,798	$7,712
Capital surplus	7,153	6,299
Retained earnings	30,832	27,563
Trust preferred capital notes	7,000	7,000
Goodwill	(134)	(180)

Total Tier 1 capital	$52,649	$48,394
Tier 2 Capital:
Allowance for loan losses	$3,191	$3,308

Total Tier 2 capital	$3,191	$3,308

Total risk-based capital	$55,840	$51,702

Risk weighted assets	$391,843	$388,646

Risk Based Capital Ratios:
Tier 1 capital to risk weighted assets	13.44%	12.45%
Total capital to risk weighted assets	14.25%	13.30%
Tier 1 capital to average total assets	10.46%	9.59%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums. The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2007 and 2006.

Note 14 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2007 liquid assets totaled $187,987,000 as compared to $168,641,000 at December 31, 2006. These amounts represent 40.7% for 2007 and 35.7% for 2006. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2007.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	December 31, 2007
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
.

FHLB advances	$30,000	$20,000	$—	$10,000	$60,000
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	5,440	—	—	—	5,440
Operating leases	144	259	93	930	1,426

	$35,584	$20,259	$93	$18,147	$74,083

The $60,000,000 in outstanding FHLB advances is comprised of eight advances. Note 7 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 18 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 5 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As the holding company of the Bank, the Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. The Company did not have any outstanding hedging transactions, such as interest rate swaps, floors or caps, at December 31, 2007.

The Bank’s interest rate management strategy is designed to maximize net interest income and preserve the capital of the Company. The Bank’s financial instruments are periodically subjected to various simulations whose results are discussed in the following paragraphs. These models are based on actual data from the Bank’s financial statements and assumptions about the performance of certain financial instruments. Prepayment assumptions are applied to all mortgage related assets, which includes real estate loans and mortgage-backed securities. Prepayment assumptions are based on a median rate at which principal payments are received on these assets over their contractual term. The rate of principal payback is assumed to increase when rates fall and decrease when rates rise. Term assumptions are applied to non-maturity deposits, which includes demand deposits, NOW accounts, savings accounts, and money market accounts. Demand deposits and NOW accounts are generally assumed to have a term greater than one year since the total amount outstanding does not fluctuate with changes in interest rates. Savings accounts and money market accounts are assumed to be more interest rate sensitive, therefore, a majority of the amount outstanding is assumed to have a term of less than one year. The following table summarizes the results of the simulations that the financial assets and liabilities were subjected to at December 31, 2007 and 2006.

	December 31,
	2007	2006
Static One-Year Cumulative Gap	-8.14%	-10.54%
One-Year Net Interest Income Simulation:
-200 bp Shock vs Stable Rate	5.03%	-1.42%
+200 bp Shock vs Stable Rate	-6.67%	-3.27%
Static Net Present Value Change:
-200 bp Shock vs Stable Rate	-7.15%	3.39%
+200 bp Shock vs Stable Rate	2.20%	-5.20%

The Bank uses interest rate sensitivity analysis, which uses the term to maturity or repricing for rate sensitive assets and liabilities to measure how well they match. Differences in the terms of rate sensitive assets and liabilities create gaps, which are analyzed for each term segment and analyzed cumulatively. Management focuses on the static one-year cumulative gap to measure its short-term sensitivity position. The Company had negative static one-year cumulative gaps of 8.14% and 10.54% at December 31, 2007 and 2006, respectively. Because this analysis is only a general indication of the Bank’s interest rate sensitivity and is based on the balance sheet’s composition at a single point of time, no policy limits are established with regard to the static 1-year cumulative gap.

The Bank also measures the potential change in net interest income during a one-year forecast period using a 200 basis point increase and decrease in interest rates, assuming a parallel shift in the U.S. Treasury yield curve. If rates decreased by 200 basis points, net interest income over the following one-year period would have increased 5.03% at December 31, 2007 and decreased 1.42% at December 31, 2006, as compared to net interest income in a stable rate environment. Conversely, if rates increased by 200 basis points, net interest income over the following one-year period would have decreased by 6.67% and 3.27% at December 31, 2007 and 2006, respectively, as compared to net interest income in a stable rate environment. The results for 2007 and 2006 indicate that the Bank is liability sensitive, where net interest income falls by a greater percentage when rates rise than when rates fall. The results of this simulation during 2008 will depend heavily on the Bank’s ability to restructure and reprice its deposits in reaction to U.S. Treasury yield curve changes and the Federal Reserve’s monetary policy decisions.

Finally, the Bank measures the change in the present value of its balance sheet using a 200 basis point increase and decrease in interest rates, assuming a parallel shift in the U.S. Treasury yield curve. This simulation applies these rate changes to the net present value of the balance sheet, which is derived by subtracting the net present value of liabilities from the net present value of assets. If rates decreased by 200 basis points, the net present value of the balance sheet would have decreased by 7.15% at December 31, 2007 and increased by 3.39% at December 31, 2006. Conversely, if rates increased by 200 basis points, the net present value of the balance sheet would have increased by 2.20% at December 31, 2007 and decreased by 5.20% at December 31, 2006. This simulation indicates the Bank is asset sensitive at December 31, 2007 and liability sensitive at December 31, 2006. The conflicting results of this simulation at December, 31, 2007, versus the net interest income simulation, demonstrate the inherent weakness that the present value is calculated at a given date instead of simulated during a one-year forecast period. The results of this simulation are particularly impacted by changes in the U.S. Treasury yield curve, which experienced significant volatility during the last quarter of 2007.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eagle Financial Services, Inc.

Berryville, Virginia

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2007. We have also audited Eagle Financial Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Eagle Financial Services, Inc. and its subsidiaries is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Eagle Financial Services, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 9 to the financial statements, Eagle Financial Services, Inc. changed its policy for accounting for defined benefit pension and postretirement plans in 2006 to conform with Statement of Financial Accounting Standards No. 158. Also, as discussed in Note 10 to the financial statements, the Company changed its policy for accounting for stock-based compensation in 2006 in accordance with Statement of Financial Accounting Standards No. 123R.

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

March 14, 2008

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its subsidiaries is made known to them by others within those entities. The Chief Executive Officer and the Chief Financial Officer believe that at December 31, 2007, Eagle Financial Services, Inc. and its subsidiaries maintained an effective system of internal control over financial reporting.

The accounting firm Smith Elliott Kearns & Company, LLC has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2007. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

/s/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr.
Vice President, Chief Financial Officer, and Secretary-Treasurer

March 14, 2008

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(dollars in thousands, except share amounts)

	2007	2006
Assets
Cash and due from banks	$13,568	$11,079
Federal funds sold	—	4,883
Securities available for sale, at fair value	54,717	63,407
Securities held to maturity (fair value: 2007, $29,391; 2006, $28,031)	29,520	28,217
Loans, net of allowance for loan losses of $3,191 in 2007 and $3,308 in 2006	386,470	382,738
Bank premises and equipment, net	16,507	15,425
Other assets	6,769	7,247

Total assets	$507,551	$512,996

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$81,763	$83,736
Savings and interest bearing demand deposits	146,766	151,116
Time deposits	151,056	162,598

Total deposits	$379,585	$397,450
Federal funds purchased and securities sold under agreements to repurchase	12,983	5,366
Federal Home Loan Bank advances	60,000	60,000
Trust preferred capital notes	7,217	7,217
Other liabilities	2,588	2,026
Commitments and contingent liabilities	—	—

Total liabilities	$462,373	$472,059

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2007, 3,130,801 shares; issued 2006, 3,093,886 shares	7,798	7,712
Surplus	7,153	6,299
Retained earnings	30,832	27,563
Accumulated other comprehensive loss	(605)	(637)

Total shareholders’ equity	$45,178	$40,937

Total liabilities and shareholders’ equity	$507,551	$512,996

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2007, 2006, and 2005

(dollars in thousands, except per share amounts)

	2007	2006	2005
Interest and Dividend Income
Interest and fees on loans	$27,244	$25,426	$20,572
Interest on federal funds sold	118	55	15
Interest on securities held to maturity:
Taxable interest income	31	53	83
Interest income exempt from federal income taxes	1,050	956	780
Interest and dividends on securities available for sale:
Taxable interest income	2,346	2,341	2,096
Interest income exempt from federal income taxes	115	114	99
Dividends	251	234	154
Interest on deposits in banks	7	30	5

Total interest and dividend income	$31,162	$29,209	$23,804

Interest Expense
Interest on deposits	$10,682	$8,462	$4,739
Interest on federal funds purchased and securities sold under agreements to repurchase	237	419	349
Interest on Federal Home Loan Bank advances	2,404	2,218	1,316
Interest on trust preferred capital notes	569	606	479

Total interest expense	$13,892	$11,705	$6,883

Net interest income	$17,270	$17,504	$16,921
Provision For Loan Losses	550	300	620

Net interest income after provision for loan losses	$16,720	$17,204	$16,301

Noninterest Income
Income from fiduciary activities	$967	$853	$624
Service charges on deposit accounts	2,257	2,113	2,013
Other service charges and fees	2,734	2,162	2,196
Securities gains	—	—	20
Other operating income	234	319	313

Total noninterest income	$6,192	$5,447	$5,166

Noninterest Expenses
Salaries and employee benefits	$8,960	$8,370	$7,853
Occupancy expenses	1,143	988	905
Equipment expenses	772	713	660
Advertising and marketing expenses	419	417	402
Stationery and supplies	338	397	348
ATM network fees	425	307	306
Other operating expenses	3,494	3,109	2,971

Total noninterest expenses	$15,551	$14,301	$13,445

Income before income taxes	$7,361	$8,350	$8,022
Income Tax Expense	2,100	2,492	2,410

Net Income	$5,261	$5,858	$5,612

Earnings Per Share
Net income per common share, basic	$1.70	$1.91	$1.84

Net income per common share, diluted	$1.69	$1.90	$1.84

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2007, 2006, and 2005

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2004	$3,781	$4,569	$23,282	$337		$31,969
Comprehensive income:
Net income			5,612		$5,612	5,612
Other comprehensive loss:
Unrealized holding losses arising during the period, net of deferred income taxes of $460					(894)
Reclassification adjustment, net of income taxes of $7					(13)

Other comprehensive loss, net of income taxes of $467				(907)	(907)	(907)

Total comprehensive income					$4,705

Issuance of restricted stock, stock incentive plan (1,800 shares)	4	85				89
Unearned compensation on restricted stock		(89)				(89)
Income tax benefit on vesting of restricted stock		9				9
Amortization of unearned compensation, restricted stock awards		184				184
Issuance of common stock, employee benefit plan (2,278 shares)	6	92				98
Issuance of common stock, dividend investment plan (11,928 shares)	30	519				549
Dividends declared ($0.50 per share)			(1,519)			(1,519)
Issuance of common stock, stock split (1,528,493)	3,821		(3,821)			—

Balance, December 31, 2005	$7,642	$5,369	$23,554	$(570)		$35,995
Comprehensive income:
Net income			5,858		$5,858	5,858
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $112				218	218	218

Total comprehensive income					$6,076

Adjustment to initially apply FASB Statement No. 158, net of deferred income taxes of $147				(285)		(285)
Adjustment to initially apply FASB Statement No. 123R	(14)	14				—
Stock-based compensation expense		254				254
Issuance of restricted stock, stock incentive plan (7,440 shares)	19	(19)				—
Income tax benefit on vesting of restricted stock		11				11
Issuance of common stock, employee benefit plan (5,958 shares)	15	130				145
Issuance of common stock, dividend investment plan (19,932 shares)	50	540				590
Dividends declared ($0.60 per share)			(1,849)			(1,849)
Balance, December 31, 2006	$7,712	$6,299	$27,563	$(637)		$40,937
Comprehensive income:
Net income			5,261		$5,261	5,261
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $225				(437)	(437)	(437)
Unrealized holding gains arising during the period, net of deferred income taxes of $242				469	469	469

Total comprehensive income					$5,293

Issuance of common stock, employee benefit plan (3,635 shares)	9	91				100
Issuance of restricted stock, stock incentive plan (8,021 shares)	20	(20)				—
Income tax expense on vesting of restricted stock		(3)				(3)
Stock-based compensation expense		277				277
Issuance of common stock, dividend investment plan (22,819 shares)	57	509				566
Dividends declared ($0.64 per share)			(1,992)			(1,992)

Balance, December 31, 2007	$7,798	$7,153	$30,832	$(605)		$45,178

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006, and 2005

(dollars in thousands)

	2007	2006	2005
Cash Flows from Operating Activities
Net income	$5,261	$5,858	$5,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	800	769	691
Amortization of intangible and other assets	230	233	253
Loss on equity investment	8	10	13
Provision for loan losses	550	300	620
Stock-based compensation expense	277	254	184
(Gain) on sale of securities	—	—	(20)
Premium amortization on securities, net	15	44	89
Deferred tax benefit	(157)	(161)	(160)
Changes in assets and liabilities:
Decrease (increase) in other assets	191	(477)	(772)
Increase in other liabilities	87	247	357

Net cash provided by operating activities	$7,262	$7,077	$6,867

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$1,254	$1,722	$2,709
Proceeds from maturities and principal payments of securities available for sale	18,768	10,065	8,542
Proceeds from sales of securities available for sale	—	—	728
Purchases of securities held to maturity	(2,557)	(4,414)	(9,130)
Purchases of securities available for sale	(9,383)	(16,018)	(12,746)
Purchases of bank premises and equipment	(1,882)	(1,047)	(2,066)
Net (increase) in loans	(4,281)	(31,057)	(44,984)

Net cash provided by (used in) investing activities	$1,919	$(40,749)	$(56,947)

Cash Flows from Financing Activities
Net (decrease) in demand deposit, money market and savings accounts	$(6,323)	$(28,444)	$(1,467)
Net increase (decrease) in certificates of deposit	(11,543)	52,747	36,288
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	7,617	(3,596)	4,130
Net increase in Federal Home Loan Bank advances	—	20,000	10,000
Issuance of common stock, employee benefit plan	100	145	98
Cash dividends paid	(1,426)	(1,259)	(970)

Net cash provided by financing activities	$(11,575)	$39,593	$48,079

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006, and 2005

(dollars in thousands)

	2007	2006	2005
Increase (decrease) in cash and cash equivalents	$(2,394)	$5,921	$(2,001)

Cash and Cash Equivalents
Beginning	15,962	10,041	12,042

Ending	$13,568	$15,962	$10,041

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$13,853	$11,432	$6,722

Income taxes	$2,145	$2,600	$2,635

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$711	$330	$(1,373)

Other real estate acquired in settlement of loans	$215	$215	$—

Issuance of common stock, dividend investment plan	$566	$590	$549

Changes in benefit obligations and plans assets for defined benefit and post retirement benefit plans	$(663)	$(432)	$—

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

Principles of Consolidation

The Company owns 100% of Bank of Clarke County (the “Bank”) and Eagle Financial Statutory Trust II. As discussed in Note 18, the Company no longer owns Eagle Financial Statutory Trust I, which was dissolved during the second quarter of 2007. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. Eagle Financial Statutory Trust II is accounted for under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. The subordinated debt of Eagle Financial Statutory Trust II is reflected as a liability of the Company.

Trust Assets

Securities and other property held by the Eagle Investment Group in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be “other than temporary” are reflected in earnings as realized losses. In estimating “other than temporary” impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Intangible Assets

Acquired intangible assets, such as the value of purchased core deposits, are amortized over the periods benefited, not exceeding fifteen years. The book value of the Company’s core deposit intangible asset, resulting from a branch acquisition, was $135,000 at December 31, 2007. The Company estimates that it will expense $45,000 during each of the fiscal years ending December 31, 2008 through 2010 related to the amortization of this intangible asset.

Retirement Plans

The Company has a non-contributory defined benefit pension plan that covers eligible employees. Effective December 31, 2006, the pension plan was amended so that no further benefits will accrue under the plan and no additional employees may become participants. The Company makes annual contributions to the pension plan as determined by actuarial valuations and recommendations. The Company also sponsors a 401(k) savings plan under which eligible employees may defer a portion of their compensation on a pretax basis. The Company also provides a match to participants in this plan, as described more fully in Note 11.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the applicable taxing authority, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, the Company believes it is “more likely than not” that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the “more likely than not” recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent (50%) likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the applicable taxing authority upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders. Outstanding shares for 2005 have been restated for the retroactive recognition of the two-for-one stock split declared on February 15, 2006.

	2007	2006	2005
Average number of common shares outstanding	3,101,276	3,071,930	3,042,204
Effect of dilutive common stock	12,516	15,123	2,772

Average number of common shares outstanding used to calculate diluted earnings per share	3,113,792	3,087,053	3,044,976

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may change current practice for some entities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS No. 160”). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption permitted. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” In this Issue, a consensus was reached that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. The Company does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus was also reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. The Company does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued FSP No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88 and No. 106 and to the Related Staff Implementation Guides.” This FSP provides conforming amendments to the illustrations in SFAS Nos. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of SFAS No. 158. The conforming amendments made by this FSP are effective as of the effective dates of SFAS No. 158. The unaffected guidance that this FSP codifies into SFAS Nos. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The Company does not expect the implementation of FSP No. FAS 158-1 to have a material impact on its consolidated financial statements.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB No. 109”). SAB No. 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the implementation of SAB No. 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB No. 110”). SAB No. 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not expect the implementation of SAB No. 110 to have a material impact on its consolidated financial statements.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2007 and 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$27,647	$335	$(18)	$27,964
Mortgage-backed securities	16,138	89	(115)	16,112
Obligations of states and political subdivisions	2,799	20	(8)	2,811
Corporate securities	3,945	34	(159)	3,820
Restricted securities	4,010	—	—	4,010

	$54,539	$478	$(300)	$54,717

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$35,373	$38	$(395)	$35,016
Mortgage-backed securities	20,043	40	(268)	19,815
Obligations of states and political subdivisions	2,796	20	(13)	2,803
Corporate securities	1,708	45	—	1,753
Restricted securities	4,020	—	—	4,020

	$63,940	$143	$(676)	$63,407

The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$12,348	$12,337
Due after one year through five years	17,336	17,347
Due after five years through ten years	17,347	17,519
Due after ten years	3,498	3,504
Restricted securities	4,010	4,010

	$54,539	$54,717

Proceeds from sales and calls of securities available for sale were $728,000 during 2005. There were no sales and calls of securities during 2006 and 2007. Gross gains of $23,000 and gross losses of $3,000 were realized on sales and calls during 2005. There were no gains or losses realized during 2006 and 2007.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2007 and 2006 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$10,591	$18	$10,591	$18
Mortgage-backed securities	—	—	8,714	115	8,714	115
Obligations of states and political subdivisions	202	4	381	4	583	8
Corporate securities	1,823	159	—	—	1,823	159

	$2,025	$163	$19,686	$137	$21,711	$300

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$999	$1	$28,681	$394	$29,680	$395
Mortgage-backed securities	1,734	10	11,748	258	13,482	268
Obligations of states and political subdivisions	199	1	831	12	1,030	13

	$2,932	$12	$41,260	$664	$44,192	$676

Gross unrealized losses on available for sale securities included thirty-eight (38) and sixty-six (66) debt securities at December 31, 2007 and 2006, respectively. The Company evaluates its available for sale securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain a security long enough to allow for an anticipated recovery in its fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2007 and 2006 was changes in market interest rates. Since the losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary.

Amortized costs and fair values of securities held to maturity at December 31, 2007 and 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2007
	(in thousands)
Mortgage-backed securities	$282	$—	$(4)	$278
Obligations of states and political subdivisions	29,238	51	(176)	29,113

	$29,520	$51	$(180)	$29,391

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$500	$—	$(5)	$495
Mortgage-backed securities	379	—	(9)	370
Obligations of states and political subdivisions	27,338	43	(215)	27,166

	$28,217	$43	$(229)	$28,031

The amortized cost and fair value of securities being held to maturity at December 31, 2007, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,295	$1,299
Due after one year through five years	2,139	2,132
Due after five years through ten years	25,786	25,660
Due after ten years	300	300

	$29,520	$29,391

There were no sales of securities being held to maturity during 2007, 2006 and 2005.

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2007 and 2006 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2007
	(in thousands)
Mortgage-backed securities	$—	$—	$278	$4	$278	$4
Obligations of states and political subdivisions	3,465	29	16,379	147	19,844	176

	$3,465	$29	$16,657	$151	$20,122	$180

	December 31, 2006
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$495	$5	$495	$5
Mortgage-backed securities	—	—	370	9	370	9
Obligations of states and political subdivisions	8,451	37	11,257	178	19,708	215

	$8,451	$37	$12,122	$192	$20,573	$229

Gross unrealized losses on held to maturity securities included sixty-four (64) and sixty-five (65) debt securities at December 31, 2007 and 2006, respectively. The Company evaluates its available for sale securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain a security long enough to allow for an anticipated recovery in its fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2007 and 2006 was changes in market interest rates. Since the losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary.

Securities having a carrying value of $34,733,000 and $30,270,000 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 3. Loans

The composition of loans at December 31, 2007 and 2006 was as follows:

	December 31,
	2007	2006
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$33,268	$46,477
Secured by farmland	7,468	6,859
Secured by 1-4 family residential properties	182,343	173,839
Other real estate loans	111,565	101,525
Loans to farmers	1,039	1,406
Commercial and industrial loans	27,027	26,938
Consumer installment loans	25,368	28,382
All other loans	1,583	620

	$389,661	$386,046
Less: Allowance for loan losses	3,191	3,308

	$386,470	$382,738

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	December 31,
	2007	2006	2005
	(in thousands)
Balance, beginning	$3,308	$3,582	$3,265
Provision charged to operating expense	550	300	620
Recoveries added to the allowance	138	160	183
Loan losses charged to the allowance	(805)	(734)	(486)

Balance, ending	$3,191	$3,308	$3,582

Total loans past due ninety days or greater still accruing interest were $813,000, $484,000, and $294,000 at December 31, 2007, 2006 and 2005, respectively.

There were no impaired loans at December 31, 2007, 2006 or 2005.

Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 totaled $375,000 at December 31, 2005. If interest would have been accrued, such income would have been approximately $18,000 for 2005. There were no nonaccrual loans at December 31, 2006 or December 31, 2007.

NOTE 5. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(in thousands)
Land	$4,004	$3,997
Buildings and improvements	14,266	12,860
Furniture and equipment	6,054	5,584

	$24,324	$22,441
Less accumulated depreciation	7,817	7,016

Bank premises and equipment, net	$16,507	$15,425

Depreciation expense on buildings and improvements was $378,000, $355,000, and $302,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation expense on furniture and equipment was $422,000, $414,000, and $389,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. The total minimum rental commitment at December 31, 2007 under these leases was due as follows:

December 31, 2007
(in thousands)
2008	$144
2009	145
2010	113
2011	47
2012	47
Thereafter	930

$1,426

The total building and equipment rental expense was $173,000, $165,000, and $157,000 in 2007, 2006 and 2005, respectively.

NOTE 6. Deposits

The composition of deposits at December 31, 2007 and 2006 was as follows:

	December 31
	2007	2006
	(in thousands)
Noninterest bearing demand deposits	$81,763	$83,736

Savings and interest bearing demand deposits:
NOW accounts	$69,635	$72,760
Money market accounts	43,747	41,744
Regular savings accounts	33,384	36,612

	$146,766	$151,116

Time deposits:
Balances of less than $100,000	$73,681	$88,952
Balances of $100,000 and more	77,375	73,646

	$151,056	$162,598

	$379,585	$397,450

Time deposits with balances of less than $100,000 include $5,531,000 and $10,000,000 in brokered certificates of deposit at December 31, 2007 and 2006, respectively.

The outstanding balance of time deposits at December 31, 2007 was due as follows:

December 31, 2007
(in thousands)
2007	$135,108
2008	11,862
2009	2,132
2010	560
2011	1,392
Thereafter	2

$151,056

Deposit overdrafts reclassified as loans totaled $566,000 and $133,000 at December 31, 2007 and 2006, respectively.

NOTE 7. Borrowings

The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 14. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006
	(dollars in thousands)
Balance at year-end	$7,543	$—
Average balance during the year	1,026	3,838
Average interest rate during the year	5.46%	5.35%
Maximum month-end balance during the year	$7,543	$8,907
Gross lines of credit at year-end	22,000	22,000
Unused lines of credit at year-end	14,457	22,000

Securities sold under agreements to repurchase are borrowings in which the Bank obtains funds from certain customers by selling securities and simultaneously agreeing to repurchase the securities on the next business day at a given price which includes interest. The amount of borrowings through securities sold under agreements to repurchase is restricted by the amount of securities which are designated for these transactions. The following table summarizes information related to securities sold under agreement to repurchase for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006
	(dollars in thousands)
Balance at year-end	$5,440	$5,366
Average balance during the year	5,850	6,941
Average interest rate during the year	3.10%	3.07%
Maximum month-end balance during the year	$7,412	$7,825
Securities underlying the agreements at year-end:
Carrying value	7,500	9,374
Fair value	7,592	9,369

The Bank had a $100,636,000 line of credit with the Federal Home Loan Bank of Atlanta which was secured by $279,927,000 in qualified 1-4 family residential real estate and commercial real estate loans at December 31, 2007. The Company had $60,000,000 in advances outstanding at December 31, 2007; therefore, the unused line of credit totaled $40,636,000. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available to the Company.

The Company had $25,000,000 in short-term borrowings with the FHLB at December 31, 2007. The interest rates on the outstanding short-term advances at December 31, 2007 ranged from 4.57% to 5.23%. The weighted average interest rate on outstanding short-term advances at December 31, 2007 was 4.86%.

The Company had $35,000,000 in long-term borrowings with the FHLB at December 31, 2007, which matures as follows: $5,000,000 in 2008, $15,000,000 in 2009, $5,000,000 in 2011, and $10,000,000 in 2015. The interest rates on the outstanding long-term advances at December 31, 2007 ranged from 3.01% to 5.23%. The weighted average interest rate on outstanding long-term advances at December 31, 2007 was 4.19%.

NOTE 8. Income Taxes

The Company files income tax returns with the United States of America and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2004.

The adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, had no impact on the consolidated financial statements of the Company.

The net deferred tax asset at December 31, 2007 and 2006 consisted of the following components:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,023	$1,045
Deferred compensation	144	124
Accrued postretirement benefits	89	114
Accrued pension benefits	194	—
Home equity origination costs	94	102
Securities available for sale	—	181
Other	104	80

	$1,648	$1,646

Deferred tax liabilities:
Property and equipment	$503	$555
Prepaid pension benefits	—	133
Securities available for sale	60	—
Other	—	14

	$563	$702

Net deferred tax asset	$1,085	$944

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2007, 2006 and 2005 consisted of the following components:

	December 31,
	2007	2006	2005
	(in thousands)
Current tax expense	$2,257	$2,653	$2,570
Deferred tax provision (benefit)	(157)	(161)	(160)

	$2,100	$2,492	$2,410

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2007, 2006 and 2005.

	December 31,
	2007	2006	2005
	(in thousands)
Statutory federal corporate tax amount	$2,503	$2,839	$2,727
Tax-exempt interest income	(503)	(366)	(315)
Nontaxable life insurance income	(28)	—	—
Other	128	19	(2)

	$2,100	$2,492	$2,410

NOTE 9. Pension and Postretirement Benefit Plans

The Company has a funded noncontributory defined benefit pension plan that covers substantially all of its employees. The plan provides defined benefits based on years of service and final average salary. Effective December 31, 2006, the pension plan was amended so that no further benefits will accrue under the plan and no additional employees may become participants.

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

On December 31, 2006, the Company adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes. SFAS No. 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2007, or for any prior period presented, and it will not affect the Company’s consolidated net income during future periods.

The following amounts that have not been recognized in the net periodic benefit cost of the pension plan for the year ended December 31, 2007 and are included in other comprehensive income: unrecognized net actuarial loss of $699,000. The Company does not expect any of the net actuarial loss included in other comprehensive income to be recognized in the net periodic benefit cost of the pension plan during 2008.

The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2007 and are included in other comprehensive income: unrecognized net transition obligation of $5,000 and unrecognized net actuarial loss of $18,000. The transition obligation included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2008 is $3,000.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2007, 2006 and 2005 and a statement of the funded status at December 31, 2007, 2006 and 2005 for the pension and postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Pension Plan			Postretirement Benefits Plan
	2007	2006	2005	2007	2006	2005
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$3,175	$4,083	$3,615	$341	$324	$265
Service cost	—	366	350	—	—	—
Interest cost	196	243	215	20	18	15
Actuarial (gain) loss	1,063	100	79	(83)	15	58
Benefits paid	(472)	(238)	(176)	(15)	(16)	(14)
Curtailment gain	—	(1,379)	—	—	—	—

Benefit obligation, ending	$3,962	$3,175	$4,083	$263	$341	$324

Change in Plan Assets:
Fair value of plan assets, beginning	$3,567	$2,889	$2,596	$—	$—	$—
Actual return on plan assets	297	416	69	—	—	—
Employer contributions	—	500	400	15	16	14
Benefits paid	(472)	(238)	(176)	(15)	(16)	(14)

Fair value of plan assets, ending	$3,392	$3,567	$2,889	$—	$—	$—

	Pension Plan			Postretirement Benefits Plan
	2007	2006	2005	2007	2006	2005
	(in thousands)
Funded Status:
Funded status	$(570)	$392	$(1,194)	$(263)	$(341)	$(324)
Unrecognized net actuarial loss	—	—	1,865	—	—	113
Unrecognized net transition obligation	—	—	—	—	—	13
Unrecognized prior service cost	—	—	34	—	—	—

Prepaid (accrued) benefits	$(570)	$392	$705	$(263)	$(341)	$(198)

Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$392	$705	$—	$—	$—
Accrued benefit (liability)	(570)	—	—	(263)	(341)	(198)

	$(570)	$392	$705	$(263)	$(341)	$(198)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$1,060	$302	$—	$28	$120	$—
Net transition obligation	—	—	—	7	10	—
Deferred tax (benefit)	(361)	(102)	—	(12)	(45)	—

	$699	$200	$—	$23	$85	$—

The accumulated benefit obligation for the pension plan was $3,962,000, $3,175,000 and $2,825,000 at December 31, 2007, 2006 and 2005, respectively. Due to the amendment of the pension plan, the accumulated benefit obligation and projected benefit obligation are equivalent at December 31, 2007.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the years ended December 31, 2007, 2006 and 2005:

	Pension Plan			Postretirement Benefits Plan
	2007	2006	2005	2007	2006	2005
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$366	$350	$—	$—	$—
Interest cost	196	243	215	20	18	15
Expected return on plan assets	(177)	(229)	(206)	—	—	—
Amortization of prior service costs	—	34	12	—	—	—
Amortization of transition obligation	—	—	—	3	3	3
Amortization of net actuarial loss	185	97	93	9	8	3

Net periodic benefit cost	$204	$511	$464	$32	$29	$21

The total recognized net periodic benefit cost and other comprehensive income for the pension plan was $704,000, $710,000 and $464,000 during 2007, 2006 and 2005, respectively. The total recognized net periodic benefit cost and other comprehensive income for the postretirement benefits plan was ($31,000), $114,000 and $21,000 during 2007, 2006 and 2005, respectively.

The benefit obligation for the pension plan was calculated using the following assumptions; weighted average discount rate of 4.53% for 2007, 6.00% for 2006, and 6.00% for 2005 and rate of compensation increase of 5.00% for 2006 and 2005. Due to the amendment of the pension plan, no rate of compensation increase was assumed for 2007.

The net periodic benefit cost for the pension plan was calculated using the following assumptions; weighted average discount rate of 4.68% for 2007, 6.00% for 2006, and 6.00% for 2005, expected long-term return on plan assets of 5.00% for 2007, 8.00% for 2006, and 8.00% for 2005, and rate of compensation increase of 5.00% for 2006 and 2005. Due to the amendment of the pension plan, no rate of compensation increase was assumed for 2007.

The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 6.00% for 2007, 6.00% for 2006, and 5.75% for 2005. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008 and 2009, 8.00% for 2010 and 2011, and 6.00% for 2012 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2007 would have increased by $11,000 and the net periodic benefit cost for 2007 would have increased by $1,000. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2007 would have decreased by $10,000 and the net periodic benefit cost for 2007 would have decreased by $1,000.

The following table provides the pension plan’s asset allocation as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Equity securities	48%	64%
Debt securities	47%	34%
Other	5%	2%

Total	100%	100%

The investment policy of the pension plan prescribes certain target allocations for the different types of securities within the portfolio. The assets are periodically reallocated to meet these targets and the policy is reviewed periodically, under the advisement of a certified investment advisor, to determine if it should be modified. The policy’s objective is to maximize returns without undue exposure to risk. The total return of the portfolio over a three year time period should exceed the greater of 7% annually or the increase in the Consumer Price Index plus 3% annually. The pension plan’s allowable investments are: (1) cash and cash equivalents, (2) fixed income securities, which include preferred stocks, corporate debt securities, obligations of the U.S. Government and its agencies, tax-exempt and taxable securities of municipal and state governments and securities convertible to equities, and (3) readily marketable equity securities of U.S. corporations. Investment in the securities of a single issuer (excluding the U.S. Government and its agencies) must not exceed 10% of the total portfolio’s market value.

The Company did not make any contributions to the pension plan during 2007 and does not anticipate making any contributions to the pension plan during 2008.

Estimated future benefit payments at December 31, 2007, which reflect expected future service, as appropriate, were as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2008	$62	$25
2009	65	26
2010	71	27
2011	84	27
2012	104	27
2013 - 2017	737	122

NOTE 10. Stock-Based Compensation

Stock options granted prior to 2006 under the Company’s stock-based compensation plan were accounted for under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and related Interpretations.” No stock-based compensation expense associated with the stock options was reflected in net income, as each stock option granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. On December 30, 2005, the Company’s Board of Directors approved the acceleration of vesting of all unvested stock options outstanding, effective immediately. Except for the accelerated vesting, all other terms of the affected stock options remained unchanged. There were no unvested stock options outstanding at December 31, 2007 and no stock options granted during 2007 or 2006 that must be accounted for under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to its stock-based compensation plan for the year ended December 31, 2005.

2005
(in thousands, except per share amounts)
Net income, as reported	$5,612
Total stock-based compensation expense based on fair value of all awards, net of taxes	102

Pro forma net income	$5,510

Earnings per share:
Basic - as reported	$1.84
Basic - pro forma	1.81
Diluted - as reported	1.84
Diluted - pro forma	1.81

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. The following table summarizes options outstanding at December 31, 2007, 2006 and 2005:

	2007			2006		2005
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	26,000	$21.59		26,000	$21.59	26,000	$21.59
Granted	—	—		—	—	—	—
Exercised	—	—		—	—	—	—
Forfeited	—	—		—	—	—	—

Outstanding, end of year	26,000	$21.59	$30,000	26,000	$21.59	26,000	$21.59

Exercisable, end of year	26,000	$21.59	$30,000	26,000	$21.59	26,000	$21.59
Weighted average fair value of options granted during the year		$—			$—		$—

The aggregate intrinsic value in the table is equal to the amount that would have been received by the option holders had all options been exercised on December 31, 2007. It is derived from the amount by which the current market value of the underlying stock exceeds the exercise price of the option. This amount fluctuates in relation to the market value of the Company’s stock.

The following table summarizes options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.63	13,000	5.75	$21.63	13,000	$21.63
21.55	13,000	6.75	21.55	13,000	21.55

$21.55 - 21.63	26,000	6.25	$21.59	26,000	$21.59

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than six months. During 2007 and 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The following table presents the activity for Restricted Stock for the years ended December 31, 2007 and 2006:

	2007		2006		2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	9,330	$26.47	5,760	$21.58	9,600	$21.58
Granted	10,830	29.30	11,010	28.81	3,600	24.75
Vested	(8,021)	26.44	(7,440)	26.14	(7,440)	23.12
Forfeited	(369)	27.75	—	—	—	—

Nonvested, end of year	11,770	$29.06	9,330	$26.47	5,760	$21.58

The Company recognizes compensation expense over the restricted period. Compensation expense was $277,000, $254,000 and $184,000 during 2007, 2006 and 2005, respectively. The total grant date fair value of Restricted Stock which vested was $212,000 and $195,000 for the years ended December 31, 2007 and 2006, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $144,000 at December 31, 2007. This amount is expected to be recognized over a weighted average period of 1.6 years.

NOTE 11. Employee Benefits

The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2007, 2006 or 2005.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. Contributions under the plan amounted to $544,000 in 2007, $130,000 in 2006, and $120,000 in 2005. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $24,000 for 2007, $24,000 for 2006, and $2,000 for 2005. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2007 and 2006, the amount of daily average required balances were approximately $855,000 and $904,000, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250,000 at December 31, 2007 and 2006.

See Note 17 with respect to financial instruments with off-balance-sheet risk.

NOTE 13. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. Loans are granted on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. The aggregate balance of loans to directors, principal officers and their related parties was $3,695,000 and $5,641,000 at December 31, 2007 and 2006, respectively. These balances reflect total principal additions of $4,222,000 and total principal payments of $6,168,000 during 2007. Deposits are accepted on the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers. The aggregate balance of deposits from directors, principal officers and their related parties was $13,209,000 and $9,283,000 at December 31, 2007 and 2006, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2007 and 2006.

At December 31, 2007, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2007 and 2006:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
December 31, 2007:
Total Capital to Risk Weighted Assets
Consolidated	$55,840	14.25%	$31,347	8.00%	N	/A
Bank of Clarke County	$51,195	13.13%	$31,195	8.00%	$38,994		10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$52,649	13.44%	$15,674	4.00%	N	/A
Bank of Clarke County	$48,004	12.31%	$15,598	4.00%	$23,397		6.00%
Tier 1 Capital to Average Assets
Consolidated	$52,649	10.46%	$20,124	4.00%	N	/A
Bank of Clarke County	$48,004	9.62%	$19,969	4.00%	$24,961		5.00%

December 31, 2006:
Total Capital to Risk Weighted Assets
Consolidated	$51,702	13.30%	$31,092	8.00%	N	/A
Bank of Clarke County	$47,832	12.35%	$30,977	8.00%	$38,721		10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$48,394	12.45%	$15,546	4.00%	N	/A
Bank of Clarke County	$44,524	11.50%	$15,488	4.00%	$23,232		6.00%
Tier 1 Capital to Average Assets
Consolidated	$48,394	9.59%	$20,183	4.00%	N	/A
Bank of Clarke County	$44,524	8.89%	$20,031	4.00%	$25,039		5.00%

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

At December 31, 2007, the Bank’s retained earnings available for the payment of dividends to the Company was $13,142,000. Accordingly, $34,372,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2007. Funds available for loans or advances by the Bank to the Company amounted to $1,146,000 at December 31, 2007.

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

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2007	2006
Commitments to extend credit	$9,372,000	$9,584,000
Unfunded commitments under lines of credit	85,275,000	88,381,000
Commercial and standby letters of credit	5,246,000	5,056,000

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2007, none of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2007 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $505,000.

NOTE 18. Trust Preferred Capital Notes

On June 26, 2007, the Company redeemed the outstanding capital securities issued through Eagle Financial Statutory Trust I (the “Trust I”). Trust I was subsequently dissolved.

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at December 31, 2007 was 6.74%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2007, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

NOTE 19. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2007 and 2006 are summarized as follows:

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$7,706	$7,788	$7,879	$7,789
Net interest income after provision for loan losses	4,081	4,243	4,299	4,097
Noninterest income	1,343	1,704	1,617	1,528
Noninterest expenses	3,708	3,815	4,101	3,927
Income before income taxes	1,716	2,132	1,815	1,698
Net income	1,218	1,526	1,293	1,224
Net income per common share, basic	0.39	0.49	0.42	0.40
Net income per common share, diluted	0.39	0.49	0.42	0.39
Dividends per common share	0.16	0.16	0.16	0.16

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,728	$7,268	$7,468	$7,745
Net interest income after provision for loan losses	4,298	4,456	4,237	4,213
Noninterest income	1,294	1,343	1,397	1,413
Noninterest expenses	3,422	3,529	3,692	3,658
Income before income taxes	2,170	2,270	1,942	1,968
Net income	1,503	1,596	1,393	1,366
Net income per common share, basic	0.49	0.52	0.45	0.45
Net income per common share, diluted	0.49	0.52	0.45	0.44
Dividends per common share	0.14	0.15	0.15	0.16

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

Securities: The fair value, excluding restricted securities, was based on quoted market prices. The fair value of restricted securities approximated the carrying amount based on the redemption provisions of the issuers.

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

Off-balance-sheet financial instruments: The fair value of commitments to extend credit was estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the credit worthiness of the counterparties. The fair value of fixed rate loan commitments also considered the difference between current interest rates and the committed interest rates. The fair value of standby letters of credit was estimated using the fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties. At December 31, 2007 and 2006, the fair value of loan commitments and standby letters of credit was considered immaterial; therefore, they are not included in the table below.

The carrying amount and fair value of the Company’s financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and short-term investments	$13,568	$13,568	$15,962	$15,962
Securities	84,237	84,108	91,624	91,438
Loans, net	386,470	394,725	382,738	382,970
Accrued interest receivable	2,279	2,279	2,290	2,290

Financial liabilities:
Deposits	$379,585	$381,484	$397,450	$397,520
Federal funds purchased and securities sold under agreements to repurchase	12,983	12,983	5,366	5,366
Federal Home Loan Bank advances	60,000	60,187	60,000	60,812
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	716	716	677	677

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

NOTE 21. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2007 and 2006

(dollars in thousands)

	2007	2006
Assets
Cash held in subsidiary bank	$548	$195
Securities available for sale	3,773	3,272
Investment in subsidiaries, at cost, plus undistributed net income	47,514	44,047
Investment in limited partnership	—	38
Other assets	598	612

Total assets	$52,433	$48,164

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217	$7,217
Other liabilities	38	10

Total liabilities	$7,255	$7,227

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	7,798	7,712
Surplus	7,153	6,299
Retained earnings	30,832	27,563
Accumulated other comprehensive income	(605)	(637)

Total shareholders’ equity	$45,178	$40,937

Total liabilities and shareholders’ equity	$52,433	$48,164

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands)

	2007	2006	2005
Income
Dividends from subsidiary bank	$2,200	$1,200	$1,200
Interest on loans	—	—	1
Interest and dividends on securities available for sale	154	151	155
(Loss) on equity investments	(8)	(10)	(13)
Gain on sale of securities	—	—	11
Other income	(71)	27	10

Total income	$2,275	$1,368	$1,364

Expenses
Interest expense on borrowings	$569	$606	$479
Other operating expenses	130	170	152

Total expenses	$699	$776	$631

Income before income tax (benefit) and equity in undistributed net income of subsidiary bank	$1,576	$592	$733

Income Tax (Benefit)	(251)	(246)	(191)

Income before equity in undistributed net income of subsidiary bank	$1,827	$838	$924

Equity in Undistributed Net Income of Subsidiary Bank	3,434	5,020	4,688

Net income	$5,261	$5,858	$5,612

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands)

	2007	2006	2005
Cash Flows from Operating Activities
Net Income	$5,261	$5,858	$5,612
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	51	71	68
Loss on equity investment	8	10	13
Premium amortization (discount accretion) on securities	(1)	(1)	(1)
(Gain) on securities	—	—	(11)
Undistributed earnings of subsidiary bank	(3,434)	(5,020)	(4,688)
Changes in assets and liabilities:
(Increase) decrease in other assets	3	(20)	7
Increase in other liabilities	14	6	4

Net cash provided by operating activities	$1,902	$904	$1,004

Cash Flows from Investing Activities
Purchase of securities available for sale	$(500)	$(200)	$(835)
Proceeds from maturities of securities available for sale	—	—	609
Net decrease in loans	—	—	41

Net cash (used in) investing activities	$(500)	$(200)	$(185)

Cash Flows from Financing Activities
Cash dividends paid	$(1,426)	$(1,258)	$(970)
Proceeds from issuance of common stock, employee benefit plan	100	145	98
Stock-based compensation expense	277	254	184

Net cash (used in) financing activities	$(1,049)	$(859)	$(688)

Increase (decrease) in cash	$353	$(155)	$131
Cash
Beginning	$195	$350	$219

Ending	$548	$195	$350

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s report on internal control over financial reporting and the audit report of the Registered Public Accounting Firm for the year ended December 31, 2007 are included in Item 8 of the annual report on Form 10-K.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. The audit report on internal control over financial reporting included in the Report of Independent Registered Public Accounting Firm is included in Item 8 of this report and incorporated by reference into this item.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 21, 2008.

Item 11.	Executive Compensation

The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 21, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 21, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 21, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting of Shareholders to be held May 21, 2008.

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

(a)(3) Exhibits

The following exhibits, as applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.5	Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.6	Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.7	Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).*

10.8	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.9	Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.10	Employment Agreement of Jeffrey S. Boppe (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 22, 2007).*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2008.

Signature	Title

/s/ JOHN R. MILLESON	President, Chief Executive Officer, and Director
John R. Milleson	(principal executive officer)

/s/ JAMES W. MCCARTY, JR.	Vice President, Chief Financial Officer, and Secretary-Treasurer
James W. McCarty, Jr.	(principal financial and accounting officer)

/s/ THOMAS T. GILPIN	Chairman of the Board and Director
Thomas T. Gilpin

/s/ LEWIS M. EWING	Vice Chairman of the Board and Director
Lewis M. Ewing

/s/ THOMAS T. BYRD	Director
Thomas T. Byrd

/s/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/s/ DOUGLAS C. RINKER	Director
Douglas C. Rinker

/s/ ROBERT W. SMALLEY, JR.	Director
Robert W. Smalley, Jr.

/s/ JOHN D. STOKELY, JR.	Director
John D. Stokely, Jr.

/s/ JAMES T. VICKERS	Director
James T. Vickers

/s/ RANDALL G. VINSON	Director
Randall G. Vinson

/s/ JAMES R. WILKINS, JR	Director
James R. Wilkins, Jr.