Form 10-Q
period 2008-03-31
EAGLE FINANCIAL SERVICES INC
filed 2008-05-09
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 1, 2008 was 3,142,523.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$10,768	$13,568
Federal funds sold	1,326	—
Securities available for sale, at fair value	97,960	54,717
Securities held to maturity (fair value: 2008, $0; 2007, $29,391)	—	29,520
Loans, net of allowance for loan losses of $3,305 in 2008 and $3,191 in 2007	384,292	386,470
Bank premises and equipment, net	16,420	16,507
Other assets	7,053	6,769

Total assets	$517,819	$507,551

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$80,968	$81,763
Savings and interest bearing demand deposits	144,584	146,766
Time deposits	149,989	151,056

Total deposits	$375,541	$379,585
Federal funds purchased and securities sold under agreements to repurchase	15,505	12,983
Federal Home Loan Bank advances	70,000	60,000
Trust preferred capital notes	7,217	7,217
Other liabilities	3,079	2,588
Commitments and contingent liabilities	—	—

Total liabilities	$471,342	$462,373

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 5,000,000 shares; issued 2008, 3,142,523; issued 2007, 3,130,801 shares	7,822	7,798
Surplus	7,256	7,153
Retained earnings	32,019	30,832
Accumulated other comprehensive income	(620)	(605)

Total shareholders’ equity	$46,477	$45,178

Total liabilities and shareholders’ equity	$517,819	$507,551

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Interest and Dividend Income
Interest and fees on loans	$6,491	$6,704
Interest on federal funds sold	28	43
Interest on securities held to maturity:
Taxable interest income	—	10
Interest income exempt from federal income taxes	—	251
Interest and dividends on securities available for sale:
Taxable interest income	594	601
Interest income exempt from federal income taxes	297	29
Dividends	182	66
Interest on deposits in banks	2	2

Total interest and dividend income	$7,594	$7,706

Interest Expense
Interest on deposits	2,115	2,778
Interest on federal funds purchased and securities sold under agreements to repurchase	107	46
Interest on Federal Home Loan Bank advances	724	572
Interest on trust preferred capital notes	108	154

Total interest expense	$3,054	$3,550

Net interest income	$4,540	$4,156
Provision For Loan Losses	200	75

Net interest income after provision for loan losses	$4,340	$4,081

Noninterest Income
Income from fiduciary activities	$219	$268
Service charges on deposit accounts	553	520
Other service charges and fees	711	534
Gain on the sale of loans	376	—
Other operating income	63	21

Total noninterest income	$1,922	$1,343

Noninterest Expenses
Salaries and employee benefits	$2,297	$2,263
Occupancy expenses	287	280
Equipment expenses	171	160
Advertising and marketing expenses	88	100
Stationery and supplies	92	73
ATM network fees	103	115
Other operating expenses	844	717

Total noninterest expenses	$3,882	$3,708

Income before income taxes	$2,380	$1,716
Income Tax Expense	691	498

Net income	$1,689	$1,218

Earnings Per Share
Net income per common share, basic	$0.54	$0.39

Net income per common share, diluted	$0.54	$0.39

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2006	$7,712	$6,299	$27,563	$(637)		$40,937
Comprehensive income:
Net income			1,218		$1,218	1,218
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $51				99	99	99

Total comprehensive income					$1,317

Issuance of common stock, employee benefit plan (3,635 shares)	9	91				100
Issuance of restricted stock, stock incentive plan (2,101 shares)	5	(5)				-
Stock-based compensation expense		34				34
Issuance of common stock, dividend investment plan (5,250 shares)	13	131				144
Dividends declared ($0.16 per share)			(496)			(496)

Balance, March 31, 2007	$7,739	$6,550	$28,285	$(538)		$42,036

Balance, December 31, 2007	$7,798	$7,153	$30,832	$(605)		$45,178
Comprehensive income:
Net income			1,689		$1,689	1,689
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $8				(15)	(15)	(15)

Total comprehensive income					$1,674

Issuance of restricted stock, stock incentive plan (3,075 shares)	8	(8)				-
Income tax benefit on vesting of restricted stock		(6)				(6)
Stock-based compensation expense		(3)				(3)
Issuance of common stock, dividend investment plan (6,561 shares)	16	120				136
Dividends declared ($0.16 per share)			(502)			(502)

Balance, March 31, 2008	$7,822	$7,256	$32,019	$(620)		$46,477

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$1,689	$1,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202	181
Amortization of intangible and other assets	34	62
Loss on equity investment	—	2
Provision for loan losses	200	75
Accrual of restricted stock awards	(3)	34
Premium amortization (discount accretion) on securities, net	(7)	6
Changes in assets and liabilities:
Decrease in other assets	381	284
Increase in other liabilities	498	300

Net cash provided by operating activities	$2,994	$2,162

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$—	$230
Proceeds from maturities and principal payments of securities available for sale	11,664	3,716
Purchases of securities held to maturity	(25,403)	—
Purchases of bank premises and equipment	(114)	(558)
Net decrease in loans	1,273	1,581

Net cash provided by (used in) investing activities	$(12,580)	$4,969

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, money market and savings accounts	$(2,977)	$4,326
Net (decrease) increase in certificates of deposit	(1,067)	417
Net increase in federal funds purchased and securities sold under agreements to repurchase	2,522	881
Net increase (decrease) in Federal Home Loan Bank advances	10,000	(10,000)
Issuance of common stock, employee benefit plan	—	100
Cash dividends paid	(366)	(352)

Net cash provided by (used in ) financing activities	$8,112	$(4,628)

(continued)

	Three Months Ended March 31,
	2008	2007
(Decrease) increase in cash and cash equivalents	$(1,474)	$2,503
Cash and Cash Equivalents
Beginning	13,568	11,079

Ending	$12,094	$13,582

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,083	$3,520

Income taxes	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$(23)	$150

Other real estate acquired in settlement of loans	$919	$215

Issuance of common stock, dividend investment plan	$136	$143

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2008

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2008 and December 31, 2007, the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	11,770	$29.06	9,330	$26.47
Granted	6,830	22.99	6,830	30.00
Vested	(3,075)	28.92	(2,101)	27.75
Forfeited	(1,669)	28.67	(369)	27.75

Nonvested, end of period	13,856	$26.14	13,690	$28.00

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2008 and 2007 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended March 31,
	2008	2007
Average number of common shares outstanding	3,125,355	3,089,276
Effect of dilutive common stock	7,015	12,850

Average number of common shares outstanding used to calculate diluted earnings per share	3,132,370	3,102,126

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2008 and December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$24,158	$702	$—	$24,860
Mortgage-backed securities	23,406	251	(1)	23,656
Obligations of states and				—
political subdivisions	31,654	213	(74)	31,793
Corporate securities	8,503	49	(745)	7,807
Equity securities	5,635	—	(240)	5,395
Restricted stock	4,449	—	—	4,449

	$97,805	$1,215	$(1,060)	$97,960

	December 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$27,647	$335	$(18)	$27,964
Mortgage-backed securities	16,138	89	(115)	16,112
Obligations of states and political subdivisions	2,799	20	(8)	2,811
Corporate securities	3,945	34	(159)	3,820
Restricted securities	4,010	—	—	4,010

	$54,539	$478	$(300)	$54,717

There were no sales of securities available for sale during the first three months of 2007 and 2008.

During March 2008, the Company’s Board of Directors approved changing the designation of all securities to available for sale. In accordance with generally accepted accounting principles, the Company is prohibited from designating any securities as held to maturity for the foreseeable future. Securities with a total amortized cost of $28,818,000 and a total fair value of $28,939,000 were transferred from held to maturity to available for sale, which resulted in an unrealized gain of $121,000. The resulting net unrealized gain of $80,000 was included in other comprehensive income.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2008 and December 31, 2007 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2008
	(in thousands)
Mortgage-backed securities	4,464	1	—	—	4,464	1
Obligations of states and political subdivisions	10,677	57	678	17	11,355	74
Corporate securities	4,165	745	—	—	4,165	745
Equity securities	4,384	240	—	—	4,384	240

	$23,690	$1,043	$678	$17	$24,368	$1,060

	December 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$10,591	$18	$10,591	$18
Mortgage-backed securities	—	—	8,714	115	8,714	115
Obligations of states and political subdivisions	202	4	381	4	583	8
Corporate securities	1,823	159	—	—	1,823	159

	$2,025	$163	$19,686	$137	$21,711	$300

Gross unrealized losses on available for sale securities included fifty-three (53) and thirty-eight (38) debt securities at March 31, 2008 and December 31, 2007, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2008 and December 31, 2007 was changes in market interest rates. Since the losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary.

Amortized costs and fair values of securities held to maturity at December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2007
	(in thousands)
Mortgage-backed securities	$282	$—	$(4)	$278
Obligations of states and political subdivisions	29,238	51	(176)	29,113

	$29,520	$51	$(180)	$29,391

The fair value and gross unrealized losses for securities held to maturity, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2007 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2007
	(in thousands)
Mortgage-backed securities	$—	$—	$278	$4	$278	$4
Obligations of states and political subdivisions	3,465	29	16,379	147	19,844	176

	$3,465	$29	$16,657	$151	$20,122	$180

Gross unrealized losses on held to maturity securities included sixty-four (64) debt securities at December 31, 2007, respectively. The Company evaluates its available for sale securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain a security long enough to allow for an anticipated recovery in its fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2007 was changes in market interest rates. Since the losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary.

NOTE 5. Loans

The composition of loans at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$35,427	$33,268
Secured by farmland	7,041	7,468
Secured by 1-4 family residential properties	181,209	182,343
Other real estate loans	114,175	111,565
Loans to farmers	1,137	1,039
Commercial and industrial loans	25,409	27,027
Consumer installment loans	21,214	25,368
All other loans	1,985	1,583

	$387,597	$389,661
Less: Allowance for loan losses	3,305	3,191

	$384,292	$386,470

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007 were as follows:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007	Three Months Ended March 31, 2007
	(in thousands)
Balance, beginning	$3,191	$3,308	$3,308
Provision charged to operating expense	200	550	75
Recoveries added to the allowance	13	138	40
Loan losses charged to the allowance	(99)	(805)	(113)

Balance, ending	$3,305	$3,191	$3,310

Total loans past due ninety days or greater still accruing interest were $624,000 and $813,000 at March 31, 2008 and December 31, 2007, respectively. There were no impaired loans at March 31, 2008 or December 31, 2007. There were no nonaccrual loans at March 31, 2008 or December 31, 2007.

NOTE 7. Deposits

The composition of deposits at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Noninterest bearing demand deposits	$80,968	$81,763

Savings and interest bearing demand deposits:
NOW accounts	$63,029	$69,635
Money market accounts	47,353	43,747
Regular savings accounts	34,202	33,384

	$144,584	$146,766

Time deposits:
Balances of less than $100,000	$71,051	$73,681
Balances of $100,000 and more	78,938	77,375

	$149,989	$151,056

	$375,541	$379,585

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three months ended March 31, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	45	49	4	5
Expected return on plan assets	(42)	(44)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	1
Amortization of net actuarial loss	41	46	—	2

Net periodic benefit cost	$44	$51	$4	$8

Note 9 to the consolidated financial statements in the 2007 Form 10-K stated that the Company did not anticipate making any contributions to its pension during 2008. The Company did not make any contributions during the first three months of 2008.

NOTE 9. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at March 31, 2008 was 4.70%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2008, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

NOTE 10. Fair Value Measurements

FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following sections provide a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Impaired Loans: SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

NOTE 11. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires the Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS No. 160 to have a material impact on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS No. 161 to have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2007 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2008, the Company had total assets of $517,819,000, net loans of $384,292,000, total deposits of $375,541,000 and shareholders’ equity of $46,477,000. The Company’s net income was $1,689,000 for the three months ended March 31, 2008.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2007 Form 10-K, provides additional information related to the allowance for loan losses.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the first three months of 2008 was $1,689,000, an increase of $471,000 or 38.7% as compared to net income for the first three months of 2007 of $1,218,000. Earnings per share, basic and diluted, were $0.54 and $0.39 the first three months of 2008 and 2007, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first three months of 2008 and 2007 was 1.32% and 0.96%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first three months of 2008 and 2007 was 14.75% and 11.80%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $4,540,000 and $4,156,000 for the first three months of 2008 and 2007, respectively, which represents an increase of $384,000 or 9.2%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $7,594,000 and $7,706,000 for the first three months of 2008 and 2007, respectively, which represents a decrease of $112,000 or 1.5%. Total interest expense was $3,054,000 and $3,550,000 for the first three months of 2008 and 2007, respectively, which represents a decrease of $496,000 or 14.0%.

The net interest margin was 3.90% and 3.61% for the first three months of 2008 and 2007, respectively. The increase of 29 basis points in the net interest margin was due to a greater decrease in the average rate on interest-bearing liabilities than the tax-equivalent yield on average earning assets. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2008 and 2007. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
GAAP Financial Measurements:
Interest Income—Loans	$6,491	$6,704
Interest Income—Securities and Other Interest-Earnings Assets	1,103	1,002
Interest Expense—Deposits	2,115	2,778
Interest Expense—Other Borrowings	939	772

Total Net Interest Income	$4,540	$4,156
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income—Loans	$21	$18
Add: Tax Benefit on Tax-Exempt Interest Income—Securities	153	144

Total Tax Benefit on Tax-Exempt Interest Income	$174	$162

Tax-Equivalent Net Interest Income	$4,714	$4,318

The tax-equivalent yield on earning assets decreased 16 basis points from 6.58% to 6.42% for the first three months of 2007 and 2008, respectively. The tax-equivalent yield on securities increased 56 basis points from 4.90% to 5.46% for the first three months of 2007 and 2008, respectively. The tax-equivalent yield on loans decreased 32 basis points from 7.00% to 6. 68% for the first three months of 2007 and 2008, respectively. The average rate on interest bearing liabilities decreased 53 basis points from 3.70% to 3.17% for the first three months of 2007 and 2008, respectively. These changes were caused primarily by deposit pricing and product mix. The average rate on interest bearing deposits decreased 64 basis points from 3.51% to 2.87% for the first three months of 2007 and 2008. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 21 basis points from 3.32% to 3.11% for the first three months of 2007 and 2008. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which was decreased from 4.25% to 2.25% during the first quarter of 2008. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 3 basis points from 4.21% to 4.18% for the first three months of 2007 and 2008.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $200,000 and $75,000 for the first three months of 2008 and 2007, respectively. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at March 31, 2008.

Noninterest Income

Total noninterest income for the first three months of 2008 and 2007 was $1,922,000 and $1,343,000, respectively, which represents an increase of $579,000 or 43.1%. This increase can be primarily attributed to a gain on the sale of loans during the first quarter of 2008. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during the first three months of 2008 and 2007.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, decreased $49,000 or 18.3% from $268,000 for the first three months of 2007 to $219,000 for the first three months of 2008. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $33,000 or 6.4% from $520,000 to $553,000 for the first three months of 2007 and 2008, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees increased $177,000 or 33.2% from $534,000 for the first three months of 2007 to $711,000 for the first three months of 2008. The amount of other services charges and fees is comprised primarily of commission from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group increased $96,000 or 60.8% from $158,000 to $254,000 for the first three months of 2007 and 2008, respectively. The amount of fees generated from the Bank’s ATM/debit card programs increased $56,000 or 33.5% from $167,000 to $223,000 for the first three months of 2007 and 2008, respectively.

The gain on the sale of loans in the amount of $376,000 was generated from the credit card portfolio.

Other operating income increased $42,000 from $21,000 to $63,000 for the first three months of 2007 and 2008, respectively.

Noninterest Expenses

Total noninterest expenses increased $174,000 or 4.7% from $3,708,000 to $3,882,000 for the first three months of 2007 and 2008, respectively. The efficiency ratio of the Company was 58.50% and 65.49% for the three months ended March 31, 2008 and 2007. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.0% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $34,000 or 1.5% from $2,263,000 for the first three months of 2007 to $2,297,000 for the first three months of 2008. Occupancy expenses increased $7,000 or 2.5% from $280,000 to $287,000 for the first three months of 2007 and 2008, respectively. Equipment expenses increased $11,000 or 6.9% from $160,000 to $171,000 for the first three months of 2007 and 2008, respectively.

Advertising and marketing expenses decreased $12,000 or 12.0% from $100,000 to $88,000 for the first three months of 2007 and 2008, respectively. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

Other operating expenses increased $127,000 or 17.7% from $717,000 to $844,000 for the first three months of 2007 and 2008, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $691,000 and $498,000 for the first three months of 2008 and 2007, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 29.03% and 29.02% for the first three months of 2008 and 2007, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $97,960,000 at March 31, 2008 as compared to $84,237,000 at December 31, 2007. This represents an increase of $13,723,000 or 16.3%. The Company purchased $25,403,000 in securities during the first three months of 2008. The Company had total maturities and principal repayments of $11,664,000 during the first three months of 2008. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2008. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2008 and December 31, 2007.

The Company had $29,520,000 in securities classified as held to maturity at December 31, 2007. The Company had $97,960,000 and $54,717,000 in securities classified as available for sale at March 31, 2008 and December 31, 2007, respectively. The Company had an unrealized gain on available for sale securities of $155,000 at March 31, 2008 as compared to an unrealized gain of $178,000 at December 31, 2007. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $387,597,000 and $389,661,000 at March 31, 2008 and December 31, 2007, respectively. This represents a decrease of $2,064,000 or 0.5% for the first three months of 2008. The ratio of loans to deposits increased during the first quarter of 2008 from 102.7% at December 31, 2007 to 103.2% at March 31, 2008. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2008 and December 31, 2007.

Loans secured by real estate were $337,852,000 or 87.2% and $334,644,000 or 85.9% of total loans at March 31, 2008 and December 31, 2007, respectively. This represents an increase of $3,208,000 or 1.0% during the first three months of 2008. Consumer installment loans were $21,214,000 or 5.5% and $25,368,000 or 6.5% of total loans at March 31, 2008 and December 31, 2007, respectively. This represents a decrease of $4,154,000 or 16.4% during the first three months of 2008. Commercial and industrial loans were $25,409,000 or 6.6% and $27,027,000 or 7.0% of total loans at March 31, 2008 and December 31, 2007, respectively. This represents a decrease of $1,618,000 or 6.0% for the first three months of 2008.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007. Charged-off loans were $99,000 and $113,000 for the three months ended March 31, 2008 and 2007, respectively. Recoveries were $13,000 and $40,000 for the three months ended March 31, 2008 and 2007, respectively. This resulted in net charge-offs of $86,000 and $73,000 for the three months ended March 31, 2008 and 2007, respectively. The allowance for loan losses as a percentage of loans was 0.85% at March 31, 2008 and 0.82% at December 31, 2007. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). There were no nonaccrual loans at March 31, 2008 and December 31, 2007, respectively. Other real estate owned was $919,000 and $215,000 at March 31, 2008 or December 31, 2007, respectively. The percentage of nonperforming assets to loans and other real estate owned was 0.24% at March 31, 2008. Total loans past due 90 days or more and still accruing interest were $624,000 or 0.16% and $813,000 or 0.21% of total loans at March 31, 2008 and December 31, 2007, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $24,665,000 and $25,731,000 at March 31, 2008 and December 31, 2007, respectively. This represents a decrease of $1,066,000 or 4.1% during the first three months of 2008. At March 31, 2008, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $1,510,000 in specific allocations for these loans.

Deposits

Total deposits were $375,541,000 and $379,585,000 at March 31, 2008 and December 31, 2007, respectively. This represents a decrease of $4,044,000 or 1.1% during the first three months of 2008. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2008 and December 31, 2007.

Noninterest-bearing demand deposits, which are comprised of checking accounts, decreased $795,000 or 1.0% from $81,763,000 at December 31, 2007 to $80,968,000 at March 31, 2008. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, decreased $2,182,000 or 1.5% from $146,766,000 at December 31, 2007 to $144,584,000 at March 31, 2008. Time deposits decreased $1,067,000 or 0.7% from $151,056,000 at December 31, 2007 to $149,989,000 at March 31, 2008. This is comprised of an increase in time deposits of $100,000 and more of $1,563,000 or 2.0% and a decrease in time deposits of less than $100,000 of $2,630,000 or 3.6%. Certificates of deposit of less than $100,000 also include $5,531,000 in brokered certificates of deposit. Brokered certificates of deposit remained unchanged from December 31, 2007 to March 31, 2008.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $291,072,000 or 77.5% and $296,679,000 or 78.2% of total deposits at March 31, 2008 and December 31, 2007, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2008 was $46,477,000, reflecting a percentage of total assets of 8.98%, as compared to $45,178,000 and 8.90% at December 31, 2007. Shareholders’ equity per share increased $0.36 or 2.5% to $14.79 per share at March 31, 2008 from $14.43 per share at December 31, 2007. During the first quarters of 2008 and 2007, the Company paid a dividend of $0.16 per share. Total dividends paid during 2007 were $0.64 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 13.37% at March 31, 2008 as compared to 13.44% at December 31, 2007. The Company’s total risk-based capital ratio was 14.20% at March 31, 2008 as compared to 14.25% at December 31, 2007. The Company’s Tier 1 capital to average total assets ratio was 10.51% at March 31, 2008 as compared to 10.46% at December 31, 2007. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2008, liquid assets totaled $193,112,000 as compared to $187,987,000 at December 31, 2007. These amounts represent 41.0% and 40.7% of total liabilities at March 31, 2008 and December 31, 2007, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2007 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of May, 2008.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

By:	/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr.
Vice President, Chief Financial Officer and Secretary-Treasurer