Form 10-Q
period 2008-06-30
EAGLE FINANCIAL SERVICES INC
filed 2008-08-08
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 1, 2008 was 3,153,586.

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$9,687	$13,568
Federal funds sold	—	—
Securites available for sale, at fair value	97,675	54,717
Securities held to maturity (fair value: 2007, $29,391)	—	29,520
Loans, net of allowance for loan losses of $3,333 in 2008 and $3,191 in 2007	387,327	386,470
Bank premises and equipment, net	15,681	16,507
Other assets	8,069	6,769

Total assets	$518,439	$507,551

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$81,065	$81,763
Savings and interest bearing demand deposits	154,827	146,766
Time deposits	136,295	151,056

Total deposits	$372,187	$379,585
Federal funds purchased and securities sold under agreements to repurchase	19,324	12,983
Federal Home Loan Bank advances	70,000	60,000
Trust preferred capital notes	7,217	7,217
Other liabilities	2,810	2,588
Commitments and contingent liabilities	—	—

Total liabilities	$471,538	$462,373

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2008, 3,153,586; issued 2007, 3,130,801 shares	7,839	7,798
Surplus	7,418	7,153
Retained earnings	33,566	30,832
Accumulated other comprehensive income	(1,922)	(605)

Total shareholders’ equity	$46,901	$45,178

Total liabilities and shareholders’ equity	$518,439	$507,551

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and Dividend Income
Interest and fees on loans	$6,194	$6,818	$12,685	$13,522
Interest on federal funds sold	8	35	36	78
Interest on securities held to maturity:
Taxable interest income	—	8	—	18
Interest income exempt from federal income taxes	—	255	—	506
Interest and dividends on securities available for sale:
Taxable interest income	691	591	1,285	1,192
Interest income exempt from federal income taxes	290	29	587	58
Dividends	219	50	401	116
Interest on deposits in banks	1	2	3	4

Total interest and dividend income	$7,403	$7,788	$14,997	$15,494

Interest Expense
Interest on deposits	$1,694	$2,734	$3,809	$5,512
Interest on federal funds purchased and securities sold under agreements to repurchase	130	57	237	103
Interest on Federal Home Loan Bank advances	640	517	1,364	1,089
Interest on trust preferred capital notes	81	162	189	316

Total interest expense	$2,545	$3,470	$5,599	$7,020

Net interest income	$4,858	$4,318	$9,398	$8,474
Provision For Loan Losses	300	75	500	150

Net interest income after provision for loan losses	$4,558	$4,243	$8,898	$8,324

Noninterest Income
Income from fiduciary activities	$274	$221	$493	$489
Service charges on deposit accounts	584	563	1,137	1,083
Other service charges and fees	717	734	1,428	1,268
Gain on the sale of loans	—	—	376	—
Gain on the sale of bank premises and equipment	742	—	742	—
Other operating income	152	186	215	207

Total noninterest income	$2,469	$1,704	$4,391	$3,047

Noninterest Expenses
Salaries and employee benefits	$2,321	$2,215	$4,618	$4,478
Occupancy expenses	358	280	645	560
Equipment expenses	175	212	346	372
Advertising and marketing expenses	90	104	178	204
Stationery and supplies	101	86	193	159
ATM network fees	112	62	215	177
Other operating expenses	909	856	1,753	1,573

Total noninterest expenses	$4,066	$3,815	$7,948	$7,523

Income before income taxes	$2,961	$2,132	$5,341	$3,848
Income Tax Expense	880	606	1,571	1,104

Net income	$2,081	$1,526	$3,770	$2,744

Earnings Per Share
Net income per common share, basic	$0.66	$0.49	$1.20	$0.88

Net income per common share, diluted	$0.66	$0.49	$1.20	$0.88

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2006	$7,712	$6,299	$27,563	$(637)		$40,937
Comprehensive income:
Net income			2,744		$2,744	2,744
Other comprehensive loss:
Unrealized holding losses arising during the period, net of deferred income taxes of $125				(243)	(243)	(243)

Total comprehensive income					$2,501

Issuance of common stock, employee benefit plan (3,635 shares)	9	91				100
Issuance of restricted stock, stock incentive plan (2,101 shares)	5	(5)				—
Income tax benefit on vesting of restricted stock		1				1
Stock-based compensation expense		79				79
Issuance of common stock, dividend investment plan (10,619 shares)	26	259				285
Dividends declared ($0.32 per share)			(993)			(993)

Balance, June 30, 2007	$7,752	$6,724	$29,314	$(880)		$42,910

Balance, December 31, 2007	$7,798	$7,153	$30,832	$(605)		$45,178
Comprehensive income:
Net income			3,770		$3,770	3,770
Other comprehensive income:
Unrealized holding losses arising during the period, net of deferred income taxes of $678				(1,317)	(1,317)	(1,317)

Total comprehensive income					$2,453

Issuance of restricted stock, stock incentive plan (3,075 shares)	8	(8)				—
Income tax benefit on vesting of restricted stock		(6)				(6)
Stock-based compensation expense		31				31
Issuance of common stock, dividend investment plan (13,624 shares)	33	248				281
Dividends declared ($0.33 per share)			(1,036)			(1,036)

Balance, June 30, 2008	$7,839	$7,418	$33,566	$(1,922)		$46,901

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$3,770	$2,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	404	369
Amortization of intangible and other assets	70	123
Loss on equity investment	—	5
Provision for loan losses	500	150
(Gain) on the sale of loans	(376)	—
(Gain) on the sale of bank premises and equipment	(742)	—
Accrual of restricted stock awards	(3)	79
Premium amortization (discount accretion) on securities, net	(9)	11
Changes in assets and liabilities:
Decrease in other assets	135	134
Increase in other liabilities	229	56

Net cash provided by operating activities	$3,978	$3,671

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$—	$759
Proceeds from maturities and principal payments of securities available for sale	15,361	11,753
Purchases of securities held to maturity	—	(1,269)
Purchases of securities available for sale	(30,786)	(7,699)
Proceeds from the sale of bank premises and equipment	1,395	—
Purchases of bank premises and equipment	(230)	(1,479)
Proceeds from the sale of loans	2,783	—
Net decrease (increase) decrease in loans	(4,570)	3,479

Net cash provided by (used in) investing activities	$(16,047)	$5,544

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$7,363	$3,237
Net (decrease) increase in certificates of deposit	(14,761)	(6,990)
Net increase in federal funds purchased and securities sold under agreements to repurchase	6,341	415
Net increase (decrease) in Federal Home Loan Bank advances	10,000	(10,000)
Issuance of common stock, employee benefit plan	—	100
Cash dividends paid	(755)	(708)

Net cash provided by (used in ) financing activities	$8,188	$(13,946)

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Six Months Ended June 30,
	2008	2007
(Decrease) increase in cash and cash equivalents	$(3,881)	$(4,731)
Cash and Cash Equivalents
Beginning	13,568	15,962

Ending	$9,687	$11,231

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,652	$6,957

Income taxes	$1,450	$1,100

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) on securities available for sale	$(1,995)	$(368)

Other real estate acquired in settlement of loans	$805	$215

Issuance of common stock, dividend investment plan	$281	$286

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2008

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2008 and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The Company recognizes compensation expense over the restriction period. Compensation expense was $17,000 and $79,000 during the six months ended June 30, 2008 and 2007, respectively. The following table presents Restricted Stock activity for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	11,770	$29.06	9,330	$26.47
Granted	10,830	22.14	6,830	30.00
Vested	(3,075)	28.92	(2,101)	27.75
Forfeited	(4,033)	27.13	(369)	27.75

Nonvested, end of period	15,492	$24.75	13,690	$28.00

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 31, 2008 and 2007 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average number of common shares outstanding	3,132,315	3,098,315	3,128,835	3,093,820
Effect of dilutive common stock	5,846	13,690	6,432	13,271

Average number of common shares outstanding used to calculate diluted earnings per share	3,138,161	3,112,005	3,135,267	3,107,091

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2008 and December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$24,546	$251	$(194)	$24,603
Mortgage-backed securities	22,197	51	(328)	21,920
Obligations of states and				—
political subdivisions	30,277	65	(250)	30,092
Corporate securities	12,981	37	(1,024)	11,994
Equity securities	5,043	3	(429)	4,617
Restricted stock	4,449	—	—	4,449

	$99,493	$407	$(2,225)	$97,675

	December 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$27,647	$335	$(18)	$27,964
Mortgage-backed securities	16,138	89	(115)	16,112
Obligations of states and political subdivisions	2,799	20	(8)	2,811
Corporate securities	3,945	34	(159)	3,820
Restricted securities	4,010	—	—	4,010

	$54,539	$478	$(300)	$54,717

There were no sales of securities available for sale during the first six months of 2007 and 2008.

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

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2008 and December 31, 2007 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	6,805	194	—	—	6,805	194
Mortgage-backed securities	15,715	328	—	—	15,715	328
Obligations of states and political subdivisions	18,912	235	375	15	19,287	250
Corporate securities	10,615	999	459	25	11,074	1,024
Equity securities	3,604	429	—	—	3,604	429

	$55,651	$2,185	$834	$40	$56,485	$2,225

	December 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$10,591	$18	$10,591	$18
Mortgage-backed securities	—	—	8,714	115	8,714	115
Obligations of states and political subdivisions	202	4	381	4	583	8
Corporate securities	1,823	159	—	—	1,823	159

	$2,025	$163	$19,686	$137	$21,711	$300

Gross unrealized losses on available for sale securities included one-hundred fifteen (115) and thirty-eight (38) debt securities at June 30, 2008 and December 31, 2007, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2008 and December 31, 2007 was changes in market interest rates. Since the losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary.

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

Gross unrealized losses on held to maturity securities included sixty-four (64) debt securities at December 31, 2007. The Company evaluates its available for sale securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain a security long enough to allow for an anticipated recovery in its fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2007 was changes in market interest rates. Since the losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary.

NOTE 5. Loans

The composition of loans at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$35,508	$33,268
Secured by farmland	7,565	7,468
Secured by 1-4 family residential properties	181,701	182,343
Other real estate loans	114,479	111,565
Loans to farmers	1,189	1,039
Commercial and industrial loans	26,042	27,027
Consumer installment loans	20,132	25,368
All other loans	4,044	1,583

	$390,660	$389,661
Less: Allowance for loan losses	3,333	3,191

	$387,327	$386,470

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007 and the year ended December 31, 2007 were as follows:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007	Six Months Ended June 30, 2007
	(in thousands)
Balance, beginning	$3,191	$3,308	$3,308
Provision charged to operating expense	500	550	150
Recoveries added to the allowance	42	138	88
Loan losses charged to the allowance	(400)	(805)	(284)

Balance, ending	$3,333	$3,191	$3,262

Total loans past due ninety days or greater still accruing interest were $1,269,000 and $813,000 at June 30, 2008 and December 31, 2007, respectively. There were no impaired loans at June 30, 2008 or December 31, 2007. There were no nonaccrual loans at June 30, 2008 or December 31, 2007.

NOTE 7. Deposits

The composition of deposits at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Noninterest bearing demand deposits	$81,065	$81,763

Savings and interest bearing demand deposits:
NOW accounts	$63,746	$69,635
Money market accounts	56,661	43,747
Regular savings accounts	34,420	33,384

	$154,827	$146,766

Time deposits:
Balances of less than $100,000	$67,959	$73,681
Balances of $100,000 and more	68,336	77,375

	$136,295	$151,056

	$372,187	$379,585

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three and six months ended June 30, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	45	49	4	5
Expected return on plan assets	(42)	(44)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	1
Amortization of net actuarial loss	41	46	—	2

Net periodic benefit cost	$44	$51	$4	$8

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	90	98	8	10
Expected return on plan assets	(84)	(88)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	1	2
Amortization of net actuarial loss	82	92	—	4

Net periodic benefit cost	$88	$102	$9	$16

Note 9 to the consolidated financial statements in the 2007 Form 10-K stated that the Company did not anticipate making any contributions to its pension during 2008. The Company did not make any contributions during the first six months of 2008.

NOTE 9. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at June 30, 2008 was 4.30%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2008, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At June 30, 2008, the Company had total assets of $518,439,000, net loans of $387,327,000, total deposits of $372,187,000 and shareholders’ equity of $46,901,000. The Company’s net income was $3,770,000 for the six months ended June 30, 2008.

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

The Bank uses a Directors Loan Committee and lending limits approved by the Directors Loan Committee to approve loan requests. The loan officers are categorized based on the amount of secured and unsecured lending authority they possess. The highest authority (Category I) is comprised of the Bank’s Chief Executive Officer and the Senior Loan Officer. There are six additional categories (Categories II, III, IV, V, VI, and VII) with different amounts of secured and unsecured authority. Two officers in Category I may combine their authority to approve a loan request of up to $2,000,000 secured or $1,000,000 unsecured. An officer in Category II, III, IV, V, VI, or VII may combine his or her authority with one officer in a higher category to approve a loan request. Any loan request which exceeds the combined authority of the categories must be presented to the Directors Loan Committee. The Directors Loan Committee, which currently consists of four directors (three directors constitute a quorum, of whom any two may act), approves loan requests which exceed the combined authority of two loan officers as described above. The minimum amount which requires Director Loan Committee approval, which is derived by combining the authorities of a Category I and Category VII officer, is $1,025,000 secured and $505,000 unsecured. The Directors Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first six months of 2008 was $3,770,000, an increase of $1,026,000 or 37.4% as compared to net income for the first six months of 2007 of $2,744,000. Earnings per share, basic and diluted, were $ 1.20 and $0.88 for the first six months of 2008 and 2007, respectively. Net income for the second quarter of 2008 was $2,081,000, an increase of $555,000 or 36.4% as compared to net income for the second quarter of 2007 of $1,526,000. Earnings per share, basic and diluted, were $0.66 and $0.49 for the second quarter of 2008 and 2007, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first six months of 2008 and 2007 was 1.47% and 1.08%, respectively

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first six months of 2008 and 2007 was 16.28% and 13.12%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $9,398,000 and $8,474,000 for the first six months of 2008 and 2007, respectively, which represents an increase of $924,000 or 10.9%. Net interest income was $4,858,000 and $4,318,000 for the second quarter of 2008 and 2007, respectively, which represents an increase of $540,000 or 12.5%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $14,997,000 and $15,494,000 for the first six months of 2008 and 2007, respectively, which represents a decrease of $497,000 or 3.2%. Total interest income was $7,403,000 and $7,788,000 for the second quarter of 2008 and 2007, respectively, which represents a decrease of $385,000 or 4.9%. Total interest expense was $5,599,000 and $7,020,000 for the first six months of 2008 and 2007, respectively, which represents a decrease of $1,421,000 or 20.2%. Total interest expense was $2,545,000 and $3,470,000 for the second quarter of 2008 and 2007, respectively, which represents a decrease of $925,000 or 26.7%.

The net interest margin was 4.01% and 3.69% for the first six months of 2008 and 2007, respectively. The increase of 32 basis points in the net interest margin was due to a greater decrease in the average rate on interest-bearing liabilities than the tax-equivalent yield on average earning assets. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2008 and 2007. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$6,194	$6,818	$12,685	$13,522
Interest Income - Securities and Other Interest-Earnings Assets	1,209	970	2,312	1,972
Interest Expense - Deposits	1,694	2,734	3,809	5,512
Interest Expense - Other Borrowings	851	736	1,790	1,508

Total Net Interest Income	$4,858	$4,318	$9,398	$8,474
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$25	$20	$47	$38
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	150	146	303	290

Total Tax Benefit on Tax-Exempt Interest Income	$175	$166	$350	$328

Tax-Equivalent Net Interest Income	$5,033	$4,484	$9,748	$8,802

The tax-equivalent yield on earning assets decreased 32 basis points from 6.63% to 6.31% for the first six months of 2007 and 2008, respectively. The tax-equivalent yield on securities increased 56 basis points from 4.89% to 5.45% for the first six months of 2007 and 2008, respectively. The tax-equivalent yield on loans decreased 50 basis points from 7.05% to 6.55% for the first six months of 2007 and 2008, respectively. The average rate on interest bearing liabilities decreased 79 basis points from 3.70% to 2.91% for the first six months of 2007 and 2008, respectively. These changes were caused primarily by deposit pricing and product mix. The average rate on interest bearing deposits decreased 90 basis points from 3.51% to 2.61% for the first six months of 2007 and 2008. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 50 basis points from 3.43% to 2.93% for the first six months of 2007 and 2008. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which was decreased from 4.25% to 2.00% during the first six months of 2008. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 25 basis points from 4.17% to 3.92% for the first six months of 2007 and 2008.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $500,000 and $150,000 for the first six months of 2008 and 2007, respectively. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at June 30, 2008.

Noninterest Income

Total noninterest income for the first six months of 2008 and 2007 was $4,391,000 and $3,047,000, respectively, which represents an increase of $1,344,000 or 44.1%. Total noninterest income for the second quarter of 2008 and 2007 was $2,469,000 and $1,704,000, respectively, which represents an increase of $765,000 or 44.9%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during the first six months of 2008 and 2007.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $4,000 or 0.8% from $489,000 for the first six months of 2007 to $493,000 for the first six months of 2008. Income from fiduciary activities increased $53,000 or 24.0% from $221,000 for the second quarter of 2007 to $274,000 for the second quarter of 2008. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $54,000 or 5.0% from $1,083,000 to $1,137,000 for the first six months of 2007 and 2008, respectively. Service charges on deposit accounts increased $21,000 or 3.7% from $563,000 to $584,000 for the second quarter of 2007 and 2008, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees increased $160,000 or 12.6% from $1,268,000 for the first six months of 2008 to $1,428,000 for the first six months of 2008. Other service charges and fees decreased $17,000 or 2.3% from $734,000 for the second quarter of 2007 to $717,000 for the second quarter of 2008. The amount of other services charges and fees is comprised primarily of commission from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $459,000 for 2008 and 2007. The amount of fees generated from the Bank’s ATM/debit card programs increased $85,000 or 21.8% from $390,000 to $475,000 for the first six months of 2007 and 2008, respectively.

The gain on the sale of loans in the amount of $376,000 was generated from the credit card portfolio.

The gain on the sale of bank premises and equipment in the amount of $742,000 was generated from the former Old Post Office branch building in downtown Winchester.

Other operating income increased $8,000 or 3.9% from $207,000 to $215,000 for the first six months of 2007 and 2008, respectively. Other operating income decreased $34,000 from $186,000 to $152,000 for the second quarter of 2007 and 2008, respectively.

Noninterest Expenses

Total noninterest expenses increased $425,000 or 5.7% from $7,523,000 to $7,948,000 for the first six months of 2007 and 2008, respectively. Total noninterest expenses increased $251,000 or 6.6% from $3,815,000 to $4,066,000 for the second quarter of 2007 and 2008, respectively. The efficiency ratio of the Company was 56.22% for the six months ended June 30, 2008 and 63.49% for the six months ended June 30, 2007. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.00% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $140,000 or 3.1% from $4,478,000 for the first six months of 2007 to $4,618,000 for the first six months of 2008. Salaries and benefits increased $106,000 or 4.8% from $2,215,000 for the second quarter of 2007 to $2,321,000 for the second quarter of 2008. Occupancy expenses increased $85,000 or 15.2% from $560,000 to $645,000 for the first six months of 2007 and 2008, respectively. Occupancy expenses during the second quarter of 2007 and 2008 were $280,000 and $358,000, respectively. Equipment expenses decreased $26,000 or 7.0% from $372,000 to $346,000 for the first six months of 2007 and 2008, respectively. Equipment expenses decreased $37,000 or 17.5% from $212,000 to $175,000 for the second quarter of 2007 and 2008, respectively.

Advertising and marketing expenses decreased $26,000 or 12.8% from $204,000 to $178,000 for the first six months of 2007 and 2008, respectively. Advertising and marketing expenses decreased $14,000 or 13.5% from $104,000 to $90,000 for the second quarter of 2007 and 2008, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $180,000 or 11.4% from $1,573,000 to $1,753,000 for the first six months of 2007 and 2008, respectively. Other operating expenses increased $53,000 or 6.2% from $856,000 to $909,000 for the second quarter of 2007 and 2008, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $1,571,000 and $1,104,000 the first six months of 2008 and 2007, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. The amount of income tax expense for the first six months of 2008 and 2007 corresponded to an effective tax rate of 29.41% and 28.69%, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $97,675,000 at June 30, 2008 as compared to $84,237,000 at December 31, 2007. This represents an increase of $13,438,000 or 16.0%. The Company purchased $30,786,000 in securities during the first six months of 2008. The Company had total maturities and principal repayments of $15,361,000 during the first six months of 2008. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2008. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2008 and December 31, 2007.

The Company had $29,520,000 in securities classified as held to maturity at December 31, 2007. The Company had $97,675,000 and $54,717,000 in securities classified as available for sale at June 30, 2008 and December 31, 2007, respectively. The Company had an unrealized loss on available for sale securities of $1,818,000 at June 30, 2008 as compared to an unrealized gain of $178,000 at December 31, 2007. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $390,660,000 and $389,661,000 at June 30, 2008 and December 31, 2007, respectively. This represents an increase of $999,000 or 0.3% for the first six months of 2008. The ratio of loans to deposits increased during the first six months of 2008 from 102.7% at December 31, 2007 to 105.0% at June 30, 2008. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2008 and December 31, 2007.

Loans secured by real estate were $339,253,000 or 86.8% and $334,644,000 or 85.9% of total loans at June 30, 2008 and December 31, 2007, respectively. This represents an increase of $4,609,000 or 1.4% during the first six months of 2008. Consumer installment loans were $20,132,000 or 5.2% and $25,368,000 or 6.5% of total loans at June 30, 2008 and December 31, 2007, respectively. This represents a decrease of $5,236,000 or 20.6% during the first six months of 2008. Commercial and industrial loans were $26,042,000 or 6.7% and $27,027,000 or 7.0% of total loans at June 30, 2008 and December 31, 2007, respectively. This represents a decrease of $985,000 or 3.6% for the first six months of 2008.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2008 and 2007 and the year ended December 31, 2007. Charged-off loans were $400,000 and $284,000 for the six months ended June 30, 2008 and 2007, respectively. Recoveries were $42,000 and $88,000 for the six months ended June 30, 2008 and 2007, respectively. This resulted in net charge-offs of $358,000 and $196,000 for the six months ended June 30, 2008 and 2007, respectively. The allowance for loan losses as a percentage of loans was 0.85% at June 30, 2008 and 0.82% at December 31, 2007. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). There were no nonaccrual loans at June 30, 2008 and December 31, 2007, respectively. Other real estate owned was $1,020,000 and $215,000 at June 30, 2008 and December 31, 2007, respectively. The percentage of nonperforming assets to loans and other real estate owned was 0.26% and 0.06% at June 30, 2008 and 2007, respectively. Total loans past due 90 days or more and still accruing interest were $1,269,000 or 0.32% and $813,000 or 0.21% of total loans at June 30, 2008 and December 31, 2007, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $23,364,000 and $25,731,000 at June 30, 2008 and December 31, 2007, respectively. This represents a decrease of $2,367,000 or 9.2% during the first six months of 2008. At June 30, 2008, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $1,542,000 in specific allocations for these loans.

Deposits

Total deposits were $372,187,000 and $379,585,000 at June 30, 2008 and December 31, 2007, respectively. This represents a decrease of $7,398,000 or 2.0% during the first six months of 2008. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2008 and December 31, 2007.

Noninterest-bearing demand deposits, which are comprised of checking accounts, decreased $698,000 or 0.9% from $81,763,000 at December 31, 2007 to $81,065,000 at June 30, 2008. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, increased $8,061,000 or 5.5% from $146,766,000 at December 31, 2007 to $154,827,000 at June 30, 2008. Time deposits decreased $14,761,000 or 9.8% from $151,056,000 at December 31, 2007 to $136,295,000 at June 30, 2008. This is comprised of a decrease in time deposits of $100,000 and more of $9,039,000 or 11.7% and a decrease in time deposits of less than $100,000 of $5,722,000 or 7.8%. Certificates of deposit of less than $100,000 also include $5,531,000 in brokered certificates of deposit. Brokered certificates of deposit remained unchanged from December 31, 2007 to June 30, 2008.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $298,320,000 or 80.2% and $296,679,000 or 78.2% of total deposits at June 30, 2008 and December 31, 2007, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2008 was $46,901,000, reflecting a percentage of total assets of 9.05%, as compared to $45,178,000 and 8.90% at December 31, 2007. Shareholders’ equity per share increased $0.44 or 3.1% to $14.87 per share at June 30, 2008 from $14.43 per share at December 31, 2007. During the first two quarters of 2008 and 2007, the Company paid a dividend of $0.33 and $0.32 per share, respectively. Total dividends paid during 2007 were $0.64 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 14.06% at June 30, 2008 as compared to 13.44% at December 31, 2007. The Company’s total risk-based capital ratio was 14.91% at June 30, 2008 as compared to 14.25% at December 31, 2007. The Company’s Tier 1 capital to average total assets ratio was 10.73% at June 30, 2008 as compared to 10.46% at December 31, 2007. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2008, liquid assets totaled $192,870,000 as compared to $187,987,000 at December 31, 2007. These amounts represent 40.9% and 40.7% of total liabilities at June 30, 2008 and December 31, 2007, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2007 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

The Company’s Annual Meeting of Shareholders was held on May 21, 2008 to consider and vote on the proposal described below. The total number of shares represented by proxy or in person was 2,263,085 or 70.0% of the 3,142,523 common shares outstanding on the record date of the meeting.

Proposal One - Election of Directors:

The following individuals were nominated and elected as Class II Directors to hold office until the 2011 Annual Meeting of Shareholders of the Company or until their successor(s) have been duly elected and qualified:

	For	Withheld
Thomas T. Byrd	2,261,480	1,605
Lewis M. Ewing	2,204,758	58,327
Douglas C. Rinker	2,258,615	4,470
John D. Stokely, Jr.	2,234,752	28,333

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August, 2008.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

By:	/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr.
Vice President, Chief Financial Officer and Secretary-Treasurer