Form 10-Q
period 2008-09-30
EAGLE FINANCIAL SERVICES INC
filed 2008-11-10
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 1, 2008 was 3,159,060.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$8,598	$13,568
Federal funds sold	—	—
Securities available for sale, at fair value	94,879	54,717
Securities held to maturity (fair value: 2007, $29,391)	—	29,520
Loans, net of allowance for loan losses of $3,911 in 2008 and $3,191 in 2007	387,478	386,470
Bank premises and equipment, net	15,544	16,507
Other assets	8,532	6,769

Total assets	$515,031	$507,551

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$85,083	$81,763
Savings and interest bearing demand deposits	143,173	146,766
Time deposits	138,770	151,056

Total deposits	$367,026	$379,585
Federal funds purchased and securities sold under agreements to repurchase	19,362	12,983
Federal Home Loan Bank advances	75,000	60,000
Trust preferred capital notes	7,217	7,217
Other liabilities	2,407	2,588
Commitments and contingent liabilities	—	—

Total liabilities	$471,012	$462,373

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2008, 3,159,060; issued 2007, 3,130,801 shares	7,859	7,798
Surplus	7,620	7,153
Retained earnings	31,600	30,832
Accumulated other comprehensive income	(3,060)	(605)

Total shareholders’ equity	$44,019	$45,178

Total liabilities and shareholders’ equity	$515,031	$507,551

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and Dividend Income
Interest and fees on loans	$6,133	$6,882	$18,818	$20,404
Interest on federal funds sold	7	23	43	101
Interest on securities held to maturity:
Taxable interest income	—	7	—	25
Interest income exempt from federal income taxes	—	272	—	778
Interest and dividends on securities available for sale:
Taxable interest income	724	600	2,009	1,792
Interest income exempt from federal income taxes	284	28	871	86
Dividends	149	66	550	182
Interest on deposits in banks	1	1	4	5

Total interest and dividend income	$7,298	$7,879	$22,295	$23,373

Interest Expense
Interest on deposits	$1,618	$2,682	$5,427	$8,194
Interest on federal funds purchased and securities sold under agreements to repurchase	132	87	369	190
Interest on Federal Home Loan Bank advances	672	609	2,036	1,698
Interest on trust preferred capital notes	77	127	266	443

Total interest expense	$2,499	$3,505	$8,098	$10,525

Net interest income	$4,799	$4,374	$14,197	$12,848
Provision For Loan Losses	710	75	1,210	225

Net interest income after provision for loan losses	$4,089	$4,299	$12,987	$12,623

Noninterest Income
Income from fiduciary activities	$207	$215	$700	$704
Service charges on deposit accounts	629	579	1,766	1,662
Other service charges and fees	664	779	2,092	2,047
Gain on the sale of loans	—	—	376	—
Gain on the sale of bank premises and equipment	—	—	742	—
Gain (loss) on the sale of other real estate owned	(70)	—	(70)	—
Gain (loss) on securities	(2,488)	—	(2,488)	—
Other operating income	23	44	238	251

Total noninterest income	$(1,035)	$1,617	$3,356	$4,664

Noninterest Expenses
Salaries and employee benefits	$2,329	$2,324	$6,947	$6,802
Occupancy expenses	256	294	901	854
Equipment expenses	173	197	519	569
Advertising and marketing expenses	113	133	291	337
Stationery and supplies	51	94	244	253
ATM network fees	126	145	341	322
Other operating expenses	1,073	914	2,826	2,487

Total noninterest expenses	$4,121	$4,101	$12,069	$11,624

Income before income taxes	$(1,067)	$1,815	$4,274	$5,663
Income Tax Expense	363	522	1,934	1,626

Net income (loss)	$(1,430)	$1,293	$2,340	$4,037

Earnings Per Share
Net income per common share, basic	$(0.45)	$0.42	$0.75	$1.30

Net income per common share, diluted	$(0.45)	$0.42	$0.75	$1.30

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2006	$7,712	$6,299	$27,563	$(637)		$40,937
Comprehensive income:
Net income			4,037		$4,037	4,037
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $90				174	174	174

Total comprehensive income					$4,211

Issuance of common stock, employee benefit plan (3,635 shares)	9	91				100
Issuance of restricted stock, stock incentive plan (2,101 shares)	5	(5)				—
Income tax benefit on vesting of restricted stock		1				1
Stock-based compensation expense		191				191
Issuance of common stock, dividend investment plan (16,517 shares)	41	388				429
Dividends declared ($0.48 per share)			(1,493)			(1,493)

Balance, September 30, 2007	$7,767	$6,965	$30,107	$(463)		$44,376

Balance, December 31, 2007	$7,798	$7,153	$30,832	$(605)		$45,178
Comprehensive income:
Net income			2,340		$2,340	2,340
Other comprehensive income:
Unrealized holding losses arising during the period, net of deferred income taxes of $1,265				(2,455)	(2,455)	(2,455)

Total comprehensive income					$(115)

Issuance of restricted stock, stock incentive plan (3,075 shares)	8	(8)				—
Income tax benefit on vesting of restricted stock		(6)				(6)
Stock-based compensation expense		110				110
Issuance of common stock, dividend investment plan (21,462 shares)	53	371				424
Dividends declared ($0.50 per share)			(1,572)			(1,572)

Balance, September 30, 2008	$7,859	$7,620	$31,600	$(3,060)		$44,019

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$2,340	$4,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	604	571
Amortization of intangible and other assets	105	176
Loss on equity investment	—	6
Loss on securities	2,488	—
Provision for loan losses	1,210	225
(Gain) on the sale of loans	(376)	—
(Gain) on the sale of bank premises and equipment	(742)	—
Loss on the sale of other real estate owned	70	—
Accrual of restricted stock awards	—	191
Premium amortization (discount accretion) on securities, net	(15)	13
Changes in assets and liabilities:
Decrease in other assets	81	55
Increase (decrease) in other liabilities	(172)	35

Net cash provided by operating activities	$5,593	$5,309

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$—	$788
Proceeds from maturities and principal payments of securities available for sale	19,892	14,924
Purchases of securities held to maturity	—	(2,557)
Purchases of securities available for sale	(36,727)	(8,374)
Proceeds from the sale of bank premises and equipment	1,395	—
Purchases of bank premises and equipment	(293)	(1,839)
Proceeds from the sale of loans	2,783	—
Proceeds from the sale of other real estate owned	145	—
Net increase in loans	(5,430)	(1,284)

Net cash provided by (used in) investing activities	$(18,235)	$1,658

Cash Flows from Financing Activities
Net decrease in demand deposits, money market and savings accounts	$(273)	$(8,807)
Net decrease in certificates of deposit	(12,286)	(2,147)
Net increase in federal funds purchased and securities sold under agreements to repurchase	6,379	637
Net increase in Federal Home Loan Bank advances	15,000	—
Issuance of common stock, employee benefit plan	—	100
Cash dividends paid	(1,148)	(1,064)

Net cash provided by (used in ) financing activities	$7,672	$(11,281)

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
(Decrease) in cash and cash equivalents	$(4,970)	$(4,314)

Cash and Cash Equivalents
Beginning	13,568	15,962

Ending	$8,598	$11,648

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,197	$10,471

Income taxes	$2,150	$1,555

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$(3,720)	$264

Other real estate acquired in settlement of loans	$805	$215

Issuance of common stock, dividend investment plan	$425	$429

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2008

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2008 and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”).

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

The Company periodically grants restricted stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The Company recognizes compensation expense over the restriction period. Compensation expense was $55,000 and $123,000 during the nine months ended September 30, 2008 and 2007, respectively. The following table presents restricted stock activity for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	11,770	$29.06	9,330	$26.47
Granted	10,830	22.14	10,830	29.30
Vested	(3,075)	28.92	(2,101)	27.75
Forfeited	(4,033)	27.13	(369)	27.75

Nonvested, end of period	15,492	$24.75	17,690	$28.02

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2008 and 2007 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Average number of common shares outstanding	3,139,734	3,103,924	3,132,495	3,097,225
Effect of dilutive common stock	8,548	9,891	7,137	12,144

Average number of common shares outstanding used to calculate diluted earnings per share	3,148,282	3,113,815	3,139,632	3,109,369

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2008 and December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$24,064	$235	$(127)	$24,172
Mortgage-backed securities	21,186	122	(74)	21,234
Obligations of states and				—
political subdivisions	30,145	177	(158)	30,164
Corporate securities	15,796	12	(2,746)	13,062
Equity securities	2,555	—	(982)	1,573
Restricted stock	4,674	—	—	4,674

	$98,420	$546	$(4,087)	$94,879

	December 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$27,647	$335	$(18)	$27,964
Mortgage-backed securities	16,138	89	(115)	16,112
Obligations of states and political subdivisions	2,799	20	(8)	2,811
Corporate securities	3,945	34	(159)	3,820
Restricted securities	4,010	—	—	4,010

	$54,539	$478	$(300)	$54,717

There were no sales of securities available for sale during the first nine months of 2007 and 2008.

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

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2008 and December 31, 2007 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	7,872	127	—	—	7,872	127
Mortgage-backed securities	7,599	74	—	—	7,599	74
Obligations of states and political subdivisions	9,142	136	368	22	9,510	158
Corporate securities	10,961	2,521	1,262	225	12,223	2,746
Equity securities	1,573	982	—	—	1,573	982

	$37,147	$3,840	$1,630	$247	$38,777	$4,087

	December 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$10,591	$18	$10,591	$18
Mortgage-backed securities	—	—	8,714	115	8,714	115
Obligations of states and political subdivisions	202	4	381	4	583	8
Corporate securities	1,823	159	—	—	1,823	159

	$2,025	$163	$19,686	$137	$21,711	$300

Gross unrealized losses on available for sale securities included seventy-nine (79) and thirty-eight (38) debt securities at September 30, 2008 and December 31, 2007, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses on obligations of U.S. government corporations and agencies, mortgage-backed securities, and obligations of states and political subdivisions at September 30, 2008 and December 31, 2007 was changes in market interest rates. Since these losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at September 30, 2008. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

As a result of the Federal Housing Finance Agency’s (“FHFA”) conservatorship of Fannie Mae and Freddie Mac, the Company recorded an impairment charge of $2,488,000 on September 30, 2008 related to its holdings of preferred stock issued by these entities.

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

NOTE 5. Loans

The composition of loans at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$34,716	$33,268
Secured by farmland	5,465	7,468
Secured by 1-4 family residential properties	187,996	182,343
Other real estate loans	113,418	111,565
Loans to farmers	982	1,039
Commercial and industrial loans	25,746	27,027
Consumer installment loans	19,776	25,368
All other loans	3,290	1,583

	$391,389	$389,661
Less: Allowance for loan losses	3,911	3,191

	$387,478	$386,470

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007 were as follows:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Nine Months Ended September 30, 2007
	(in thousands)
Balance, beginning	$3,191	$3,308	$3,308
Provision charged to operating expense	1,210	550	225
Recoveries added to the allowance	66	138	114
Loan losses charged to the allowance	(556)	(805)	(405)

Balance, ending	$3,911	$3,191	$3,242

Total loans past due ninety days or greater still accruing interest were $687,000 and $813,000 at September 30, 2008 and December 31, 2007, respectively. Total nonaccrual loans were $3,160,000 at September 30, 2008. If interest would have been accrued on these loans, such income would have been $72,000 during 2008. All of the nonaccrual loans were impaired and there were no additional impaired loans at September 30, 2008. There were no nonaccrual or impaired loans at December 31, 2007.

NOTE 7. Deposits

The composition of deposits at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Noninterest bearing demand deposits	$85,083	$81,763

Savings and interest bearing demand deposits:
NOW accounts	$56,965	$69,635
Money market accounts	52,533	43,747
Regular savings accounts	33,675	33,384

	$143,173	$146,766

Time deposits:
Balances of less than $100,000	$77,753	$73,681
Balances of $100,000 and more	61,017	77,375

	$138,770	$151,056

	$367,026	$379,585

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three and nine months ended September 30, 2008 and 2007:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	45	49	4	5
Expected return on plan assets	(42)	(44)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	1	1
Amortization of net actuarial loss	41	46	—	2

Net periodic benefit cost	$44	$51	$5	$8

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	135	147	12	15
Expected return on plan assets	(126)	(132)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	1	3
Amortization of net actuarial loss	123	138	—	6

Net periodic benefit cost	$132	$153	$13	$24

Note 9 to the consolidated financial statements in the 2007 Form 10-K stated that the Company did not anticipate making any contributions to its pension during 2008. The Company did not make any contributions during the first nine months of 2008.

NOTE 9. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at September 30, 2008 was 4.43%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2008, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS No. 162 to have a material impact on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in FSP No. 157-2. The Company does not expect the implementation of FSP No. 157-2 to have a material impact on its financial statements.

In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2008, the Company had total assets of $515,031,000, net loans of $387,478,000, total deposits of $367,026,000 and shareholders’ equity of $44,019,000. The Company’s net income (loss) was $(1,430,000) for the three months ended September 30, 2008 and $2,340,000 for the nine months ended September 30, 2008.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first nine months of 2008 was $2,340,000, an decrease of $1,697,000 or 42.04% as compared to net income for the first nine months of 2007 of $4,037,000. Earnings per share, basic and diluted, were $0.75 and $1.30 for the first nine months of 2008 and 2007, respectively. The net loss for the third quarter of 2008 was $1,430,000, a decrease of $2,723,000 or 210.6% as compared to net income for the third quarter of 2007 of $1,293,000. Earnings per share, basic and diluted, were $(0.45) and $0.42 for the third quarter of 2008 and 2007, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first nine months of 2008 and 2007 was 0.72% and 1.07%, respectively

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first nine months of 2008 and 2007 was 8.03% and 12.70%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $14,197,000 and $12,848,000 for the first nine months of 2008 and 2007, respectively, which represents an increase of $1,349,000 or 10.5%. Net interest income was $4,799,000 and $4,374,000 for the third quarter of 2008 and 2007, respectively, which represents an increase of $425,000 or 9.7%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $22,295,000 and $23,373,000 for the first nine months of 2008 and 2007, respectively, which represents a decrease of $1,078,000 or 4.6%. Total interest income was $7,298,000 and $7,879,000 for the third quarter of 2008 and 2007, respectively, which represents a decrease of $581,000 or 7.4%. Total interest expense was $8,098,000 and $10,525,000 for the first nine months of 2008 and 2007, respectively, which represents a decrease of $2,427,000 or 23.1%. Total interest expense was $2,499,000 and $3,505,000 for the third quarter of 2008 and 2007, respectively, which represents a decrease of $1,006,000 or 28.7%.

The net interest margin was 4.03% and 3.74% for the first nine months of 2008 and 2007, respectively. The increase of 29 basis points in the net interest margin was due to a greater decrease in the average rate on interest-bearing liabilities than the tax-equivalent yield on average earning assets. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2008 and 2007. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
GAAP Financial Measurements:
Interest Income—Loans	$6,133	$6,882	$18,818	$20,404
Interest Income—Securities and Other Interest-Earnings Assets	1,165	997	3,477	2,969
Interest Expense—Deposits	1,618	2,682	5,427	8,194
Interest Expense—Other Borrowings	881	823	2,671	2,331

Total Net Interest Income	$4,799	$4,374	$14,197	$12,848

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income—Loans	$33	$19	$79	$57
Add: Tax Benefit on Tax-Exempt Interest Income—Securities	146	155	449	445

Total Tax Benefit on Tax-Exempt Interest Income	$179	$174	$528	$502

Tax-Equivalent Net Interest Income	$4,978	$4,548	$14,725	$13,350

The tax-equivalent yield on earning assets decreased 44 basis points from 6.68% to 6.24% for the first nine months of 2007 and 2008, respectively. The tax-equivalent yield on securities increased 45 basis points from 4.97% to 5.42% for the first nine months of 2007 and 2008, respectively. The tax-equivalent yield on loans decreased 62 basis points from 7.09% to 6.47% for the first nine months of 2007 and 2008, respectively. The average rate on interest bearing liabilities decreased 91 basis points from 3.71% to 2.80% for the first nine months of 2007 and 2008, respectively. These changes were caused primarily by deposit pricing and product mix. The average rate on interest bearing deposits decreased 103 basis points from 3.52% to 2.49% for the first nine months of 2007 and 2008. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 79 basis points from 3.68% to 2.90% for the first nine months of 2007 and 2008. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which was decreased from 4.25% to 2.00% during the first nine months of 2008. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 41 basis points from 4.23% to 3.82% for the first nine months of 2007 and 2008.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $710,000 and $75,000 for the three months ended September 30, 2008 and 2007, respectively. The provision for loan losses was $1,210,000 and $225,000 for the first nine months of 2008 and 2007, respectively. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, the amount of potential losses within the loan portfolio and prevailing economic conditions. The increase during 2008 as compared to 2007 reflects the negative direction of the overall economy, which generally increases the potential losses within the loan portfolio.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at September 30, 2008.

Noninterest Income

Total noninterest income for the first nine months of 2008 and 2007 was $3,356,000 and $4,664,000, respectively, which represents a decrease of $1,308,000 or 28.0%. Total noninterest income for the third quarter of 2008 and 2007 was $(1,035,000) and $1,617,000, respectively, which represents a decrease of $2,652,000 or 164.0%. The decreases can be attributed to the loss on securities, which reflects the impairment charge that is discussed in Note 4 above. Excluding the loss on securities, total noninterest income was $1,453,000 for the quarter, which represents a decrease of $164,000, and $5,844,000 for the first nine months of 2008, which represents an increase of $1,180,000. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during the first nine months of 2008 and 2007.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, decreased $4,000 or 0.6% from $704,000 for the first nine months of 2007 to $700,000 for the first nine months of 2008. Income from fiduciary activities decreased $8,000 or 3.7% from $215,000 for the third quarter of 2007 to $207,000 for the third quarter of 2008. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts increased $104,000 or 6.3% from $1,662,000 to $1,766,000 for the first nine months of 2007 and 2008, respectively. Service charges on deposit accounts increased $50,000 or 8.6% from $579,000 to $629,000 for the third quarter of 2007 and 2008, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees increased $45,000 or 2.2% from $2,047,000 for the first nine months of 2007 to $2,092,000 for the first nine months of 2008. Other service charges and fees decreased $115,000 or 14.8% from $779,000 for the third quarter of 2007 to $664,000 for the third quarter of 2008. The amount of other services charges and fees is comprised primarily of commission from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group decreased $55,000 from $709,000 to $654,000 for the first nine months of 2007 and 2008, respectively. The amount of fees generated from the Bank’s ATM/debit card programs increased $121,000 or 20.3% from $595,000 to $716,000 for the first nine months of 2007 and 2008, respectively.

The gain on the sale of loans in the amount of $376,000 was generated from the credit card portfolio.

The gain on the sale of bank premises and equipment in the amount of $742,000 was generated from the former Old Post Office branch building in downtown Winchester.

Other operating income decreased $13,000 or 5.2% from $251,000 to $238,000 for the first nine months of 2007 and 2008, respectively. Other operating income decreased $21,000 from $44,000 to $23,000 for the third quarter of 2007 and 2008, respectively.

Noninterest Expenses

Total noninterest expenses increased $445,000 or 3.8% from $11,624,000 to $12,069,000 for the first nine months of 2007 and 2008, respectively. Total noninterest expenses increased $20,000 or 0.5% from $4,101,000 to $4,121,000 for the third quarter of 2007 and 2008, respectively. The efficiency ratio of the Company was 61.79% for the nine months ended September 30, 2008 and 64.53% for the nine months ended September 30, 2007. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding securities gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. It is management’s objective to maintain an efficiency ratio at or below 65.00% for the Company. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $145,000 or 2.1% from $6,802,000 for the first nine months of 2007 to $6,947,000 for the first nine months of 2008. Salaries and benefits increased $5,000 or 0.2% from $2,324,000 for the third quarter of 2007 to $2,329,000 for the third quarter of 2008. Occupancy expenses increased $47,000 or 5.5% from $854,000 to $901,000 for the first nine months of 2007 and 2008, respectively. Occupancy expenses during the third quarter of 2007 and 2008 were $294,000 and $256,000, respectively. Equipment expenses decreased $50,000 or 8.8% from $569,000 to $519,000 for the first nine months of 2007 and 2008, respectively. Equipment expenses decreased $24,000 or 12.2% from $197,000 to $173,000 for the third of 2007 and 2008, respectively.

Advertising and marketing expenses decreased $46,000 or 13.7% from $337,000 to $291,000 for the first nine months of 2007 and 2008, respectively. Advertising and marketing expenses decreased $20,000 or 15.0% from $133,000 to $113,000 for the third quarter of 2007 and 2008, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $339,000 or 13.6% from $2,487,000 to $2,826,000 for the first nine months of 2007 and 2008, respectively. Other operating expenses increased $159,000 or 17.4% from $914,000 to $1,073,000 for the third quarter of 2007 and 2008, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $1,934,000 and $1,626,000 the first nine months of 2008 and 2007, respectively. The increase in income tax expense reflects increased taxable earnings at the federal statutory income tax rate of 34%. The amount of income tax expense for the first nine months of 2008 and 2007 corresponded to an effective tax rate of 45.25% and 28.71%, respectively. Normally, the difference between the effective tax rate and statutory income tax rate can be attributed to tax-exempt interest earned on certain securities and loans. This unusually high rate for first nine months of 2008 reflects the tax implications of the loss on securities, which was subject to the tax rules for capital losses. The Emergency Economic Stabilization Act of 2008 (“EESA”), which President Bush signed on October 3, 2008, includes a provision that classifies losses on agency issued preferred stocks as ordinary rather than capital for income tax purposes. As a result, a deferred tax benefit of $0.8 million will be recognized during the fourth quarter of 2008. Had EESA been effective at September 30, 2008, the effective tax rate would have been 25.46%.

FINANCIAL CONDITION

Securities

Total securities were $94,879,000 at September 30, 2008 as compared to $84,237,000 at December 31, 2007. This represents an increase of $10,642,000 or 12.6%. The Company purchased $36,727,000 in securities during the first nine months of 2008. The Company had total maturities and principal repayments of $19,892,000 during the first nine months of 2008. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2008. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2008 and December 31, 2007.

The Company had $29,520,000 in securities classified as held to maturity at December 31, 2007. The Company had $94,879,000 and $54,717,000 in securities classified as available for sale at September 30, 2008 and December 31, 2007, respectively. The Company had an unrealized loss on available for sale securities of $3,541,000 at September 30, 2008 as compared to an unrealized gain of $178,000 at December 31, 2007. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $391,389,000 and $389,661,000 at September 30, 2008 and December 31, 2007, respectively. This represents an increase of $1,728,000 or 0.4% for the first nine months of 2008. The ratio of loans to deposits increased during the first nine months of 2008 from 102.7% at December 31, 2007 to 106.6% at September 30, 2008. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2008 and December 31, 2007.

Loans secured by real estate were $341,595,000 or 87.3% and $334,644,000 or 85.9% of total loans at September 30, 2008 and December 31, 2007, respectively. This represents an increase of $6,951,000 or 2.1% during the first nine months of 2008. Consumer installment loans were $19,775,000 or 5.1% and $25,368,000 or 6.5% of total loans at September 30, 2008 and December 31, 2007, respectively. This represents a decrease of $5,593,000 or 22.1% during the first nine months of 2008. Commercial and industrial loans were $25,746,000 or 6.6% and $27,027,000 or 7.0% of total loans at September 30, 2008 and December 31, 2007, respectively. This represents a decrease of $1,281,000 or 4.7% for the first nine months of 2008.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2008 and 2007 and the year ended December 31, 2007. Charged-off loans were $556,000 and $405,000 for the nine months ended September 30, 2008 and 2007, respectively. Recoveries were $66,000 and $114,000 for the nine months ended September 30, 2008 and 2007, respectively. This resulted in net charge-offs of $490,000 and $291,000 for the nine months ended September 30, 2008 and 2007, respectively. Net charge-offs to average loans was 0.13% and 0.08% for the nine months ended September 30, 2008 and 2007, respectively. The allowance for loan losses as a percentage of loans was 1.00% at September 30, 2008 and 0.82% at December 31, 2007. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). The percentage of nonperforming assets to loans and other real estate owned was 1.01% and 0.06% at September 30, 2008 and December 31, 2007, respectively. There were no restructured loans at September 30, 2008 or December 31, 2007.

Nonaccrual loans were $3,160,000 at September 30, 2008. There were no nonaccrual loans at December 31, 2007. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. All of the nonaccrual loans at September 30, 2008 were impaired and the allowance for loan losses includes $1,341,000 in specific allocations for these loans.

Other real estate owned was $805,000 and $215,000 at September 30, 2008 and December 31, 2007, respectively. The amount of other real estate owned at September 30, 2008 includes three one-to-four family residential properties. The amount of other real estate owned at December 31, 2007 includes one one-to-four family residential property. The amount of other real estate owned reflects the lesser of the fair value or principal balance of each property minus the estimated selling costs of that property. If the principal balance exceeds the fair value minus selling costs, the difference is charged-off at foreclosure. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A loss of $70,000 was recognized on the sale of other real estate owned during 2008.

Total loans past due 90 days or more and still accruing interest were $687,000 or 0.18% and $813,000 or 0.21% of total loans at September 30, 2008 and December 31, 2007, respectively. The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual.

Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $21,671,000 and $25,731,000 at September 30, 2008 and December 31, 2007, respectively. This represents a decrease of $4,060,000 or 15.8% during the first nine months of 2008. At September 30, 2008, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $1,607,000 in specific allocations for these loans.

Deposits

Total deposits were $367,026,000 and $379,585,000 at September 30, 2008 and December 31, 2007, respectively. This represents a decrease of $12,559,000 or 3.3% during the first nine months of 2008. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2008 and December 31, 2007.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $3,320,000 or 4.1% from $81,763,000 at December 31, 2007 to $85,083,000 at September 30, 2008. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, decreased $3,593,000 or 2.4% from $146,766,000 at December 31, 2007 to $143,173,000 at September 30, 2008. Time deposits decreased $12,286,000 or 8.1% from $151,056,000 at December 31, 2007 to $138,770,000 at September 30, 2008. This is comprised of a decrease in time deposits of $100,000 and more of $16,358,000 or 21.1% and an increase in time deposits of less than $100,000 of $4,072,000 or 5.5%. Certificates of deposit of less than $100,000 also include $15,531,000 in brokered certificates of deposit at September 30, 2008 which is an increase of $10,000,000 or 180.8% from $5,531,000 at December 31, 2007.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $290,478,000 or 79.1% and $296,679,000 or 78.2% of total deposits at September 30, 2008 and December 31, 2007, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2008 was $44,018,000, reflecting a percentage of total assets of 8.56%, as compared to $45,178,000 and 8.90% at December 31, 2007. Shareholders’ equity per share decreased $0.47 or 3.3% to $13.93 per share at September 30, 2008 from $14.43 per share at December 31, 2007. During the first three quarters of 2008 and 2007, the Company paid a dividend of $0.50 and $0.48 per share, respectively. Total dividends paid during 2007 were $0.64 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 14.01% at September 30, 2008 as compared to 13.44% at December 31, 2007. The Company’s total risk-based capital ratio was 15.02% at September 30, 2008 as compared to 14.25% at December 31, 2007. The Company’s Tier 1 capital to average total assets ratio was 10.46% at September 30, 2008 and December 31, 2007. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2008, liquid assets totaled $182,173,000 as compared to $187,987,000 at December 31, 2007. These amounts represent 38.7% and 40.7% of total liabilities at September 30, 2008 and December 31, 2007, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2007 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of November, 2008.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ JAMES W. MCCARTY, JR.
James W. McCarty, Jr. Vice President, Chief Financial Officer and Secretary-Treasurer