Form 10-K
period 2008-12-31
EAGLE FINANCIAL SERVICES INC
filed 2009-03-16
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2008 was $55,448,085.

The number of shares of the registrant’s Common Stock outstanding at March 1, 2009 was 3,179,385.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial loans. The Bank offers branded credit cards through the larger financial institution that purchased the portfolio during 2008. The Bank also has a merchant services program which allows its commercial customers to accept credit card payments. The Bank has sixteen ATM locations in its trade area and issues both ATM cards and Debit cards to deposit customers. These cards can be used to withdraw cash at most ATM’s through the Bank’s membership in both regional and national networks. These cards can also be used to make purchases at retailers who accept transactions through the same regional and national networks. The Bank offers both telephone banking and internet banking to its customers. Both of these services can be used by consumer and commercial customers to research account information and transfer funds between accounts. Internet banking also offers online bill payment to consumer and commercial customers. The Bank offers other commercial deposit account services such as ACH origination and remote deposit capture.

During 2007, Eagle Investment Group (“EIG”), the investment management division of the Bank, was formed by combining the trust department with Eagle Investment Services. The trust services division of EIG offers a full range of personal and retirement plan services, which include serving as agent for bill paying and custody of assets, as investment manager with full authority or advisor, as trustee or co-trustee for trusts under will or under agreement, as trustee of life insurance trusts, as guardian or committee, as agent under a power of attorney, as executor or co-executor for estates, as custodian or investment advisor for individual retirement plans, and as trustee or trust advisor for corporate retirement plans such as profit sharing and 401(k) plans. The brokerage division of EIG offers a full range of investment services, which include tax-deferred annuities, IRAs and rollovers, mutual funds, retirement plans, 529 college savings plans, life insurance, long term care insurance, fixed income investing, brokerage CDs, and full service or discount brokerage services. Non-deposit investment products are offered through a third party provider.

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

Employees

The Company, including the Bank, had 41 officers, 138 other full-time and 24 part-time employees (or 160 full-time equivalent employees) as of December 31, 2008. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

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

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2008 as reported to the FDIC, the Company has 17.9% of the total deposits in its market area, which is the third largest share behind BB&T and Wachovia Bank.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2008, the Bank declared $2,108,000 in dividends payable to the Company.

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

Pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish the Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.50% or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of either one or both of the TLGP programs if they did not wish to participate. The Company and its applicable subsidiaries elected to participate in the transaction account guarantee program, but opted out of the debt guarantee program.

On February 29, 2009, the FDIC passed an interim rule that allows it to charge banks a special assessment of 20 basis points on insured deposits to replenish the deposit insurance fund. Subsequently, on March 5, 2009, the FDIC announced it intends to cut this special assessment in half, from 20 to 10 basis points, provided that Congress clears legislation expanding the FDIC’s line of credit with the U.S. Treasury from $30 billion to $100 billion. This special assessment would be collected at September 30, 2009. Additionally, the FDIC will increase fees by approximately two basis points on insured deposits.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Company’s common stock is registered with the SEC, it is currently subject to this Act. As an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Company was subject to section 404 of the Sarbanes-Oxley Act, which requires an evaluation of the Company’s internal control over financial reporting, for the year ended December 31, 2008.

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

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). More recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), which amends certain provisions of the EESA and contains a wide array of provisions aimed at stimulating the U.S. economy.

There can be no assurance, however, as to the actual impact that the EESA and AARA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the AARA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

The Company’s concentration in loans secured by real estate may increase its credit losses, which would negatively affect our financial results.

At December 31, 2008, loans secured by real estate totaled $342,891,000 and represented 87.9% of the Company’s loan portfolio. A major change in the local real estate market or in the local or national economy could adversely affect borrowers’ ability to pay these loans, which could negatively affect the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. The local real estate market weakened during 2008; however, the Company is comfortable with its exposure to fluctuations in real estate values.

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

The Company’s branches are located in the counties of Clarke and Frederick and the City of Winchester. The current recession presents numerous challenges to the way we do business. Poor economic conditions, which are beyond our control, negatively impact the Company’s financial condition and performance. These conditions influence the volume of loans and deposits, the asset quality of the loan portfolio, and pricing of loans and deposits.

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

The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2008 and 2007. The Company may not be aware of the per share price of all trades made.

Common Stock Market Price and Dividend Data

	2008		2007		Dividends Per Share
	High	Low	High	Low	2008	2007
1st Quarter	$22.99	$21.75	$30.50	$28.05	$0.16	$0.16
2nd Quarter	22.95	19.95	29.50	27.80	0.17	0.16
3rd Quarter	21.95	17.00	29.22	24.50	0.17	0.16
4th Quarter	22.50	14.75	24.89	22.05	0.17	0.16

As of March 1, 2008, the Company had approximately 1,228 shareholders of record.

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

The Company did not repurchase any shares of its common stock during the fourth quarter of 2008 and otherwise does not have any stock buy-back programs.

The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2003 and the reinvestment of dividends.

Index	2003	2004	2005	2006	2007	2008
Eagle Financial Services, Inc.	$100	$99	$129	$139	$108	$79

NASDAQ Bank Index	100	111	106	118	92	70

NASDAQ Composite Index	100	109	110	121	132	79

Item 6.	Selected Financial Data

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$29,439	$31,162	$29,209	$23,804	$19,288
Interest expense	10,512	13,892	11,705	6,883	4,395

Net interest income	$18,927	$17,270	$17,504	$16,921	$14,893
Provision for loan losses	2,310	550	300	620	525

Net interest income after provision for loan losses	$16,617	$16,720	$17,204	$16,301	$14,368
Noninterest income	4,609	6,192	5,447	5,166	4,766

Net revenue	$21,226	$22,912	$22,651	$21,467	$19,134
Noninterest expenses	15,814	15,551	14,301	13,445	12,522

Income before income taxes	$5,412	$7,361	$8,350	$8,022	$6,612
Applicable income taxes	1,357	2,100	2,492	2,410	2,002

Net Income	$4,055	$5,261	$5,858	$5,612	$4,610

Performance Ratios:
Return on average assets	0.79%	1.04%	1.20%	1.28%	1.22%
Return on average equity	8.81%	12.25%	15.27%	16.57%	15.42%
Shareholders’ equity to assets	8.87%	8.90%	7.98%	7.71%	7.73%
Dividend payout ratio	52.01%	37.87%	31.56%	27.09%	27.38%

Per Share Data (1) :
Net income, basic	$1.29	$1.70	$1.91	$1.84	$1.53
Net income, diluted	1.29	1.69	1.90	1.84	1.53
Cash dividends declared	0.67	0.64	0.60	0.50	0.42
Book value	14.79	14.57	13.23	11.77	10.57
Market price	16.10	22.75	30.00	28.25	22.13
Average shares outstanding, basic	3,136,535	3,101,276	3,071,930	3,042,204	3,007,364
Average shares outstanding, diluted	3,143,907	3,113,792	3,087,053	3,044,976	3,007,930

Balance Sheet Data:
Total securities	$98,919	$84,237	$91,624	$82,693	$74,238
Total loans	390,086	389,661	386,046	355,779	311,099
Total assets	528,142	507,551	512,996	466,971	413,811
Total deposits	386,527	379,585	397,450	373,148	338,327
Shareholders’ equity	46,829	45,178	40,937	35,995	31,969

(1)	Per share amounts have been adjusted to reflect a two-for-one stock split of the Company’s common stock on March 15, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2008, the Company had total assets of $528,142,000, net loans of $385,565,000, total deposits of $386,527,000 and shareholders’ equity of $46,829,000. The Company’s net income was $4,055,000 for the year ended December 31, 2008.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	difficult market conditions in our industry;

•	unprecedented levels of market volatility;

•	effects of soundness of other financial institutions;

•	uncertain outcome of recently enacted legislation to stabilize the U.S. financial system;

•	potential impact on us of recently enacted legislation;

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” above.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for 2008 was $4,055,000, a decrease of $1,206,000 or 22.9% over 2007’s net income of $5,261,000. Net income for 2007 decreased $597,000 or 10.2% from 2006’s net income of $5,858,000. Diluted earnings per share were $1.29, $1.69, and $1.90 for 2008, 2007 and 2006, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA for the Company was 0.79%, 1.04%, and 1.20% for 2008, 2007 and 2006, respectively. An increase in the provision for loan losses and a loss on securities from the impairment of Fannie Mae and Freddie Mac preferred stock contributed to the 25 basis point decrease from 2007 to 2008. An increase in the volume of certificates of deposits, an increase in rates paid on certificates of deposits, an increase in the provision for loan losses, and an increase in noninterest expenses contributed to the 16 basis point decrease from 2006 to 2007.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 8.81%, 12.25%, and 15.27% for 2008, 2007 and 2006, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $18,927,000 for 2008, $17,270,000 for 2007, and $17,504,000 for 2006, which represents an increase of $1,657,000 or 9.6% for 2008 and a decrease of $234,000 or 1.3% for 2007. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $29,439,000 for 2008, $31,162,000 for 2007, and $29,209,000 for 2006, which represents a decrease of $1,723,000 or 5.5% for 2008 and an increase of $1,953,000 or 6.7% for 2007. The decrease from 2007 to 2008 was caused by decreases in the Prime lending rate, which the Bank uses to index variable rate loans. The increase in total interest income from 2006 to 2007 can be attributed to an increase in the volume of loans outstanding, an increase in the volume of tax-exempt securities, and an increase in the yield on taxable securities. Total interest expense was $10,512,000 for 2008, $13,892,000 for 2007, and $11,705,000 for 2006, which represents a decrease of $3,380,000 or 24.3% in 2008 and an increase of $2,187,000 or 18.7% for 2007. The decrease in total interest expense from 2007 to 2008 can be attributed to repricing deposits and borrowing from the Federal Home Loan Bank at lower rates. The increase in total interest expense from 2006 to 2007 can be attributed to rate increases on savings and interest-bearing demand deposits and relying more heavily on certificates of deposit.

The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2008, 2007 and 2006.

The net interest margin was 4.02% for 2008, 3.77% for 2007, and 3.94% for 2006. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2008, 2007, and 2006. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2008, 2007 and 2006. The increase of 46 basis points from 2007 to 2008 in net interest margin can be attributed to a greater decrease in the average rate of interest-bearing liabilities than the decrease in the tax-equivalent yield on average earning assets. The decrease of 17 basis points from 2006 to 2007 in the net interest margin were due to a greater increase in the average rate on interest-bearing liabilities than the increase in the tax-equivalent yield on average earning assets.

The tax-equivalent yield on earning assets decreased 51 points from 2007 to 2008 and increased 21 basis points from 2006 to 2007. The tax-equivalent yield on securities increased 42 basis points from 2007 to 2008 and 19 basis points from 2006 to 2007. The tax-equivalent yield on loans decreased 70 basis points from 2007 to 2008 and increased 20 basis points from 2007 to 2006.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	2008			2007			2006
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$65,099	$3,457	5.31%	$56,856	$2,628	4.62%	$59,979	$2,628	4.38%
Tax-Exempt (1)	30,566	1,731	5.66%	30,978	1,765	5.70%	28,403	1,622	5.71%

Total Securities	$95,665	$5,188	5.42%	$87,834	$4,393	5.00%	$88,382	$4,250	4.81%
Loans: (2)
Taxable	385,214	24,575	6.38%	382,448	27,096	7.08%	367,504	25,303	6.89%
Tax-Exempt (1)	4,651	325	6.99%	3,066	224	7.31%	2,649	186	7.02%

Total Loans	$389,865	$24,900	6.39%	$385,514	$27,320	7.09%	$370,153	$25,489	6.89%
Federal funds sold	2,195	45	2.05%	2,243	118	5.26%	957	55	5.75%
Interest-bearing deposits in other banks	198	5	2.53%	330	7	2.12%	532	30	5.64%

Total earning assets	$487,923	$30,138	6.18%	$475,921	$31,838	6.69%	$460,024	$29,824	6.48%

Allowance for loan losses	(3,466)			(3,283)			(3,687)
Total non-earning assets	31,714			32,171			33,194

Total assets	$516,171			$504,809			$489,531

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$60,774	$680	1.12%	$73,337	$1,808	2.47%	$61,568	$1,069	1.74%
Money market accounts	52,464	975	1.86%	42,484	1,063	2.50%	49,850	1,190	2.39%
Savings accounts	33,748	214	0.63%	34,539	304	0.88%	44,630	585	1.31%
Time deposits:
$100,000 and more	68,732	2,451	3.57%	74,417	3,679	4.94%	60,817	2,634	4.33%
Less than $100,000	74,445	2,658	3.57%	83,603	3,828	4.58%	75,985	2,985	3.93%

Total interest-bearing deposits	$290,163	$6,978	2.40%	$308,380	$10,682	3.46%	$292,850	$8,463	2.89%
Federal funds purchased and securities sold under agreements to repurchase	17,119	482	2.82%	6,876	237	3.45%	10,780	419	3.89%
Federal Home Loan Bank advances	71,762	2,706	3.77%	55,134	2,404	4.36%	52,914	2,217	4.19%
Trust preferred capital notes	7,217	346	4.79%	7,217	569	7.88%	7,217	606	8.40%

Total interest-bearing liabilities	$386,261	$10,512	2.72%	$377,607	$13,892	3.68%	$363,761	$11,705	3.22%

Noninterest-bearing liabilities:
Demand deposits	81,033			81,848			85,376
Other Liabilities	2,823			2,392			2,024

Total liabilities	$470,117			$461,847			$451,161
Shareholders’ equity	46,054			42,962			38,370

Total liabilities and shareholders’ equity	$516,171			$504,809			$489,531

Net interest income		$19,626			$17,946			$18,119

Net interest spread			3.46%			3.01%			3.26%
Interest expense as a percent of average earning assets			2.15%			2.92%			2.54%
Net interest margin			4.02%			3.77%			3.94%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in the average loan balance.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	December 31,
	2008	2007	2006
GAAP Financial Measurements:
Interest Income - Loans	$24,790	$27,244	$25,426
Interest Income - Securities and Other Interest-Earnings Assets	4,649	3,918	3,783
Interest Expense - Deposits	6,978	10,682	8,462
Interest Expense - Other Borrowings	3,534	3,210	3,243

Total Net Interest Income	$18,927	$17,270	$17,504

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$111	$76	$63
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	588	600	552

Total Tax Benefit on Tax-Exempt Interest Income	$699	$676	$615

Tax-Equivalent Net Interest Income	$19,626	$17,946	$18,119

The average rate on interest-bearing liabilities decreased 96 points from 2007 to 2008 and increased 46 basis points from 2006 to 2007. These changes were caused primarily by deposit pricing and product mix. The average rate on total interest-bearing deposits decreased 106 basis points from 2007 to 2008 and increased 57 points from 2006 to 2007. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits decreased $3,375,000 or 2.2% from $150,360,000 during 2007 to $146,985,000 during 2008. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The Company also borrows funds for a longer term through wholesale repurchase agreements, which require marketable securities as collateral. The average rate on these borrowings decreased 63 basis points from 2007 to 2008 and decreased 44 basis points from 2006 to 2007. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which was decreased from 4.25% to 0.25% during 2008. The rate on retail repurchase agreements is variable and changes monthly. Finally, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances decreased 59 basis points from 2007 to 2008 and increased 17 basis points from 2006 to 2007.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Tax-equivalent net interest income increased $2,681,000 during 2008. The increase in tax-equivalent net interest income during 2008 is comprised of a decrease due to volume of $199,000 and an increase due to rate of $2,880,000. The change in tax-equivalent net interest income during 2008 was primarily affected by rate decreases on deposits, Federal Home Loan Bank advances, trust-preferred capital notes and taxable loans.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2008 vs 2007 Increase (Decrease) Due to Changes in:			2007 vs 2006 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$408	$421	$829	$—	$—	$—
Tax-exempt	(22)	(12)	(34)	146	(3)	143
Loans:
Taxable	200	(1,721)	(1,521)	1,068	725	1,793
Tax-exempt	110	(9)	101	30	8	38
Federal funds sold	(2)	(71)	(73)	67	(4)	63
Interest-bearing deposits in other banks	(4)	2	(2)	(9)	(14)	(23)

Total earning assets	$690	$(1,390)	$(700)	$1,302	$712	$2,014

Interest-Bearing Liabilities:
NOW accounts	$(269)	$(859)	$(1,128)	$231	$508	$739
Money market accounts	991	(1,080)	(89)	(184)	57	(127)
Savings accounts	(7)	(83)	(90)	(115)	(166)	(281)
Time deposits:
$100,000 and more	(265)	(963)	(1,228)	641	404	1,045
Less than $100,000	(388)	(782)	(1,170)	318	525	843

Total interest-bearing deposits	$62	$(3,767)	$(3,705)	$891	$1,328	$2,219

Federal funds purchased and securities sold under agreements to repurchase	$279	$(34)	$245	$(139)	$(43)	$(182)
Federal Home Loan Bank advances	548	(246)	302	95	92	187
Trust preferred capital notes	—	(223)	(223)	—	(37)	(37)

Total interest-bearing liabilities	$889	$(4,270)	$(3,381)	$847	$1,340	$2,187

Change in net interest income	$(199)	$2,880	$2,681	$455	$(628)	$(173)

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $2,310,000 for 2008, $550,000 for 2007, and $300,000 for 2006. This amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, the amount of potential losses within the loan portfolio and prevailing economic conditions. The increase during 2008 as compared to 2007 and 2006 reflects the negative direction of the overall economy, which generally increases the potential losses within the loan portfolio.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at December 31, 2008 and 2007.

Noninterest Income

Total noninterest income was $4,609,000, $6,192,000, and $5,447,000, during 2008, 2007 and 2006, respectively. This represents a decrease of $1,583,000 or 25.6% for 2008 and an increase of $745,000 or 13.7% for 2007. The decrease from 2007 to 2008 can be primarily attributed to the $2,488,000 loss on securities, which reflects the impairment charge that is discussed in Note 2 to the Consolidated Financial Statements. The decrease also includes a $376,000 gain on the sale of loans and a $742,000 gain on the sale of bank premises and equipment. The gain on the sale of loans was generated from the credit card portfolio and the gain on the sale of bank premises and equipment was generated from the former Old Post Office branch building in downtown Winchester. Excluding the loss on securities, gain on the sale of loans, and gain on the sale of bank premises and equipment, total noninterest income was $5,979,000 for 2008. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during 2008, 2007, or 2006.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, was $911,000, $967,000, and $853,000 during 2008, 2007 and 2006, respectively. This represents a decrease of $56,000 or 5.8% during 2008 and an increase of $114,000 or 13.4% during 2007. In 2008, the decrease in fiduciary income was based on the lower market value of assets under management and not the result of a decline in the number of accounts.

Service charges on deposit accounts were $2,333,000, $2,257,000, and $2,113,000 during 2008, 2007 and 2006, respectively. This represents an increase of $76,000 or 3.4% for 2008 and $144,000 or 6.8% for 2007. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees were $2,565,000, $2,734,000, and $2,162,000, during 2008, 2007 and 2006, respectively. This represents a decrease of $169,000 or 6.2% for 2008 and an increase of $572,000 or 26.5% for 2007. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, and fees generated from the Bank’s ATM/debit card programs. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $810,000, $923,000, and $607,000, during 2008, 2007 and 2006, respectively. This represents a decrease of $113,000 or 12.2% during 2008 and an increase of $316,000 or 52.1% during 2007. Fees received from the Bank’s credit card program were $522,000, $513,000, and $331,000 during 2008, 2007 and 2006, respectively. This represents an increase of $9,000 or 1.8% during 2008 and $182,000 or 55.0% during 2007. Fees generated from the Bank’s ATM/debit card programs were $844,000, $838,000, and $713,000 during 2008, 2007 and 2006, respectively. This represents an increase of $6,000 or 0.7% during 2008 and $125,000 or 17.5% during 2007.

Other operating income was $212,000, $234,000, and $319,000 for 2008, 2007 and 2006, respectively. This represents a decrease of $22,000 or 9.4% during 2008 and $85,000 or 26.7% for 2007.

Noninterest Expenses

Total noninterest expenses were $15,814,000, $15,551,000, and $14,301,000 during 2008, 2007 and 2006, respectively. This represents an increase of $263,000 or 1.7% during 2008 and $1,250,000 or 8.7% for 2007. The efficiency ratio of the Company was 59.39%, 64.43%, and 60.68% for 2008, 2007 and 2006, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding certain non-recurring gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and employee benefits were $9,069,000, $8,960,000, and $8,370,000 during 2008, 2007 and 2006, respectively. This represents an increase of $109,000 or 1.2% for 2008 and $590,000 or 7.1% for 2007. Occupancy expenses were $1,189,000, $1,143,000, and $988,000 during 2008, 2007 and 2006, respectively. This represents an increase of $46,000 or 4.0% during 2008 and $155,000 or 15.7% for 2007. Equipment expenses were $700,000, $772,000, and $713,000 during 2008, 2007 and 2006, respectively. This represents a decrease of $72,000 or 9.3% during 2008 and an increase of $59,000 or 8.3% for 2007.

Advertising and marketing expenses were $406,000, $419,000, and $417,000 during 2008, 2007 and 2006, respectively. This represents a decrease of $13,000 or 3.1% during 2008 and an increase of $2,000 or 0.5% for 2007. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

Other operating expenses were $3,801,000, $3,494,000, and $3,109,000 during 2008, 2007 and 2006. Other operating expenses increased $307,000 or 8.8% during 2008 and $385,000 or 12.4% for 2007. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $1,357,000, $2,100,000, and $2,492,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The change in income tax expense can be attributed to changes in taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 25.07%, 28.53%, and 29.84% for 2008, 2007 and 2006, respectively. Note 8 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2008, 2007 and 2006. In addition, Note 8 to the Consolidated Financial Statements provides information regarding the principal items giving rise to deferred taxes for 2008 and 2007.

FINANCIAL CONDITION

Securities

Total securities at December 31, 2008 were $98,919,000 as compared to $84,237,000 as of December 31, 2007, which represents an increase of $14,682,000 or 17.4% during 2008. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2008, 2007 and 2006. The Company purchased $42,993,000 in securities during 2008. This amount includes $14,541,000 or 33.8% in obligations of U.S. government corporations and agencies, $9,570,000 or 22.3% in obligations of states and political subdivisions, $12,714,000 or 29.6% in corporate securities, $5,043,000 or 11.7% in equity securities, and $1,125,000 or 2.6% in restricted securities. The Company had $24,918,000 in maturities and principal repayments on securities during 2008. This amount includes $16,616,000 or 66.7% in obligations of U.S. government corporations and agencies, $4,236,000 or 17.0% in mortgage-backed securities, $1,795,000 or 7.2% in obligations of states and political subdivisions, $685,000 or 2.8% in restricted securities, and $1,586,000 or 6.3% in corporate securities. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2008. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2008 and 2007.

Securities Portfolio

(dollars in thousands)

	December 31,
	2008	2007	2006
Securities available for sale:
Obligations of U.S. government corporations and agencies	$26,286	$27,964	$35,016
Mortgage-backed securities	20,502	16,112	19,815
Obligations of states and political subdivisions	31,545	2,811	2,803
Corporate securities	13,950	3,820	1,753
Equity securities	2,187	—	—
Restricted securities	4,449	4,010	4,020

	$98,919	$54,717	$63,407

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$—	$—	$500
Mortgage-backed securities	—	282	379
Obligations of states and political subdivisions	—	29,238	27,338

	$—	$29,520	$28,217

The Company had $98,919,000 and $54,717,000 in securities classified as available for sale at December 31, 2008 and 2007, respectively, which represents an increase of $45,127,000 or 82.7% during 2008. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized loss on available for sale securities of $747,000 at December 31, 2008 and a net unrealized gain of $178,000 on available for sale securities at December 31, 2007. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

As discussed in Note 2 to the Consolidated Financial Statements, the Company transferred all of the held to maturity securities to available for sale during 2008. The Company had $29,520,000 and $28,217,000 in securities classified as held to maturity at December 31, 2007 and 2006.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2008. The table indicates that $35,114,000 or 35.5% of the portfolio will mature within five years. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2008
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$3,549	4.16%	$16,486	4.31%	$6,251	5.53%	$—	—	$26,286	4.57%
Mortgage-backed securities	—		3,094	3.86%	10,001	4.88%	7,407	5.24%	20,502	4.85%
Corporate securities	262	6.67%	4,743	6.42%	5,384	7	3,561	7.79%	13,950	6.95%
Obligations of states and political subdivisions, taxable	232	6.27%	—		—		700	6.72	932	6.58%
Equity securities	—		—		—		2,187	10.62	2,187	10.62%
Other taxable securities	—	—	—	—	—	—	4,449	3.77%	4,449	3.77%

Total taxable	$4,043		$24,323		$21,636		$18,304		$68,306

Obligations of states and political subdivisions, tax-exempt (1)	250	3.71%	6,498	5.45%	22,945	5.70%	920	4.89%	30,613	5.61%

Total	$4,293		$30,821		$44,581		$19,224		$98,919

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $390,086,000 and $389,661,000 at December 31, 2008 and 2007, respectively. This represents an increase of $425,000 or 0.1% for 2008. The ratio of loans to deposits decreased during the year from 102.65% to 100.92% at December 31, 2007 and 2008, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio

(dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Loans secured by real estate:
Construction and land development	$36,990	$33,268	$46,477	$42,835	$31,821
Secured by farmland	5,305	7,468	6,859	4,322	3,234
Secured by 1-4 family residential properties	189,874	182,343	173,839	160,963	144,377
Other real estate loans	110,722	111,565	101,525	88,897	72,767
Loans to farmers	1,065	1,039	1,406	990	1,322
Commercial and industrial loans	23,629	27,027	26,938	25,237	23,862
Consumer installment loans	18,835	25,368	28,382	32,220	33,472
All other loans	3,666	1,583	620	315	243

Total loans	$390,086	$389,661	$386,046	$355,779	$311,098

Loans secured by real estate were $342,891,000 or 87.9% and $334,644,000 or 85.9% of total loans at December 31, 2008 and 2007, respectively. This represents an increase of $8,247,000 or 2.5% for 2008. Consumer installment loans were $18,835,000 or 4.8% and $25,368,000 or 6.5% of total loans at December 31, 2008 and 2007, respectively. This represents a decrease of $6,533,000 or 25.8% for 2008. Commercial and industrial loans were $23,629,000 or 6.1% and $27,027,000 or 6.9% of total loans at December 31, 2008 and 2007. This represents a decrease of $3,398,000 or 12.6% for 2008.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $321,876,000 or 82.5% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2008
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$26,766	$10,077	$147	$36,990
Secured by farmland	3,380	1,895	30	5,305
Secured by 1-4 family residential properties	24,193	124,738	40,943	189,874
Other real estate loans	19,219	66,619	24,884	110,722
Loans to farmers	619	446	—	1,065
Commercial and industrial loans	14,427	7,792	1,410	23,629
Consumer installment loans	2,609	15,430	796	18,835
All other loans	417	3,249	—	3,666

	$91,630	$230,246	$68,210	$390,086

For maturities over one year:
Floating rate loans		$14,250	$23,888	$38,138
Fixed rate loans		215,996	44,322	260,318

		$230,246	$68,210	$298,456

Allowance for Loan Losses

The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.

Charged-off loans were $1,076,000, $805,000, and $734,000 for 2008, 2007 and 2006, respectively. Recoveries were $96,000, $138,000, and $160,000 for 2008, 2007 and 2006, respectively. Net charge-offs were $980,000, $667,000, and $574,000 for 2008, 2007 and 2006, respectively. This represents an increase in net charge-offs of $313,000 or 46.9% for 2008 and $93,000 or 16.2% for 2007. The allowance for loan losses as a percentage of loans was 1.16%, 0.82%, and 0.86% at the end of 2008, 2007 and 2006, respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 4.61 times for 2008, 4.78 times for 2007, and 5.76 times for 2006. The ratio of net charge-offs to average loans was 0.25% for 2008, 0.17% for 2007, and 0.16% for 2006.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2008, 2007, 2006, 2005 and 2004. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Total nonperforming assets were $4,119,000 at December 31, 2008 and $215,000 at December 31, 2007. The percentage of nonperforming assets to loans and other real estate owned was 1.05% for 2008 and 0.06% for 2007. The table titled “Nonperforming Assets” shows the amount of nonperforming assets and loans past due 90 days and accruing interest outstanding during the last five years. The table also shows the ratios for the allowance for loan losses as a percentage of nonperforming assets and nonperforming assets as a percentage of loans outstanding and other real estate owned.

Nonaccrual loans were $3,385,000 at December 31, 2008. There were no nonaccrual loans at December 31, 2007. The gross amount of interest income that would have been recognized on nonaccrual loans was $119,000 for 2008. None of this interest income was included in net income for 2008. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2008 include $1,655,000 in specific allocations.

Other real estate owned was $734,000 and $215,000 at December 31, 2008 and December 31, 2007, respectively. The amount of other real estate owned at December 31, 2008 includes three one-to-four family residential properties and one mixed-use property. The amount of other real estate owned at December 31, 2007 includes one one-to-four family residential property. The amount of other real estate owned reflects the lesser of the fair value or principal balance of each property minus the estimated selling costs of that property. If the principal balance exceeds the fair value minus selling costs, the difference is charged-off at foreclosure. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A loss of $42,000 was recognized on the sale of other real estate owned during 2008.

Total loans past due 90 days or more and still accruing interest were $509,000 or 0.13%, $813,000 or 0.21%, and $484,000 or 0.13% of total loans at December 31, 2008, 2007 and 2006, respectively. The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual.

Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $17,960,000 and $25,731,000 at December 31, 2008 and 2007, respectively. This represents a decrease of $7,771,000 or 30.20% during 2008. At December 31, 2008, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $833,000 in specific allocations for these loans.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Balance, beginning of period	$3,191	$3,308	$3,582	$3,265	$2,867

Loans Charged-Off:
Commercial, financial and agricultural	261	131	375	202	$—
Real estate-construction and land development	256	141	—	—	—
Real estate-mortgage	306	96	128	—	—
Consumer	254	437	231	284	243

Total loans charged off	$1,077	$805	$734	$486	$243

Recoveries:
Commercial, financial and agricultural	$—	$40	$1	$—	$—
Real estate-construction and land development	14	—	—	86	—
Real estate-mortgage	2	2	—	—	14
Consumer	81	96	159	97	102

Total recoveries	$97	$138	$160	$183	$116

Net charge-offs	980	667	574	303	127
Provision for loan losses	2,310	550	300	620	525

Balance, end of period	$4,521	$3,191	$3,308	$3,582	$3,265

Ratio of allowance for loan losses to loans outstanding at period end	1.16%	0.82%	0.86%	1.01%	1.05%

Ratio of net charge offs to average loans outstanding during the period	0.25%	0.17%	0.16%	0.09%	0.04%

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2008	$567	7.3%	$1,580	9.5%	$2,130	78.4%	$244	4.8%
December 31, 2007	$795	7.6%	$343	8.5%	$1,830	77.4%	$223	6.5%
December 31, 2006	$705	7.5%	$509	12.0%	$1,886	71.4%	$208	9.1%
December 31, 2005	$1,076	8.2%	$179	10.2%	$358	70.8%	$1,969	10.8%
December 31, 2004	$979	8.2%	$490	8.9%	$327	71.3%	$1,469	11.6%

Nonperforming Assets

(dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans	$3,385	$—	$—	$375	$—
Restructured loans	—	—	—	—	—
Other real estate owned	734	215	215	—	—

Total nonperforming assets	$4,119	$215	$215	$375	$—

Loans past due 90 days and accruing interest	$509	$813	$484	$294	$64

Allowance for loan losses to nonperforming assets	110%	1484%	1539%	955%	—

Non-performing assets to period end loans and other real estate owned	1.05%	0.06%	0.06%	0.11%	—

Deposits

Total deposits were $386,527,000 and $379,585,000 at December 31, 2008 and 2007, respectively, which represents an increase of $6,942,000 or 1.8% during 2008. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2008, 2007 and 2006.

Average Deposits and Rates Paid

(dollars in thousands)

	December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$81,033		$81,848		$85,376

Interest-bearing:
NOW accounts	60,774	1.12%	73,337	2.47%	61,568	1.74%
Money market accounts	52,464	1.86%	42,484	2.50%	49,850	2.39%
Regular savings accounts	33,748	0.63%	34,539	0.88%	44,630	1.31%
Time deposits:
$100,000 and more	68,732	3.57%	74,417	4.94%	60,817	4.33%
Less than $100,000	74,445	3.57%	83,603	4.58%	75,985	3.93%

Total interest-bearing	$290,163	2.40%	$308,380	3.46%	$292,850	2.89%

Total deposits	$371,196		$390,228		$378,226

Noninterest-bearing demand deposits, which are comprised of checking accounts, decreased $423,000 or 0.5% from $81,763,000 at December 31, 2007 to $81,340,000 at December 31, 2008. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $7,365,000 or 2.5% from $297,822,000 at December 31, 2007 to $305,187,000 at December 31, 2008. Total NOW account balances decreased $7,609,000 or 10.9% from $69,635,000 at December 31, 2007 to $62,026,000 at December 31, 2008. Total money market account balances increased $15,253,000 or 34.9% from $43,747,000 at December 31, 2007 to $59,000,000 at December 31, 2008. Total regular savings account balances increased $212,000 or 0.6% from $33,384,000 at December 31, 2007 to $33,596,000 at December 31, 2008. Time deposits decreased $491,000 or 0.3% from $151,056,000 at December 31, 2007 to $150,565,000 at December 31, 2008. This is comprised of a decrease in certificates of deposit of $100,000 and more of $18,287,000 or 23.6% from $77,375,000 at December 31, 2007 to $59,088,000 at December 31, 2008 and an increase in certificates of deposit of less than $100,000 of $17,796,000 or 24.2% from $73,681,000 at December 31, 2007 to $91,477,000 at December 31, 2008. Certificates of deposit of less than $100,000 included $25,531,000 and $5,531,000 in traditional brokered certificates of deposit at December 31, 2008 and 2007, respectively. During 2008, the Bank joined the CDARS network, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit. Certificates of deposit of less than $100,000 included $4,167,000 issued through the CDARS network.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000, excluding brokered certificates of deposit. Core deposits totaled $301,908,000 or 78.1% and $296,679,000 or 78.2% of total deposits at December 31, 2008 and 2007, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2008. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $4,390,000 which matures over one year. The total amount maturing within one year is $54,698,000 or 92.6% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2008	$27,947	$17,984	$8,767	$4,390	$59,088	15.29%

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2008 was $46,829,000, reflecting a percentage of total assets of 8.87%, as compared to $45,178,000 and 8.90% at December 31 2007. The common stock’s book value per share increased $0.36 or 2.5% to $14.79 per share at December 31, 2008 from $14.43 per share at December 31, 2007. During 2008, the Company paid $0.67 per share in dividends as compared to $0.64 per share for 2007 and $0.60 per share for 2006. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Analysis of Capital

(dollars in thousands)

	December 31,
	2008	2007
Tier 1 Capital:
Common stock	$7,888	$7,798
Capital surplus	7,796	7,153
Retained earnings	32,779	30,832
Trust preferred capital notes	7,000	7,000
Goodwill	(90)	(134)
Net unrealized loss on available for sale equity securities	(243)	—

Total Tier 1 capital	$55,130	$52,649
Tier 2 Capital:
Allowance for loan losses	$4,521	$3,191

Total Tier 2 capital	$4,521	$3,191

Total risk-based capital	$59,651	$55,840

Risk weighted assets	$391,733	$391,843

Risk Based Capital Ratios:
Tier 1 capital to risk weighted assets	14.07%	13.44%
Total capital to risk weighted assets	15.23%	14.25%
Tier 1 capital to average total assets	10.65%	10.46%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums. The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2008 and 2007.

During December 2008, the Company received preliminary approval from the U.S. Treasury to receive a $10 million capital investment through the Capital Purchase Program (“CPP”), which is part of the broader Troubled Assets Relief Program (“TARP”). In addition to evaluating the terms and conditions of the CPP, the Company evaluated its capital position, expected loan losses, financial performance, and growth opportunities during the next several years before declining the U.S. Treasury’s investment.

Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2008 liquid assets totaled $208,888,000 as compared to $187,987,000 at December 31, 2007. These amounts represent 43.4% and 40.7% of total liabilities at December 31, 2008 and 2007, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Note 18 to the Consolidated Financial Statements provides information about the off-balance sheet arrangements which arise through the lending activities of the Company. These arrangements increase the degree of both credit and interest rate risk beyond that which is recognized through the financial assets and liabilities on the consolidated balance sheets.

The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2008.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	December 31, 2008
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$15,000	$15,000	$10,000	$30,000	$70,000
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	4,693	—	10,000	—	14,693
Operating leases	146	160	92	880	1,278

	$19,839	$15,160	$20,092	$38,097	$93,188

The $70,000,000 in outstanding FHLB advances is comprised of eight advances. Note 7 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 19 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 5 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As the holding company of the Bank, the Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. Note 13 to the Consolidated Financial Statements discusses derivative instruments and hedging activities of the Company. The Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes during 2008. The Company did not have any outstanding hedging transactions at December 31, 2007.

The Bank’s interest rate management strategy is designed to maximize net interest income and preserve the capital of the Company. The Bank’s financial instruments are periodically subjected to various simulations whose results are discussed in the following paragraphs. These models are based on actual data from the Bank’s financial statements and assumptions about the performance of certain financial instruments. Prepayment assumptions are applied to all mortgage related assets, which includes real estate loans and mortgage-backed securities. Prepayment assumptions are based on a median rate at which principal payments are received on these assets over their contractual term. The rate of principal payback is assumed to increase when rates fall and decrease when rates rise. Term assumptions are applied to non-maturity deposits, which includes demand deposits, NOW accounts, savings accounts, and money market accounts. Demand deposits and NOW accounts are generally assumed to have a term greater than one year since the total amount outstanding does not fluctuate with changes in interest rates. Savings accounts and money market accounts are assumed to be more interest rate sensitive, therefore, a majority of the amount outstanding is assumed to have a term of less than one year. The following table summarizes the results of the simulations that the financial assets and liabilities were subjected to at December 31, 2008 and 2007.

	December 31,
	2008	2007
Static One-Year Cumulative Gap	10.91%	-8.14%
One-Year Net Interest Income Simulation:
-200 bp Shock vs Stable Rate	-6.57%	5.03%
+200 bp Shock vs Stable Rate	-0.41%	-6.67%
Static Net Present Value Change:
-200 bp Shock vs Stable Rate	1.03%	-7.15%
+200 bp Shock vs Stable Rate	9.84%	2.20%

The Bank uses interest rate sensitivity analysis, which uses the term to maturity or repricing for rate sensitive assets and liabilities to measure how well they match. Differences in the terms of rate sensitive assets and liabilities create gaps, which are analyzed for each term segment and analyzed cumulatively. Management focuses on the static one-year cumulative gap to measure its short-term sensitivity position. The Company had a positive static one-year cumulative gap of 10.91% at December 31, 2008 and a negative static one-year cumulative gap of 8.14% at December 31, 2007. Because this analysis is only a general indication of the Bank’s interest rate sensitivity and is based on the balance sheet’s composition at a single point of time, no policy limits are established with regard to the static 1-year cumulative gap.

The Bank also measures the potential change in net interest income during a one-year forecast period using a 200 basis point increase and decrease in interest rates, assuming a parallel shift in the U.S. Treasury yield curve. If rates decreased by 200 basis points, net interest income over the following one-year period would have decreased 6.57 % at December 31, 2008 and increased 5.03% at December 31, 2007, as compared to net interest income in a stable rate environment. Conversely, if rates increased by 200 basis points, net interest income over the following one-year period would have decreased by 0.41% and 6.67% at December 31, 2008 and 2007, respectively, as compared to net interest income in a stable rate environment. The results for 2008 indicate that the Bank is asset sensitive, where net interest income falls by a greater percentage when rates fall than when rates rise. Given the current low rate environment, interest rates cannot fall by an additional 200 basis points; therefore, these results have limited value. The Company has prepared for the eventual rise in rates by extending the term of liabilities and shortening the term of assets. The results for 2007 indicate that the Bank is liability sensitive, where net interest income falls by a greater percentage when rates rise than when rates fall. The results of this simulation during 2009 will depend heavily on the Bank’s ability to restructure and reprice its deposits and loans in a manner which maintains or improves the net interest margin.

Finally, the Bank measures the change in the present value of its balance sheet using a 200 basis point increase and decrease in interest rates, assuming a parallel shift in the U.S. Treasury yield curve. This simulation applies these rate changes to the net present value of the balance sheet, which is derived by subtracting the net present value of liabilities from the net present value of assets. If rates decreased by 200 basis points, the net present value of the balance sheet would have increased by 1.03% at December 31, 2008 and decreased by 7.15% at December 31, 2007. Conversely, if rates increased by 200 basis points, the net present value of the balance sheet would have increased by 9.84% and 2.20% at December 31, 2008 and December 31, 2006, respectively. This simulation indicates the Bank is asset sensitive at December 31, 2008 and 2007. The results of this simulation at December, 31, 2008 versus 2007 indicate an increase in the asset sensitivity of the Bank since the percentage change in net interest income is much higher.

The weakness of this analysis is that the present value is calculated at a given date instead of simulated during a one-year forecast period. The results of this simulation are particularly impacted by changes in the U.S. Treasury yield curve, which experienced significant volatility during 2007 and 2008 and has been affected by Federal Reserve monetary policy and other actions of the U.S. Government.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eagle Financial Services, Inc.

Berryville, Virginia

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2008. We have also audited Eagle Financial Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Eagle Financial Services, Inc. and its subsidiaries is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal controls over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Eagle Financial Services, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

March 13, 2009

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s internal control over financial reporting are adequate and effective to ensure that material information relating to the Company and its subsidiaries is made known to them by others within those entities. The Chief Executive Officer and the Chief Financial Officer believe that at December 31, 2008, Eagle Financial Services, Inc. and its subsidiaries maintained an effective system of internal control over financial reporting.

The accounting firm Smith Elliott Kearns & Company, LLC has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2008. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

/s/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell
Vice President and Chief Financial Officer

March 13, 2009

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(dollars in thousands, except share amounts)

	2008	2007
Assets
Cash and due from banks	$7,287	$13,568
Federal funds sold	11,052	—
Securities available for sale, at fair value	98,919	54,717
Securities held to maturity (fair value: 2007, $29,391)	—	29,520
Loans, net of allowance for loan losses of $4,521 in 2008 and $3,191 in 2007	385,565	386,470
Bank premises and equipment, net	15,377	16,507
Other assets	9,942	6,769

Total assets	$528,142	$507,551

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$81,340	$81,763
Savings and interest bearing demand deposits	154,622	146,766
Time deposits	150,565	151,056

Total deposits	$386,527	$379,585
Federal funds purchased and securities sold under agreements to repurchase	14,693	12,983
Federal Home Loan Bank advances	70,000	60,000
Trust preferred capital notes	7,217	7,217
Other liabilities	2,876	2,588
Commitments and contingent liabilities	—	—

Total liabilities	$481,313	$462,373

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2008, 3,166,530 shares; issued 2007, 3,130,801 shares	7,888	7,798
Surplus	7,796	7,153
Retained earnings	32,779	30,832
Accumulated other comprehensive loss	(1,634)	(605)

Total shareholders’ equity	$46,829	$45,178

Total liabilities and shareholders’ equity	$528,142	$507,551

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2008, 2007, and 2006

(dollars in thousands, except per share amounts)

	2008	2007	2006
Interest and Dividend Income
Interest and fees on loans	$24,790	$27,244	$25,426
Interest on federal funds sold	45	118	55
Interest on securities held to maturity:
Taxable interest income	—	31	53
Interest income exempt from federal income taxes	—	1,050	956
Interest and dividends on securities available for sale:
Taxable interest income	2,766	2,346	2,341
Interest income exempt from federal income taxes	1,142	115	114
Dividends	691	251	234
Interest on deposits in banks	5	7	30

Total interest and dividend income	$29,439	$31,162	$29,209

Interest Expense
Interest on deposits	$6,978	$10,682	$8,462
Interest on federal funds purchased and securities sold under agreements to repurchase	482	237	419
Interest on Federal Home Loan Bank advances	2,706	2,404	2,218
Interest on trust preferred capital notes	346	569	606

Total interest expense	$10,512	$13,892	$11,705

Net interest income	$18,927	$17,270	$17,504
Provision For Loan Losses	2,310	550	300

Net interest income after provision for loan losses	$16,617	$16,720	$17,204

Noninterest Income
Income from fiduciary activities	$911	$967	$853
Service charges on deposit accounts	2,333	2,257	2,113
Other service charges and fees	2,565	2,734	2,162
Gain on the sale of loans	376	—	—
Gain on the sale of bank premises and equipment	742	—	—
Gain (loss) on the sale of other real estate owned	(42)	—	—
Gain (loss) on securities	(2,488)	—	—
Other operating income	212	234	319

Total noninterest income	$4,609	$6,192	$5,447

Noninterest Expenses
Salaries and employee benefits	$9,069	$8,960	$8,370
Occupancy expenses	1,189	1,143	988
Equipment expenses	700	772	713
Advertising and marketing expenses	406	419	417
Stationery and supplies	326	338	397
ATM network fees	323	425	307
Other operating expenses	3,801	3,494	3,109

Total noninterest expenses	$15,814	$15,551	$14,301

Income before income taxes	$5,412	$7,361	$8,350
Income Tax Expense	1,357	2,100	2,492

Net Income	$4,055	$5,261	$5,858

Earnings Per Share
Net income per common share, basic	$1.29	$1.70	$1.91

Net income per common share, diluted	$1.29	$1.69	$1.90

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2008, 2007, and 2006

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2005	$7,642	$5,369	$23,554	$(570)		$35,995
Comprehensive income:
Net income			5,858		$5,858	5,858
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $112				218	218	218

Total comprehensive income					$6,076

Adjustment to initially apply FASB Statement No. 158, net of deferred income taxes of $147				(285)		(285)
Adjustment to initially apply FASB Statement No. 123R	(14)	14				—
Issuance of common stock, employee benefit plan (5,958 shares)	15	130				145
Issuance of restricted stock, stock incentive plan (7,440 shares)	19	(19)				—
Income tax benefit on vesting of restricted stock		11				11
Stock-based compensation expense		254				254
Issuance of common stock, dividend investment plan (19,932 shares)	50	540				590
Dividends declared ($0.60 per share)			(1,849)			(1,849)

Balance, December 31, 2006	$7,712	$6,299	$27,563	$(637)		$40,937
Comprehensive income:
Net income			5,261		$5,261	5,261
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $225				(437)	(437)	(437)
Unrealized gain on available for sale securities, net of deferred income taxes of $242				469	469	469

Total comprehensive income					$5,293

Issuance of common stock, employee benefit plan (3,635 shares)	9	91				100
Issuance of restricted stock, stock incentive plan (8,021 shares)	20	(20)				—
Income tax expense on vesting of restricted stock		(3)				(3)
Stock-based compensation expense		277				277
Issuance of common stock, dividend investment plan (22,819 shares)	57	509				566
Dividends declared ($0.64 per share)			(1,992)			(1,992)

Balance, December 31, 2007	$7,798	$7,153	$30,832	$(605)		$45,178
Comprehensive income:
Net income			4,055		$4,055	4,055
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $138				(268)	(268)	(268)
Change in market value of interest rate swap, net of deferred income taxes of $77				(150)	(150)	(150)
Unrealized loss on available for sale securities, net of deferred income taxes of $314				(611)	(611)	(611)

Total comprehensive income					$3,026

Issuance of restricted stock, stock incentive plan (7,075 shares)	18	(18)				—
Income tax expense on vesting of restricted stock		(11)				(11)
Stock-based compensation expense		175				175
Issuance of common stock, dividend investment plan (28,932 shares)	72	497				569
Dividends declared ($0.67 per share)			(2,108)			(2,108)

Balance, December 31, 2008	$7,888	$7,796	$32,779	$(1,634)		$46,829

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash Flows from Operating Activities
Net income	$4,055	$5,261	$5,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	811	800	769
Amortization of intangible and other assets	151	230	233
Loss on equity investment	—	8	10
Loss on securities	2,488	—	—
Provision for loan losses	2,310	550	300
(Gain) on the sale of loans	(376)	—	—
(Gain) on the sale of bank premises and equipment	(742)	—	—
Loss on the sale of other real estate owned	42	—	—
Stock-based compensation expense	175	277	254
Premium amortization (discount accretion) on securities, net	(20)	15	44
Deferred tax benefit	(1,463)	(157)	(161)
Changes in assets and liabilities:
Decrease (increase) in other assets	(1,044)	191	(477)
Increase (decrease) in other liabilities	(107)	87	247

Net cash provided by operating activities	$6,280	$7,262	$7,077

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$—	$1,254	$1,722
Proceeds from maturities and principal payments of securities available for sale	24,918	18,768	10,065
Proceeds from sales of securities available for sale	—	—	—
Purchases of securities held to maturity	—	(2,557)	(4,414)
Purchases of securities available for sale	(42,993)	(9,383)	(16,018)
Proceeds from the sale of bank premises and equipment	1,395	—	—
Purchases of bank premises and equipment	(333)	(1,882)	(1,047)
Proceeds from the sale of loans	2,783	—	—
Proceeds from the sale of other real estate owned	952	—	—
Net (increase) in loans	(5,342)	(4,281)	(31,057)

Net cash provided by (used in) investing activities	$(18,620)	$1,919	$(40,749)

Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, money market and savings accounts	$7,433	$(6,323)	$(28,444)
Net increase (decrease) in certificates of deposit	(491)	(11,543)	52,747
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,710	7,617	(3,596)
Net increase in Federal Home Loan Bank advances	10,000	—	20,000
Issuance of common stock, employee benefit plan	—	100	145
Cash dividends paid	(1,541)	(1,426)	(1,259)

Net cash provided by (used in ) financing activities	$17,111	$(11,575)	$39,593

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Increase (decrease) in cash and cash equivalents	$4,771	$(2,394)	$5,921

Cash and Cash Equivalents
Beginning	13,568	15,962	10,041

Ending	$18,339	$13,568	$15,962

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,420	$13,853	$11,432

Income taxes	$2,880	$2,145	$2,600

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized gain (loss) on securities available for sale	$(925)	$711	$330

Change in market value of interest rate swap	$(228)	$—	$—

Other real estate acquired in settlement of loans	$1,528	$215	$215

Issuance of common stock, dividend investment plan	$569	$566	$590

Changes in benefit obligations and plans assets for defined benefit and post retirement benefit plans	$(405)	$(663)	$(432)

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lesser of the fair value of the property, less selling costs or the loan balance outstanding at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Intangible Assets

Acquired intangible assets, such as the value of purchased core deposits, are amortized over the periods benefited, not exceeding fifteen years. The book value of the Company’s core deposit intangible asset, resulting from a branch acquisition, was $90,000 at December 31, 2008. The Company estimates that it will expense $45,000 during each of the fiscal years ending December 31, 2009 through 2010 related to the amortization of this intangible asset.

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

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to reporting for 2008.

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

	2008	2007	2006
Average number of common shares outstanding	3,136,535	3,101,276	3,071,930
Effect of dilutive common stock	7,372	12,516	15,123

Average number of common shares outstanding used to calculate diluted earnings per share	3,143,907	3,113,792	3,087,053

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, net of income taxes, are reported within the balance sheet as a separate component of shareholders’ equity. These changes, along with net income, are components of comprehensive income and are reported in the statement of shareholders’ equity. In addition to net income, the Company’s other comprehensive income includes changes in the benefit obligations and plan assets for defined benefit and post retirement benefit plans, unrealized gains or losses on interest rate swaps, and unrealized gains or losses on available for sale securities.

The components of the change in unrealized gains (losses) on securities during 2008 and 2007 were as follows:

	2008	2007
Gross unrealized gain (loss)	$(925)	$711
Reclassification adjustment for realized gain (loss)	—	—

Net unrealized gain (loss) before taxes	(925)	711
Tax effect	314	(242)

	(611)	469

The components of accumulated other comprehensive income, net of deferred taxes, during 2008, 2007, and 2006 were as follows:

	Unrealized Gain (Loss) on Securities	Change in Market Value of Interest Rate Swap	Defined Benefit Pension Plan	Post Retirement Benefit Plan	Total
Balance, December 31, 2006	$(352)	$—	$(199)	$(86)	$(637)
2007 Change	469	—	(500)	63	32

Balance, December 31, 2007	117	—	(699)	(23)	(605)
2008 Change	(611)	(150)	(279)	11	(1,029)

Balance, December 31, 2008	$(494)	$(150)	$(978)	$(12)	$(1,634)

Derivative Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS No. 133”), as amended, to account for derivative and hedging activities. In accordance with this statement, a derivative is recognized in the balance sheet at its fair value. The fair value of a derivative is determined by quoted market prices and mathematical models using current and historical data. If certain hedging criteria specified in SFAS No. 133 are met, including testing for hedge effectiveness, special hedge accounting may be applied. The Company assesses each hedge, both at inception and on an ongoing basis, to determine whether the derivative used in a hedging transaction is effective in offsetting changes in the fair value or cash flows of the hedged item and whether the derivative is expected to remain effective during subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued and a derivative remains outstanding, the Company recognizes the derivative in the balance sheet at its fair value and changes in the fair value are recognized in net income.

At inception, the Company designates a derivative as (a) a fair value hedge of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedge) or (b) a hedge of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedge). For a derivative treated as a fair-value hedge, a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For a derivative treated as a cash flow hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. For a derivative treated as a cash flow hedge, the ineffective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized in net income.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with the employee such as the promise to maintain a life insurance policy or provide a death benefit postretirement. The Company adopted the provisions of these standards effective January 1, 2008. The adoption of these standards was not material to the (consolidated) financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The FASB has approved a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 was not material to the (consolidated) financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. The Company adopted SFAS No. 159 effective January 1, 2008. The Company decided not to report any existing financial assets or liabilities at fair value that are not already reported, thus the adoption of this statement did not have a material impact on the (consolidated) financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its financial statements.

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

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB No. 109”). SAB No. 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB No. 109 did not have a material impact on its (consolidated) financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB No. 110”). SAB No. 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB No. 110 did not have a material impact on its (consolidated) financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for the Company on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s (consolidated) financial statements.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for the Company on December 31, 2008 and is not expected to have a material impact on the (consolidated) financial statements.

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4”) and (“FIN 46(R)-8”). FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2008 and 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$25,591	$695	$—	$26,286
Mortgage-backed securities	20,093	416	(7)	20,502
Obligations of states and political subdivisions	31,171	528	(154)	31,545
Corporate securities	15,807	142	(1,999)	13,950
Equity securities	2,555	24	(392)	2,187
Restricted securities	4,449	—	—	4,449

	$99,666	$1,805	$(2,552)	$98,919

	December 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$27,647	$335	$(18)	$27,964
Mortgage-backed securities	16,138	89	(115)	16,112
Obligations of states and political subdivisions	2,799	20	(8)	2,811
Corporate securities	3,945	34	(159)	3,820
Restricted securities	4,010	—	—	4,010

	$54,539	$478	$(300)	$54,717

The amortized cost and fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$4,233	$4,294
Due after one year through five years	30,713	30,821
Due after five years through ten years	44,910	44,582
Due after ten years	9,665	9,798
Equity securities	5,696	4,975
Restricted securities	4,449	4,449

	$99,666	$98,919

There were no sales of securities that resulted in a realized gain or loss during 2006, 2007, and 2008.

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

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2008 and 2007 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,352	7	—	—	1,352	7
Obligations of states and political subdivisions	6,315	124	360	30	6,675	154
Corporate securities	8,166	1,860	1,349	139	9,515	1,999
Equity securities	1,153	392	—	—	1,153	392

	$16,986	$2,383	$1,709	$169	$18,695	$2,552

	December 31, 2007
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$10,591	$18	$10,591	$18
Mortgage-backed securities	—	—	8,714	115	8,714	115
Obligations of states and political subdivisions	202	4	381	4	583	8
Corporate securities	1,823	159	—	—	1,823	159

	$2,025	$163	$19,686	$137	$21,711	$300

Gross unrealized losses on available for sale securities included forty-four (44) and thirty-eight (38) debt securities at December 31, 2008 and December 31, 2007, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses on obligations of U.S. government corporations and agencies, mortgage-backed securities, and obligations of states and political subdivisions at December 31, 2008 and December 31, 2007 was changes in market interest rates. Since these losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2008. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements. In addition, recent economic uncertainty and market events have led to unprecedented volatility in currency, commodity, credit and equity markets culminating in failures of some banking and financial services firms and Government intervention to solidify others. These recent events underscore the level of investment risk associated with the current economic environment, and accordingly the level of risk in the Company’s securities.

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

Gross unrealized losses on held to maturity securities included sixty-four (64) at December 31, 2007. The Company evaluates its available for sale securities for other than temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain a security long enough to allow for an anticipated recovery in its fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2007 was changes in market interest rates. Since the losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary.

Securities having a carrying value of $46,071,000 and $34,733,000 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 3. Loans

The composition of loans at December 31, 2008 and 2007 was as follows:

	December 31,
	2008	2007
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$36,990	$33,268
Secured by farmland	5,305	7,468
Secured by 1-4 family residential properties	189,874	182,343
Other real estate loans	110,722	111,565
Loans to farmers	1,065	1,039
Commercial and industrial loans	23,629	27,027
Consumer installment loans	18,835	25,368
All other loans	3,666	1,583

	$390,086	$389,661
Less: Allowance for loan losses	4,521	3,191

	$385,565	$386,470

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006 were as follows:

	December 31,
	2008	2007	2006
	(in thousands)
Balance, beginning	$3,191	$3,308	$3,582
Provision charged to operating expense	2,310	550	300
Recoveries added to the allowance	97	138	160
Loan losses charged to the allowance	(1,077)	(805)	(734)

Balance, ending	$4,521	$3,191	$3,308

Total loans past due ninety days or greater still accruing interest were $509,000, $813,000, and $484,000 at December 31, 2008, 2007 and 2006, respectively.

Total impaired loans with an allowance provided was $3,990,000 at December 31, 2008. The specific allocation for the impaired loans was $1,655,000. The interest income recognized during impairment for 2008 was $4,000. The average balance of impaired loans was $1,080,000 at December 31, 2008. There were no impaired loans at December 31, 2007 or 2006.

Nonaccrual loans excluded from the impaired loan disclosure under FASB 114 totaled $3,385,000 at December 31, 2008. If interest would have been accrued, such income would have been approximately $119,000 for 2008. There were no nonaccrual loans at December 31, 2006 or December 31, 2007.

NOTE 5. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	(in thousands)
Land	$4,004	$4,004
Buildings and improvements	13,566	14,266
Furniture and equipment	6,220	6,054

	$23,790	$24,324
Less accumulated depreciation	8,413	7,817

Bank premises and equipment, net	$15,377	$16,507

Depreciation expense on buildings and improvements was $398,000, $378,000, and $355,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Depreciation expense on furniture and equipment was $413,000, $422,000, and $414,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. The total minimum rental commitment at December 31, 2008 under these leases was due as follows:

December 31, 2008
(in thousands)
2009	$146
2010	114
2011	46
2012	46
2013	46
Thereafter	880

$1,278

The total building and equipment rental expense was $180,000, $173,000, and $165,000 in 2008, 2007 and 2006, respectively.

NOTE 6. Deposits

The composition of deposits at December 31, 2008 and 2007 was as follows:

	December 31
	2008	2007
	(in thousands)
Noninterest bearing demand deposits	$81,340	$81,763

Savings and interest bearing demand deposits:
NOW accounts	$62,026	$69,635
Money market accounts	59,000	43,747
Regular savings accounts	33,596	33,384

	$154,622	$146,766

Time deposits:
Balances of less than $100,000	$91,477	$73,681
Balances of $100,000 and more	59,088	77,375

	$150,565	$151,056

	$386,527	$379,585

Time deposits with balances of less than $100,000 include $29,698,000 and $5,531,000 in brokered certificates of deposit at December 31, 2008 and 2007, respectively.

The outstanding balance of time deposits at December 31, 2008 was due as follows:

December 31, 2008
(in thousands)
2007	$138,304
2008	5,576
2009	4,058
2010	1,609
2011	1,001
Thereafter	17

$150,565

Deposit overdrafts reclassified as loans totaled $407,000 and $566,000 at December 31, 2008 and 2007, respectively.

NOTE 7. Borrowings

The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 15. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
	(dollars in thousands)
Balance at year-end	$—	$7,543
Average balance during the year	2,236	1,026
Average interest rate during the year	2.92%	5.46%
Maximum month-end balance during the year	$6,282	$7,543
Gross lines of credit at year-end	22,000	22,000
Unused lines of credit at year-end	22,000	14,457

Securities sold under agreements to repurchase are borrowings in which the Bank obtains funds by selling securities and simultaneously agreeing to repurchase the securities for an agreed upon term at a given price which includes interest. The Company had $4,693,000 in funds from certain customers through retail repurchase agreements at December 31, 2008. Generally, the term for retail repurchase agreements is the next business day. The Company had $10,000,000 in funds from a larger financial institution through a wholesale repurchase agreement at December 31, 2008. The original term of this wholesale repurchase agreement, which was executed during 2008, was five years and the counterparty has the option to call the debt after three years. The amount of borrowings through securities sold under agreements to repurchase is restricted by the amount of securities which are designated for these transactions. The following table summarizes information related to securities sold under agreement to repurchase for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
	(dollars in thousands)
Balance at year-end	$14,693	$5,440
Average balance during the year	15,645	5,850
Average interest rate during the year	2.66%	3.10%
Maximum month-end balance during the year	$17,638	$7,412
Securities underlying the agreements at year-end:
Carrying value	19,520	7,500
Fair value	20,073	7,592

The Bank had a $100,403,000 line of credit with the Federal Home Loan Bank of Atlanta which was secured by $271,040,000 in qualified 1-4 family residential real estate and commercial real estate loans at December 31, 2008. The Company had $70,000,000 in advances outstanding at December 31, 2008; therefore, the unused line of credit totaled $34,403,000. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available to the Company.

The Company had $5,000,000 in short-term borrowings with the FHLB at December 31, 2008. The interest rate on the outstanding short-term advance at December 31, 2008 was 5.23%. The weighted average interest rate on outstanding short-term advances at December 31, 2008 was 5.23%.

The Company had $65,000,000 in long-term borrowings with the FHLB at December 31, 2008, which matures as follows: $10,000,000 in 2009, $15,000,000 in 2011, $10,000,000 in 2012, and $30,000,000 in 2015. The interest rates on the outstanding long-term advances at December 31, 2008 ranged from 2.00% to 4.08%. The weighted average interest rate on outstanding long-term advances at December 31, 2008 was 3.28%.

NOTE 8. Income Taxes

The Company files income tax returns with the United States of America and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2005.

The adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, had no impact on the consolidated financial statements of the Company.

The net deferred tax asset at December 31, 2008 and 2007 consisted of the following components:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,502	$1,023
Deferred compensation	143	144
Accrued postretirement benefits	86	89
Accrued pension benefits	397	194
Home equity origination costs	79	94
Securities available for sale	254	—
Other than temporary impairment	846	—
Interest rate swap	77	—
Other	180	104

	$3,564	$1,648

Deferred tax liabilities:
Property and equipment	$486	$503
Securities available for sale	—	60

	$486	$563

Net deferred tax asset	$3,078	$1,085

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2008, 2007 and 2006 consisted of the following components:

	December 31,
	2008	2007	2006
	(in thousands)
Current tax expense	$2,820	$2,257	$2,653
Deferred tax provision (benefit)	(1,463)	(157)	(161)

	$1,357	$2,100	$2,492

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
	(in thousands)
Statutory federal corporate tax amount	$1,840	$2,503	$2,839
Tax-exempt interest income	(486)	(503)	(366)
Nontaxable life insurance income	—	(28)	—
Other	3	128	19

	$1,357	$2,100	$2,492

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

The following amounts that have not been recognized in the net periodic benefit cost of the pension plan for the year ended December 31, 2008 and are included in other comprehensive income: unrecognized net actuarial loss of $978,000. The Company does not expect any of the net actuarial loss included in other comprehensive income to be recognized in the net periodic benefit cost of the pension plan during 2009.

The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2008 and are included in other comprehensive income: unrecognized net transition obligation of $3,000 and unrecognized net actuarial loss of $9,000. The transition obligation included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2009 is $3,000.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2008, 2007 and 2006 and a statement of the funded status at December 31, 2008, 2007 and 2006 for the pension and postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Pension Plan			Postretirement Benefits Plan
	2008	2007	2006	2008	2007	2006
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$3,962	$3,175	$4,083	$263	$341	$324
Service cost	—	—	366	—	—	—
Interest cost	178	196	243	15	20	18
Actuarial (gain) loss	(226)	1,063	100	(14)	(83)	15
Benefits paid	(55)	(472)	(238)	(10)	(15)	(16)
Curtailment gain	—	—	(1,379)	—	—	—

Benefit obligation, ending	$3,859	$3,962	$3,175	$254	$263	$341

Change in Plan Assets:
Fair value of plan assets, beginning	$3,392	$3,567	$2,889	$—	$—	$—
Actual return on plan assets	(646)	297	416	—	—	—
Employer contributions	—	—	500	10	15	16
Benefits paid	(55)	(472)	(238)	(10)	(15)	(16)

Fair value of plan assets, ending	$2,691	$3,392	$3,567	$—	$—	$—

	Pension Plan			Postretirement Benefits Plan
	2008	2007	2006	2008	2007	2006
	(in thousands)
Funded Status:
Funded status	$(1,168)	$(570)	$392	$(254)	$(263)	$(341)
Unrecognized net actuarial loss	—	—	—	—	—	—
Unrecognized net transition obligation	—	—	—	—	—	—
Unrecognized prior service cost	—	—	—	—	—	—

Prepaid (accrued) benefits	$(1,168)	$(570)	$392	$(254)	$(263)	$(341)

Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$392	$—	$—	$—
Accrued benefit (liability)	(1,168)	(570)	—	(254)	(263)	(341)

	$(1,168)	$(570)	$392	$(254)	$(263)	$(341)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$1,482	$1,060	$302	$14	$28	$120
Net transition obligation	—	—	—	5	7	10
Deferred tax (benefit)	(504)	(361)	(102)	(6)	(12)	(45)

	$978	$699	$200	$13	$23	$85

The accumulated benefit obligation for the pension plan was $3,859,000, $3,962,000, and $3,175,000 at December 31, 2008, 2007 and 2006, respectively. Due to the amendment of the pension plan, the accumulated benefit obligation and projected benefit obligation are equivalent at December 31, 2008.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the years ended December 31, 2008, 2007 and 2006:

	Pension Plan			Postretirement Benefits Plan
	2008	2007	2006	2008	2007	2006
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$366	$—	$—	$—
Interest cost	178	196	243	15	20	18
Expected return on plan assets	(168)	(177)	(229)	—	—	—
Amortization of prior service costs	—	—	34	—	—	—
Amortization of transition obligation	—	—	—	3	3	3
Amortization of net actuarial loss	166	185	97	—	9	8

Net periodic benefit cost	$176	$204	$511	$18	$32	$29

The total recognized net periodic benefit cost and other comprehensive income for the pension plan was $455,000, $704,000, and $710,000 during 2008, 2007 and 2006, respectively. The total recognized net periodic benefit cost and other comprehensive income for the postretirement benefits plan was $7,000, ($31,000), and $114,000 during 2008, 2007 and 2006, respectively.

The benefit obligation for the pension plan was calculated using the following assumptions; weighted average discount rate of 5.00% for 2008, 4.53% for 2007, and 6.00% for 2006 and rate of compensation increase of 5.00% for 2006. Due to the amendment of the pension plan, no rate of compensation increase was assumed for 2008 or 2007.

The net periodic benefit cost for the pension plan was calculated using the following assumptions; weighted average discount rate of 4.53% for 2008, 4.68% for 2007, and 6.00% for 2006, expected long-term return on plan assets of 5.00% for 2008, 5.00% for 2007, and 8.00% for 2006, and rate of compensation increase of 5.00% for 2006. Due to the amendment of the pension plan, no rate of compensation increase was assumed for 2008 or 2007.

The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 6.00% for 2008, 6.00% for 2007, and 6.00% for 2006. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009 and 2010, 8.00% for 2011 and 2012, and 6.00% for 2013 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2008 would have increased by $10,000 and the net periodic benefit cost for 2008 would have increased by $1,000. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2008 would have decreased by $9,000 and the net periodic benefit cost for 2008 would have decreased by $1,000.

The following table provides the pension plan’s asset allocation as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Equity securities	48%	48%
Debt securities	47%	47%
Other	5%	5%

Total	100%	100%

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

The Company did not make any contributions to the pension plan during 2008. Due to the decrease in the fair value of plan assets, the Company anticipates making contributions to the pension plan during 2009.

Estimated future benefit payments at December 31, 2008, which reflect expected future service, as appropriate, were as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2009	$62	$25
2010	65	26
2011	71	27
2012	84	27
2013	104	27
2014 - 2018	737	122

NOTE 10. Stock-Based Compensation

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. The following table summarizes options outstanding at December 31, 2008, 2007 and 2006:

	2008			2007		2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	26,000	$21.59		26,000	$21.59	26,000	$21.59
Granted	—	—		—	—	—	—
Exercised	—	—		—	—	—	—
Forfeited	4,000	$21.59		—	—	—	—

Outstanding, end of year	22,000	$21.59	$(120,780)	26,000	$21.59	26,000	$21.59

Exercisable, end of year	22,000	$21.59	$(120,780)	26,000	$21.59	26,000	$21.59
Weighted average fair value of options granted during the year		$—			$—		$—

The aggregate intrinsic value in the table is equal to the amount that would have been received by the option holders had all options been exercised on December 31, 2008. It is derived from the amount by which the current market value of the underlying stock exceeds the exercise price of the option. This amount fluctuates in relation to the market value of the Company’s stock.

The following table summarizes options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.63	11,000	4.75	$21.63	11,000	$21.63
21.55	11,000	5.75	21.55	11,000	21.55

$21.55 - 21.63	22,000	5.25	$21.59	22,000	$21.59

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than six months. During 2007 and 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The following table presents the activity for Restricted Stock for the years ended December 31, 2008 and 2007:

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	11,770	$29.06	9,330	$26.47	5,760	$21.58
Granted	10,830	22.14	10,830	29.30	11,010	28.81
Vested	(7,075)	24.27	(8,021)	26.44	(7,440)	26.14
Forfeited	(4,033)	27.13	(369)	27.75	—	—

Nonvested, end of year	11,492	$26.16	11,770	$29.06	9,330	$26.47

The Company recognizes compensation expense over the restricted period. Compensation expense was $175,000, $277,000 and $254,000 during 2008, 2007 and 2006, respectively. The total grant date fair value of Restricted Stock which vested was $172,000 and $212,000 for the years ended December 31, 2008 and 2007, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $99,000 at December 31, 2008. This amount is expected to be recognized over a weighted average period of 1.3 years.

NOTE 11. Employee Benefits

The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2008, 2007 or 2006.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. Contributions under the plan amounted to $736,000 in 2008, $544,000 in 2007, and $130,000 in 2006. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $37,000 in 2008, $24,000 for 2007, and $24,000 for 2006. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2008 and 2007, the amount of daily average required balances were approximately $888,000 and $855,000, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250,000 at December 31, 2008 and 2007.

See Note 18 with respect to financial instruments with off-balance-sheet risk.

NOTE 13. Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Company uses interest rate swaps to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company converts floating rate debt into fixed rate debt, or alternatively, converts fixed rate debt into floating rate debt. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest expense. These interest rate swap agreements are derivative instruments that qualify for hedge accounting as discussed in Note 1. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7,000,000 and has an expiration date of December 1, 2016. The estimated fair value at December 31, 2008 was $(228,000). Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 2.85% and receives interest quarterly at a variable rate of three month LIBOR. The variable rate resets on each interest payment date. During 2008, the Company recognized interest expense of $4,000 related to this interest rate swap.

NOTE 14. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. Loans are granted on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. The aggregate balance of loans to directors, principal officers and their related parties was $8,001,000 and $3,759,000 at December 31, 2008 and 2007, respectively. These balances reflect total principal additions of $5,655,000 and total principal payments of $1,413,000 during 2008. Deposits are accepted on the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers. The aggregate balance of deposits from directors, principal officers and their related parties was $9,748,000 and $13,209,000 at December 31, 2008 and 2007, respectively.

NOTE 15. Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2008 and 2007.

At December 31, 2008, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2008 and 2007:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2008:
Total Capital to Risk Weighted Assets
Consolidated	$59,651	15.23%	$31,339	8.00%	N/A
Bank of Clarke County	$52,896	13.66%	$30,971	8.00%	$38,714	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$55,130	14.07%	$15,669	4.00%	N/A
Bank of Clarke County	$48,375	12.50%	$15,485	4.00%	$23,228	6.00%
Tier 1 Capital to Average Assets
Consolidated	$55,130	10.65%	$20,713	4.00%	N/A
Bank of Clarke County	$48,375	9.46%	$20,456	4.00%	$25,570	5.00%

December 31, 2007:
Total Capital to Risk Weighted Assets
Consolidated	$55,840	14.25%	$31,347	8.00%	N/A
Bank of Clarke County	$51,195	13.13%	$31,195	8.00%	$38,994	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$52,649	13.44%	$15,674	4.00%	N/A
Bank of Clarke County	$48,004	12.31%	$15,598	4.00%	$23,397	6.00%
Tier 1 Capital to Average Assets
Consolidated	$52,649	10.46%	$20,124	4.00%	N/A
Bank of Clarke County	$48,004	9.62%	$19,969	4.00%	$24,961	5.00%

NOTE 16. Restrictions On Dividends, Loans and Advances

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

At December 31, 2008, the Bank’s retained earnings available for the payment of dividends to the Company was $9,024,000. Accordingly, $38,416,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2008. Funds available for loans or advances by the Bank to the Company amounted to $1,146,000 at December 31, 2008.

NOTE 17. Dividend Investment Plan

The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at 95% of its fair market value on each dividend record date.

NOTE 18. Financial Instruments with Off-Balance-Sheet Risk

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

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2008	2007
Commitments to extend credit	$2,846,000	$9,372,000
Unfunded commitments under lines of credit	72,194,000	85,275,000
Commercial and standby letters of credit	5,003,000	5,246,000

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2008, none of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2008 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $305,000.

NOTE 19. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at December 31, 2008 was 3.80%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

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

NOTE 20. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2008 and 2007 are summarized as follows:

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$7,594	$7,403	$7,298	$7,144
Net interest income after provision for loan losses	4,340	4,558	4,089	3,634
Noninterest income	1,922	2,469	(1,035)	1,253
Noninterest expenses	3,882	4,066	4,121	3,749
Income before income taxes	2,380	2,961	(1,067)	1,138
Net income	1,689	2,081	(1,430)	1,715
Net income per common share, basic	0.54	0.66	(0.45)	0.54
Net income per common share, diluted	0.54	0.66	(0.45)	0.54
Dividends per common share	0.16	0.17	0.17	0.17

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$7,706	$7,788	$7,879	$7,789
Net interest income after provision for loan losses	4,081	4,243	4,299	4,097
Noninterest income	1,343	1,704	1,617	1,528
Noninterest expenses	3,708	3,815	4,101	3,927
Income before income taxes	1,716	2,132	1,815	1,698
Net income	1,218	1,526	1,293	1,224
Net income per common share, basic	0.39	0.49	0.42	0.40
Net income per common share, diluted	0.39	0.49	0.42	0.39
Dividends per common share	0.16	0.16	0.16	0.16

NOTE 21. Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), on January 1, 2008 to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. SFAS No. 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

In February of 2008, the FASB issued Staff Position No. 157-2 (“FSP No. 15-2”) which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-2 defers the effective date of SFAS No. 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, the Company has only partially applied SFAS No. 157. Those items affected by FSP No. 157-2 include other real estate owned, goodwill, and core deposit intangibles.

In October of 2008, the FASB issued Staff Position No. 157-3 (“FSP No. 157-3”) to clarify the application of SFAS No. 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.

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

Securities Available for Sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities	$98,919	$94,191	$4,728	$—
Liabilities:
Interest rate swap	228	—	228	—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with Generally Accepted Accounting Principles (“GAAP”). Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. Level 2 impaired loan value is determined by utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data. If the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Level 3 impaired loan values are determined using inventory and accounts receivables collateral and are based on financial statement balances or aging reports. Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period.

		Carrying value at December 31, 2008
	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Impaired loans	$3,990	$—	$—	$3,990
Other real estate owned	734	—	—	734

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

Off-balance-sheet financial instruments: The fair value of commitments to extend credit was estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the credit worthiness of the counterparties. The fair value of fixed rate loan commitments also considered the difference between current interest rates and the committed interest rates. The fair value of standby letters of credit was estimated using the fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties. At December 31, 2008 and 2007, the fair value of loan commitments and standby letters of credit was considered immaterial; therefore, they are not included in the table below.

The carrying amount and fair value of the Company’s financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and short-term investments	$7,287	$7,287	$13,568	$13,568
Securities	99,666	98,919	84,237	84,108
Loans, net	385,565	406,028	386,470	394,725
Accrued interest receivable	2,169	2,169	2,279	2,279

Financial liabilities:
Deposits	$386,527	$389,232	$379,585	$381,484
Federal funds purchased and securities sold under agreements to repurchase	14,693	14,693	12,983	12,983
Federal Home Loan Bank advances	70,000	74,063	60,000	60,187
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	807	807	716	716

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

NOTE 22. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2008 and 2007

(dollars in thousands)

	2008	2007
Assets
Cash held in subsidiary bank	$503	$548
Securities available for sale	5,623	3,773
Investment in subsidiaries, at cost, plus undistributed net income	47,440	47,514
Investment in limited partnership	—	—
Other assets	506	598

Total assets	$54,072	$52,433

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217	$7,217
Other liabilities	27	38

Total liabilities	$7,244	$7,255

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	7,888	7,798
Surplus	7,796	7,153
Retained earnings	32,778	30,832
Accumulated other comprehensive income	(1,634)	(605)

Total shareholders’ equity	$46,828	$45,178

Total liabilities and shareholders’ equity	$54,072	$52,433

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2008, 2007 and 2006

(dollars in thousands)

	2008	2007	2006
Income
Dividends from subsidiary bank	$3,550	$2,200	$1,200
Interest on loans	—	—	—
Interest and dividends on securities available for sale	350	154	151
(Loss) on equity investments	—	(8)	(10)
Other income	(65)	(71)	27

Total income	$3,835	$2,275	$1,368

Expenses
Interest expense on borrowings	$342	$569	$606
Other operating expenses	92	130	170

Total expenses	$434	$699	$776

Income before income tax (benefit) and equity in undistributed net income of subsidiary bank	$3,401	$1,576	$592

Income Tax (Benefit)	(84)	(251)	(246)

Income before equity in undistributed net income of subsidiary bank	$3,485	$1,827	$838

Equity in Undistributed Net Income of Subsidiary Bank	570	3,434	5,020

Net income	$4,055	$5,261	$5,858

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(dollars in thousands)

	2008	2007	2006
Cash Flows from Operating Activities
Net Income	$4,055	$5,261	$5,858
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	—	51	71
Loss on equity investment	—	8	10
Discount accretion on securities	(1)	(1)	(1)
Undistributed earnings of subsidiary bank	(570)	(3,434)	(5,020)
Changes in assets and liabilities:
(Increase) decrease in other assets	50	3	(20)
(Decrease) increase in other liabilities	(11)	14	6

Net cash provided by operating activities	$3,523	$1,902	$904

Cash Flows from Investing Activities
Purchase of securities available for sale	$(3,018)	$(500)	$(200)
Proceeds from maturities of securities available for sale	815	—	—
Net decrease in loans	—	—	—

Net cash (used in) investing activities	$(2,203)	$(500)	$(200)

Cash Flows from Financing Activities
Cash dividends paid	$(1,541)	$(1,426)	$(1,258)
Proceeds from issuance of common stock, employee benefit plan	—	100	145
Stock-based compensation expense	176	277	254

Net cash (used in) financing activities	$(1,365)	$(1,049)	$(859)

Increase (decrease) in cash	$(45)	$353	$(155)

Cash
Beginning	$548	$195	$350

Ending	$503	$548	$195

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. The audit report on internal control over financial reporting included in the Report of Independent Registered Public Accounting Firm is included in Item 8 of this report and incorporated by reference into this item.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 20, 2009.

Item 11.	Executive Compensation

The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 20, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 20, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 20, 2009.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting of Shareholders to be held May 20, 2009.

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

(a)(3) Exhibits

The following exhibits, as applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson.*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr.*

10.4	Amended and Restated Employment Agreement of Elizabeth M. Pendleton.*

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson.*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen.*

10.8	Employment Agreement of Dale L. Fritts.*

10.9	Offer Letter of Kathleen J. Chappell.*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2009.

Signature	Title

/s/ JOHN R. MILLESON	President, Chief Executive Officer, and Director (principal executive officer)
John R. Milleson

/s/ KATHLEEN J. CHAPPELL	Vice President and Chief Financial Officer (principal financial and accounting officer)
Kathleen J. Chappell

/s/ THOMAS T. GILPIN	Chairman of the Board and Director
Thomas T. Gilpin

/s/ ROBERT W. SMALLEY, JR.	Vice Chairman of the Board and Director
Robert W. Smalley, Jr.

/s/ THOMAS T. BYRD	Director
Thomas T. Byrd

/s/ LEWIS M. EWING	Director
Lewis M. Ewing

/s/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/s/ DOUGLAS C. RINKER	Director
Douglas C. Rinker

/s/ JOHN D. STOKELY, JR.	Director
John D. Stokely, Jr.

/s/ JAMES T. VICKERS	Director
James T. Vickers

/s/ RANDALL G. VINSON	Director
Randall G. Vinson

/s/ JAMES R. WILKINS, JR	Director
James R. Wilkins, Jr.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson.*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr.*

10.4	Amended and Restated Employment Agreement of Elizabeth M. Pendleton.*

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson.*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen.*

10.8	Employment Agreement of Dale L. Fritts.*

10.9	Offer Letter of Kathleen J. Chappell.*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.