Form 10-Q
period 2009-03-31
EAGLE FINANCIAL SERVICES INC
filed 2009-05-11
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 1, 2009 was 3,179,385.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$7,425	$7,287
Federal funds sold	16,679	11,052
Securities available for sale, at fair value	101,796	98,919
Loans, net of allowance for loan losses of $5,008 in 2009 and $4,521 in 2008	383,632	385,565
Bank premises and equipment, net	15,165	15,377
Other assets	10,685	9,942

Total assets	$535,382	$528,142

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$83,180	$81,340
Savings and interest bearing demand deposits	153,629	154,622
Time deposits	164,471	150,565

Total deposits	$401,280	$386,527
Federal funds purchased and securities sold under agreements to repurchase	14,717	14,693
Federal Home Loan Bank advances	62,250	70,000
Trust preferred capital notes	7,217	7,217
Other liabilities	3,244	2,876
Commitments and contingent liabilities	—	—

Total liabilities	$488,708	$481,313

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2009, 3,179,385; issued 2008, 3,166,530 shares	7,918	7,888
Surplus	7,872	7,796
Retained earnings	33,194	32,779
Accumulated other comprehensive income	(2,310)	(1,634)

Total shareholders’ equity	$46,674	$46,829

Total liabilities and shareholders’ equity	$535,382	$528,142

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Interest and Dividend Income
Interest and fees on loans	$5,604	$6,491
Interest on federal funds sold	4	28
Interest and dividends on securities available for sale:
Taxable interest income	753	594
Interest income exempt from federal income taxes	285	297
Dividends	113	182
Interest on deposits in banks	—	2

Total interest and dividend income	$6,759	$7,594

Interest Expense
Interest on deposits	1,328	2,115
Interest on federal funds purchased and securities sold under agreements to repurchase	97	107
Interest on Federal Home Loan Bank advances	564	724
Interest on trust preferred capital notes	61	108
Interest on interest rate swap	17	—

Total interest expense	$2,067	$3,054

Net interest income	$4,692	$4,540
Provision For Loan Losses	800	200

Net interest income after provision for loan losses	$3,892	$4,340

Noninterest Income
Income from fiduciary activities	$240	$219
Service charges on deposit accounts	477	553
Other service charges and fees	486	711
Gain on the sale of loans	—	376
Other operating income	2	63

Total noninterest income	$1,205	$1,922

Noninterest Expenses
Salaries and employee benefits	$2,170	$2,297
Occupancy expenses	296	287
Equipment expenses	171	171
Advertising and marketing expenses	95	88
Stationery and supplies	85	92
ATM network fees	31	103
Other operating expenses	984	844

Total noninterest expenses	$3,832	$3,882

Income before income taxes	$1,265	$2,380
Income Tax Expense	310	691

Net income	$955	$1,689

Earnings Per Share
Net income per common share, basic	$0.30	$0.54

Net income per common share, diluted	$0.30	$0.54

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2007	$7,798	$7,153	$30,832	$(605)		$45,178
Comprehensive income:
Net income			1,689		$1,689	1,689
Other comprehensive income:
Unrealized holding gains arising during the period, net of deferred income taxes of $8				(15)	(15)	(15)

Total comprehensive income					$1,674

Issuance of restricted stock, stock incentive plan (3,075 shares)	8	(8)				—
Income tax benefit on vesting of restricted stock		(6)				(6)
Stock-based compensation expense		(3)				(3)
Issuance of common stock, dividend investment plan (6,561 shares)	16	120				136
Dividends declared ($0.16 per share)			(502)			(502)

Balance, March 31, 2008	$7,822	$7,256	$32,019	$(620)		$46,477

Balance, December 31, 2008	$7,888	$7,796	$32,779	$(1,634)		$46,829
Comprehensive income:
Net income			955		$955	955
Other comprehensive income:
Unrealized holding losses arising during the period, net of deferred income taxes of $381,651				(740)	(740)	(740)
Change in market value of interest rate swap, net of deferred income taxes of $44,309				64	64	64

Total comprehensive income					$279

Issuance of restricted stock, stock incentive plan (3,509 shares)	8	(8)				—
Income tax benefit on vesting of restricted stock		(13)				(13)
Stock-based compensation expense		(26)				(26)
Issuance of common stock, dividend investment plan (8,703 shares)	22	123				145
Dividends declared ($0.17 per share)			(540)			(540)

Balance, March 31, 2009	$7,918	$7,872	$33,194	$(2,310)		$46,674

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$955	$1,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	191	202
Amortization of intangible and other assets	37	34
Loss on equity investment	—	—
Provision for loan losses	800	200
Loss on the sale of other real estate owned	4	—
Accrual of restricted stock awards	(26)	(3)
Discount accretion on securities, net	(10)	(7)
Changes in assets and liabilities:
Decrease in other assets	70	381
Increase in other liabilities	236	498

Net cash provided by operating activities	$2,257	$2,994

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$—	$—
Proceeds from maturities and principal payments of securities available for sale	6,576	11,664
Purchases of securities available for sale	(10,565)	(25,403)
Purchases (disposition) of bank premises and equipment	20	(114)
Proceeds from the sale of other real estate owned	160	—
Net decrease in loans	684	1,273

Net cash (used in) investing activities	$(3,125)	$(12,580)

Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, money market and savings accounts	$846	$(2,977)
Net (decrease) increase in certificates of deposit	13,907	(1,067)
Net increase in federal funds purchased and securities sold under agreements to repurchase	24	2,522
Net increase (decrease) in Federal Home Loan Bank advances	(7,750)	10,000
Issuance of common stock, employee benefit plan	—	—
Cash dividends paid	(394)	(366)

Net cash provided by financing activities	$6,633	$8,112

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Three Months Ended March 31,
	2009	2008
(Decrease) increase in cash and cash equivalents	$5,765	$(1,474)
Cash and Cash Equivalents
Beginning	18,339	13,568

Ending	$24,104	$12,094

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,929	$3,083

Income taxes	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized loss on securities available for sale	$(1,123)	$(23)

Change in market value of interest rate swap	$64	$—

Other real estate acquired in settlement of loans	$449	$919

Issuance of common stock, dividend investment plan	$145	$136

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2009

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2009 and December 31, 2008, the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	11,492	$26.16	11,770	$29.06
Granted	6,500	16.10	6,830	22.99
Vested	(3,509)	26.96	(3,075)	28.92
Forfeited	(2,348)	26.94	(1,669)	28.67

Nonvested, end of period	12,135	$20.39	13,856	$26.14

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2009 and 2008 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended March 31,
	2009	2008
Average number of common shares outstanding	3,162,666	3,125,355
Effect of dilutive common stock	4,636	7,015

Average number of common shares outstanding used to calculate diluted earnings per share	3,167,302	3,132,370

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$30,599	$615	$(5)	$31,209
Mortgage-backed securities	18,660	576	—	19,236
Obligations of states and political subdivisions	31,461	776	(45)	32,192
Corporate securities	15,818	31	(2,968)	12,881
Equity securities	2,555	—	(850)	1,705
Restricted stock	4,573	—	—	4,573

	$103,666	$1,998	$(3,868)	$101,796

	December 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$25,591	$695	$—	$26,286
Mortgage-backed securities	20,093	416	(7)	20,502
Obligations of states and political subdivisions	31,171	528	(154)	31,545
Corporate securities	15,807	142	(1,999)	13,950
Equity securities	2,555	24	(392)	2,187
Restricted securities	4,449	—	—	4,449

	$99,666	$1,805	$(2,552)	$98,919

There were no sales of securities available for sale during the first three months of 2008 and 2009.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2009 and December 31, 2008 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	992	5	—	—	992	5
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	1,109	39	383	6	1,492	45
Corporate securities	8,611	2,414	2,433	554	11,044	2,968
Equity securities	1,705	850	—	—	1,705	850

	$12,417	$3,308	$2,816	$560	$15,233	$3,868

	December 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,352	7	—	—	1,352	7
Obligations of states and political subdivisions	6,315	124	360	30	6,675	154
Corporate securities	8,166	1,860	1,349	139	9,515	1,999
Equity securities	1,153	392	—	—	1,153	392

	$16,986	$2,383	$1,709	$169	$18,695	$2,552

Gross unrealized losses on available for sale securities included thirty-one (31) and forty-four (44) debt securities at March 31, 2009 and December 31, 2008, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2009 and December 31, 2008 was changes in market interest rates. Since the losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2008 and March 31, 2009. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $44,013,000 at March 31, 2009 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 5. Loans

The composition of loans at March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$34,885	$36,990
Secured by farmland	5,352	5,305
Secured by 1-4 family residential properties	191,924	189,874
Other real estate loans	109,053	110,722
Loans to farmers	1,015	1,065
Commercial and industrial loans	25,272	23,629
Consumer installment loans	17,282	18,835
All other loans	3,857	3,666

	$388,640	$390,086
Less: Allowance for loan losses	5,008	4,521

	$383,632	$385,565

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008 were as follows:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008	Three Months Ended March 31, 2008
	(in thousands)
Balance, beginning	$4,521	$3,191	$3,191
Provision charged to operating expense	800	2,310	200
Recoveries added to the allowance	48	97	13
Loan losses charged to the allowance	(361)	(1,077)	(99)

Balance, ending	$5,008	$4,521	$3,305

Total loans past due ninety days or greater still accruing interest were $1,624,000 and $509,000 at March 31, 2009 and December 31, 2008, respectively. Impaired loans were $4,363,000 and $3,990,000 at March 31, 2009 and December 31, 2008, respectively. Nonaccrual loans were $4,293,000 and $3,385,000 at March 31, 2009 and December 31, 2008, respectively.

NOTE 7. Deposits

The composition of deposits at March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Noninterest bearing demand deposits	$83,180	$81,340

Savings and interest bearing demand deposits:
NOW accounts	$55,987	$62,026
Money market accounts	61,885	59,000
Regular savings accounts	35,757	33,596

	$153,629	$154,622

Time deposits:
Balances of less than $100,000	$98,836	$91,477
Balances of $100,000 and more	65,635	59,088

	$164,471	$150,565

	$401,280	$386,527

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three months ended March 31, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	48	45	4	4
Expected return on plan assets	(33)	(42)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss	91	41	—	—

Net periodic benefit cost	$106	$44	$4	$4

Note 9 to the consolidated financial statements in the 2008 Form 10-K stated that the Company did not anticipate making any contributions to its pension during 2008. The Company did not make any contributions during the first three months of 2009.

NOTE 9. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at March 31, 2009 was 2.88%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2009, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

Interest Rate Swap: The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data, and therefore, are classified within Level 2 of the valuation hierarchy.

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

		Fair Value Measurements at March 31, 2009 Using
	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities	$101,796	$96,949	$4,847	$—
Liabilities:
Interest rate swap	130	—	130	—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with Generally Accepted Accounting Principles (“GAAP”). Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

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

Goodwill: The fair value is determined by amortizing the intangible assets obtained during the acquisition of a branch in 1996.

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at March 31, 2009
	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$4,363	$—	$—	$4,363
Nonfinancial Assets:
Other real estate owned	1,027	—	—	1,027
Goodwill	79	—	—	79

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

NOTE 11. Derivative Instruments and Hedging Activities

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

The following table summarizes the fair value of derivative instruments at March 31, 2009:

	Asset Derivatives
	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other liabilities	$130

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at March 31, 2009 and the Consolidated Statements of Income for the three months ended at March 31, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) 2009	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) 2009
	(dollars in thousands)		(dollars in thousands)
Interest rate contracts	$64	Interest expense	$17

NOTE 12. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB:) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS No. 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the (consolidated) financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS No. 141(R) to have a material impact on its (consolidated) financial statements, at this time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133,” (“SFAS No. 161”). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for the Company on January 1, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its (consolidated) financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB No. 111”). SAB No. 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB No. 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB No. 111 to have a material impact on its (consolidated) financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2008 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2009, the Company had total assets of $535,251,000, net loans of $383,632,000, total deposits of $401,280,000 and shareholders’ equity of $46,674,000. The Company’s net income was $955,000 for the three months ended March 31, 2009.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance for loan losses is based on two accounting principles: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when their occurrence is probable and they can be estimated, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2008 Form 10-K, provides additional information related to the allowance for loan losses.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the first three months of 2009 was $955,000, a decrease of $734,000 or 43.5% as compared to net income for the first three months of 2008 of $1,689,000. Earnings per share, basic and diluted, were $0.30 and $0.54 the first three months of 2009 and 2008, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first three months of 2009 and 2008 was 0.74 and 1.32%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first three months of 2009 and 2008 was 8.27% and 14.75%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $4,692,000 and $4,540,000 for the first three months of 2009 and 2008, respectively, which represents an increase of $152,000 or 3.4%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Average interest earning assets increased $13,200,000 from March 31, 2008 to March 31, 2009 while the average yield decreased 76 basis points over that same period. Total interest income was $6,759,000 and $7,594,000 for the first three months of 2009 and 2008, respectively, which represents a decrease of $835,000 or 11.0%. Total interest expense was $2,067,000 and $3,054,000 for the first three months of 2009 and 2008, respectively, which represents a decrease of $987,000 or 32.3%.

The net interest margin was 3.98% and 3.90% for the first three months of 2009 and 2008, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2009 and 2008. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,604	$6,491
Interest Income - Securities and Other Interest-Earnings Assets	1,155	1,103
Interest Expense - Deposits	1,328	2,115
Interest Expense - Other Borrowings	739	939

Total Net Interest Income	$4,692	$4,540
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$35	$21
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	147	153

Total Tax Benefit on Tax-Exempt Interest Income	$182	$174

Tax-Equivalent Net Interest Income	$4,874	$4,714

The tax-equivalent yield on earning assets decreased 76 basis points from 6.42% to 5.66% for the first three months of 2008 and 2009, respectively. The tax-equivalent yield on securities decreased 14 basis points from 5.46% to 5.32% for the first three months of 2008 and 2009, respectively. The tax-equivalent yield on loans decreased 80 basis points from 6.68% to 5.88% for the first three months of 2008 and 2009, respectively. The average rate on interest bearing liabilities decreased 105 basis points from 3.17% to 2.12% for the first three months of 2008 and 2009, respectively. The average rate on interest bearing deposits decreased 110 basis points from 2.87% to 1.77% for the first three months of 2008 and 2009. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 60 basis points from 3.11% to 2.51% for the first three months of 2008 and 2009. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 83 basis points from 4.18% to 3.35% for the first three months of 2008 and 2007.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $800,000 and $200,000 for the first three months of 2009 and 2008, respectively. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio. Although the Company experienced a decrease in total loans since the December 31, 2008, given the level of problem loans, continued uncertainty in the economy, and the current nationwide credit crisis, the Company deemed it prudent to increase its allowance for loan losses.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at March 31, 2009.

Noninterest Income

Total noninterest income for the first three months of 2009 and 2008 was $1,205,000 and $1,922,000, respectively, which represents a decrease of $717,000 or 37.3%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during the first three months of 2009 and 2008.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $21,000 or 9.6% from $219,000 for the first three months of 2008 to $240,000 for the first three months of 2009. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $76,000 or 13.7% from $553,000 to $477,000 for the first three months of 2008 and 2009, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types it has experienced a decrease in overdraft service charges. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees decreased $225,000 or 31.7% from $711,000 for the first three months of 2008 to $486,000 for the first three months of 2009. The amount of other services charges and fees is comprised primarily of commission from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group decreased $164,000 or 64.6% from $254,000 to $90,000 for the first three months of 2008 and 2009, respectively. The amount of fees generated from the Bank’s ATM/debit card programs decreased $23,000 or 10.3% from $223,000 to $200,000 for the first three months of 2008 and 2009, respectively.

The gain on the sale of loans in the amount of $376,000 during 2008 was generated from the sale of the credit card portfolio.

Other operating income decreased $61,000 from $63,000 to $2,000 for the first three months of 2008 and 2009, respectively. This decrease was mostly attributed to losses realized from the Bank’s investment in Banker’s Title, LLC.

Noninterest Expenses

Total noninterest expenses decreased $50,000 or 1.3% from $3,882,000 to $3,832,000 for the first three months of 2008 and 2009, respectively. The efficiency ratio of the Company was 62.99% and 58.50% for the three months ended March 31, 2009 and 2008. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits decreased $127,000 or 5.5% from $2,297,000 for the first three months of 2008 to $2,170,000 for the first three months of 2009. Occupancy expenses increased $9,000 or 3.1% from $287,000 to $296,000 for the first three months of 2008 and 2009, respectively. Equipment expenses were $171,000 for the first three months of 2008 and 2009.

Advertising and marketing expenses increased $7,000 or 8.0% from $88,000 to $95,000 for the first three months of 2008 and 2009, respectively. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

Other operating expenses increased $140,000 or 16.6% from $844,000 to $984,000 for the first three months of 2008 and 2009, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $310,000 and $691,000 for the first three months of 2009 and 2008, respectively. These amounts correspond to an effective tax rate of 24.51% and 29.03% for the first three months of 2009 and 2008, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $101,796,000 at March 31, 2009 as compared to $98,919,000 at December 31, 2008. This represents an increase of $2,877,000 or 2.9%. The Company purchased $10,565,000 in securities during the first three months of 2009. The Company had total maturities and principal repayments of $6,576,000 during the first three months of 2009. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2009. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2009 and December 31, 2008. The Company had an unrealized loss on available for sale securities of $1,870,000 at March 31, 2009 as compared to an unrealized loss of $747,000 at December 31, 2008. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $388,640,000 and $390,086,000 at March 31, 2009 and December 31, 2008, respectively. This represents a decrease of $1,446,000 or 0.4% for the first three months of 2009. The ratio of loans to deposits decreased during the first quarter of 2009 from 100.9% at December 31, 2008 to 96.9% at March 31, 2009. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2009 and December 31, 2008.

Loans secured by real estate were $341,214,000 or 87.8% and $342,891,000 or 87.9% of total loans at March 31, 2009 and December 31, 2008, respectively. This represents an decrease of $1,677,000 or 0.5% during the first three months of 2009. Consumer installment loans were $17,282,000 or 4.5% and $18,835,000 or 4.8% of total loans at March 31, 2009 and December 31, 2008, respectively. This represents a decrease of $1,553,000 or 8.3% during the first three months of 2009. Commercial and industrial loans were $25,272,000 or 6.5% and $23,629,000 or 6.1% of total loans at March 31, 2009 and December 31, 2008, respectively. This represents an increase of $1,643,000 or 7.0% for the first three months of 2009.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008. Charged-off loans were $361,000 and $99,000 for the three months ended March 31, 2009 and 2008, respectively. Recoveries were $48,000 and $13,000 for the three months ended March 31, 2009 and 2008, respectively. This resulted in net charge-offs of $313,000 and $86,000 for the three months ended March 31, 2009 and 2008, respectively. The allowance for loan losses as a percentage of loans was 1.29% at March 31, 2009 and 1.16% at December 31, 2008. The allowance for loan losses was 72.1% of nonperforming assets at March 31, 2009 and 91.2% of nonperforming assets at December 31, 2008. Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Nonaccrual loans were $4,293,000 and $3,385,000 at March 31, 2009 and December 31, 2008, respectively. Other real estate owned was $1,027,000 and $734,000 at March 31, 2009 or December 31, 2008, respectively. The percentage of nonperforming assets to loans and other real estate owned was 1.37% at March 31, 2009. Total loans past due 90 days or more and still accruing interest were $1,624,000 or 0.4% and $509,000 or 0.1% of total loans at March 31, 2009 and December 31, 2008, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $27,066,000 and $17,960,000 at March 31, 2009 and December 31, 2008, respectively. This represents an increase of $9,106,000 or 51.7% during the first three months of 2009. At March 31, 2009, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $1,755,000 in specific allocations for these loans.

Deposits

Total deposits were $401,280,000 and $386,527,000 at March 31, 2009 and December 31, 2008, respectively. This represents an increase of $14,753,000 or 3.8% during the first three months of 2009. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2009 and December 31, 2008.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $1,840,000 or 2.3% from $81,340,000 at December 31, 2008 to $83,180,000 at March 31, 2009. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, decreased $993,000 or 0.6% from $154,622,000 at December 31, 2008 to $153,629,000 at March 31, 2009. Time deposits increased $13,906,000 or 9.2% from $150,565,000 at December 31, 2008 to $164,471,000 at March 31, 2009. This is comprised of an increase in time deposits of $100,000 and more of $6,547,000 or 11.1% and an increase in time deposits of less than $100,000 of $7,359,000 or 8.0%. Certificates of deposit of less than $100,000 also included $20,531,000 and $25,531,000 in brokered certificates of deposit at March 31, 2009 and December 31, 2008. Certificates of deposit of less than $100,000 included $741,000 issued through the CDARS network. Certificates of deposit greater than $100,000 included $7,000,000 issued through the CDARS network.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $315,114,000 or 78.5% and $301,908,000 or 78.1% of total deposits at March 31, 2009 and December 31, 2008, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2009 was $46,674,000, reflecting a percentage of total assets of 8.72%, as compared to $46,829,000 and 8.87% at December 31, 2008. Shareholders’ equity per share decreased $0.11 or 0.7% to $14.68 per share at March 31, 2009 from $14.79 per share at December 31, 2008. During the first quarter of 2009, the Company paid a dividend of $0.17 as compared to $0.16 in the first quarter of 2008. Total dividends paid during 2008 were $0.67 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 14.08% at March 31, 2009 as compared to 14.07% at December 31, 2008. The Company’s total risk-based capital ratio was 15.31% at March 31, 2009 as compared to 15.23% at December 31, 2008. The Company’s Tier 1 capital to average total assets ratio was 10.53% at March 31, 2009 as compared to 10.65% at December 31, 2008. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2009, liquid assets totaled $221,609,000 as compared to $208,888,000 at December 31, 2008. These amounts represent 45.4% and 43.4% of total liabilities at March 31, 2009 and December 31, 2008, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2008 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of May, 2009.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen S. Chappell Vice President, Chief Financial Officer