Form 10-Q
period 2009-06-30
EAGLE FINANCIAL SERVICES INC
filed 2009-08-10
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 1, 2009 was 3,197,034.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$7,841	$7,287
Federal funds sold	—	11,052
Securities available for sale, at fair value	101,884	98,919
Loans, net of allowance for loan losses of $4,384 in 2009 and $4,521 in 2008	385,200	385,565
Bank premises and equipment, net	15,006	15,377
Other assets	12,679	9,942

Total assets	$522,610	$528,142

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$83,985	$81,340
Savings and interest bearing demand deposits	154,072	154,622
Time deposits	143,129	150,565

Total deposits	$381,186	$386,527
Federal funds purchased and securities sold under agreements to repurchase	19,791	14,693
Federal Home Loan Bank advances	62,250	70,000
Trust preferred capital notes	7,217	7,217
Other liabilities	3,555	2,876
Commitments and contingent liabilities	—	—

Total liabilities	$473,999	$481,313

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2009, 3,197,034; issued 2008, 3,166,530 shares	7,952	7,888
Surplus	8,085	7,796
Retained earnings	33,558	32,779
Accumulated other comprehensive income	(984)	(1,634)

Total shareholders’ equity	$48,611	$46,829

Total liabilities and shareholders’ equity	$522,610	$528,142

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and Dividend Income
Interest and fees on loans	$5,698	$6,194	$11,302	$12,685
Interest on federal funds sold	3	8	7	36
Interest and dividends on securities available for sale:
Taxable interest income	748	691	1,501	1,285
Interest income exempt from federal income taxes	298	290	583	587
Dividends	119	219	232	401
Interest on deposits in banks	2	1	2	3

Total interest and dividend income	$6,868	$7,403	$13,627	$14,997

Interest Expense
Interest on deposits	$1,080	$1,694	$2,408	$3,809
Interest on federal funds purchased and securities sold under agreements to repurchase	95	130	192	237
Interest on Federal Home Loan Bank advances	530	640	1,094	1,364
Interest on trust preferred capital notes	48	81	109	189
Interest on interest rate swap	31	—	48	—

Total interest expense	$1,784	$2,545	$3,851	$5,599

Net interest income	$5,084	$4,858	$9,776	$9,398
Provision For Loan Losses	1,050	300	1,850	500

Net interest income after provision for loan losses	$4,034	$4,558	$7,926	$8,898

Noninterest Income
Income from fiduciary activities	$204	$274	$444	$493
Service charges on deposit accounts	517	584	994	1,137
Other service charges and fees	494	717	980	1,428
Gain on the sale of loans	—	—	—	376
Gain on the sale of bank premises and equipment	—	742	—	742
Other operating income	39	152	41	215

Total noninterest income	$1,254	$2,469	$2,459	$4,391

Noninterest Expenses
Salaries and employee benefits	$2,287	$2,321	$4,457	$4,618
Occupancy expenses	348	358	644	645
Equipment expenses	166	175	337	346
Advertising and marketing expenses	87	90	182	178
Stationery and supplies	80	101	165	193
ATM network fees	33	112	64	215
Other operating expenses	1,102	909	2,086	1,753

Total noninterest expenses	$4,103	$4,066	$7,935	$7,948

Income before income taxes	$1,185	$2,961	$2,450	$5,341
Income Tax Expense	281	880	591	1,571

Net income	$904	$2,081	$1,859	$3,770

Earnings Per Share
Net income per common share, basic	$0.29	$0.66	$0.59	$1.20

Net income per common share, diluted	$0.28	$0.66	$0.58	$1.20

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2007	$7,798	$7,153	$30,832	$(605)		$45,178
Comprehensive income:
Net income			3,770		$3,770	3,770
Other comprehensive income:
Unrealized holding losses arising during the period, net of deferred income taxes of $678				(1,317)	(1,317)	(1,317)

Total comprehensive income					$2,453

Issuance of restricted stock, stock incentive plan (3,075 shares)	8	(8)				—
Income tax benefit on vesting of restricted stock		(6)				(6)
Stock-based compensation expense		31				31
Issuance of common stock, dividend investment plan (13,624 shares)	33	248				281
Dividends declared ($0.33 per share)			(1,036)			(1,036)

Balance, June 30, 2008	$7,839	$7,418	$33,566	$(1,922)		$46,901

Balance, December 31, 2008	$7,888	$7,796	$32,779	$(1,634)		$46,829
Comprehensive income:
Net income			1,859		$1,859	1,859
Other comprehensive income:
Unrealized holding losses arising during the period, net of deferred income taxes of $382				332	332	332
Change in market value of interest rate swap, net of deferred income tax payable of $86				318	318	318

Total comprehensive income					$2,509

Issuance of restricted stock, stock incentive plan (3,509 shares)	9	(9)				—
Income tax benefit on vesting of restricted stock		(13)				(13)
Stock-based compensation expense		0				0
Issuance of common stock, dividend investment plan (17,822 shares)	45	246				291
Issuance of common stock, employee benefit plan (4,530 shares)	10	65				75
Dividends declared ($0.34 per share)			(1,080)			(1,080)

Balance, June 30, 2009	$7,952	$8,085	$33,558	$(984)		$48,611

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$1,859	$3,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	390	404
Amortization of intangible and other assets	90	70
Loss on equity investment	—	—
Provision for loan losses	1,850	500
(Gain) on the sale of loans	—	(376)
(Gain) on the sale of bank premises and equipment	—	(742)
Loss on the sale of other real estate owned	(6)	—
Accrual of restricted stock awards	—	(3)
Discount accretion on securities, net	(13)	(9)
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,035)	135
Increase in other liabilities	679	229

Net cash provided by operating activities	$2,814	$3,978

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	15,889	15,361
Purchases of securities available for sale	(18,338)	(30,786)
Proceeds from the sale of bank premises and equipment	—	1,395
Purchases of bank premises and equipment	(19)	(230)
Proceeds from the sale of loans		2,783
Proceeds from the sale of other real estate owned	839	—
Net increase in loans	(2,976)	(4,570)

Net cash provided by investing activities	$(4,605)	$(16,047)

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$2,094	$7,363
Net (decrease) in certificates of deposit	(7,435)	(14,761)
Net increase in federal funds purchased and securities sold under agreements to repurchase	5,098	6,341
Net (decrease) increase in Federal Home Loan Bank advances	(7,750)	10,000
Issuance of common stock, employee benefit plan	76	—
Cash dividends paid	(789)	(755)

Net cash provided by financing activities	$(8,706)	$8,188

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Six Months Ended June 30,
	2009	2008
(Decrease) in cash and cash equivalents	$(10,497)	$(3,881)

Cash and Cash Equivalents
Beginning	18,339	13,568

Ending	$7,842	$9,687

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,051	$5,652

Income taxes	$895	$1,450

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized gain (loss) on securities available for sale	$503	$(1,995)

Change in market value of interest rate swap	$318	$—

Other real estate acquired in settlement of loans	$1,491	$805

Issuance of common stock, dividend investment plan	$290	$281

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2009

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2009 and December 31, 2008, the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the three months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	11,492	$26.16	11,770	$29.06
Granted	11,700	16.06	10,830	22.14
Vested	(3,509)	26.96	(3,075)	28.92
Forfeited	(2,348)	26.94	(4,033)	27.13

Nonvested, end of period	17,335	$19.07	15,492	$24.75

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2009 and 2008 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Average number of common shares outstanding	3,169,197	3,132,315	3,163,882	3,128,835
Effect of dilutive common stock	6,604	5,846	5,620	6,432

Average number of common shares outstanding used to calculate diluted earnings per share	3,175,801	3,138,161	3,169,502	3,135,267

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$29,094	$435	$(146)	$29,383
Mortgage-backed securities	16,695	497	—	17,192
Obligations of states and political subdivisions	33,556	609	(95)	34,070
Corporate securities	15,829	227	(1,492)	14,564
Equity securities	2,555	—	(279)	2,276
Restricted stock	4,399	—	—	4,399

	$102,128	$1,768	$(2,012)	$101,884

	December 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$25,591	$695	$—	$26,286
Mortgage-backed securities	20,093	416	(7)	20,502
Obligations of states and political subdivisions	31,171	528	(154)	31,545
Corporate securities	15,807	142	(1,999)	13,950
Equity securities	2,555	24	(392)	2,187
Restricted securities	4,449	—	—	4,449

	$99,666	$1,805	$(2,552)	$98,919

There were no sales of securities available for sale during the first six months of 2009 and 2008.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2009 and December 31, 2008 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	9,848	146	—	—	9,848	146
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	3,899	83	497	13	4,396	96
Corporate securities	2,478	203	6,188	1,289	8,666	1,492
Equity securities	1,896	158	379	121	2,275	279

	$18,121	$590	$7,064	$1,423	$25,185	$2,013

	December 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,352	7	—	—	1,352	7
Obligations of states and political subdivisions	6,315	124	360	30	6,675	154
Corporate securities	8,166	1,860	1,349	139	9,515	1,999
Equity securities	1,153	392	—	—	1,153	392

	$16,986	$2,383	$1,709	$169	$18,695	$2,552

Gross unrealized losses on available for sale securities included forty-one (41) and forty-four (44) debt securities at June 30, 2009 and December 31, 2008, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2009 and December 31, 2008 was changes in market interest rates. Since the losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2008 and June 30, 2009. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $42,511,000 at June 30, 2009 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 5. Loans

The composition of loans at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$33,117	$36,990
Secured by farmland	5,593	5,305
Secured by 1-4 family residential properties	195,507	189,874
Other real estate loans	106,710	110,722
Loans to farmers	1,127	1,065
Commercial and industrial loans	25,860	23,629
Consumer installment loans	16,891	18,835
All other loans	4,779	3,666

	$389,584	$390,086
Less: Allowance for loan losses	4,384	4,521

	$385,200	$385,565

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2009 and 2008 and the year ended December 31, 2008 were as follows:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008	Six Months Ended June 30, 2008
	(in thousands)
Balance, beginning	$4,521	$3,191	$3,191
Provision charged to operating expense	1,850	2,310	500
Recoveries added to the allowance	100	97	42
Loan losses charged to the allowance	(2,087)	(1,077)	(400)

Balance, ending	$4,384	$4,521	$3,333

Total loans past due ninety days or greater still accruing interest were $1,414,000 and $509,000 at June 30, 2009 and December 31, 2008, respectively. Impaired loans were $3,837,000 and $3,990,000 at June 30, 2009 and December 31, 2008, respectively. Nonaccrual loans were $2,052,000 and $3,385,000 at June 30, 2009 and December 31, 2008, respectively.

NOTE 7. Deposits

The composition of deposits at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Noninterest bearing demand deposits	$83,985	$81,340

Savings and interest bearing demand deposits:
NOW accounts	$58,949	$62,026
Money market accounts	58,854	59,000
Regular savings accounts	36,269	33,596

	$154,072	$154,622

Time deposits:
Balances of less than $100,000	$84,902	$91,477
Balances of $100,000 and more	58,227	59,088

	$143,129	$150,565

	$381,186	$386,527

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three and six months ended June 30, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	48	45	4	4
Expected return on plan assets	(33)	(42)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss	91	41	—	—

Net periodic benefit cost	$106	$44	$4	$4

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	96	90	8	8
Expected return on plan assets	(66)	(84)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	1
Recognized net actuarial loss	182	82	—	—

Net periodic benefit cost	$212	$88	$8	$9

Note 9 to the consolidated financial statements in the 2008 Form 10-K stated that the Company did not anticipate making any contributions to its pension during 2008. The Company did not make any contributions during the first six months of 2009.

NOTE 9. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at June 30, 2009 was 2.29%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2009, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

		Fair Value Measurements at June 30, 2009 Using
	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities	$101,884	$97,217	$4,667	$—
Interest rate swap	253	—	253	—

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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at June 30, 2009
	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,837	$—	$—	$3,837

Nonfinancial Assets:
Other real estate owned	2,518	—	—	2,518
Goodwill	68	—	—	68

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

The carrying amount and fair value of the Company’s financial instruments at June 30, 2009 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$7,841	$7,841	$7,287	$7,287
Securities	102,128	101,884	99,666	98,919
Loans, net	385,200	394,559	385,565	406,028
Accrued interest receivable	2,121	2,121	2,169	2,169

Financial liabilities:
Deposits	$381,186	$383,008	$386,527	$389,232
Federal funds purchased and securities sold under agreements to repurchase	19,791	19,791	14,693	14,693
Federal Home Loan Bank advances	62,250	64,204	70,000	74,063
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	251	251	807	807

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

The following table summarizes the fair value of derivative instruments at June 30, 2009:

	Asset Derivatives
	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other Assets	$253

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at June 30, 2009 and the Consolidated Statements of Income for the three months ended at June 30, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2009		2009
	(dollars in thousands)		(dollars in thousands)
Interest rate contracts	$318	Interest expense	$48

NOTE 12. Recent Accounting Pronouncements

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company/Bank does not expect the adoption of SFAS 165 to have a material impact on its (consolidated) financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company/Bank does not expect the adoption of SFAS 166 to have a material impact on its (consolidated) financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company/Bank does not expect the adoption of SFAS 167 to have a material impact on its (consolidated) financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company/Bank does not expect the adoption of SFAS 168 to have a material impact on its (consolidated) financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company/Bank does not expect the adoption of SAB 112 to have a material impact on its (consolidated) financial statements.

NOTE 13. Subsequent Events

Subsequent events have been evaluated through August 10, 2009, which is the date the financial statements were issued. On July 17, 2009 the Company sold its investment in CIT Group, Inc. The Company held two bonds with an amortized cost of $1,000,000 and a fair value of $700,000. The Company will realize a loss of $486,000 in the third quarter.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At June 30, 2009, the Company had total assets of $522,610,000, net loans of $385,200,000, total deposits of $381,186,000 and shareholders’ equity of $48,611,000. The Company’s net income was $1,859,000 for the six months ended June 30, 2009.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first six months of 2009 was $1,859,000, a decrease of $1,911,000 or 50.7% as compared to net income for the first six months of 2008 of $3,770,000. Basic earnings per share was $0.59 and $1.20 for the first six months of 2009 and 2008, respectively. Earnings per share, diluted, were $0.58 and $1.20 for the first six months of 2009 and 2008, respectively. Net income for the second quarter of 2009 was $904,000, a decrease of $1,177,000 or 56.6% as compared to net income for the second quarter of 2008 of $2,081,000. Earnings per share, basic, were $0.29 and $0.66 for the second quarter of 2009 and 2008, respectively. Diluted earnings per share was $0.58 and $0.66 for the second quarter of 2009 and 2008, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first six months of 2009 and 2008 was 0.71% and 1.47%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first six months of 2009 and 2008 was 7.92% and 16.28%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $9,776,000 and $9,398,000 for the first six months of 2009 and 2008, respectively, which represents an increase of $378,000 or 4.1%. Net interest income was $5,084,000 and $4,858,000 for the second quarter of 2009 and 2008, respectively, which represents an increase of $226,000 or 4.7%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $13,627,000 and $14,997,000 for the first six months of 2009 and 2008, respectively, which represents a decrease of $1,370,000 or 9.1%. Total interest income was $6,868,000 and $7,403,000 for the second quarter of 2009 and 2008, respectively, which represents a decrease of $535,000 or 7.2%. Total interest expense was $3,851,000 and $5,599,000 for the first six months of 2009 and 2008, respectively, which represents a decrease of $1,748,000 or 31.2%. Total interest expense was $1,784,000 and $2,545,000 for the second quarter of 2009 and 2008, respectively, which represents a decrease of $761,000 or 29.9%.

The net interest margin was 4.13% and 4.01% for the first six months of 2009 and 2008, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2008 and 2007. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,698	$6,194	$11,302	$12,685
Interest Income - Securities and Other Interest-Earnings Assets	1,170	1,209	2,325	2,312
Interest Expense - Deposits	1,080	1,694	2,408	3,809
Interest Expense - Other Borrowings	704	851	1,443	1,790

Total Net Interest Income	$5,084	$4,858	$9,776	$9,398

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$33	$25	$68	$47
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	154	150	301	303

Total Tax Benefit on Tax-Exempt Interest Income	$187	$175	$369	$350

Tax-Equivalent Net Interest Income	$5,271	$5,033	$10,145	$9,748

The tax-equivalent yield on earning assets decreased 64 basis points from 6.31% to 5.67% for the first six months of 2008 and 2009, respectively. The tax-equivalent yield on securities decreased 25 basis points from 5.45% to 5.20% for the first six months of 2008 and 2009, respectively. The tax-equivalent yield on loans decreased 64 basis points from 6.55% to 5.91% for the first six months of 2008 and 2009, respectively. The average rate on interest bearing liabilities decreased 97 basis points from 2.91% to 1.94% for the first six months of 2008 and 2009, respectively. The average rate on interest bearing deposits decreased 103 basis points from 2.61% to 1.58% for the first six months of 2008 and 2009. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 37 basis points from 2.93% to 2.56% for the first six months of 2008 and 2009. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 54 basis points from 3.92% to 3.38% for the first six months of 2008 and 2009.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $1,850,000 and $500,000 for the first six months of 2009 and 2008, respectively. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio. Although the Company experienced a decrease in total loans since the December 31, 2008, given the level of problem loans, continued uncertainty in the economy, and the current nationwide credit crisis, the Company deemed it prudent to increase its allowance for loan losses.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at June 30, 2009.

Noninterest Income

Total noninterest income for the first six months of 2009 and 2008 was $2,459,000 and $4,391,000, respectively, which represents a decrease of $1,932,000 or 44.0%. Total noninterest income for the second quarter of 2009 and 2008 was $1,254,000 and $2,469,000, respectively, which represents an decrease of $1,215,000 or 49.2%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during the first six months of 2009 and 2008.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, decreased $49,000 or 9.9% from $493,000 for the first six months of 2008 to $444,000 for the first six months of 2009. Income from fiduciary activities decreased $70,000 or 25.6% from $274,000 for the second quarter of 2008 to $204,000 for the second quarter of 2009. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $143,000 or 12.6% from $1,137,000 to $994,000 for the first six months of 2008 and 2009, respectively. Service charges on deposit accounts decreased $67,000 or 11.5% from $584,000 to $517,000 for the second quarter of 2008 and 2009, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Management expects continued growth in the number of deposit accounts and, therefore, expects the amount of service charges on deposit accounts to increase proportionately during future periods.

Other service charges and fees decreased $448,000 or 31.4% from $1,428,000 for the first six months of 2009 to $980,000 for the first six months of 2009. Other service charges and fees decreased $223,000 or 31.1% from $717,000 for the second quarter of 2008 to $494,000 for the second quarter of 2009. The amount of other services charges and fees is comprised primarily of commission from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $215,000 and $459,000 for 2009 and 2008. The amount of fees generated from the Bank’s ATM/debit card programs decreased $136,000 or 28.6% from $475,000 to $339,000 for the first six months of 2008 and 2009, respectively.

The gain on the sale of loans in 2008 in the amount of $376,000 was generated from the sale of the credit card portfolio.

The gain on the sale of bank premises and equipment in 2008 in the amount of $742,000 was generated from the former Old Post Office branch building in downtown Winchester.

Other operating income decreased $174,000 or 80.9% from $215,000 to $41,000 for the first six months of 2008 and 2009, respectively. Other operating income decreased $113,000 from $152,000 to $39,000 for the second quarter of 2008 and 2009, respectively. This decrease was mostly attributed to losses realized from the Bank’s investment in Banker’s Title, LLC.

Noninterest Expenses

Total noninterest expenses decreased $13,000 or 0.2% from $7,948,000 to $7,935,000 for the first six months of 2008 and 2009, respectively. Total noninterest expenses increased $37,000 or 0.9% from $4,066,000 to $4,103,000 for the second quarter of 2008 and 2009, respectively. FDIC insurance premiums of $194,000 can be attributed to the increase in noninterest expense for the second quarter of 2009. The efficiency ratio of the Company was 62.72% for the six months ended June 30, 2009 and 56.22% for the six months ended June 30, 2008. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits decreased $161,000 or 3.5% from $4,618,000 for the first six months of 2008 to $4,457,000 for the first six months of 2009. Salaries and benefits decreased $34,000 or 1.5% from $2,321,000 for the second quarter of 2008 to $2,287,000 for the second quarter of 2009. Occupancy expenses decreased $1,000 or 0.2% from $645,000 to $644,000 for the first six months of 2008 and 2009, respectively. Occupancy expenses during the second quarter of 2008 and 2009 were $358,000 and $348,000, respectively. Equipment expenses decreased $9,000 or 2.6% from $346,000 to $337,000 for the first six months of 2008 and 2009, respectively. Equipment expenses decreased $9,000 or 5.1% from $175,000 to $166,000 for the second quarter of 2008 and 2009, respectively.

Advertising and marketing expenses increased $4,000 or 2.3% from $178,000 to $182,000 for the first six months of 2008 and 2009, respectively. Advertising and marketing expenses decreased $3,000 or 3.3% from $90,000 to $87,000 for the second quarter of 2008 and 2009, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $333,000 or 19.0% from $1,753,000 to $2,086,000 for the first six months of 2008 and 2009, respectively. Other operating expenses increased $193,000 or 21.2% from $909,000 to $1,102,000 for the second quarter of 2008 and 2009, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $591,000 and $1,571,000 in the first six months of 2009 and 2008, respectively. The increase in income tax expense can be attributed to increased taxable earnings at the federal statutory income tax rate of 34%. The amount of income tax expense for the first six months of 2009 and 2008 corresponded to an effective tax rate of 24.12% and 29.41%, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $101,884,000 at June 30, 2009 as compared to $98,919,000 at December 31, 2008. This represents an increase of $2,965,000 or 3.0%. The Company purchased $18,338,000 in securities during the first six months of 2009. The Company had total maturities and principal repayments of $15,889,000 during the first six months of 2009. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2009. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2009 and December 31, 2008. The Company had an unrealized loss on available for sale securities of $244,000 at June 30, 2009 as compared to an unrealized loss of $747,000 at December 31, 2008. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $389,584,000 and $390,086,000 at June 30, 2009 and December 31, 2008, respectively. This represents an decrease of $502,000 or 0.1% for the first six months of 2009. The ratio of loans to deposits increased during the second quarter of 2009 from 100.9% at December 31, 2008 to 102.2% at June 30, 2009. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2009 and December 31, 2008.

Loans secured by real estate were $340,927,000 or 87.5% and $342,891,000 or 87.9% of total loans at June 30, 2009 and December 31, 2008, respectively. This represents a decrease of $1,964,000 or 0.6% during the first six months of 2009. Consumer installment loans were $16,891,000 or 4.3% and $18,835,000 or 4.8% of total loans at June 30, 2009 and December 31, 2008, respectively. This represents a decrease of $1,944,000 or 10.3% during the first six months of 2009. Commercial and industrial loans were $25,860,000 or 6.6% and $23,629,000 or 6.1% of total loans at June 30, 2009 and December 31, 2008, respectively. This represents an increase of $2,231,000 or 9.4% for the first six months of 2009.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended June 30, 2009 and 2008 and the year ended December 31, 2008. Charged-off loans were $2,087,000 and $400,000 for the six months ended June 30, 2009 and 2008, respectively. Recoveries were $100,000 and $42,000 for the six months ended June 30, 2009 and 2008, respectively. This resulted in net charge-offs of $1,987,000 and $358,000 for the six months ended June 30, 2009 and 2008, respectively. The allowance for loan losses as a percentage of loans was 1.13% at June 30, 2009 and 1.16% at December 31, 2008. The allowance for loan losses was 104.2% of nonperforming assets at June 30, 2009 and 91.2% of nonperforming assets at December 31, 2008. Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Nonaccrual loans were $2,052,000 and $3,385,000 at June 30, 2009 and December 31, 2008, respectively. Other real estate owned was $2,518,000 and $734,000 at June 30, 2009 or December 31, 2008, respectively. The percentage of nonperforming assets to loans and other real estate owned was 1.17% at June 30, 2009 as compared to 1.05% at December 31, 2008. Total loans past due 90 days or more and still accruing interest were $1,414,000 or 0.4% and $509,000 or 0.1% of total loans at June 30, 2009 and December 31, 2008, respectively.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential problem loan. The amount of potential problem loans was $32,231,000 and $17,960,000 at June 30, 2009 and December 31, 2008, respectively. This represents an increase of $14,271,000 or 79.5% during the first six months of 2009. At June 30, 2009, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses includes $1,415,000 in specific allocations for these loans.

Deposits

Total deposits were $381,186,000 and $386,527,000 at June 30, 2009 and December 31, 2008, respectively. This represents a decrease of $5,341,000 or 1.4% during the first six months of 2009. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2009 and December 31, 2008.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $2,645,000 or 3.3% from $81,340,000 at December 31, 2008 to $83,985,000 at June 30, 2009. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, decreased $550,000 or 0.4% from $154,622,000 at December 31, 2008 to $154,072,000 at June 30, 2009. Time deposits decreased $7,436,000 or 4.9% from $150,565,000 at December 31, 2008 to $143,129,000 at June 30, 2009. This is comprised of an decrease in time deposits of $100,000 and more of $861,000 or 1.5% and a decrease in time deposits of less than $100,000 of $6,575,000 or 7.2%. Certificates of deposit of less than $100,000 also included $5,531,000 and $25,531,000 in brokered certificates of deposit at June 30, 2009 and December 31, 2008. Certificates of deposit of less than $100,000 included $1,363,000 issued through the CDARS network. Certificates of deposit greater than $100,000 included $6,396,000 issued through the CDARS network.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $317,428,000 or 83.3% and $301,908,000 or 78.1% of total deposits at June 30, 2009 and December 31, 2008, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2009 was $48,611,000, reflecting a percentage of total assets of 9.30%, as compared to $46,829,000 and 8.87% at December 31, 2008. Shareholders’ equity per share increased $0.41 or 2.8% to $15.20 per share at June 30, 2009 from $14.79 per share at December 31, 2008. During the first two quarters of 2009 and 2008, the Company paid a dividend of $0.34 and $0.33, respectively. Total dividends paid during 2008 were $0.67 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 14.45% at June 30, 2009 as compared to 14.07% at December 31, 2008. The Company’s total risk-based capital ratio was 15.57% at June 30, 2009 as compared to 15.23% at December 31, 2008. The Company’s Tier 1 capital to average total assets ratio was 10.63% at June 30, 2009 as compared to 10.65% at December 31, 2008. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2009, liquid assets totaled $198,944,000 as compared to $208,888,000 at December 31, 2008. These amounts represent 42.2% and 43.4% of total liabilities at June 30, 2009 and December 31, 2008, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2008 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Annual Meeting of Shareholders was held on May 20, 2009 to consider and vote on the proposal described below. The total number of shares represented by proxy or in person was 2,271,200 or 71.4% of the 3,179,385 common shares outstanding on the record date of the meeting.

Proposal One - Election of Directors:

The following individuals were nominated and elected as Class II Directors to hold office until the 2012 Annual Meeting of Shareholders of the Company or until their successor(s) have been duly elected and qualified:

	For	Withheld
Mary Bruce Glaize	2,230,783	40,917
James R. Wilkins, Jr.	2,220,152	51,047
Randall G. Vinson	2,214,303	56,897

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of August, 2009.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/s/ KATHLEEN J. CHAPPELL
Kathleen S. Chappell Vice President, Chief Financial Officer