Form 10-Q
period 2009-09-30
EAGLE FINANCIAL SERVICES INC
filed 2009-11-09
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 1, 2009 was 3,208,121.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$8,625	$7,287
Federal funds sold	—	11,052
Securities available for sale, at fair value	97,882	98,919
Loans, net of allowance for loan losses of $4,896 in 2009 and $4,521 in 2008	387,418	385,565
Bank premises and equipment, net	14,980	15,377
Other assets	12,180	9,942

Total assets	$521,085	$528,142

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$87,105	$81,340
Savings and interest bearing demand deposits	159,928	154,622
Time deposits	128,565	150,565

Total deposits	$375,598	$386,527
Federal funds purchased and securities sold under agreements to repurchase	21,807	14,693
Federal Home Loan Bank advances	62,250	70,000
Trust preferred capital notes	7,217	7,217
Other liabilities	3,548	2,876
Commitments and contingent liabilities	—	—

Total liabilities	$470,420	$481,313

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2009, 3,207,921; issued 2008, 3,166,530 shares	7,976	7,888
Surplus	8,307	7,796
Retained earnings	33,804	32,779
Accumulated other comprehensive income	578	(1,634)

Total shareholders’ equity	$50,665	$46,829

Total liabilities and shareholders’ equity	$521,085	$528,142

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and Dividend Income
Interest and fees on loans	$5,765	$6,133	$17,067	$18,818
Interest on federal funds sold	2	7	9	43
Interest and dividends on securities available for sale:
Taxable interest income	666	724	2,167	2,009
Interest income exempt from federal income taxes	307	284	890	871
Dividends	116	149	348	550
Interest on deposits in banks	1	1	3	4

Total interest and dividend income	$6,857	$7,298	$20,484	$22,295

Interest Expense
Interest on deposits	$826	$1,618	$3,234	$5,427
Interest on federal funds purchased and securities sold under agreements to repurchase	102	132	294	369
Interest on Federal Home Loan Bank advances	484	672	1,578	2,036
Interest on trust preferred capital notes	39	77	148	266
Interest on interest rate swap	43	—	91	—

Total interest expense	$1,494	$2,499	$5,345	$8,098

Net interest income	$5,363	$4,799	$15,139	$14,197
Provision For Loan Losses	1,050	710	2,900	1,210

Net interest income after provision for loan losses	$4,313	$4,089	$12,239	$12,987

Noninterest Income
Income from fiduciary activities	$200	$207	$644	$700
Service charges on deposit accounts	537	629	1,531	1,766
Other service charges and fees	634	664	1,614	2,092
Gain on the sale of loans	—	—	—	376
Gain on the sale of bank premises and equipment	—	—	—	742
Loss on the sale of other real estate owned	(50)	(70)	(50)	(70)
Gain (loss) on securities	(439)	(2,488)	(439)	(2,488)
Other operating income	(4)	23	37	238

Total noninterest income	$878	$(1,035)	$3,337	$3,356

Noninterest Expenses
Salaries and employee benefits	$2,493	$2,329	$6,950	$6,947
Occupancy expenses	291	256	935	901
Equipment expenses	176	173	513	519
Advertising and marketing expenses	142	113	324	291
Stationery and supplies	52	51	217	244
ATM network fees	20	126	84	341
Other operating expenses	1,007	1,073	3,093	2,826

Total noninterest expenses	$4,181	$4,121	$12,116	$12,069

Income before income taxes	$1,010	$(1,067)	$3,460	$4,274
Income Tax Expense	220	363	811	1,934

Net income (loss)	$790	$(1,430)	$2,649	$2,340

Earnings Per Share
Net income per common share, basic	$0.25	$(0.45)	$0.84	$0.75

Net income per common share, diluted	$0.25	$(0.45)	$0.83	$0.75

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2007	$7,798	$7,153	$30,832	$(605)		$45,178
Comprehensive income:
Net income			2,340		$2,340	2,340
Other comprehensive income:
Unrealized holding losses arising during the period, net of deferred income taxes of $1,265				(2,455)	(2,455)	(2,455)

Total comprehensive income					$(115)

Issuance of restricted stock, stock incentive plan (3,075 shares)	8	(8)				—
Income tax benefit on vesting of restricted stock		(6)				(6)
Stock-based compensation expense		110				110
Issuance of common stock, dividend investment plan (21,462 shares)	53	371				424
Dividends declared ($0.50 per share)			(1,572)			(1,572)

Balance, September 30, 2008	$7,859	$7,620	$31,600	$(3,060)		$44,019

Balance, December 31, 2008	$7,888	$7,796	$32,779	$(1,634)		$46,829
Comprehensive income:
Net income			2,649		$2,649	2,649
Other comprehensive income:
Unrealized holding losses arising during the period, net of deferred income taxes of $1,033				2,005	2,005	2,005
Change in market value of interest rate swap, net of deferred income tax payable of $29				207	207	207

Total comprehensive income					$4,861

Issuance of restricted stock, stock incentive plan (3,509 shares)	9	(9)				—
Income tax benefit on vesting of restricted stock		(13)				(13)
Stock-based compensation expense		100				100
Issuance of common stock, dividend investment plan (27,227 shares)	68	368				436
Issuance of common stock, employee benefit plan (4,530 shares)	11	65				76
Dividends declared ($0.51 per share)			(1,624)			(1,624)

Balance, September 30, 2009	$7,976	$8,307	$33,804	$578		$50,665

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$2,649	$2,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	679	604
Amortization of intangible and other assets	56	105
Loss on equity investment	—	—
Provision for loan losses	2,900	1,210
(Gain) on the sale of loans	—	(376)
(Gain) on the sale of bank premises and equipment	—	(742)
Loss on the sale of other real estate owned	50	70
Loss on the sale of securities	418	2,488
Accrual of restricted stock awards	100	0
Discount accretion on securities, net	(19)	(15)
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,334)	81
Increase (decrease) in other liabilities	671	(172)

Net cash provided by operating activities	$5,170	$5,593

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	23,460	19,892
Purchases of securities available for sale	(21,743)	(36,727)
Proceeds from the sale of securities	1,959	—
Proceeds from the sale of bank premises and equipment	—	1,395
Purchases of bank premises and equipment	(188)	(293)
Proceeds from the sale of loans	—	2,783
Proceeds from the sale of other real estate owned	1,020	145
Net increase in loans	(6,717)	(5,430)

Net cash provided by investing activities	$(2,209)	$(18,235)

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$11,071	$(273)
Net (decrease) in certificates of deposit	(21,999)	(12,286)
Net increase in federal funds purchased and securities sold under agreements to repurchase	7,114	6,379
Net (decrease) increase in Federal Home Loan Bank advances	(7,750)	15,000
Issuance of common stock, employee benefit plan	76	—
Cash dividends paid	(1,187)	(1,148)

Net cash provided by financing activities	$(12,675)	$7,672

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)—(Continued)

	Nine Months Ended September 30,
	2009	2008
(Decrease) increase in cash and cash equivalents	$(9,714)	$(4,970)
Cash and Cash Equivalents
Beginning	18,339	13,568

Ending	$8,625	$8,598

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,510	$8,197

Income taxes	$1,195	$2,150

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$3,038	$(3,720)

Change in market value of interest rate swap	$206	$—

Other real estate acquired in settlement of loans	$1,964	$805

Issuance of common stock, dividend investment plan	$436	$425

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2009

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2009 and December 31, 2008, the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

The Company owns 100% of Bank of Clarke County (the “Bank”) and Eagle Financial Statutory Trust II. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated The subordinated debt of Eagle Financial Statutory Trust II is reflected as a liability of the Company.

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	11,492	$26.16	11,770	$29.06
Granted	11,700	16.06	10,830	22.14
Vested	(3,509)	26.96	(3,075)	28.92
Forfeited	(2,348)	26.94	(4,033)	27.13

Nonvested, end of period	17,335	$19.07	15,492	$24.75

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2009 and 2008 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Average number of common shares outstanding	3,185,806	3,139,734	3,171,270	3,132,495
Effect of dilutive common stock	10,295	8,548	7,179	7,137

Average number of common shares outstanding used to calculate diluted earnings per share	3,196,101	3,148,282	3,178,449	3,139,632

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$27,669	$504	$(13)	$28,160
Mortgage-backed securities	13,840	649	—	14,489
Obligations of states and political subdivisions	32,795	1,223	(150)	33,868
Corporate securities	14,834	613	(622)	14,825
Equity securities	2,054	122	(35)	2,141
Restricted stock	4,399	—	—	4,399

	$95,591	$3,111	$(820)	$97,882

	December 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$25,591	$695	$—	$26,286
Mortgage-backed securities	20,093	416	(7)	20,502
Obligations of states and political subdivisions	31,171	528	(154)	31,545
Corporate securities	15,807	142	(1,999)	13,950
Equity securities	2,555	24	(392)	2,187
Restricted securities	4,449	—	—	4,449

	$99,666	$1,805	$(2,552)	$98,919

During the third quarter of 2009, the Company sold $1,959,000 in available for sale securities for a net loss of $419,000. There were no sales of securities available for sale during the first nine months of 2008.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2009 and December 31, 2008 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	1,987	13	—	—	1,987	13
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	901	149			901	149
Corporate securities	1,041	252	3,635	371	4,676	623
Equity securities	1,009	35	—	—	1,009	35

	$4,938	$449	$3,635	$371	$8,573	$820

	December 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,352	7	—	—	1,352	7
Obligations of states and political subdivisions	6,315	124	360	30	6,675	154
Corporate securities	8,166	1,860	1,349	139	9,515	1,999
Equity securities	1,153	392	—	—	1,153	392

	$16,986	$2,383	$1,709	$169	$18,695	$2,552

Gross unrealized losses on available for sale securities included sixteen (16) and forty-four (44) debt securities at September 30, 2009 and December 31, 2008, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2009 and December 31, 2008 was changes in market interest rates. Since the losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2008 and September 30, 2009. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $42,916,000 at September 30, 2009 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

NOTE 5. Loans

The composition of loans at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$31,561	$36,990
Secured by farmland	5,828	5,305
Secured by 1-4 family residential properties	197,780	189,874
Other real estate loans	109,028	110,722
Loans to farmers	1,235	1,065
Commercial and industrial loans	26,109	23,629
Consumer installment loans	16,601	18,835
All other loans	4,172	3,666

	$392,314	$390,086
Less: Allowance for loan losses	4,896	4,521

	$387,418	$385,565

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 and the year ended December 31, 2008 were as follows:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Balance, beginning	$4,521	$3,191	$3,191
Provision charged to operating expense	2,900	2,310	1,210
Recoveries added to the allowance	221	97	66
Loan losses charged to the allowance	(2,746)	(1,077)	(556)

Balance, ending	$4,896	$4,521	$3,911

Total loans past due ninety days or greater still accruing interest were $284,000 and $509,000 at September 30, 2009 and December 31, 2008, respectively. Impaired loans were $5,286,000 and $3,990,000 at September 30, 2009 and December 31, 2008, respectively. Nonaccrual loans were $1,067,000 and $3,385,000 at September 30, 2009 and December 31, 2008, respectively.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

NOTE 7. Deposits

The composition of deposits at September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Noninterest bearing demand deposits	$87,105	$81,340

Savings and interest bearing demand deposits:
NOW accounts	$63,721	$62,026
Money market accounts	59,536	59,000
Regular savings accounts	36,671	33,596

	$159,928	$154,622

Time deposits:
Balances of less than $100,000	$75,339	$91,477
Balances of $100,000 and more	53,226	59,088

	$128,565	$150,565

	$375,598	$386,527

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

Generally Accepted Accounting Principles (“GAAP”) requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three and nine months ended September 30, 2009 and 2008:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months September 30,
	2009	2008	2009	2008
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	48	45	4	4
Expected return on plan assets	(33)	(42)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	1
Recognized net actuarial loss	91	41	—	—

Net periodic benefit cost	$106	$44	$4	$5

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	144	135	12	12
Expected return on plan assets	(99)	(126)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	1
Recognized net actuarial loss	273	123	—	—

Net periodic benefit cost	$318	$132	$12	$13

Note 9 to the consolidated financial statements in the 2008 Form 10-K stated that the Company did not anticipate making any contributions to its pension during 2009. The Company did not make any contributions during the first nine months of 2009.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

NOTE 9. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at September 30, 2009 was 1.97%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2009, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

NOTE 10. Fair Value Measurements

GAAP required the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

“Fair Value Measurements” defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using
	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities	$97,882	$93,220	$4,662	$—
Interest rate swap	85	—	85	—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write downs of individual assets.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lesser of the fair value of the property, less selling costs or the loan balance outstanding at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of GAAP.

Goodwill: The fair value is determined by amortizing the intangible assets obtained during the acquisition of a branch in 1996.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at September 30, 2009
	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,286	$—	$—	$5,286
Nonfinancial Assets:
Other real estate owned	2,811	—	—	2,811
Goodwill	56	—	—	56

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

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

The carrying amount and fair value of the Company’s financial instruments at September 30, 2009 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$8,625	$8,625	$7,287	$7,287
Securities	95,591	97,882	99,666	98,919
Loans, net	387,418	398,251	385,565	406,028
Accrued interest receivable	2,167	2,167	2,169	2,169
Financial liabilities:
Deposits	$375,598	$381,056	$386,527	$389,232
Federal funds purchased and securities sold under agreements to repurchase	21,807	21,807	14,693	14,693
Federal Home Loan Bank advances	62,250	64,655	70,000	74,063
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	406	406	807	807

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

The following table summarizes the fair value of derivative instruments at September 30, 2009:

	Asset Derivatives
	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other Assets	$85

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at September 30, 2009 and the Consolidated Statements of Income for the three months ended at September 30, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2009		2009
	(dollars in thousands)		(dollars in thousands)
Interest rate contracts	$207	Interest expense	$91

NOTE 12. Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 115-1 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-1 and FAS 124-2 amends other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-1 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-1 and FAS 124-2 to have a material impact on its (consolidated) financial statements.

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company/Bank does not expect the adoption of SFAS 165 to have a material impact on its (consolidated) financial statements.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2009

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009. Earlier application is prohibited. The Company/Bank does not expect the adoption of SFAS 166 to have a material impact on its (consolidated) financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Earlier application is prohibited. The Company/Bank does not expect the adoption of SFAS 167 to have a material impact on its (consolidated) financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company/Bank does not expect the adoption of SFAS 168 to have a material impact on its (consolidated) financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The Company does not expect the adoption of ASU 2009-05 to have a material impact on its (consolidated) financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its (consolidated) financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its (consolidated) financial statements.

NOTE 13. Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2009 through November 9, 2009, the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require disclosure in the financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2009, the Company had total assets of $521,085,000, net loans of $387,418,000, total deposits of $375,598,000 and shareholders’ equity of $50,665,000. The Company’s net income was $2,649,000 for the nine months ended September 30, 2009.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated and that the losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2008 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first nine months of 2009 was $2,649,000, an increase of $309,000 or 13.2% as compared to net income for the first nine months of 2008 of $2,340,000. Basic earnings per share was $0.84 and $0.75 for the first nine months of 2009 and 2008, respectively. Earnings per share, diluted, were $0.83 and $0.75 for the first nine months of 2009 and 2008, respectively. Net income for the third quarter of 2009 was $790,000, an increase of $2,220,000 or 155.2% as compared to net income for the third quarter of 2008 of $(1,430,000). Earnings per share, basic, were $0.25 and $(0.45) for the third quarter of 2009 and 2008, respectively. Diluted earnings per share was $0.25 and $(0.45) for the third quarter of 2009 and 2008, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first nine months of 2009 and 2008 was 0.68% and 0.72%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first nine months of 2009 and 2008 was 7.37% and 8.03%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $15,139,000 and $14,197,000 for the first nine months of 2009 and 2008, respectively, which represents an increase of $942,000 or 6.6%. Net interest income was $5,363,000 and $4,799,000 for the third quarter of 2009 and 2008, respectively, which represents an increase of $564,000 or 11.8%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. The aforementioned increases were mostly attributable to the decreased balance and cost of interest bearing liabilities during the noted time periods. Total interest income was $20,484,000 and $22,295,000 for the first nine months of 2009 and 2008, respectively, which represents a decrease of $1,811,000 or 8.1%. Total interest income was $6,857,000 and $7,298,000 for the third quarter of 2009 and 2008, respectively, which represents a decrease of $441,000 or 6.0%. Total interest expense was $5,345,000 and $8,098,000 for the first nine months of 2009 and 2008, respectively, which represents a decrease of $2,753,000 or 34.0%. Total interest expense was $1,494,000 and $2,499,000 for the third quarter of 2009 and 2008, respectively, which represents a decrease of $1,005,000 or 40.2%.

The net interest margin was 4.27% and 4.03% for the first nine months of 2009 and 2008, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2009 and 2008. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,765	$6,133	$17,067	$18,818
Interest Income - Securities and Other Interest-Earnings Assets	1,092	1,165	3,417	3,477
Interest Expense - Deposits	826	1,618	3,234	5,427
Interest Expense - Other Borrowings	668	881	2,111	2,671

Total Net Interest Income	$5,363	$4,799	$15,139	$14,197
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$37	$33	$105	$79
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	157	146	458	449

Total Tax Benefit on Tax-Exempt Interest Income	$195	$179	$564	$528

Tax-Equivalent Net Interest Income	$5,558	$4,978	$15,703	$14,725

The tax-equivalent yield on earning assets decreased 55 basis points from 6.24% to 5.69% for the first nine months of 2008 and 2009, respectively. The tax-equivalent yield on securities decreased 28 basis points from 5.42% to 5.14% for the first nine months of 2008 and 2009, respectively. The tax-equivalent yield on loans decreased 56 basis points from 6.47% to 5.91% for the first nine months of 2008 and 2009, respectively. The average rate on interest bearing liabilities decreased 100 basis points from 2.80% to 1.80% for the first nine months of 2008 and 2009, respectively. The average rate on interest bearing deposits decreased 106 basis points from 2.49% to 1.43% for the first nine months of 2008 and 2009. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 42 basis points from 2.90% to 2.48% for the first nine months of 2008 and 2009. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 53 basis points from 3.82% to 3.29% for the first nine months of 2008 and 2009.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $2,900,000 and $1,210,000 for the first nine months of 2009 and 2008, respectively. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the amount of potential losses within the loan portfolio. The Company realized $2.5 million in net charge-offs for the nine months ended September 30, 2009 versus $490,000 for the same period in 2008. Additionally, impaired loans have increased by $1.3 million since year ended December 31, 2008. Given the level of problem loans, continued uncertainty in the economy, and the current nationwide credit crisis, the Company deemed it prudent to increase its allowance for loan losses.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at September 30, 2009.

Noninterest Income

Total noninterest income for the first nine months of 2009 and 2008 was $3,337,000 and $3,356,000, respectively, which represents a decrease of $19,000 or 0.6%. Total noninterest income for the third quarter of 2009 and 2008 was $878,000 and $(1,035,000), respectively, which represents an increase of $1,913,000 or 184.8%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

During the third quarter of 2009, the Company had $1,959,000 in sales of securities resulting in a net loss of $418,000. There were no sales of securities which resulted in a gain or loss during the first nine months of 2008. As a result of the Federal Housing Finance Agency’s (“FHFA”) conservatorship of Fannie Mae and Freddie Mac, during the third quarter of 2008, the Company recorded an impairment charge of $2.5 million.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, decreased $56,000 or 8.0% from $700,000 for the first nine months of 2008 to $644,000 for the first nine months of 2009. Income from fiduciary activities decreased $7,000 or 3.4% from $207,000 for the third quarter of 2008 to $200,000 for the third quarter of 2009. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $235,000 or 13.3% from $1,766,000 to $1,531,000 for the first nine months of 2008 and 2009, respectively. Service charges on deposit accounts decreased $92,000 or 14.6% from $629,000 to $537,000 for the third quarter of 2008 and 2009, respectively. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Although management expects continued growth in the number of deposit accounts, the recent media attention directed towards overdraft fees and the possibility of regulation regarding them could result in a decrease in the amount of service charges on deposit accounts in future periods.

Other service charges and fees decreased $478,000 or 22.9% from $2,092,000 for the first nine months of 2008 to $1,614,000 for the first nine months of 2009. Other service charges and fees decreased $30,000 or 4.5% from $664,000 for the third quarter of 2008 to $634,000 for the third quarter of 2009. The amount of other services charges and fees is comprised primarily of commission from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $370,000 and $654,000 for 2009 and 2008. The amount of fees generated from the Bank’s ATM/debit card programs decreased $154,000 or 21.5% from $716,000 to $562,000 for the first nine months of 2008 and 2009, respectively.

The gain on the sale of loans in 2008 in the amount of $376,000 was generated from the sale of the credit card portfolio.

The gain on the sale of bank premises and equipment in 2008 in the amount of $742,000 was generated from the former Old Post Office branch building in downtown Winchester.

Other operating income decreased $201,000 or 84.5% from $238,000 to $37,000 for the first nine months of 2008 and 2009, respectively. Other operating income decreased $27,000 from $23,000 to $(4,000) for the third quarter of 2008 and 2009, respectively.

Noninterest Expenses

Total noninterest expenses increased $47,000 or 0.4% from $12,069,000 to $12,116,000 for the first nine months of 2008 and 2009, respectively. Total noninterest expenses increased $60,000 or 1.5% from $4,121,000 to $4,181,000 for the third quarter of 2008 and 2009, respectively. In the face of the increase in FDIC insurance premiums of $450,000 when comparing the nine months ended September 30, 2009 to the same period in 2008, the Company has diligently managed its other operating costs. The efficiency ratio of the Company was 61.70% for the nine months ended September 30, 2009 and 61.79% for the nine months ended September 30, 2008. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $3,000 or 0.1% from $6,947,000 for the first nine months of 2008 to $6,950,000 for the first nine months of 2009. Salaries and benefits increased $164,000 or 7.0% from $2,329,000 for the third quarter of 2008 to $2,493,000 for the third quarter of 2009. Occupancy expenses increased $34,000 or 3.8% from $901,000 to $935,000 for the first nine months of 2008 and 2009, respectively. Occupancy expenses during the third quarter of 2008 and 2009 were $256,000 and $291,000, respectively. Equipment expenses decreased $6,000 or 1.2% from $519,000 to $513,000 for the first nine months of 2008 and 2009, respectively. Equipment expenses increased $3,000 or 1.7% from $173,000 to $176,000 for the third quarter of 2008 and 2009, respectively.

Advertising and marketing expenses increased $33,000 or 11.3% from $291,000 to $324,000 for the first nine months of 2008 and 2009, respectively. Advertising and marketing expenses decreased $29,000 or 25.7% from $113,000 to $142,000 for the third quarter of 2008 and 2009, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Other operating expenses increased $267,000 or 9.5% from $2,826,000 to $3,093,000 for the first nine months of 2008 and 2009, respectively. Other operating expenses decreased $66,000 or 6.2% from $1,073,000 to $1,007,000 for the third quarter of 2008 and 2009, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense decreased $143,000 or 39.4% during the third quarter of 2009 as compared to the third quarter of 2008. During the first nine months of 2009, the income tax expense decreased $1,123,000 or 58.1% versus the first nine months of 2008. The decrease in income tax expense can be attributed to decreased taxable earnings at the federal statutory income tax rate of 34%. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

The following table provides the effective income tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Effective income tax rate	21.8%	-34.0%	23.4%	45.3%

FINANCIAL CONDITION

Securities

Total securities were $97,882,000 at September 30, 2009 as compared to $98,919,000 at December 31, 2008. This represents a decrease of $1,037,000 or 1.1%. The Company purchased $21,743,000 in securities during the first nine months of 2009. The company sold $1,959,000 in securities during the first nine months of 2009. The Company had total maturities and principal repayments of $23,460,000 during the first nine months of 2009. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2009. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2009 and December 31, 2008. The Company had an unrealized gains on available for sale securities of $2,291,000 at September 30, 2009 as compared to an unrealized loss of $747,000 at December 31, 2008. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $392,314,000 and $390,086,000 at September 30, 2009 and December 31, 2008, respectively. This represents an increase of $2,228,000 or 0.6% for the first nine months of 2009. The ratio of loans to deposits increased during the third quarter of 2009 from 100.9% at December 31, 2008 to 104.4% at September 30, 2009. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2009 and December 31, 2008.

Loans secured by real estate were $344,197,000 or 87.7% and $342,891,000 or 87.9% of total loans at September 30, 2009 and December 31, 2008, respectively. This represents an increase of $1,306,000 or 0.4% during the first nine months of 2009. Consumer installment loans were $16,601,000 or 4.2% and $18,835,000 or 4.8% of total loans at September 30, 2009 and December 31, 2008, respectively. This represents a decrease of $2,234,000 or 11.9% during the first nine months of 2009. Commercial and industrial loans were $26,109,000 or 6.7% and $23,629,000 or 6.1% of total loans at September 30, 2009 and December 31, 2008, respectively. This represents an increase of $2,480,000 or 10.5% for the first nine months of 2009.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended September 30, 2009 and 2008 and the year ended December 31, 2008. Charged-off loans were $2,746,000 and $556,000 for the nine months ended September 30, 2009 and 2008, respectively. Recoveries were $221,000 and $66,000 for the nine months ended September 30, 2009 and 2008, respectively. This resulted in net charge-offs of $2,525,000 and $490,000 for the nine months ended September 30, 2009 and 2008, respectively. The allowance for loan losses as a percentage of loans was 1.20% at September 30, 2009 and 1.16% at December 31, 2008. The allowance for loan losses was 79.2% of nonperforming assets at September 30, 2009 and 91.2% of nonperforming assets at December 31, 2008. The current level of the allowance for loan losses reflects reserves related to impaired loans, net charge-off activity, loan growth, delinquency trends and other credit and economic risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Risk Elements and Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Nonaccrual loans were $1,067,000 and $3,385,000 at September 30, 2009 and December 31, 2008, respectively. Other real estate owned was $2,811,000 and $734,000 at September 30, 2009 or December 31, 2008, respectively. The percentage of nonperforming assets to loans and other real estate owned was 0.90% at September 30, 2009 as compared to 1.05% at December 31, 2008. Total loans past due 90 days or more and still accruing interest were $284,000 or 0.07% and $509,000 or 0.1% of total loans at September 30, 2009 and December 31, 2008, respectively. During the later part of 2008, the Company developed a problem loan committee to monitor past due loans, identify potential problem credits, and develop action plans to work through these loans as promptly as possible.

The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual. Any loan over 90 days past due without being in the process of collection or where the collection of its principal or interest is doubtful would be placed on nonaccrual status. When a loan is placed on nonaccrual status, accrued interest is reversed from income and future accruals are discontinued with interest income being recognized on a cash basis. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Management evaluates borrowers on an ongoing basis to identify those loans on which a loss may be realized. The methods for identifying these loans and establishing estimated losses for these loans are discussed in the Critical Accounting Policies section above. Once management determines that a loan requires a specific allowance, it becomes a potential impaired loan. The amount of impaired loans was $5,286,000 and $3,990,000 at September 30, 2009 and December 31, 2008, respectively. This represents an increase of $1,296,000 or 32.5% during the first nine months of 2009. At September 30, 2009, these loans were primarily well-secured and in the process of collection, and the allowance for loan losses include $1,861,000 in specific reserves for these loans.

Deposits

Total deposits were $375,598,000 and $386,527,000 at September 30, 2009 and December 31, 2008, respectively. This represents a decrease of $10,929,000 or 2.8% during the first nine months of 2009. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2009 and December 31, 2008.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $5,765,000 or 7.1% from $81,340,000 at December 31, 2008 to $87,105,000 at September 30, 2009. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, increased $5,306,000 or 3.4% from $154,622,000 at December 31, 2008 to $159,927,000 at September 30, 2009. Time deposits decreased $22,000,000 or 14.6% from $150,565,000 at December 31, 2008 to $128,565,000 at September 30, 2009. This is comprised of a decrease in time deposits of $100,000 and more of $5,862,000 or 9.9% and a decrease in time deposits of less than $100,000 of $16,138,000 or 17.6%. Certificates of deposit of less than $100,000 also included $25,531,000 in brokered certificates of deposit at December 31, 2008. Certificates of deposit of less than $100,000 included $1,374,000 issued through the CDARS network. Certificates of deposit greater than $100,000 included $6,417,000 issued through the CDARS network.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $300,259,000 or 79.9% and $301,908,000 or 78.1% of total deposits at September 30, 2009 and December 31, 2008, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2009 was $50,665,000, reflecting a percentage of total assets of 9.7%, as compared to $46,829,000 and 8.87% at December 31, 2008. Shareholders’ equity per share increased $1.01 or 6.8% to $15.80 per share at September 30, 2009 from $14.79 per share at December 31, 2008. During the first three quarters of 2009 and 2008, the Company paid a dividend of $0.51 and $0.50, respectively. Total dividends paid during 2008 were $0.67 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 14.69% at September 30, 2009 as compared to 14.07% at December 31, 2008. The Company’s total risk-based capital ratio was 15.94% at September 30, 2009 as compared to 15.23% at December 31, 2008. The Company’s Tier 1 capital to average total assets ratio was 11.00% at September 30, 2009 as compared to 10.65% at December 31, 2008. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2009, liquid assets totaled $205,199,000 as compared to $208,888,000 at December 31, 2008. These amounts represent 43.6% and 43.4% of total liabilities at September 30, 2009 and December 31, 2008, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2008 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of November, 2009.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/s/ KATHLEEN J. CHAPPELL
Kathleen S. Chappell Vice President, Chief Financial Officer