Form 10-K
period 2009-12-31
EAGLE FINANCIAL SERVICES INC
filed 2010-03-17
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2009 was $40,212,477.

The number of shares of the registrant’s Common Stock outstanding at March 1, 2010 was 3,231,634.

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

The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial loans. The Bank offers branded credit cards through the larger financial institution that purchased the portfolio during 2008. The Bank also has a merchant services program which allows its commercial customers to accept credit card payments. The Bank has fourteen ATM locations in its trade area and issues both ATM cards and Debit cards to deposit customers. These cards can be used to withdraw cash at most ATM’s through the Bank’s membership in both regional and national networks. These cards can also be used to make purchases at retailers who accept transactions through the same regional and national networks. The Bank offers both telephone banking and internet banking to its customers. Both of these services can be used by consumer and commercial customers to research account information and transfer funds between accounts. Internet banking also offers online bill payment to consumer and commercial customers. The Bank offers other commercial deposit account services such as ACH origination and remote deposit capture.

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

Employees

The Company, including the Bank, had 45 officers, 113 other full-time and 23 part-time employees (or 163 full-time equivalent employees) at December 31, 2009. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

Securities and Exchange Commission Filings

The Company maintains an internet website at www.bankofclarke.com. Shareholders of the Company and the public may access, free of charge, the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission, through the “Investor Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2009 as reported to the FDIC, the Company has 18.0% of the total deposits in its market area, which is the second largest share behind BB&T.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2009, the Bank declared $2,172,000 in dividends payable to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, for calendar 2008, assessments ranged from five to 43 basis points of each institution’s deposit assessment base. Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment that were effective April 1, 2009, and effectively made the range seven to 77 1/2 basis points. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

FDIRA also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was $152,700 all of which was applied to offset assessments in 2007. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35 percent of estimated insured deposits.

The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation originally provided that the basic deposit insurance limit would return to $100,000 after December 31, 2009. However, Congress extended the temporary increase in the standard insurance coverage limit to $250,000 until December 31, 2013. The legislation did not change coverage for retirement accounts, which continues to be $250,000.

In November 2008, the FDIC adopted a final rule implementing the Temporary Liquidity Guarantee Program (TLGP) because of disruptions in the credit market, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the DIF to achieve its goals. The TLGP consists of two components: a temporary guarantee of certain newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). The Company is participating in both of these programs and will be required to pay assessments associated with the TLGP as follows:

•

Under the Debt Guarantee Program, all newly-issued senior unsecured debt (as defined in the regulation) will be charged an annualized assessment of up to 100 basis points (depending on debt term) on the amount of debt issued, and calculated through the earlier of the maturity date of that debt or December 31, 2012 (extended by subsequent amendment from June 30, 2012). The Company has thus far issued no such senior unsecured debt and has incurred no assessments under the Debt Guarantee Program.

•

Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009. This program has been extended until June 30, 2010 and participating institutions will be assessed an annualized 15 basis points for coverage in 2010. The Company has customer accounts that qualify for this coverage and has opted to continue its participation until June 30, 2010. The Company has been incurring assessment charges since the first quarter of 2009.

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The assessment was part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system. The Company was assessed $233,000, all of which was expensed in 2009.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year. While the FDIC plan would maintain current assessment rates through 2010, effective January 1, 2011, the rates would increase by three basis points across the board. On December 30, 2009, the Company prepaid $2.3 million of FDIC assessments.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because the Company’s common stock is registered with the SEC, it is currently subject to this Act. As an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, the Company was subject to section 404 of the Sarbanes-Oxley Act, which requires an evaluation of the Company’s internal control over financial reporting, for the year ended December 31, 2009.

Future Regulatory Uncertainty. In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (iii) to further limit the ability of banks to engage in transactions with affiliates; and (iv) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the Treasury and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form future legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Incentive Compensation. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. Banking organizations are instructed to review their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Bank’s ability to hire, retain and motivate its key employees.

Item 1A.	Risk Factors

The Company is subject to many risks that could adversely affect its future financial condition and performance and, therefore, the market value of its securities. The risk factors applicable to the Company include, but are not limited to the following:

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market, falling home prices and increasing foreclosures, and unemployment and underemployment have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

At December 31, 2009, loans secured by real estate totaled $358,374,000 and represented 88.7% of the Company’s loan portfolio. A major change in the local real estate market or in the local or national economy could adversely affect borrowers’ ability to pay these loans, which could negatively affect the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. The local real estate market remained weak during 2009; however, the Company is comfortable with its exposure to fluctuations in real estate values.

An inadequate allowance for loan losses would reduce our earnings.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We maintain an allowance for loan losses based upon many factors, including the following:

•	actual loan loss history;

•	volume, growth, and composition of the loan portfolio;

•	the amount of non-performing loans and the value of their related collateral;

•	the effect of changes in the local real estate market on collateral values;

•	the effect of current economic conditions on a borrower’s ability to pay; and

•	other factors deemed relevant by management.

These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events; therefore, realized losses may differ from current estimates. Changes in economic, operating, and other conditions, including changes in interest rates, which are generally beyond our control, could increase actual loan losses significantly. As a result, actual losses could exceed our current allowance estimate. We cannot provide assurance that our allowance for loan losses is sufficient to cover actual loan losses should such losses differ significantly from the current estimates.

In addition, there can be no assurance that our methodology for assessing our asset quality will succeed in properly identifying impaired loans or calculating an appropriate loan loss allowance. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. If our assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

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

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Certain reform proposals under consideration could result in our becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

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

Corporate Headquarters:

2 East Main Street Berryville, Virginia 22611 County of Clarke	The main office, owned by the Bank, is a two-story building of brick construction. It houses a full-service branch location, including lending services. In addition, it houses the Bank’s Operations, Information Technology, Finance, Human Resources, and Marketing Departments. This location has an ATM, but no drive-up banking.

Banking Locations:

108 West Main Street Boyce, Virginia 22620	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking, but no ATM.

202 North Loudoun Street Winchester, Virginia 22601	This location, owned by the Bank, is a three-story brick building. The first floor houses the branch services, including drive-up banking and a drive-up ATM. The Bank’s loan department is located on the second floor, which includes loan officers, loan operations and collections. Eagle Investment Group is located on the third floor along with a few businesses who lease office space that the Bank does not currently need. The basement of this location has been renovated to serve as a training facility for the Bank.

400 McNeil Drive Berryville, Virginia 22611	This location, owned by the Bank, offers drive-up banking only. It also has a drive-up ATM.

1508 Senseny Road Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1460 North Frederick Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

3360 Valley Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1879 Berryville Pike Winchester, Virginia 22602	The Bank leases the land on which this branch was constructed. This location has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

382 Fairfax Pike Stephens City, Virginia 22655	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

625 East Jubal Early Drive Winchester, Virginia 22601	The Bank leases this location. It has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM. This branch will close in June 2010 and be replaced with the new branch being built on Pleasant Valley.

190 Campus Boulevard, Suite 120 Winchester, Virginia 22601	The Bank leases this branch office, which is located within a regional medical center. This location has a full-service lobby, including lending services and a walk-up ATM. This location does not have drive-up banking.

110 Crock Wells Mill Drive Winchester, Virginia 22603	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a walk-up ATM.

Other Properties:

2555 Pleasant Valley Road Winchester, Virginia 22601	This location, owned by the Bank, is currently under construction. The branch will have a full-service lobby, including lending services. It will also have drive-up banking and a drive-up ATM. This branch is set to open in June 2010 and will replace the current branch located on Jubal Early Drive.

18 North Church Street Berryville, Virginia	This building is currently leased as office space. The Bank intends to hold this property for future growth.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is not listed for trading on a registered exchange. Shares of the common stock of the Company are traded on the over-the-counter (OTC) market and quoted on the OTC Bulletin Board under the symbol “EFSI.” The OTC Bulletin Board provides information about the common stock to professional market makers who match sellers with buyers. Securities brokers can obtain information from the OTC Bulletin Board when working with clients. When a client decides to initiate a transaction, the broker will contact one of the stock’s market makers.

The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2009 and 2008. The Company may not be aware of the per share price of all trades made.

	2009		2008		Dividends Per Share
	High	Low	High	Low	2009	2008
1st Quarter	$20.25	$11.00	$22.99	$21.75	$0.17	$0.16
2nd Quarter	17.60	14.60	22.95	19.95	0.17	0.17
3rd Quarter	16.25	15.00	21.95	17.00	0.17	0.17
4th Quarter	16.00	15.10	22.50	14.75	0.17	0.17

As of March 1, 2010, the Company had approximately 1,216 shareholders of record.

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

The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2004 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 16, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

Index	2004	2005	2006	2007	2008	2009
Eagle Financial Services, Inc.	$100	$129	$139	$108	$79	$81
NASDAQ Bank Index	100	106	118	92	70	57
NASDAQ Composite Index	100	110	121	132	79	113

Item 6.	Selected Financial Data

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share amounts)

Income Statement Data:
Interest and dividend income	$27,453	$29,439	$31,162	$29,209	$23,804
Interest expense	6,793	10,512	13,892	11,705	6,883

Net interest income	$20,660	$18,927	$17,270	$17,504	$16,921
Provision for loan losses	4,350	2,310	550	300	620

Net interest income after provision for loan losses	$16,310	$16,617	$16,720	$17,204	$16,301
Noninterest income	4,626	4,609	6,192	5,447	5,166

Net revenue	$20,936	$21,226	$22,912	$22,651	$21,467
Noninterest expenses	16,480	15,814	15,551	14,301	13,445

Income before income taxes	$4,456	$5,412	$7,361	$8,350	$8,022
Applicable income taxes	1,015	1,357	2,100	2,492	2,410

Net Income	$3,441	$4,055	$5,261	$5,858	$5,612

Performance Ratios:
Return on average assets	0.65%	0.79%	1.04%	1.20%	1.28%
Return on average equity	7.06%	8.81%	12.25%	15.27%	16.57%
Shareholders’ equity to assets	9.65%	8.87%	8.90%	7.98%	7.71%
Dividend payout ratio	63.02%	52.01%	37.87%	31.56%	27.09%

Per Share Data (1):
Net income, basic	$1.09	$1.29	$1.70	$1.91	$1.84
Net income, diluted	1.08	1.29	1.69	1.90	1.84
Cash dividends declared	0.68	0.67	0.64	0.60	0.50
Book value	16.05	14.79	14.57	13.23	11.77
Market price	15.75	16.10	22.75	30.00	28.25
Average shares outstanding, basic	3,177,244	3,136,535	3,101,276	3,071,930	3,042,204
Average shares outstanding, diluted	3,184,534	3,143,907	3,113,792	3,087,053	3,044,976

Balance Sheet Data:
Total securities	$101,210	$98,919	$84,237	$91,624	$82,693
Total loans	404,066	390,086	389,661	386,046	355,779
Total assets	535,385	528,142	507,551	512,996	466,971
Total deposits	398,107	386,527	379,585	397,450	373,148
Shareholders’ equity	51,643	46,829	45,178	40,937	35,995

(1)	Per share amounts have been adjusted to reflect a two-for-one stock split of the Company’s common stock on March 15, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2009, the Company had total assets of $535,385,000, net loans of $398,096,000, total deposits of $398,107,000 and shareholders’ equity of $51,643,000. The Company’s net income was $3,441,000 for the year ended December 31, 2009.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated and that the losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2009 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for 2009 was $3,441,000, a decrease of $614,000 or 15.1% over 2008’s net income of $4,055,000. Net income for 2008 decreased $1,206,000 or 22.9% from 2007’s net income of $5,261,000. Diluted earnings per share were $1.08, $1.29, and $1.69 for 2009, 2008, and 2007, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 0.65%, 0.79%, and 1.04% for 2009, 2008, and 2007, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 7.06%, 8.81%, and 12.25% for 2009, 2008, and 2007, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $20,660,000 for 2009, $18,927,000 for 2008, and $17,270,000 for 2007, which represents an increase of $1,733,000 or 9.2% and $1,657,000 or 9.6% for 2009 and 2008, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $27,453,000 for 2009, $29,439,000 for 2008, and $31,162,000 for 2007, which represents a decrease of $1,986,000 or 6.8% and $1,723,000 or 5.5% for 2009 and 2008, respectively. Total interest expense was $6,793,000 for 2009, $10,512,000 for 2008, and $13,892,000 for 2007, which represents a decrease of $3,719,000 or 35.4% and $3,380,000 or 24.3% in 2009 and 2008, respectively.

The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2009, 2008, and 2007.

The net interest margin was 4.31% for 2009, 4.02% for 2008, and 3.77% for 2007. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2009, 2008, and 2007. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2009, 2008 and 2007.

The tax-equivalent yield on earning assets decreased 50 points from 2008 to 2009 and 51 points from 2007 to 2008. The tax-equivalent yield on securities decreased 36 points from 2008 to 2009 and increased 42 basis points from 2007 to 2008. The tax-equivalent yield on loans decreased 48 basis points from 2008 to 2009 and 70 basis points from 2007 to 2008.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	2009			2008			2007
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$66,132	$3,245	4.91%	$65,099	$3,457	5.31%	$56,856	$2,628	4.62%
Tax-Exempt (1)	33,670	1,809	5.37%	30,566	1,731	5.66%	30,978	1,765	5.70%

Total Securities	$99,802	$5,054	5.06%	$95,665	$5,188	5.42%	$87,834	$4,393	5.00%
Loans: (2)
Taxable	385,423	22,728	5.90%	385,214	24,575	6.38%	382,448	27,096	7.08%
Tax-Exempt (1)	5,974	413	6.91%	4,651	325	6.99%	3,066	224	7.31%

Total Loans	$391,397	$23,141	5.91%	$389,865	$24,900	6.39%	$385,514	$27,320	7.09%
Federal funds sold	4,937	10	0.20%	2,195	45	2.05%	2,243	118	5.26%
Interest-bearing deposits in other banks	221	3	1.36%	198	5	2.53%	330	7	2.12%

Total earning assets	$496,357	$28,208	5.68%	$487,923	$30,138	6.18%	$475,921	$31,838	6.69%

Allowance for loan losses	(4,673)			(3,466)			(3,283)
Total non-earning assets	34,473			31,714			32,171

Total assets	$526,157			$516,171			$504,809

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$60,338	$306	0.51%	$60,774	$680	1.12%	$73,337	$1,808	2.47%
Money market accounts	60,001	543	0.90%	52,464	975	1.86%	42,484	1,063	2.50%
Savings accounts	36,160	108	0.30%	33,748	214	0.63%	34,539	304	0.88%
Time deposits:
$100,000 and more	51,455	1,941	3.77%	68,732	2,451	3.57%	74,417	3,679	4.94%
Less than $100,000	94,523	1,142	1.21%	74,445	2,658	3.57%	83,603	3,828	4.58%

Total interest-bearing deposits	$302,477	$4,040	1.34%	$290,163	$6,978	2.40%	$308,380	$10,682	3.46%
Federal funds purchased and securities sold under agreements to repurchase	15,736	392	2.49%	17,119	482	2.82%	6,876	237	3.45%
Federal Home Loan Bank advances	63,709	2,042	3.21%	71,762	2,706	3.77%	55,134	2,404	4.36%
Trust preferred capital notes	7,217	319	4.42%	7,217	346	4.79%	7,217	569	7.88%

Total interest-bearing liabilities	$389,139	$6,793	1.75%	$386,261	$10,512	2.72%	$377,607	$13,892	3.68%

Noninterest-bearing liabilities:
Demand deposits	84,876			81,033			81,848
Other Liabilities	3,423			2,823			2,392

Total liabilities	$477,438			$470,117			$461,847
Shareholders’ equity	48,719			46,054			42,962

Total liabilities and shareholders’ equity	$526,157			$516,171			$504,809

Net interest income		$21,415			$19,626			$17,946

Net interest spread			3.93%			3.46%			3.01%
Interest expense as a percent of average earning assets			1.37%			2.15%			2.92%
Net interest margin			4.31%			4.02%			3.77%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in the average loan balance.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	December 31,
	2009	2008	2007
GAAP Financial Measurements:
Interest Income - Loans	$23,001	$24,790	$27,244
Interest Income - Securities and Other Interest-Earnings Assets	4,452	4,649	3,918
Interest Expense - Deposits	4,040	6,978	10,682
Interest Expense - Other Borrowings	2,753	3,534	3,210

Total Net Interest Income	$20,660	$18,927	$17,270

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$140	$111	$76
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	615	588	600

Total Tax Benefit on Tax-Exempt Interest Income	$755	$699	$676

Tax-Equivalent Net Interest Income	$21,415	$19,626	$17,946

The average rate on interest-bearing liabilities decreased 97 points from 2008 to 2009 and 96 points from 2007 to 2008. These changes were caused primarily by deposit pricing and product mix. The average rate on total interest-bearing deposits decreased 106 basis points from 2008 to 2009 and 106 basis points from 2007 to 2008. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $9,513,000 or 6.5% from 2008 to 2009 and decreased $3,374,000 or 2.2% from $150,360,000 during 2007 to $146,986,000 during 2008. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The Company also borrows funds for a longer term through wholesale repurchase agreements, which require marketable securities as collateral. The average rate on these borrowings decreased 33 points from 2008 to 2009 and 63 basis points from 2007 to 2008. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which remained at 0.25% during 2009. The rate on retail repurchase agreements is variable and changes monthly. Finally, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances decreased 56 basis points from 2008 to 2009 and 59 basis points from 2007 to 2008. The average balance on FHLB advances decreased $8,053,000 in 2009.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Tax-equivalent net interest income increased $1,789,000 during 2009. The increase in tax-equivalent net interest income during 2009 is comprised of a decrease due to volume of $51,000 and an increase due to rate of $1,840,000. The change in tax-equivalent net interest income during 2009 was primarily affected by low rates on deposits, Federal Home Loan Bank advances, trust-preferred capital notes and taxable loans.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2009 vs 2008 Increase (Decrease) Due to Changes in:				2008 vs 2007 Increase (Decrease) Due to Changes in:
	Volume		Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$57		$(269)	$(212)	$408	$421	$829
Tax-exempt	157		(79)	78	(22)	(12)	(34)
Loans:
Taxable	13		(1,860)	(1,847)	200	(1,721)	(1,521)
Tax-exempt	92		(4)	88	110	(9)	101
Federal funds sold	(126)		91	(35)	(2)	(71)	(73)
Interest-bearing deposits in other banks	1		(3)	(2)	(4)	2	(2)

Total earning assets	$194		$(2,124)	$(1,930)	$690	$(1,390)	$(700)

Interest-Bearing Liabilities:
NOW accounts	$(5	) #	$(369)	$(374)	$(269)	$(859)	$(1,128)
Money market accounts	167		(599)	(432)	991	(1,080)	(89)
Savings accounts	17		(123)	(106)	(7)	(83)	(90)
Time deposits:
$100,000 and more	(656)		146	(510)	(265)	(963)	(1,228)
Less than $100,000	1,045		(2,561)	(1,516)	(388)	(782)	(1,170)

Total interest-bearing deposits	$568		$(3,506)	$(2,938)	$62	$(3,767)	$(3,705)

Federal funds purchased and securities sold under agreements to repurchase	$(37)		$(53)	$(90)	$279	$(34)	$245
Federal Home Loan Bank advances	(286)		(378)	(664)	548	(246)	302
Trust preferred capital notes	—		(27)	(27)	—	(223)	(223)

Total interest-bearing liabilities	$245		$(3,964)	$(3,719)	$889	$(4,270)	$(3,381)

Change in net interest income	$(51)		$1,840	$1,789	$(199)	$2,880	$2,681

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $4,350,000 for 2009, $2,310,000 for 2008, and $550,000 for 2007. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income

Total noninterest income was $4,626,000, $4,609,000, and $6,192,000, during 2009, 2008, and 2007, respectively. This represents an increase of $17,000 or 0.4% for 2009 and a decrease of $1,583,000 or 25.6% for 2008. The decrease from 2007 to 2008 can be primarily attributed to the $2,488,000 loss on securities, which reflects the impairment charge that is discussed in Note 2 to the Consolidated Financial Statements. Total noninterest income in 2008 also includes a $376,000 gain on the sale of loans and a $742,000 gain on the sale of bank premises and equipment. The gain on the sale of loans was generated from the credit card portfolio and the gain on the sale of bank premises and equipment was generated from the former Old Post Office branch building in downtown Winchester. Excluding the loss on securities, gain on the sale of loans, and gain on the sale of bank premises and equipment, total noninterest income was $5,979,000 for 2008. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

In 2009, the Company sold $1,959,000 in available for sale securities for a net loss of $412,000. A gain of $7,000 was recognized in calls of securities. There were no sales or calls of securities which resulted in a gain or loss during 2008 and 2007.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, was $818,000, $911,000, and $967,000 during 2009, 2008, and 2007, respectively. This represents a decrease of $93,000 or 10.2% during 2009 and $56,000 or 5.8% during 2008. In 2009, the decrease in fiduciary income was based on the lower market value of assets under management and not the result of a decline in the number of accounts.

Service charges on deposit accounts were $2,053,000, $2,333,000, and $2,257,000 during 2009, 2008, and 2007, respectively. This represents a decrease of $280,000 or 12.0% for 2009 and an increase of $76,000 or 3.4% for 2008. The amount of service charges on deposit accounts is derived from the volume of demand and savings accounts generated through the Bank’s branch network and the Bank continues to see an increase in these account types. Although management expects continued growth in the number of deposit accounts, the recent media attention directed towards overdraft fees and the possibility of regulation regarding them could result in a decrease in the amount of service charges on deposit accounts in future periods.

Other service charges and fees were $2,148,000 $2,565,000, and $2,734,000, during 2009, 2008, and 2007, respectively. This represents a decrease of $417,000 or 16.3% for 2009 and $169,000 or 6.2% for 2008. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, and fees generated from the Bank’s ATM/debit card programs. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $549,000, $810,000, and $923,000, during 2009, 2008, and 2007, respectively. This represents a decrease of $261,000 or 32.2% during 2009 and $113,000 or 12.2% during 2008. Fees received from the Bank’s credit card program were $472,000 $522,000, and $513,000 during 2009, 2008, and 2007, respectively. This represents a decrease of $50,000 or 9.6% during 2009 and an increase of $9,000 or 1.8% during 2008. Fees generated from the Bank’s ATM/debit card programs were $719,000, $844,000, and $838,000 during 2009, 2008, and 2007, respectively. This represents a decrease of $125,000 during 2009 and an increase of $6,000 or 0.7% during 2008.

Other operating income was $52,000, $212,000, and $234,000 for 2009, 2008, and 2007, respectively. This represents a decrease of $160,000 or 75.5% during 2009 and $22,000 or 9.4% during 2008.

Noninterest Expenses

Total noninterest expenses were $16,480,000, $15,814,000, and $15,551,000 during 2009, 2008, and 2007, respectively. This represents an increase of $666,000 or 4.2% during 2009 and $263,000 or 1.7% during 2008. The efficiency ratio of the Company was 62.28%, 59.39%, and 64.43% for 2009, 2008, and 2007, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding certain non-recurring gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and employee benefits were $9,262,000, $9,069,000, and $8,960,000 during 2009, 2008, and 2007, respectively. This represents an increase of $193,000 or 2.1% for 2009 and $109,000 or 1.2% for 2008. Occupancy expenses were $1,069,000, $1,189,000, and $1,143,000 during 2009, 2008, and 2007, respectively. This represents a decrease of $120,000 or 10.1% and an increase of $46,000 or 4.0% during 2008. Equipment expenses were $665,000, $700,000, and $772,000 during 2009, 2008, and 2007, respectively. This represents a decrease of $35,000 or 5.0% during 2009 and $72,000 or 9.3% during 2008.

Advertising and marketing expenses were $409,000, $406,000, and $419,000 during 2009, 2008, and 2007, respectively. This represents an increase of $3,000 or 0.7% during 2009 and a decrease of $13,000 or 3.1% during 2008. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

Other operating expenses were $3,493,000, $3,547,000, and $3,440,000 during 2009, 2008, and 2007. Other operating expenses decreased $54,000 or 1.5% during 2009 and increased $107,000 or 3.1% during 2008. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $1,015,000, $1,357,000, and $2,100,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The change in income tax expense can be attributed to changes in taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 22.78%, 25.07%, and 28.53% for 2009, 2008, and 2007, respectively. Note 8 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2009, 2008, and 2007.

FINANCIAL CONDITION

Assets, Liabilities and Shareholders Equity

The Company’s total assets were $535,385,000 at December 31, 2009, up $7,243,000 or 1.4% from $528,142,000 at December 31, 2008. Securities increased $2, 291,000 or 2.3% from 2008 to 2009. Loans, net of allowance for loan losses, increased by $12,531,000 million or 3.3% from 2008 to 2009. Total liabilities were $483,742,000 at December 31, 2009, compared to $481,313,000 at December 31, 2008. Total shareholders’ equity at year end 2009 and 2008 was $51,643,000 and $46,829,000, respectively.

Securities

Total securities at December 31, 2009 were $101,210,000 as compared to $98,919,000 at of December 31, 2008, which represents an increase of $2,291,000 or 2.3% during 2009. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2009, 2008 and 2007. The Company purchased $29,426,000 in securities during 2009. This amount includes $19,581,000 or 66.6% in obligations of U.S. government corporations and agencies, $2,087,000 or 7.1% in mortgage-backed securities, $7,633,000 or 25.9% in obligations of states and political subdivisions, and $124,000 or 0.4% in restricted securities. The Company had $27,704,000 in maturities and principal repayments on securities during 2009. This amount includes $18,500,000 or 66.8% in obligations of U.S. government corporations and agencies, $6,344,000 or 22.9% in mortgage-backed securities, $2,436,000 or 8.8% in obligations of states and political subdivisions, $174,000 or 0.6% in restricted securities, and $250,000 or 0.9% in corporate securities. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2009. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2009 and 2008.

Securities Portfolio

(dollars in thousands)

	December 31,
	2009	2008	2007
Securities available for sale:
Obligations of U.S. government corporations and agencies	$27,045	$26,286	$27,964
Mortgage-backed securities	15,620	20,502	16,112
Obligations of states and political subdivisions	37,057	31,545	2,811
Corporate securities	14,944	13,950	3,820
Equity securities	2,145	2,187	—
Restricted securities	4,399	4,449	4,010

	$101,210	$98,919	$54,717

Securities held to maturity:
Obligations of U.S. government corporations and agencies	$—	$—	$—
Mortgage-backed securities	—	—	282
Obligations of states and political subdivisions	—	—	29,238

	$—	$—	$29,520

The Company had $101,210,000 and $98,919,000 in securities classified as available for sale at December 31, 2009 and 2008, respectively, which represents an increase of $2,291,000 or 2.3% during 2009. The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $2,167,000 at December 31, 2009 and a net unrealized loss of $747,000 on available for sale securities at December 31, 2008. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

The Company transferred all of the held to maturity securities to available for sale during 2008. The Company had $29,520,000 classified as held to maturity at December 31, 2007.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2009. The table indicates that $41,555,000 or 41.1% of the portfolio will mature within five years. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2009
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$1,584	2.87%	$17,253	2.93%	$5,174	5.01%	$3,034	4.69%	$27,045	3.52%
Mortgage-backed securities	—		2,596	4.21%	7,533	4.48%	5,491	5.24%	15,620	4.70%
Corporate securities	—	—	6,461	6.38%	5,439	6.19%	—	—	11,900	6.29%
Obligations of states and political subdivisions, taxable	—	—	—	—	—	—	1,860	6.25%	1,860	6.25%
Equity securities	—		—		—		5,189	5.41%	5,189	5.41%
Other taxable securities	—	—	—	—	—	—	4,399	5.60%	4,399	5.60%

Total taxable	$1,584		$26,310		$18,146		$19,973		$66,013

Obligations of states and political subdivisions, tax-exempt (1)	756	5.89%	12,905	5.53%	15,472	5.76%	6,064	4.93%	35,197	5.53%

Total	$2,340		$39,215		$33,618		$26,037		$101,210

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $404,066,000 and $390,086,000 at December 31, 2009 and 2008, respectively. This represents an increase of $13,980,000 or 3.6% for 2009. The ratio of loans to deposits increased during the year from 100.9% to 101.5% at December 31, 2008 and 2009, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio

(dollars in thousands)

	December 31,
	2009	2008	2007	2006	2005
Loans secured by real estate:
Construction and land development	$34,531	$36,990	$33,268	$46,477	$42,835
Secured by farmland	5,636	5,305	7,468	6,859	4,322
Secured by 1-4 family residential properties	205,579	189,874	182,343	173,839	160,963
Other real estate loans	112,628	110,722	111,565	101,525	88,897
Loans to farmers	1,284	1,065	1,039	1,406	990
Commercial and industrial loans	24,268	23,629	27,027	26,938	25,237
Consumer installment loans	16,115	18,835	25,368	28,382	32,220
All other loans	4,025	3,666	1,583	620	315

Total loans	$404,066	$390,086	$389,661	$386,046	$355,779

Loans secured by real estate were $358,374,000 or 88.7% and $342,891,000 or 87.9% of total loans at December 31, 2009 and 2008, respectively. This represents an increase of $15,483,000 or 4.5% for 2009. Consumer installment loans were $16,115,000 or 4.0% and $18,835,000 or 4.8% of total loans at December 31, 2009 and 2008, respectively. This represents a decrease of $2,720,000 or 14.4% for 2009. Commercial and industrial loans were $24,268,000 of 6.0% and $23,629,000 or 6.1% of total loans at December 31, 2009 and 2008. This represents an increase of $639,000 or 2.7% for 2009.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $343,767,000 or 85.1% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2009
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$26,171	$8,196	$164	$34,531
Secured by farmland	4,859	285	492	5,636
Secured by 1-4 family residential properties	28,680	131,509	45,390	205,579
Other real estate loans	17,277	82,798	12,553	112,628
Loans to farmers	792	492	—	1,284
Commercial and industrial loans	17,220	5,929	1,119	24,268
Consumer installment loans	1,613	13,987	515	16,115
All other loans	354	3,605	66	4,025

	$96,966	$246,801	$60,299	$404,066

For maturities over one year:
Floating rate loans		$18,787	$18,739	$37,526
Fixed rate loans		228,014	41,560	269,574

		$246,801	$60,299	$307,100

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There was $7,875,000 in total non-performing assets, which consist of non-accrual loans and foreclosed property at December 31, 2009. This is an increase of $3,756,000 when compared to the December 31, 2008 balance of $4,119,000.

Nonaccrual loans were $5,099,000 at December 31, 2009 and $3,385,000 at December 31, 2008. The gross amount of interest income that would have been recognized on nonaccrual loans was $403,000 for 2009 and $119,000 for 2008. None of this interest income was included in net income for 2009 or 2008. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2009 totaled $4,300,000 and had $1,600,000 in specific allocations.

Foreclosed property increased to $2,776,000 at December 31, 2009, compared to $734,000 at December 31, 2008. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A loss of $26,000 was recognized on the sale of other real estate owned during 2009.

Total loans past due 90 days or more and still accruing interest were $13,000 or less than 0.01%, $509,000 or 0.13%, and $813,000 or 0.21% of total loans at December 31, 2009, 2008 and 2007, respectively. The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual.

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

Loans are placed on non-accrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that require additional provisions for loan losses to be charged against earnings.

For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (“OREO”) and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends, less selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

Nonperforming Assets

(dollars in thousands)

	December 31,
	2009	2008	2007	2006	2,005

Nonaccrual loans	$5,099	$3,385	$—	$—	$375
Restructured loans	—	—	—	—	—
Other real estate owned	2,776	734	215	215	—

Total nonperforming assets	$7,875	$4,119	$215	$215	$375

Loans past due 90 days and accruing interest	$13	$509	$813	$484	$294

Allowance for loan losses to nonperforming assets	76%	110%	1484%	1539%	955%

Non-performing assets to period end loans and other real estate owned	1.94%	1.05%	0.06%	0.06%	0.11%

Allowance for Loan Losses

The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.

Charged-off loans were $3,153,000, $1,076,000, and $805,000 for 2009, 2008 and 2007, respectively. Recoveries were $252,000, $96,000, and $138,000 for 2009, 2008 and 2007, respectively. Net charge-offs were $2,901,000, $980,000, and $667,000 for 2009, 2008 and 2007, respectively. This represents an increase in net charge-offs of $1,921,000 or 196.0% for 2009 and $313,000 or 46.9% for 2008. The allowance for loan losses as a percentage of loans was 1.48%, 1.16%, and 0.82% at the end of 2009, 2008 and 2007, respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 2.06 times for 2009, 4.61 times for 2008, and 4.78 times for 2007. The ratio of net charge-offs to average loans was 0.74% for 2009, 0.25% for 2008, and 0.17% for 2007.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2009, 2008, 2007, 2006 and 2005. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	December 31,
	2009	2008	2007	2006	2005

Balance, beginning of period	$4,521	$3,191	$3,308	$3,582	$3,265

Loans Charged-Off:
Commercial, financial and agricultural	466	261	131	375	202
Real estate-construction and land development	1,090	256	141	—	—
Real estate-mortgage	1,141	306	96	128	—
Consumer	456	254	437	231	284

Total loans charged off	$3,153	$1,077	$805	$734	$486

Recoveries:
Commercial, financial and agricultural	$98	$—	$40	$1	$—
Real estate-construction and land development	—	14	—	—	86
Real estate-mortgage	—	2	2	—	—
Consumer	154	81	96	159	97

Total recoveries	$252	$97	$138	$160	$183

Net charge-offs	2,901	980	667	574	303
Provision for loan losses	4,350	2,310	550	300	620

Balance, end of period	$5,970	$4,521	$3,191	$3,308	$3,582

Ratio of allowance for loan losses to loans outstanding at period end	1.48%	1.16%	0.82%	0.86%	1.01%

Ratio of net charge offs to average loans outstanding during the period	0.74%	0.25%	0.17%	0.16%	0.09%

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commerical, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans

December 31, 2009	$1,417	7.3%	$1,735	8.5%	$2,464	80.1%	$354	4.1%
December 31, 2008	$567	7.3%	$1,580	9.5%	$2,130	78.4%	$244	4.8%
December 31, 2007	$795	7.6%	$343	8.5%	$1,830	77.4%	$223	6.5%
December 31, 2006	$705	7.5%	$509	12.0%	$1,886	71.4%	$208	9.1%
December 31, 2005	$1,076	8.2%	$179	10.2%	$358	70.8%	$1,969	10.8%

Deposits

Total deposits were $398,107,000 and $386,527,000 at December 31, 2009 and 2008, respectively, which represents an increase of $11,580,000 or 3.0% during 2009. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2009, 2008 and 2007.

Average Deposits and Rates Paid

(dollars in thousands)

	December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing	$84,876		$81,033		$81,848

Interest-bearing:
NOW accounts	60,338	0.51%	60,774	1.12%	73,337	2.47%
Money market accounts	60,001	0.90%	52,464	1.86%	42,484	2.50%
Regular savings accounts	36,160	0.30%	33,748	0.63%	34,539	0.88%
Time deposits:
$100,000 and more	51,455	3.77%	68,732	3.57%	74,417	4.94%
Less than $100,000	94,523	1.21%	74,445	3.57%	83,603	4.58%

Total interest-bearing	$302,477	1.34%	$290,163	2.40%	$308,380	3.46%

Total deposits	$387,353		$371,196		$390,228

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $9,235,000 or 11.4% from $81,340,000 at December 31, 2008 to $90,575,000 at December 31, 2009. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $2,345,000 or 0.8% from $305,187,000 at December 31, 2008 to $307,532,000 at December 31, 2009. Total NOW account balances increased $9,387,000 or 15.1% from $62,026,000 at December 31, 2008 to $71,413,000 at December 31, 2009. Total money market account balances increased $2,934,000 or 5.0% from $59,000,000 at December 31, 2008 to $61,934,000 at December 31, 2009. Total regular savings account balances increased $3,542,000 or 10.5% from $33,596,000 at December 31, 2008 to $37,138,000 at December 31, 2009. Time deposits decreased $13,518,000 or 9.0% from $150,565,000 at December 31, 2008 to $137,047,000 at December 31, 2009. This is comprised of a decrease in certificates of deposit of $100,000 and more of $13,836,000 or 23.4% from $59,088,000 at December 31, 2008 to $45,252,000 at December 31, 2009 and an increase in certificates of deposit of less than $100,000 of $6,936,000 or 10.5% from $65,946,000 at December 31, 2008 to $72,882,000 at December 31, 2009. Brokered certificates of deposits less than $100,000 decreased $14,509,000 or 56.8% from $25,531,000 at December 31, 2008 to $11,022,000 at December 31, 2009. This included $9,905,000 of traditional brokered certificates of deposit and $ 1,117,000 of certificates obtained through the CDARS network. Brokered certificates of deposits greater than $100,000 was $7,891,000 at December 31, 2009. These certificates were obtained through the CDARS network. The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000, excluding brokered certificates of deposit. Core deposits totaled $333,942,000 or 83.9% and $301,908,000 or 78.1% of total deposits at December 31, 2009 and 2008, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2009. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $6,094,000 which matures over one year. The total amount maturing within one year is $47,049,000 or 88.5% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits

At December 31, 2009	$24,590	$9,027	$13,432	$6,094	$53,143	13.30%

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2009 was $51,643,000, reflecting a percentage of total assets of 9.65% as compared to $46,829,000 and 8.87% at December 31 2008. The common stock’s book value per share increased $1.01 or 6.8% to $16.05 per share at December 31, 2009 from 14.79 per share at December 31, 2008. During 2009, the Company paid $0.68 per share in dividends as compared to $0.67 per share for 2008 and $0.64 per share for 2007. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Analysis of Capital

(dollars in thousands)

	December 31,
	2009	2008
Tier 1 Capital:
Common stock	$7,999	$7,888
Capital surplus	8,504	7,796
Retained earnings	34,048	32,779
Trust preferred capital notes	7,000	7,000
Goodwill	(45)	(90)
Net unrealized loss on available for sale equity securities	—	(243)

Total Tier 1 capital	$57,506	$55,130
Tier 2 Capital:
Allowance for loan losses	$5,000	$4,521

Total Tier 2 capital	$5,000	$4,521

Total risk-based capital	$62,506	$59,651

Risk weighted assets	$399,047	$391,733

Risk Based Capital Ratios:
Tier 1 capital to risk weighted assets	14.41%	14.07%
Total capital to risk weighted assets	15.66%	15.23%
Tier 1 capital to average total assets	10.84%	10.65%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums. The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2009 and 2008.

Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2009 liquid assets totaled $205,709,000 as compared to $208,888,000 at December 31, 2008. These amounts represent 42.5% and 43.4% of total liabilities at December 31, 2009 and 2008, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. In 2009, the holding company opened a $5,000,000 committed line of credit with PNC Bank that expires in November 2010. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2009.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	December 31, 2009
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$15,000	$45,000	$2,250	$—	$62,250
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	4,016	—	10,000	—	14,016
Operating leases	115	96	96	860	1,167

	$19,131	$45,096	$12,346	$8,077	$84,650

The $62,250,000 in outstanding FHLB advances is comprised of eight advances. Note 7 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 19 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 5 to the Consolidated Financial Statements.

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

The simulation analysis evaluates the potential effect of upward and downward changes in market interest rates on future net interest income. The analysis involves change in the interest rates used in determining net interest income over the next twelve months. The model utilizes the static approach for the down 100 basis point and up 200 basis point rate shifts which assume changes in interest rates without any management response to change the composition of the balance sheet. The model considered a 24 month period when simulating a 400 basis point rate increase. The simulation analysis results are presented in the table below:

Year 1 Net Interest Income Simulation

(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	$(62)	-0.28%
+200 BP Shock	$(89)	-0.41%
+400 BP Shock	$(74)	-0.33%

The Bank uses simulation analysis to assess earnings at risk and economic value of equity (EVE) analysis to assess economic value at risk. This analysis method allows management to regularly monitor the direction and magnitude of the Bank’s interest rate risk exposure. The modeling techniques cannot be measured with complete precision. Maturity and repricing characteristics of assets and liabilities, prepayments on amortizing assets, non-maturity deposit sensitivity and loan and deposit pricing are key assumptions used in acquiring this analysis. There is a realm of uncertainty in using these assumptions but the analysis does provide the Bank with the ability to estimate interest rate risk position over time.

The table below examines the Economic Value of Equity (EVE). The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The model indicates an exposure to falling interest rates, while showing an increase in EVE when rates rise. These results are driven primarily by the relative increase in value of the Bank’s core deposit base as rates rise.

Static EVE Change

(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	$(89)	-0.10%
+100 BP Shock	$(446)	-0.50%
+200 BP Shock	$(2,452)	-2.90%
+300 BP Shock	$(4,604)	-5.40%

Item 8.	Financial Statements and Supplementary Data

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s internal control over financial reporting are adequate and effective to ensure that material information relating to the Company and its subsidiaries is made known to them by others within those entities. The Chief Executive Officer and the Chief Financial Officer believe that at December 31, 2009, Eagle Financial Services, Inc. and its subsidiaries maintained an effective system of internal control over financial reporting.

The accounting firm Smith Elliott Kearns & Company, LLC has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2009. The accounting firm’s audit report on internal control over financial reporting is included in this financial report.

/S/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell
Vice President and Chief Financial Officer

March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eagle Financial Services, Inc.

Berryville, Virginia

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2009. We have also audited Eagle Financial Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of Eagle Financial Services, Inc. and its subsidiaries is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Eagle Financial Services, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 15, 2010

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

(dollars in thousands, except share amounts)

	2009	2008
Assets
Cash and due from banks	$7,354	$7,287
Federal funds sold	179	11,052
Securities available for sale, at fair value	101,210	98,919
Loans, net of allowance for loan losses of $5,970 in 2009 and $4,521 in 2008	398,096	385,565
Bank premises and equipment, net	14,778	15,377
Other assets	13,768	9,942

Total assets	$535,385	$528,142

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$90,575	$81,340
Savings and interest bearing demand deposits	170,485	154,622
Time deposits	137,047	150,565

Total deposits	$398,107	$386,527
Federal funds purchased and securities sold under agreements to repurchase	14,016	14,693
Federal Home Loan Bank advances	62,250	70,000
Trust preferred capital notes	7,217	7,217
Other liabilities	2,152	2,876

Total liabilities	$483,742	$481,313

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2009, 3,217,874; issued 2008, 3,166,530 shares	7,999	7,888
Surplus	8,504	7,796
Retained earnings	34,048	32,779
Accumulated other comprehensive income (loss)	1,092	(1,634)

Total shareholders’ equity	$51,643	$46,829

Total liabilities and shareholders’ equity	$535,385	$528,142

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2009, 2008, and 2007

(dollars in thousands, except per share amounts)

	2009	2008	2007
Interest and Dividend Income
Interest and fees on loans	$23,001	$24,790	$27,244
Interest on federal funds sold	10	45	118
Interest on securities held to maturity:
Taxable interest income	—	—	31
Interest income exempt from federal income taxes	—	—	1,050
Interest and dividends on securities available for sale:
Taxable interest income	2,784	2,766	2,346
Interest income exempt from federal income taxes	1,194	1,142	115
Dividends	461	691	251
Interest on deposits in banks	3	5	7

Total interest and dividend income	$27,453	$29,439	$31,162

Interest Expense
Interest on deposits	$4,040	$6,978	$10,682
Interest on federal funds purchased and securities sold under agreements to repurchase	392	482	237
Interest on Federal Home Loan Bank advances	2,042	2,706	2,404
Interest on trust preferred capital notes	319	346	569

Total interest expense	$6,793	$10,512	$13,892

Net interest income	$20,660	$18,927	$17,270
Provision For Loan Losses	4,350	2,310	550

Net interest income after provision for loan losses	$16,310	$16,617	$16,720

Noninterest Income
Income from fiduciary activities	$818	$911	$967
Service charges on deposit accounts	2,053	2,333	2,257
Other service charges and fees	2,148	2,565	2,734
Gain on the sale of loans	—	376	—
Gain on the sale of bank premises and equipment	—	742	—
Gain (loss) on the sale of other real estate owned	(26)	(42)	—
Gain (loss) on securities	(419)	(2,488)	—
Other operating income	52	212	234

Total noninterest income	$4,626	$4,609	$6,192

Noninterest Expenses
Salaries and employee benefits	$9,262	$9,069	$8,960
Occupancy expenses	1,069	1,189	1,143
Equipment expenses	665	700	772
Advertising and marketing expenses	409	406	419
Stationery and supplies	311	326	338
ATM network fees	104	323	425
Other real estate owned expenses	366	57	7
FDIC assessment	801	197	47
Other operating expenses	3,493	3,547	3,440

Total noninterest expenses	$16,480	$15,814	$15,551

Income before income taxes	$4,456	$5,412	$7,361
Income Tax Expense	1,015	1,357	2,100

Net Income	$3,441	$4,055	$5,261

Earnings Per Share
Net income per common share, basic	$1.09	$1.29	$1.70

Net income per common share, diluted	$1.08	$1.29	$1.69

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2009, 2008, and 2007

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total

Balance, December 31, 2006	$7,712	$6,299	$27,563	$(637)		$40,937
Comprehensive income:
Net income			5,261		$5,261	5,261
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $225				(437)	(437)	(437)
Unrealized gain on available for sale securities, net of deferred income taxes of $242				469	469	469

Total comprehensive income					$5,293

Issuance of common stock, employee benefit plan (3,635 shares)	9	91				100
Issuance of restricted stock, stock incentive plan (8,021 shares)	20	(20)				—
Income tax expense on vesting of restricted stock		(3)				(3)
Stock-based compensation expense		277				277
Issuance of common stock, dividend investment plan (22,819 shares)	57	509				566
Dividends declared ($0.64 per share)			(1,992)			(1,992)

Balance, December 31, 2007	$7,798	$7,153	$30,832	$(605)		$45,178
Comprehensive income:
Net income			4,055		$4,055	4,055
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $138				(268)	(268)	(268)
Change in market value of interest rate swap, net of deferred income taxes of $77				(150)	(150)	(150)
Unrealized loss on available for sale securities, net of deferred income taxes of $314				(611)	(611)	(611)

Total comprehensive income					$3,026

Issuance of restricted stock, stock incentive plan (7,075 shares)	18	(18)				—
Income tax expense on vesting of restricted stock		(11)				(11)
Stock-based compensation expense		175				175
Issuance of common stock, dividend investment plan (28,932 shares)	72	497				569
Dividends declared ($0.67 per share)			(2,108)			(2,108)

Balance, December 31, 2008	$7,888	$7,796	$32,779	$(1,634)		$46,829
Comprehensive income:
Net income			3,441		$3,441	3,441
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $253				491	491	491
Change in market value of interest rate swap, net of deferred income taxes of $160				312	312	312
Unrealized gain on available for sale securities, net of deferred income taxes of $991				1,923	1,923	1,923

Total comprehensive income					$6,167

Issuance of restricted stock, stock incentive plan (3,509 shares)	9	(9)				—
Income tax expense on vesting of restricted stock		(6)				(6)
Stock-based compensation expense		166				166
Issuance of common stock, dividend investment plan (36,559 shares)	91	492				583
Issuance of common stock, employee benefit plan (4,530 shares)	11	65				76
Dividends declared ($0.68 per share)			(2,172)			(2,172)

Balance, December 31, 2009	$7,999	$8,504	$34,048	$1,092		$51,643

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$3,441	$4,055	$5,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	778	811	800
Amortization of intangible and other assets	165	151	230
Loss on equity investment	—	—	8
Loss on the sale of securities	412	2,488	—
Provision for loan losses	4,350	2,310	550
(Gain) on the sale of loans	—	(376)	—
(Gain) loss on the sale and disposal of assets	15	(742)	—
Loss on the sale of other real estate owned	26	42	—
Stock-based compensation expense	165	175	277
Premium amortization (discount accretion) on securities	(26)	(20)	15
Deferred tax benefit	(727)	(1,463)	(157)
Changes in assets and liabilities:
Decrease (increase) in other assets	(2,051)	(1,044)	191
Increase (decrease) in other liabilities	128	(107)	87

Net cash provided by operating activities	$6,676	$6,280	$7,262

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities held to maturity	$—	$—	$1,254
Proceeds from maturities and principal payments of securities available for sale	27,704	24,918	18,768
Proceeds from sales of securities available for sale	1,959	—	—
Purchases of securities held to maturity	—	—	(2,557)
Purchases of securities available for sale	(29,426)	(42,993)	(9,383)
Proceeds from the sale of equipment	93	1,395	—
Purchases of bank premises and equipment	(310)	(333)	(1,882)
Proceeds from the sale of loans	—	2,783	—
Proceeds from the sale of other real estate owned	1,281	952	—
Net (increase) in loans	(20,426)	(5,342)	(4,281)

Net cash provided by (used in) investing activities	$(19,125)	$(18,620)	$1,919

Cash Flows from Financing Activities
Net increase (decrease) in demand deposit, money market and savings accounts	$25,098	$7,433	$(6,323)
Net (decrease) in certificates of deposit	(13,517)	(491)	(11,543)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(677)	1,710	7,617
Net increase (decrease) in Federal Home Loan Bank advance	(7,750)	10,000	—
Issuance of common stock, employee benefit plan	76	—	100
Cash dividends paid	(1,587)	(1,541)	(1,426)

Net cash provided by (used in) financing activities	$1,643	$17,111	$(11,575)

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2009, 2008, and 2007

	2009	2008	2007
Increase (decrease) in cash and cash equivalents	$(10,806)	$4,771	$(2,394)

Cash and Cash Equivalents
Beginning	18,339	13,568	15,962

Ending	$7,533	$18,339	$13,568

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$6,793	$10,420	$13,853

Income taxes	$1,295	$2,880	$2,145

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized gain (loss) on securities available for sale	$2,914	$(925)	$711

Change in market value of interest rate swap	$472	$(228)	$—

Other real estate acquired in settlement of loans	$3,546	$1,528	$215

Issuance of common stock, dividend investment plan	$583	$569	$566

Changes in benefit obligations and plans assets for defined benefit and post retirement benefit plans	$744	$(405)	$(663)

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

Principles of Consolidation

The Company owns 100% of Bank of Clarke County (the “Bank”) and Eagle Financial Statutory Trust II. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. Eagle Financial Statutory Trust II is accounted for under the provisions of GAAP. The subordinated debt of Eagle Financial Statutory Trust II is reflected as a liability of the Company.

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

Intangible Assets

Acquired intangible assets, such as the value of purchased core deposits, are amortized over the periods benefited, not exceeding fifteen years. The book value of the Company’s core deposit intangible asset, resulting from a branch acquisition, was $45,000 at December 31, 2009. The Company estimates that it will expense the final $45,000 during 2010 related to the amortization of this intangible asset.

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the applicable taxing authority, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, the Company believes it is “more likely than not” that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the “more likely than not” recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent (50%) likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the applicable taxing authority upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income. The Company has no uncertain tax positions.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to reporting for 2007.

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

	2009	2008	2007

Average number of common shares outstanding	3,177,244	3,136,535	3,101,276
Effect of dilutive common stock	7,290	7,372	12,516

Average number of common shares outstanding used to calculate diluted earnings per share	3,184,534	3,143,907	3,113,792

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

The components of the change in unrealized gains (losses) on securities during 2009 and 2008 were as follows:

	2009	2008
Gross unrealized gain (loss)	$2,914	$(925)
Reclassification adjustment for realized gain (loss)	—	—

Net unrealized gain (loss) before taxes	2,914	(925)
Tax effect	(991)	314

	1,923	(611)

The components of accumulated other comprehensive income, net of deferred taxes, during 2009, 2008, and 2007 were as follows:

	Unrealized Gain (Loss) on Securities	Change in Market Value of Interest Rate Swap	Defined Benefit Pension Plan	Post Retirement Benefit Plan	Total
Balance, December 31, 2007	$117	$—	$(699)	$(23)	$(605)
2008 Change	(611)	(150)	(279)	11	(1,029)

Balance, December 31, 2008	(494)	(150)	(978)	(12)	(1,634)
2009 Change	1,923	312	419	72	2,726

Balance, December 31, 2009	$1,429	$162	$(559)	$60	$1,092

Derivative Financial Instruments

The Company follows GAAP to account for derivative and hedging activities. In accordance, a derivative is recognized in the balance sheet at its fair value. The fair value of a derivative is determined by quoted market prices and mathematical models using current and historical data. If certain hedging criteria are met, including testing for hedge effectiveness, special hedge accounting may be applied. The Company assesses each hedge, both at inception and on an ongoing basis, to determine whether the derivative used in a hedging transaction is effective in offsetting changes in the fair value or cash flows of the hedged item and whether the derivative is expected to remain effective during subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued and a derivative remains outstanding, the Company recognizes the derivative in the balance sheet at its fair value and changes in the fair value are recognized in net income.

At inception, the Company designates a derivative as (a) a fair value hedge of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedge) or (b) a hedge of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedge). For a derivative treated as a fair-value hedge, a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For a derivative treated as a cash flow hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. For a derivative treated as a cash flow hedge, the ineffective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For more information on derivative financial instruments see Note 13. to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

The Company adopted new guidance impacting Financial Accounting Standards Board Topic 805: Business Combinations (Topic 805) on January 1, 2009. This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance impacting Topic 805. This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations entered into on or after January 1, 2009. This guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new guidance impacting FASB Topic 715-20: Compensation Retirement Benefits – Defined Benefit Plans – General. The objectives of this guidance are to provide users of the financial statements with more detailed information related to the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, as well as how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. The disclosures about plan assets required by this guidance are included in Note 9 of the Company’s (consolidated) financial statements.

In April 2009, the FASB issued new guidance impacting FASB Topic 820: Fair Value Measurements and Disclosures (Topic 820). This interpretation provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires additional disclosures of valuation inputs and techniques in interim periods and defines the major security types that are required to be disclosed. This guidance was effective for interim and annual periods ending after June 15, 2009, and should be applied prospectively. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments – Debt and Equity Securities. This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The Company did not have any cumulative effect adjustment related to the adoption of this guidance.

In May 2009, the FASB issued new guidance impacting FASB Topic 855: Subsequent Events. This update provides guidance on management’s assessment of subsequent events that occur after the balance sheet date through the date that the financial statements are issued. This guidance is generally consistent with current accounting practice. In addition, it requires certain additional disclosures. This guidance was effective for periods ending after June 15, 2009 and had no impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance impacting Topic 820. This guidance is intended to reduce ambiguity in financial reporting when measuring the fair value of liabilities. This guidance was effective for the first reporting period (including interim periods) after issuance and had no impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its (consolidated) financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The Company does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The Company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics - Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2009 and 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$26,671	$426	$(52)	$27,045
Mortgage-backed securities	14,951	669	0	15,620
Obligations of states and political subdivisions	36,371	927	(241)	37,057
Corporate securities	14,597	709	(362)	14,944
Equity securities	2,054	117	(26)	2,145
Restricted securities	4,399	—	—	4,399

	$99,043	$2,848	$(681)	$101,210

	December 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$25,591	$695	$—	$26,286
Mortgage-backed securities	20,093	416	(7)	20,502
Obligations of states and political subdivisions	31,171	528	(154)	31,545
Corporate securities	15,807	142	(1,999)	13,950
Equity securities	2,555	24	(392)	2,187
Restricted securities	4,44 9	—	—	4,449

	$99,666	$1,805	$(2,552)	$98,919

The amortized cost and fair value of securities available for sale at December 31, 2009, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$2,309	$2,341
Due after one year through five years	38,062	39,215
Due after five years through ten years	32,812	33,617
Due after ten years	19,407	19,493
Equity securities	2,054	2,145
Restricted securities	4,399	4,399

	$99,043	$101,210

During 2009, the Company sold $1,959,000 in available for sale securities for a net loss of $412,000. There were no sales of securities that resulted in a realized gain or loss during 2008.

As a result of the Federal Housing Finance Agency’s (“FHFA”) conservatorship of Fannie Mae and Freddie Mac, the Company recorded an impairment charge of $2,488,000 on September 30, 2008 related to its holdings of preferred stock issued by these entities.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2009 and 2008 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,025	$52	—	$—	$7,025	$52
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	3,544	236	264	5	3,808	241
Corporate securities	110	15	4,635	347	4,745	362
Equity securities	—	—	1,018	26	1,018	26

	$10,679	$303	$5,917	$378	$16,596	$681

	December 31, 2008
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	1,352	7	—	—	1,352	7
Obligations of states and political subdivisions	6,315	124	360	30	6,675	154
Corporate securities	8,166	1,860	1,349	139	9,515	1,999
Equity securities	1,153	392	—	—	1,153	392

	$16,986	$2,383	$1,709	$169	$18,695	$2,552

Gross unrealized losses on available for sale securities included twenty-five (25) and forty-four (44) debt securities at December 31, 2009 and December 31, 2008, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses on obligations of U.S. government corporations and agencies, mortgage-backed securities, and obligations of states and political subdivisions at December 31, 2009 and December 31, 2008 was changes in market interest rates. Since these losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2009. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $43,477,000 at December 31, 2009 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 3. Loans

The composition of loans at December 31, 2009 and 2008 was as follows:

	December 31,
	2009	2008
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$34,531	$36,990
Secured by farmland	5,636	5,305
Secured by 1-4 family residential properties	205,579	189,874
Other real estate loans	112,628	110,722
Loans to farmers	1,284	1,065
Commercial and industrial loans	24,268	23,629
Consumer installment loans	16,115	18,835
All other loans	4,025	3,666

	$404,066	$390,086
Less: Allowance for loan losses	5,970	4,521

	$398,096	$385,565

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 were as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Balance, beginning	$4,521	$3,191	$3,308
Provision charged to operating expense	4,350	2,310	550
Recoveries added to the allowance	252	97	138
Loan losses charged to the allowance	(3,153)	(1,077)	(805)

Balance, ending	$5,970	$4,521	$3,191

Total loans past due ninety days or greater still accruing interest were $13,000, $509,000, and $813,000 at December 31, 2009, 2008, and 2007, respectively.

Impaired loans for the years ended December 31, 2009, 2008, and 2007 were as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Impaired loans for which,
an allowance has been provided	$7,496	$2,310	$—
no allowance has been provided	147	97	—

Total impaired loans	$7,643	$2,407	$—

Allowance provided for impaired loans included in ALLL	$2,253	$1,635	$—

Average balance of impaired loans	$3,893	$1,080	$—

Interest income recognized	$309	$4	$—

Nonaccrual loans excluded from the impaired loan disclosure totaled $5,099,000 and $3,385,000 at December 31, 2009 and 2008, respectively. If interest would have been accrued, such income would have been approximately $403,000 for 2009 and $119,000 for 2008. There were no nonaccrual loans at December 31, 2007.

NOTE 5. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(in thousands)
Land	$4,004	$4,004
Buildings and improvements	13,572	13,566
Furniture and equipment	6,350	6,220

	$23,926	$23,790
Less accumulated depreciation	9,148	8,413

Bank premises and equipment, net	$14,778	$15,377

Depreciation expense on buildings and improvements was $388,000, $398,000, and $378,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Depreciation expense on furniture and equipment was $390,000, $413,000, and $422,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Bank leases certain facilities under operating leases, which expire at various dates through 2032. . These leases require payment of certain operating expenses and contain renewal options. The Bank will not renew the lease at the Jubal Early branch in 2010 due to the construction of the Pleasant Valley Road branch. The total minimum rental commitment at December 31, 2009 under these leases was due as follows:

December 31, 2009
(in thousands)
2010	$114
2011	48
2012	48
2013	48
2014	48
Thereafter	861

$1,167

The total building and equipment rental expense was $174,000, $180,000, and $173,000 in 2009, 2008, and 2007, respectively.

NOTE 6. Deposits

The composition of deposits at December 31, 2009 and 2008 was as follows:

	December 31,
	2009	2008
	(in thousands)
Noninterest bearing demand deposits	$90,575	$81,340

Savings and interest bearing demand deposits:
NOW accounts	$71,413	$62,026
Money market accounts	61,934	59,000
Regular savings accounts	37,138	33,596

	$170,485	$154,622

Time deposits:
Balances of less than $100,000	$83,904	$91,477
Balances of $100,000 and more	53,143	59,088

	$137,047	$150,565

	$398,107	$386,527

Time deposits with balances of less than $100,000 include $11,022,000 and $29,698,000 in brokered certificates of deposit at December 31, 2009 and 2008, respectively. Time deposits with balances of $100,000 and more include $7,891,000 in brokered certificates of deposit at December 31, 2009.

The outstanding balance of time deposits at December 31, 2009 was due as follows:

December 31, 2009
(in thousands)
2010	$109,324
2011	11,281
2012	2,698
2013	1,887
2014	11,851
Thereafter	6

$137,047

Deposit overdrafts reclassified as loans totaled $117,000 and $407,000 at December 31, 2009 and 2008, respectively.

NOTE 7. Borrowings

The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 15. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
	(dollars in thousands)
Balance at year-end	$—	$—
Average balance during the year	1,115	2,236
Average interest rate during the year	0.83%	2.92%
Maximum month-end balance during the year	$7,363	$6,282
Gross lines of credit at year-end	36,000	22,000
Unused lines of credit at year-end	36,000	22,000

Securities sold under agreements to repurchase are borrowings in which the Bank obtains funds by selling securities and simultaneously agreeing to repurchase the securities for an agreed upon term at a given price which includes interest. The Company had $4,016,000 in funds from certain customers through retail repurchase agreements at December 31, 2009. Generally, the term for retail repurchase agreements is the next business day. The Company had $10,000,000 in funds from a larger financial institution through a wholesale repurchase agreement at December 31, 2009. The original term of this wholesale repurchase agreement, which was executed during 2008, was five years and the counterparty has the option to call the debt after three years. The amount of borrowings through securities sold under agreements to repurchase is restricted by the amount of securities which are designated for these transactions. The following table summarizes information related to securities sold under agreement to repurchase for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
	(dollars in thousands)
Balance at year-end	$14,016	$14,693
Average balance during the year	14,621	15,645
Average interest rate during the year	2.62%	2.66%
Maximum month-end balance during the year	$15,210	$17,638
Securities underlying the agreements at year-end:
Carrying value	17,658	19,520
Fair value	18,046	20,073

The Bank had a $105,740,000 line of credit with the Federal Home Loan Bank of Atlanta which was secured by $271,221,000 in qualified 1-4 family residential real estate and commercial real estate loans at December 31, 2009. The Company had $62,250,000 in advances outstanding at December 31, 2009; therefore, the unused line of credit totaled $43,490,000. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available to the Company.

The Company had $15,000,000 in short-term borrowings with the FHLB at December 31, 2009. The weighted average interest rate on outstanding short-term advances at December 31, 2009 was 2.84%.

The Company had $47,250,000 in long-term borrowings with the FHLB at December 31, 2009, which matures as follows: $15,000,000 in 2011, $10,000,000 in 2012, $2,250,000 in 2014, and $20,000,000 in 2015. The interest rates on the outstanding long-term advances at December 31, 2009 ranged from 0.25% to 4.08%. The weighted average interest rate on outstanding long-term advances at December 31, 2009 was 2.98%.

NOTE 8. Income Taxes

The Company files income tax returns with the United States of America and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2006.

The net deferred tax asset at December 31, 2009 and 2008 consisted of the following components:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,030	$1,502
Deferred compensation	137	143
Accrued postretirement benefits	53	86
Accrued pension benefits	288	397
Home equity origination costs	59	79
Securities available for sale	—	254
Other than temporary impairment	846	846
Interest rate swap	—	77
Other real estate owned expenses	108	5
Other	171	175

	$3,692	$3,564

Deferred tax liabilities:
Property and equipment	$464	$486
Securities available for sale	737	—
Interest rate swap	83	—

	$1,284	$486

Net deferred tax asset	$2,408	$3,078

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2009, 2008 and 2007 consisted of the following components:

	December 31,
	2009	2008	2007
	(in thousands)
Current tax expense	$1,750	$2,820	$2,257
Deferred tax provision (benefit)	(735)	(1,463)	(157)

	$1,015	$1,357	$2,100

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2009, 2008 and 2007.

	December 31,
	2009	2008	2007
	(in thousands)
Statutory federal corporate tax amount	$1,515	$1,840	$2,503
Tax-exempt interest income	(505)	(486)	(503)
Nontaxable life insurance income	—	—	(28)
Other	5	3	128

	$1,015	$1,357	$2,100

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

The following amounts that have not been recognized in the net periodic benefit cost of the pension plan for the year ended December 31, 2009 and are included in other comprehensive income: unrecognized net actuarial loss of $558,000. The Company does not expect any of the net actuarial loss included in other comprehensive income to be recognized in the net periodic benefit cost of the pension plan during 2010.

The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2009 and are included in other comprehensive income: unrecognized net transition obligation of $1,000 and unrecognized net actuarial gain of $61,000. The transition obligation included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2010 is $2,000.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2009, 2008 and 2007 and a statement of the funded status at December 31, 2009, 2008 and 2007 for the pension and postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Pension Plan			Postretirement Benefits Plan
	2009	2008	2007	2009	2008	2007
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$3,859	$3,962	$3,175	$254	$263	$341
Service cost	—	—	0	—	—	—
Interest cost	191	178	196	14	15	20
Actuarial (gain) loss	95	(226)	1,063	(105)	(14)	(83)
Benefits paid	(344)	(55)	(472)	(9)	(10)	(15)
Curtailment gain	—	—	0	—	—	—

Benefit obligation, ending	$3,801	$3,859	$3,962	$154	$254	$263

Change in Plan Assets:
Fair value of plan assets, beginning	$2,691	$3,392	$3,567	$—	$—	$—
Actual return on plan assets	498	(646)	297	—	—	—
Employer contributions	110	—	0	9	10	15
Benefits paid	(344)	(55)	(472)	(9)	(10)	(15)

Fair value of plan assets, ending	$2,955	$2,691	$3,392	$—	$—	$—

	Pension Plan			Postretirement Benefits Plan
	2009	2008	2007	2009	2008	2007
	(in thousands)
Funded Status:
Funded status	$(846)	$(1,168)	$(570)	$(154)	$(254)	$(263)
Unrecognized net actuarial loss	—	—	—	—	—	—
Unrecognized net transition obligation	—	—	—	—	—	—
Unrecognized prior service cost	—	—	—	—	—	—

Prepaid (accrued) benefits	$(846)	$(1,168)	$(570)	$(154)	$(254)	$(263)

Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—	$—	$—	$—
Accrued benefit (liability)	(846)	(1,168)	(570)	(154)	(254)	(263)

	$(846)	$(1,168)	$(570)	$(154)	$(254)	$(263)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$846	$1,482	$1,060	$(92)	$14	$28
Net transition obligation	—	—	—	2	5	7
Deferred tax (benefit)/liability	(288)	(504)	(361)	31	(6)	(12)

	$558	$978	$699	$(59)	$13	$23

The accumulated benefit obligation for the pension plan was $3,801,000, $3,859,000, and $3,962,000 at December 31, 2009, 2008, and 2007, respectively. Due to the amendment of the pension plan, the accumulated benefit obligation and projected benefit obligation are equivalent at December 31, 2008.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the years ended December 31, 2009, 2008 and 2007:

	Pension Plan			Postretirement Benefits Plan
	2009	2008	2007	2009	2008	2007
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	191	178	196	14	15	20
Expected return on plan assets	(132)	(168)	(177)	—	—	—
Amortization of prior service costs	—	—	0	—	—	—
Amortization of transition obligation	—	—	—	3	3	3
Amortization of net actuarial loss	365	166	185	—	0	9

Net periodic benefit cost	$424	$176	$204	$17	$18	$32

The total recognized net periodic benefit cost and other comprehensive income for the pension plan was $4,000, $455,000, and $704,000 during 2009, 2008, and 2007, respectively. The total recognized net periodic benefit cost and other comprehensive income for the postretirement benefits plan was ($54,000), $7,000, and ($31,000) during 2009, 2008, and 2007, respectively.

The benefit obligation for the pension plan was calculated using the following assumptions; weighted average discount rate of 5.00% for 2009, 5.00% for 2008, and 4.53% for 2007. Due to the amendment of the pension plan, no rate of compensation increase was assumed for 2008 or 2009.

The net periodic benefit cost for the pension plan was calculated using the following assumptions; weighted average discount rate of 5.00% for 2009, 4.53% for 2008, and 4.68% for 2007, expected long-term return on plan assets of 5.00% for 2009, 5.00% for 2008, and 5.00% for 2007. Due to the amendment of the pension plan, no rate of compensation increase was assumed for 2009, 2008 or 2007.

The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 6.00% for 2009, 6.00% for 2008, and 6.00% for 2007. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010 and 2011, 8.00% for 2012 and 2013, and 6.00% for 2014 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2009 would have increased by $6,000 and the net periodic benefit cost for 2009 would have increased by $1,000. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2008 would have decreased by $6,000 and the net periodic benefit cost for 2009 would have decreased by $1,000.

The following table provides the pension plan’s asset allocation as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Equity securities	43%	48%
Debt securities	51%	47%
Other	6%	5%

Total	100%	100%

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

The Company did not make any contributions to the pension plan during 2009. The Company does not anticipate making contributions to the pension plan during 2010.

Estimated future benefit payments at December 31, 2009, which reflect expected future service, as appropriate, were as follows:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2010	$69	$15
2011	83	15
2012	104	16
2013	128	16
2014	138	15
2015 - 2019	875	68

The pension financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents balances of pension assets measured at fair value on December 31, 2009 and December 31, 2008:

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash	$3	$3	$—	$—
Cash Equivalents	190	190
U.S. Treasury Bonds & Notes	174	174	—	—
Corporate Bonds & Notes	403	—	403	—
Mutual Funds - Income	687	—	687	—
Mutual Funds - Equity	1,498	1,498	—	—

Total assets at fair value	$2,955	$1,865	$1,090	$—

		Fair Value Measurements at December 31, 2008 Using
	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash	$3	$3	$—	$—
Cash Equivalents	514	514	—	—
Corporate Bonds & Notes	393	—	393	—
Mutual Funds - Income	633	—	633	—
Mutual Funds - Equity	1,148	1,148	—	—

Total assets at fair value	$2,691	$1,665	$1,026	$—

NOTE 10. Stock-Based Compensation

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. The following table summarizes options outstanding at December 31, 2009, 2008 and 2007:

	2009			2008		2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	22,000	$21.59		26,000	$21.59	26,000	$21.59
Granted	—	—		—	—	—	—
Exercised	—	—		—	—	—	—
Forfeited	—	—		4,000	$21.59	—	—

Outstanding, end of year	22,000	$21.59	$(120,480)	22,000	$21.59	26,000	$21.59

Exercisable, end of year	22,000	$21.59	$(120,480)	22,000	$21.59	26,000	$21.59
Weighted average fair value of options granted during the year		$—			$—		$—

The aggregate intrinsic value in the table is equal to the amount that would have been received by the option holders had all options been exercised on December 31, 2009. It is derived from the amount by which the current market value of the underlying stock exceeds the exercise price of the option. This amount fluctuates in relation to the market value of the Company’s stock.

The following table summarizes options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Ran ge of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.63	11,000	3.75	$21.63	11,000	$21.63
21.55	11,000	4.75	21.55	11,000	21.55

$21.55 - 21.63	22,000	4.25	$21.59	22,000	$21.59

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than six months. During 2007, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The following table presents the activity for Restricted Stock for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	11,492	$26.16	11,770	$29.06	9,330	$26.47
Granted	11,700	16.06	10,830	22.14	10,830	29.30
Vested	(7,509)	21.12	(7,075)	24.27	(8,021)	26.44
Forfeited	(2,348)	26.94	(4,033)	27.13	(369)	27.75

Nonvested, end of year	13,335	$20.00	11,492	$26.16	11,770	$29.06

The Company recognizes compensation expense over the restricted period. Compensation expense was $166,000, $175,000, and $277,000 during 2009, 2008, and 2007, respectively. The total grant date fair value of Restricted Stock which vested was $159,000 and $172,000 for the years ended December 31, 2009 and 2008, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $99,000 at December 31, 2009. This amount is expected to be recognized over a weighted average period of 1.0 years.

NOTE 11. Employee Benefits

The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2008, 2007 or 2006.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. Contributions under the plan amounted to $675,000 in 2009, $736,000 in 2008, and $544,000 in 2007. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st , qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st , qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $14,000 in 2009, $37,000 in 2008, and $24,000 for 2007. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2009 and 2008, the amount of daily average required balances were approximately $748,000 and $888,000, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250,000 at December 31, 2009 and 2008.

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

On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7,000,000 and has an expiration date of December 1, 2016. The estimated fair value was $244,000 at December 31, 2009 and $(228,000) at December 31, 2008. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 2.85% and receives interest quarterly at a variable rate of three month LIBOR. The variable rate resets on each interest payment date. The Company recognized interest expense of $4,000 in 2008 and $135,000 in 2009 related to this interest rate swap.

The following table summarizes the fair value of derivative instruments at December 31, 2009:

	Asset Derivatives
	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other Assets	$244

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at December 31, 2009 and the Consolidated Statements of Income for December 31, 2009:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	2009		2009
	(dollars in thousands)		(dollars in thousands)

Interest rate contracts	$312	Interest expense	$135

NOTE 14. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. Loans are granted on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers. The aggregate balance of loans to directors, principal officers and their related parties was $10,119,000 and $8,001,000 at December 31, 2009 and 2008, respectively. These balances reflect total principal additions of $8,758,000 and total principal payments of $6,640,000 during 2009. Deposits are accepted on the same terms, including interest rates, as those prevailing at the time for comparable transactions with other customers. The aggregate balance of deposits from directors, principal officers and their related parties was $6,729,000 and $9,748,000 at December 31, 2009 and 2008, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2009 and 2008.

At December 31, 2009, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2009 and 2008:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
December 31, 2009:
Total Capital to Risk Weighted Assets
Consolidated	$62,506	15.66%	$31,924	8.00%	N/A
Bank of Clarke County	$55,882	14.18%	$31,536	8.00%	$39,420	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$57,506	14.41%	$15,962	4.00%	N/A
Bank of Clarke County	$50,942	12.92%	$15,768	4.00%	$23,652	6.00%
Tier 1 Capital to Average Assets
Consolidated	$57,506	10.84%	$21,227	4.00%	N/A
Bank of Clarke County	$50,942	9.72%	$20,974	4.00%	$26,218	5.00%

December 31, 2008:
Total Capital to Risk Weighted Assets
Consolidated	$59,651	15.23%	$31,339	8.00%	N/A
Bank of Clarke County	$52,896	13.66%	$30,971	8.00%	$38,714	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$55,130	14.07%	$15,669	4.00%	N/A
Bank of Clarke County	$48,375	12.50%	$15,485	4.00%	$23,228	6.00%
Tier 1 Capital to Average Assets
Consolidated	$55,130	10.65%	$20,713	4.00%	N/A
Bank of Clarke County	$48,375	9.46%	$20,456	4.00%	$25,570	5.00%

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

At December 31, 2009, the Bank’s retained earnings available for the payment of dividends to the Company was $6,283,000. Accordingly, $45,604,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2009. Funds available for loans or advances by the Bank to the Company amounted to $1,146,000 at December 31, 2009.

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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2009	2008
Commitments to extend credit	$6,189,000	$2,846,000
Unfunded commitments under lines of credit	68,996,000	72,194,000
Commercial and standby letters of credit	5,455,000	5,003,000

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2009, none of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2009 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $83,000.

NOTE 19. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at December 31, 2009 was 1.88%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

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

NOTE 20. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2009 and 2008 are summarized as follows:

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,759	$6,868	$6,857	$6,969
Net interest income after provision for loan losses	3,892	4,034	4,313	4,071
Noninterest income	1,205	1,254	878	1,289
Noninterest expenses	3,832	4,103	4,181	4,364
Income before income taxes	1,265	1,185	1,010	996
Net income	955	904	790	792
Net income per common share, basic	0.30	0.29	0.25	0.25
Net income per common share, diluted	0.30	0.28	0.25	0.25
Dividends per common share	0.17	0.17	0.17	0.17

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$7,594	$7,403	$7,298	$7,144
Net interest income after provision for loan losses	4,340	4,558	4,089	3,634
Noninterest income	1,922	2,469	(1,035)	1,253
Noninterest expenses	3,882	4,066	4,121	3,749
Income before income taxes	2,380	2,961	(1,067)	1,138
Net income	1,689	2,081	(1,430)	1,715
Net income per common share, basic	0.54	0.66	(0.45)	0.54
Net income per common share, diluted	0.54	0.66	(0.45)	0.54
Dividends per common share	0.16	0.17	0.17	0.17

NOTE 21. Fair Value Measurements

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities	$101,210	$96,554	$4,656	$—
Interest rate swap	244	—	244	—

		Fair Value Measurements at December 31, 2008 Using
	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities	$98,919	$94,191	$4,728	$—
Liabilities:
Interest rate swap	228	—	228	—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. Level 2 impaired loan value is determined by utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data. If the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Level 3 impaired loan values are determined using inventory and accounts receivables collateral and are based on financial statement balances or aging reports. Impaired loans for which an allocation is made to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at December 31, 2009
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,390	$—	$—	$5,390
Nonfinancial Assets:
Other real estate owned	2,776	—	—	2,776
Goodwill	45	—	—	45

		Carrying value at December 31, 2008
	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Impaired loans	$772	$—	$—	$772
Other real estate owned	734	—	—	734

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

The carrying amount and fair value of the Company’s financial instruments at December 31, 2009 were as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and short-term investments	$7,354	$7,354	$7,287	$7,287
Securities	99,043	101,210	99,666	98,919
Loans, net	398,096	409,004	385,565	406,028
Accrued interest receivable	2,181	2,181	2,169	2,169

Financial liabilities:
Deposits	$398,107	$398,903	$386,527	$389,232
Federal funds purchased and securities sold under agreements to repurchase	14,016	14,423	14,693	14,693
Federal Home Loan Bank advances	62,250	64,800	70,000	74,063
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	401	401	807	807

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

NOTE 22. Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2009 through March 15, 2010, the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require disclosure in the financial statements.

NOTE 23. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2009 and 2008

(dollars in thousands)

	2009	2008
Assets
Cash held in subsidiary bank	$314	$503
Securities available for sale	5,995	5,623
Investment in subsidiaries, at cost, plus undistributed net income	51,887	47,440
Investment in limited partnership	—	—
Other assets	692	506

Total assets	$58,888	$54,072

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217	$7,217
Other liabilities	28	27

Total liabilities	$7,245	$7,244

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	7,999	7,888
Surplus	8,504	7,796
Retained earnings	34,048	32,778
Accumulated other comprehensive income	1,092	(1,634)

Total shareholders’ equity	$51,643	$46,828

Total liabilities and shareholders’ equity	$58,888	$54,072

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2009, 2008 and 2007

(dollars in thousands)

	2009	2008	2007
Income
Dividends from subsidiary bank	$1,200	$3,550	$2,200
Interest on loans	—	—	—
Interest and dividends on securities available for sale	384	350	154
(Loss) on equity investments	—	—	(8)
Other income	(40)	(65)	(71)

Total income	$1,544	$3,835	$2,275

Expenses
Interest expense on borrowings	$319	$342	$569
Other operating expenses	115	92	130

Total expenses	$434	$434	$699

Income before income tax (benefit) and equity in undistributed net income of subsidiary bank	$1,110	$3,401	$1,576

Income Tax (Benefit)	(52)	(84)	(251)

Income before equity in undistributed net income of subsidiary bank	$1,162	$3,485	$1,827

Equity in Undistributed Net Income of Subsidiary Bank	2,279	570	3,434

Net income	$3,441	$4,055	$5,261

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(dollars in thousands)

	2009	2008	2007
Cash Flows from Operating Activities
Net Income	$3,441	$4,055	$5,261
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	—	—	51
Loss on equity investment	—	—	8
Premium amortization (discount accretion) on securities	1	(1)	(1)
Undistributed earnings of subsidiary bank	(2,279)	(570)	(3,434)
Changes in assets and liabilities:
(Increase) decrease in other assets	(8)	50	3
(Decrease) increase in other liabilities	1	(11)	14

Net cash provided by operating activities	$1,156	$3,523	$1,902

Cash Flows from Investing Activities
Purchase of securities available for sale	$—	$(3,018)	$(500)
Proceeds from maturities of securities available for sale	—	815	—
Net decrease in loans	—	—	—

Net cash (used in) investing activities	$—	$(2,203)	$(500)

Cash Flows from Financing Activities
Cash dividends paid	$(1,587)	$(1,541)	$(1,426)
Proceeds from issuance of common stock, employee benefit plan	76	—	100
Stock-based compensation expense	166	176	277

Net cash (used in) financing activities	$(1,345)	$(1,365)	$(1,049)

Increase (decrease) in cash	$(189)	$(45)	$353

Cash
Beginning	$503	$548	$195

Ending	$314	$503	$548

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. Management’s report and the audit report on internal control over financial reporting included in the Report of Independent Registered Public Accounting Firm is included in Item 8 of this report and incorporated by reference into this item.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 19, 2010.

Item 11.	Executive Compensation

The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 19, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 19, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 19, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 19, 2010.

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

(a)(3) Exhibits

The following exhibits, as applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.4	Amended and Restated Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Offer Letter of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2010.

Signature	Title

/S/ JOHN R. MILLESON	President, Chief Executive Officer, and Director
John R. Milleson	(principal executive officer)

/S/ KATHLEEN J. CHAPPELL	Vice President and Chief Financial Officer
Kathleen J. Chappell	(principal financial and accounting officer)

/S/ THOMAS T. GILPIN	Chairman of the Board and Director
Thomas T. Gilpin

/S/ ROBERT W. SMALLEY, JR.	Vice Chairman of the Board and Director
Robert W. Smalley, Jr.

/S/ THOMAS T. BYRD	Director
Thomas T. Byrd

/S/ LEWIS M. EWING	Director
Lewis M. Ewing

/S/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/S/ DOUGLAS C. RINKER	Director
Douglas C. Rinker

/S/ JOHN D. STOKELY, JR.	Director
John D. Stokely, Jr.

/S/ JAMES T. VICKERS	Director
James T. Vickers

/S/ RANDALL G. VINSON	Director
Randall G. Vinson

/S/ JAMES R. WILKINS, JR	Director
James R. Wilkins, Jr.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.4	Amended and Restated Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Offer Letter of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.