Form 10-Q
period 2010-03-31
EAGLE FINANCIAL SERVICES INC
filed 2010-05-12
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 1, 2010 was 3,231,964.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$24,385	$7,354
Federal funds sold	—	179
Securities available for sale, at fair value	100,148	101,210
Loans, net of allowance for loan losses of $6,291 in 2010 and $5,970 in 2009	398,134	398,096
Bank premises and equipment, net	14,984	14,778
Other assets	11,941	13,768

Total assets	$549,592	$535,385

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$91,477	$90,575
Savings and interest bearing demand deposits	171,317	170,485
Time deposits	151,765	137,047

Total deposits	$414,559	$398,107
Federal funds purchased and securities sold under agreements to repurchase	14,628	14,016
Federal Home Loan Bank advances	57,250	62,250
Trust preferred capital notes	7,217	7,217
Other liabilities	2,884	2,152

Total liabilities	$496,538	$483,742

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2010, 3,231,964 shares; issued 2009, 3,217,874 shares	8,045	7,999
Surplus	8,559	8,504
Retained earnings	35,079	34,048
Accumulated other comprehensive income	1,371	1,092

Total shareholders’ equity	$53,054	$51,643

Total liabilities and shareholders’ equity	$549,592	$535,385

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Interest and Dividend Income
Interest and fees on loans	$5,807	$5,604
Interest on federal funds sold	2	4
Interest and dividends on securities available for sale:
Taxable interest income	634	753
Interest income exempt from federal income taxes	328	285
Dividends	71	113
Interest on deposits in banks	2	—

Total interest and dividend income	$6,844	$6,759

Interest Expense
Interest on deposits	785	1,328
Interest on federal funds purchased and securities sold under agreements to repurchase	98	97
Interest on Federal Home Loan Bank advances	455	564
Interest on trust preferred capital notes	32	61
Interest on interest rate swap	45	17

Total interest expense	$1,415	$2,067

Net interest income	$5,429	$4,692
Provision For Loan Losses	550	800

Net interest income after provision for loan losses	$4,879	$3,892

Noninterest Income
Income from fiduciary activities	$240	$240
Service charges on deposit accounts	446	477
Other service charges and fees	667	486
Loss on the sale of other real estate owned	(126)	—
Gain on sale of securities	98	—
Other operating income	39	2

Total noninterest income	$1,364	$1,205

Noninterest Expenses
Salaries and employee benefits	$2,189	$2,170
Occupancy expenses	292	296
Equipment expenses	152	171
Advertising and marketing expenses	105	95
Stationery and supplies	65	85
ATM network fees	86	31
FDIC assessment	314	126
Other operating expenses	855	858

Total noninterest expenses	$4,058	$3,832

Income before income taxes	$2,185	$1,265
Income Tax Expense	607	310

Net income	$1,578	$955

Earnings Per Share
Net income per common share, basic	$0.49	$0.30

Net income per common share, diluted	$0.49	$0.30

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance, December 31, 2008	$7,888	$7,796	$32,779	$(1,634)		$46,829
Comprehensive income:
Net income			955		$955	955
Other comprehensive income:
Unrealized holding losses arising during the period, net of deferred income taxes of $382				(740)	(740)	(740)
Change in market value of interest rate swap, net of deferred income taxes of $44				64	64	64

Total comprehensive income					$279

Issuance of restricted stock, stock incentive plan (3,509 shares)	8	(8)				—
Income tax benefit on vesting of restricted stock		(13)				(13)
Stock-based compensation expense		(26)				(26)
Issuance of common stock, dividend investment plan (8,703 shares)	22	123				145
Dividends declared ($0.17 per share)			(540)			(540)

Balance, March 31, 2009	$7,918	$7,872	$33,194	$(2,310)		$46,674

Balance, December 31, 2009	$7,999	$8,504	$34,048	$1,092		$51,643
Comprehensive income:
Net income			1,578		$1,578	1,578
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $185				360	360	360
Change in market value of interest rate swap, net of deferred income tax payable of $41				(81)	(81)	(81)

Total comprehensive income					$1,857

Issuance of restricted stock, stock incentive plan (7,936 shares)	20	(20)				—
Stock-based compensation expense		(45)				(45)
Issuance of common stock, dividend investment plan (10,253 shares)	26	120				146
Dividends declared ($0.17 per share)			(547)			(547)

Balance, March 31, 2010	$8,045	$8,559	$35,079	$1,371		$53,054

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$1,578	$955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	192	191
Amortization of intangible and other assets	35	37
Provision for loan losses	550	800
Loss on the sale of other real estate owned	123	4
Loss on the sale and disposal of assets	10	—
Gain on the sale of securities	(98)	—
Accrual of restricted stock awards	(45)	(26)
Premium amortization (discount accretion) on securities, net	1	(10)
Changes in assets and liabilities:
(Increase) decrease in other assets	262	70
Increase in other liabilities	732	236

Net cash provided by operating activities	$3,340	$2,257

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	10,024	6,576
Purchases of securities available for sale	(11,174)	(10,565)
Proceeds from the sale of securities	2,853	—
Purchases of bank premises and equipment	(419)	—
Proceeds from the sale of equipment	19	20
Proceeds from the sale of other real estate owned	1,185	160
Net increase (decrease) in loans	(638)	684

Net cash provided by investing activities	$1,850	$(3,125)

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$1,734	$846
Net increase in certificates of deposit	14,718	13,907
Net increase in federal funds purchased and securities sold under agreements to repurchase	612	24
Net (decrease) in Federal Home Loan Bank advances	(5,000)	(7,750)
Cash dividends paid	(402)	(394)

Net cash provided by financing activities	$11,662	$6,633

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Three Months Ended March 31,
	2010	2009

(Decrease) increase in cash and cash equivalents	$16,852	$5,765

Cash and Cash Equivalents
Beginning	7,533	18,339

Ending	$24,385	$24,104

Supplemental Disclosures of Cash Flow Information

Cash payments for:
Interest	$1,305	$1,929

Income taxes	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized gain (loss) on securities available for sale	$545	$(1,123)

Change in market value of interest rate swap	$(122)	$108

Other real estate acquired in settlement of loans	$50	$449

Issuance of common stock, dividend investment plan	$146	$145

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2010

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2010 and December 31, 2009, the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	13,335	$20.00	11,492	$26.16
Granted	8,900	15.75	6,500	16.10
Vested	(3,936)	22.06	(3,509)	26.96
Forfeited	(4,160)	19.87	(2,348)	26.94

Nonvested, end of period	14,139	$16.79	12,135	$20.39

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2010 and 2009 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended March 31,
	2010	2009

Average number of common shares outstanding	3,227,129	3,162,666
Effect of dilutive common stock	5,571	4,636

Average number of common shares outstanding used to calculate diluted earnings per share	3,232,700	3,167,302

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$28,814	$364	$(44)	$29,134
Mortgage-backed securities	11,223	592	(19)	11,796
Obligations of states and				—
political subdivisions	36,335	1,066	(80)	37,321
Corporate securities	14,611	819	(131)	15,299
Equity securities	2,054	145	—	2,199
Restricted stock	4,399	—	—	4,399

	$97,436	$2,986	$(274)	$100,148

	December 31, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$26,671	$426	$(52)	$27,045
Mortgage-backed securities	14,951	669	0	15,620
Obligations of states and political subdivisions	36,371	927	(241)	37,057
Corporate securities	14,597	709	(362)	14,944
Equity securities	2,054	117	(26)	2,145
Restricted securities	4,399	—	—	4,399

	$99,043	$2,848	$(681)	$101,210

During the first quarter of 2010, the Company sold $2,853,000 in available for sale securities for a net gain of $98,000. There were no sales of securities available for sale during the first three months of 2009.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2010 and December 31, 2009 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	6,033	44	—	—	6,033	44
Mortgage-backed securities	2,011	19	—	—	2,011	19
Obligations of states and political subdivisions	3,023	79	267	1	3,290	80
Corporate securities	105	20	4,364	111	4,469	131
Equity securities	—	—	—	—	—	—

	$11,172	$162	$4,631	$112	$15,803	$274

	December 31, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,025	$52	$—	$—	$7,025	$52
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	3,544	236	264	5	3,808	241
Corporate securities	110	15	4,635	347	4,745	362
Equity securities	—	—	1,018	26	1,018	26

	$10,679	$303	$5,917	$378	$16,596	$681

Gross unrealized losses on available for sale securities included twenty (20) and twenty-five (25) debt securities at March 31, 2010 and December 31, 2009, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2010 and December 31, 2009 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2009 and March 31, 2010. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $44,516,000 at March 31, 2010 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

NOTE 5. Loans

The composition of loans at March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$35,157	$34,531
Secured by farmland	5,417	5,636
Secured by 1-4 family residential properties	204,662	205,579
Other real estate loans	113,447	112,628
Loans to farmers	1,275	1,284
Commercial and industrial loans	25,000	24,268
Consumer installment loans	15,439	16,115
All other loans	4,028	4,025

	$404,425	$404,066
Less: Allowance for loan losses	6,291	5,970

	$398,134	$398,096

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009 were as follows:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009	Three Months Ended March 31, 2009
	(in thousands)

Balance, beginning	$5,970	$4,521	$4,521
Provision charged to operating expense	550	4,350	800
Recoveries added to the allowance	52	252	48
Loan losses charged to the allowance	(281)	(3,153)	(361)

Balance, ending	$6,291	$5,970	$5,008

Total loans past due ninety days or greater still accruing interest were $2,000 and $13,000 at March 31, 2010 and December 31, 2009, respectively. Impaired loans were $8,185,000 and $7,643,000 at March 31, 2010 and December 31, 2009, respectively. Nonaccrual loans were $7,430,000 and $5,099,000 at March 31, 2010 and December 31, 2009, respectively.

NOTE 7. Deposits

The composition of deposits at March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009
	(in thousands)

Noninterest bearing demand deposits	$91,477	$90,575

Savings and interest bearing demand deposits:
NOW accounts	$67,453	$71,413
Money market accounts	63,600	61,934
Regular savings accounts	40,264	37,138

	$171,317	$170,485

Time deposits:
Balances of less than $100,000	$92,843	$83,904
Balances of $100,000 and more	58,922	53,143

	$151,765	$137,047

	$414,559	$398,107

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three months ended March 31, 2010 and 2009:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	47	48	2	4
Expected return on plan assets	(37)	(33)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss	59	91	(2)	—

Net periodic benefit cost	$69	$106	$—	$4

Note 9 to the consolidated financial statements in the 2009 Form 10-K stated that the Company did not anticipate making any contributions to its pension during 2010. The Company did not make any contributions during the first three months of 2010.

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

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

The following table presents balances of pension assets measured at fair value on March 31, 2010 and December 31, 2009:

		Fair Value Measurements at March 31, 2009 Using
	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Cash	$—	$—	$—	$—
Cash Equivalents	203	203
U.S. Treasury Bonds & Notes	174	174	—	—
Corporate Bonds & Notes	406	—	406	—
Mutual Funds - Income	696	—	696	—
Mutual Funds - Equity	1,556	1,556	—	—

Total assets at fair value	$3,035	$1,933	$1,102	$—

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Cash	$3	$3	$—	$—
Cash Equivalents	190	190
U.S. Treasury Bonds & Notes	174	174	—	—
Corporate Bonds & Notes	403	—	403	—
Mutual Funds - Income	687	—	687	—
Mutual Funds - Equity	1,498	1,498	—	—

Total assets at fair value	$2,955	$1,865	$1,090	$—

NOTE 9. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at March 31, 2010 was 1.87%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2010, the total amount ($7,000,000) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

NOTE 10. Fair Value Measurements

GAAP requires the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

		Fair Value Measurements at March 31, 2010 Using
	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities	$100,148	$95,497	$4,651	$—
Interest rate swap	122	—	122	—

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities	$101,210	$96,554	$4,656	$—
Interest rate swap	244	—	244	—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write downs of individual assets.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

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

Core deposit tangible: The fair value is determined by amortizing the intangible assets obtained during the acquisition of a branch in 1996.

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2010 and December 31, 2009:

	Balance as of March 31, 2010	Carrying value at March 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,904	$—	$—	$5,904

Nonfinancial Assets:
Other real estate owned	1,556	—	—	1,556
Core deposit intangible	34	—	—	34

	Balance as of December 31, 2009	Carrying value at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,390	$—	$—	$5,390

Nonfinancial Assets:
Other real estate owned	2,776	—	—	2,776
Core deposit intangible	45	—	—	45

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

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

The carrying amount and fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2019 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$24,385	$24,385	$7,354	$7,354
Securities	97,436	100,148	99,043	101,210
Loans, net	398,134	410,954	398,096	409,004
Accrued interest receivable	2,172	2,172	2,181	2,181

Financial liabilities:
Deposits	$414,559	$415,305	$398,107	$398,903
Federal funds purchased and securities sold under agreements to repurchase	14,628	15,122	14,016	14,423
Federal Home Loan Bank advances	57,250	59,413	62,250	64,800
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	411	411	401	401

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

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

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

The following table summarizes the fair value of derivative instruments at March 31, 2010:

	Asset Derivatives
	Balance Sheet Location	Fair Value
	(dollars in thousands)

Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other Assets	$122

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at March 31, 2010 and the Consolidated Statements of Income for the three months ended at March 31, 2010:

Derivatives in Statement 133 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Ineffective Portion)
	2010		2010
	(dollars in thousands)		(dollars in thousands)

Interest rate contracts	$81	Interest expense	$45

NOTE 12. Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2010

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

NOTE 13. Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2010 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2009 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2010, the Company had total assets of $549,592,000, net loans of $398,134,000, total deposits of $414,559,000 and shareholders’ equity of $53,054,000. The Company’s net income was $1,578,000 for the three months ended March 31, 2010.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the first three months of 2010 was $1,578,000, an increase of $623,000 or 65.2% as compared to net income for the first three months of 2009 of $955,000. Earnings per share, basic and diluted, were $0.49 and $0.30 the first three months of 2010 and 2009, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first three months of 2010 and 2009 was 1.17% and 0.74%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first three months of 2010 and 2009 was 12.10% and 8.27%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $5,429,000 and $4,692,000 for the first three months of 2010 and 2009, respectively, which represents an increase of $737,000 or 15.7%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Average interest earning assets increased $412,000 from March 31, 2009 to March 31, 2010 while the average yield decreased 5 basis points over that same period. Total interest income was $6,844,000 and $6,759,000 for the first three months of 2010 and 2009, respectively, which represents an increase of $85,000 or 1.3%. Total interest expense was $1,415,000 and $2,067,000 for the first three months of 2010 and 2009, respectively, which represents a decrease of $652,000 or 31.5%. Average interest bearing liabilities decreased $2,830,000 from March 31, 2009 to March 31, 2010 while the interest bearing liabilities rate decreased 72 basis points over the same period.

The net interest margin was 4.52% and 3.98% for the first three months of 2010 and 2009, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2010 and 2009. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,807	$5,604
Interest Income - Securities and Other Interest-Earnings Assets	1,037	1,155
Interest Expense - Deposits	785	1,328
Interest Expense - Other Borrowings	630	739

Total Net Interest Income	$5,429	$4,692

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$35	$35
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	169	147

Total Tax Benefit on Tax-Exempt Interest Income	$204	$182

Tax-Equivalent Net Interest Income	$5,633	$4,874

The tax-equivalent yield on earning assets decreased 5 basis points from 5.66% to 5.61% for the first three months of 2009 and 2010, respectively. The tax-equivalent yield on securities decreased 36 basis points from 5.32% to 4.96% for the first three months of 2009 and 2010, respectively. The tax-equivalent yield on loans remained the same at 5.88% for the first three months of 2009 and 2010. The average rate on interest bearing liabilities decreased 72 basis points from 2.12% to 1.40% for the first three months of 2009 and 2010, respectively. The average rate on interest bearing deposits decreased 76 basis points from 1.77% to 1.01% for the first three months of 2009 and 2010. The Company’s higher level of variable liabilities contributed to a larger decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 12 basis points from 2.51% to 2.39% for the first three months of 2009 and 2010. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 24 basis points from 3.35% to 3.11% for the first three months of 2009 and 2010.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $550,000 and $800,000 for the first three months of 2010 and 2009, respectively. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at March 31, 2010.

Noninterest Income

Total noninterest income for the first three months of 2010 and 2009 was $1,364,000 and $1,205,000, respectively, which represents an increase of $159,000 or 13.2%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Net gains on sales of securities was $98,000 for the first quarter of 2010. There were no sales or calls of securities which resulted in a gain or loss during the first three months of 2009.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, was $240,000 for the first three months of 2009 and 2010. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $31,000 or 6.5% from $477,000 to $446,000 for the first three months of 2009 and 2010, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types it has experienced a decrease in overdraft service charges.

Other service charges and fees increased $181,000 or 37.2% from $486,000 for the first three months of 2009 to $667,000 for the first three months of 2010. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group increased $52,000 or 57.8% from $90,000 to $142,000 for the first three months of 2009 and 2010, respectively. The amount of fees generated from the Bank’s ATM/debit card programs increased $47,000 or 23.5% from $200,000 to $247,000 for the first three months of 2009 and 2010, respectively. This increase resulted mostly from the manner in which the Company accounts for ATM revenue. In periods prior to 2010, ATM fee income had been netted against related expenses whereas ATM fees are now reflected as gross revenue.

Other operating income increased $37,000 from $2,000 to $39,000 for the first three months of 2009 and 2010, respectively. This increase is attributed to the increase in cash surrender value of officer life insurance.

Noninterest Expenses

Total noninterest expenses increased $226,000 or 5.9% from $3,832,000 to $4,058,000 for the first three months of 2009 and 2010, respectively. This increase can be mainly attributed to an increase in ATM network fees and FDIC assessments. The efficiency ratio of the Company was 57.62% and 62.99% for the three months ended March 31, 2010 and 2009. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $19,000 or 0.9% from $2,170,000 for the first three months of 2009 to $2,189,000 for the first three months of 2010. Occupancy expenses decreased $4,000 or 1.4% from $296,000 to $292,000 for the first three months of 2009 and 2010, respectively. Equipment expenses decreased $19,000 from $171,000 to $152,000 for the first three months of 2009 and 2010, respectively.

Advertising and marketing expenses increased $10,000 or 10.5% from $95,000 to $105,000 for the first three months of 2009 and 2010, respectively. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

FDIC assessments increased $188,000 or 149.2% from $126,000 to $314,000 for the first three months of 2009 and 2010, respectively. On December 30 2009, the Company prepaid their estimated quarterly FDIC assessments of $2,300,000 for 2010, 2011, and 2012.

Other operating expenses decreased $3,000 or 0.35% from $858,000 to $855,000 for the first three months of 2009 and 2010, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $607,000 and $310,000 for the first three months of 2010 and 2009, respectively. These amounts correspond to an effective tax rate of 27.70% and 24.51% for the first three months of 2010 and 2009, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $100,148,000 at March 31, 2010 as compared to $101,210,000 at December 31, 2009. This represents a decrease of $1,062,000 or 1.1%. The Company purchased $11,174,000 in securities during the first three months of 2010. The Company had total maturities and principal repayments of $10,024,000 during the first three months of 2010. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2010. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2010 and December 31, 2009. The Company had an unrealized gain on available for sale securities of $2,712,000 at March 31, 2010 as compared to an unrealized gain of $2,167,000 at December 31, 2009. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $404,425,000 and $404,066,000 at March 31, 2010 and December 31, 2009, respectively. This represents an increase of $359,000 or 0.1% for the first three months of 2010. The ratio of loans to deposits decreased during the first quarter of 2010 from 101.5% at December 31, 2009 to 97.6% at March 31, 2010. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2010 and December 31, 2009.

Loans secured by real estate were $358,683,000 or 88.7% and $358,374,000 or 88.7% of total loans at March 31, 2010 and December 31, 2009, respectively. This represents an increase of $309,000 or 0.1% during the first three months of 2010. Consumer installment loans were $15,439,000 or 3.8% and $16,115,000 or 4.0% of total loans at March 31, 2010 and December 31, 2009, respectively. This represents a decrease of $676,000 or 4.2% during the first three months of 2010. Commercial and industrial loans were $25,000,000 or 6.2% and $24,268,000 or 6.0% of total loans at March 31, 2010 and December 31, 2009, respectively. This represents an increase of $732,000 or 3.0% for the first three months of 2010.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009. Charged-off loans were $281,000 and $361,000 for the three months ended March 31, 2010 and 2009, respectively. Recoveries were $52,000 and $48,000 for the three months ended March 31, 2010 and 2009, respectively. This resulted in net charge-offs of $229,000 and $313,000 for the three months ended March 31, 2010 and 2009, respectively. The allowance for loan losses as a percentage of loans was 1.56% at March 31, 2010 and 1.48% at December 31, 2009. The allowance for loan losses was 70.0% of nonperforming assets at March 31, 2010 and 75.8% of nonperforming assets at December 31, 2009. Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and other real estate owned (foreclosed properties). Nonaccrual loans were $7,430,000 and $5,099,000 at March 31, 2010 and December 31, 2009, respectively. Other real estate owned was $1,556,000 and $2,776,000 at March 31, 2010 or December 31, 2009, respectively. The percentage of nonperforming assets to loans and other real estate owned was 1.83% at March 31, 2010. Because the Company’s loan portfolio has a significant concentration in real estate loans, the softening of real estate values within the Company’s market as well as the declines in housing activity have negatively impacted non performing asset levels. Total loans past due 90 days or more and still accruing interest were $2,000 and $13,000 at March 31, 2010 and December 31, 2009, respectively.

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

Deposits

Total deposits were $414,559,000 and $398,107,000 at March 31, 2010 and December 31, 2009, respectively. This represents an increase of $16,452,000 or 4.1% during the first three months of 2010. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2010 and December 31, 2009.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $902,000 or 1.0% from $90,575,000 at December 31, 2009 to $91,477,000 at March 31, 2010. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, increased $832,000 or 0.5% from $170,485,000 at December 31, 2009 to $171,317,000 at March 31, 2010. Time deposits increased $14,718,000 or 10.7% from $137,047,000 at December 31, 2009 to $151,765,000 at March 31, 2010. This is comprised of an increase in time deposits of $100,000 and more of $5,779,000 or 10.9% and an increase in time deposits of less than $100,000 of $8,939,000 or 10.7%. Certificates of deposit also included $21,210,000 and $11,022,000 in brokered certificates of deposit at March 31, 2010 and December 31, 2009.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $334,427,000 or 80.7% and $333,942,000 or 83.9% of total deposits at March 31, 2010 and December 31, 2009, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2010 was $53,054,000, reflecting a percentage of total assets of 9.65%, as compared to $51,643,000 and 9.65% at December 31, 2009. Shareholders’ equity per share increased $0.37 or 2.3% to $16.42 per share at March 31, 2010 from $16.05 per share at December 31, 2009. During the first quarters of 2009 and 2010, the Company paid a dividend of $0.17. Total dividends paid during 2009 were $0.68 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 14.65% at March 31, 2010 as compared to 14.41% at December 31, 2009. The Company’s total risk-based capital ratio was 15.90% at March 31, 2010 as compared to 15.66% at December 31, 2009. The Company’s Tier 1 capital to average total assets ratio was 10.87% at March 31, 2010 as compared to 10.84% at December 31, 2009. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2010, liquid assets totaled $214,832,000 as compared to $205,709,000 at December 31, 2009. These amounts represent 43.3% and 42.5% of total liabilities at March 31, 2010 and December 31, 2009, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2009 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 11th day of May, 2010.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen S. Chappell Vice President, Chief Financial Officer