Form 10-Q
period 2010-09-30
EAGLE FINANCIAL SERVICES INC
filed 2010-11-15
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 1, 2010 was 3,254,204.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$12,440	$7,354
Federal funds sold	—	179
Securities available for sale, at fair value	108,056	96,811
Restricted Investments	4,118	4,399
Loans, net of allowance for loan losses of $7,833 in 2010 and $5,970 in 2009	405,075	398,096
Bank premises and equipment, net	15,881	14,778
Other assets	13,881	13,768

Total assets	$559,451	$535,385

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$97,409	$90,575
Savings and interest bearing demand deposits	177,798	170,485
Time deposits	151,456	137,047

Total deposits	$426,663	$398,107
Federal funds purchased and securities sold under agreements to repurchase	14,920	14,016
Federal Home Loan Bank advances	52,250	62,250
Trust preferred capital notes	7,217	7,217
Other liabilities	3,526	2,152

Total liabilities	$504,576	$483,742

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2010, 3,254,204 shares; issued 2009, 3,217,874 shares	8,090	7,999
Surplus	8,930	8,504
Retained earnings	35,544	34,048
Accumulated other comprehensive income	2,311	1,092

Total shareholders’ equity	$54,875	$51,643

Total liabilities and shareholders’ equity	$559,451	$535,385

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest and Dividend Income
Interest and fees on loans	$5,875	$5,765	$17,555	$17,067
Interest on federal funds sold	—	2	2	9
Interest and dividends on securities available for sale:
Taxable interest income	673	666	1,968	2,167
Interest income exempt from federal income taxes	320	307	972	890
Dividends	76	116	215	348
Interest on deposits in banks	6	1	16	3

Total interest and dividend income	$6,950	$6,857	$20,728	$20,484

Interest Expense
Interest on deposits	$741	$826	$2,290	$3,234
Interest on federal funds purchased and securities sold under agreements to repurchase	97	102	290	294
Interest on Federal Home Loan Bank advances	462	484	1,377	1,578
Interest on trust preferred capital notes	37	39	104	148
Interest on interest rate swap	42	43	132	91

Total interest expense	$1,379	$1,494	$4,193	$5,345

Net interest income	$5,571	$5,363	$16,535	$15,139
Provision For Loan Losses	2,850	1,050	4,150	2,900

Net interest income after provision for loan losses	$2,721	$4,313	$12,385	$12,239

Noninterest Income
Income from fiduciary activities	$248	$200	$710	$644
Service charges on deposit accounts	438	537	1,361	1,531
Other service charges and fees	794	634	2,206	1,614
Loss on the sale and disposal of assets	(1)	—	(10)	—
Loss on the sale of other real estate owned	1	(50)	(246)	(50)
Gain (loss) on securities	—	(439)	98	(439)
Other operating income	(5)	(4)	103	37

Total noninterest income	$1,475	$878	$4,222	$3,337

Noninterest Expenses
Salaries and employee benefits	$2,333	$2,493	$6,867	$6,950
Occupancy expenses	261	291	834	935
Equipment expenses	172	176	468	513
Advertising and marketing expenses	139	142	339	324
Stationery and supplies	69	52	181	217
ATM network fees	113	20	305	84
FDIC assessment	179	204	671	585
Other operating expenses	1,024	803	2,788	2,508

Total noninterest expenses	$4,290	$4,181	$12,453	$12,116

Income (loss) before income taxes	$(94)	$1,010	$4,154	$3,460
Income Tax (Benefit) Expense	(175)	220	1,010	811

Net income	$81	$790	$3,144	$2,649

Earnings Per Share
Net income per common share, basic	$0.03	$0.25	$0.98	$0.84

Net income per common share, diluted	$0.02	$0.25	$0.97	$0.83

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine months ended September 30, 2010

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2008	$7,888	$7,796	$32,779	$(1,634)		$46,829
Comprehensive income:
Net income			2,649		$2,649	2,649
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $1,033				2,005	2,005	2,005
Change in market value of interest rate swap, net of deferred income tax payable of $106				207	207	207

Total comprehensive income					$4,861
Issuance of restricted stock, stock incentive plan (3,509 shares)	9	(9)				—
Income tax benefit on vesting of restricted stock		(13)				(13)
Stock-based compensation expense		100				100
Issuance of common stock, dividend investment plan (27,227 shares)	68	368				436
Issuance of common stock, employee benefit plan (4,530 shares)	11	65				76
Dividends declared ($0.51 per share)			(1,624)			(1,624)

Balance, September 30, 2009	$7,976	$8,307	$33,804	$578		$50,665

Balance, December 31, 2009	$7,999	$8,504	$34,048	$1,092		$51,643
Comprehensive income:
Net income			3,144		$3,144	3,144
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $863				1,676	1,676	1,676
Change in market value of interest rate swap, net of deferred income taxes of $235				(457)	(457)	(457)

Total comprehensive income					$4,363

Issuance of restricted stock, stock incentive plan (7,936 shares)	20	(20)				—
Stock-based compensation expense		77				77
Issuance of common stock, dividend investment plan (28,493 shares)	71	369				440
Dividends declared ($0.51 per share)			(1,648)			(1,648)

Balance, September 30, 2010	$8,090	$8,930	$35,544	$2,311		$54,875

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$3,144	$2,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	574	679
Amortization of intangible and other assets	103	56
Provision for loan losses	4,150	2,900
Loss on the sale of other real estate owned	246	50
Loss on the sale and disposal of assets	10	—
(Gain) Loss on the sale of securities	(98)	439
Accrual of restricted stock awards	77	100
Premium amortization (discount accretion) on securities, net	33	(40)
Changes in assets and liabilities:
Increase in other assets	(2,347)	(2,334)
Increase in other liabilities	1,374	671

Net cash provided by operating activities	$7,266	$5,170

Cash Flows Provided (Used) from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	27,030	23,460
Purchases of securities available for sale	(38,238)	(21,743)
Proceeds from the sale of securities	2,853	1,959
Purchases of bank premises and equipment	(1,712)	(188)
Proceeds from the sale of equipment	39	—
Proceeds from the sale of other real estate owned	1,727	1,020
Net increase in loans	(12,309)	(6,717)

Net cash provided (used) by investing activities	$(20,610)	$(2,209)

Cash Flows Provided (Used) from Financing Activities
Net increase in demand deposits, money market and savings accounts	$14,147	$11,071
Net increase (decrease) in certificates of deposit	14,409	(21,999)
Net increase in federal funds purchased and securities sold under agreements to repurchase	904	7,114
Net decrease in Federal Home Loan Bank advances	(10,000)	(7,750)
Issuance of common stock, employee benefit plan	—	76
Cash dividends paid	(1,209)	(1,187)

Net cash provided (used) by financing activities	$18,251	$(12,675)

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Nine Months Ended September 30,
	2010	2009
Increase (decrease) in cash and cash equivalents	$4,907	$(9,714)
Cash and Cash Equivalents
Beginning	7,533	18,339

Ending	$12,440	$8,625

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,193	$5,510

Income taxes	$2,250	$1,195

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$2,540	$3,038

Change in market value of interest rate swap	$(692)	$313

Other real estate acquired in settlement of loans	$1,179	$1,964

Issuance of common stock, dividend investment plan	$440	$436

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2010 and December 31, 2009, the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
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

September 30, 2010

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2010 and 2009 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average number of common shares outstanding	3,249,236	3,185,806	3,238,010	3,171,270
Effect of dilutive common stock	9,995	10,295	8,011	7,179

Average number of common shares outstanding used to calculate diluted earnings per share	3,259,231	3,196,101	3,246,021	3,178,449

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$33,737	$890	$—	$34,627
Mortgage-backed securities	12,762	642	—	13,404
Obligations of states and political subdivisions	40,348	1,854	(29)	42,173
Corporate securities	14,449	1,198	(5)	15,642
Equity securities	2,054	156	—	2,210

	$103,350	$4,740	$(34)	$108,056

	December 31, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$26,671	$426	$(52)	$27,045
Mortgage-backed securities	14,951	669	0	15,620
Obligations of states and political subdivisions	36,371	927	(241)	37,057
Corporate securities	14,597	709	(362)	14,944
Equity securities	2,054	117	(26)	2,145

	$94,644	$2,848	$(681)	$96,811

During the first nine months of 2010, the Company sold $2,853,000 in available for sale securities for a net gain of $98,000. During the first nine months of 2009, the Company sold $1,959,000 in available for sale securities for a net loss of $439,000.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2010 and December 31, 2009 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	353	29	353	29
Corporate securities	120	5	—	—	120	5
Equity securities	—	—	—	—	—	—

	$120	$5	$353	$29	$473	$34

	December 31, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,025	$52	$—	$—	$7,025	$52
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	3,544	236	264	5	3,808	241
Corporate securities	110	15	4,635	347	4,745	362
Equity securities	—	—	1,018	26	1,018	26

	$10,679	$303	$5,917	$378	$16,596	$681

Gross unrealized losses on available for sale securities included two (2) and twenty-five (25) debt securities at September 30, 2010 and December 31, 2009, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2010 and December 31, 2009 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2009 and September 30, 2010. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $46,522,000 at September 30, 2010 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The composition of restricted investments at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	3,634	3,915
Community Bankers’ Bank Stock	140	140

	$4,118	$4,399

No readily available market exists for the above stocks and they have no quoted market value. The investments in these securities are carried at cost. When evaluating these stocks for impairment, the value is based on ultimate recoverability of the par value rather than recognizing temporary declines in value.

NOTE 5. Loans

The composition of loans at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$35,187	$34,531
Secured by farmland	5,421	5,636
Secured by 1-4 family residential properties	207,825	205,579
Other real estate loans	117,440	112,628
Loans to farmers	1,158	1,284
Commercial and industrial loans	27,356	24,268
Consumer installment loans	14,989	16,115
All other loans	3,532	4,025

	$412,908	$404,066
Less: Allowance for loan losses	7,833	5,970

	$405,075	$398,096

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009 were as follows:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Nine Months Ended September 30, 2009
	(in thousands)
Balance, beginning	$5,970	$4,521	$4,521
Provision charged to operating expense	4,150	4,350	1,850
Recoveries added to the allowance	143	252	100
Loan losses charged to the allowance	(2,430)	(3,153)	(2,087)

Balance, ending	$7,833	$5,970	$4,384

Total loans past due ninety days or greater still accruing interest were $208,000 and $13,000 at September 30, 2010 and December 31, 2009, respectively. Nonaccrual loans were $9,870,000 and $5,099,000 at September 30, 2010 and December 31, 2009, respectively.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

Details of impaired loans at September 30, 2010, December 31, 2009 and September 30, 2009 were as follows:

	September 30, 2010	December 31, 2009	September 30, 2009
	(in thousands)
Impaired loans for which, an allowance has been provided	$11,852	$7,496	$5,138
no allowance has been provided	—	147	148

Total impaired loans	$11,852	$7,643	$5,286

Allowance provided for impaired loans included in ALLL	$3,104	$2,253	$1,861

Average balance of impaired loans during the covered period	$9,507	$3,893	$4,495

Interest income recognized in the respective period	$322	$309	$214

NOTE 7. Deposits

The composition of deposits at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Noninterest bearing demand deposits	$97,409	$90,575

Savings and interest bearing demand deposits:
NOW accounts	$66,315	$71,413
Money market accounts	70,195	61,934
Regular savings accounts	41,288	37,138

	$177,798	$170,485

Time deposits:
Balances of less than $100,000	$88,839	$83,904
Balances of $100,000 and more	62,617	53,143

	$151,456	$137,047

	$426,663	$398,107

NOTE 8. Pension and Postretirement Benefit Plans

The Company has a funded noncontributory defined benefit pension plan that covers substantially all of its employees. The plan provides defined benefits based on years of service and final average salary. Effective December 31, 2006, the pension plan was amended so that no further benefits will accrue under the plan and no additional employees may become participants. In June 2010, the board of directors voted to terminate the pension plan effective September 30, 2010. Pending regulatory approval, a payout is expected to occur in the fourth quarter of 2011. The estimated expense for 2010 is $278,000.

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

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three and nine months ended September 30, 2010 and 2009:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	47	48	2	4
Expected return on plan assets	(37)	(33)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss (gain)	59	91	(2)	—

Net periodic benefit cost	$69	$106	$—	$4

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	141	144	6	12
Expected return on plan assets	(111)	(99)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss (gain)	177	273	(6)	—

Net periodic benefit cost	$207	$318	$—	$12

Note 9 to the consolidated financial statements in the 2009 Form 10-K stated that the Company did not anticipate making any contributions to its pension during 2010. The Company did not make any contributions during the first nine months of 2010.

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

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The following table presents balances of pension assets measured at fair value on September 30, 2010 and December 31, 2009:

		Fair Value Measurements at September 30, 2010 Using
	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash	$—	$—	$—	$—
Cash Equivalents	1,356	1,356
U.S. Treasury Bonds & Notes	—	—	—	—
AA corporate bonds	132	—	132	—
A corporate bonds	50	—	50	—
Mutual funds (a)	1,740	1,740	—	—

Total assets at fair value	$3,278	$3,096	$182	$—

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash	$3	$3	$—	$—
Cash Equivalents	190	190
U.S. Treasury Bonds & Notes	174	174	—	—
Corporate Bonds & Notes	403	—	403	—
Mutual Funds (a)	687	—	687	—
Mutual Funds - Equity (b)	1,498	1,498	—	—

Total assets at fair value	$2,955	$1,865	$1,090	$—

(a)	100% of mutual funds are invested in fixed income corporate bond securities.
(b)	70% of mutual funds invest in common stock of large-cap companies. 30% of mutual funds invest in common stock of mid-cap companies. 10% of mutual funds invest in common stock of small-cap companies.

NOTE 9. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at September 30, 2010 was 1.92%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2010, the full amount $7,000,000 of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

		Fair Value Measurements at September 30, 2010 Using
	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$34,627	$—	$34,627	$—
Mortgage-backed securities	13,404	—	13,404	—
Obligations of states and political subdivisions	42,173	—	42,173	—
Corporate securities	15,642		15,642
Equity securities:
Bank preferred stock	2,210	2,210	—	—

Total assets at fair value	$108,056	$2,210	$105,846	$—

Liabilities:
Interest rate swap	448	—	448	—

Total liabilities at fair value	$448	$—	$448	$—

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$27,045	$—	$27,045	$—
Mortgage-backed securities	15,620	—	15,620	—
Obligations of states and political subdivisions	37,057	—	37,057	—
Corporate securities	14,944	—	14,944	—
Equity securities:
Bank preferred stock	2,145	2,145	—	—
Interest rate swap	244	—	244	—

Total assets at fair value	$97,055	$2,145	$94,910	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower of cost or market accounting or write downs of individual assets.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2010 and December 31, 2009:

		Carrying value at September 30, 2010
	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$8,748	$—	$—	$8,748

Nonfinancial Assets:
Other real estate owned	2,117	—	—	2,117
Core deposit intangible	11	—	—	11

		Carrying value at December 31, 2009
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,390	$—	$—	$5,390

Nonfinancial Assets:
Other real estate owned	2,776	—	—	2,776
Core deposit intangible	45	—	—	45

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

The carrying amount and fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$12,440	$12,440	$7,354	$7,354
Securities	108,056	108,056	101,210	101,210
Loans, net	405,075	422,007	398,096	409,004
Accrued interest receivable	2,146	2,146	2,181	2,181
Interest rate swap contract	—	—	244	244

Financial liabilities:
Deposits	$426,663	$424,573	$398,107	$398,903
Federal funds purchased and securities sold under agreements to repurchase	14,920	15,535	14,016	14,423
Federal Home Loan Bank advances	52,250	55,719	62,250	64,800
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	388	389	401	401
Interest rate swap contract	448	448	—	—

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

September 30, 2010

NOTE 11. Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Company uses interest rate swaps to reduce interest rate risks and to manage interest expense. By entering into these agreements, the Company converts floating rate debt into fixed rate debt, or alternatively, converts fixed rate debt into floating rate debt. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest expense. These interest rate swap agreements are cash flow hedge derivative instruments that qualify for hedge accounting as discussed in Note 1. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes the fair value of derivative instruments at September 30, 2010:

	Balance Sheet Location	Fair Value
	(dollars in thousands)

Derivatives designated as hedging instruments under GAAP

Interest rate swap contracts	Other Liabilities	$448

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at September 30, 2010 and the Consolidated Statements of Income for the three and nine months ended at September 30, 2010 and 2009:

	Nine Months Ended September 30,
Derivatives in GAAP Cash Flow Hedging	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income (Ineffective Portion)
Relationships	2010	2009	(Ineffective Portion)	2010	2009
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts	$457	$207	Interest expense	$132	$91

	Three Months Ended September 30,
Derivatives in GAAP Cash Flow Hedging	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income (Ineffective Portion)
Relationships	2010	2009	(Ineffective Portion)	2010	2009
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts	$161	$111	Interest expense	$42	$43

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

NOTE 12. Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements-subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Bank’s/Company’s (consolidated) financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning or after December 15, 2010. The Bank/Company is currently assessing the impact that ASU 2010-20 will have on its (consolidated) financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2010, the Company had total assets of $559,451,000, net loans of $405,075,000, total deposits of $426,663,000 and shareholders’ equity of $54,875,000. The Company’s net income was $3,144,000 for the nine months ended September 30, 2010.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first nine months of 2010 was $3,144,000, an increase of $495,000 or 18.7% as compared to net income for the first nine months of 2009 of $2,649,000. Basic earnings per share were $0.98 and $0.84 for the first nine months of 2010 and 2009, respectively. Earnings per share, diluted, were $0.97 and $0.83 for the first nine months of 2010 and 2009, respectively. Net income for the third quarter of 2010 was $81,000, a decrease of $709,000 or 89.8% as compared to net income for the third quarter of 2009 of $790,000. Earnings per share, basic, were $0.03 and $0.25 for the third quarter of 2010 and 2009, respectively. Diluted earnings per share were $0.02 and $0.25 for the third quarter of 2010 and 2009, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency measurement include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first nine months of 2010 and 2009 was 0.76% and 0.68%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first nine months of 2010 and 2009 was 7.85% and 7.37%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $16,535,000 and $15,139,000 for the first nine months of 2010 and 2009, respectively, which represents an increase of $1,396,000 or 9.2%. Net interest income was $5,571,000 and $5,363,000 for the third quarter of 2010 and 2009, respectively, which represents an increase of $208,000 or 3.9%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. The increase in average earning assets of $34,513,000 since December 31, 2009 contributed to the increase in net interest income. Total interest income was $20,728,000 and $20,484,000 for the first nine months of 2010 and 2009, respectively, which represents an increase of $244,000 or 1.2%. Total interest income was $6,950,000 and $6,857,000 for the third quarter of 2010 and 2009, respectively, which represents an increase of $93,000 or 1.4%. Total interest expense was $4,193,000 and $5,345,000 for the first nine months of 2010 and 2009, respectively, which represents a decrease of $1,152,000 or 21.6%. Total interest expense was $1,379,000 and $1,494,000 for the third quarter of 2010 and 2009, respectively, which represents a decrease of $115,000 or 7.7%.

The net interest margin was 4.37% and 4.27% for the first nine months of 2010 and 2009, respectively. The net interest margin was 4.31% and 4.55% for the third quarter of 2010 and 2009, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2010 and 2009. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,875	$5,765	$17,555	$17,067
Interest Income - Securities and Other Interest-Earnings Assets	1,075	1,092	3,173	3,417
Interest Expense - Deposits	741	826	2,290	3,234
Interest Expense -Other Borrowings	638	668	1,903	2,111

Total Net Interest Income	$5,571	$5,363	$16,535	$15,139

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$33	$37	$102	$105
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	165	157	501	458

Total Tax Benefit on Tax-Exempt Interest Income	$198	$195	$603	$564

Tax-Equivalent Net Interest Income	$5,769	$5,558	$17,138	$15,703

The tax-equivalent yield on earning assets decreased 25 basis points from 5.69% to 5.44% for the first nine months of 2009 and 2010, respectively. The tax-equivalent yield on securities decreased 46 basis points from 5.14% to 4.68% for the first nine months of 2009 and 2010, respectively. The tax-equivalent yield on loans decreased 10 basis points from 5.91% to 5.81% for the first nine months of 2009 and 2010, respectively. The average rate on interest bearing liabilities decreased 41 basis points from 1.80% to 1.39% for the first nine months of 2009 and 2010, respectively. The average rate on interest bearing deposits decreased 48 basis points from 1.43% to 0.95% for the first nine months of 2009 and 2010. In general, deposit pricing is adjusted in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings increased 3 basis points from 2.48% to 2.51% for the first nine months of 2009 and 2010. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 10 basis points from 3.29% to 3.19% for the first nine months of 2009 and 2010.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $4,150,000 and 2,900,000 for the first nine months of 2010 and 2009, respectively. Provision for the third quarter of 2010 and 2009 was $2,850,000 and $1,050,000, respectively. The current levels of the allowance for loan losses reflect specific reserves related to nonperforming loans, changes in risk ratings on loans, net charge-off activity, loan growth, delinquency trends, and other credit risk factors that the Company considers in assessing the adequacy of the allowance for loan losses. The increased provision for the third quarter 2010 resulted from both the increase in specific allocations related to additional nonaccrual loans and to an adjustment to the method of analysis of the allowance for loan losses with respect to the Bank’s loss history. The period of loss history considered for the analysis was shortened in order to better reflect the level of losses that the Bank is currently realizing.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at September 30, 2010.

Noninterest Income

Total noninterest income for the first nine months of 2010 and 2009 was $4,222,000 and $3,337,000, respectively, which represents an increase of $885,000 or 26.5%. Total noninterest income for the third quarter of 2010 and 2009 was $1,475,000 and $878,000, respectively, which represents an increase of $597,000 or 68.0%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Net gains on sales of securities were $98,000 for the first nine months of 2010. The Company had a net loss of $439,000 on sales of securities during the first nine months of 2009.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $66,000 or 10.3% from $644,000 for the first nine months of 2009 to $710,000 for the first nine months of 2010. Income from fiduciary activities increased $48,000 or 24.0% from $200,000 for the third quarter of 2009 to $248,000 for the third quarter of 2010. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $170,000 or 11.1% from $1,531,000 to $1,361,000 for the first nine months of 2009 and 2010, respectively. Service charges on deposit accounts decreased $99,000 or 18.4% from $537,000 to $438,000 for the third quarter of 2009 and 2010, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types, it has experienced a decrease in overdraft service charges.

Other service charges and fees increased $592,000 or 36.7% from $1,614,000 for the first nine months of 2009 to $2,206,000 for the first nine months of 2010. Other service charges and fees increased $160,000 or 25.2% from $634,000 for the third quarter of 2009 to $794,000 for the third quarter of 2010. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $386,000 and $370,000 for the first nine months of 2010 and 2009, respectively. The amount of fees generated from the Bank’s ATM/debit card programs increased $297,000 or 52.9% from $562,000 to $859,000 for the first nine months of 2009 and 2010, respectively. This increase resulted mostly from the manner in which the Company accounts for ATM revenue. In periods prior to 2010, ATM fee income had been netted against related expenses whereas ATM fees are now reflected as gross revenue. Mortgage origination fees were $46,000 and $248,000, an increase of $202,000 or 439.1% from 2009 and 2010. This increase can be attributed to the rise in new mortgage loans made during 2010.

Other operating income increased $66,000 or 178.4% from $37,000 to $103,000 for the first nine months of 2009 and 2010, respectively. This increase is attributed to the increase in cash surrender value of officer life insurance. Other operating income increased $1,000 from $4,000 to $5,000 for the third quarter of 2009 and 2010, respectively.

Noninterest Expenses

Total noninterest expenses increased $337,000 or 2.8% from $12,116,000 to $12,453,000 for the first nine months of 2009 and 2010, respectively. Total noninterest expenses increased $109,000 or 2.6% from $4,181,000 to $4,290,000 for the third quarter of 2009 and 2010, respectively. This increase can be mainly attributed to an increase in ATM network fees and FDIC assessments. The efficiency ratio of the Company was 57.90% and 61.70% for the nine months ended September 30, 2010 and 2009. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits decreased $83,000 or 1.2% from $6,950,000 for the first nine months of 2009 to $6,867,000 for the first nine months of 2010. Salaries and benefits decreased $160,000 or 6.4% from $2,493,000 for the third quarter of 2009 to $2,333,000 for the third quarter of 2010. Occupancy expenses decreased $101,000 or 10.8% from $935,000 to $834,000 for the first nine months of 2009 and 2010, respectively. Occupancy expenses during the third quarter of 2009 and 2010 were $291,000 and $261,000, respectively. Equipment expenses decreased $45,000 or 8.8% from $513,000 to $468,000 for the first nine months of 2009 and 2010, respectively. Equipment expenses decreased $4,000 or 2.3% from $176,000 to $172,000 for the third quarter of 2009 and 2010, respectively.

Advertising and marketing expenses increased $15,000 or 4.6% from $324,000 to $339,000 for the first nine months of 2009 and 2010, respectively. Advertising and marketing expenses decreased $3,000 or 2.1% from $142,000 to $139,000 for the third quarter of 2009 and 2010, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

FDIC assessments increased $86,000 or 14.7% from $585,000 to $671,000 for the first nine months of 2009 and 2010, respectively. On December 30, 2009, the Company prepaid its estimated quarterly FDIC assessments of $2,300,000 for 2010, 2011, and 2012.

Other operating expenses increased $280,000 or 11.2% from $2,508,000 to $2,788,000 for the first nine months of 2009 and 2010, respectively. Other operating expenses increased $221,000 or 27.5% from $803,000 to $1,024,000 for the third quarter of 2009 and 2010, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $1,010,000 and $811,000 for the first nine months of 2010 and 2009, respectively. These amounts correspond to an effective tax rate of 24.31% and 23.40% for the first nine months of 2010 and 2009, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $112,174,000 at September 30, 2010 as compared to $101,210,000 at December 31, 2009. This represents an increase of $10,964,000 or 10.8%. The Company purchased $38,238,000 in securities during the first nine months of 2010. The Company had total maturities and principal repayments of $26,749,000 during the first nine months of 2010. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2010. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2010 and December 31, 2009. The Company had an unrealized gain on available for sale securities of $4,706,000 at September 30, 2010 as compared to an unrealized gain of $2,167,000 at December 31, 2009. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $412,908,000 and $404,066,000 at September 30, 2010 and December 31, 2009, respectively. This represents an increase of $8,842,000 or 2.2% for the first nine months of 2010. The ratio of loans to deposits decreased during the nine months of 2010 from 101.5% at December 31, 2009 to 96.8% at September 30, 2010. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2010 and December 31, 2009.

Loans secured by real estate were $365,873,000 or 88.6% and $358,374,000 or 88.7% of total loans at September 30, 2010 and December 31, 2009, respectively. This represents an increase of $7,499,000 or 2.1% during the first nine months of 2010. Consumer installment loans were $14,989,000 or 3.6% and $16,115,000 or 4.0% of total loans at September 30, 2010 and December 31, 2009, respectively. This represents a decrease of $1,126,000 or 7.0% during the first nine months of 2010. Commercial and industrial loans were $27,356,000 or 6.6% and $24,268,000 or 6.0% of total loans at September 30, 2010 and December 31, 2009, respectively. This represents an increase of $3,088,000 or 12.7% for the first nine months of 2010.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009. Charged-off loans were $2,430,000 and $2,746,000 for the nine months ended September 30, 2010 and 2009, respectively. Recoveries were $143,000 and $221,000 for the nine months ended September 30, 2010 and 2009, respectively. This resulted in net charge-offs of $2,287,000 and $2,525,000 for the nine months ended September 30, 2010 and 2009, respectively. The allowance for loan losses as a percentage of loans was 1.90% at September 30, 2010 and 1.48% at December 31, 2009. The allowance for loan losses was 52.5% of nonperforming assets at September 30, 2010 and 75.8% of nonperforming assets at December 31, 2009.

Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. Non-performing loans and delinquent loans are affected by factors such as the economic conditions in the Company’s geographic region and interest rates. These factors are generally not within the Company’s control. A decline in the fair values of the collateral for the non-performing loans could result in additional future provision for loan losses depending on the timing and severity of the decline. The Company continues to evaluate the underlying collateral of each non-accrual loan and pursue the collection of interest and principal. Generally when a loan becomes past due or is adversely classified, an updated appraisal of the collateral is obtained. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming and Other Assets

Nonperforming assets consist of nonaccrual loans and other real estate owned (foreclosed properties). Nonaccrual loans were $9,870,000 and $5,099,000 at September 30, 2010 and December 31, 2009, respectively. Other real estate owned was $2,117,000 and $2,776,000 at September 30, 2010 and December 31, 2009, respectively. The percentage of nonperforming assets to loans and other real estate owned was 3.6% at September 30, 2010 and 1.9% at December 31, 2009. Because the Company’s loan portfolio has a significant concentration in real estate loans, the softening of real estate values within the Company’s market as well as the declines in housing activity have negatively impacted non performing asset levels. Total loans past due 90 days or more and still accruing interest were $208,000 and $13,000 at September 30, 2010 and December 31, 2009, respectively.

During the third quarter of 2010, the Bank placed 12 loans totaling $5,400,000 on non accrual status. A large portion of the nonaccrual loans was attributed to one loan of $2,200,000 on a commercial office building. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provision. Such restructured loans can be included in impaired loans. However, restructured loans are not considered nonperforming assets. At September 30, 2010, the Company had $2,011,000 in restructured loans.

Deposits

Total deposits were $426,663,000 and $398,107,000 at September 30, 2010 and December 31, 2009, respectively. This represents an increase of $28,556,000 or 7.2% during the first nine months of 2010. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2010 and December 31, 2009.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $6,834,000 or 7.6% from $90,575,000 at December 31, 2009 to $97,409,000 at September 30, 2010. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts, increased $7,313,000 or 4.3% from $170,485,000 at December 31, 2009 to $177,798,000 at September 30, 2010. Time deposits increased $14,409,000 or 10.5% from $137,047,000 at December 31, 2009 to $151,456,000 at September 30, 2010. This is comprised of an increase in time deposits of $100,000 and more of $9,474,000 or 17.8% and an increase in time deposits of less than $100,000 of $4,935,000 or 5.9%. Time deposits also included $31,633,000 and $18,913,000 in brokered certificates of deposit at September 30, 2010 and December 31, 2009.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000. Core deposits totaled $343,705,000 or 80.6% and $333,942,000 or 83.9% of total deposits at September 30, 2010 and December 31, 2009, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2010 was $54,875,000, reflecting a percentage of total assets of 9.81%, as compared to $51,643,000 and 9.65% at December 31, 2009. Shareholders’ equity per share increased $0.81 or 5.1% to $16.86 per share at September 30, 2010 from $16.05 per share at December 31, 2009. During the first three quarters of 2009 and 2010, the Company paid a dividend of $0.51. Total dividends paid during 2009 were $0.68 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 14.69% at September 30, 2010 as compared to 14.41% at December 31, 2009. The Company’s total risk-based capital ratio was 15.95% at September 30, 2010 as compared to 15.66% at December 31, 2009. The Company’s Tier 1 capital to average total assets ratio was 10.64% at September 30, 2010 as compared to 10.84% at December 31, 2009. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2010, liquid assets totaled $224,134,000 as compared to $205,709,000 at December 31, 2009. These amounts represent 44.4% and 42.5% of total liabilities at September 30, 2010 and December 31, 2009, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2009 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of November, 2010.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen S. Chappell Vice President, Chief Financial Officer