Form 10-K
period 2010-12-31
EAGLE FINANCIAL SERVICES INC
filed 2011-03-30
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2010 was $43,212,592.

The number of shares of the registrant’s Common Stock outstanding at March 1, 2011 was 3,279,940.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1.	Business

General

Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.

The Bank has ten full-service branches and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has offices located in Clarke County, Frederick County, and the City of Winchester. This market area is located in northwestern Virginia. In 2011, the Bank will open its eleventh branch servicing Loudoun County. With the addition of this branch, the Bank’s market area will increase to approximately 430,000 based on the 2010 Census.

The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial loans. Branded credit cards are offered through a larger financial institution and the Bank also has a merchant services program which allows its commercial customers to accept credit card payments. The Bank has fourteen ATM locations in its trade area and issues both ATM cards and Debit cards to deposit customers. These cards can be used to withdraw cash at most ATM’s through the Bank’s membership in both regional and national networks. These cards can also be used to make purchases at retailers who accept transactions through the same regional and national networks. The Bank offers telephone banking, internet banking, and mobile banking to its customers. Internet banking also offers online bill payment to consumer and commercial customers. The Bank offers other commercial deposit account services such as ACH origination and remote deposit capture.

Eagle Investment Group (“EIG”) offers both a trust department and investment services. The trust services division of EIG offers a full range of personal and retirement plan services, which include serving as agent for bill paying and custody of assets, as investment manager with full authority or advisor, as trustee or co-trustee for trusts under will or under agreement, as trustee of life insurance trusts, as guardian or committee, as agent under a power of attorney, as executor or co-executor for estates, as custodian or investment advisor for individual retirement plans, and as trustee or trust advisor for corporate retirement plans such as profit sharing and 401(k) plans. The brokerage division of EIG offers a full range of investment services, which include tax-deferred annuities, IRAs and rollovers, mutual funds, retirement plans, 529 college savings plans, life insurance, long term care insurance, fixed income investing, brokerage CDs, and full service or discount brokerage services. Non-deposit investment products are offered through a third party provider.

In addition to the Bank, the Company has a wholly owned subsidiary, Eagle Financial Statutory Trust II, which was formed in connection with the issuance of $7,000,000 in trust preferred securities in 2007. During the second quarter of 2007, the outstanding capital securities issued through Eagle Financial Statutory Trust I were redeemed and this subsidiary was subsequently dissolved. The Company is also a general partner in a low income housing project. The Company’s subsidiary, Bank of Clarke County, is a partner in Bankers Title Shenandoah, LLC, which sells title insurance, and is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks.

Employees

The Company, including the Bank, had 48 officers, 98 other full-time and 22 part-time employees (or 155 full-time equivalent employees) at December 31, 2010. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

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

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2010 as reported to the FDIC, the Company has 19.7% of the total deposits in its market area, which is the second largest share behind BB&T.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. During the year ended December 31, 2010, the Bank paid $1,500,000 in dividends payable to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. Effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less average tangible equity, and the initial base assessment rates will be between 5 and 35 basis points depending on the institutions risk category, and subject to potential adjustment based on certain long-term unsecured debt and brokered deposits held by the institution.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount to $250,000. The legislation did not change coverage for retirement accounts, which continues to be $250,000. Beginning December 31, 2010 through December 31, 2012, all deposits held in non-interest bearing transaction accounts at FDIC insured institutions will be fully insured regardless of the amount in the account. This was not charged a special assessment by the FDIC.

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

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. Accordingly, the Company’s trust preferred securities will continue to qualify as Tier 1 capital.

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

Transactions with Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

The Dodd-Frank Act also provides that banks may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties, and (ii) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the bank, it has been approved in advance by a majority of the bank’s non-interested directors.

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

Future Regulatory Uncertainty Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal and state regulation of financial institutions may change in the future and, as a result, impact our operations. Although Congress and the state legislature in recent years have sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Incentive Compensation. In June 2010, the Federal Reserve issued a final rule on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. Banking organizations are instructed to review their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

Dodd-Frank Act. In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 and beyond through regulations to be adopted by various federal banking and securities regulatory agencies. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that could impact the Bank include the following:

•

FDIC Assessments. The Dodd-Frank Act changes the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity. In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•

Interest on Demand Deposits. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•

Interchange Fees. The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that, if this measure is implemented, all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

•

Consumer Financial Protection Bureau. The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•

Mortgage Lending. New requirements are imposed on mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•

Holding Company Capital Levels. Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks. In addition, all trust preferred securities issued after May 19, 2010 will be counted as Tier 2 capital, but the Company’s currently outstanding trust preferred securities will continue to qualify as Tier 1 capital.

•

De Novo Interstate Branching. National and state banks are permitted to establish de novo interstate branches outside of their home state, and bank holding companies and banks must be well-capitalized and well managed in order to acquire banks located outside their home state.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Corporate Governance. The Dodd-Frank Act includes corporate governance revisions that apply to all public companies, not just financial institutions, including with regard to executive compensation and proxy access to shareholders.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Item 1A.	Risk Factors

The Company is subject to many risks that could adversely affect its future financial condition and performance and, therefore, the market value of its securities. The risk factors applicable to the Company include, but are not limited to the following:

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market, falling home prices and increasing foreclosures, and unemployment and under-employment have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

The Company’s concentration in loans secured by real estate may increase its credit losses, which would negatively affect our financial results.

At December 31, 2010, loans secured by real estate totaled $364,852,000 and represented 89.3% of the Company’s loan portfolio. If adverse changes in the local real estate market or in the local or national economy continue, borrowers’ ability to pay these loans may be further impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

Government measures to regulate the financial industry, including the recently enacted Dodd-Frank Act, subject us to increased regulation and could aversely affect us.

As a financial institution, we are heavily regulated at the state and federal levels. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank. Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several months and years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations. Among other things, the Dodd-Frank Act and the regulations implemented thereunder could limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies. As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

The Company relies heavily on its senior management team and the unexpected loss of key officers could adversely affect operations.

The Company believes that its growth and success depends heavily upon the skills of its senior management team. The Company also depends on the experience of its subsidiary’s officers and on their relationships with the customers they serve. The loss of one or more of these officers could disrupt the Company’s operations and impair its ability to implement its business strategy, which could adversely affect the Company’s financial condition and performance.

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

Corporate Headquarters:

2 East Main Street Berryville, Virginia 22611 County of Clarke	The main office, owned by the Bank, is a two-story building of brick construction. It houses a full-service branch location, including lending services. In addition, it houses the Bank’s Operations, Information Technology, Finance, Human Resources, and Marketing Departments. This location has an ATM, but no drive-up banking.

Banking Locations:

108 West Main Street Boyce, Virginia 22620	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking, and a drive-up ATM.

202 North Loudoun Street Winchester, Virginia 22601	This location, owned by the Bank, is a three-story brick building. The first floor houses the branch services, including drive-up banking and a drive-up ATM. The Bank’s loan department is located on the second floor, which includes loan officers, loan operations and collections. Eagle Investment Group is located on the third floor along with a few businesses who lease office space that the Bank does not currently need. The basement of this location serves as a training facility for the Bank.

400 McNeil Drive Berryville, Virginia 22611	This location, owned by the Bank, offers drive-up banking only. It also has a drive-up ATM.

1508 Senseny Road Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1460 North Frederick Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

3360 Valley Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1879 Berryville Pike Winchester, Virginia 22602	The Bank leases the land on which this branch was constructed. This location has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

382 Fairfax Pike Stephens City, Virginia 22655	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

2555 Pleasant Valley Road Winchester, Virginia 22601	This location, owned by the Bank, opened in July 2010 and replaced the branch located on Jubal Early Drive. The branch has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

110 Crock Wells Mill Drive Winchester, Virginia 22603	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

Other Properties:

21 Main Street Round Hill, VA 20141	This location, leased by the Bank, is scheduled to open in early 2011 and will be the bank’s first branch located in Loudoun County. It will have a full-service lobby, including lending services. It will also have drive-up banking and a drive-up ATM.

18 North Church Street Berryville, Virginia	This building is currently vacant and up for sale.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2010 and 2009. The Company may not be aware of the per share price of all trades made.

Common Stock Market Price and Dividend Data

	2010		2009		Dividends Per Share
	High	Low	High	Low	2010	2009
1st Quarter	$18.25	$15.75	$20.25	$11.00	$0.17	$0.17
2nd Quarter	18.25	16.00	17.60	14.60	0.17	0.17
3rd Quarter	18.01	15.82	16.25	15.00	0.17	0.17
4th Quarter	17.75	16.30	16.00	15.10	0.18	0.17

As of March 1, 2011, the Company had approximately 1,207 shareholders of record.

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

In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect its dividend policies. The Federal Reserve has indicated that a bank holding company should generally pay dividends only if its current earnings are sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2005 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 16, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

	2005	2006	2007	2008	2009	2010
Eagle Financial Services, Inc.	$100	$139	$108	$79	$81	$89
NASDAQ Bank Index	100	111	87	66	54	60
NASDAQ Composite Index	100	110	120	72	103	120

Item 6.	Selected Financial Data

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$27,789	$27,453	$29,439	$31,162	$29,209
Interest expense	5,530	6,793	10,512	13,892	11,705

Net interest income	$22,259	$20,660	$18,927	$17,270	$17,504
Provision for loan losses	6,325	4,350	2,310	550	300

Net interest income after provision for loan losses	$15,934	$16,310	$16,617	$16,720	$17,204
Noninterest income	5,499	4,626	4,609	6,192	5,447

Net revenue	$21,433	$20,936	$21,226	$22,912	$22,651
Noninterest expenses	16,809	16,480	15,814	15,551	14,301

Income before income taxes	$4,624	$4,456	$5,412	$7,361	$8,350
Applicable income taxes	1,019	1,015	1,357	2,100	2,492

Net Income	$3,605	$3,441	$4,055	$5,261	$5,858

Performance Ratios:
Return on average assets	0.65%	0.65%	0.79%	1.04%	1.20%
Return on average equity	6.71%	7.06%	8.81%	12.25%	15.27%
Shareholders’ equity to assets	9.63%	9.65%	8.87%	8.90%	7.98%
Dividend payout ratio	61.98%	63.02%	52.01%	37.87%	31.56%
Non-performing loans to total loans	2.05%	1.26%	0.87%	0.00%	0.00%
Non-performing assets to total assets	1.82%	1.47%	0.78%	0.04%	0.00%
Per Share Data (1):
Net income, basic	$1.11	$1.09	$1.29	$1.70	$1.91
Net income, diluted	1.11	1.08	1.29	1.69	1.90
Cash dividends declared	0.69	0.68	0.67	0.64	0.60
Book value	16.50	16.05	14.79	14.57	13.23
Market price	16.50	15.75	16.10	22.75	30.00
Average shares outstanding, basic	3,243,292	3,177,244	3,136,535	3,101,276	3,071,930
Average shares outstanding, diluted	3,250,868	3,184,534	3,143,907	3,113,792	3,087,053
Balance Sheet Data:
Total securities	$113,776	$101,210	$98,919	$84,237	$91,624
Total loans	408,449	404,066	390,086	389,661	386,046
Total assets	558,840	535,385	528,142	507,551	512,996
Total deposits	429,296	398,107	386,527	379,585	397,450
Shareholders’ equity	53,829	51,643	46,829	45,178	40,937

(1)	Per share amounts have been adjusted to reflect a two-for-one stock split of the Company’s common stock on March 15, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2010, the Company had total assets of $558,840,000, net loans of $401,338,000, total deposits of $429,296,000 and shareholders’ equity of $53,829,000. The Company’s net income was $3,605,000 for the year ended December 31, 2010.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated and that the losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2010 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for 2010 was $3,605,000, an increase of $164,000 or 4.8% over 2009’s net income of $3,441,000. Net income for 2009 decreased $614,000 or 15.1% from 2008’s net income of $4,055,000. Diluted earnings per share were $1.11, $1.08, and $1.29 for 2010, 2009, and 2009, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 0.65%, 0.65%, and 0.79% for 2010, 2009, and 2008, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 6.71%, 7.06%, and 8.81% for 2010, 2009, and 2008, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $22,259,000 for 2010, $20,660,000 for 2009, and $18,927,000 for 2008, which represents an increase of $1,599,000 or 7.7% and $1,733,000 or 9.2% for 2010 and 2009, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $27,789,000 for 2010, $27,453,000 for 2009, and $29,439,000 for 2008, which represents an increase of $336,000 or 1.2% and a decrease of $1,986,000 or 6.8% for 2010 and 2009, respectively. Total interest expense was $5,530,000 for 2010, $6,793,000 for 2009, and $10,512,000 for 2008, which represents a decrease of $1,263,000 or 18.6% and $3,719,000 or 35.4% in 2010 and 2009, respectively.

The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2010, 2009, and 2008.

The net interest margin was 4.38% for 2010, 4.31% for 2009, and 4.02% for 2008. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2010, 2009, and 2008. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2010, 2009, and 2008.

The tax-equivalent yield on earning assets decreased 25 points from 2009 to 2010 and 50 points from 2008 to 2009. The tax-equivalent yield on securities decreased 46 points from 2009 to 2010 and 36 points from 2008 to 2009. The tax-equivalent yield on loans decreased 11 basis points from 2009 to 2010 and 48 basis points from 2008 to 2009.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	2010			2009			2008
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$72,029	$2,935	4.07%	$66,132	$3,245	4.91%	$65,099	$3,457	5.31%
Tax-Exempt (1)	34,612	1,973	5.70%	33,670	1,809	5.37%	30,566	1,731	5.66%

Total Securities	$106,641	$4,908	4.60%	$99,802	$5,054	5.06%	$95,665	$5,188	5.42%
Loans: (2)
Taxable	402,143	23,269	5.79%	385,423	22,728	5.90%	385,214	24,575	6.38%
Tax-Exempt (1)	5,600	394	7.04%	5,974	413	6.91%	4,651	325	6.99%

Total Loans	$407,743	$23,663	5.80%	$391,397	$23,141	5.91%	$389,865	$24,900	6.39%
Federal funds sold	1,326	2	0.15%	4,937	10	0.20%	2,195	45	2.05%
Interest-bearing deposits in other banks	11,054	21	0.19%	221	3	1.36%	198	5	2.53%

Total earning assets	$526,764	$28,594	5.43%	$496,357	$28,208	5.68%	$487,923	$30,138	6.18%

Allowance for loan losses	(6,638)			(4,673)			(3,466)
Total non-earning assets	33,673			34,473			31,714

Total assets	$553,799			$526,157			$516,171

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$69,154	$274	0.40%	$60,338	$306	0.51%	$60,774	$680	1.12%
Money market accounts	66,819	407	0.61%	60,001	543	0.90%	52,464	975	1.86%
Savings accounts	40,570	69	0.17%	36,160	108	0.30%	33,748	214	0.63%
Time deposits:
$100,000 and more	59,944	710	1.18%	51,455	1,941	3.77%	68,732	2,451	3.57%
Less than $100,000	87,940	1,523	1.73%	94,523	1,142	1.21%	74,445	2,658	3.57%

Total interest-bearing deposits	$324,427	$2,983	0.92%	$302,477	$4,040	1.34%	$290,163	$6,978	2.40%
Federal funds purchased and securities sold under agreements to repurchase	15,473	387	2.50%	15,736	392	2.49%	17,119	482	2.82%
Federal Home Loan Bank advances	56,277	1,844	3.28%	63,709	2,042	3.21%	71,762	2,706	3.77%
Trust preferred capital notes	7,217	316	4.38%	7,217	319	4.42%	7,217	346	4.79%

Total interest-bearing liabilities	$403,394	$5,530	1.37%	$389,139	$6,793	1.75%	$386,261	$10,512	2.72%

Noninterest-bearing liabilities:
Demand deposits	93,583			84,876			81,033
Other Liabilities	3,114			3,423			2,823

Total liabilities	$500,091			$477,438			$470,117
Shareholders’ equity	53,708			48,719			46,054

Total liabilities and shareholders’ equity	$553,799			$526,157			$516,171

Net interest income		$23,064			$21,415			$19,626

Net interest spread			4.06%			3.93%			3.46%
Interest expense as a percent of average earning assets			1.05%			1.37%			2.15%
Net interest margin			4.38%			4.31%			4.02%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 34%.
(2)	Nonaccrual loans are included in the average loan balance.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	December 31,
	2010	2009	2008
GAAP Financial Measurements:
Interest Income - Loans	$23,529	$23,001	$24,790
Interest Income - Securities and Other Interest-Earnings Assets	4,260	4,452	4,649
Interest Expense - Deposits	2,983	4,040	6,978
Interest Expense - Other Borrowings	2,547	2,753	3,534

Total Net Interest Income	$22,259	$20,660	$18,927
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$134	$140	$111
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	671	615	588

Total Tax Benefit on Tax-Exempt Interest Income	$805	$755	$699

Tax-Equivalent Net Interest Income	$23,064	$21,415	$19,626

The average rate on interest-bearing liabilities decreased 38 points from 2009 to 2010 and 97 points from 2008 to 2009. These changes were caused primarily by deposit pricing and product mix. The average rate on total interest-bearing deposits decreased 42 basis points from 2009 to 2010 and 106 basis points from 2008 to 2009. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $20,044,000 or 12.8% from $156,499,000 during 2009 to $176,543,000 in 2010 and increased $9,513,000 or 6.5% from $146,986,000 during 2008 to $156,499,000 during 2009. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The Company also borrows funds for a longer term through wholesale repurchase agreements, which require marketable securities as collateral. The average rate on these borrowings decreased 1 point from 2009 to 2010 and decreased 33 points from 2008 to 2009. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which remained at 0.25% during 2010. The rate on retail repurchase agreements is variable and changes monthly. Finally, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances increased 7 basis points from 2009 to 2010 and decreased 56 basis points from 2008 to 2009. The average balance on FHLB advances decreased $7,432,000 in 2010.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Tax-equivalent net interest income increased $1,649,000 during 2010. The increase in tax-equivalent net interest income during 2010 is comprised of an increase due to volume of $1,102,000 and an increase due to rate of $547,000. The change in tax-equivalent net interest income during 2010 was primarily affected by low rates on deposits, Federal Home Loan Bank advances, and taxable loans.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2010 vs 2009			2009 vs 2008
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$337	$(647)	$(310)	$57	$(269)	$(212)
Tax-exempt	51	113	164	157	(79)	78
Loans:
Taxable	949	(408)	541	13	(1,860)	(1,847)
Tax-exempt	(27)	8	(19)	92	(4)	88
Federal funds sold	(6)	(2)	(8)	(126)	91	(35)
Interest-bearing deposits in other banks	18	—	18	1	(3)	(2)

Total earning assets	$1,322	$(936)	$386	$194	$(2,124)	$(1,930)

Interest-Bearing Liabilities:
NOW accounts	$67	$(99)	$(32)	$(5)	$(369)	$(374)
Money market accounts	74	(210)	(136)	167	(599)	(432)
Savings accounts	15	(54)	(39)	17	(123)	(106)
Time deposits:
$100,000 and more	389	(1,620)	(1,231)	(656)	146	(510)
Less than $100,000	(74)	455	381	1,045	(2,561)	(1,516)

Total interest-bearing deposits	$471	$(1,528)	$(1,057)	$568	$(3,506)	$(2,938)

Federal funds purchased and securities sold under agreements to repurchase	$(7)	$2	$(5)	$(37)	$(53)	$(90)
Federal Home Loan Bank advances	(244)	46	(198)	(286)	(378)	(664)
Trust preferred capital notes	—	(3)	(3)	—	(27)	(27)

Total interest-bearing liabilities	$220	$(1,483)	$(1,263)	$245	$(3,964)	$(3,719)

Change in net interest income	$1,102	$547	$1,649	$(51)	$1,840	$1,789

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $6,325,000 for 2010, $4,350,000 for 2009, and $2,310,000 for 2008. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income

Total noninterest income was $5,449,000, $4,626,000, and $4,609,000 during 2010, 2009, and 2008, respectively. This represents an increase of $873,000 or 18.9% for 2010 and $17,000 or 0.4% for 2009. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

In 2010, the Company sold $2,853,000 in available for sale securities for a gain of $98,000. In 2009, the Company sold $1,959,000 in available for sale securities for a net loss of $419,000 and a gain of $7,000 was recognized in calls of securities. There were no sales or calls of securities which resulted in a gain or loss during 2008.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, was $917,000, $818,000, and $911,000 during 2010, 2009, and 2008, respectively. This represents an increase of $99,000 or 12.1% during 2010 and a decrease of $93,000 or 10.2% during 2009. In 2010, the increase in fiduciary income was based on the higher market value of assets under management.

Service charges on deposit accounts were $1,784,000, $2,053,000, and $2,333,000 during 2010, 2009, and 2008, respectively. This represents a decrease of $269,000 or 13.1% for 2010 and $280,000 or 12.0% for 2009. The primary component of service charges on deposit accounts is overdraft fee income. The decline in income is primarily the result of lower overdraft fee volume. However more recently, regulatory changes on the charges of these type fees have also negatively impacted this item.

Other service charges and fees were $2,993,000, $2,148,000, and $2,565,000 during 2010, 2009, and 2008, respectively. This represents an increase of $845,000 or 39.4% for 2010 and a decrease of $417,000 or 16.3% for 2009. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, and fees generated from the Bank’s ATM/debit card programs. Commissions from the sale of non-deposit investment products through Eagle Investment

Group were $509,000, $549,000, and $810,000 during 2010, 2009, and 2008, respectively. This represents a decrease of $40,000 or 7.3% during 2010 and $261,000 or 32.2% during 2009. Fees received from the Bank’s credit card program were $577,000, $472,000 and $522,000 during 2010, 2009, and 2008, respectively. This represents an increase of $105,000 or 22.3% during 2010 and a decrease of $50,000 or 9.6% during 2009. Fees generated from the Bank’s ATM/debit card programs were $1,166,000, $719,000, and $844,000 during 2010, 2009, and 2008, respectively. This represents an increase of $447,000 in 2010 and a decrease of $125,000 during 2009. Prior to 2010, ATM income was netted against expenses. This accounting change can be attributed to the increase in 2010. The Dodd-Frank Act amended the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. This could potentially lower the Bank’s debit card income significantly in the future.

Other operating income was $128,000, $52,000, and $212,000 for 2010, 2009, and 2008, respectively. This represents an increase of $76,000 or 146.2% during 2010 and a decrease of $160,000 or 75.5% during 2009. The increase in 2010 is from an increase in officer insurance income.

Noninterest Expenses

Total noninterest expenses were $16,809,000, 16,480,000, and $15,814,000 during 2010, 2009, and 2008, respectively. This represents an increase of $329,000 or 2.0% during 2010 and $666,000 or 4.2% during 2009. The efficiency ratio of the Company was 58.23%, 62.28%, and 59.39% for 2010, 2009, and 2008, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding certain non-recurring gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and employee benefits were $9,263,000, $9,262,000, and $9,069,000 during 2010, 2009, and 2008, respectively. This represents an increase of $1,000 or 0.0% for 2010 and $193,000 or 2.1% for 2009. Occupancy expenses were $1,142,000, $1,069,000, and $1,189,000 during 2010, 2009, and 2008, respectively. This represents an increase of $73,000 or 6.8% during 2010 and a decrease of $120,000 or 10.1% during 2009. Equipment expenses were $625,000, $665,000, and $700,000 during 2010, 2009, and 2008, respectively. This represents a decrease of $40,000 or 6.0% during 2010 and $35,000 or 5.0% during 2009.

Advertising and marketing expenses were $435,000, $409,000, and $406,000 during 2010, 2009, and 2008, respectively. This represents an increase of $26,000 or 6.4% during 2010 and $3,000 or 0.7% during 2009. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

Other operating expenses were $3,785,000, $3,493,000, and $3,547,000 during 2010, 2009, and 2008. Other operating expenses increased $292,000 or 8.4% during 2010 and decreased $54,000 or 1.5% during 2009. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, ATM network fees, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $1,019,000, $1,015,000, and $1,357,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The change in income tax expense can be attributed to changes in taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 22.04%, 22.78%, and 25.07% for 2010, 2009, and 2008, respectively. Note 8 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2010, 2009, and 2008.

FINANCIAL CONDITION

Assets, Liabilities and Shareholders Equity

The Company’s total assets were $558,840,000 at December 31, 2010, up $23,455,000 or 4.4% from $535,385,000 at December 31, 2009. Securities increased $12,983,000 or 13.4% from 2009 to 2010. Loans, net of allowance for loan losses, increased by $3,242,000 or 0.8% from 2009 to 2010. Total liabilities were $505,011,000 at December 31, 2010, compared to $483,742,000 at December 31, 2009. Total shareholders’ equity at year end 2010 and 2009 was $53,829,000 and $51,643,000, respectively.

Securities

        Total securities at December 31, 2010 were $109,794,000 as compared to $96,811,000 at of December 31, 2009, which represents an increase of $12,983,000 or 13.4% during 2010. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2010, 2009, and 2008. The Company purchased $50,180,000 in securities during 2010. This amount includes $29,160,000 or 58.1% in obligations of U.S. government corporations and agencies, $7,583,000 or 15.1% in mortgage-backed securities, and $13,437,000 or 26.8% in obligations of states and political subdivisions. The Company had $34,592,000 in maturities and principal repayments on securities during 2010. This amount includes $23,063,000 or 66.7% in obligations of U.S. government corporations and agencies, $4,030,000 or 11.7% in mortgage-backed securities, $7,309,000 or 21.1% in obligations of states and political subdivisions, and $190,000 or 0.5% in corporate securities. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2010. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2010 and 2009.

Securities Portfolio

(dollars in thousands)

	December 31,
	2010	2009	2008
Securities available for sale:
Obligations of U.S. government corporations and agencies	$33,150	$27,045	$26,286
Mortgage-backed securities	16,157	15,620	20,502
Obligations of states and political subdivisions	42,908	37,057	31,545
Corporate securities	15,401	14,944	13,950
Equity securities	2,178	2,145	2,187

	$109,794	$96,811	$94,470

The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $2,343,000 and $2,167,000 at December 31, 2010 and 2009, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2010. The table indicates that $82,060,000 or 72.1% of the portfolio will mature within five years. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2010
							Due after 10 years
	Due in one year		Due after 1		Due after 5		and
	or less		through 5 years		through 10 years		Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$—	—	$18,738	2.45%	$13,384	3.23%	$1,028	2.50%	$33,150	2.77%
Mortgage-backed securities	—		1,240	5.21%	4,812	3.51%	10,105	3.78%	16,157	3.80%
Corporate securities	1,533	6.56%	5,351	6.65%	5,281	6.11%	3,236	1.62%	15,401	6.08%
Obligations of states and political subdivisions, taxable	—	—	260	3.98%	4,713	2.51%	3,070	5.51%	8,043	3.72%
Equity securities	—		—		—		2,178	11.15%	2,178	11.15%
Total taxable	$1,533		$25,589		$28,190		$19,617		$74,929

Obligations of states and political subdivisions, tax-exempt (1)	—	—	15,612	5.60%	11,136	5.60%	8,117	4.85%	34,865	5.42%

Total	$1,533		$41,201		$39,326		$27,734		$109,794

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $408,449,000 and $404,066,000 at December 31, 2010 and 2009, respectively. This represents an increase of $4,383,000 or 1.1% for 2010. The ratio of loans to deposits decreased during the year from 101.5% to 95.1% at December 31, 2009 and 2010, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio

(dollars in thousands)

	December 31,
	2010	2009	2008	2007	2006
Loans secured by real estate:
Construction and land development	$31,560	$34,531	$36,990	$33,268	$46,477
Secured by farmland	4,332	5,636	5,305	7,468	6,859
Secured by 1-4 family residential properties	207,671	205,579	189,874	182,343	173,839
Multifamily	4,908	3,112	2,973	2,685	3,156
Commercial	116,381	109,516	107,749	108,880	98,369
Loans to farmers	1,293	1,284	1,065	1,039	1,406
Commercial and industrial loans	24,449	24,268	23,629	27,027	26,938
Consumer installment loans	14,518	16,115	18,835	25,368	28,382
All other loans	3,337	4,025	3,666	1,583	620

Total loans	$408,449	$404,066	$390,086	$389,661	$386,046

Loans secured by real estate were $364,852,000 or 89.3% and $358,374,000 or 88.7% of total loans at December 31, 2010 and 2009, respectively. This represents an increase of $6,478,000 or 1.8% for 2010. Consumer installment loans were $14,518,000 or 3.6% and $16,115,000 or 4.0% of total loans at December 31, 2010 and 2009, respectively. This represents a decrease of $1,597,000 or 9.9% for 2010. Commercial and industrial loans were $24,449,000 or 6.0% and $24,268,000 of 6.0% of total loans at December 31, 2010 and 2009. This represents an increase of $181,000 or 0.8% for 2010.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $348,999,000 or 85.4% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2010
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$24,345	$7,062	$153	$31,560
Secured by farmland	1,569	2,324	439	4,332
Secured by 1-4 family residential properties	35,203	122,329	50,139	207,671
Multifamily	1,068	3,840	—	4,908
Commercial	19,276	90,205	6,900	116,381
Loans to farmers	839	454	—	1,293
Commercial and industrial loans	15,211	7,628	1,610	24,449
Consumer installment loans	1,837	12,472	209	14,518
All other loans	300	3,037	—	3,337

	$99,648	$249,351	$59,450	$408,449

For maturities over one year:
Floating rate loans		$20,916	$14,223	$35,139
Fixed rate loans		228,435	45,227	273,662

		$249,351	$59,450	$308,801

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There was $10,182,000 in total non-performing assets, which consist of non-accrual loans, foreclosed property, and repossessed assets at December 31, 2010. This is an increase of $2,284,000 when compared to the December 31, 2009 balance of $7,898,000.

Nonaccrual loans were $8,377,000 and $5,099,000 at December 31, 2010 and 2009, respectively. The gross amount of interest income that would have been recognized on nonaccrual loans was $341,000 for 2010 and $403,000 for 2009. None of this interest income was included in net income for 2010 or 2009. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2010 totaled $6,439,000 and had $1,150,000 in specific allocations.

Foreclosed property decreased to $1,783,000 at December 31, 2010, compared to $2,776,000 at December 31, 2009. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A loss of $338,000 was recognized on the sale of other real estate owned during 2010.

Total loans past due 90 days or more and still accruing interest were $10,000 or less than 0.01%, $13,000 or less than 0.01%, and $509,000 or 0.13% of total loans at December 31, 2010, 2009, and 2008, respectively. The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual.

Nonperforming and Other Assets

Nonperforming assets consist of nonaccrual loans, other real estate owned (foreclosed properties), and repossessed assets. The table titled “Nonperforming Assets” shows the amount of nonperforming assets and loans past due 90 days and accruing interest outstanding during the last five years. The table also shows the ratios for the allowance for loan losses as a percentage of nonperforming assets and nonperforming assets as a percentage of loans outstanding and other real estate owned.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provision. Such restructured loans are included in impaired loans. At December 31, 2010, the Company had $8,469,000 in restructured loans. There were no restructured loans at December 31, 2009 and 2008.

Nonperforming Assets

(dollars in thousands)

	December 31,
	2010	2009	2008	2007	2006
Nonaccrual loans	$8,377	$5,099	$3,385	$—	$—
Other real estate owned and repossessed assets	1,805	2,776	734	215	215

Total nonperforming assets	$10,182	$7,875	$4,119	$215	$215

Loans past due 90 days and accruing interest	$10	$13	$509	$813	$484

Allowance for loan losses to nonperforming assets	70%	76%	110%	1484%	1539%
Non-performing assets to period end loans and other real estate owned	2.48%	1.94%	1.05%	0.06%	0.06%

Allowance for Loan Losses

The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.

Charged-off loans were $5,475,000, $3,153,000, and $1,077,000 for 2010, 2009, and 2008, respectively. Recoveries were $291,000, $252,000, and $97,000 for 2010, 2009, and 2008, respectively. Net charge-offs were $5,184,000, $2,901,000, and $980,000 for 2010, 2009, and 2008, respectively. This represents an increase in net charge-offs of $2,283,000 or 78.7% for 2010 and $1,921,000 or 196.0% for 2009. The allowance for loan losses as a percentage of loans was 1.74%, 1.48%, and 1.16% at the end of 2010, 2009, and 2008, respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 1.37 times for 2010, 2.06 times for 2009, and 4.61 times for 2008. The ratio of net charge-offs to average loans was 1.27% for 2010, 0.74% for 2009, and 0.25% for 2008.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2010, 2009, 2008, 2007, and 2006. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	December 31,
	2010	2009	2008	2007	2006
Balance, beginning of period	$5,970	$4,521	$3,191	$3,308	$3,582

Loans Charged-Off:
Commercial, financial and agricultural	1,077	466	261	131	375
Real estate-construction and land development	2,917	1,090	256	141	—
Real estate-mortgage	1,239	1,141	306	96	128
Consumer	242	456	254	437	231

Total loans charged off	$5,475	$3,153	$1,077	$805	$734

Recoveries:
Commercial, financial and agricultural	$72	$98	$—	$40	$1
Real estate-construction and land development	—	—	14	—	—
Real estate-mortgage	102	—	2	2	—
Consumer	117	154	81	96	159

Total recoveries	$291	$252	$97	$138	$160

Net charge-offs	5,184	2,901	980	667	574
Provision for loan losses	6,325	4,350	2,310	550	300

Balance, end of period	$7,111	$5,970	$4,521	$3,191	$3,308

Ratio of allowance for loan losses to loans outstanding at period end	1.74%	1.48%	1.16%	0.82%	0.86%
Ratio of net charge offs to average loans outstanding during the period	1.27%	0.74%	0.25%	0.17%	0.16%

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commerical, Financial,		Real Estate		Real Estate		Consumer and
	and Agricultural		Construction		Mortgage		Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2010	$819	6.0%	$1,386	8.8%	$4,688	80.5%	$218	4.7%
December 31, 2009	$1,417	7.3%	$1,735	8.5%	$2,464	80.1%	$354	4.1%
December 31, 2008	$567	7.3%	$1,580	9.5%	$2,130	78.4%	$244	4.8%
December 31, 2007	$795	7.6%	$343	8.5%	$1,830	77.4%	$223	6.5%
December 31, 2006	$705	7.5%	$509	12.0%	$1,886	71.4%	$208	9.1%

Deposits

Total deposits were $429,296,000 and $398,107,000 at December 31, 2010 and 2009, respectively, which represents an increase of $31,189,000 or 7.8% during 2010. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2010, 2009 and 2008.

Average Deposits and Rates Paid

(dollars in thousands)

	December 31,
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$93,583		$84,876		$81,033

Interest-bearing:
NOW accounts	69,154	0.40%	60,338	0.51%	60,774	1.12%
Money market accounts	66,819	0.61%	60,001	0.90%	52,464	1.86%
Regular savings accounts	40,570	0.17%	36,160	0.30%	33,748	0.63%
Time deposits:
$100,000 and more	59,944	1.18%	51,455	3.77%	68,732	3.57%
Less than $100,000	87,940	1.73%	94,523	1.21%	74,445	3.57%

Total interest-bearing	$324,427	0.92%	$302,477	1.34%	$290,163	2.40%

Total deposits	$418,010		$387,353		$371,196

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $7,681,000 or 8.5% from $90,575,000 at December 31, 2009 to $98,256,000 at December 31, 2010. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $23,508,000 or 7.6% from $307,532,000 at December 31, 2009 to $331,040,000 at December 31, 2010. Total NOW account balances increased $1,000,000 or 1.4% from $71,413,000 at December 31, 2009 to $72,413,000 at December 31, 2010. Total money market account balances increased $7,832,000 or 12.6% from $61,934,000 at December 31, 2009 to $69,766,000 at December 31, 2010. Total regular savings account balances increased $5,231,000 or 14.1% from $37,138,000 at December 31, 2009 to $42,369,000 at December 31, 2010. Time deposits increased $9,445,000 or 6.9% from $137,047,000 at December 31, 2009 to $146,492,000 at December 31, 2010. This is comprised of an increase in certificates of deposit of $100,000 and more of $4,245,000 or 9.4% from $45,252,000 at December 31, 2009 to $49,497,000 at December 31, 2010 and a decrease in certificates of deposit of less than $100,000 of $7,785,000 or 10.7% from $72,882,000 at December 31, 2009 to $65,097,000 at December 31, 2010. Brokered certificates of deposits less than $100,000 increased $9,150,000 or 83.0% from $11,022,000 at December 31, 2009 to $20,172,000 at December 31, 2010. This included $19,905,000 of traditional brokered certificates of deposit and $267,000 of certificates obtained through the CDARS network. Brokered certificates of deposits, greater than $100,000, increased $3,835,000 or 0.5% from $7,891,000 at December 31, 2009 to $11,726,000 at December 31, 2010. These certificates were obtained through the CDARS network. The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000, excluding brokered certificates of deposit. Core deposits totaled $347,901,000 or 4.2% and $333,942,000 or 10.6% of total deposits at December 31, 2010 and 2009, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2010. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $5,305,000 which matures over one year. The total amount maturing within one year is $55,918,000 or 91.3% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2010	$25,144	$15,369	$15,405	$5,305	$61,223	14.26%

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2010 was $53,829,000, reflecting a percentage of total assets of 9.63% as compared to $51,643,000 and 9.65% at December 31 2009. The common stock’s book value per share increased $0.45 or 2.8% to $16.50 per share at December 31, 2010 from 16.05 per share at December 31, 2009. During 2010, the Company paid $0.69 per share in dividends as compared to $0.68 per share for 2009 and $0.67 per share for 2008. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Analysis of Capital

(dollars in thousands)

	December 31, 2010	December 31, 2009
Tier 1 Capital:
Common stock	$8,124	$7,999
Capital surplus	9,076	8,504
Retained earnings	35,419	34,048
Trust preferred capital notes	7,000	7,000
Core deposit intangible	—	(45)
Net unrealized loss on available for sale equity securities	—	—

Total Tier 1 capital	$59,619	$57,506
Tier 2 Capital:
Allowance for loan losses	$5,072	$5,000

Total Tier 2 capital	$5,072	$5,000

Total risk-based capital	$64,691	$62,506

Risk weighted assets	$403,738	$399,047
Risk Based Capital Ratios:
Tier 1 risk-based capital ratio	14.77%	14.41%
Total risk-based capital ratio	16.02%	15.66%
Tier 1 leverage ratio	10.62%	10.84%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums. The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2010 and 2009.

Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2010 liquid assets totaled $227,394,000 as compared to $205,709,000 at December 31, 2009. These amounts represent 45.0% and 42.5% of total liabilities at December 31, 2010 and 2009, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2010.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	December 31, 2010
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$20,000	$20,000	$12,250	$—	$52,250
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	4,395	10,000	—	—	14,395
Operating leases	103	184	98	839	1,224

	$24,498	$30,184	$12,348	$8,056	$75,086

The $52,250,000 in outstanding FHLB advances is comprised of six advances. Note 7 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 19 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 5 to the Consolidated Financial Statements.

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

Year 1 Net Interest Income Simulation

(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shift	Dollars	Percent Change
–100 BP Shock	$(75)	–0.34%
+200 BP Shock	$(202)	–0.91%
+400 BP Shock	$(202)	–0.91%

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

Static EVE Change

(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
–100 BP Shock	$(985)	–1.14%
+100 BP Shock	$(1,262)	–1.46%
+200 BP Shock	$(3,968)	–4.60%
+300 BP Shock	$(7,301)	–8.46%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eagle Financial Services, Inc.

Berryville, Virginia

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. The management of Eagle Financial Services, Inc. and its subsidiaries (the Company) is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United State of America.

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC

SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

March 30, 2011

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

(dollars in thousands, except share amounts)

	2010	2009
Assets
Cash and due from banks	$6,884	$7,271
Interest-bearing deposits with other institutions	7,086	83
Federal funds sold	—	179

Total cash and cash equivalents	13,970	7,533
Securites available for sale, at fair value	109,794	96,811
Restricted investments	3,982	4,399
Loans, net of allowance for loan losses of $7,111 in 2010 and $5,970 in 2009	401,338	398,096
Bank premises and equipment, net	15,712	14,778
Other real estate owned	1,783	2,776
Other assets	12,261	10,992

Total assets	$558,840	$535,385

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$98,256	$90,575
Savings and interest bearing demand deposits	184,548	170,485
Time deposits	146,492	137,047

Total deposits	$429,296	$398,107
Federal funds purchased and securities sold under agreements to repurchase	14,395	14,016
Federal Home Loan Bank advances	52,250	62,250
Trust preferred capital notes	7,217	7,217
Other liabilities	1,853	2,152

Total liabilities	$505,011	$483,742

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2010, 3,249,477; issued 2009, 3,199,636	8,124	7,999
Surplus	9,076	8,504
Retained earnings	35,419	34,048
Accumulated other comprehensive income	1,210	1,092

Total shareholders’ equity	$53,829	$51,643

Total liabilities and shareholders’ equity	$558,840	$535,385

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2010, 2009, and 2008

(dollars in thousands, except per share amounts)

	2010	2009	2008
Interest and Dividend Income
Interest and fees on loans	$23,529	$23,001	$24,790
Interest on federal funds sold	2	10	45
Interest and dividends on securities available for sale:
Taxable interest income	2,489	2,784	2,766
Interest income exempt from federal income taxes	1,302	1,194	1,142
Dividends	446	461	691
Interest on deposits in banks	21	3	5

Total interest and dividend income	$27,789	$27,453	$29,439

Interest Expense
Interest on deposits	$2,983	$4,040	$6,978
Interest on federal funds purchased and securities sold under agreements to repurchase	387	392	482
Interest on Federal Home Loan Bank advances	1,844	2,042	2,706
Interest on trust preferred capital notes	138	184	342
Interest on interest rate swap	178	135	4

Total interest expense	$5,530	$6,793	$10,512

Net interest income	$22,259	$20,660	$18,927
Provision For Loan Losses	6,325	4,350	2,310

Net interest income after provision for loan losses	$15,934	$16,310	$16,617

Noninterest Income
Income from fiduciary activities	$917	$818	$911
Service charges on deposit accounts	1,784	2,053	2,333
Other service charges and fees	2,993	2,148	2,565
Gain on the sale of loans	—	—	376
Gain (loss) on the sale of bank premises and equipment	(83)	—	742
Loss on the sale of other real estate owned	(338)	(26)	(42)
Gain (loss) on securities	98	(419)	(2,488)
Other operating income	128	52	212

Total noninterest income	$5,499	$4,626	$4,609

Noninterest Expenses
Salaries and employee benefits	$9,263	$9,262	$9,069
Occupancy expenses	1,142	1,069	1,189
Equipment expenses	625	665	700
Advertising and marketing expenses	435	409	406
Stationery and supplies	246	311	326
ATM network fees	442	104	323
Other real estate owned expenses	19	366	57
FDIC assessment	852	801	197
Computer software expense	419	317	304
Outside service fees	423	313	284
Other operating expenses	2,943	2,863	2,959

Total noninterest expenses	$16,809	$16,480	$15,814

Income before income taxes	$4,624	$4,456	$5,412
Income Tax Expense	1,019	1,015	1,357

Net Income	$3,605	$3,441	$4,055

Earnings Per Share
Net income per common share, basic	$1.11	$1.09	$1.29

Net income per common share, diluted	$1.11	$1.08	$1.29

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2010, 2009, and 2008

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2007	$7,798	$7,153	$30,832	$(605)		$45,178
Comprehensive income:
Net income			4,055		$4,055	4,055
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $138				(268)	(268)	(268)
Change in market value of interest rate swap, net of deferred income taxes of $77				(150)	(150)	(150)
Unrealized loss on available for sale securities, net of deferred income taxes of $314				(611)	(611)	(611)

Total comprehensive income					$3,026

Issuance of restricted stock, stock incentive plan (7,075 shares)	18	(18)				—
Income tax expense on vesting of restricted stock		(11)				(11)
Stock-based compensation expense		175				175
Issuance of common stock, dividend investment plan (28,932 shares)	72	497				569
Dividends declared ($0.67 per share)			(2,108)			(2,108)

Balance, December 31, 2008	$7,888	$7,796	$32,779	$(1,634)		$46,829
Comprehensive income:
Net income			3,441		$3,441	3,441
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $253				491	491	491
Change in market value of interest rate swap, net of deferred income taxes of $160				312	312	312
Unrealized gain on available for sale securities, net of deferred income taxes of $991				1,923	1,923	1,923

Total comprehensive income					$6,167

Issuance of restricted stock, stock incentive plan (3,509 shares)	9	(9)				—
Income tax expense on vesting of restricted stock		(6)				(6)
Stock-based compensation expense		166				166
Issuance of common stock, dividend investment plan (36,559 shares)	91	492				583
Issuance of common stock, employee benefit plan (4,530 shares)	11	65				76
Dividends declared ($0.68 per share)			(2,172)			(2,172)

Balance, December 31, 2009	$7,999	$8,504	$34,048	$1,092		$51,643
Comprehensive income:
Net income			3,605		$3,605	3,605
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of ($141)				275	275	275
Change in market value of interest rate swap, net of deferred income taxes of $140				(273)	(273)	(273)
Unrealized gain on available for sale securities, net of deferred income taxes of $60				116	116	116

Total comprehensive income					$3,723

Issuance of restricted stock, stock incentive plan (11,936 shares)	30	(30)				—
Income tax benefit on vesting of restricted stock		(9)				(9)
Stock-based compensation expense		116				116
Issuance of common stock, dividend investment plan (37,905 shares)	95	495				590
Dividends declared ($0.69 per share)			(2,234)			(2,234)

Balance, December 31, 2010	$8,124	$9,076	$35,419	$1,210		$53,829

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net income	$3,605	$3,441	$4,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	779	778	811
Amortization of intangible and other assets	136	165	151
(Gain) loss on the sale of securities	(98)	419	2,488
Provision for loan losses	6,325	4,350	2,310
(Gain) on the sale of loans	—	—	(376)
Gain (loss) on the sale of bank premises and equipment	83	—	(742)
Loss on the sale of other real estate owned	338	26	42
Stock-based compensation expense	116	165	175
Premium amortization (discount accretion) on securities, net	26	(26)	(20)
Deferred tax benefit	(362)	(652)	(1,463)
Changes in assets and liabilities:
Increase in other assets	(1,676)	(2,118)	(1,044)
Increase (decrease) in other liabilities	127	128	(107)

Net cash provided by operating activities	$9,399	$6,676	$6,280

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale and restricted investments	35,009	27,704	24,918
Proceeds from sales of securities available for sale	2,853	1,959	—
Purchases of securities available for sale	(50,180)	(29,426)	(42,993)
Proceeds from the sale of equipment	43	93	1,395
Purchases of bank premises and equipment	(1,843)	(310)	(333)
Proceeds from the sale of loans	—	—	2,783
Proceeds from the sale of other real estate owned	2,035	1,281	952
Net (increase) in loans	(10,802)	(20,426)	(5,342)

Net cash provided by (used in) investing activities	$(22,885)	$(19,125)	$(18,620)

Cash Flows from Financing Activities
Net increase in demand deposit, money market and savings accounts	$21,743	$25,098	$7,433
Net increase (decrease) in certificates of deposit	9,445	(13,517)	(491)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	380	(677)	1,710
Net increase (decrease) in Federal Home Loan Bank advances	(10,000)	(7,750)	10,000
Issuance of common stock, employee benefit plan	—	76	—
Cash dividends paid	(1,645)	(1,587)	(1,541)

Net cash provided by (used in) financing activities	$19,923	$1,643	$17,111

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Increase (decrease) in cash and cash equivalents	$6,437	$(10,806)	$4,771
Cash and Cash Equivalents
Beginning	7,533	18,339	13,568

Ending	$13,970	$7,533	$18,339

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$5,618	$6,896	$10,420

Income taxes	$3,550	$1,295	$2,880

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$176	$2,914	$(925)

Change in fair value of interest rate swap	$(413)	$472	$(227)

Other real estate acquired in settlement of loans	$1,235	$3,546	$1,528

Issuance of common stock, dividend investment plan	$590	$583	$569

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest bearing deposits. Generally, federal funds are purchased and sold for one-day periods.

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful.

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

Risks by Loan Portfolio Segments

One-to-Four-Family Residential Real Estate Lending

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

Commercial Real Estate Lending

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

Construction and Land Development Lending

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value less estimated liquidation costs of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

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

Core Deposit Intangible Assets

Acquired intangible assets, such as the value of purchased core deposits, are amortized over the periods benefited, not exceeding fifteen years. The book value of the Company’s core deposit intangible asset, resulting from a branch acquisition, was fully amortized at December 31, 2010.

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

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to reporting for 2009.

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

	2010	2009	2008
Average number of common shares outstanding	3,243,292	3,177,244	3,136,535
Effect of dilutive common stock	7,576	7,290	7,372

Average number of common shares outstanding used to calculate diluted earnings per share	3,250,868	3,184,534	3,143,907

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

The components of the change in unrealized gains (losses) on securities during 2010 and 2009 were as follows:

	2010	2009
Gross unrealized gain	$274	$2,495
Reclassification adjustment for realized (gain) loss	(98)	419

Net unrealized gain (loss) before taxes	176	2,914
Tax effect	(60)	(991)

	$116	$1,923

The components of accumulated other comprehensive income, net of deferred taxes, during 2010, 2009, and 2008 were as follows:

	Unrealized Gain (Loss) on Securities	Change in Market Value of Interest Rate Swap	Defined Benefit Pension Plan	Post Retirement Benefit Plan	Total
Balance, December 31, 2008	$(494)	$(150)	$(978)	$(12)	$(1,634)
2009 Change	1,923	312	419	72	2,726

Balance, December 31, 2009	1,429	162	(559)	60	1,092
2010 Change	116	(273)	272	3	118

Balance, December 31, 2010	$1,545	$(111)	$(287)	$63	$1,210

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

At inception, the Company designates a derivative as (a) a fair value hedge of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedge) or (b) a hedge of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedge). For a derivative treated as a fair-value hedge, a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For a derivative treated as a cash flow hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. For a derivative treated as a cash flow hedge, the ineffective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For more information on derivative financial instruments see Note 13 to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on theCompany’s (consolidated) financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its (consolidated) financial statements.

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

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s (consolidated) financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s (consolidated) financial statements.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2010 and 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$32,716	$531	$(97)	$33,150
Mortgage-backed securities	15,706	524	(73)	16,157
Obligations of states and political subdivisions	42,511	928	(531)	42,908
Corporate securities	14,464	994	(57)	15,401
Equity securities	2,054	124	—	2,178

	$107,451	$3,101	$(758)	$109,794

	December 31, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$26,671	$426	$(52)	$27,045
Mortgage-backed securities	14,951	669	—	15,620
Obligations of states and political subdivisions	36,371	927	(241)	37,057
Corporate securities	14,597	709	(362)	14,944
Equity securities	2,054	117	(26)	2,145

	$94,644	$2,848	$(681)	$96,811

Amortized costs and fair values of restricted securities at December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	3,498	3,915
Community Bankers’ Bank Stock	140	140

	$3,982	$4,399

The amortized cost and fair value of securities available for sale at December 31, 2010, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,488	$1,533
Due after one year through five years	39,904	41,201
Due after five years through ten years	38,464	39,326
Due after ten years	25,541	25,556
Equity securities	2,054	2,178

	$107,451	$109,794

During 2010, the Company sold $2,853,000 in available for sale securities for a net gain of $98,000. In 2009, the Company sold $1,959,000 in available for sale securities for a net loss of $419,000.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2010 and 2009 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,916	$97	$—	$—	$6,916	$97
Mortgage-backed securities	4,355	73	—	—	4,355	73
Obligations of states and political subdivisions	11,464	481	320	50	11,784	531
Corporate securities	1,047	57	—	—	1,047	57
Equity securities	—	—	—	—	—	—

	$23,782	$708	$320	$50	$24,102	$758

	December 31, 2009
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,025	$52	$—	$—	$7,025	$52
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	3,544	236	264	5	3,808	241
Corporate securities	110	15	4,635	347	4,745	362
Equity securities	—	—	1,018	26	1,018	26

	$10,679	$303	$5,917	$378	$16,596	$681

Gross unrealized losses on available for sale securities included thirty-five (35) and twenty-five (25) securities at December 31, 2010 and December 31, 2009, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses on obligations of U.S. government corporations and agencies, mortgage-backed securities, and obligations of states and political subdivisions at December 31, 2010 and December 31, 2009 was changes in market interest rates. Since these losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2010. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $44,804,000 at December 31, 2010 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 3. Loans

The composition of loans at December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$31,560	$34,531
Secured by farmland	4,332	5,636
Secured by 1-4 family residential properties	207,671	205,579
Multifamily	4,908	3,112
Commercial	116,381	109,516
Loans to farmers	1,293	1,284
Commercial and industrial loans	24,449	24,268
Consumer installment loans	14,518	16,115
All other loans	3,337	4,025

	$408,449	$404,066
Less: Allowance for loan losses	7,111	5,970

	$401,338	$398,096

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 were as follows:

	December 31,
	2010	2009	2008
	(in thousands)
Balance, beginning	$5,970	$4,521	$3,191
Provision charged to operating expense	6,325	4,350	2,310
Recoveries added to the allowance	291	252	97
Loan losses charged to the allowance	(5,475)	(3,153)	(1,077)

Balance, ending	$7,111	$5,970	$4,521

Nonaccrual and past due loans by class at December 31, 2010 were as follows:

	As of December 31, 2010 (in thousands)
	30 - 59 Past Due	60 - 89 Past Due	Greater than 90 Days	Total Past Due	Nonaccrual Loans	Current	Total Loans
Commercial - Non Real Estate:
Commercial & Industrial	$91	$700	$7	$798	$267	$23,384	$24,449
Commercial Real Estate:
Owner Occupied	178	645	—	823	1,071	81,497	83,391
Non-owner occupied	863	—	—	863	—	32,127	32,990
Construction:
Residential	—			—	3,808	5,623	9,431
Commercial	608	70		678	—	25,783	26,461
Consumer - Non Real Estate
Automobile	138	8	—	146		9,970	10,116
Other	35	64	3	102		4,300	4,402
Residential:
Equity Lines	782	60		842	190	41,657	42,689
Single family	1,537	174	—	1,711	3,041	160,230	164,982
Multifamily	—	—	—	—	—	4,908	4,908
All Other Loans	8	—	—	8	—	4,622	4,630

Total	$4,240	$1,721	$10	$5,971	$8,377	$394,101	$408,449

Total loans past due ninety days or greater still accruing interest were $10,000 and $13,000 at December 31, 2010 and 2009, respectively. Nonaccrual loans at December 31, 2009 were $5,099,000.

Allowance for loan losses by segment for the year ended December 31, 2010 were as follows:

	For the Year Ended December 31, 2010 (in thousands)
	Construction and Farmland	1-4 Residential	Multifamily	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Ending balance	$1,386	$3,454	$3	$1,231	$819	$182	$36	$—	$7,111

Ending balance: Individually evaluated for impairment	622	1,623	—	273	139	—	—	—	2,657

Ending balance: collectively evaluated for impairment	$764	$1,831	$3	$958	$680	$182	$36	$—	$4,454

Ending balance: loans acquired with with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Financing receivables:
Ending balance	$35,892	$207,671	$4,908	$116,381	$24,449	$14,518	$4,630	$—	$408,449

Ending balance individually evaluated for impairment	3,549	11,172	—	5,141	319	—	—	—	20,181

Ending balance collectively evaluated for impairment	32,343	196,499	4,908	111,240	24,130	14,518	4,630	—	388,268

Ending balance loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Impaired loans by class at December 31, 2010 were as follows:

	For the Year Ended December 31, 2010 (in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	2,151	2,143	—	2,164	131
Non-owner occupied	2,153	2,144	—	2,153	34
Construction:
Residential	—	—	—	—	—
Commercial	2,447	2,447	—	2,451	70
Residential
Equity lines	689	685	—	690	33
Single family	4,450	4,432	—	4,736	90
Multifamily	—	—	—	—	—
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$319	$319	$139	$695	$29
Commercial Real Estate:
Owner Occupied	306	306	122	406	—
Non-owner occupied	549	548	151	202	23
Construction:
Residential	—	—	—	—	—
Commercial	1,102	1,102	622	1,259	68
Residential
Equity lines	—	—	—	—	—
Single family	6,093	6,055	1,623	3,653	319
Multifamily	—	—	—	—	—
Total:
Commercial	$319	$319	$139	$695	$29
Commercial Real Estate	5,159	5,141	273	4,925	188
Construction	3,549	3,549	622	3,710	138
Residential	11,232	11,172	1,623	9,079	442

	$20,259	$20,181	$2,657	$18,409	$797

Recorded investment is defined as the summation of the principal balance, accrued interest, and net deferred loan fees or costs.

Impaired loans at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(in thousands)
Impaired loans for which,
an allowance has been provided	$7,496	$2,310
no allowance has been provided	147	97

Total impaired loans	$7,643	$2,407

Allowance provided for impaired loans included in ALLL	$2,253	$1,635
Average balance of impaired loans	$3,893	$1,080
Interest income recognized	$309	$4

There were thirty-one troubled debt restructured loans at December 31, 2010 amounting to $8,469,000. There were no troubled debt restructured loans at December 31, 2009 and 2008. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2010.

The Company uses a rating system for evaluating the risks associated with non-consumer loans. Consumer loans are not evaluated for risk unless the characteristics of the loan fall within classified categories. Descriptions of these ratings are as follows:

Pass	Pass loans exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

Watch	Watch loans exhibit income volatility, negative operating trends, and a highly leveraged balance sheet. A higher level of supervision is required for these loans as the potential for a negative event could impact the borrower’s ability to repay the loan.

Special mention	Special mention loans exhibit a potential weakness, if left uncorrected, may negatively affect the borrower’s ability to repay its debt obligation. The risk of default is not imminent and the borrower still demonstrates sufficient cash flow to support the loan.

Substandard	Substandard loans exhibit well defined weaknesses and have a high probability of default. The borrowers exhibit adverse financial trends but still have the ability to service debt obligations.

Doubtful	Doubtful loans exhibit all of the characteristics inherent in substandard loans but the weaknesses make collection or full liquidation highly questionable.

Loss	Loss loans are considered uncollectible and of such little value that its continuance of a bankable asset is not warranted.

Credit quality information by class at December 31, 2010 was as follows:

	As of December 31, 2010 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$19,990	$845	$1,535	$1,812	$267	$—	$24,449
Commercial Real Estate:							—
Owner Occupied	65,983	5,686	8,823	2,899	—	—	83,391
Non-owner occupied	25,569	3,322	3,113	986	—	—	32,990
Construction:							—
Residential	7,875	1,556	—	—	—	—	9,431
Commercial	17,492	790	2,378	2,672	3,129	—	26,461
Residential:							—
Equity Lines	41,430	182	67	860	150	—	42,689
Single family	147,445	3,674	2,229	9,132	2,502	—	164,982
Multifamily	3,272	1,636	—	—	—	—	4,908
All other loans	4,581	49	—	—	—	—	4,630

Total	$333,637	$17,740	$18,145	$18,361	$6,048	$—	$393,931

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$14,270	$248

One consumer loan was rated as watch for $23,000 and two consumer loans were rated as substandard for $10,000 at December 31, 2010.

NOTE 5. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(in thousands)
Land	$4,004	$4,004
Buildings and improvements	14,799	13,572
Furniture and equipment	6,749	6,350

	$25,552	$23,926
Less accumulated depreciation	9,840	9,148

Bank premises and equipment, net	$15,712	$14,778

Depreciation expense on buildings and improvements was $404,000, $388,000, and $398,000 for the years ended December 31, 2010, 2009, and 2008, respectively. Depreciation expense on furniture and equipment was $375,000, $390,000, and $413,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. In 2010, the bank signed a three year lease for the branch that is opening in Round Hill, VA. The leases for the Jubal Early branch and the Medical Office branch were not renewed in 2010. The total minimum rental commitment at December 31, 2010 under these leases was due as follows:

December 31, 2010
(in thousands)
2011	$103
2012	103
2013	81
2014	49
2015	49
Thereafter	839

$1,224

The total building and equipment rental expense was $176,000, $174,000, and $180,000 in 2010, 2009, and 2008, respectively.

NOTE 6. Deposits

The composition of deposits at December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
	(in thousands)
Noninterest bearing demand deposits	$98,256	$90,575

Savings and interest bearing demand deposits:
NOW accounts	$72,413	$71,413
Money market accounts	69,766	61,934
Regular savings accounts	42,369	37,138

	$184,548	$170,485

Time deposits:
Balances of less than $100,000	$85,269	$83,904
Balances of $100,000 and more	61,223	53,143

	$146,492	$137,047

	$429,296	$398,107

Time deposits with balances of less than $100,000 include $20,172,000 and $11,022,000 in brokered certificates of deposit at December 31, 2010 and 2009, respectively. Time deposits with balances of $100,000 and more include $11,726,000 and $7,891,000 in brokered certificates of deposit at December 31, 2010 and 2009, respectively.

The outstanding balance of time deposits at December 31, 2010 was due as follows:

December 31, 2010
(in thousands)
2011	$110,592
2012	7,714
2013	2,984
2014	12,835
2015	12,308
Thereafter	59

$146,492

Deposit overdrafts reclassified as loans totaled $107,000 and $117,000 at December 31, 2010 and 2009, respectively.

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

Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars in thousands)
Balance at year-end	$—	$—
Average balance during the year	503	1,115
Average interest rate during the year	0.70%	0.83%
Maximum month-end balance during the year	$4,680	$7,363
Gross lines of credit at year-end	36,000	36,000
Unused lines of credit at year-end	36,000	36,000

Securities sold under agreements to repurchase are borrowings in which the Bank obtains funds by selling securities and simultaneously agreeing to repurchase the securities for an agreed upon term at a given price which includes interest. The Company had $4,395,000 in funds from certain customers through retail repurchase agreements at December 31, 2010. Generally, the term for retail repurchase agreements is the next business day. The Company had $10,000,000 in funds from a larger financial institution through a wholesale repurchase agreement at December 31, 2010. The original term of this wholesale repurchase agreement, which was executed during 2008, was five years and the counterparty has the option to call the debt after three years. The amount of borrowings through securities sold under agreements to repurchase is restricted by the amount of securities which are designated for these transactions. The following table summarizes information related to securities sold under agreement to repurchase for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(dollars in thousands)
Balance at year-end	$14,395	$14,016
Average balance during the year	14,971	14,621
Average interest rate during the year	2.56%	2.62%
Maximum month-end balance during the year	$15,552	$15,210
Securities underlying the agreements at year-end:
Carrying value	19,198	17,658
Fair value	19,667	18,046

The Bank had a $110,600,000 line of credit with the Federal Home Loan Bank of Atlanta which was secured by a blanket lien on the loan portfolio at December 31, 2010. The Company had $52,250,000 in advances outstanding at December 31, 2010 (see details below); therefore, the unused line of credit totaled $58,350,000. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available to the Company.

The Company had $20,000,000 in short-term borrowings with the FHLB at December 31, 2010. The weighted average interest rate on outstanding short-term advances at December 31, 2010 was 3.08%.

The Company had $32,250,000 in long-term borrowings with the FHLB at December 31, 2010, which matures as follows: $10,000,000 in 2012, $2,250,000 in 2014, and $20,000,000 in 2015. The interest rates on the outstanding long-term advances at December 31, 2010 ranged from 3.03% to 4.08%. The weighted average interest rate on outstanding long-term advances at December 31, 2010 was 3.68%.

NOTE 8. Income Taxes

The Company files income tax returns with the United States of America and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2007.

The net deferred tax asset at December 31, 2010 and 2009 consisted of the following components:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,418	$2,030
Deferred compensation	116	137
Accrued postretirement benefits	49	53
Accrued pension benefits	147	288
Home equity origination costs	45	59
Securities available for sale	—	—
Other than temporary impairment	846	846
Interest rate swap	57	—
Other real estate owned expenses	39	108
Other	243	171

	$3,960	$3,692

Deferred tax liabilities:
Property and equipment	$458	$464
Securities available for sale	796	737
Interest rate swap	—	83

	$1,254	$1,284

Net deferred tax asset	$2,706	$2,408

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2010, 2009 and 2008 consisted of the following components:

	December 31,
	2010	2009	2008
	(in thousands)
Current tax expense	$1,381	$1,667	$2,820
Deferred tax provision (benefit)	(362)	(652)	(1,463)

	$1,019	$1,015	$1,357

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2010, 2009 and 2008.

	December 31,
	2010	2009	2008
	(in thousands)
Statutory federal corporate tax amount	$1,572	$1,515	$1,840
Tax-exempt interest income	(544)	(505)	(486)
Other	(9)	5	3

	$1,019	$1,015	$1,357

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

The following amounts that have not been recognized in the net periodic benefit cost of the pension plan for the year ended December 31, 2010 and are included in other comprehensive income: unrecognized net actuarial loss of $286,000.

The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2009 and are included in other comprehensive income: unrecognized net actuarial gain of $62,000. The transition obligation included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2011 is $0.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2010, 2009, and 2008 and a statement of the funded status at December 31, 2010, 2009 and 2008 for the pension and postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Pension Plan			Postretirement Benefits Plan
	2010	2009	2008	2010	2009	2008
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$3,801	$3,859	$3,962	$154	$254	$263
Service cost	—	—	—	—	—	—
Interest cost	189	191	178	7	14	15
Actuarial (gain) loss	(246)	95	(226)	(11)	(105)	(14)
Benefits paid	(60)	(344)	(55)	(6)	(9)	(10)
Curtailment gain	—	—	—	—	—	—

Benefit obligation, ending	$3,684	$3,801	$3,859	$144	$154	$254

Change in Plan Assets:
Fair value of plan assets, beginning	$2,955	$2,691	$3,392	$—	$—	$—
Actual return on plan assets	78	498	(646)	—	—	—
Employer contributions	279	110	—	6	9	10
Benefits paid	(60)	(344)	(55)	(6)	(9)	(10)

Fair value of plan assets, ending	$3,252	$2,955	$2,691	$—	$—	$—

	Pension Plan			Postretirement Benefits Plan
	2010	2009	2008	2010	2009	2008
	(in thousands)
Funded Status:
Funded status	$(432)	$(846)	$(1,168)	$(144)	$(154)	$(254)
Unrecognized net actuarial loss	—	—	—	—	—	—
Unrecognized net transition obligation	—	—	—	—	—	—
Unrecognized prior service cost	—	—	—	—	—	—

Prepaid (accrued) benefits	$(432)	$(846)	$(1,168)	$(144)	$(154)	$(254)

Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—	$—	$—	$—
Accrued benefit (liability)	(432)	(846)	(1,168)	(144)	(154)	(254)

	$(432)	$(846)	$(1,168)	$(144)	$(154)	$(254)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss (gain)	$434	$846	$1,482	$(93)	$(92)	$14
Net transition obligation	—	—	—	—	2	5
Deferred tax (benefit)/liability	(147)	(288)	(504)	30	31	(6)

	$287	$558	$978	$(63)	$(59)	$13

The accumulated benefit obligation for the pension plan was $3,684,000, $3,801,000, and $3,859,000 at December 31, 2010, 2009, and 2008, respectively. Due to the amendment of the pension plan, the accumulated benefit obligation and projected benefit obligation are equivalent at December 31, 2010, 2009 and 2008.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the years ended December 31, 2010, 2009, and 2008:

	Pension Plan			Postretirement Benefits Plan
	2010	2009	2008	2010	2009	2008
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	189	191	178	7	14	15
Expected return on plan assets	(146)	(132)	(168)	—	—	—
Amortization of prior service costs	—	—	—	—	—	—
Amortization of transition obligation	—	—	—	2	3	3
Amortization of net actuarial loss	235	365	166	(9)	—	0

Net periodic benefit cost	$278	$424	$176	$—	$17	$18

The total recognized net periodic benefit cost and other comprehensive income for the pension plan was $(5,042), $4,000, and $455,000 during 2010, 2009, and 2008, respectively. The total recognized net periodic benefit cost and other comprehensive income for the postretirement benefits plan was $2,000, $(54,000), and $7,000 during 2010, 2009, and 2008, respectively.

The benefit obligation for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.10% for 2010 and 5.00% 2009 and 2008. Due to the amendment of the pension plan, no rate of compensation increase was assumed for or 2010, 2009, and 2008.

The net periodic benefit cost for the pension plan was calculated using the following assumptions; weighted average discount rate of 5.00% for 2010, 5.00% for 2009, and 4.53% for 2008, expected long-term return on plan assets of 5.00% for 2010, 2009, and 2008. Due to the amendment of the pension plan, no rate of compensation increase was assumed for 2010, 2009, and 2008.

The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 5.00% for 2010, 6.00% for 2009, and 6.00% for 2008. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010 and 2011, 8.00% for 2012 and 2013, and 6.00% for 2014 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2010 would have increased by $6,000 and the net periodic benefit cost for 2010 would have increased by less than $500. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2010 would have decreased by $5,000 and the net periodic benefit cost for 2010 would have decreased by less than $300.

The following table provides the pension plan’s asset allocation as of December 31, 2009 and 2008:

	December 31,
	2010	2009
Equity securities	—	43%
Debt securities	57%	51%
Other	43%	6%

Total	100%	100%

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

The Company made $279,000 in contributions to the pension plan during 2010 and anticipates that all plan assets will be distributed to plan beneficiaries during 2011. Defined benefit pension plan expenses are projected to be approximately $515,000 in 2011 and nothing going forward.

Estimated future benefit payments at December 31, 2010, which reflect expected future service, as appropriate, were as follows:

	Pension	Postretirement
	Benefits	Benefits
	(in thousands)
2011	$3,684	$14
2012	—	14
2013	—	14
2014	—	14
2015	—	14
2016 - 2020	—	61

The pension financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

• Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents balances of pension assets measured at fair value on December 31, 2010 and December 31, 2009:

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash	$1	$1	$—	$—
Cash Equivalents	1,406	1,406
AA corporate bonds	131	—	131	—
Mutual funds (a)	1,714	1,714	—	—

Total assets at fair value	$3,252	$3,121	$131	$—

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash	$3	$3	$—	$—
Cash Equivalents	190	190
U.S. Treasury Bonds & Notes	174	174	—	—
Corporate Bonds & Notes	403	—	403	—
Mutual Funds (a)	687	687	—	—
Mutual Funds - Equity (b)	1,498	1,498	—	—

Total assets at fair value	$2,955	$2,552	$403	$—

(a)	100% of mutual funds are invested in fixed income corporate bond securities.
(b)	70% of mutual funds invest in common stock of large-cap companies. 30% of mutual funds invest in common stock of mid-cap companies. 10% of mutual funds invest in common stock of small-cap companies.

NOTE 10. Stock-Based Compensation

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. The following table summarizes options outstanding at December 31, 2010, 2009, and 2008:

	2010			2009		2008
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	22,000	$21.59		22,000	$21.59	26,000	$21.59
Granted	—	—		—	—	—	—
Exercised	—	—		—	—	—	—
Forfeited	—	—		—	—	4,000	$21.59

Outstanding, end of year	22,000	$21.59	$(111,980)	22,000	$21.59	22,000	$21.59

Exercisable, end of year	22,000	$21.59	$(111,980)	22,000	$21.59	22,000	$21.59
Weighted average fair value of options granted during the year		$—			$—		$—

The aggregate intrinsic value in the table is equal to the amount that would have been received by the option holders had all options been exercised on December 31, 2010. It is derived from the amount by which the current market value of the underlying stock exceeds the exercise price of the option. This amount fluctuates in relation to the market value of the Company’s stock.

The following table summarizes options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.63	11,000	2.75	$21.63	11,000	$21.63
21.55	11,000	3.75	21.55	11,000	21.55

$21.55 - 21.63	22,000	3.25	$21.59	22,000	$21.59

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than six months. During 2007, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The following table presents the activity for Restricted Stock for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	13,335	$20.00	11,492	$26.16	11,770	$29.06
Granted	12,900	16.14	11,700	16.06	10,830	22.14
Vested	(7,936)	19.51	(7,509)	21.12	(7,075)	24.27
Forfeited	(5,527)	18.86	(2,348)	26.94	(4,033)	27.13

Nonvested, end of year	12,772	$16.89	13,335	$20.00	11,492	$26.16

The Company recognizes compensation expense over the restricted period. Compensation expense was $116,000, $166,000, and $175,000 during 2010, 2009, and 2008, respectively. The total grant date fair value of Restricted Stock which vested was $155,000 and $159,000 for the years ended December 31, 2010 and 2009, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $68,000 at December 31, 2010. This amount is expected to be recognized over a weighted average period of 1.0 years.

NOTE 11. Employee Benefits

The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2010, 2009, and 2008.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. Contributions under the plan amounted to $668,000 in 2010, $675,000 in 2009, and $736,000 in 2008. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $13,000 in 2010, $14,000 in 2009, and $37,000 in 2008. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2010 and 2009, the amount of daily average required balances were approximately $824,000 and $748,000, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250,000 at December 31, 2010 and 2009.

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

On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7,000,000 and has an expiration date of December 1, 2016. The estimated fair value was $(169,000) at December 31, 2010 and $244,000 at December 31, 2009. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 2.85% and receives interest quarterly at a variable rate of three month LIBOR. The variable rate resets on each interest payment date. The Company recognized interest expense of $135,000 in 2009 and $178,000 in 2010 related to this interest rate swap.

The following table summarizes the fair value of derivative instruments at December 31, 2010 and 2009:

	2010		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$169	Other Assets	$244

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at December 31, 2010 and 2009 and the Consolidated Statements of Income for December 31, 2010 and 2009:

	Year Ended December 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Realized Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Realized Portion)
	2010	2009		2010	2009	2008
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$(273)	$312	Interest expense	$178	$135	$4

NOTE 14. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $10,281,000 and $10,119,000 at December 31, 2010 and 2009, respectively. These balances reflect total principal additions of $10,443,000 and total principal payments of $10,278,000 during 2010. The aggregate balance of deposits from directors, principal officers and their related parties was $7,436,000 and $6,729,000 at December 31, 2010 and 2009, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2010 and 2009.

At December 31, 2010, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2010 and 2009:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2010:
Total Capital to Risk Weighted Assets
Consolidated	$64,692	16.02%	$32,299	8.00%	N/A
Bank of Clarke County	$58,111	14.56%	$31,935	8.00%	$39,919	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$59,619	14.77%	$16,150	4.00%	N/A
Bank of Clarke County	$53,095	13.30%	$15,967	4.00%	$23,951	6.00%
Tier 1 Capital to Average Assets
Consolidated	$59,619	10.62%	$22,462	4.00%	N/A
Bank of Clarke County	$53,095	9.56%	$22,226	4.00%	$27,783	5.00%
December 31, 2009:
Total Capital to Risk Weighted Assets
Consolidated	$62,506	15.66%	$31,924	8.00%	N/A
Bank of Clarke County	$55,882	14.18%	$31,536	8.00%	$39,420	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$57,506	14.41%	$15,962	4.00%	N/A
Bank of Clarke County	$50,942	12.92%	$15,768	4.00%	$23,652	6.00%
Tier 1 Capital to Average Assets
Consolidated	$57,506	10.84%	$21,227	4.00%	N/A
Bank of Clarke County	$50,942	9.72%	$20,974	4.00%	$26,218	5.00%

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

At December 31, 2010, the Bank’s retained earnings available for the payment of dividends to the Company was $4,957,000. Accordingly, $49,294,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2010. Funds available for loans or advances by the Bank to the Company amounted to $1,146,000 at December 31, 2010.

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

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2010	2009
Commitments to extend credit	$6,111,000	$6,189,000
Unfunded commitments under lines of credit	64,195,000	68,996,000
Commercial and standby letters of credit	4,953,000	5,455,000

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2010, none of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2010 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $172,000.

NOTE 19. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate was 1.92% and 1.88% at December 31, 2010 and 2009, respectively. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2010, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

NOTE 20. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2010 and 2009 are summarized as follows:

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,844	$6,934	$6,950	$7,061
Net interest income after provision for loan losses	4,879	4,785	2,721	3,549
Noninterest income	1,364	1,383	1,475	1,277
Noninterest expenses	4,058	4,105	4,290	4,356
Income before income taxes	2,185	2,063	(94)	470
Net income	1,578	1,485	81	461
Net income per common share, basic	0.49	0.46	0.02	0.14
Net income per common share, diluted	0.49	0.46	0.02	0.14
Dividends per common share	0.17	0.17	0.17	0.18

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,759	$6,868	$6,857	$6,969
Net interest income after provision for loan losses	3,892	4,034	4,313	4,071
Noninterest income	1,205	1,254	878	1,289
Noninterest expenses	3,832	4,103	4,181	4,364
Income before income taxes	1,265	1,185	1,010	996
Net income	955	904	790	792
Net income per common share, basic	0.30	0.29	0.25	0.25
Net income per common share, diluted	0.30	0.28	0.25	0.25
Dividends per common share	0.17	0.17	0.17	0.17

NOTE 21. Fair Value Measurements

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and December 31, 2009:

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$33,150	$—	$33,150	$—
Mortgage-backed securities	16,157	—	16,157	—
Obligations of states and political subdivisions	42,908	—	42,908	—
Corporate securities	15,401		15,401
Equity securities:
Bank preferred stock	2,178	2,178	—	—

Total assets at fair value	$109,794	$2,178	$107,616	$—

Liabilities:
Interest rate swap	169	—	169	—

Total liabilities at fair value	$169	$—	$169	$—

		Fair Value Measurements at December 31, 2009 Using
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$27,045	$—	$27,045	$—
Mortgage-backed securities	15,620	—	15,620	—
Obligations of states and political subdivisions	37,057	—	37,057	—
Corporate securities	14,944	—	14,944	—
Equity securities:
Bank preferred stock	2,145	2,145	—	—
Interest rate swap	244	—	244	—

Total assets at fair value	$97,055	$2,145	$94,910	$—

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

Core deposit intangible: The fair value is determined by amortizing the intangible assets obtained during the acquisition of a branch in 1996. This was fully amortized in December 2010.

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at December 31, 2010
	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$17,524	$—	$—	$17,524
Nonfinancial Assets:
Other real estate owned	1,783	—	—	1,783

		Carrying value at December 31, 2009
	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,390	$—	$—	$5,390
Nonfinancial Assets:
Other real estate owned	2,776	—	—	2,776
Core deposit intangible	45	—	—	45

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

The carrying amount and fair value of the Company’s financial instruments at December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$13,970	$13,970	$7,354	$7,354
Securities	109,794	109,794	101,210	101,210
Loans, net	401,338	416,669	398,096	409,004
Accrued interest receivable	2,179	2,179	2,181	2,181
Interest rate swap contract	—	—	244	244
Financial liabilities:
Deposits	$429,296	$430,627	$398,107	$398,903
Federal funds purchased and securities sold under agreements to repurchase	14,395	14,950	14,016	14,423
Federal Home Loan Bank advances	52,250	54,853	62,250	64,800
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	417	417	401	401
Interest rate swap contract	169	169	—	—

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

NOTE 22. Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2010 but before the financial statements are issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any subsequent events that require adjustment to, or disclosure in, the financial statements.

NOTE 23. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2010 and 2009

(dollars in thousands)

	2010	2009
Assets
Cash held in subsidiary bank	$164	$314
Due from Banks	502	—
Securities available for sale	5,793	5,995
Investment in subsidiaries, at cost, plus undistributed net income	54,251	51,887
Investment in limited partnership	—	—
Other assets	536	692

Total assets	$61,246	$58,888

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217	$7,217
Other liabilities	200	28

Total liabilities	$7,417	$7,245

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,124	7,999
Surplus	9,076	8,504
Retained earnings	35,419	34,048
Accumulated other comprehensive income	1,210	1,092

Total shareholders’ equity	$53,829	$51,643

Total liabilities and shareholders’ equity	$61,246	$58,888

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2010, 2009, and 2008

(dollars in thousands)

	2010	2009	2008
Income
Dividends from subsidiary bank	$1,500	$1,200	$3,550
Interest on loans	—	—	—
Interest and dividends on securities available for sale	368	384	350
(Loss) on equity investments	—	—	—
Other income	16	(40)	(65)

Total income	$1,884	$1,544	$3,835

Expenses
Interest expense on borrowings	$316	$319	$342
Other operating expenses	112	115	92

Total expenses	$428	$434	$434

Income before income tax (benefit) and equity in undistributed net income of subsidiary bank	$1,456	$1,110	$3,401
Income Tax (Benefit)	(41)	(52)	(84)

Income before equity in undistributed net income of subsidiary bank	$1,497	$1,162	$3,485
Equity in Undistributed Net Income of Subsidiary Bank	2,108	2,279	570

Net income	$3,605	$3,441	$4,055

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2010, 2009, and 2008

(dollars in thousands)

	2010	2009	2008
Cash Flows from Operating Activities
Net Income	$3,605	$3,441	$4,055
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	—	—	—
Loss on equity investment	—	—	—
Premium amortization (discount accretion) on securities	(1)	1	(1)
Undistributed earnings of subsidiary bank	(2,108)	(2,279)	(570)
Changes in assets and liabilities:
(Increase) decrease in other assets	(24)	(8)	50
(Decrease) increase in other liabilities	3	1	(11)

Net cash provided by operating activities	$1,475	$1,156	$3,523

Cash Flows from Investing Activities
Purchase of securities available for sale	$—	$—	$(3,018)
Proceeds from maturities of securities available for sale	406	—	815
Net decrease in loans	—	—	—

Net cash (used in) investing activities	$406	$—	$(2,203)

Cash Flows from Financing Activities
Cash dividends paid	$(1,645)	$(1,587)	$(1,541)
Proceeds from issuance of common stock, employee benefit plan	—	76	—
Stock-based compensation expense	116	166	176

Net cash (used in) financing activities	$(1,529)	$(1,345)	$(1,365)

Increase (decrease) in cash	$352	$(189)	$(45)
Cash
Beginning	$314	$503	$548

Ending	$666	$314	$503

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management maintains a comprehensive system of internal control to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Those policies and procedures: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company, 2) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors, 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that that there are inherent limitations over internal controls and financial reporting may not prevent or detect misstatements. Changes in conditions will also impact the internal control effectiveness over time. Eagle Financial Services, Inc. and subsidiaries maintains an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2010, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 18, 2011.

Item 11.	Executive Compensation

The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 18, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 18, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 18, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting of Shareholders to be held May 18, 2011.

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

(a)(3) Exhibits

The following exhibits, as applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.4	Amended and Restated Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Offer Letter of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2011.

Signature	Title

/s/ JOHN R. MILLESON John R. Milleson	President, Chief Executive Officer, and Director (principal executive officer)

/s/ KATHLEEN J. CHAPPELL Kathleen J. Chappell	Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ THOMAS T. GILPIN Thomas T. Gilpin	Chairman of the Board and Director

/s/ ROBERT W. SMALLEY, JR. Robert W. Smalley, Jr.	Vice Chairman of the Board and Director

/s/ THOMAS T. BYRD Thomas T. Byrd	Director

/s/ MARY BRUCE GLAIZE Mary Bruce Glaize	Director

/s/ DOUGLAS C. RINKER Douglas C. Rinker	Director

/s/ JOHN D. STOKELY, JR. John D. Stokely, Jr.	Director

/s/ JAMES T. VICKERS James T. Vickers	Director

/s/ RANDALL G. VINSON Randall G. Vinson	Director

/s/ JAMES R. WILKINS, JR James R. Wilkins, Jr.	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.4	Amended and Restated Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Offer Letter of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements.