Form 10-Q
period 2011-03-31
EAGLE FINANCIAL SERVICES INC
filed 2011-05-16
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 1, 2011 was 3,279,940.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$6,542	$6,884
Interest-bearing deposits with other institutions	24,228	7,086
Federal funds sold	—	—

Total cash and cash equivalents	30,770	13,970

Securities available for sale, at fair value	109,378	109,794
Restricted investments	3,982	3,982
Loans	403,908	408,449
Allowance for loan losses	(7,277)	(7,111)

Net Loans	396,631	401,338

Bank premises and equipment, net	15,826	15,712
Other real estate owned, net of allowance	2,641	1,783
Other assets	12,110	12,261

Total assets	$571,338	$558,840

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$103,568	$98,256
Savings and interest bearing demand deposits	183,660	184,548
Time deposits	153,390	146,492

Total deposits	$440,618	$429,296
Federal funds purchased and securities sold under agreements to repurchase	14,050	14,395
Federal Home Loan Bank advances	52,250	52,250
Trust preferred capital notes	7,217	7,217
Other liabilities	2,506	1,853

Total liabilities	$516,641	$505,011

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2011, 3,263,590; issued 2010, 3,249,477	8,159	8,124
Surplus	9,208	9,076
Retained earnings	35,998	35,419
Accumulated other comprehensive income	1,332	1,210

Total shareholders’ equity	$54,697	$53,829

Total liabilities and shareholders’ equity	$571,338	$558,840

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest and Dividend Income
Interest and fees on loans	$5,731	$5,807
Interest on federal funds sold	—	2
Interest and dividends on securities available for sale:
Taxable interest income	714	634
Interest income exempt from federal income taxes	327	328
Dividends	61	71
Interest on deposits in banks	6	2

Total interest and dividend income	$6,839	$6,844

Interest Expense
Interest on deposits	661	785
Interest on federal funds purchased and securities sold under agreements to repurchase	90	98
Interest on Federal Home Loan Bank advances	438	455
Interest on trust preferred capital notes	34	32
Interest on interest rate swap	44	45

Total interest expense	$1,267	$1,415

Net interest income	$5,572	$5,429
Provision For Loan Losses	900	550

Net interest income after provision for loan losses	$4,672	$4,879

Noninterest Income
Income from fiduciary activities	$268	$240
Service charges on deposit accounts	388	446
Other service charges and fees	774	667
Loss on the sale of other real estate owned	(43)	(126)
Gain on sale of securities	—	98
Other operating income	18	39

Total noninterest income	$1,405	$1,364

Noninterest Expenses
Salaries and employee benefits	$2,413	$2,189
Occupancy expenses	309	292
Equipment expenses	161	152
Advertising and marketing expenses	125	105
Stationery and supplies	99	65
ATM network fees	114	86
FDIC assessment	199	314
Computer software expense	126	73
Outside service fees	195	62
Other operating expenses	763	720

Total noninterest expenses	$4,504	$4,058

Income before income taxes	$1,573	$2,185
Income Tax Expense	406	607

Net income	$1,167	$1,578

Earnings Per Share
Net income per common share, basic	$0.36	$0.49

Net income per common share, diluted	$0.36	$0.49

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
Balance, December 31, 2009	$7,999	$8,504	$34,048	$1,092		$51,643
Comprehensive income:
Net income			1,578		$1,578	1,578
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $185				360	360	360
Change in market value of interest rate swap, net of deferred income tax payable of $41				(81)	(81)	(81)

Total comprehensive income					$1,857

Restricted stock awards, stock incentive plan (7,936 shares)	20	(20)				—
Stock-based compensation expense		(45)				(45)
Issuance of common stock, dividend investment plan (10,253 shares)	26	120				146
Dividends declared ($0.17 per share)			(547)			(547)

Balance, March 31, 2010	$8,045	$8,559	$35,079	$1,371		$53,054

Balance, December 31, 2010	$8,124	$9,076	$35,419	$1,210		$53,829
Comprehensive income:
Net income			1,167		$1,167	1,167
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $42				82	82	82
Change in market value of interest rate swap, net of deferred income tax payable of $21				40	40	40

Total comprehensive income					$1,289

Restricted stock awards, stock incentive plan (4,366 shares)	11	(11)				—
Stock-based compensation expense		17				17
Issuance of common stock, dividend investment plan (9,747 shares)	24	126				150
Dividends declared ($0.18 per share)			(588)			(588)

Balance, March 31, 2011	$8,159	$9,208	$35,998	$1,332		$54,697

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$1,167	$1,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	203	192
Amortization of intangible and other assets	21	35
Provision for loan losses	900	550
Provision for other real estate owned	70	(38)
Loss on the sale of other real estate owned	43	123
Loss on the sale and disposal of assets	—	10
Gain on the sale of securities	—	(98)
Accrual of restricted stock awards	17	(45)
Premium amortization (discount accretion) on securities, net	20	1
Changes in assets and liabilities:
Decrease in other assets	106	300
Increase in other liabilities	717	732

Net cash provided by operating activities	$3,264	$3,340

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	10,529	10,024
Purchases of securities available for sale	(10,010)	(11,174)
Proceeds from the sale of securities	—	2,853
Purchases of bank premises and equipment	(317)	(419)
Proceeds from the sale of repossessed assets	40	19
Proceeds from the sale of other real estate owned	87	1,185
Net decrease (increase) in loans	2,670	(638)

Net cash provided by investing activities	$2,999	$1,850

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$4,424	$1,734
Net increase in certificates of deposit	6,897	14,718
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(345)	612
Net decrease increase in Federal Home Loan Bank advances	—	(5,000)
Cash dividends paid	(439)	(402)

Net cash provided by financing activities	$10,537	$11,662

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Three Months Ended March 31,
	2011	2010
(Decrease) increase in cash and cash equivalents	$16,800	$16,852

Cash and Cash Equivalents
Beginning	13,970	7,533

Ending	$30,770	$24,385

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,293	$1,305

Income taxes	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$123	$545

Change in market value of interest rate swap	$61	$(122)

Other real estate acquired in settlement of loans	$1,058	$50

Issuance of common stock, dividend investment plan	$150	$146

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2011 and December 31, 2010, the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 201 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	12,772	$16.89	13,335	$20.00
Granted	8,700	16.25	8,900	15.75
Vested	(4,366)	17.72	(3,936)	22.06
Forfeited	(756)	22.99	(4,160)	19.87

Nonvested, end of period	16,350	$16.05	14,139	$16.79

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2011 and 2010 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended March 31,
	2011	2010
Average number of common shares outstanding	3,274,898	3,227,129
Effect of dilutive common stock	6,688	5,571

Average number of common shares outstanding used to calculate diluted earnings per share	3,281,586	3,232,700

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$29,698	$451	$(100)	$30,049
Mortgage-backed securities	18,688	516	(107)	19,097
Obligations of states and political subdivisions	42,493	992	(465)	43,020
Corporate securities	13,979	1,065	(63)	14,981
Equity securities	2,054	177	—	2,231

	$106,912	$3,201	$(735)	$109,378

	December 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$32,716	$531	$(97)	$33,150
Mortgage-backed securities	15,706	524	(73)	16,157
Obligations of states and political subdivisions	42,511	928	(531)	42,908
Corporate securities	14,464	994	(57)	15,401
Equity securities	2,054	124	—	2,178

	$107,451	$3,101	$(758)	$109,794

There were no sales of securities available for sale during the first three months of 2011. During the first quarter of 2010, the Company sold $2,853,000 in available for sale securities for a net gain of $98,000.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2011 and December 31, 2010 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	7,910	100	—	—	7,910	100
Mortgage-backed securities	6,182	107	—	—	6,182	107
Obligations of states and political subdivisions	13,989	414	301	51	14,290	465
Corporate securities	—	—	63	63	63	63
Equity securities	—	—	—	—	—	—

	$28,081	$621	$364	$114	$28,445	$735

	December 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,916	$97	$—	$—	$6,916	$97
Mortgage-backed securities	4,355	73	—	—	4,355	73
Obligations of states and political subdivisions	11,464	481	320	50	11,784	531
Corporate securities	1,047	57	—	—	1,047	57
Equity securities	—	—	—	—	—	—

	$23,782	$708	$320	$50	$24,102	$758

Gross unrealized losses on available for sale securities included forty-three (43) and twenty (20) debt securities at March 31, 2011 and December 31, 2010, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2011 and December 31, 2010 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2010 and March 31, 2011. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $24,769,000 at March 31, 2011 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

The composition of restricted investments at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	3,498	3,498
Community Bankers’ Bank Stock	140	140

	$3,982	$3,982

NOTE 5. Loans

The composition of loans at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$30,338	$31,560
Secured by farmland	3,981	4,332
Secured by 1-4 family residential properties	207,368	207,671
Multifamily	4,865	4,908
Commercial	114,848	116,381
Loans to farmers	1,293	1,293
Commercial and industrial loans	24,451	24,449
Consumer installment loans	13,551	14,518
All other loans	3,213	3,337

	$403,908	$408,449
Less: Allowance for loan losses	7,277	7,111

	$396,631	$401,338

NOTE 6. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010 were as follows:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010	Three Months Ended March 31, 2010
	(in thousands)
Balance, beginning	$7,111	$5,970	$5,970
Provision charged to operating expense	900	6,325	550
Recoveries added to the allowance	100	291	52
Loan losses charged to the allowance	(834)	(5,475)	(281)

Balance, ending	$7,277	$7,111	$6,291

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

Nonaccrual and past due loans by class at March 31, 2011 and December 31, 2010 were as follows:

	As of March 31, 2011 (in thousands)
	30 - 59 Past Due	60 - 89 Past Due	Greater than 90 Days	Total Past Due	Nonaccrual Loans	Current	Total Loans
Commercial - Non Real Estate:
Commercial & Industrial	$94	$53	$—	$147	$245	$24,059	$24,451
Commercial Real Estate:
Owner Occupied	901	—	—	901	762	80,397	82,060
Non-owner occupied	692	—	—	692	256	31,840	32,788
Construction and Farmland:
Residential	—			—	—	9,698	9,698
Commercial	537	—		537	1,583	22,501	24,621
Consumer - Non Real Estate
Automobile	186	7	—	193		6,296	6,489
Other	169	9	3	181		6,881	7,062
Residential:
Equity Lines	688	131		819	186	41,056	42,061
Single family	1,701	1,922	—	3,623	2,591	159,093	165,307
Multifamily	—	—	—	—	—	4,865	4,865
All Other Loans	—	—	1	1	343	4,162	4,506

Total	$4,968	$2,122	$4	$7,094	$5,966	$390,848	$403,908

	As of December 31, 2010 (in thousands)
	30 - 59 Past Due	60 - 89 Past Due	Greater than 90 Days	Total Past Due	Nonaccrual Loans	Current	Total Loans
Commercial - Non Real Estate:
Commercial & Industrial	$91	$700	$7	$798	$267	$23,384	$24,449
Commercial Real Estate:
Owner Occupied	178	645	—	823	1,071	81,497	83,391
Non-owner occupied	863	—	—	863	—	32,127	32,990
Construction and Farmland:
Residential	—			—	3,808	5,623	9,431
Commercial	608	70		678	—	25,783	26,461
Consumer - Non Real Estate
Automobile	138	8	—	146		9,970	10,116
Other	35	64	3	102		4,300	4,402
Residential:
Equity Lines	782	60		842	190	41,657	42,689
Single family	1,537	174	—	1,711	3,041	160,230	164,982
Multifamily	—	—	—	—	—	4,908	4,908
All Other Loans	8	—	—	8	—	4,622	4,630

Total	$4,240	$1,721	$10	$5,971	$8,377	$394,101	$408,449

Total loans past due ninety days or greater still accruing interest were $4,000 and $10,000 at March 31, 2011 and December 31, 2010, respectively.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

Allowance for loan losses by segment at March 31, 2011 and December 31, 2010 were as follows:

	As of and for the Three Months Ended March 31, 2011 (in thousands)
	Construction and Farmland	1-4 Residential	Multifamily	Commercial Real Estate	Commercial	Consumer	All Other Loans	Total
Allowance for credit losses:
Beginning Balance	$1,386	$3,454	$3	$1,231	$819	$182	$36	$7,111
Charge-Offs	649	44	—	—	13	114	14	834
Recoveries	2	4	—	—	5	82	7	100
Provision	288	281	—	(44)	63	(25)	337	900

Ending balance	$1,027	$3,695	$3	$1,187	$874	$125	$366	$7,277

Ending balance: Individually evaluated for impairment	—	2,060	—	273	139	—	342	2,814

Ending balance: collectively evaluated for impairment	$1,027	$1,635	$3	$914	$735	$125	$24	$4,463

Ending balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Financing receivables:
Ending balance	$34,319	$207,368	$4,865	$114,848	$24,451	$13,551	$4,506	$403,908

Ending balance individually evaluated for impairment	1,325	10,892	—	5,139	552	—	342	18,250

Ending balance collectively evaluated for impairment	32,994	196,476	4,865	109,709	23,899	13,551	4,164	385,658

Ending balance loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

	As of December 31, 2010 (in thousands)
	Construction and Farmland	1-4 Residential	Multifamily	Commercial Real Estate	Commercial	Consumer	All Other Loans	Total
Allowance for credit losses:
Ending balance	$1,386	$3,454	$3	$1,231	$819	$182	$36	$7,111

Ending balance: Individually evaluated for impairment	622	1,623	—	273	139	—	—	2,657

Ending balance: collectively evaluated for impairment	$764	$1,831	$3	$958	$680	$182	$36	$4,454

Ending balance: loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Financing receivables:
Ending balance	$35,892	$207,671	$4,908	$116,381	$24,449	$14,518	$4,630	$408,449

Ending balance individually evaluated for impairment	3,549	11,172	—	5,141	319	—	—	20,181

Ending balance collectively evaluated for impairment	32,343	196,499	4,908	111,240	24,130	14,518	4,630	388,268

Ending balance loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

Impaired loans by class at March 31, 2011 and December 31, 2010 were as follows:

	As of March 31, 2011 (in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$234	$234	$—	$240	$4
Commercial Real Estate:
Owner Occupied	1,945	1,936	—	1,935	29
Non-owner occupied	2,358	2,349	—	2,347	38
Construction and Farmland:
Residential	2,491	2,440	—	3,740	2
Commercial	414	414	—	414	8
Residential
Equity lines	—	—	—	—	—
Single family	3,730	3,667	—	3,967	30
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$11,172	$11,040	$—	$12,643	$111

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$320	$319	$140	$313	$7
Commercial Real Estate:
Owner Occupied	336	306	122	306	5
Non-owner occupied	550	548	151	526	19
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Residential
Equity lines	254	253	160	253	3
Single family	7,036	6,971	1,899	6,966	89
Multifamily	—	—	—	—	—
Other Loans	354	342	342	342	—

	$8,850	$8,739	$2,814	$8,706	$123

Total:
Commercial	$554	$553	$140	$553	$11
Commercial Real Estate	5,189	5,139	273	5,114	91
Construction and Farmland	2,905	2,854	—	4,154	10
Residential	11,020	10,891	2,059	11,186	122
Other	354	342	342	342	—

Total	$20,022	$19,779	$2,814	$21,349	$234

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

	As of December 31, 2010 (in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	2,151	2,143	—	2,164	131
Non-owner occupied	2,153	2,144	—	2,153	34
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,447	2,447	—	2,451	70
Residential
Equity lines	689	685	—	690	33
Single family	4,450	4,432	—	4,736	90
Multifamily	—	—	—	—	—

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$319	$319	$139	$695	$29
Commercial Real Estate:
Owner Occupied	306	306	122	406	—
Non-owner occupied	549	548	151	202	23
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,102	1,102	622	1,259	68
Residential
Equity lines	—	—	—	—	—
Single family	6,093	6,055	1,623	3,653	319
Multifamily	—	—	—	—	—

Total:
Commercial	$319	$319	$139	$695	$29
Commercial Real Estate	5,159	5,141	273	4,925	188
Construction and Farmland	3,549	3,549	622	3,710	138
Residential	11,232	11,172	1,623	9,079	442

	$20,259	$20,181	$2,657	$18,409	$797

Recorded investment is defined as the summation of the principal balance, accrued interest, and net deferred loan fees or costs.

There were twenty-five (25) troubled debt restructured loans totaling $9,312,000 at March 31, 2011. At December 31, 2010 there were thirty-one (31) troubled debt restructured loans totaling $8,469,000. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2011.

The Company uses a rating system for evaluating the risks associated with non-consumer loans. Consumer loans are not evaluated for risk unless the characteristics of the loan fall within classified categories. Descriptions of these ratings are as follows:

Pass	Pass loans exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

Watch	Watch loans exhibit income volatility, negative operating trends, and a highly leveraged balance sheet. A higher level of supervision is required for these loans as the potential for a negative event could impact the borrower’s ability to repay the loan.

Special mention	Special mention loans exhibit a potential weakness, if left uncorrected, may negatively affect the borrower’s ability to repay its debt obligation. The risk of default is not imminent and the borrower still demonstrates sufficient cash flow to support the loan.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

Substandard	Substandard loans exhibit well defined weaknesses and have a potential of default. The borrowers exhibit adverse financial trends but still have the ability to service debt obligations.

Doubtful	Doubtful loans exhibit all of the characteristics inherent in substandard loans but the weaknesses make collection or full liquidation highly questionable.

Loss	Loss loans are considered uncollectible and of such little value that its continuance of a bankable asset is not warranted.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

Credit quality information by class at March 31, 2011 and December 31, 2010 was as follows:

	As of March 31, 2011 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$20,075	$224	$1,936	$1,971	$245	$—	$24,451
Commercial Real Estate:
Owner Occupied	65,683	4,366	6,630	5,080	301	—	82,060
Non-owner occupied	23,997	2,919	3,749	1,868	255	—	32,788
Construction and Farmland:
Residential	8,156	299	1,243	—	—	—	9,698
Commercial	18,166	472	2,302	2,770	911	—	24,621
Residential:
Equity Lines	40,425	295	142	1,049	150	—	42,061
Single family	145,614	3,308	3,900	10,125	2,360	—	165,307
Multifamily	3,247	1,618	—	—	—	—	4,865
All other loans	4,164	—	—	—	342	—	4,506

Total	$329,527	$13,501	$19,902	$22,863	$4,564	$—	$390,357

	Performing	Nonperforming
Consumer Credit Exposure by
Payment Activity	$13,131	$420

	As of December 31, 2010 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$19,990	$845	$1,535	$1,812	$267	$—	$24,449
Commercial Real Estate:							—
Owner Occupied	65,983	5,686	8,823	2,899	—	—	83,391
Non-owner occupied	25,569	3,322	3,113	986	—	—	32,990
Construction and Farmland:							—
Residential	7,875	1,556	—	—	—	—	9,431
Commercial	17,492	790	2,378	2,672	3,129	—	26,461
Residential:							—
Equity Lines	41,430	182	67	860	150	—	42,689
Single family	147,445	3,674	2,229	9,132	2,502	—	164,982
Multifamily	3,272	1,636	—	—	—	—	4,908
All other loans	4,581	49	—	—	—	—	4,630

Total	$333,637	$17,740	$18,145	$18,361	$6,048	$—	$393,931

	Performing	Nonperforming
Consumer Credit Exposure by
Payment Activity	$14,270	$248

One consumer loan was rated as watch for $22,000 and one consumer loan was rated as substandard for $8,000 at March 31, 2011. One consumer loan was rated as watch for $23,000 and one consumer loan was rated as substandard for $10,000 at December 31, 2010.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

NOTE 7. Deposits

The composition of deposits at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Noninterest bearing demand deposits	$103,568	$98,256

Savings and interest bearing demand deposits:
NOW accounts	$68,170	$72,413
Money market accounts	70,668	69,766
Regular savings accounts	44,822	42,369

	$183,660	$184,548

Time deposits:
Balances of less than $100,000	$90,301	$85,269
Balances of $100,000 and more	63,089	61,223

	$153,390	$146,492

	$440,618	$429,296

NOTE 8. Pension and Postretirement Benefit Plans

The Company has a funded noncontributory defined benefit pension plan that covers substantially all of its employees. The plan provides defined benefits based on years of service and final average salary. Effective December 31, 2006, the pension plan was amended so that no further benefits will accrue under the plan and no additional employees may become participants. In June 2010, the board of directors voted to terminate the pension plan effective September 30, 2010. Pending regulatory, approval, a payout is expected to occur in the fourth quarter of 2011. Defined benefit pension plan expenses are projected to be approximately $507,000 in 2011 and nothing going forward.

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three months ended March 31, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	49	47	1	2
Expected return on plan assets	(40)	(37)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss (gain)	16	59	(2)	(2)

Net periodic benefit cost	$25	$69	$(1)	$—

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

The pension financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

• Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents balances of pension assets measured at fair value on March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011 Using
	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash	$—	$—	$—	$—
Cash Equivalents	1,547	1,547
Mutual funds (a)	1,706	1,706	—	—

Total assets at fair value	$3,253	$3,253	$—	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash	$1	$1	$—	$—
Cash Equivalents	1,406	1,406
AA corporate bonds	131	—	131	—
Mutual funds (a)	1,714	1,714	—	—

Total assets at fair value	$3,252	$3,121	$131	$—

(a)	100% of mutual funds are invested in fixed income corporate bond securities.

NOTE 9. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at March 31, 2011 was 1.93%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2011, the total amount ($7,000,000) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

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

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011 Using
	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$30,049	$—	$30,049	$—
Mortgage-backed securities	19,097	—	19,097	—
Obligations of states and political subdivisions	43,020	—	43,020	—
Corporate securities	14,981		14,981
Equity securities:
Bank preferred stock	2,231	2,231	—	—

Total assets at fair value	$109,378	$2,231	$107,147	$—

Liabilities:
Interest rate swap	108	—	108	—

Total liabilities at fair value	$108	$—	$108	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$33,150	$—	$33,150	$—
Mortgage-backed securities	16,157	—	16,157	—
Obligations of states and political subdivisions	42,908	—	42,908	—
Corporate securities	15,401		15,401
Equity securities:
Bank preferred stock	2,178	2,178	—	—

Total assets at fair value	$109,794	$2,178	$107,616	$—

Liabilities:
Interest rate swap	169	—	169	—

Total liabilities at fair value	$169	$—	$169	$—

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2011 and December 31, 2010:

		Carrying value at March 31, 2011
	Balance as of March 31, 2011	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$16,965	$—	$—	$16,965
Nonfinancial Assets:
Other real estate owned	2,641	—	—	2,641

		Carrying value at December 31, 2010
	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$17,524	$—	$—	$17,524
Nonfinancial Assets:
Other real estate owned	1,783	—	—	1,783

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

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

The carrying amount and fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$30,770	$30,770	$13,970	$13,970
Securities	109,378	109,378	109,794	109,794
Loans, net	396,631	407,380	401,338	416,669
Accrued interest receivable	2,258	2,258	2,179	2,179
Interest rate swap contract	—	—	—	—

Financial liabilities:
Deposits	$440,618	$442,160	$429,296	$430,627
Federal funds purchased and securities sold under agreements to repurchase	14,050	14,534	14,395	14,950
Federal Home Loan Bank advances	52,250	54,523	52,250	54,853
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	391	391	417	417
Interest rate swap contract	108	108	169	169

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

March 31, 2011

NOTE 11. Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Company uses interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converts floating rate debt into fixed rate debt, or alternatively, converts fixed rate debt into floating rate debt. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest expense. These interest rate swap agreements are derivative instruments that qualify for hedge accounting as discussed in Note 1. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following table summarizes the fair value of derivative instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$108	Other Liabilities	$169

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at March 31, 2011 and 2010 and the Consolidated Statements of Income for the three months ended at March 31, 2011 and 2010:

Derivatives in GAAP Cash Flow Hedging Relationships	Three Months Ended March 31,
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Realized Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Realized Portion)
	2011	2010		2011	2010
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$40	$(81)	Interest expense	$44	$45

NOTE 12. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its consolidated financial statements.

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

March 31, 2011

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

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

NOTE 13. Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2011 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2010 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2011, the Company had total assets of $571,338,000, net loans of $396,631,000, total deposits of $440,618,000 and shareholders’ equity of $54,697,000. The Company’s net income was $1,167,000 for the three months ended March 31, 2011.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, a senior management loan committee, and a director loan committee. Lending limits for individuals and the Senior Loan Committee are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Category I) is assigned to the Bank’s President / Chief Executive Officer, Senior Loan Officer and Senior Credit Officer (approval authority only). Two officers in Category I may combine their authority to approve loan requests to borrowers with credit exposure up to $1,000,000 on a secured basis and $500,000 unsecured. Officers in Category II, III, IV, V, VI and VII have lesser authorities and with approval of a Category I officer may extend loans to borrowers with exposure of $500,000 on a secured basis and $250,000 unsecured. Loan exposures up to $1,000,000 may be approved with the concurrence of two, Category I officers. Loans to borrowers with total credit exposures between $1,000,000 and $3,000,000 are approved by the Senior Loan Committee consisting of the President, Chief Operating Officer, Senior Loan

Officer, Senior Credit Officer, and Chief Financial Officer. Approval of the Senior Loan Committed is required prior to being referred to the Director Loan Committee for approval. Loans exceeding $3,000,000 and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a forum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the first three months of 2011 was $1,167,000, a decrease of $411,000 or 26.1% as compared to net income for the first three months of 2010 of $1,578,000. Earnings per share, basic and diluted, were $0.36 and $0.49 the first three months of 2011 and 2010, respectively. Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first three months of 2011 and 2010 was 0.84% and 1.17%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first three months of 2011 and 2010 was 8.79% and 12.10%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $5,572,000 and $5,429,000 for the first three months of 2011 and 2010, respectively, which represents an increase of $143,000 or 2.6%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Average interest earning assets increased $23,003,000 from March 31, 2010 to March 31, 2011 while the average yield decreased 26 basis points over that same period. Total interest income was $6,839,000 and $6,844,000 for the first three months of 2011 and 2010, respectively, which represents a decrease of $5,000 or 0.1%. Total interest expense was $1,267,000 and $1,415,000 for the first three months of 2011 and 2010, respectively, which represents a decrease of $148,000 or 10.5%. Average interest bearing liabilities increased $10,080,000 from March 31, 2010 to March 31, 2011 while the interest bearing liabilities rate decreased 18 basis points over the same period.

The net interest margin was 4.39% and 4.48% for the first three months of 2011 and 2010, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2011 and 2010. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,731	$5,807
Interest Income - Securities and Other Interest-Earnings Assets	1,108	1,037
Interest Expense - Deposits	661	785
Interest Expense - Other Borrowings	606	630

Total Net Interest Income	$5,572	$5,429
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income—Loans	$25	$35
Add: Tax Benefit on Tax-Exempt Interest Income—Securities	169	169

Total Tax Benefit on Tax-Exempt Interest Income	$194	$204

Tax-Equivalent Net Interest Income	$5,766	$5,633

The tax-equivalent yield on earning assets decreased 26 basis points from 5.61% to 5.35% for the first three months of 2010 and 2011, respectively. The tax-equivalent yield on securities decreased 43 basis points from 4.96% to 4.53% for the first three months of 2010 and 2011, respectively. The tax equivalent yield on loans decreased 16 basis points from 5.88% to 5.72% for the first three months of 2010 and 2011. The average rate on interest bearing liabilities decreased 18 basis points from 1.44% to 1.26% for the first three months of 2011 and 2010, respectively. The average rate on interest bearing deposits decreased 21 basis points from 1.01% to 0.80% for the first three months of 2010 and 2011. The Company’s higher level of variable liabilities contributed to a larger decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilized overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings increased 11 basis points from 2.39% to 2.50% for the first three months of 2010 and 2011. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances increased 29 basis points from 3.11% to 3.40% for the first three months of 2010 and 2011.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $900,000 and $550,000 for the first three months of 2011 and 2010, respectively. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio.

Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. This analysis identifies changes in the creditworthiness of specific borrowers and changes in the value of collateral securing certain loans. The results, which consider net charge-offs and the provision, indicate whether the Company’s allowance for loan losses is adequate given the potential losses within the loan portfolio. This analysis indicated that the Company’s allowance for loan losses was adequate at March 31, 2011.

Noninterest Income

Total noninterest income for the first three months of 2011 and 2010 was $1,405,000 and $1,364,000, respectively, which represents an increase of $41,000 or 3.0%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

There were no sales or calls of securities which resulted in a gain or loss during the first three months of 2011. Net gains on sales of securities was $98,000 for the first quarter of 2010.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, was $268,000 and $240,000 for the first three months of 2011 and 2010, respectively. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $58,000 or 13.0% from $446,000 to $388,000 for the first three months of 2010 and 2011, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types it has experienced a decrease in overdraft service charges.

Other service charges and fees increased $107,000 or 16.0% from $667,000 for the first three months of 2010 to $774,000 for the first three months of 2011. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group increased $42,000 or 29.6% from $142,000 to $184,000 for the first three months of 2010 and 2011, respectively. The amount of fees generated from the Bank’s ATM/debit card programs increased $63,000 or 25.5% from $247,000 to $310,000 for the first three months of 2010 and 2011, respectively. The Dodd-Frank Act amended the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. This could potentially lower the Bank’s debit card income significantly in the future.

Other operating income decreased $21,000 from $39,000 to $18,000 for the first three months of 2011 and 2010, respectively. This decrease is primarily attributable to an adjustment in the cash surrender value of officer life insurance in 2010.

Noninterest Expenses

Total noninterest expenses increased $446,000 or 11.0% from $4,058,000 to $4,504,000 for the first three months of 2010 and 2011, respectively. This increase can be mainly attributed to an increase in ATM network fees, FDIC assessments, computer software expense, and other outside service fees. The efficiency ratio of the Company was 62.16 and 57.62% for the three months ended March 31, 2011 and 2010. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $224,000 or 10.2% from $2,189,000 for the first three months of 2010 to $2,413,000 for the first three months of 2011. Occupancy expenses increased $17,000 or 5.8% from $292,000 to $309,000 for the first three months of 2010 and 2011, respectively. Equipment expenses increased $9,000 from $152,000 to $161,000 for the first three months of 2010 and 2011, respectively.

Advertising and marketing expenses increased $20,000 or 19.1% from $105,000 to $125,000 for the first three months of 2010 and 2011, respectively. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

FDIC assessments decreased $115,000 or 36.6% from $314,000 to $199,000 for the first three months of 2010 and 2011, respectively. On December 30 2009, the Company prepaid their estimated quarterly FDIC assessments of $2,300,000 for 2010, 2011, and 2012.

Other operating expenses increased $43,000 or 6.0% from $720,000 to $763,000 for the first three months of 2010 and 2011, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, and credit card processing fees. Other expenses within this category are auditing fees and computer software expenses.

Income Taxes

Income tax expense was $406,000 and $607,000 for the first three months of 2011 and 2010, respectively. These amounts correspond to an effective tax rate of 27.70% and 25.81% for the first three months of 2010 and 2011, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $109,378,000 at March 31, 2011 as compared to $109,794,000 at December 31, 2010. This represents a decrease of $416,000 or 0.4%. The Company purchased $10,010,000 in securities during the first three months of 2011. The Company had total maturities and principal repayments of $10,528,000 during the first three months of 2010. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2011. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2011 and December 31, 2010. The Company had an unrealized gain on available for sale securities of $2,466,000 at March 31, 2011 as compared to an unrealized gain of $2,343,000 at December 31, 2010. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $403,908,000 and $408,449,000 at March 31, 2011 and December 31, 2010, respectively. This represents a decrease of $4,541,000 or 1.1% for the first three months of 2011. The ratio of loans to deposits decreased during the first quarter of 2011 from 95.14% at December 31, 2010 to 91.67% at March 31, 2011. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2011 and December 31, 2010.

Loans secured by real estate were $361,400,000 or 89.5% and $364,852,000 or 89.3% of total loans at March 31, 2011 and December 31, 2010, respectively. This represents a decrease of $3,452,000 or 1.0% during the first three months of 2011. Consumer installment loans were $13,551,000 or 3.4% and $14,518,000 or 3.6% of total loans at March 31, 2011 and December 31, 2010, respectively. This represents a decrease of $967,000 or 6.7% during the first three months of 2011. Commercial and industrial loans were $24,451,000 or 6.1% and $24,449,000 or 6.0% of total loans at March 31, 2011 and December 31, 2010, respectively. This represents an increase of $2,000 for the first three months of 2011.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010. Charged-off loans were $834,000 and $281,000 for the three months ended March 31, 2011 and 2010, respectively. Recoveries were $100,000 and $52,000 for the three months ended March 31, 2011 and 2010, respectively. This resulted in net charge-offs of $734,000 and $229,000 for the three months ended March 31, 2011 and 2010, respectively. The allowance for loan losses as a percentage of loans was 1.80% at March 31, 2011 and 1.74% at December 31, 2010. The allowance for loan losses was 84.0% of nonperforming assets at March 31, 2011 and 69.8% of nonperforming assets at December 31, 2010. Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, and other real estate owned (foreclosed properties). Nonaccrual loans were $5,966,000 and $8,377,000 at March 31, 2011 and December 31, 2010, respectively. Other real estate owned was $2,641,000 and $1,783,000 at March 31, 2011 and December 31, 2010, respectively. The percentage of nonperforming assets to loans and other real estate owned was 1.47% at March 31, 2011 and 2.04% at December 31, 2010. Because the Company’s loan portfolio has a significant concentration in real estate loans, the softening of real estate values within the Company’s market as well as the declines in housing activity have negatively impacted non performing asset levels. Total loans past due 90 days or more and still accruing interest were $4,000 and $10,000 at March 31, 2011 and December 31, 2010, respectively.

During the first quarter of 2011, the Bank placed two loans totaling $516,000 on nonaccrual status. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

Loans are placed on nonaccrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that require additional provisions for loan losses to be charged against earnings.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are normally included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2011, the Company had $6,289,000 in restructured loans.

Deposits

Total deposits were $440,618,000 and $429,296,000 at March 31, 2011 and December 31, 2010, respectively. This represents an increase of $11,322,000 or 2.6% during the first three months of 2011. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2011 and December 31, 2010.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $5,312,000 or 5.4% from $98,256,000 at December 31, 2010 to $103,568,000 at March 31, 2011. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts decreased $888,000 or 0.5% from $184,548,000 at December 31, 2010 to $183,660,000 at March 31, 2011. Time deposits increased $6,897,000 or 4.7% from $146,492,000 at December 31, 2010 to $153,389,000 at March 31, 2011. This is comprised of an increase in time deposits of $100,000 and more of $2,885,000 or 5.8% and an increase in time deposits of less than $100,000 of $5,893,000 or 9.1%. Certificates of deposit also included $30,017,000 and $31,898,000 in brokered certificates of deposit at March 31, 2011 and December 31, 2010.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000. Core deposits totaled $388,742,000 or 88.2% and $347,901,000 or 81.0% of total deposits at March 31, 2011 and December 31, 2010, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2011 was $54,697,000, reflecting a percentage of total assets of 9.57%, as compared to $53,829,000 and 9.63% at December 31, 2010. Shareholders’ equity per share increased $0.18 or 1.1% to $16.68 per share at March 31, 2011 from $16.50 per share at December 31, 2010. During the first quarters of 2010 and 2011, the Company paid a dividend of $0.17 and $0.18, respectively. Total dividends paid during 2010 were $0.69 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 15.19% at March 31, 2011 as compared to 14.77% at December 31, 2010. The Company’s total risk-based capital ratio was 16.45% at March 31, 2011 as compared to 16.02% at December 31, 2010. The Company’s Tier 1 capital to average total assets ratio was 10.74% at March 31, 2011 as compared to 10.62% at December 31, 2010. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2011, liquid assets totaled $211,319,000 as compared to $227,394,000 at December 31, 2010. These amounts represent 40.9% and 45.0% of total liabilities at March 31, 2011 and December 31, 2010, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2010 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 16th day of May, 2011.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Vice President, Chief Financial Officer