Form 10-Q
period 2011-06-30
EAGLE FINANCIAL SERVICES INC
filed 2011-08-15
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of July 31, 2011 was 3,297,098.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$3,079	$6,884
Interest-bearing deposits with other institutions	30,556	7,086
Federal funds sold	6,134	—

Total cash and cash equivalents	39,769	13,970

Securities available for sale, at fair value	112,853	109,794
Restricted investments	3,930	3,982
Loans	402,474	408,449
Allowance for loan losses	(7,834)	(7,111)

Net Loans	394,640	401,338

Bank premises and equipment, net	15,772	15,712
Other real estate owned, net of allowance	3,653	1,783
Other assets	11,754	12,261

Total assets	$582,371	$558,840

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$104,786	$98,256
Savings and interest bearing demand deposits	193,729	184,548
Time deposits	151,459	146,492

Total deposits	$449,974	$429,296
Federal funds purchased and securities sold under agreements to repurchase	13,240	14,395
Federal Home Loan Bank advances	52,250	52,250
Trust preferred capital notes	7,217	7,217
Other liabilities	3,201	1,853

Total liabilities	$525,882	$505,011

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2011, 3,279,798; issued 2010, 3,249,477	8,199	8,124
Surplus	9,434	9,076
Retained earnings	36,730	35,419
Accumulated other comprehensive income	2,126	1,210

Total shareholders’ equity	$56,489	$53,829

Total liabilities and shareholders’ equity	$582,371	$558,840

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest and Dividend Income
Interest and fees on loans	$5,711	$5,873	$11,442	$11,680
Interest on federal funds sold	—	—	—	2
Interest and dividends on securities available for sale:
Taxable interest income	739	661	1,453	1,295
Interest income exempt from federal income taxes	335	324	662	652
Dividends	65	68	126	139
Interest on deposits in banks	14	8	20	10

Total interest and dividend income	$6,864	$6,934	$13,703	$13,778

Interest Expense
Interest on deposits	635	764	1,296	1,549
Interest on federal funds purchased and securities sold under agreements to repurchase	91	95	181	193
Interest on Federal Home Loan Bank advances	453	460	891	915
Interest on trust preferred capital notes	33	35	67	67
Interest on interest rate swap	46	45	90	90

Total interest expense	$1,258	$1,399	$2,525	$2,814

Net interest income	$5,606	$5,535	$11,178	$10,964
Provision For Loan Losses	900	750	1,800	1,300

Net interest income after provision for loan losses	$4,706	$4,785	$9,378	$9,664

Noninterest Income
Income from fiduciary activities	$241	$222	$509	$462
Service charges on deposit accounts	396	477	784	923
Other service charges and fees	839	745	1,613	1,412
(Loss) on the sale of other real estate owned	(113)	(121)	(161)	(247)
Gain on sale of securities	163	—	163	98
Other operating income	16	60	39	99

Total noninterest income	$1,542	$1,383	$2,947	$2,747

Noninterest Expenses
Salaries and employee benefits	$2,487	$2,345	$4,900	$4,534
Occupancy expenses	282	281	591	573
Equipment expenses	183	144	344	296
Advertising and marketing expenses	125	95	250	200
Stationery and supplies	69	47	168	112
ATM network fees	132	106	246	192
FDIC assessment	177	178	376	492
Computer software expense	143	134	269	207
Outside service fees	92	81	287	143
Other operating expenses	754	694	1,517	1,414

Total noninterest expenses	$4,444	$4,105	$8,948	$8,163

Income before income taxes	$1,804	$2,063	$3,377	$4,248
Income Tax Expense	481	578	887	1,185

Net income	$1,323	$1,485	$2,490	$3,063

Earnings Per Share
Net income per common share, basic	$0.40	$0.46	$0.76	$0.95

Net income per common share, diluted	$0.40	$0.46	$0.76	$0.95

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance, December 31, 2009	$7,999	$8,504	$34,048	$1,092		$51,643
Comprehensive income:
Net income			3,063		$3,063	3,063
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $387				751	751	751
Change in market value of interest rate swap, net of deferred income taxes of $152				(296)	(296)	(296)

Total comprehensive income					$3,518

Issuance of restricted stock, stock incentive plan (7,936 shares)	20	(20)				—
Stock-based compensation expense		5				5
Issuance of common stock, dividend investment plan (19,351 shares)	48	244				292
Dividends declared ($0.34 per share)			(1,096)			(1,096)

Balance, June 30, 2010	$8,067	$8,733	$36,015	$1,547		$54,362

Balance, December 31, 2010	$8,124	$9,076	$35,419	$1,210		$53,829
Comprehensive income:
Net income			2,490		$2,490	2,490
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $509				991	991	991
Change in market value of interest rate swap, net of deferred income taxes of $38				(75)	(75)	(75)

Total comprehensive income					$3,406

Restricted stock awards, stock incentive plan (5,691 shares)	14	(14)				—
Stock-based compensation expense		42				42
Issuance of common stock, dividend investment plan (19,446 shares)	48	254				302
Issuance of common stock, employee benefit plan (5,184 shares)	13	76				89
Dividends declared ($0.36 per share)			(1,179)			(1,179)

Balance, June 30, 2011	$8,199	$9,434	$36,730	$2,126		$56,489

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$2,490	$3,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	413	379
Amortization of intangible and other assets	44	70
Provision for loan losses	1,800	1,300
Provision for other real estate owned	70	80
Loss on the sale of other real estate owned	161	247
Loss on the sale and disposal of assets	—	9
Gain on the sale of securities	(163)	(98)
Accrual of restricted stock awards	42	5
Premium amortization (discount accretion) on securities, net	40	12
Changes in assets and liabilities:
(Increase) in other assets	(104)	(1,394)
Increase in other liabilities	1,349	1,681

Net cash provided by operating activities	$6,142	$5,354

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$19,966	$19,582
Purchases of securities available for sale	(26,199)	(27,105)
Proceeds from the sale of securities	4,849	2,853
Purchases of bank premises and equipment	(473)	(1,217)
Proceeds from the sale of repossessed assets	95	35
Proceeds from the sale of other real estate owned	859	1,727
Net decrease (increase) in loans	1,826	(8,319)

Net cash provided by investing activities	$923	$(12,444)

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$15,710	$11,291
Net increase in certificates of deposit	4,966	12,051
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(1,154)	971
Net (decrease) increase in Federal Home Loan Bank advances	—	(5,000)
Issuance of common stock, employee benefit plan	89	—
Cash dividends paid	(877)	(805)

Net cash provided by financing activities	$18,734	$18,508

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Six Months Ended
	June 30,
	2011	2010

(Decrease) increase in cash and cash equivalents	$25,799	$11,418

Cash and Cash Equivalents
Beginning	13,970	7,533

Ending	$39,769	$18,951

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,547	$2,919

Income taxes	$—	$1,300

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized gain on securities available for sale	$1,500	$1,139

Change in market value of interest rate swap	$(113)	$(448)

Other real estate acquired in settlement of loans	$2,960	$938

Issuance of common stock, dividend investment plan	$302	$293

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than six months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting annual performance measures. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	12,772	$16.89	13,335	$20.00
Granted	12,300	16.76	12,900	16.14
Vested	(5,691)	17.26	(3,936)	22.06
Forfeited	(2,081)	18.38	(4,160)	19.87

Nonvested, end of period	17,300	$16.50	18,139	$16.83

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2011 and 2010 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Average number of common shares outstanding	3,286,551	3,236,763	3,280,757	3,231,973
Effect of dilutive common stock	7,780	8,466	7,234	7,019

Average number of common shares outstanding used to calculate diluted earnings per share	3,294,331	3,245,229	3,287,991	3,238,992

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$25,672	$696	$(1)	$26,367
Mortgage-backed securities	24,728	795	(33)	25,490
Obligations of states and political subdivisions	43,072	1,337	(107)	44,302
Corporate securities	13,484	1,049	(82)	14,451
Equity securities	2,054	189	—	2,243

	$109,010	$4,066	$(223)	$112,853

	December 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$32,716	$531	$(97)	$33,150
Mortgage-backed securities	15,706	524	(73)	16,157
Obligations of states and political subdivisions	42,511	928	(531)	42,908
Corporate securities	14,464	994	(57)	15,401
Equity securities	2,054	124	—	2,178

	$107,451	$3,101	$(758)	$109,794

Sales of securities available for sale totaled $4,849,000 during the first six months of 2011. During the first six months of 2010, the Company sold $2,853,000 in available for sale securities for a net gain of $98,000.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2011 and December 31, 2010 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$999	$1	$—	$—	$999	$1
Mortgage-backed securities	2,821	33	—	—	2,821	33
Obligations of states and political subdivisions	2,723	63	299	44	3,022	107
Corporate securities	—	—	42	82	42	82
Equity securities	—	—	—	—	—	—

	$6,543	$97	$341	$126	$6,884	$223

	December 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,916	$97	$—	$—	$6,916	$97
Mortgage-backed securities	4,355	73	—	—	4,355	73
Obligations of states and political subdivisions	11,464	481	320	50	11,784	531
Corporate securities	1,047	57	—	—	1,047	57
Equity securities	—	—	—	—	—	—

	$23,782	$708	$320	$50	$24,102	$758

Gross unrealized losses on available for sale securities included thirteen (13) and thirty-five (35) debt securities at June 30, 2011 and December 31, 2010, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2011 and December 31, 2010 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2010 and June 30, 2011. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $24,958,000 at June 30, 2011 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

The composition of restricted investments at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	(in thousands)

Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	3,446	3,498
Community Bankers’ Bank Stock	140	140

	$3,930	$3,982

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2011 and 2010 and the year ended December 31, 2010 were as follows:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010	Six Months Ended June 30, 2010
	(in thousands)

Balance, beginning	$7,111	$5,970	$5,970
Provision charged to operating expense	1,800	6,325	1,300
Recoveries added to the allowance	452	291	85
Loan losses charged to the allowance	(1,529)	(5,475)	(813)

Balance, ending	$7,834	$7,111	$6,542

Nonaccrual and past due loans by class at June 30, 2011 and December 31, 2010 were as follows:

	As of June 30, 2011
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans

Commercial - Non Real Estate:
Commercial & Industrial	$234	$82	$—	$316	$26,507	$26,823	$—	$132
Commercial Real Estate:
Owner Occupied	186	813	298	1,297	80,734	82,031	—	462
Non-owner occupied	688	—	—	688	31,501	32,189	—	249
Construction and Farmland:
Residential	420	—	—	420	8,969	9,389	—	—
Commercial	—	—	—	—	21,914	21,914	—	—
Consumer:
Installment	114	25	59	198	13,394	13,592	60	—
Residential:
Equity Lines	426	20	48	494	28,267	28,761	48	—
Single family	3,164	525	2,592	6,281	172,878	179,159	384	3,202
Multifamily	—	—	—	—	4,578	4,578	—	—
All Other Loans	—	31	342	373	3,665	4,038	—	342

Total	$5,232	$1,496	$3,339	$10,067	$392,407	$402,474	$492	$4,387

	As of December 31, 2010
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans

Commercial - Non Real Estate:
Commercial & Industrial	$91	$129	$7	$227	$24,222	$24,449	$7	$267
Commercial Real Estate:
Owner Occupied	1,100	938	177	2,215	81,176	83,391	—	1,071
Non-owner occupied	248	—	294	542	32,448	32,990	—	—
Construction and Farmland:
Residential	63	70	1,122	1,255	9,042	10,297	—	3,808
Commercial	1,222	—	911	2,133	23,462	25,595	—	—
Consumer:
Installment	181	72	3	256	14,262	14,518	3	—
Residential:
Equity Lines	781	60	—	841	41,848	42,689	—	190
Single family	1,814	490	502	2,806	162,176	164,982	—	3,041
Multifamily	—	—	—	—	4,908	4,908	—	—
All Other Loans	—	696	—	696	3,934	4,630	—	—

Total	$5,500	$2,455	$3,016	$10,971	$397,478	$408,449	$10	$8,377

Allowance for loan losses by segment at June 30, 2011 and December 31, 2010 were as follows:

	As of and for the Six Months Ended June 30, 2011
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:

Beginning Balance	$1,386	$3,457	$1,231	$819	$182	$36	$—	$7,111
Charge-Offs	684	409	11	184	214	27	—	1,529
Recoveries	3	257	—	68	112	12	—	452
Provision	377	113	233	194	101	329	453	1,800

Ending balance	$1,082	$3,418	$1,453	$897	$181	$350	$453	$7,834

Ending balance: Individually evaluated for impairment	$55	$1,743	$334	$137	$—	$342	$—	$2,611

Ending balance: collectively evaluated for impairment	$1,027	$1,675	$1,119	$760	$181	$8	$453	$5,223

Financing receivables:

Ending balance	$31,303	$212,498	$114,220	$26,823	$13,592	$4,038	$—	$402,474

Ending balance individually evaluated for impairment	$1,938	$6,920	$4,607	$211	$—	$342	$—	$14,018

Ending balance collectively evaluated for impairment	$29,365	$205,578	$109,613	$26,612	$13,592	$3,696	$—	$388,456

	As of December 31, 2010
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:

Ending balance	$1,386	$3,457	$1,231	$819	$182	$36	$—	$7,111

Ending balance: Individually evaluated for impairment	$622	$1,623	$273	$139	$—	$—	$—	$2,657

Ending balance: collectively evaluated for impairment	$764	$1,834	$958	$680	$182	$36	$—	$4,454

Financing receivables:

Ending balance	$35,892	$212,579	$116,381	$24,449	$14,518	$4,630	$—	$408,449

Ending balance individually evaluated for impairment	$3,549	$11,172	$5,141	$319	$—	$—	$—	$20,181

Ending balance collectively evaluated for impairment	$32,343	$201,407	$111,240	$24,130	$14,518	$4,630	$—	$388,268

Impaired loans by class at June 30, 2011 and December 31, 2010 were as follows:

	As of June 30, 2011
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	1,941	1,933	—	1,943	61
Non-owner occupied	1,560	1,554	—	1,564	44
Construction and Farmland:
Residential	1,849	1,839	—	1,853	37
Commercial	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	1,658	1,649	—	1,660	40
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$7,008	$6,975	$—	$7,020	$182

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$221	$211	$137	$214	$8
Commercial Real Estate:
Owner Occupied	331	298	111	333	—
Non-owner occupied	824	822	223	826	28
Construction and Farmland:
Residential	99	99	55	99	2
Commercial	—	—	—	—	—
Residential
Equity lines	405	403	330	405	7
Single family	5,005	4,868	1,413	4,976	118
Multifamily	—	—	—	—	—
Other Loans	359	342	342	358	—

	$7,244	$7,043	$2,611	$7,211	$163

Total:
Commercial	$221	$211	$137	$214	$8
Commercial Real Estate	4,656	4,607	334	4,666	133
Construction and Farmland	1,948	1,938	55	1,952	39
Residential	7,068	6,920	1,743	7,041	165
Other	359	342	342	358	—

Total	$14,252	$14,018	$2,611	$14,231	$345

The average recorded investment of impaired loans for the three month period ended June 30, 2011 was $14,039,000. The interest income recognized on impaired loans for the three months ended June 30, 2011 was $185,000.

	As of December 31, 2010
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	2,143	2,151	—	2,164	131
Non-owner occupied	2,144	2,153	—	2,153	34
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,447	2,447	—	2,451	70
Residential
Equity lines	685	689	—	690	33
Single family	4,432	4,450	—	4,736	90
Multifamily	—	—	—	—	—

	$11,851	$11,890	$—	$12,194	$358

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$319	$319	$139	$695	$29
Commercial Real Estate:
Owner Occupied	306	306	122	406	—
Non-owner occupied	548	549	151	202	23
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,102	1,102	622	1,259	68
Residential
Equity lines	—	—	—	—	—
Single family	6,055	6,093	1,623	3,653	319
Multifamily	—	—	—	—	—

	$8,330	$8,369	$2,657	$6,215	$439

Total:
Commercial	$319	$319	$139	$695	$29
Commercial Real Estate	5,141	5,159	273	4,925	188
Construction and Farmland	3,549	3,549	622	3,710	138
Residential	11,172	11,232	1,623	9,079	442

	$20,181	$20,259	$2,657	$18,409	$797

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is in nonaccrual status, all payments are applied to principal under the cost-recovery method. For financial statement purposes, the recorded investment in nonaccrual loans is the actual principal balance reduced by payments that would otherwise have been applied to interest. When reporting information on these loans to the applicable customers, the unpaid principal balance is reported as if payments were applied to principal and interest under the original terms of the loan agreements. Therefore, the unpaid principal balance reported to the customer would be higher than the recorded investment in the loan for financial statement purposes. When the ultimate collectability of the total principal of the impaired loan is not in doubt and the loan is in nonaccrual status, contractual interest is credited to interest income when received under the cash-basis method.

There were twenty-three (23) troubled debt restructured loans totaling $8,770,000 at June 30, 2011. At December 31, 2010 there were thirty-one (31) troubled debt restructured loans totaling $8,469,000. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2011.

The Company uses a rating system for evaluating the risks associated with non-consumer loans. Consumer loans are not evaluated for risk unless the characteristics of the loan fall within classified categories. Descriptions of these ratings are as follows:

Pass	Pass loans exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

Watch	Watch loans exhibit income volatility, negative operating trends, and a highly leveraged balance sheet. A higher level of supervision is required for these loans as the potential for a negative event could impact the borrower’s ability to repay the loan.

Special mention	Special mention loans exhibit a potential weakness, if left uncorrected, may negatively affect the borrower’s ability to repay its debt obligation. The risk of default is not imminent and the borrower still demonstrates sufficient cash flow to support the loan.

Substandard	Substandard loans exhibit well defined weaknesses and have a potential of default. The borrowers exhibit adverse financial trends but still have the ability to service debt obligations.

Doubtful	Doubtful loans exhibit all of the characteristics inherent in substandard loans but the weaknesses make collection or full liquidation highly questionable.

Loss	Loss loans are considered uncollectible and of such little value that its continuance as a bankable asset is not warranted.

Credit quality information by class at June 30, 2011 and December 31, 2010 was as follows:

	As of June 30, 2011 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total

Commercial - Non Real Estate:
Commercial & Industrial	$22,716	$328	$1,762	$1,885	$132	$—	$26,823
Commercial Real Estate:
Owner Occupied	65,416	4,748	6,767	4,802	298	—	82,031
Non-owner occupied	22,809	3,270	3,353	2,508	249	—	32,189
Construction and Farmland:
Residential	7,903	—	1,486	—	—	—	9,389
Commercial	17,001	899	1,925	2,089	—	—	21,914
Consumer:
Installment	—	5	27	18	7	—	57
Residential:
Equity Lines	27,722	21	144	724	150	—	28,761
Single family	158,260	3,866	4,546	11,035	1,452	—	179,159
Multifamily	2,978	1,600	—	—	—	—	4,578
All other loans	3,696	—	—	—	342	—	4,038

Total	$328,501	$14,737	$20,010	$23,061	$2,630	$—	$388,939

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,535	$—

	As of December 31, 2010 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total

Commercial - Non Real Estate:
Commercial & Industrial	$19,990	$845	$1,535	$1,812	$267	$—	$24,449
Commercial Real Estate:							—
Owner Occupied	65,983	5,686	8,823	2,899	—	—	83,391
Non-owner occupied	25,569	3,322	3,113	986	—	—	32,990
Construction and Farmland:							—
Residential	7,875	1,556	—	—	—	—	9,431
Commercial	17,492	790	2,378	2,672	3,129	—	26,461
Consumer:
Installment	—	23	—	10	—	—	33
Residential:							—
Equity Lines	41,430	182	67	860	150	—	42,689
Single family	147,445	3,674	2,229	9,132	2,502	—	164,982
Multifamily	3,272	1,636	—	—	—	—	4,908
All other loans	4,581	49	—	—	—	—	4,630

Total	$333,637	$17,763	$18,145	$18,371	$6,048	$—	$393,964

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$14,237	$248

NOTE 6. Deposits

The composition of deposits at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011	December 31, 2010
	(in thousands)

Noninterest bearing demand deposits	$104,786	$98,256

Savings and interest bearing demand deposits:
NOW accounts	$71,409	$72,413
Money market accounts	77,317	69,766
Regular savings accounts	45,003	42,369

	$193,729	$184,548

Time deposits:
Balances of less than $100,000	$87,804	$85,269
Balances of $100,000 and more	63,655	61,223

	$151,459	$146,492

	$449,974	$429,296

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

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three and six months ended June 30, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	49	47	1	2
Expected return on plan assets	(40)	(37)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss (gain)	16	59	(2)	(2)

Net periodic benefit cost	$25	$69	$(1)	$—

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	98	94	2	4
Expected return on plan assets	(80)	(74)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss (gain)	32	118	(4)	(4)

Net periodic benefit cost	$50	$138	$(2)	$—

The pension financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents balances of pension assets measured at fair value on June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011 Using
	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Cash Equivalents	$1,541	$1,541	$—	$—
Mutual funds (a)	1,724	1,724	—	—

Total assets at fair value	$3,265	$3,265	$—	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Cash	$1	$1	$—	$—
Cash Equivalents	1,406	1,406
AA corporate bonds	131	—	131	—
Mutual funds (a)	1,714	1,714	—	—

Total assets at fair value	$3,252	$3,121	$131	$—

(a)	100% of mutual funds are invested in fixed income corporate bond securities.

NOTE 8. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at June 30, 2011 was 1.87%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2011, the total amount ($7,000,000) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011 Using
	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$26,367	$—	$26,367	$—
Mortgage-backed securities	25,490	—	25,490	—
Obligations of states and political subdivisions	44,302	—	44,302	—
Corporate securities	14,451	—	14,451	—
Equity securities:
Bank preferred stock	2,243	2,243	—	—

Total assets at fair value	$112,853	$2,243	$110,610	$—

Liabilities:
Interest rate swap	282	—	282	—

Total liabilities at fair value	$282	$—	$282	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$33,150	$—	$33,150	$—
Mortgage-backed securities	16,157	—	16,157	—
Obligations of states and political subdivisions	42,908	—	42,908	—
Corporate securities	15,401		15,401
Equity securities:
Bank preferred stock	2,178	2,178	—	—

Total assets at fair value	$109,794	$2,178	$107,616	$—

Liabilities:
Interest rate swap	169	—	169	—

Total liabilities at fair value	$169	$—	$169	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. Level 2 impaired loan value is determined by utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Level 3 impaired loan values are determined using inventory and accounts receivables collateral and are based on financial statement balances or aging reports. If the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old or has been discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business, then the fair value is considered Level 3. Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lesser of the fair value of the property, less estimated selling costs or the loan balance outstanding at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Any subsequent valuation adjustments are applied to earnings in the consolidated statements of income. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of GAAP.

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2011 and December 31, 2010:

	Balance as of June 30, 2011	Carrying value at June 30, 2011
		Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$11,407	$—	$—	$11,407

Nonfinancial Assets:
Other real estate owned	3,653	—	—	3,653

		Carrying value at December 31, 2010
	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$17,524	$—	$—	$17,524

Nonfinancial Assets:
Other real estate owned	1,783	—	—	1,783

GAAP defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than through a forced or liquidation sale for purposes of this disclosure. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

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

The carrying amount and fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$39,769	$39,769	$13,970	$13,970
Securities	116,783	116,783	109,794	109,794
Loans, net	394,640	410,820	401,338	416,669
Accrued interest receivable	2,139	2,139	2,179	2,179

Financial liabilities:
Deposits	$449,974	$451,864	$429,296	$430,627
Federal funds purchased and securities sold under agreements to repurchase	13,240	13,721	14,395	14,950
Federal Home Loan Bank advances	52,250	54,733	52,250	54,853
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	368	368	417	417
Interest rate swap contract	282	282	169	169

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

NOTE 10. Derivative Instruments and Hedging Activities

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

The following table summarizes the fair value of derivative instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP

Interest rate swap contracts	Other Liabilities	$282	Other Liabilities	$169

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at June 30, 2011 and 2010 and the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	Amount of Gain (Loss)
	Recognized in OCI			Amount of Gain (Loss)
Derivatives in GAAP	on Derivative		Location of Gain (Loss)	Recognized in Income
Cash Flow Hedging	(Effective Portion)		Recognized in Income	(Ineffective Portion)
Relationships	2011	2010	(Ineffective Portion)	2011	2010
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$(115)	$(215)	Not applicable	$—	$—

	Six Months Ended June 30,
	Amount of Gain (Loss)
	Recognized in OCI			Amount of Gain (Loss)
Derivatives in GAAP	on Derivative		Location of Gain (Loss)	Recognized in Income
Cash Flow Hedging	(Effective Portion)		Recognized in Income	(Ineffective Portion)
Relationships	2011	2010	(Ineffective Portion)	2011	2010
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$(75)	$(296)	Not applicable	$—	$—

NOTE 11. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its (consolidated) financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s (consolidated) financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its (consolidated) financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its (consolidated) financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its (consolidated) financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its (consolidated) financial statements.

NOTE 12. Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2011 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At June 30, 2011, the Company had total assets of $582,371,000, net loans of $394,640,000, total deposits of $449,974,000 and shareholders’ equity of $56,489,000. The Company’s net income was $2,490,000 for the six months ended June 30, 2011.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, a senior management loan committee, and a director loan committee. Lending limits for individuals and the Senior Loan Committee are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Category I) is assigned to the Bank’s President / Chief Executive Officer, Senior Loan Officer and Senior Credit Officer (approval authority only). Two officers in Category I may combine their authority to approve loan requests to borrowers with credit exposure up to $1,000,000 on a secured basis and $500,000 unsecured. Officers in Category II, III, IV, V, VI and VII have lesser authorities and with approval of a Category I officer may extend loans to borrowers with exposure of $500,000 on a secured basis and $250,000 unsecured. Loan exposures up to $1,000,000 may be approved with the concurrence of two, Category I officers. Loans to borrowers with total credit exposures between $1,000,000 and $3,000,000 are approved by the Senior Loan Committee consisting of the President, Chief Operating Officer, Senior Loan

Officer, Senior Credit Officer, and Chief Financial Officer. Approval of the Senior Loan Committee is required prior to being referred to the Director Loan Committee for approval. Loans exceeding $3,000,000 and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a forum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first six months of 2011 was $2,490,000, a decrease of $573,000 or 18.7% as compared to net income for the first six months of 2010 of $3,063,000. Earnings per share, basic and diluted, were $0.76 and $0.95 the first six months of 2011 and 2010, respectively. Net income for the second quarter of 2011 was $1,323,000, a decrease of $162,000 or 10.9% as compared to net income for the second quarter of 2010 of $1,485,000. Earnings per share, basic and diluted, were $0.40 and $0.46 for the second quarter of 2011 and 2010, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first six months of 2011 and 2010 was 0.88% and 1.13%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first six months of 2011 and 2010 was 9.20% and 11.67%, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $11,178,000 and $10,964,000 for the first six months of 2011 and 2010, respectively, which represents an increase of $214,000 or 2.0%. Net interest income was $5,606,000 and $5,535,000 for the second quarter of 2011 and 2010, respectively, which represents an increase of $71,000 or 1.3%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Average interest earning assets increased $21,074,000 from the quarter ended June 30, 2010 to the quarter ended June 30, 2011 while the average yield decreased 25 basis points over that same period. Total interest income was $13,703,000 and $13,778,000 for the first six months of 2011 and 2010, respectively, which represents a decrease of $75,000 or 0.5%. Total interest income was $6,864,000 and $6,934,000 for the second quarter of 2011 and 2010, respectively, which represents a decrease of $70,000 or 1.0%. Total interest expense was $2,525,000 and $2,814,000 for the first six months of 2011 and 2010, respectively, which represents a decrease of $289,000 or 10.3%. Total interest expense was $1,258,000 and $1,399,000 for the second quarter of 2011 and 2010, respectively, which represents a decrease of $141,000 or 10.1%. Average interest bearing liabilities increased $9,482,000 from the quarter ended June 30, 2010 to the quarter ended June 30, 2011 while the interest bearing liabilities rate decreased 18 basis points over the same period.

The net interest margin was 4.33% and 4.43% for the first six months of 2011 and 2010, respectively. The net interest margin was 4.32% and 4.38% for the second quarter of 2011 and 2010, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2011 and 2010. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,711	$5,873	$11,442	$11,680
Interest Income - Securities and Other Interest-Earnings Assets	1,153	1,061	2,261	2,098
Interest Expense - Deposits	635	764	1,296	1,549
Interest Expense - Other Borrowings	623	635	1,229	1,265

Total Net Interest Income	$5,606	$5,535	$11,178	$10,964

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$29	$35	$54	$69
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	173	167	341	336

Total Tax Benefit on Tax-Exempt Interest Income	$202	$202	$395	$405

Tax-Equivalent Net Interest Income	$5,808	$5,737	$11,573	$11,369

The tax-equivalent yield on earning assets decreased 25 basis points from 5.53% for the first six months of 2010 to 5.28% for the same period in 2011. During that same time, the tax-equivalent yield on securities decreased 29 basis points from 4.82% to 4.53%. The tax equivalent yield on loans decreased 15 basis points from 5.86% for the first six months of 2010 to 5.71% for the same time period in 2011. The average rate on interest bearing liabilities decreased 18 basis points from 1.42% for the first six months of 2010 to 1.24% for the same time period in 2011. The average rate on interest bearing deposits decreased 20 basis points from 0.98% to 0.78% during that same time. The Company’s higher level of variable liabilities contributed to a larger decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings increased 11 basis points from 2.47% to 2.58% for the first six months of 2010 and 2011. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances increased 27 basis points from 3.17% to 3.44% for the first six months of 2010 and 2011.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $1,800,000 and $1,300,000 for the first six months of 2011 and 2010, respectively. The higher provision for loan losses is partially reflective of the increased net loan charge-offs experienced during the first six months of 2011 compared to the same period in 2010.

Noninterest Income

Total noninterest income for the first six months of 2011 and 2010 was $2,947,000 and $2,747,000, respectively, which represents an increase of $200,000 or 7.3%. Total noninterest income for the second quarter of 2011 and 2010 was $1,542,000 and $1,383,000, respectively, which represents an increase of $159,000 or 11.5%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Sales or calls of securities during the first six months of 2011 resulted in net gains of $163,000. Net gains on sales of securities were $98,000 for the first six months of 2010.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $47,000 or 10.2% from $462,000 for the first six months of 2010 to $509,000 for the first six months of 2011. Income from fiduciary activities increased $19,000 or 8.6% from $222,000 for the second quarter of 2010 to $241,000 for the second quarter of 2011. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $139,000 or 15.1% from $923,000 to $784,000 for the first six months of 2010 and 2011, respectively. Service charges on deposit accounts decreased $81,000 or 17.0% from $477,000 to $396,000 for the second quarter of 2010 and 2011, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income.

Other service charges and fees increased $201,000 or 14.2% from $1,412,000 for the first six months of 2010 to $1,613,000 for the first six months of 2011. Other service charges and fees increased $94,000 or 12.6% from $745,000 for the second quarter of 2010 to $839,000 for the second quarter of 2011. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $374,000 and $280,000 for the first six months of 2011 and 2010, respectively. The amount of fees generated from the Bank’s ATM/debit card programs increased $113,000 or 20.6% from $549,000 to $662,000 for the first six months of 2010 and 2011, respectively. This increase resulted mostly from the manner in which the Company accounts for ATM revenue. The Dodd-Frank Act amended the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. This could potentially lower the Bank’s debit card income significantly in the future. Mortgage origination fees were $114,000 and $165,000, an increase of $51,000 or 44.7% from 2010 and 2011.

Other operating income decreased $44,000 or 44.4% from $99,000 to $57,000 for the first six months of 2010 and 2011, respectively. This change resulted from a lesser increase in cash surrender value of officer life insurance recorded during the first six months of 2011. Other operating income decreased $23,000 from $60,000 to $37,000 for the second quarter of 2010 and 2011, respectively.

Noninterest Expenses

Total noninterest expenses increased $785,000 or 9.6% from $8,163,000 to $8,948,000 for the first six months of 2010 and 2011, respectively. Total noninterest expenses increased $339,000 or 8.3% from $4,105,000 to $4,444,000 for the second quarter of 2010 and 2011, respectively. This increase can be attributed to increases in several expense items, computer software expense, other outside service fees and expenses related to other real estate owned. The efficiency ratio of the Company was 61.63% and 57.82% for the six months ended June 30, 2011 and 2010. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $366,000 or 8.1% from $4,534,000 for the first six months of 2010 to $4,900,000 during the same period in 2011. Salaries and benefits increased $142,000 or 6.1% from $2,345,000 for the second quarter of 2010 to $2,487,000 for the second quarter of 2011. Occupancy expenses increased $18,000 or 3.1% from $573,000 to $591,000 for the first six months of 2010 and 2011, respectively. Occupancy expenses during the second quarter of 2010 and 2011 were $281,000 and $282,000, respectively. Equipment expenses increased $48,000 or 16.2% from $296,000 to $344,000 for the first six months of 2010 and 2011, respectively. Equipment expenses increased $39,000 or 27.1% from $144,000 to $183,000 for the second quarter of 2010 and 2011, respectively.

Advertising and marketing expenses increased $50,000 or 25.0% from $200,000 to $250,000 for the first six months of 2010 and 2011, respectively. Advertising and marketing expenses increased $30,000 or 31.6% from $95,000 to $125,000 for the second quarter of 2010 and 2011, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

FDIC assessments decreased $116,000 or 23.6% from $492,000 to $376,000 for the first six months of 2010 and 2011, respectively. FDIC assessments decreased $1,000 or 0.6% from $178,000 to $177,000 for the second quarter of 2010 and 2011, respectively. On December 30 2009, the Company prepaid their estimated quarterly FDIC assessments of $2,300,000 for 2010, 2011, and 2012.

Computer software expenses increased $62,000 or 30.0% from $207,000 to $269,000 for the first six months of 2010 and 2011, respectively. Computer software expenses increased $9,000 or 6.7% from $134,000 to $143,000 for the second quarter of 2010 and 2011, respectively.

Outside service fees increased $144,000 or 100.7% from $143,000 to $287,000 for the first six months of 2010 and 2011, respectively. This increase resulted from the Company increasing the frequency that the Bank’s loan portfolio is reviewed by its outside vendor. Outside service fees increased $11,000 or 13.6% from $81,000 to $92,000 for the second quarter of 2010 and 2011, respectively.

Other operating expenses increased $103,000 or 7.3% from $1,414,000 to $1,517,000 for the first six months of 2010 and 2011, respectively. Other operating expenses increased $60,000 or 8.7% from $694,000 to $754,000 for the second quarter of 2010 and 2011, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, and credit card processing fees. Audit fees are also included within this category.

Income Taxes

Income tax expense was $1,185,000 and $887,000 for the first six months of 2010 and 2011, respectively. These amounts correspond to an effective tax rate of 27.90% and 26.27% for the first six months of 2010 and 2011, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $112,853,000 at June 30, 2011, compared to $109,794,000 at December 31, 2010. This represents an increase of $3,059,000 or 2.8%. The Company purchased $26,199,000 in securities during the first six months of 2011. The Company had total maturities and principal repayments of $19,914,000 during the first six months of 2011. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2011. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2011 and December 31, 2010. The Company had an unrealized gain on available for sale securities of $3,843,000 at June 30, 2011 as compared to an unrealized gain of $2,343,000 at December 31, 2010. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $402,474,000 and $408,449,000 at June 30, 2011 and December 31, 2010, respectively. This represents a decrease of $5,975,000 or 1.5% for the first six months of 2011. The ratio of loans to deposits decreased during the first quarter of 2011 from 95.14% at December 31, 2010 to 89.44% at June 30, 2011.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2011 and December 31, 2010.

Loans secured by real estate were $358,021,000 or 89.0% and $364,852,000 or 89.3% of total loans at June 30, 2011 and December 31, 2010, respectively. This represents a decrease of $6,831,000 or 1.9% during the first six months of 2011. Consumer installment loans were $13,592,000 or 3.4% and $14,518,000 or 3.6% of total loans at June 30, 2011 and December 31, 2010, respectively. This represents a decrease of $926,000 or 6.4% during the first six months of 2011. Commercial and industrial loans were $26,823,000 or 6.7% and $24,449,000 or 6.0% of total loans at June 30, 2011 and December 31, 2010, respectively. This represents an increase of $2,374,000, or 9.7% for the first six months of 2011.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2011 and 2010 and the year ended December 31, 2010. Charged-off loans were $1,529,000 and $813,000 for the six months ended June 30, 2011 and 2010, respectively. Recoveries were $452,000 and $85,000 for the six months ended June 30, 2011 and 2010, respectively. This resulted in net charge-offs of $1,077,000 and $728,000 for the six months ended June 30, 2011 and 2010, respectively. The allowance for loan losses as a percentage of loans was 1.95% at June 30, 2011 and 1.74% at December 31, 2010. The allowance for loan losses was 91.6% of nonperforming assets at June 30, 2011 and 69.8% of nonperforming assets at December 31, 2010. Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, and other real estate owned (foreclosed properties). Nonaccrual loans were $4,387,000 and $8,377,000 at June 30, 2011 and December 31, 2010, respectively. The decrease in nonaccrual loans resulted mostly from loan charge-offs. Other real estate owned and repossessed assets were $3,675,000 and $1,805,000 at June 30, 2011 and December 31, 2010, respectively. The percentage of nonperforming assets to loans and other real estate owned was 1.99% at June 30, 2011 and 1.97% at December 31, 2010. Because the Company’s loan portfolio has a significant concentration in real estate loans, the softening of real estate values within the Company’s market as well as the declines in housing activity have negatively impacted non performing asset levels. Total loans past due 90 days or more and still accruing interest were $492,000 and $10,000 at June 30, 2011 and December 31, 2010, respectively.

During the first six months of 2011, the Bank placed eight loans totaling $2,054,000 on nonaccrual status. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are normally included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2011, the Company had $8,770,000 in restructured loans. At June 30, 2011, total restructured loans performing under the restructured terms were $8,455,000.

Deposits

Total deposits were $449,974,000 and $429,296,000 at June 30, 2011 and December 31, 2010, respectively. This represents an increase of $20,678,000 or 4.8% during the first six months of 2011. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2011 and December 31, 2010.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $6,530,000 or 6.7% from $98,256,000 at December 31, 2010 to $104,786,000 at June 30, 2011. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $9,181,000 or 4.8% from $184,548,000 at December 31, 2010 to $193,729,000 at June 30, 2011. Time deposits increased $4,967,000 or 3.3% from $146,492,000 at December 31, 2010 to $151,459,000 at June 30, 2011. This is comprised of an increase in time deposits of $100,000 and more of $2,432,000 or 4.0% and an increase in time deposits of less than $100,000 of $2,535,000 or 3.0%. Certificates of deposit also included $28,560,000 and $31,898,000 in brokered certificates of deposit at June 30, 2011 and December 31, 2010.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000. Core deposits totaled $366,996,000 or 81.6% and $347,901,000 or 81.0% of total deposits at June 30, 2011 and December 31, 2010, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2011 was $56,489,000, reflecting a percentage of total assets of 9.70%, as compared to $53,829,000 and 9.63% at December 31, 2010. Shareholders’ equity per share increased $0.66 or 4.0% to $17.22 per share at June 30, 2011 from $16.57 per share at December 31, 2010. During the second quarter of 2010 and 2011, the Company paid a dividend of $0.18 and $0.17, respectively. Total dividends paid during 2010 were $0.69 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 15.49% at June 30, 2011 as compared to 14.77% at December 31, 2010. The Company’s total risk-based capital ratio was 16.73% at June 30, 2011 as compared to 16.02% at December 31, 2010. The Company’s Tier 1 capital to average total assets ratio was 10.68% at June 30, 2011 as compared to 10.62% at December 31, 2010. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2011, liquid assets totaled $258,458,000 as compared to $227,394,000 at December 31, 2010. These amounts represent 49.2% and 45.0% of total liabilities at June 30, 2011 and December 31, 2010, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2010 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

Concerns regarding downgrade of the U.S. credit rating could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. These downgrades could have a material adverse impact on financial markets and economic conditions in the United States generally, the market value of such instruments and the credit risk associated with State governments such as Virginia that have significant economic relationships with the U.S. government. Debt instruments of this nature are key assets on the balance sheets of financial institutions, including ours. In turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity and could exacerbate the other risks to which we are subject, including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders” Equity, (iv) Consolidated Statements of Cash Flows and (v) notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of August, 2011.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell
Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders” Equity, (iv) Consolidated Statements of Cash Flows and (v) notes to Consolidated Financial Statements.