Form 10-Q
period 2011-09-30
EAGLE FINANCIAL SERVICES INC
filed 2011-11-14
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of September 30, 2011 was 3,289,553.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$12,987	$6,884
Interest-bearing deposits with other institutions	5,852	7,086
Federal funds sold	—	—

Total cash and cash equivalents	18,839	13,970

Securities available for sale, at fair value	119,996	109,794
Restricted investments	3,703	3,982
Loans	406,540	408,449
Allowance for loan losses	(7,891)	(7,111)

Net Loans	398,649	401,338

Bank premises and equipment, net	15,728	15,712
Other real estate owned, net of allowance	3,437	1,783
Other assets	10,984	12,261

Total assets	$571,336	$558,840

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$104,153	$98,256
Savings and interest bearing demand deposits	194,035	184,548
Time deposits	151,819	146,492

Total deposits	$450,007	$429,296
Federal funds purchased and securities sold under agreements to repurchase	10,000	14,395
Federal Home Loan Bank advances	42,250	52,250
Trust preferred capital notes	7,217	7,217
Other liabilities	3,939	1,853

Total liabilities	$513,413	$505,011

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2011, 3,289,553; issued 2010, 3,249,477	8,224	8,124
Surplus	9,628	9,076
Retained earnings	37,276	35,419
Accumulated other comprehensive income	2,795	1,210

Total shareholders’ equity	$57,923	$53,829

Total liabilities and shareholders’ equity	$571,336	$558,840

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Interest and fees on loans	$5,750	$5,875	$17,192	$17,555
Interest on federal funds sold	—	—	—	2
Interest and dividends on securities available for sale:
Taxable interest income	603	673	2,056	1,968
Interest income exempt from federal income taxes	367	320	1,029	972
Dividends	189	76	315	215
Interest on deposits in banks	11	6	31	16

Total interest and dividend income	$6,920	$6,950	$20,623	$20,728

Interest Expense
Interest on deposits	$595	$741	$1,890	$2,290
Interest on federal funds purchased and securities sold under agreements to repurchase	93	97	275	290
Interest on Federal Home Loan Bank advances	420	462	1,310	1,377
Interest on trust preferred capital notes	34	37	102	104
Interest on interest rate swap	46	42	136	132

Total interest expense	$1,188	$1,379	$3,713	$4,193

Net interest income	$5,732	$5,571	$16,910	$16,535
Provision For Loan Losses	1,050	2,850	2,850	4,150

Net interest income after provision for loan losses	$4,682	$2,721	$14,060	$12,385

Noninterest Income
Income from fiduciary activities	$189	$248	$698	$710
Service charges on deposit accounts	406	438	1,190	1,361
Other service charges and fees	861	794	2,473	2,206
(Loss) gain on the sale of other real estate owned	(78)	1	(255)	(246)
(Loss) gain on securities	(8)	—	155	98
Other operating income (loss)	24	(6)	80	93

Total noninterest income	$1,394	$1,475	$4,341	$4,222

Noninterest Expenses
Salaries and employee benefits	$2,688	$2,333	$7,588	$6,867
Occupancy expenses	286	261	877	834
Equipment expenses	164	172	507	468
Advertising and marketing expenses	157	139	408	339
Stationery and supplies	53	69	221	181
ATM network fees	131	113	377	305
FDIC assessment	170	179	546	671
Computer software expense	190	150	458	357
Outside service fees	73	77	360	220
Other operating expenses	655	797	2,172	2,211

Total noninterest expenses	$4,567	$4,290	$13,514	$12,453

Income (loss) before income taxes	$1,509	$(94)	$4,887	$4,154
Income Tax Expense	370	(175)	1,258	1,010

Net income	$1,139	$81	$3,629	$3,144

Earnings Per Share
Net income per common share, basic	$0.34	$0.03	$1.10	$0.98

Net income per common share, diluted	$0.34	$0.02	$1.10	$0.97

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total

Balance, December 31, 2009	$7,999	$8,504	$34,048	$1,092		$51,643
Comprehensive income:
Net income			3,144		$3,144	3,144
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $863				1,676	1,676	1,676
Change in market value of interest rate swap, net of deferred income taxes of $235				(457)	(457)	(457)

Total comprehensive income					$4,363

Issuance of restricted stock, stock incentive plan (7,936 shares)	20	(20)				—
Stock-based compensation expense		77				77
Issuance of common stock, dividend investment plan (28,493 shares)	71	369				440
Dividends declared ($0.51 per share)			(1,648)			(1,648)

Balance, September 30, 2010	$8,090	$8,930	$35,544	$2,311		$54,875

Balance, December 31, 2010	$8,124	$9,076	$35,419	$1,210		$53,829
Comprehensive income:
Net income			3,629		$3,629	3,629
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $956				1,855	1,855	1,855
Change in market value of interest rate swap, net of deferred income tax payable of $139				(270)	(270)	(270)

Total comprehensive income					$5,214

Restricted stock awards, stock incentive plan (5,691 shares)	14	(14)				—
Stock-based compensation expense		110				110
Issuance of common stock, dividend investment plan (29,201 shares)	73	380				453
Issuance of common stock, employee benefit plan (5,184 shares)	13	76				89
Dividends declared ($0.54 per share)			(1,772)			(1,772)

Balance, September 30, 2011	$8,224	$9,628	$37,276	$2,795		$57,923

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$3,629	$3,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	629	574
Amortization of intangible and other assets	67	103
Provision for loan losses	2,850	4,150
Provision for other real estate owned	75	80
Loss on the sale and disposal of assets	21	10
Loss on the sale of other real estate owned	255	246
(Gain) on the sale of securities	(155)	(98)
Accrual of restricted stock awards	110	77
Premium amortization (discount accretion) on securities, net	69	33
Changes in assets and liabilities:
Decrease (increase) in other assets	423	(2,427)
Increase in other liabilities	1,678	1,374

Net cash provided by operating activities	$9,651	$7,266

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$30,281	$26,749
Proceeds from the buyback for restricted assets	278	281
Purchases of securities available for sale	(42,435)	(38,238)
Proceeds from the sale of securities	4,849	2,853
Purchases of bank premises and equipment	(648)	(1,712)
Proceeds from the sale of bank premises and equipment	3	—
Proceeds from the sale of other real estate owned	1,673	1,727
Proceeds from the sale of repossessed assets	123	39
Net (increase) in loans	(3,991)	(12,309)

Net cash (used in) investing activities	$(9,867)	$(20,610)

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$15,384	$14,147
Net increase in certificates of deposit	5,327	14,409
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(4,395)	904
Net (decrease) in Federal Home Loan Bank advances	(10,000)	(10,000)
Issuance of common stock, employee benefit plan	89	—
Cash dividends paid	(1,320)	(1,209)

Net cash provided by financing activities	$5,085	$18,251

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Nine Months Ended September 30,
	2011	2010

Increase in cash and cash equivalents	$4,869	$4,907

Cash and Cash Equivalents
Beginning	13,970	7,533

Ending	$18,839	$12,440

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,687	$4,193

Income taxes	$850	$2,250

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized gain (loss) on securities available for sale	$2,811	$2,539

Change in market value of interest rate swap	$(409)	$(692)

Other real estate acquired in settlement of loans	$3,657	$1,179

Issuance of common stock, dividend investment plan	$453	$440

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2011

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2011 and December 31, 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than nine months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting annual performance measures. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	12,772	$16.89	13,335	$20.00
Granted	12,300	16.76	12,900	16.14
Vested	(5,691)	17.26	(7,936)	22.06
Forfeited	(2,081)	18.38	(4,160)	19.87

Nonvested, end of period	17,300	$16.50	14,139	$16.83

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2011 and 2010 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Average number of common shares outstanding	3,302,082	3,249,236	3,287,943	3,238,010
Effect of dilutive common stock	9,390	9,995	7,953	8,011

Average number of common shares outstanding used to calculate diluted earnings per share	3,311,472	3,259,231	3,295,896	3,246,021

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$24,658	$977	$—	$25,635
Mortgage-backed securities	32,519	1,404	—	33,923
Obligations of states and political subdivisions	43,113	2,105	(45)	45,173
Corporate securities	12,498	785	(217)	13,066
Equity securities	2,054	145	—	2,199

	$114,842	$5,416	$(262)	$119,996

	00000000	00000000	00000000	00000000
	December 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$32,716	$531	$(97)	$33,150
Mortgage-backed securities	15,706	524	(73)	16,157
Obligations of states and political subdivisions	42,511	928	(531)	42,908
Corporate securities	14,464	994	(57)	15,401
Equity securities	2,054	124	—	2,178

	$107,451	$3,101	$(758)	$109,794

Sales and calls of securities available for sale totaled $4,849,000 during the first nine months of 2011 for a net gain of $155,000. During the first nine months of 2010, the Company sold $2,853,000 in available for sale securities for a net gain of $98,000.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2011 and December 31, 2010 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	543	5	296	40	839	45
Corporate securities	3,356	142	50	75	3,406	217
Equity securities	—	—	—	—	—	—

	$3,899	$147	$346	$115	$4,245	$262

	000000	000000	000000	000000	000000	000000
	December 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,916	$97	$—	$—	$6,916	$97
Mortgage-backed securities	4,355	73	—	—	4,355	73
Obligations of states and political subdivisions	11,464	481	320	50	11,784	531
Corporate securities	1,047	57	—	—	1,047	57
Equity securities	—	—	—	—	—	—

	$23,782	$708	$320	$50	$24,102	$758

Gross unrealized losses on available for sale securities included nine (9) and thirty-five (35) debt securities at September 30, 2011 and December 31, 2010, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2011 and December 31, 2010 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2010 and September 30, 2011. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $17,581,000 at September 30, 2011 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	3,219	3,498
Community Bankers’ Bank Stock	140	140

	$3,703	$3,982

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010 were as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Nine Months Ended September 30, 2010
	(in thousands)

Balance, beginning	$7,111	$5,970	$5,970
Provision charged to operating expense	2,850	6,325	4,150
Recoveries added to the allowance	568	291	143
Loan losses charged to the allowance	(2,638)	(5,475)	(2,430)

Balance, ending	$7,891	$7,111	$7,833

Nonaccrual and past due loans by class at September 30, 2011 and December 31, 2010 were as follows:

	As of September 30, 2011 (in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans

Commercial - Non Real Estate:
Commercial & Industrial	$50	$197	$—	$247	$24,644	$24,891	$—	$128
Commercial Real Estate:
Owner Occupied	467	—	297	764	82,025	82,789	—	455
Non-owner occupied	245	—	244	489	32,382	32,871	—	245
Construction and Farmland:
Residential	—	315	—	315	8,949	9,264	—	—
Commercial	464	—	—	464	22,992	23,456	—	—
Consumer:
Installment	136	41	2	179	13,291	13,470	2	—
Residential:
Equity Lines	225	—	—	225	33,281	33,506	—	180
Single family	4,742	2,245	910	7,897	169,746	177,643	163	1,627
Multifamily	—	—	—	—	4,524	4,524	—	—
All Other Loans	7	—	—	7	4,119	4,126	—	—

Total	$6,336	$2,798	$1,453	$10,587	$395,953	$406,540	$165	$2,635

	As of December 31, 2010 (in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans

Commercial - Non Real Estate:
Commercial & Industrial	$91	$129	$7	$227	$24,222	$24,449	$7	$267
Commercial Real Estate:
Owner Occupied	1,100	938	177	2,215	81,176	83,391	—	1,071
Non-owner occupied	248	—	294	542	32,448	32,990	—	—
Construction and Farmland:
Residential	63	70	1,122	1,255	9,042	10,297	—	3,808
Commercial	1,222	—	911	2,133	23,462	25,595	—	—
Consumer:
Installment	181	72	3	256	14,262	14,518	3	—
Residential:
Equity Lines	781	60	—	841	41,848	42,689	—	190
Single family	1,814	490	502	2,806	162,176	164,982	—	3,041
Multifamily	—	—	—	—	4,908	4,908	—	—
All Other Loans	—	696	—	696	3,934	4,630	—	—

Total	$5,500	$2,455	$3,016	$10,971	$397,478	$408,449	$10	$8,377

Allowance for loan losses by segment at September 30, 2011 and December 31, 2010 were as follows:

	As of and for the Nine Months Ended September 30, 2011
	(in thousands)
	Construction	Residential	Commercial			All
	and Farmland	Real Estate	Real Estate	Commercial	Consumer	Other Loans	Unallocated	Total
Allowance for credit losses:

Beginning Balance	$1,386	$3,457	$1,231	$819	$182	$36	$—	$7,111
Charge-Offs	710	1,053	24	572	236	43	—	2,638
Recoveries	4	295	—	125	128	16	—	568
Provision	1,202	522	42	1,009	65	10	—	2,850

Ending balance	$1,882	$3,221	$1,249	$1,381	$139	$19	$—	$7,891

Ending balance: Individually evaluated for impairment	$1,078	$1,739	$333	$573	$—	$—	$—	$3,723

Ending balance: collectively evaluated for impairment	$804	$1,482	$916	$808	$139	$19	$—	$4,168

Financing receivables:

Ending balance	$32,720	$215,673	$115,660	$24,891	$13,470	$4,126	$—	$406,540

Ending balance individually evaluated for impairment	$3,186	$8,125	$4,593	$634	$—	$—	$—	$16,538

Ending balance collectively evaluated for impairment	$29,534	$207,548	$111,067	$24,257	$13,470	$4,126	$—	$390,002

	As of December 31, 2010
	(in thousands)
	Construction	Residential	Commercial			All
	and Farmland	Real Estate	Real Estate	Commercial	Consumer	Other Loans	Unallocated	Total
Allowance for credit losses:

Ending balance	$1,386	$3,457	$1,231	$819	$182	$36	$—	$7,111

Ending balance: Individually evaluated for impairment	$622	$1,623	$273	$139	$—	$—	$—	$2,657

Ending balance: collectively evaluated for impairment	$764	$1,834	$958	$680	$182	$36	$—	$4,454

Financing receivables:

Ending balance	$35,892	$212,579	$116,381	$24,449	$14,518	$4,630	$—	$408,449

Ending balance individually evaluated for impairment	$3,549	$11,172	$5,141	$319	$—	$—	$—	$20,181

Ending balance collectively evaluated for impairment	$32,343	$201,407	$111,240	$24,130	$14,518	$4,630	$—	$388,268

Impaired loans by class at September 30, 2011 and December 31, 2010 were as follows:

	As of September 30, 2011
	(in thousands)
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	1,935	1,928	—	1,940	93
Non-owner occupied	1,555	1,550	—	1,562	41
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	2,525	2,520	—	2,570	78
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$6,015	$5,998	$—	$6,072	$212

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$647	$634	$573	$640	$20
Commercial Real Estate:
Owner Occupied	332	297	111	334	—
Non-owner occupied	820	818	222	826	42
Construction and Farmland:
Residential	1,628	1,622	444	1,632	48
Commercial	1,581	1,564	634	1,581	62
Residential
Equity lines	404	402	330	404	10
Single family	4,489	4,717	1,409	5,028	135
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$9,901	$10,054	$3,723	$10,445	$317

Total:
Commercial	$647	$634	$573	$640	$20
Commercial Real Estate	4,642	4,593	333	4,662	176
Construction and Farmland	3,209	3,186	1,078	3,213	110
Residential	7,418	7,639	1,739	8,002	223
Other	—	—	—	—	—

Total	$15,916	$16,052	$3,723	$16,517	$529

The average recorded investment of impaired loans for the three month period ended September 30, 2011 was $16,475,000. The interest income recognized on impaired loans for the three months ended September 30, 2011 was $58,500.

	As of December 31, 2010
	(in thousands)
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized

With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	2,143	2,151	—	2,164	131
Non-owner occupied	2,144	2,153	—	2,153	34
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,447	2,447	—	2,451	70
Residential
Equity lines	685	689	—	690	33
Single family	4,432	4,450	—	4,736	90
Multifamily	—	—	—	—	—

	$11,851	$11,890	$—	$12,194	$358

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$319	$319	$139	$695	$29
Commercial Real Estate:
Owner Occupied	306	306	122	406	—
Non-owner occupied	548	549	151	202	23
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,102	1,102	622	1,259	68
Residential
Equity lines	—	—	—	—	—
Single family	6,055	6,093	1,623	3,653	319
Multifamily	—	—	—	—	—

	$8,330	$8,369	$2,657	$6,215	$439

Total:
Commercial	$319	$319	$139	$695	$29
Commercial Real Estate	5,141	5,159	273	4,925	188
Construction and Farmland	3,549	3,549	622	3,710	138
Residential	11,172	11,232	1,623	9,079	442

	$20,181	$20,259	$2,657	$18,409	$797

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

There were twenty-three (23) troubled debt restructured loans totaling $10,069,000 at September 30, 2011. At December 31, 2010 there were thirty-one (31) troubled debt restructured loans totaling $8,469,000. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2011.

The Company uses a rating system for evaluating the risks associated with non-consumer loans. Consumer loans are not evaluated for risk unless the characteristics of the loan fall within classified categories. Descriptions of these ratings are as follows:

Pass	Pass loans exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

Watch	Watch loans exhibit income volatility, negative operating trends, and a highly leveraged balance sheet. A higher level of supervision is required for these loans as the potential for a negative event could impact the borrower’s ability to repay the loan.

Special mention	Special mention loans exhibit a potential weakness, if left uncorrected, may negatively affect the borrower’s ability to repay its debt obligation. The risk of default is not imminent and the borrower still demonstrates sufficient cash flow to support the loan.

Substandard	Substandard loans exhibit well defined weaknesses and have a potential of default. The borrowers exhibit adverse financial trends but still have the ability to service debt obligations.

Doubtful	Doubtful loans exhibit all of the characteristics inherent in substandard loans but the weaknesses make collection or full liquidation highly questionable.

Loss	Loss loans are considered uncollectible and of such little value that its continuance as a bankable asset is not warranted.

Credit quality information by class at September 30, 2011 and December 31, 2010 was as follows:

	As of September 30, 2011
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total

Commercial - Non Real Estate:
Commercial & Industrial	$19,967	$587	$1,946	$2,231	$160	$—	$24,891
Commercial Real Estate:
Owner Occupied	63,122	7,298	6,797	5,275	297	—	82,789
Non-owner occupied	21,260	4,354	2,636	4,377	244	—	32,871
Construction and Farmland:
Residential	7,428	94	306	899	—	—	8,727
Commercial	16,125	1,825	3,960	2,083	—	—	23,993
Consumer:
Installment	—	5	25	16	7	—	53
Residential:
Equity Lines	39,392	378	209	826	149	—	40,954
Single family	144,463	3,115	8,854	10,176	3,550	—	170,158
Multifamily	2,006	1,581	937	—	—	—	4,524
All other loans	3,470	—	693	—	—	—	4,163

Total	$317,233	$19,237	$26,363	$25,883	$4,407	$—	$393,123

	Performing	Nonperforming

Consumer Credit Exposure by Payment Activity	$13,417	$—

	As of December 31, 2010
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total

Commercial - Non Real Estate:
Commercial & Industrial	$19,990	$845	$1,535	$1,812	$267	$—	$24,449
Commercial Real Estate:							—
Owner Occupied	65,983	5,686	8,823	2,899	—	—	83,391
Non-owner occupied	25,569	3,322	3,113	986	—	—	32,990
Construction and Farmland:							—
Residential	7,875	1,556	—	—	—	—	9,431
Commercial	17,492	790	2,378	2,672	3,129	—	26,461
Consumer:
Installment	—	23	—	10	—	—	33
Residential:							—
Equity Lines	41,430	182	67	860	150	—	42,689
Single family	147,445	3,674	2,229	9,132	2,502	—	164,982
Multifamily	3,272	1,636	—	—	—	—	4,908
All other loans	4,581	49	—	—	—	—	4,630

Total	$333,637	$17,763	$18,145	$18,371	$6,048	$—	$393,964

	Performing	Nonperforming

Consumer Credit Exposure by Payment Activity	$14,237	$248

NOTE 6. Troubled Debt Restructurings

All loans deemed a troubled debt restructuring, or “TDR”, are considered impaired, and are evaluated for collateral and cash-flow sufficiency. A loan is considered a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. All of the following factors are indicators that the Bank has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate to a rate less than the institution is willing to accept at the time of the restructure for a new loan with comparable risk.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower than the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest).

•	The borrower receives a reduction of the accrued interest.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the stated periods:

	Three Months Ended September 30, 2011
	(in thousands)
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Impairment
	Contracts	Investment	Investment	Accrued

Residential
Single family	1	$72	$74	$19

Total	1	$72	$74	$19

	Nine Months Ended September 30, 2011
	(in thousands)
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Impairment
	Contracts	Investment	Investment	Accrued

Commercial Real Estate:
Non-owner occupied	1	$890	$890	$—

Construction and Farmland:
Residential	1	1,530	1,530	389

Residential
Single family	6	2,713	2,767	504

Total	8	$5,133	$5,187	$893

During the three months ended September 30, 2011, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties. A residential loan was modified by granting an interest rate reduction. During the nine months ended September 30, 2011, the Company restructured eight loans by granting concessions to borrowers experiencing financial difficulties. Two commercial real estate loans were combined into the one restructured commercial real estate loan reflected in the table above. Monthly payments on this loan were converted from principal and interest to interest only. The residential construction loan was modified by granting a reduction in the required monthly payment. Six single family residential loans were modified during the nine months ended September 30, 2011. Three of the loans were modified by granting interest rate reductions, another two had payment requirements modified from principal and interest to interest only while the remaining loan was modified by granting a reduction in the required monthly payment.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended September 30, 2011
	(in thousands)
	Number of	Recorded
	Contracts	Investment

Residential
Single family	3	$983

Total	3	$983

	Nine Months Ended September 30, 2011
	(in thousands)
	Number of	Recorded
	Contracts	Investment

Commercial Real Estate:
Owner occupied	2	$613

Residential
Single family	5	1,904

Total	7	$2,517

A loan is considered to be in payment default once it is thirty days contractually past due under the modified terms.

NOTE 7. Deposits

The composition of deposits at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(in thousands)

Noninterest bearing demand deposits	$104,153	$98,256

Savings and interest bearing demand deposits:
NOW accounts	$69,660	$72,413
Money market accounts	77,446	69,766
Regular savings accounts	46,929	42,369

	$194,035	$184,548

Time deposits:
Balances of less than $100,000	$87,843	$85,269
Balances of $100,000 and more	63,976	61,223

	$151,819	$146,492

	$450,007	$429,296

NOTE 8. Pension and Postretirement Benefit Plans

The Company has a funded noncontributory defined benefit pension plan that covers substantially all of its employees. The plan provides defined benefits based on years of service and final average salary. Effective December 31, 2006, the pension plan was amended so that no further benefits will accrue under the plan and no additional employees may become participants. In September 2010, the board of directors voted to terminate the pension plan effective September 30, 2010. Pending regulatory, approval, a payout is expected to occur in the fourth quarter of 2011. Defined benefit pension plan expenses are projected to be approximately $581,000 in 2011 and nothing going forward.

The Company provides certain health care and life insurance benefits for nine retired employees who have met certain eligibility requirements. All other employees retiring after reaching age 65 and having at least 15 years of service with the Company will be allowed to stay on the Company’s group life and health insurance policies, but will be required to pay premiums. The Company’s share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees’ active service periods to the dates they are fully eligible for benefits, except that the Company’s unfunded cost that existed at January 1, 1993 is being accrued primarily in a straight-line manner that will result in its full accrual by December 31, 2013.

Generally Accepted Accounting Principles (“GAAP”) requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the three and nine months ended September 30, 2011 and 2010:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	49	47	1	2
Expected return on plan assets	(40)	(37)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss (gain)	16	59	(2)	(2)

Net periodic benefit cost	$25	$69	$(1)	$—

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—
Interest cost	147	141	3	6
Expected return on plan assets	(120)	(111)	—	—
Amortization of prior service costs	—	—	—	—
Amortization of transition obligation	—	—	—	—
Recognized net actuarial loss (gain)	48	177	(6)	(6)

Net periodic benefit cost	$75	$207	$(3)	$—

The pension financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents balances of pension assets measured at fair value on September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Cash Equivalents	$3,278	$3,278	$—	$—

Total assets at fair value	$3,278	$3,278	$—	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Cash	$1	$1	$—	$—
Cash Equivalents	1,406	1,406
AA corporate bonds	131	—	131	—
Mutual funds (a)	1,714	1,714	—	—

Total assets at fair value	$3,252	$3,121	$131	$—

(a)	100% of mutual funds are invested in fixed income corporate bond securities.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at September 30, 2011 was 1.95%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2011, the total amount ($7,000,000) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011 Using
	Balance as of September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$25,635	$—	$25,635	$—
Mortgage-backed securities	33,923	—	33,923	—
Obligations of states and political subdivisions	45,173	—	45,173	—
Corporate securities	13,066	—	13,066	—
Equity securities:
Bank preferred stock	2,199	2,199	—	—

Total assets at fair value	$119,996	$2,199	$117,797	$—

Liabilities:
Interest rate swap	577	—	577	—

Total liabilities at fair value	$577	$—	$577	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$33,150	$—	$33,150	$—
Mortgage-backed securities	16,157	—	16,157	—
Obligations of states and political subdivisions	42,908	—	42,908	—
Corporate securities	15,401		15,401
Equity securities:
Bank preferred stock	2,178	2,178	—	—

Total assets at fair value	$109,794	$2,178	$107,616	$—

Liabilities:
Interest rate swap	169	—	169	—

Total liabilities at fair value	$169	$—	$169	$—

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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2011 and December 31, 2010:

	Balance as of September 30, 2011	Carrying value at September 30, 2011
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$12,329	$—	$—	$12,329

Nonfinancial Assets:
Other real estate owned	3,437	—	—	3,437

		Carrying value at December 31, 2010
	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$17,524	$—	$—	$17,524

Nonfinancial Assets:
Other real estate owned	1,783	—	—	1,783

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

The carrying amount and fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$18,839	$18,839	$13,970	$13,970
Securities	123,699	123,699	109,794	109,794
Loans, net	398,649	416,788	401,338	416,669
Accrued interest receivable	2,136	2,136	2,179	2,179

Financial liabilities:
Deposits	$450,007	$451,852	$429,296	$430,627
Federal funds purchased and securities sold under agreements to repurchase	10,000	10,421	14,395	14,950
Federal Home Loan Bank advances	42,250	45,060	52,250	54,853
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	403	403	417	417
Interest rate swap contract	577	577	169	169

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

The following table summarizes the fair value of derivative instruments at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
(dollars in thousands)
Derivatives designated as hedging instruments under GAAP

Interest rate swap contracts	Other Liabilities	$577	Other Liabilities	$169

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at September 30, 2011 and 2010 and the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2011	2010	(Ineffective Portion)	2011	2010
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$(195)	$(161)	Not applicable	$—	$—

	Nine Months Ended September 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2011	2010	(Ineffective Portion)	2011	2010
	(dollars in thousands)			(dollars in thousands)

Interest rate swap contracts, net of tax	$(270)	$(457)	Not applicable	$—	$—

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures were required for periods beginning on or after December 15, 2010. The Company has included the required disclosures in its (consolidated) financial statements.

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

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The Company complied with this Rule beginning with the filing of the June 30, 2011 Form 10-Q.

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

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s (consolidated) financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its (consolidated) financial statements.

NOTE 13. Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2011 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2011, the Company had total assets of $571,336,000, net loans of $398,649,000, total deposits of $450,007,000, and shareholders’ equity of $57,923,000. The Company’s net income was $3,629,000 for the nine months ended September 30, 2011.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first nine months of 2011 was $3,629,000, an increase of $485,000 or 15.43% as compared to net income for the first nine months of 2010 of $3,144,000. Earnings per share, basic was $1.10 and $0.98 the first nine months of 2011 and 2010, respectively. Earnings per share, diluted was $1.10 and $0.97 the first nine months of 2011 and 2010, respectively. Net income for the third quarter of 2011 was $1,139,000, an increase of $1,058,000 when compared to net income for the third quarter of 2010 of $81,000. Earnings per share, basic was $0.34 and $0.03 for the third quarter of 2011 and 2010, respectively. Earnings per share, diluted was $0.34 and $0.02 for the third quarter of 2011 and 2010, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first nine months of 2011 and 2010 was 0.85% and 0.76%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first nine months of 2011 and 2010 was 8.75% and 7.85%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $16,910,000 and $16,535,000 for the first nine months of 2011 and 2010, respectively, which represents an increase of $375,000 or 2.27%. Net interest income was $5,732,000 and $5,571,000 for the third quarter of 2011 and 2010, respectively, which represents an increase of $161,000 or 2.89%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Average interest earning assets increased $12,511,000 from the quarter ended September 30, 2010 to the quarter ended September 30, 2011 while the average yield decreased 13 basis points over that same period. Total interest income was $20,623,000 and $20,728,000 for the first nine months of 2011 and 2010, respectively, which represents a decrease of $105,000 or 0.51%. Total interest income was $6,920,000 and $6,950,000 for the third quarter of 2011 and 2010, respectively, which represents a decrease of $30,000 or 0.43%. Total interest expense was $3,713,000 and $4,193,000 for the first nine months of 2011 and 2010, respectively, which represents a decrease of $480,000 or 11.45%. Total interest expense was $1,188,000 and $1,379,000 for the third quarter of 2011 and 2010, respectively, which represents a decrease of $191,000 or 13.85%. Average interest bearing liabilities increased $4,364,000 from the quarter ended September 30, 2010 to the quarter ended September 30, 2011 while the interest bearing liabilities rate decreased 20 basis points over the same period.

The net interest margin was 4.33% and 4.37% for the first nine months of 2011 and 2010, respectively. The net interest margin was 4.34% and 4.31% for the third quarter of 2011 and 2010, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2011 and 2010. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,750	5,875	$17,192	$17,555
Interest Income - Securities and Other Interest-Earnings Assets	1,170	1,075	3,431	3,173
Interest Expense - Deposits	595	741	1,890	2,290
Interest Expense - Other Borrowings	593	638	1,823	1,903

Total Net Interest Income	$5,732	$5,571	$16,910	$16,535

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$25	$33	$79	$102
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	189	165	530	501

Total Tax Benefit on Tax-Exempt Interest Income	$214	$198	$609	$603

Tax-Equivalent Net Interest Income	$5,946	$5,769	$17,519	$17,138

The tax-equivalent yield on earning assets decreased 20 basis points from 5.44% for the first nine months of 2010 to 5.24% for the same period in 2011. During that same time, the tax-equivalent yield on securities decreased 19 basis points from 4.68% to 4.49%. The tax equivalent yield on loans decreased ten basis points from 5.81% for the first nine months of 2010 to 5.71% for the same time period in 2011. The average rate on interest bearing liabilities decreased 18 basis points from 1.39% for the first nine months of 2010 to 1.21% for the same time period in 2011. The average rate on interest bearing deposits decreased 21 basis points from 0.95% to 0.74% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 43 basis points from 2.51% to 2.08% for the first nine months of 2010 and 2011. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances increased 71 basis points from 3.19% to 3.90% for the first nine months of 2010 and 2011.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $2,850,000 and $4,150,000 for the first nine months of 2011 and 2010, respectively. The lower provision for loan losses is partially reflective of the decreased net loan charge-offs experienced during the first nine months of 2011, specifically those realized in the third quarter of 2011, compared to the same periods in 2010

Noninterest Income

Total noninterest income for the first nine months of 2011 and 2010 was $4,341,000 and $4,222,000, respectively, which represents an increase of $119,000 or 2.82%. Total noninterest income for the third quarter of 2011 and 2010 was $1,394,000 and $1,475,000, respectively, which represents a decrease of $81,000 or 5.49%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Sales and calls of securities during the first nine months of 2011 resulted in net gains of $155,000. Net gains on sales of securities were $98,000 for the first nine months of 2010.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, decreased $12,000 or 1.69% from $710,000 for the first nine months of 2010 to $698,000 for the first nine months of 2011. Income from fiduciary activities decreased $59,000 or 23.79% from $248,000 for the third quarter of 2010 to $189,000 for the third quarter of 2011. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $171,000 or 12.56% from $1,361,000 to $1,190,000 for the first nine months of 2010 and 2011, respectively. Service charges on deposit accounts decreased $32,000 or 7.31% from $438,000 to $406,000 for the third quarter of 2010 and 2011, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income.

Other service charges and fees increased $267,000 or 12.10% from $2,206,000 for the first nine months of 2010 to $2,473,000 for the first nine months of 2011. Other service charges and fees increased $67,000 or 8.44% from $794,000 for the third quarter of 2010 to $861,000 for the third quarter of 2011. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $536,000 and $386,000 for the first nine months of 2011 and 2010, respectively. The amount of fees generated from the Bank’s ATM/debit card programs increased $149,000 or 17.35% from $859,000 to $1,008,00 for the first nine months of 2010 and 2011, respectively. The Dodd-Frank Act amended the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. This could potentially lower the Bank’s debit card income significantly in the future.

Other operating income decreased $13,000 or 13.98% from $93,000 to $80,000 for the first nine months of 2010 and 2011, respectively. This change resulted mostly from a lesser increase in cash surrender value of officer life insurance recorded during the first nine months of 2011. Other operating income increased $30,000 to $24,000 for the third quarter of 2011.

Noninterest Expenses

Total noninterest expenses increased $1,061,000 or 8.52% from $12,453,000 to $13,514,000 for the first nine months of 2010 and 2011, respectively. Total noninterest expenses increased $277,000 or 6.46% from $4,290,000 to $4,567,000 for the third quarter of 2010 and 2011, respectively. This increase can be attributed to increases in several expense items, computer software expense, other outside service fees and expenses related to other real estate owned. The efficiency ratio of the Company was 57.90% and 62.26% for the nine months ended September 30, 2011 and 2010. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $721,000 or 10.50% from $6,867,000 for the first nine months of 2010 to $7,588,000 during the same period in 2011. Salaries and benefits increased $355,000 or 15.22% from $2,333,000 for the third quarter of 2010 to $2,688,000 for the third quarter of 2011. The Company added several new positions with the April 2011 opening of its newest bank branch in Loudoun County, VA. Occupancy expenses increased $43,000 or 5.16% from $834,000 to $877,000 for the first nine months of 2010 and 2011, respectively. Occupancy expenses during the third quarter of 2010 and 2011 were $261,000 and $286,000, respectively. Equipment expenses increased $39,000 or 8.33% from $468,000 to $507,000 for the first nine months of 2010 and 2011, respectively. Equipment expenses decreased $8,000 or 4.65% from $172,000 to $164,000 for the third quarter of 2010 and 2011, respectively.

Advertising and marketing expenses increased $69,000 or 20.35% from $339,000 to $408,000 for the first nine months of 2010 and 2011, respectively. Advertising and marketing expenses increased $18,000 or 12.95% from $139,000 to $157,000 for the third quarter of 2010 and 2011, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

FDIC assessments decreased $125,000 or 18.63% from $671,000 to $546,000 for the first nine months of 2010 and 2011, respectively. FDIC assessments decreased $9,000 or 5.03% from $179,000 to $170,000 for the third quarter of 2010 and 2011, respectively. On December 30 2009, the Company prepaid their estimated quarterly FDIC assessments of $2,300,000 for 2010, 2011, and 2012.

Computer software expenses increased $101,000 or 28.29% from $357,000 to $458,000 for the first nine months of 2010 and 2011, respectively. Computer software expenses increased $40,000 or 26.67% from $150,000 to $190,000 for the third quarter of 2010 and 2011, respectively.

Outside service fees increased $140,000 or 63.64% from $220,000 to $360,000 for the first nine months of 2010 and 2011, respectively. This increase resulted from the Company increasing the frequency that the Bank’s loan portfolio is reviewed by its outside vendor. Outside service fees decreased $4,000 or 5.19% from $77,000 to $73,000 for the third quarter of 2010 and 2011, respectively.

Other operating expenses decreased $39,000 or 1.76% from $2,211,000 to $2,172,000 for the first nine months of 2010 and 2011, respectively. Other operating expenses decreased $142,000 or 17.82% from $797,000 to $655,000 for the third quarter of 2010 and 2011, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, and credit card processing fees. Audit fees are also included within this category.

Income Taxes

Income tax expense was $1,010,000 and $1,258,000 for the first nine months of 2010 and 2011, respectively. These amounts correspond to an effective tax rate of 24.31% and 24.52% for the first nine months of 2010 and 2011, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $119,996,000 at September 30, 2011, compared to $109,794,000 at December 31, 2010. This represents an increase of $10,202,000 or 9.29%. The Company purchased $42,435,000 in securities during the first nine months of 2011. The Company had total maturities and principal repayments of $30,281,000 during the first nine months of 2011. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2011. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2011 and December 31, 2010. The Company had an unrealized gain on available for sale securities of $5,154,000 at September 30, 2011 as compared to an unrealized gain of $2,343,000 at December 31, 2010. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $406,540,000 and $408,449,000 at September 30, 2011 and December 31, 2010, respectively. This represents a decrease of $1,909,000 or 0.47% for the first nine months of 2011. The ratio of loans to deposits decreased during the nine months of 2011 from 95.14% at December 31, 2010 to 90.34% at September 30, 2011.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2011 and December 31, 2010.

Loans secured by real estate were $364,053,000 or 89.55% and $364,852,000 or 89.33% of total loans at September 30, 2011 and December 31, 2010, respectively. This represents a decrease of $799,000 or 0.22% during the first nine months of 2011. Consumer installment loans were $13,470,000 or 3.31% and $14,518,000 or 3.55% of total loans at September 30, 2011 and December 31, 2010, respectively. This represents a decrease of $1,048,000 or 7.22% during the first nine months of 2011. Commercial and industrial loans were $24,891,000 or 6.12% and $24,449,000 or 5.99% of total loans at September 30, 2011 and December 31, 2010, respectively. This represents an increase of $442,000 or 1.81% for the first nine months of 2011.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 6 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2011 and 2010 and the year ended December 31, 2010. Charged-off loans were $2,638,000 and $2,430,000 for the nine months ended September 30, 2011 and 2010, respectively. Recoveries were $568,000 and $143,000 for the nine months ended September 30, 2011 and 2010, respectively. This resulted in net charge-offs of $2,070,000 and $2,287,000 for the nine months ended September 30, 2011 and 2010, respectively. The allowance for loan losses as a percentage of loans was 1.94% at September 30, 2011 and 1.74% at December 31, 2010. The allowance for loan losses was 125.47% of nonperforming assets at September 30, 2011 and 69.77% of nonperforming assets at December 31, 2010. Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets and other real estate owned (foreclosed properties). Nonaccrual loans were $2,635,000 and $8,377,000 at September 30, 2011 and December 31, 2010, respectively. The decrease in nonaccrual loans resulted mostly from loan charge-offs. Other real estate owned and repossessed assets were $3,489,000 and $1,805,000 at September 30, 2011 and December 31, 2010, respectively. The increase in other real estate owned resulted from the charge off and foreclosure of real estate assets during the nine months ended September 30, 2011. The Company held 11 other real estate assets with an average balance of $312,000 at September 30, 2011. At December 31, 2010, the Company held ten other real estate assets with an average balance of $190,000. The percentage of nonperforming assets to loans and other real estate owned was 1.48% at September 30, 2011 and 2.04% at December 31, 2010. Because the Company’s loan portfolio has a significant concentration in real estate loans, the softening of real estate values within the Company’s market as well as the declines in housing activity have negatively impacted non performing asset levels. Total loans past due 90 days or more and still accruing interest were $165,000 and $10,000 at September 30, 2011 and December 31, 2010, respectively.

During the first nine months of 2011, the Bank placed 11 loans totaling $2,722,000 on nonaccrual status. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2011, the Company had $10,069,000 in restructured loans with specific allowances totaling $1,185,000. At September 30, 2011, total restructured loans performing under the restructured terms and accruing interest were $9,866,000.

Deposits

Total deposits were $450,007,000 and $429,296,000 at September 30, 2011 and December 31, 2010, respectively. This represents an increase of $20,711,000 or 4.82% during the first nine months of 2011. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2011 and December 31, 2010.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $5,897,000 or 6.00% from $98,256,000 at December 31, 2010 to $104,153,000 at September 30, 2011. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $9,487,000 or 5.14% from $184,548,000 at December 31, 2010 to $194,035,000 at September 30, 2011. Time deposits increased $5,327,000 or 3.64% from $146,492,000 at December 31, 2010 to $151,819,000 at September 30, 2011. This is comprised of an increase in time deposits of $100,000 and more of $2,753,000 or 4.50% and an increase in time deposits of less than $100,000 of $2,574,000 or 3.02%. Certificates of deposit also included $28,916,000 and $31,898,000 in brokered certificates of deposit at September 30, 2011 and December 31, 2010.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000. Core deposits totaled $366,911,000 or 81.53% and $347,901,000 or 81.04% of total deposits at September 30, 2011 and December 31, 2010, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2011 was $57,923,000, reflecting a percentage of total assets of 10.14%, as compared to $53,829,000 and 9.63% at December 31, 2010. Shareholders’ equity per share increased $1.04 or 6.28% to $17.61 per share at September 30, 2011 from $16.57 per share at December 31, 2010. During the third quarter of 2010 and 2011, the Company paid a dividend of $0.18 and $0.17, respectively. Total dividends paid during 2010 were $0.69 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. For capital adequacy purposes, financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 15.61% at September 30, 2011 as compared to 14.77% at December 31, 2010. The Company’s total risk-based capital ratio was 16.85% at September 30, 2011 as compared to 16.02% at December 31, 2010. The Company’s Tier 1 capital to average total assets ratio was 10.74% at September 30, 2011 as compared to 10.62% at December 31, 2010. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2011, liquid assets totaled $251,208,000 as compared to $227,394,000 at December 31, 2010. These amounts represent 48.93% and 45.03% of total liabilities at September 30, 2011 and December 31, 2010, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2010 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

10.1	Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd.

10.2	Addendum to the Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders” Equity, (iv) Consolidated Statements of Cash Flows and (v) notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of November, 2011.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd.

10.2	Addendum to the Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders” Equity, (iv) Consolidated Statements of Cash Flows and (v) notes to Consolidated Financial Statements.