Form 10-K
period 2011-12-31
EAGLE FINANCIAL SERVICES INC
filed 2012-03-23
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2011 was $48,680,951.

The number of shares of the registrant’s Common Stock outstanding at March 7, 2012 was 3,320,600.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1.	Business

General

Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.

The Bank has eleven full-service branches and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has offices located in Clarke County, Frederick County, Loudoun County and the City of Winchester. This market area is located in northwestern Virginia. In late 2012 or early 2013, the Bank will open its twelfth branch, servicing Loudoun County.

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

Employees

The Company, including the Bank, had 48 officers, 100 other full-time and 23 part-time employees (or 161 full-time equivalent employees) at December 31, 2011. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

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

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2011 as reported to the FDIC, the Company has 20.7% of the total deposits in its market area, which is the second largest share behind BB&T. The Company’s market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company 25% or more of any class of voting securities of the bank holding company. Prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities of a bank or bank holding company and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. Refer to Item 5 for additional information on dividend restrictions. During the year ended December 31, 2011, the Bank paid $1,600,000 in dividends payable to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the FDIC. The FDIC amended its risk-based assessment system in 2007 in which, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. Effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less average tangible equity, and the initial base assessment rates will be between 5 and 35 basis points depending on the institutions risk category, and subject to potential adjustment based on certain long-term unsecured debt and brokered deposits held by the institution.

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

•

Interchange Fees. The Dodd-Frank Act requires the Federal Reserve to set a cap on debit card interchange fees charged to retailers. While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

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

At December 31, 2011, loans secured by real estate totaled $370,167,000 and represented 90.2% of the Company’s loan portfolio. If adverse changes in the local real estate market or in the local or national economy continue, borrowers’ ability to pay these loans may be further impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

The Company’s branches are located in the counties of Clarke, Frederick and Loudoun, and the City of Winchester. The current recession presents numerous challenges to the way we do business. Poor economic conditions, which are beyond our control, negatively impact the Company’s financial condition and performance. These conditions influence the volume of loans and deposits, the asset quality of the loan portfolio, and pricing of loans and deposits.

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

Government measures to regulate the financial industry, including the recently enacted Dodd-Frank Act, subject us to increased regulation and could adversely affect us.

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

Corporate Headquarters:

2 East Main Street Berryville, Virginia 22611 County of Clarke	The main office, owned by the Bank, is a two-story building of brick construction. It houses a full-service branch location, including lending services. In addition, it houses the Bank’s Operations, Information Technology, Finance, Human Resources, and Marketing Departments. This location has an ATM, but no drive-up banking.

Banking Locations:

108 West Main Street Boyce, Virginia 22620	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking, and a drive-up ATM.

202 North Loudoun Street Winchester, Virginia 22601	This location, owned by the Bank, is a three-story brick building. The first floor houses the branch services, including drive-up banking and a drive-up ATM. The Bank’s loan department is located on the second floor, which includes loan officers, loan operations and collections. Eagle Investment Group is located on the third floor along with a few businesses who lease office space that the Bank does not currently need. The basement of this location serves as a training facility for the Bank.

400 McNeil Drive Berryville, Virginia 22611	This location, owned by the Bank, offers drive-up banking only. It also has a drive-up ATM.

1508 Senseny Road Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1460 North Frederick Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

3360 Valley Pike Winchester, Virginia 22602	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

1879 Berryville Pike Winchester, Virginia 22602	The Bank leases the land on which this branch was constructed. This location has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

382 Fairfax Pike Stephens City, Virginia 22655	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

2555 Pleasant Valley Road Winchester, Virginia 22601	This location, owned by the Bank, opened in July 2010 and replaced the branch located on Jubal Early Drive. The branch has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

110 Crock Wells Mill Drive Winchester, Virginia 22603	This location, owned by the Bank, has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

21 Main Street Round Hill, VA 20141	This location, leased by the Bank, opened in 2011 and is the bank’s first branch located in Loudoun County. It has a full-service lobby, including lending services. It also has drive-up banking and a drive-up ATM.

Other Properties:	None

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 4.	Mine Safety Disclosures

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2011 and 2010. The Company may not be aware of the per share price of all trades made.

Common Stock Market Price and Dividend Data

	2011		2010		Dividends Per Share
	High	Low	High	Low	2011	2010
1st Quarter	$17.54	$16.00	$18.25	$15.75	$0.18	$0.17
2nd Quarter	18.00	15.75	18.25	16.00	0.18	0.17
3rd Quarter	18.25	14.65	18.01	15.82	0.18	0.17
4th Quarter	17.75	16.35	17.75	16.30	0.18	0.18

As of March 7, 2012, the Company had approximately 1,162 shareholders of record.

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

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2011

The following table details the Company’s purchases of its common stock during the fourth quarter pursuant to the Stock Repurchase Program announced on September 19, 2011. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program. The Program has an expiration date of June 30, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
October 1 - October 31, 2011	—	$—	—	150,000
November 1 - November 30, 2011	13,963	17.25	13,963	136,037
December 1 - December 31, 2011	1,700	17.50	1,700	134,337

	15,663	$17.28	15,663	134,337

Stock Performance

The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2006 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 17, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

	2006	2007	2008	2009	2010	2011
Eagle Financial Services, Inc.	$100	$78	$57	$58	$64	$68
NASDAQ Bank Index	100	78	59	48	54	47
NASDAQ Composite Index	100	110	65	94	110	108

Item 6.	Selected Financial Data

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$27,571	$27,789	$27,453	$29,439	$31,162
Interest expense	4,805	5,530	6,793	10,512	13,892

Net interest income	$22,766	$22,259	$20,660	$18,927	$17,270
Provision for loan losses	3,750	6,325	4,350	2,310	550

Net interest income after provision for loan losses	$19,016	$15,934	$16,310	$16,617	$16,720
Noninterest income	5,585	5,499	4,626	4,609	6,192

Net revenue	$24,601	$21,433	$20,936	$21,226	$22,912
Noninterest expenses	18,908	16,809	16,480	15,814	15,551

Income before income taxes	$5,693	$4,624	$4,456	$5,412	$7,361
Applicable income taxes	1,371	1,019	1,015	1,357	2,100

Net Income	$4,322	$3,605	$3,441	$4,055	$5,261

Performance Ratios:
Return on average assets	0.76%	0.65%	0.65%	0.79%	1.04%
Return on average equity	7.73%	6.71%	7.06%	8.81%	12.25%
Shareholders’ equity to assets	10.23%	9.63%	9.65%	8.87%	8.90%
Dividend payout ratio	54.77%	61.98%	63.02%	52.01%	37.87%
Non-performing loans to total loans	0.62%	2.05%	1.26%	0.87%	0.00%
Non-performing assets to total assets	0.86%	1.82%	1.47%	0.78%	0.04%

Per Share Data:
Net income, basic	$1.31	$1.11	$1.09	$1.29	$1.70
Net income, diluted	1.31	1.11	1.08	1.29	1.69
Cash dividends declared	0.72	0.69	0.68	0.67	0.64
Book value	17.67	16.50	16.05	14.79	14.57
Market price	16.81	16.50	15.75	16.10	22.75
Average shares outstanding, basic	3,292,290	3,243,292	3,177,244	3,136,535	3,101,276
Average shares outstanding, diluted	3,299,998	3,250,868	3,184,534	3,143,907	3,113,792

Balance Sheet Data:
Total securities	$117,654	$113,776	$101,210	$98,919	$84,237
Total loans	410,424	408,449	404,066	390,086	389,661
Total assets	568,022	558,840	535,385	528,142	507,551
Total deposits	448,465	429,296	398,107	386,527	379,585
Shareholders’ equity	58,090	53,829	51,643	46,829	45,178

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2011, the Company had total assets of $568,022,000, net loans of $401,681,000, total deposits of $448,465,000 and shareholders’ equity of $58,090,000. The Company’s net income was $4,322,000 for the year ended December 31, 2011.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated and that impairment losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2011 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for 2011 was $4,322,000, an increase of $717,000 or 19.9% over 2010’s net income of $3,605,000. Net income for 2010 increased $164,000 or 4.8% from 2009’s net income of $3,441,000. Diluted earnings per share were $1.31, $1.11, and $1.08 for 2011, 2010, and 2009, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 0.76%, 0.65%, and 0.65% for 2011, 2010, and 2009, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 7.73%, 6.71%, and 7.06% for 2011, 2010, and 2009, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $22,766,000 for 2011, $22,259,000 for 2010, and $20,660,000 for 2009, which represents an increase of $507,000 or 2.3% and $1,599,000 or 7.7% for 2011 and 2010, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $27,571,000 for 2011, $27,789,000 for 2010, and $27,453,000 for 2009, which represents a decrease of $218,000 or 0.8% and an increase of $336,000 or 1.2% for 2011 and 2010, respectively. Total interest expense was $4,805,000 for 2011, $5,530,000 for 2010, and $6,793,000 for 2009, which represents a decrease of $725,000 or 13.1% and $1,263,000 or 18.6% in 2011 and 2010, respectively.

The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2011, 2010, and 2009.

The net interest margin was 4.40% for 2011, 4.38% for 2010, and 4.31% for 2009. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2011, 2010, and 2009. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2011, 2010, and 2009.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	2011			2010			2009
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$80,146	$3,108	3.88%	$72,029	$2,935	4.07%	$66,132	$3,245	4.91%
Tax-Exempt (1)	38,285	2,117	5.53%	34,612	1,973	5.70%	33,670	1,809	5.37%

Total Securities	$118,431	$5,225	4.41%	$106,641	$4,908	4.60%	$99,802	$5,054	5.06%
Loans:
Taxable	396,430	22,826	5.76%	393,791	23,269	5.91%	382,908	22,728	5.94%
Non-accrual	4,735	0	0.00%	8,352	0	0.00%	2,515	0	0.00%
Tax-Exempt (1)	4,657	307	6.59%	5,600	394	7.04%	5,974	413	6.91%

Total Loans	$405,822	$23,133	5.70%	$407,743	$23,663	5.80%	$391,397	$23,141	5.91%
Federal funds sold	5	0	0.00%	1,326	2	0.15%	4,937	10	0.20%
Interest-bearing deposits in other banks	17,219	37	0.21%	11,054	21	0.19%	221	3	1.36%

Total earning assets	$536,742	$28,395	5.29%	$526,764	$28,594	5.43%	$496,357	$28,208	5.68%

Allowance for loan losses	(7,687)			(6,638)			(4,673)
Total non-earning assets	42,051			33,673			34,473

Total assets	$571,106			$553,799			$526,157

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$65,410	$168	0.26%	$69,154	$274	0.40%	$60,338	$306	0.51%
Money market accounts	73,879	336	0.45%	66,819	407	0.61%	60,001	543	0.90%
Savings accounts	47,852	56	0.12%	40,570	69	0.17%	36,16 0	108	0.30%
Time deposits:
$100,000 and more	63,215	618	0.98%	59,944	710	1.18%	51,455	1,941	3.77%
Less than $100,000	89,987	1,261	1.40%	87,940	1,523	1.73%	94,523	1,142	1.21%

Total interest-bearing deposits	$340,343	$2,439	0.72%	$324,427	$2,983	0.92%	$302,477	$4,040	1.34%
Federal funds purchased and securities sold under agreements to repurchase	15,742	364	2.31%	15,473	387	2.50%	15,736	392	2.49%
Federal Home Loan Bank advances	44,214	1,685	3.81%	56,277	1,844	3.28%	63,709	2,042	3.21%
Trust preferred capital notes	7,217	317	4.39%	7,217	316	4.38%	7,217	319	4.42%

Total interest-bearing liabilities	$407,516	$4,805	1.18%	$403,394	$5,530	1.37%	$389,139	$6,793	1.75%

Noninterest-bearing liabilities:
Demand deposits	104,041			93,583			84,876
Other Liabilities	4,048			3,114			3,423

Total liabilities	$515,605			$500,091			$477,438
Shareholders’ equity	55,501			53,708			48,719

Total liabilities and shareholders’ equity	$571,106			$553,799			$526,157

Net interest income		$23,590			$23,064			$21,415

Net interest spread			4.11%			4.06%			3.93%
Interest expense as a percent of average earning assets			0.90%			1.05%			1.37%
Net interest margin			4.40%			4.38%			4.31%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 34%.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	December 31,
	2011	2010	2009
GAAP Financial Measurements:
Interest Income - Loans	$23,029	$23,529	$23,001
Interest Income - Securities and Other Interest-Earnings Assets	4,542	4,260	4,452
Interest Expense - Deposits	2,439	2,983	4,040
Interest Expense - Other Borrowings	2,366	2,547	2,753

Total Net Interest Income	$22,766	$22,259	$20,660

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$104	$134	$140
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	720	671	615

Total Tax Benefit on Tax-Exempt Interest Income	$824	$805	$755

Tax-Equivalent Net Interest Income	$23,590	$23,064	$21,415

The tax-equivalent yield on earning assets decreased 14 basis points from 2010 to 2011 and 25 basis points from 2009 to 2010. The tax-equivalent yield on securities decreased 19 basis points from 2010 to 2011 and 46 basis points from 2009 to 2010. The tax-equivalent yield on loans decreased 10 basis points from 2010 to 2011 and 11 basis points from 2009 to 2010. The decrease in the yield on earning assets, securities, and the loan portfolio was primarily a result of the low interest rate environment that extended through 2011.

The average rate on interest-bearing liabilities decreased 19 basis points from 2010 to 2011 and 38 basis points from 2009 to 2010. These changes were caused primarily by deposit pricing and product mix. The average rate on total interest-bearing deposits decreased 20 basis points from 2010 to 2011 and 42 basis points from 2009 to 2010. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $10,598,000 or 6.0% from $176,543,000 during 2010 to $187,141,000 in 2011 and increased $20,044,000 or 12.8% from $156,499,000 during 2009 to $176,543,000 during 2010. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The Company also borrows funds for a longer term through wholesale repurchase agreements, which require marketable securities as collateral. The average rate on these borrowings decreased 19 basis points from 2010 to 2011 and increased 1 basis point from 2009 to 2010. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which remained at 0.25% during 2011. The rate on retail repurchase agreements is variable and changes monthly. Finally, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances increased 53 basis points from 2010 to 2011 and 7 basis points from 2009 to 2010. The average balance on FHLB advances decreased $12,063,000 in 2011.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans. Tax-equivalent net interest income increased $526,000 during 2011. The increase in tax-equivalent net interest income during 2011 is comprised of an increase due to volume of $1,108,000 and a decrease due to rate of $582,000. The change in tax-equivalent net interest income during 2011 was primarily affected by low rates on deposits, Federal Home Loan Bank advances, and taxable loans.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2011 vs 2010 Increase (Decrease) Due to Changes in:			2010 vs 2009 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$295	$(122)	$173	$337	$(647)	$(310)
Tax-exempt	200	(56)	144	51	113	164
Loans:
Taxable	159	(602)	(443)	949	(408)	541
Tax-exempt	(63)	(24)	(87)	(27)	8	(19)
Federal funds sold	(1)	(1)	(2)	(6)	(2)	(8)
Interest-bearing deposits in other banks	13	3	16	18	—	18

Total earning assets	$603	$(802)	$(199)	$1,322	$(936)	$386

Interest-Bearing Liabilities:
NOW accounts	$(14)	$(92)	$(106)	$67	$(99)	$(32)
Money market accounts	48	(119)	(71)	74	(210)	(136)
Savings accounts	20	(33)	(13)	15	(54)	(39)
Time deposits:
$100,000 and more	44	(136)	(92)	389	(1,620)	(1,231)
Less than $100,000	36	(298)	(262)	(74)	455	381

Total interest-bearing deposits	$134	$(678)	$(544)	$471	$(1,528)	$(1,057)

Federal funds purchased and securities sold under agreements to repurchase	$7	$(30)	$(23)	$(7)	$2	$(5)
Federal Home Loan Bank advances	(646)	487	(159)	(244)	46	(198)
Trust preferred capital notes	—	1	1	—	(3)	(3)

Total interest-bearing liabilities	$(505)	$(220)	$(725)	$220	$(1,483)	$(1,263)

Change in net interest income	$1,108	$(582)	$526	$1,102	$547	$1,649

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $3,750,000 for 2011, $6,325,000 for 2010, and $4,350,000 for 2009. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income

Total noninterest income was $5,585,000, $5,499,000, and $4,626,000 during 2011, 2010, and 2009, respectively. This represents an increase of $86,000 or 1.6% for 2011 and $873,000 or 18.9% for 2010. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

In 2011, the Company sold $4,849,000 in available for sale securities for a net gain of $155,000. In 2010, the Company sold $2,853,000 in available for sale securities for a gain of $98,000. In 2009, the Company sold $1,959,000 in available for sale securities for a net loss of $419,000 and a gain of $7,000 was recognized in calls of securities. During 2011, the Company also recorded an impairment charge of $87,500 on a corporate security.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, was $907,000, $917,000, and $818,000 during 2011, 2010, and 2009, respectively. This represents a decrease of $10,000 or 1.1% during 2011 and an increase of $99,000 or 12.1% during 2010.

Service charges on deposit accounts were $1,586,000, $1,784,000, and $2,053,000 during 2011, 2010, and 2009, respectively. This represents a decrease of $198,000 or 11.1% for 2011 and $269,000 or 13.1% for 2010. The primary component of service charges on deposit accounts is overdraft fee income. The decline in income is primarily the result of lower overdraft fee volume. However more recently, regulatory changes on the charges of these type fees have also negatively impacted this item.

Other service charges and fees were $3,190,000, $2,993,000, and $2,148,000 during 2011, 2010, and 2009, respectively. This represents an increase of $197,000 or 6.6% for 2011 and $845,000 or 39.3% for 2010. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, and fees generated from the Bank’s ATM/debit card programs. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $626,000, $509,000, and $549,000 during 2011, 2010, and 2009, respectively. This represents an increase of $117,000 or 23.0% during 2011 and a decrease of $40,000 or 7.3% during 2010. The increase is due mainly to increased sales and the lack of commission fees charged by Infinex for the last six months of 2011. The Company converted from Uvest to Infinex during 2011 and is not being charged monthly commission fees for a twelve month period. Fees received from the Bank’s credit card program were $495,000, $577,000 and $472,000 during 2011, 2010, and 2009, respectively. This represents a decrease of $82,000 or 14.2% during 2011 and an increase of $105,000 or 22.3% during 2010. Fees generated from the Bank’s ATM/debit card programs were $1,337,000, $1,166,000, and $719,000 during 2011, 2010, and 2009, respectively. This represents an increase of $171,000 or 14.7% in 2011 and $447,000 during 2010. Prior to 2010, ATM income was netted against expenses. This accounting change can be attributed to the increase in 2010. Pursuant to a mandate in the Dodd-Frank Act, the Federal Reserve established rules in 2011 regarding interchange fees charged for electronic debit transactions by payment card issuers. This could potentially lower the Bank’s debit card income significantly in the future.

Other operating income was $120,000, $128,000, and $52,000 for 2011, 2010, and 2009, respectively. This represents a decrease of $8,000 or 6.3% during 2011 and an increase of $76,000 or 146.2% during 2010. The increase in 2010 is from an increase in officer insurance income.

Noninterest Expenses

Total noninterest expenses were $18,908,000, 16,809,000, and $16,480,000 during 2011, 2010, and 2009, respectively. This represents an increase of $2,099,000 or 12.5% during 2011 and $329,000 or 2.0% during 2010. The efficiency ratio of the Company was 63.42%, 58.23%, and 62.28% for 2011, 2010, and 2009, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding certain non-recurring gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and employee benefits were $10,609,000, $9,263,000, and $9,262,000 during 2011, 2010, and 2009, respectively. This represents an increase of $1,346,000 or 14.5% for 2011 and $1,000 or 0.0% for 2010. During the fourth quarter of 2011, a net loss of $589,000 was realized on the distribution of the Company’s defined benefit plan assets. Along with annual salary increases, additional staff was hired during the latter part of 2010 and early 2011 for the April 2011 opening of the Company’s newest branch in Loudoun County, VA which increased the Company’s salary and benefit expenses by approximately $230,000. Occupancy expenses were $1,155,000, $1,142,000, and $1,069,000 during 2011, 2010, and 2009, respectively. This represents an increase of $13,000 or 1.1% during 2011 and $73,000 or 6.8% during 2010.

Equipment expenses were $676,000, $625,000, and $665,000 during 2011, 2010, and 2009, respectively. This represents an increase of $51,000 or 8.2% during 2011 and a decrease of $40,000 or 6.0% during 2010.

Advertising and marketing expenses were $500,000, $435,000, and $409,000 during 2011, 2010, and 2009, respectively. This represents an increase of $65,000 or 14.9% during 2011 and $26,000 or 6.4% during 2010. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

ATM network fees were $546,000, $442,000 and $104,000 during 2011, 2010, and 2009, respectively. This represents an increase of $104,000 or 23.5% during 2011 and $338,000 or 325.0% during 2010. During 2011, ATM network fees were mainly impacted by increased debit card usage. Prior to 2010, ATM income was netted against expenses. This accounting change can be attributed to the increase in 2010.

Other real estate owned expenses were $159,000, $19,000 and $366,000 during 2011, 2010, and 2009, respectively. This represents an increase of $140,000 or 736.8% during 2011 and a decrease of $347,000 or 95% during 2010. The increase in 2011 is due mainly to valuation allowances established during the year as property values declined as well as increased activity in other real estate owned. The decrease in 2010 is due mainly to significant valuation allowances established during 2009.

FDIC assessments were $712,000, $852,000 and $801,000 during 2011, 2010, and 2009, respectively. FDIC assessments decreased $140,000 or 16.4% during 2011 and increased $51,000 or 6.4% during 2010. On December 30 2009, the Company prepaid their estimated quarterly FDIC assessments of $2,300,000 for 2010, 2011, and 2012.

Outside service fees were $742,000, $423,000 and $313,000 during 2011, 2010, and 2009, respectively. This represents an increase of $319,000 or 75.4% during 2011 and $110,000 or 35.1% during 2010. An additional $141,000 in expense was incurred during 2011 for the purchase of employee retirement annuities related to the distribution of the Company’s defined benefit plan. Other outside service fees were also affected by the increased review frequency of the Company’s loan portfolio by an outside firm and the expense of placement fees related to brokered certificates of deposits that were called during the first and fourth quarters of 2011. Together, those two matters increased other outside service fees by $221,000 in 2011.

Other operating expenses were $2,634,000, $2,626,000, and $2,558,000 during 2011, 2010, and 2009. Other operating expenses increased $8,000 or 0.3% during 2011 and $68,000 or 2.7% during 2010. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, telephone, and credit card processing fees. Other expenses within this category are auditing fees, legal fees, and director fees.

Income Taxes

Income tax expense was $1,371,000, $1,019,000, and $1,015,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The change in income tax expense can be attributed to changes in taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 24.08%, 22.04%, and 22.78% for 2011, 2010, and 2009, respectively. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2011, 2010, and 2009.

FINANCIAL CONDITION

Assets, Liabilities and Shareholders’ Equity

The Company’s total assets were $568,022,000 at December 31, 2011, up $9,182,000 or 1.6% from $558,840,000 at December 31, 2010. Securities increased $4,340,000 or 4.0% from 2010 to 2011. Loans, net of allowance for loan losses, increased by $343,000 or 0.1% from 2010 to 2011. Total liabilities were $509,932,000 at December 31, 2011, compared to $505,011,000 at December 31, 2010. Total shareholders’ equity at year end 2011 and 2010 was $58,090,000 and $53,829,000, respectively.

Securities

Total securities at December 31, 2011 were $114,134,000 as compared to $109,794,000 as of December 31, 2010, which represents an increase of $4,340,000 or 4.0% during 2011. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2011, 2010, and 2009. The Company purchased $46,798,000 in securities during 2011. This amount includes $15,476,000 or 33.1% in obligations of U.S. government corporations and agencies, $22,917,000 or 49.0% in mortgage-backed securities, and $8,405,000 or 17.9% in obligations of states and political subdivisions. The Company had $40,166,000 in maturities and principal repayments on securities during 2011. This amount includes $30,500,000 or 75.9% in obligations of U.S. government corporations and agencies, $5,131,000 or 12.8% in mortgage-backed securities, $2,535,000 or 6.3% in obligations of states and political subdivisions, and $2,000,000 or 5.0% in corporate securities. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2011. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2011 and 2010.

Securities Portfolio

(dollars in thousands)

	December 31,
	2011	2010	2009
Securities available for sale:
Obligations of U.S. government corporations and agencies	$18,533	$33,150	$27,045
Mortgage-backed securities	34,546	16,157	15,620
Obligations of states and political subdivisions	45,766	42,908	37,057
Corporate securities	13,043	15,401	14,944
Equity securities	2,246	2,178	2,145

	$114,134	$109,794	$96,811

The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $4,944,000 and $2,343,000 at December 31, 2011 and 2010, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2011. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2011
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$—	—	$9,861	2.64%	$8,672	3.47%	$—	—	$18,533	3.02%
Mortgage-backed securities	—	—	1,418	5.07%	6,587	2.33%	26,541	3.28%	34,546	3.17%
Corporate securities	1,015	5.75%	4,193	6.88%	5,239	6.84%	2,596	7.76%	13,043	6.95%
Obligations of states and political subdivisions, taxable	—	—	—	—	3,150	4.43%	1,308	6.18%	4,458	4.97%
Equity securities	—	—	—	—	—	—	2,246	7.08%	2,246	7.08%
Total taxable	$1,015		$15,472		$23,648		$32,691		$72,826

Obligations of states and political subdivisions, tax-exempt (1)	—	—	17,295	5.58%	14,372	5.42%	9 ,641	5.87%	41,308	5.59%

Total	$1,015		$32,767		$38,020		$42,332		$114,134

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $410,424,000 and $408,449,000 at December 31, 2011 and 2010, respectively. This represents an increase of $1,975,000 or 0.5% for 2011. The ratio of loans to deposits decreased during the year from 95.1% to 91.5% at December 31, 2010 and 2011, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio

(dollars in thousands)

	December 31,
	2011	2010	2009	2008	2007
Loans secured by real estate:
Construction and land development	$31,579	$31,560	$34,531	$36,990	$33,268
Secured by farmland	3,390	4,332	5,636	5,305	7,468
Secured by 1-4 family residential properties	212,638	207,671	205,579	189,874	182,343
Multifamily	4,517	4,908	3,112	2,973	2,685
Commercial	118,043	116,381	109,516	107,749	108,880
Loans to farmers	1,910	1,293	1,284	1,065	1,039
Commercial and industrial loans	22,866	24,449	24,268	23,629	27,027
Consumer installment loans	13,185	14,518	16,115	18,835	25,368
All other loans	2,296	3,337	4,025	3,666	1,583

Total loans	$410,424	$408,449	$404,066	$390,086	$389,661

Loans secured by real estate were $370,167,000 or 90.2% and $364,852,000 or 89.3% of total loans at December 31, 2011 and 2010, respectively. This represents an increase of $5,315,000 or 1.5% for 2011. Consumer installment loans were $13,185,000 or 3.2% and $14,518,000 or 3.6% of total loans at December 31, 2011 and 2010, respectively. This represents a decrease of $1,333,000 or 9.2% for 2011. Commercial and industrial loans were $22,866,000 or 5.6% and $24,449,000 or 6.0% of total loans at December 31, 2011 and 2010. This represents a decrease of $1,583,000 or 6.5% for 2011.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $340,591,000 or 83.0% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2011
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$24,882	$6,558	$139	$31,579
Secured by farmland	2,061	1,329	—	3,390
Secured by 1-4 family residential properties	38,237	124,440	49,961	212,638
Multifamily	1,747	2,770	—	4,517
Commercial	26,659	73,593	17,791	118,043
Loans to farmers	1,339	571	—	1,910
Commercial and industrial loans	14,023	7,608	1,235	22,866
Consumer installment loans	1,555	11,500	130	13,185
All other loans	56	1,663	577	2,296

	$110,559	$230,032	$69,833	$410,424

For maturities over one year:
Floating rate loans		$20,249	$12,273	$32,522
Fixed rate loans		209,783	57,560	267,343

		$230,032	$69,833	$299,865

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $4,872,000 in total non-performing assets, which consist of nonaccrual loans, foreclosed property, and repossessed assets at December 31, 2011. This is a decrease of $5,310,000 when compared to the December 31, 2010 balance of $10,182,000.

Nonaccrual loans were $2,449,000 and $8,377,000 at December 31, 2011 and 2010, respectively. The gross amount of interest income that would have been recognized on nonaccrual loans was $128,000 for 2011 and $341,000 for 2010. None of this interest income was included in net income for 2011 or 2010. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2011 totaled $2,449,000 and had $197,000 in specific allocations.

Foreclosed property increased to $2,378,000 at December 31, 2011, compared to $1,783,000 at December 31, 2010. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A loss of $361,000 was recognized on the sale of other real estate owned during 2011.

Total loans past due 90 days or more and still accruing interest were $94,000 or 0.02%, $10,000 or less than 0.01%, and $13,000 or less than 0.01% of total loans at December 31, 2011, 2010, and 2009, respectively. The loans past due 90 days or more and still accruing interest are secured and in the process of collection; therefore, they are not classified as nonaccrual.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provision. Such restructured loans are included in impaired loans. At December 31, 2011 and 2010, the Company had $10,706,000 and $8,469,000 in restructured loans, respectively. There were no restructured loans at December 31, 2009.

Nonperforming Assets

(dollars in thousands)

	December 31,
	2011	2010	2009	2008	2007
Nonaccrual loans	$2,449	$8,377	$5,099	$3,385	$—
Other real estate owned and repossessed assets	2,423	1,805	2,776	734	215

Total nonperforming assets	$4,872	$10,182	$7,875	$4,119	$215

Loans past due 90 days and accruing interest	$94	$10	$13	$509	$813

Allowance for loan losses to nonperforming assets	179%	70%	76%	110%	1484%

Non-performing assets to period end loans and other real estate owned	1.18%	2.48%	1.94%	1.05%	0.06%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2011, other potential problem loans totaled $27,876,000. $14,751,000 or 52.9% of the total other potential problem loans are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.

Allowance for Loan Losses

The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.

Charged-off loans were $2,966,000, $5,475,000, and $3,153,000 for 2011, 2010, and 2009, respectively. Recoveries were $848,000, $291,000, and $252,000 for 2011, 2010, and 2009, respectively. Net charge-offs were $2,118,000, $5,184,000, and $2,901,000 for 2011, 2010, and 2009, respectively. This represents a decrease in net charge-offs of $3,066,000 or 59.1% for 2011 and an increase of $2,283,000 or 78.7% for 2010. The allowance for loan losses as a percentage of loans was 2.13%, 1.74%, and 1.48% at the end of 2011, 2010, and 2009, respectively. The allowance for loan losses at year-end covered net charge-offs during the year by 4.13 times for 2011, 1.37 times for 2010, and 2.06 times for 2009. The ratio of net charge-offs to average loans was 0.52% for 2011, 1.27% for 2010, and 0.74% for 2009.

The provision for loan losses for the year ended December 31, 2011 was $3,750,000, a decrease of $2,575,000 or 40.7% from December 31, 2010. The lower provision for loan losses compared to last year reflects improvements in asset quality and a lower level of charge-offs in 2011, tempered by higher reserves on remaining impaired loans.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2011, 2010, 2009, 2008, and 2007. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	December 31,
	2011	2010	2009	2008	2007
Balance, beginning of period	$7,111	$5,970	$4,521	$3,191	$3,308

Loans Charged-Off:
Commercial, financial and agricultural	596	1,077	466	261	131
Real estate-construction and land development	710	2,917	1,090	256	141
Real estate-mortgage	1,204	1,239	1,141	306	96
Consumer	456	242	456	254	437

Total loans charged off	$2,966	$5,475	$3,153	$1,077	$805

Recoveries:
Commercial, financial and agricultural	$137	$72	$98	$—	$40
Real estate-construction and land development	5	—	—	14	—
Real estate-mortgage	299	102	—	2	2
Consumer	407	117	154	81	96

Total recoveries	$848	$291	$252	$97	$138

Net charge-offs	2,118	5,184	2,901	980	667
Provision for loan losses	3,750	6,325	4,350	2,310	550

Balance, end of period	$8,743	$7,111	$5,970	$4,521	$3,191

Ratio of allowance for loan losses to loans outstanding at period end	2.13%	1.74%	1.48%	1.16%	0.82%
Ratio of net charge offs to average loans outstanding during the period	0.52%	1.27%	0.74%	0.25%	0.17%

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer and Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2011	$1,077	5.6%	$2,618	8.5%	$4,601	81.7%	$254	4.2%
December 31, 2010	$819	6.0%	$1,386	8.8%	$4,688	80.5%	$218	4.7%
December 31, 2009	$1,417	7.3%	$1,735	8.5%	$2,464	80.1%	$354	4.1%
December 31, 2008	$567	7.3%	$1,580	9.5%	$2,130	78.4%	$244	4.8%
December 31, 2007	$795	7.6%	$343	8.5%	$1,830	77.4%	$223	6.5%

Deposits

Total deposits were $448,465,000 and $429,296,000 at December 31, 2011 and 2010, respectively, which represents an increase of $19,169,000 or 4.5% during 2011. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2011, 2010 and 2009.

Average Deposits and Rates Paid

(dollars in thousands)

	December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$104,041		$93,583		$84,876

Interest-bearing:
NOW accounts	65,410	0.26%	69,154	0.40%	60,338	0.51%
Money market accounts	73,879	0.45%	66,819	0.61%	60,001	0.90%
Regular savings accounts	47,852	0.12%	40,570	0.17%	36,160	0.30%
Time deposits:
$100,000 and more	63,215	0.98%	59,944	1.18%	51,455	3.77%
Less than $100,000	89,987	1.40%	87,940	1.73%	94,523	1.21%

Total interest-bearing	$340,343	0.72%	$324,427	0.92%	$302,477	1.34%

Total deposits	$444,384		$418,010		$387,353

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $8,981,000 or 9.1% from $98,256,000 at December 31, 2010 to $107,237,000 at December 31, 2011. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $10,188,000 or 3.1% from $331,040,000 at December 31, 2010 to $341,228,000 at December 31, 2011. Total NOW account balances increased $6,514,000 or 9.0% from $72,413,000 at December 31, 2010 to $78,927,000 at December 31, 2011. Total money market account balances increased $13,627,000 or 19.5% from $69,766,000 at December 31, 2010 to $83,393,000 at December 31, 2011. Total regular savings account balances increased $5,469,000 or 12.9% from $42,369,000 at December 31, 2010 to $47,838,000 at December 31, 2011. Time deposits decreased $15,422,000 or 10.5% from $146,492,000 at December 31, 2010 to $131,070,000 at December 31, 2011. This is comprised of a decrease in certificates of deposit of $100,000 and more of $1,906,000 or 3.9% from $49,497,000 at December 31, 2010 to $47,591,000 at December 31, 2011 and an increase in certificates of deposit of less than $100,000 of $1,752,000 or 2.7% from $65,097,000 at December 31, 2010 to $66,849,000 at December 31, 2011. Brokered certificates of deposits less than $100,000 decreased $10,065,000 or 49.9% from $20,172,000 at December 31, 2010 to $10,107,000 at December 31, 2011. This included $9,905,000 of traditional brokered certificates of deposit and $202,000 of certificates obtained through the CDARS network. Brokered certificates of deposits, greater than $100,000, decreased $5,203,000 or 44.4% from $11,726,000 at December 31, 2010 to $6,523,000 at December 31, 2011. These certificates were obtained through the CDARS network. The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000, excluding brokered certificates of deposit. Core deposits totaled $431,835,000 or 96.3% and $397,398,000 or 92.6% of total deposits at December 31, 2011 and 2010, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2011. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $8,663,000 which matures over one year. The total amount maturing within one year is $45,451,000 or 84.0% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
At December 31, 2011	$21,206	$13,124	$11,121	$8,663	$54,114	12.07%

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2011 was $58,090,000, reflecting a percentage of total assets of 10.23% as compared to $53,829,000 and 9.63% at December 31 2010. The common stock’s book value per share increased $1.17 or 7.1% to $17.67 per share at December 31, 2011 from $16.50 per share at December 31, 2010. During 2011, the Company paid $0.72 per share in dividends as compared to $0.69 per share for 2010 and $0.68 per share for 2009. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Analysis of Capital

(dollars in thousands)

	December 31, 2011	December 31, 2010
Tier 1 Capital:
Common stock	$8,217	$8,124
Capital surplus	9,568	9,076
Retained earnings	37,374	35,419
Trust preferred capital notes	7,000	7,000
Net unrealized loss on available for sale equity securities	—	—

Total Tier 1 capital	$62,159	$59,619
Tier 2 Capital:
Allowance for loan losses	$4,996	$5,072

Total Tier 2 capital	$4,996	$5,072

Total risk-based capital	$67,155	$64,691

Risk weighted assets	$395,878	$403,738

Risk Based Capital Ratios:
Tier 1 risk-based capital ratio	15.70%	14.77%
Total risk-based capital ratio	16.96%	16.02%
Tier 1 leverage ratio	10.88%	10.62%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums. The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2011 and 2010.

Note 16 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2011 liquid assets totaled $246,634,000 as compared to $227,394,000 at December 31, 2010. These amounts represent 48.4% and 45.0% of total liabilities at December 31, 2011 and 2010, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Note 19 to the Consolidated Financial Statements provides information about the off-balance sheet arrangements which arise through the lending activities of the Company. These arrangements increase the degree of both credit and interest rate risk beyond that which is recognized through the financial assets and liabilities on the consolidated balance sheets.

The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2011.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	December 31, 2011
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$20,000	$2,250	$20,000	$—	$42,250
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	—	10,000	—	—	10,000
Operating leases	104	132	100	804	1,140

	$20,104	$12,382	$20,100	$8,021	$60,607

The $42,250,000 in outstanding FHLB advances is comprised of five advances. Note 8 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 20 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 6 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As the holding company of the Bank, the Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. Note 14 to the Consolidated Financial Statements discusses derivative instruments and hedging activities of the Company. The Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes during 2008.

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

Year 1 Net Interest Income Simulation

(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP	$(194)	-0.85%
+200 BP	$(48)	-0.21%
+400 BP	$(48)	-0.21%

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

The table below examines the Economic Value of Equity (EVE). The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The model indicates an exposure to falling and rising interest rates. These results are driven primarily by the relative increase in value of the Bank’s core deposit base as rates rise.

Static EVE Change

(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	$(4,114)	-5.22%
+100 BP Shock	$(143)	-0.18%
+200 BP Shock	$(1,483)	-1.88%
+300 BP Shock	$(3,936)	-4.99%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eagle Financial Services, Inc.

Berryville, Virginia

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. The management of Eagle Financial Services, Inc. and its subsidiaries (the Company) is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United State of America.

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

March 23, 2012

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(dollars in thousands, except share amounts)

	2011	2010
Assets
Cash and due from banks	$7,610	$6,884
Interest-bearing deposits with other institutions	14,331	7,086

Total cash and cash equivalents	21,941	13,970
Securities available for sale, at fair value	114,134	109,794
Restricted investments	3,520	3,982
Loans, net of allowance for loan losses of $8,743 in 2011 and $7,111 in 2010	401,681	401,338
Bank premises and equipment, net	15,200	15,712
Other real estate owned	2,378	1,783
Other assets	9,168	12,261

Total assets	$568,022	$558,840

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$107,237	$98,256
Savings and interest bearing demand deposits	210,158	184,548
Time deposits	131,070	146,492

Total deposits	$448,465	$429,296
Federal funds purchased and securities sold under agreements to repurchase	10,000	14,395
Federal Home Loan Bank advances	42,250	52,250
Trust preferred capital notes	7,217	7,217
Other liabilities	2,000	1,853

Total liabilities	$509,932	$505,011

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2011, 3,286,992; issued 2010, 3,249,477	8,217	8,124
Surplus	9,568	9,076
Retained earnings	37,374	35,419
Accumulated other comprehensive income	2,931	1,210

Total shareholders’ equity	$58,090	$53,829

Total liabilities and shareholders’ equity	$568,022	$558,840

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands, except per share amounts)

	2011	2010	2009
Interest and Dividend Income
Interest and fees on loans	$23,029	$23,529	$23,001
Interest on federal funds sold	—	2	10
Interest and dividends on securities available for sale:
Taxable interest income	2,695	2,489	2,784
Interest income exempt from federal income taxes	1,397	1,302	1,194
Dividends	413	446	461
Interest on deposits in banks	37	21	3

Total interest and dividend income	$27,571	$27,789	$27,453

Interest Expense
Interest on deposits	$2,439	$2,983	$4,040
Interest on federal funds purchased and securities sold under agreements to repurchase	364	387	392
Interest on Federal Home Loan Bank advances	1,685	1,844	2,042
Interest on trust preferred capital notes	137	138	184
Interest on interest rate swap	180	178	135

Total interest expense	$4,805	$5,530	$6,793

Net interest income	$22,766	$22,259	$20,660
Provision For Loan Losses	3,750	6,325	4,350

Net interest income after provision for loan losses	$19,016	$15,934	$16,310

Noninterest Income
Income from fiduciary activities	$907	$917	$818
Service charges on deposit accounts	1,586	1,784	2,053
Other service charges and fees	3,190	2,993	2,148
Gain (loss) on the sale of bank premises and equipment	76	(83)	—
Loss on the sale of other real estate owned	(361)	(338)	(26)
Gain (loss) on securities	67	98	(419)
Other operating income	120	128	52

Total noninterest income	$5,585	$5,499	$4,626

Noninterest Expenses
Salaries and employee benefits	$10,609	$9,263	$9,262
Occupancy expenses	1,155	1,142	1,069
Equipment expenses	676	625	665
Advertising and marketing expenses	500	435	409
Stationery and supplies	292	246	311
ATM network fees	546	442	104
Other real estate owned expenses	159	19	366
FDIC assessment	712	852	801
Computer software expense	507	419	317
Outside service fees	742	423	313
Bank franchise tax	376	317	305
Other operating expenses	2,634	2,626	2,558

Total noninterest expenses	$18,908	$16,809	$16,480

Income before income taxes	$5,693	$4,624	$4,456
Income Tax Expense	1,371	1,019	1,015

Net Income	$4,322	$3,605	$3,441

Earnings Per Share
Net income per common share, basic	$1.31	$1.11	$1.09

Net income per common share, diluted	$1.31	$1.11	$1.08

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, December 31, 2008	$7,888	$7,796	$32,779	$(1,634)		$46,829
Comprehensive income:
Net income			3,441		$3,441	3,441
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $253				491	491	491
Change in market value of interest rate swap, net of deferred income taxes of $160				312	312	312
Unrealized gain on available for sale securities, net of deferred income taxes of $991				1,923	1,923	1,923

Total comprehensive income					$6,167

Issuance of restricted stock, stock incentive plan (3,509 shares)	9	(9)				—
Income tax expense on vesting of restricted stock		(6)				(6)
Stock-based compensation expense		166				166
Issuance of common stock, dividend investment plan (36,559 shares)	91	492				583
Issuance of common stock, employee benefit plan (4,530 shares)	11	65				76
Dividends declared ($0.68 per share)			(2,172)			(2,172)

Balance, December 31, 2009	$7,999	$8,504	$34,048	$1,092		$51,643
Comprehensive income:
Net income			3,605		$3,605	3,605
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $141				275	275	275
Change in market value of interest rate swap, net of deferred income taxes of ($140)				(273)	(273)	(273)
Unrealized gain on available for sale securities, net of deferred income taxes of $60				116	116	116

Total comprehensive income					$3,723

Issuance of restricted stock, stock incentive plan (11,936 shares)	30	(30)				—
Income tax expense on vesting of restricted stock		(9)				(9)
Stock-based compensation expense		116				116
Issuance of common stock, dividend investment plan (37,905 shares)	95	495				590
Dividends declared ($0.69 per share)			(2,234)			(2,234)

Balance, December 31, 2010	$8,124	$9,076	$35,419	$1,210		$53,829
Comprehensive income:
Net income			4,322		4,322	4,332
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of $146				275	275	275
Change in market value of interest rate swap, net of deferred income taxes of ($140)				(271)	(271)	(271)
Unrealized gain on available for sale securities, net of deferred income taxes of $885				1,717	1,717	1,717

Total comprehensive income					$6,043

Issuance of restricted stock, stock incentive plan (9,291 shares)	23	(23)				—
Issuance tax benefit on vesting of restricted stock		(3)				(3)
Stock-based compensation expense		166				166
Issuance of common stock, dividend investment plan (38,703 shares)	96	508				604
Issuance of common stock, employee benefit plan (5,184 shares)	13	76				89
Retirement of common stock (15,663 shares)	(39)	(232)				(271)
Dividends declared ($0.72 per share)			(2,367)			(2,367)

Balance, December 31, 2011	$8,217	$9,568	$37,374	$2,931		$58,090

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$4,322	$3,605	$3,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	843	779	778
Amortization of intangible and other assets	91	136	165
(Gain) loss on securities	(67)	(98)	419
Provision for loan losses	3,750	6,325	4,350
(Gain) loss on the sale of bank premises and equipment	(76)	83	—
Loss on the sale of other real estate owned	361	338	26
Stock-based compensation expense	166	116	165
Premium amortization (discount accretion) on securities, net	111	26	(26)
Deferred tax benefit	(317)	(362)	(652)
Changes in assets and liabilities:
Decrease (increase) in other assets	2,568	(1,676)	(2,118)
(Decrease) increase in other liabilities	(13)	127	128

Net cash provided by operating activities	$11,739	$9,399	$6,676

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale and restricted investments	40,166	34,592	27,530
Proceeds from sales of securities available for sale	4,849	2,853	1,959
Purchases of securities available for sale	(46,798)	(50,180)	(29,302)
Proceeds from the sale of restricted investments	461	417	174
Purchases of restricted investments	—	—	(124)
Proceeds from the sale of equipment	661	43	93
Purchases of bank premises and equipment	(964)	(1,843)	(310)
Proceeds from the sale of other real estate owned	3,167	2,035	1,281
Net (increase) in loans	(8,139)	(10,802)	(20,426)

Net cash (used in) investing activities	$(6,597)	$(22,885)	$(19,125)

Cash Flows from Financing Activities
Net increase in demand deposit, money market and savings accounts	$34,592	$21,743	$25,098
Net (decrease) increase in certificates of deposit	(15,422)	9,445	(13,517)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(4,395)	380	(677)
Net (decrease) in Federal Home Loan Bank advances	(10,000)	(10,000)	(7,750)
Issuance of common stock, employee benefit plan	89	—	76
Retirement of common stock	(271)	—	—
Cash dividends paid	(1,764)	(1,645)	(1,587)

Net cash provided by financing activities	$2,829	$19,923	$1,643

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Increase (decrease) in cash and cash equivalents	$7,971	$6,437	$(10,806)
Cash and Cash Equivalents
Beginning	13,970	7,533	18,339

Ending	$21,941	$13,970	$7,533

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,885	$5,618	$6,896

Income taxes	$1,100	$3,550	$1,295

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$2,602	$176	$2,914

Change in fair value of interest rate swap	$(411)	$(413)	$472

Other real estate acquired in settlement of loans	$4,045	$1,235	$3,546

Issuance of common stock, dividend investment plan	$604	$590	$583

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

The Bank is required to maintain an investment in the capital stock of certain correspondent banks. No readily available market exists for this stock and it has no quoted market value. The investment in these securities is recorded at cost and they are reported on the Company’s consolidated balance sheet as restricted investments.

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

Retirement Plans

The Company had a non-contributory defined benefit pension plan that covers eligible employees. Effective December 31, 2006, the pension plan was amended so that no further benefits would accrue under the plan and no additional employees could become participants. The plan was terminated during 2011 after receiving final approval. Refer to Note 10 for a description of the termination of the Company’s pension plan. The Company also sponsors a 401(k) savings plan under which eligible employees may defer a portion of their compensation on a pretax basis. The Company also provides a match to participants in this plan, as described more fully in Note 12.

Stock-Based Compensation Plan

During 2003, the Company’s shareholders approved a stock incentive plan which allows key employees and directors to increase their personal financial interest in the Company. This plan permits the issuance of incentive stock options and non-qualified stock options and the award of stock appreciation rights, common stock, restricted stock, and phantom stock. The plan, as adopted, authorized the issuance of up to 300,000 shares of common stock. This plan is discussed more fully in Note 11.

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

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to reporting for 2011.

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

	2011	2010	2009
Average number of common shares outstanding	3,292,290	3,243,292	3,177,244
Effect of dilutive common stock	7,708	7,576	7,290

Average number of common shares outstanding used to calculate diluted earnings per share	3,299,998	3,250,868	3,184,534

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, net of income taxes, are reported within the balance sheet as a separate component of shareholders’ equity. These changes, along with net income, are components of comprehensive income and are reported in the statement of shareholders’ equity. In addition to net income, the Company’s other comprehensive income includes changes in the benefit obligations and plan assets for defined benefit and postretirement benefit plans, unrealized gains or losses on interest rate swaps, and unrealized gains or losses on available for sale securities.

The components of the change in unrealized gains (losses) on securities during 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Gross unrealized gain	$2,669	$274	$2,495
Reclassification adjustment for realized (gain) loss	(67)	(98)	419

Net unrealized gain (loss) before taxes	2,602	176	2,914
Tax effect	(885)	(60)	(991)

	$1,717	$116	$1,923

The components of accumulated other comprehensive income, net of deferred taxes, during 2011, 2010, and 2009 were as follows:

	Unrealized Gain (Loss) on Securities	Change in Market Value of Interest Rate Swap	Defined Benefit Pension Plan	Post Retirement Benefit Plan	Total
Balance, December 31, 2009	$1,429	$162	$(559)	$60	$1,902
2010 Change	116	(273)	272	3	118

Balance, December 31, 2010	1,545	(111)	(287)	63	1,210
2011 Change	1,717	(271)	287	(12)	1,721

Balance, December 31, 2011	$3,262	$(382)	$—	$51	$2,931

Derivative Financial Instruments

The Company follows GAAP to account for derivative and hedging activities. Accordingly, a derivative is recognized in the balance sheet at its fair value. The fair value of a derivative is determined by quoted market prices and mathematical models using current and historical data. If certain hedging criteria are met, including testing for hedge effectiveness, special hedge accounting may be applied. The Company assesses each hedge, both at inception and on an ongoing basis, to determine whether the derivative used in a hedging transaction is effective in offsetting changes in the fair value or cash flows of the hedged item and whether the derivative is expected to remain effective during subsequent periods. The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in fair value or cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued and a derivative remains outstanding, the Company recognizes the derivative in the balance sheet at its fair value and changes in the fair value are recognized in net income.

At inception, the Company designates a derivative as (a) a fair value hedge of recognized assets or liabilities or of unrecognized firm commitments (fair-value hedge) or (b) a hedge of forecasted transactions or variable cash flows to be received or paid in conjunction with recognized assets or liabilities (cash-flow hedge). For a derivative treated as a fair-value hedge, a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For a derivative treated as a cash flow hedge, the effective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. For a derivative treated as a cash flow hedge, the ineffective portion of a change in fair value is recorded as an adjustment to the hedged item and recognized in net income. For more information on derivative financial instruments see Note 14 to the Consolidated Financial Statements.

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

Stock Repurchase Program

On September 19, 2011, the Corporation announced a Stock Repurchase Program to repurchase up to 150,000 shares of its common stock prior to June 30, 2012. During 2011, the Company purchased 15,663 shares of its Common Stock under its stock repurchase program at an average price of $17.28. The maximum number of shares that may yet be purchased under the plan as of December 31, 2011 are 134,337.

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

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 was March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that ASU 2011-12 will have on its consolidated financial statements.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2011 and 2010 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$17,655	$878	$—	$18,533
Mortgage-backed securities	33,420	1,143	(17)	34,546
Obligations of states and political subdivisions	43,640	2,159	(33)	45,766
Corporate securities	12,421	707	(85)	13,043
Equity securities	2,054	192	—	2,246

	$109,190	$5,079	$(135)	$114,134

	December 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$32,716	$531	$(97)	$33,150
Mortgage-backed securities	15,706	524	(73)	16,157
Obligations of states and political subdivisions	42,511	928	(531)	42,908
Corporate securities	14,464	994	(57)	15,401
Equity securities	2,054	124	—	2,178

	$107,451	$3,101	$(758)	$109,794

Carrying amounts of restricted securities at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	3,036	3,498
Community Bankers’ Bank Stock	140	140

	$3,520	$3,982

The amortized cost and fair value of securities available for sale at December 31, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$995	$1,015
Due after one year through five years	31,385	32,767
Due after five years through ten years	36,037	38,020
Due after ten years	38,719	40,086
Equity securities	2,054	2,246

	$109,190	$114,134

During 2011, the Company sold $4,849,000 in available for sale securities for a net gain of $155,000. In 2010, the Company sold $2,853,000 in available for sale securities for a net gain of $98,000. During 2011, the Company also recorded an impairment charge of $87,500 on a corporate security. The remaining book value of this security at December 31, 2011 is $38,000.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2011 and 2010 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,003	17	—	—	4,003	17
Obligations of states and political subdivisions	282	2	294	31	576	33
Corporate securities	1,913	85	—	—	1,913	85
Equity securities	—	—	—	—	—	—

	$6,198	$104	$294	$31	$6,492	$135

	December 31, 2010
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,916	$97	$—	$—	$6,916	$97
Mortgage-backed securities	4,355	73	—	—	4,355	73
Obligations of states and political subdivisions	11,464	481	320	50	11,784	531
Corporate securities	1,047	57	—	—	1,047	57
Equity securities	—	—	—	—	—	—

	$23,782	$708	$320	$50	$24,102	$758

Gross unrealized losses on available for sale securities included nine (9) and thirty-five (35) securities at December 31, 2011 and December 31, 2010, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses on obligations of U.S. government corporations and agencies, mortgage-backed securities, and obligations of states and political subdivisions at December 31, 2011 and December 31, 2010 was changes in market interest rates. Since these losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2011 and 2010. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $20,117,000 at December 31, 2011 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 3. Loans

The composition of loans at December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$31,579	$31,560
Secured by farmland	3,390	4,332
Secured by 1-4 family residential properties	212,638	207,671
Multifamily	4,517	4,908
Commercial	118,043	116,381
Loans to farmers	1,910	1,293
Commercial and industrial loans	22,866	24,449
Consumer installment loans	13,185	14,518
All other loans	2,296	3,337

	$410,424	$408,449
Less: Allowance for loan losses	8,743	7,111

	$401,681	$401,338

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 were as follows:

	December 31,
	2011	2010	2009
	(in thousands)
Balance, beginning	$7,111	$5,970	$4,521
Provision charged to operating expense	3,750	6,325	4,350
Recoveries added to the allowance	848	291	252
Loan losses charged to the allowance	(2,966)	(5,475)	(3,153)

Balance, ending	$8,743	$7,111	$5,970

Nonaccrual and past due loans by class at December 31, 2011 and 2010 were as follows:

	As of December 31, 2011 (in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$114	$421	$—	$535	$22,331	$22,866	$—	$—
Commercial Real Estate:
Owner Occupied	174	9	447	630	82,476	83,106	—	600
Non-owner occupied	873	1,102	—	1,975	32,962	34,937	—	234
Construction and Farmland:
Residential	—	—	—	—	10,594	10,594	—	151
Commercial	—	—	—	—	24,375	24,375	—	—
Consumer:
Installment	114	13	5	132	13,053	13,185	5	—
Residential:
Equity Lines	217	30	—	247	33,182	33,429	—	177
Single family	2,187	194	717	3,098	176,111	179,209	89	1,287
Multifamily	—	—	—	—	4,517	4,517	—	—
All Other Loans	—	—	—	—	4,206	4,206	—	—

Total	$3,679	$1,769	$1,169	$6,617	$403,807	$410,424	$94	$2,449

	As of December 31, 2010 (in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$91	$129	$7	$227	$24,222	$24,449	$7	$267
Commercial Real Estate:
Owner Occupied	1,100	938	177	2,215	81,176	83,391	—	1,071
Non-owner occupied	248	—	294	542	32,448	32,990	—	—
Construction and Farmland:
Residential	63	70	1,122	1,255	9,042	10,297	—	3,808
Commercial	1,222	—	911	2,133	23,462	25,595	—	—
Consumer:
Installment	181	72	3	256	14,262	14,518	3	—
Residential:
Equity Lines	781	60	—	841	41,848	42,689	—	190
Single family	1,814	490	502	2,806	162,176	164,982	—	3,041
Multifamily	—	—	—	—	4,908	4,908	—	—
All Other Loans	—	696	—	696	3,934	4,630	—	—

Total	$5,500	$2,455	$3,016	$10,971	$397,478	$408,449	$10	$8,377

Allowance for loan losses by segment for the years ended December 31, 2011 and 2010 were as follows:

	As of and for the Year Ended December 31, 2011
	(in thousands )
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,386	$3,457	$1,231	$819	$182	$36	$—	$7,111
Charge-Offs	(721)	(1,203)	(14)	(572)	(331)	(125)	—	(2,966)
Recoveries	5	298	2	292	195	56	—	848
Provision	1,948	992	(162)	538	85	156	193	3,750

Ending balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743

Ending balance: Individually evaluated for impairment	$1,468	$2,071	$150	$544	$—	$—	$—	$4,233

Ending balance: collectively evaluated for impairment	$1,150	$1,473	$907	$533	$131	$123	$193	$4,510

Financing receivables:
Ending balance	$34,969	$217,155	$118,043	$22,866	$13,185	$4,206	$—	$410,424

Ending balance individually evaluated for impairment	$3,357	$9,748	$6,186	$599	$—	$—	$—	$19,890

Ending balance collectively evaluated for impairment	$31,612	$207,407	$111,857	$22,267	$13,185	$4,206	$—	$390,534

	For the Year Ended December 31, 2010
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Ending balance	$1,386	$3,457	$1,231	$819	$182	$36	$—	$7,111

Ending balance: Individually evaluated for impairment	$622	$1,623	$273	$139	$—	$—	$—	$2,657

Ending balance: collectively evaluated for impairment	$764	$1,834	$958	$680	$182	$36	$—	$4,454

Financing receivables:
Ending balance	$35,892	$212,579	$116,381	$24,449	$14,518	$4,630	$—	$408,449

Ending balance individually evaluated for impairment	$3,549	$11,172	$5,141	$319	$—	$—	$—	$20,181

Ending balance collectively evaluated for impairment	$32,343	$201,407	$111,240	$24,130	$14,518	$4,630	$—	$388,268

Impaired loans by class at December 31, 2011 and 2010 were as follows:

	As of December 31, 2011 (in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$5	$5	$—	$2	$—
Commercial Real Estate:
Owner Occupied	2,521	2,529	—	2,575	132
Non-owner occupied	2,552	2,567	—	2,623	110
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	361	361	—	466	21
Residential:
Equity lines	177	177	—	190	—
Single family	3,237	3,242	—	3,840	97
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$8,853	$8,881	$—	$9,696	$360

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$594	$600	$544	$602	$26
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,112	1,124	150	1,128	64
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,997	3,006	1,468	3,012	147
Residential:
Equity lines	402	404	325	404	13
Single family	5,932	5,940	1,746	6,029	236
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$11,037	$11,074	$4,233	$11,175	$486

Total:
Commercial	$599	$605	$544	$604	$26
Commercial Real Estate	6,185	6,220	150	6,326	306
Construction and Farmland	3,358	3,367	1,468	3,478	168
Residential	9,748	9,763	2,071	10,463	346
Other	—	—	—	—	—

Total	$19,890	$19,955	$4,233	$20,871	$846

	As of December 31, 2010 (in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	2,143	2,151	—	2,164	131
Non-owner occupied	2,144	2,153	—	2,153	34
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,447	2,447	—	2,451	70
Residential:
Equity lines	685	689	—	690	33
Single family	4,432	4,450	—	4,736	90
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$11,851	$11,890	$—	$12,194	$358

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$319	$319	$139	$695	$29
Commercial Real Estate:
Owner Occupied	306	306	122	406	—
Non-owner occupied	548	549	151	202	23
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,102	1,102	622	1,259	68
Residential:
Equity lines	—	—	—	—	—
Single family	6,055	6,093	1,623	3,653	319
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$8,330	$8,369	$2,657	$6,215	$439

Total:
Commercial	$319	$319	$139	$695	$29
Commercial Real Estate	5,141	5,159	273	4,925	188
Construction and Farmland	3,549	3,549	622	3,710	138
Residential	11,172	11,232	1,623	9,079	442
Other	—	—	—	—	—

Total	$20,181	$20,259	$2,657	$18,409	$797

Recorded investment is defined as the summation of the principal balance, accrued interest, and net deferred loan fees or costs.

Impaired loans at December 31, 2009 were as follows:

December 31, 2009
(in thousands)
Impaired loans for which, an allowance has been provided	$7,496
no allowance has been provided	147

Total impaired loans	$7,643

Allowance provided for impaired loans included in ALLL	$2,253

Average balance of impaired loans	$3,893

Interest income recognized	$309

The Company uses a rating system for evaluating the risks associated with non-consumer loans. Consumer loans are not evaluated for risk unless the characteristics of the loan fall within classified categories. Descriptions of these ratings are as follows:

Pass	Pass loans exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

Watch	Watch loans exhibit income volatility, negative operating trends, and a highly leveraged balance sheet. A higher level of supervision is required for these loans as the potential for a negative event could impact the borrower’s ability to repay the loan.

Special mention	Special mention loans exhibit a potential weakness, if left uncorrected, may negatively affect the borrower’s ability to repay its debt obligation. The risk of default is not imminent and the borrower still demonstrates sufficient cash flow to support the loan.

Substandard	Substandard loans exhibit well defined weaknesses and have a high probability of default. The borrowers exhibit adverse financial trends but still have the ability to service debt obligations.

Doubtful	Doubtful loans exhibit all of the characteristics inherent in substandard loans but the weaknesses make collection or full liquidation highly questionable.

Loss	Loss loans are considered uncollectible and of such little value that its continuance as a bankable asset is not warranted.

Credit quality information by class at December 31, 2011 and 2010 was as follows:

	As of December 31, 2011 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total

Commercial - Non Real Estate:
Commercial & Industrial	$16,960	$2,668	$991	$2,215	$32	$—	$22,866
Commercial Real Estate:
Owner Occupied	65,651	6,613	5,759	4,641	442	—	83,106
Non-owner occupied	21,573	6,688	1,330	5,113	233	—	34,937
Construction and Farmland:
Residential	9,839	—	755	—	—	—	10,594
Commercial	15,990	1,657	2,595	4,029	104	—	24,375
Residential:
Equity Lines	31,862	227	355	985	—	—	33,429
Single family	150,520	5,939	10,249	11,134	1,367	—	179,209
Multifamily	2,320	1,230	967	—	—	—	4,517
All other loans	3,485	—	721	—	—	—	4,206

Total	$318,200	$25,022	$23,722	$28,117	$2,178	$—	$397,239

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,053	$132

	As of December 31, 2010 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total

Commercial - Non Real Estate:
Commercial & Industrial	$19,990	$845	$1,535	$1,812	$267	$—	$24,449
Commercial Real Estate:
Owner Occupied	65,983	5,686	8,823	2,899	—	—	83,391
Non-owner occupied	25,569	3,322	3,113	986	—	—	32,990
Construction and Farmland:
Residential	7,875	1,556	—	—	—	—	9,431
Commercial	17,492	790	2,378	2,672	3,129	—	26,461
Residential:
Equity Lines	41,430	182	67	860	150	—	42,689
Single family	147,445	3,674	2,229	9,132	2,502	—	164,982
Multifamily	3,272	1,636	—	—	—	—	4,908
All other loans	4,581	49	—	—	—	—	4,630

Total	$333,637	$17,740	$18,145	$18,361	$6,048	$—	$393,931

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$14,262	$256

One consumer loan was rated as watch for $17,000, one consumer loan was rated as special mention for $292,000, four consumer loans were rated as substandard for $19,000 and one consumer loan was rated as doubtful for $5,000 at December 31, 2011. One consumer loan was rated as watch for $23,000 and two consumer loans were rated as substandard for $10,000 at December 31, 2010.

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

There were twenty-five troubled debt restructured loans at December 31, 2011 amounting to $10,706,000. There were thirty-one troubled debt restructured loans at December 31, 2010 amounting to $8,469,000. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2011.

The following table set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the year ended December 31, 2011.

	For the Year Ended December 31, 2011
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Commercial Real Estate:
Non-owner occupied	2	$1,092	$1,092	$—
Construction and Farmland:
Commercial	1	1,530	1,530	713
Residential
Single family	8	3,657	3,389	393

Total	11	$6,279	$6,011	$1,106

During the year ended December 31, 2011, the Company restructured eleven loans by granting concessions to borrowers experiencing financial difficulties. For each of the two commercial real estate loans above, two commercial real estate loans were combined into the one restructured commercial real estate loan. On one of the two loans, monthly payments were converted from principal and interest to interest only. The other loan remained on principal and interest payments, but the original loans were re-amortized. The residential construction loan was modified by granting a reduction in the required monthly payment. During the year ended December 31, 2011, eight single family residential loans were modified. Four of the loans were modified by granting interest rate reductions, another two had payment requirements modified from principal and interest to interest only, while the two remaining loans were modified by granting a reduction in the required monthly payment.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the year ended December 31, 2011 were:

	$613	$613
	Year Ended December 31, 2011
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	2	$613
Non-owner occupied	1	898
Construction and Farmland:
Commercial	1	99
Residential:
Single family	5	1,596

Total	9	$3,206

A loan is considered to be in payment default once it is thirty days contractually past due under the modified terms.

NOTE 6. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(in thousands)
Land	$3,727	$4,004
Buildings and improvements	14,914	14,799
Furniture and equipment	7,063	6,749

	$25,704	$25,552
Less accumulated depreciation	10,504	9,840

Bank premises and equipment, net	$15,200	$15,712

Depreciation expense on buildings and improvements was $443,000, $404,000, and $388,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Depreciation expense on furniture and equipment was $400,000, $375,000, and $390,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. The total minimum rental commitment at December 31, 2011 under these leases was due as follows:

December 31, 2011
(in thousands)
2012	$104
2013	82
2014	50
2015	50
2016	50
Thereafter	804

$1,140

The total building and equipment rental expense was $147,000, $176,000, and $174,000 in 2011, 2010, and 2009, respectively.

NOTE 7. Deposits

The composition of deposits at December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	(in thousands)
Noninterest bearing demand deposits	$107,237	$98,256
Savings and interest bearing demand deposits:
NOW accounts	$78,927	$72,413
Money market accounts	83,393	69,766
Regular savings accounts	47,838	42,369

	$210,158	$184,548

Time deposits:
Balances of less than $100,000	$76,956	$85,269
Balances of $100,000 and more	54,114	61,223

	$131,070	$146,492

	$448,465	$429,296

Time deposits with balances of less than $100,000 include $10,107,000 and $20,172,000 in brokered certificates of deposit at December 31, 2011 and 2010, respectively. Time deposits with balances of $100,000 and more include $6,523,000 and $11,726,000 in brokered certificates of deposit at December 31, 2011 and 2010, respectively.

The outstanding balance of time deposits at December 31, 2011 was due as follows:

December 31, 2011
(in thousands)
2012	$97,180
2013	12,970
2014	15,364
2015	2,701
2016	2,855

$131,070

Deposit overdrafts reclassified as loans totaled $156,000 and $107,000 at December 31, 2011 and 2010, respectively.

NOTE 8. Borrowings

The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 16. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
	(dollars in thousands)
Balance at year-end	$—	$—
Average balance during the year	85	503
Average interest rate during the year	0.54%	0.70%
Maximum month-end balance during the year	$1,945	$4,680
Gross lines of credit at year-end	36,000	36,000
Unused lines of credit at year-end	36,000	36,000

Securities sold under agreements to repurchase are borrowings in which the Bank obtains funds by selling securities and simultaneously agreeing to repurchase the securities for an agreed upon term at a given price which includes interest. The Company had $0 in funds from certain customers through retail repurchase agreements at December 31, 2011. Generally, the term for retail repurchase agreements is the next business day. The Company had $10,000,000 in funds from a larger financial institution through a wholesale repurchase agreement at December 31, 2011. The original term of this wholesale repurchase agreement, which was executed during 2008, was five years and the counterparty has the option to call the debt after three years. The amount of borrowings through securities sold under agreements to repurchase is restricted by the amount of securities which are designated for these transactions. The following table summarizes information related to securities sold under agreement to repurchase for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
	(dollars in thousands)
Balance at year-end	$10,000	$14,395
Average balance during the year	12,416	14,971
Average interest rate during the year	2.93%	2.56%
Maximum month-end balance during the year	$14,050	$15,552
Securities underlying the agreements at year-end:
Carrying value	12,150	19,198
Fair value	12,918	19,667

The Bank had a $112,990,000 line of credit with the Federal Home Loan Bank of Atlanta which was secured by a blanket lien on the loan portfolio at December 31, 2011. The Company had $42,250,000 in advances outstanding at December 31, 2011 (see details below); therefore, the unused line of credit totaled $70,740,000. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available to the Company.

The Company had $20,000,000 in short-term borrowings with the FHLB at December 31, 2011. The weighted average interest rate on outstanding short-term advances at December 31, 2011 was 3.55%.

The Company had $22,250,000 in long-term borrowings with the FHLB at December 31, 2011, which matures as follows: $2,250,000 in 2014 and $20,000,000 in 2015. The interest rates on the outstanding long-term advances at December 31, 2011 ranged from 3.02% to 4.07%. The weighted average interest rate on outstanding long-term advances at December 31, 2011 was 3.50%.

NOTE 9. Income Taxes

The Company files income tax returns with the United States of America and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2008.

The net deferred tax asset at December 31, 2011 and 2010 consisted of the following components:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,973	$2,418
Deferred compensation	109	116
Accrued postretirement benefits	51	49
Accrued pension benefits	—	147
Home equity origination costs	36	45
Other than temporary impairment	876	846
Interest rate swap	197	57
Other real estate owned expenses	13	39
Other	125	243

	$4,380	$3,960

Deferred tax liabilities:
Property and equipment	$566	$458
Securities available for sale	1,681	796

	$2,247	$1,254

Net deferred tax asset	$2,133	$2,706

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2011, 2010 and 2009 consisted of the following components:

	December 31,
	2011	2010	2009
	(in thousands)
Current tax expense	$1,688	$1,381	$1,667
Deferred tax (benefit)	(317)	(362)	(652)

	$1,371	$1,019	$1,015

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2011, 2010 and 2009.

	December 31,
	2011	2010	2009
	(in thousands)
Statutory federal corporate tax amount	$1,936	$1,572	$1,515
Tax-exempt interest income	(563)	(544)	(505)
Other	(2)	(9)	5

	$1,371	$1,019	$1,015

NOTE 10. Pension and Postretirement Benefit Plans

Effective December 31, 2006, the pension plan was amended and frozen so that no further benefits will accrue under the plan and no additional employees may become participants. The pension plan was terminated effective September 30, 2011 and after receiving final approval from the Internal Revenue Service, distributions in the form of lump-sum cash payments to plan participants, rollovers and purchasing annuity contracts were completed on December 19, 2011. The Company recognized a loss of $589,000 on the distribution of the plan’s assets. The loss is included in salaries and employee benefits expense on the consolidated statements of income. An additional $141,000 in expense was incurred during 2011 for the purchase of employee retirement annuities. The expense is included in outside service fees on the consolidated statements of income.

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

The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2011 and are included in other comprehensive income: unrecognized net actuarial gain of $50. The transition obligation included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2012 is $0.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2011, 2010, and 2009 and a statement of the funded status at December 31, 2011, 2010 and 2009 for the pension and postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Pension Plan			Postretirement Benefits Plan
	2011	2010	2009	2011	2010	2009
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$3,684	$3,801	$3,859	$144	$154	$254
Service cost	—	—	—	—	—	—
Interest cost	101	189	191	6	7	14
Actuarial loss (gain)	143	(246)	95	6	(11)	(105)
Benefits paid	(4,069)	(60)	(344)	(6)	(6)	(9)
Settlement loss	141	—	—	—	—	—

Benefit obligation, ending	$—	$3,684	$3,801	$150	$144	$154

Change in Plan Assets:
Fair value of plan assets, beginning	$3,252	$2,955	$2,691	$—	$—	$—
Actual return on plan assets	87	78	498	—	—	—
Employer contributions	730	279	110	6	6	9
Benefits paid	(4,069)	(60)	(344)	(6)	(6)	(9)

Fair value of plan assets, ending	$—	$3,252	$2,955	$—	$—	$—

	Pension Plan			Postretirement Benefits Plan
	2011	2010	2009	2011	2010	2009
	(in thousands)
Funded Status:
Funded status	$—	$(432)	$(846)	$(150)	$(144)	$(154)
Unrecognized net actuarial loss	—	—	—	—	—	—
Unrecognized net transition obligation	—	—	—	—	—	—
Unrecognized prior service cost	—	—	—	—	—	—

Prepaid (accrued) benefits	$—	$(432)	$(846)	$(150)	$(144)	$(154)

Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—	$—	$—	$—
Accrued benefit (liability)	—	(432)	(846)	(150)	(144)	(154)

	$—	$(432)	$(846)	$(150)	$(144)	$(154)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss (gain)	$—	$434	$846	$(76)	$(93)	$(92)
Net transition obligation	—	—	—	—	—	2
Deferred tax (benefit)/liability	—	(147)	(288)	26	30	31

	$—	$287	$558	$(50)	$(63)	$(59)

The accumulated benefit obligation for the pension plan was distributed during 2011, and as a result, there was no accumulated benefit obligation at December 31, 2011. The accumulated benefit obligation for the pension plan was $3,684,000, and $3,801,000 at December 31, 2010, and 2009, respectively. Due to the amendment of the pension plan, the accumulated benefit obligation and projected benefit obligation are equivalent at December 31, 2010 and 2009.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the years ended December 31, 2011, 2010, and 2009:

	Pension Plan			Postretirement Benefits Plan
	2011	2010	2009	2011	2010	2009
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	101	189	191	6	7	14
Expected return on plan assets	(83)	(146)	(132)	—	—	—
Amortization of prior service costs	—	—	—	—	—	—
Amortization of transition obligation	—	—	—	—	2	3
Recognized net loss due to settlement	141	—	—	—	—	—
Amortization of net actuarial loss	572	235	365	(11)	(9)	—

Net periodic benefit cost	$731	$278	$424	$(5)	$—	$17

The total recognized net periodic benefit cost and other comprehensive income for the pension plan was $(303,000), $(5,000), and $4,000 during 2011, 2010, and 2009, respectively. The total recognized net periodic benefit cost and other comprehensive income for the postretirement benefits plan was $(6,000), $2,000, and $(54,000) during 2011, 2010, and 2009, respectively.

The benefit obligation for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.10% for 2010 and 5.00% 2009. Due to the amendment of the pension plan, no rate of compensation increase was assumed for or 2010 and 2009.

The net periodic benefit cost for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.10% for 2011 and 5.00% for 2010 and 2009, expected long-term return on plan assets of 5.00% for 2011, 2010, and 2009. Due to the amendment of the pension plan, no rate of compensation increase was assumed for 2011, 2010, and 2009.

The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 4.25% for 2011, 5.00% for 2010, and 6.00% for 2009. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012 and 2013, 8.00% for 2014 and 2015, and 6.00% for 2016 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2011 would have increased by $6,000 and the net periodic benefit cost for 2011 would have increased by less than $500. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2011 would have decreased by $6,000 and the net periodic benefit cost for 2011 would have decreased by less than $500.

The following table provides the pension plan’s asset allocation as of December 31, 2010:

December 31, 2010
Equity securities	—
Debt securities	57%
Other	43%

Total	100%

All plan assets were distributed to pension plan beneficiaries during 2011 and no future payments are expected.

Estimated future benefit payments at December 31, 2011, which reflect expected future service, as appropriate, were as follows:

Postretirement Benefits
(in thousands)
2012	$14
2013	14
2014	14
2015	14
2016	14
2017 - 2020	60

The pension financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents balances of pension assets measured at fair value on December 31, 2010:

	Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Cash	$1	$1	$—	$—
Cash Equivalents	1,406	1,406	—	—
AA corporate bonds	131	—	131	—
Mutual Funds (a)	1,714	1,714	—	—

Total assets at fair value	$3,252	$3,121	$131	$—

(a)	100% of mutual funds are invested in fixed income corporate bond securities.
(b)	70% of mutual funds invest in common stock of large-cap companies. 30% of mutual funds invest in common stock of mid-cap companies. 10% of mutual funds invest in common stock of small-cap companies.

NOTE 11. Stock-Based Compensation

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. The following table summarizes options outstanding at December 31, 2011, 2010, and 2009:

	2011			2010		2009
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	22,000	$21.59		22,000	$21.59	22,000	$21.59
Granted	—	—		—	—	—	—
Exercised	—	—		—	—	—	—
Forfeited	—	—		—	—	—	—

Outstanding, end of year	22,000	$21.59		22,000	$21.59	22,000	$21.59

Exercisable, end of year	22,000	$21.59	$—	22,000	$21.59	22,000	$21.59
Weighted average fair value of options granted during the year		$—			$—		$—

The aggregate intrinsic value in the table is equal to the amount that would have been received by the option holders had all options been exercised on December 31, 2011. It is derived from the amount by which the current market value of the underlying stock exceeds the exercise price of the option. This amount fluctuates in relation to the market value of the Company’s stock.

The following table summarizes options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 21.63	11,000	1.75	$ 21.63	11,000	$ 21.63
21.55	11,000	2.75	21.55	11,000	21.55

$ 21.55 -21.63	22,000	2.25	$ 21.59	22,000	$ 21.59

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than six months. During 2011, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The following table presents the activity for Restricted Stock for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	12,772	$16.89	13,335	$20.00	11,492	$26.16
Granted	12,300	16.76	12,900	16.14	11,700	16.06
Vested	(9,291)	17.55	(7,936)	19.51	(7,509)	21.12
Forfeited	(2,081)	18.38	(5,527)	18.86	(2,348)	26.94

Nonvested, end of year	13,700	$16.11	12,772	$16.89	13,335	$20.00

The Company recognizes compensation expense over the restricted period. Compensation expense was $166,000, $116,000, and $166,000 during 2011, 2010, and 2009, respectively. The total grant date fair value of Restricted Stock which vested was $163,000 and $155,000 for the years ended December 31, 2011 and 2010, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $47,000 at December 31, 2011. This amount is expected to be recognized over a weighted average period of 1.1 years.

NOTE 12. Employee Benefits

The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2011, 2010, and 2009.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. Contributions under the plan amounted to $739,000 in 2011, $668,000 in 2010, and $675,000 in 2009. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $13,000 in 2011, $13,000 in 2010, and $14,000 in 2009. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

NOTE 13. Commitments and Contingencies

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

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2011 and 2010, the amount of daily average required balances were approximately $630,000 and $824,000, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250,000 at December 31, 2011 and 2010.

See Note 19 with respect to financial instruments with off-balance-sheet risk.

NOTE 14. Derivative Instruments and Hedging Activities

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

On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7,000,000 and has an expiration date of December 1, 2016. The estimated fair value was $(580,000) at December 31, 2011 and $(169,000) at December 31, 2010. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 2.85% and receives interest quarterly at a variable rate of three month LIBOR. The variable rate resets on each interest payment date. The Company recognized interest expense of $180,000 in 2011 and $178,000 in 2010 related to this interest rate swap.

The following table summarizes the fair value of derivative instruments at December 31, 2011 and 2010:

	2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP

Interest rate swap contracts	Other Liabilities	$580	Other Liabilities	$169

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at December 31, 2011 and 2010 and the Consolidated Statements of Income for December 31, 2011, 2010, and 2009:

	Year Ended December 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Ineffective Portion)
	2011	2010		2011	2010	2009
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$(271)	$(273)	N/A	$—	$—	$—

NOTE 15. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $11,210,000 and $10,281,000 at December 31, 2011 and 2010, respectively. These balances reflect total principal additions of $5,097,000 and total principal payments of $4,168,000 during 2011. The aggregate balance of deposits from directors, principal officers and their related parties was $10,010,000 and $7,436,000 at December 31, 2011 and 2010, respectively.

NOTE 16. Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2011 and 2010.

At December 31, 2011, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2011 and 2010:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2011:
Total Capital to Risk Weighted Assets Consolidated	$67,155	16.96%	$31,670	8.00%	N/A
Bank of Clarke County	$60,930	15.55%	$31,338	8.00%	$39,172	10.00%
Tier 1 Capital to Risk Weighted Assets Consolidated	$62,159	15.70%	$15,835	4.00%	N/A
Bank of Clarke County	$55,986	14.29%	$15,669	4.00%	$23,503	6.00%
Tier 1 Capital to Average Assets Consolidated	$62,159	10.88%	$22,844	4.00%	N/A
Bank of Clarke County	$55,986	9.86%	$22,706	4.00%	$28,382	5.00%

December 31, 2010:
Total Capital to Risk Weighted Assets Consolidated	$64,692	16.02%	$32,299	8.00%	N/A
Bank of Clarke County	$58,111	14.56%	$31,935	8.00%	$39,919	10.00%
Tier 1 Capital to Risk Weighted Assets Consolidated	$59,619	14.77%	$16,150	4.00%	N/A
Bank of Clarke County	$53,095	13.30%	$15,967	4.00%	$23,951	6.00%
Tier 1 Capital to Average Assets Consolidated	$59,619	10.62%	$22,462	4.00%	N/A
Bank of Clarke County	$53,095	9.56%	$22,226	4.00%	$27,783	5.00%

NOTE 17. Restrictions On Dividends, Loans and Advances

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

At December 31, 2011, the Bank’s retained earnings available for the payment of dividends to the Company was $7,278,000. Accordingly, $51,879,000 of the Company’s equity in the net assets of the Bank was restricted at December 31, 2011. Funds available for loans or advances by the Bank to the Company amounted to $1,146,000 at December 31, 2011.

NOTE 18. Dividend Investment Plan

The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at 95% of its fair market value on each dividend record date.

NOTE 19. Financial Instruments with Off-Balance-Sheet Risk

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2011	2010
Commitments to extend credit	$9,448,000	$6,111,000
Unfunded commitments under lines of credit	65,193,000	64,195,000
Commercial and standby letters of credit	5,684,000	4,953,000

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2011, none of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2011 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $238,000.

NOTE 20. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate was 2.15% and 1.92% at December 31, 2011 and 2010, respectively. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2011, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

NOTE 21. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2011 and 2010 are summarized as follows:

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,839	$6,864	$6,920	$6,948
Net interest income after provision for loan losses	4,672	4,706	4,682	4,956
Noninterest income	1,405	1,542	1,394	1,244
Noninterest expenses	4,504	4,444	4,567	5,393
Income before income taxes	1,573	1,804	1,509	807
Net income	1,167	1,323	1,139	693
Net income per common share, basic	0.36	0.40	0.34	0.21
Net income per common share, diluted	0.36	0.40	0.34	0.21
Dividends per common share	0.18	0.18	0.18	0.18

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,844	$6,934	$6,950	$7,061
Net interest income after provision for loan losses	4,879	4,785	2,721	3,549
Noninterest income	1,364	1,383	1,475	1,277
Noninterest expenses	4,058	4,105	4,290	4,356
Income before income taxes	2,185	2,063	(94)	470
Net income	1,578	1,485	81	461
Net income per common share, basic	0.49	0.46	0.02	0.14
Net income per common share, diluted	0.49	0.46	0.02	0.14
Dividends per common share	0.17	0.17	0.17	0.18

NOTE 22. Fair Value Measurements

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

Interest Rate Swap: The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data, and therefore, is classified within Level 2 of the valuation hierarchy.

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010:

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$18,533	$—	$18,533	$—
Mortgage-backed securities	34,546	—	34,546	—
Obligations of states and political subdivisions	45,766	—	45,766	—
Corporate securities	13,043	—	13,043	—
Equity securities:
Bank preferred stock	2,246	2,246	—	—

Total assets at fair value	$114,134	$2,246	$111,888	$—

Liabilities:
Interest rate swap	580	—	580	—

Total liabilities at fair value	$580	$—	$580	$—

		Fair Value Measurements at December 31, 2010 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$33,150	$—	$33,150	$—
Mortgage-backed securities	16,157	—	16,157	—
Obligations of states and political subdivisions	42,908	—	42,908	—
Corporate securities	15,401	—	15,401	—
Equity securities:
Bank preferred stock	2,178	2,178	—	—

Total assets at fair value	$109,794	$2,178	$107,616	$—

Liabilities:
Interest rate swap	169	—	169	—

Total liabilities at fair value	$169	$—	$169	$—

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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

		Carrying value at December 31, 2011
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Financial Assets:
Impaired loans	$6,804	$—	$—	$6,804

Nonfinancial Assets:
Other real estate owned	2,378	—	—	2,378

		Carrying value at December 31, 2010
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Financial Assets:
Impaired loans	$5,673	$—	$—	$5,673

Nonfinancial Assets:
Other real estate owned	1,783	—	—	1,783

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

Cash and short-term investments/restricted investments/accrued interest: The fair value was equal to the carrying amount.

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

The carrying amount and fair value of the Company’s financial instruments at December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
Financial assets:
Cash and short-term investments	$21,941	$21,941	$13,970	$13,970
Securities	114,134	114,134	109,794	109,794
Restricted Investments	3,520	3,520	3,982	3,982
Loans, net	401,681	418,230	401,338	416,669
Accrued interest receivable	2,037	2,037	2,179	2,179

Financial liabilities:
Deposits	$448,465	$449,990	$429,296	$430,627
Federal funds purchased and securities sold under agreements to repurchase	10,000	10,350	14,395	14,950
Federal Home Loan Bank advances	42,250	44,833	52,250	54,853
Trust preferred capital notes	7,217	7,217	7,217	7,217
Accrued interest payable	336	336	417	417
Interest rate swap contract	580	580	169	169

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

NOTE 23. Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2011 but before the financial statements are issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any subsequent events that require adjustment to, or disclosure in, the financial statements.

NOTE 24. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2011 and 2010

(dollars in thousands)

	2011	2010
Assets
Cash held in subsidiary bank	$313	$164
Due from banks	503	502
Securities available for sale	5,165	5,793
Investment in subsidiaries, at cost, plus undistributed net income	59,157	54,251
Investment in limited partnership	—	—
Other assets	777	536

Total assets	$65,915	$61,246

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217	$7,217
Other liabilities	608	200

Total liabilities	$7,825	$7,417

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,217	8,124
Surplus	9,568	9,076
Retained earnings	37,374	35,419
Accumulated other comprehensive income	2,931	1,210

Total shareholders’ equity	$58,090	$53,829

Total liabilities and shareholders’ equity	$65,915	$61,246

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands)

	2011	2010	2009
Income
Dividends from subsidiary bank	$1,600	$1,500	$1,200
Interest and dividends on securities available for sale	313	368	384
(Loss) on equity investments	—	—	—
Other income (loss)	(108)	16	(40)

Total income	$1,805	$1,884	$1,544

Expenses
Interest expense on borrowings	$317	$316	$319
Other operating expenses	179	112	115

Total expenses	$496	$428	$434

Income before income tax (benefit) and equity in undistributed net income of subsidiary bank	$1,309	$1,456	$1,110

Income Tax (Benefit)	(122)	(41)	(52)

Income before equity in undistributed net income of subsidiary bank	$1,431	$1,497	$1,162

Equity in Undistributed Net Income of Subsidiary Bank	2,891	2,108	2,279

Net income	$4,322	$3,605	$3,441

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands)

	2011	2010	2009
Cash Flows from Operating Activities
Net Income	$4,322	$3,605	$3,441
Adjustments to reconcile net income to net cash provided by operating activities
(Loss) on securities	96	—	—
Stock-based compensation expense	166	116	165
(Discount accretion) premium amortization on securities	(2)	(1)	1
Undistributed earnings of subsidiary bank	(2,891)	(2,108)	(2,279)
Changes in assets and liabilities:
(Increase) in other assets	(91)	(24)	(7)
(Decrease) increase in other liabilities	(4)	3	1

Net cash provided by operating activities	$1,596	$1,591	$1,322

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	$500	$406	$—

Net cash provided by investing activities	$500	$406	$—

Cash Flows from Financing Activities
Cash dividends paid	$(1,764)	$(1,645)	$(1,587)
Issuance of common stock, employee benefit plan	89	—	76
Retirement of common stock	(271)	—	—

Net cash (used in) financing activities	$(1,946)	$(1,645)	$(1,511)

Increase (decrease) in cash	$150	$352	$(189)

Cash
Beginning	$666	$314	$503

Ending	$816	$666	$314

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management maintains a comprehensive system of internal control to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Those policies and procedures: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company, 2) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors, 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations over internal controls and financial reporting may not prevent or detect misstatements. Changes in conditions will also impact the internal control effectiveness over time. Eagle Financial Services, Inc. and subsidiaries maintains an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2011, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 16, 2012.

Item 11.	Executive Compensation

The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 16, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 16, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 16, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting of Shareholders to be held May 16, 2012.

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

(a)(3) Exhibits

The following exhibits, as applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.4	Amended and Restated Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Offer Letter of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.10	Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.11	Addendum to the Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders” Equity, (iv) Consolidated Statements of Cash Flows and (v) notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2012.

Signature	Title

/s/ JOHN R. MILLESON John R. Milleson	President, Chief Executive Officer, and Director (principal executive officer)

/s/ KATHLEEN J. CHAPPELL Kathleen J. Chappell	Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ THOMAS T. GILPIN Thomas T. Gilpin	Chairman of the Board and Director

/s/ ROBERT W. SMALLEY, JR. Robert W. Smalley, Jr.	Vice Chairman of the Board and Director

/s/ THOMAS T. BYRD Thomas T. Byrd	Director

/s/ MARY BRUCE GLAIZE Mary Bruce Glaize	Director

/s/ DOUGLAS C. RINKER Douglas C. Rinker	Director

/s/ JOHN D. STOKELY, JR. John D. Stokely, Jr.	Director

/s/ JAMES T. VICKERS James T. Vickers	Director

/s/ RANDALL G. VINSON Randall G. Vinson	Director

/s/ JAMES R. WILKINS, JR James R. Wilkins, Jr.	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.4	Amended and Restated Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Offer Letter of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.10	Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.11	Addendum to the Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders” Equity, (iv) Consolidated Statements of Cash Flows and (v) notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements.