Form 10-Q
period 2012-03-31
EAGLE FINANCIAL SERVICES INC
filed 2012-05-15
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of April 17, 2012 was 3,200,600.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$9,008	$7,610
Interest-bearing deposits with other institutions	2,210	14,331

Total cash and cash equivalents	11,218	21,941

Securities available for sale, at fair value	110,157	114,134
Restricted investments	3,520	3,520
Loans	416,422	410,424
Allowance for loan losses	(8,887)	(8,743)

Net Loans	407,535	401,681

Bank premises and equipment, net	16,316	15,200
Other real estate owned, net of allowance	2,776	2,378
Other assets	8,653	9,168

Total assets	$560,175	$568,022

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$112,735	$107,237
Savings and interest bearing demand deposits	211,494	210,158
Time deposits	123,930	131,070

Total deposits	$448,159	$448,465
Federal funds purchased and securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	32,250	42,250
Trust preferred capital notes	7,217	7,217
Other liabilities	2,958	2,000

Total liabilities	$500,584	$509,932

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2012, 3,301,150; issued 2011, 3,286,992	8,253	8,217
Surplus	9,733	9,568
Retained earnings	38,492	37,374
Accumulated other comprehensive income	3,113	2,931

Total shareholders’ equity	$59,591	$58,090

Total liabilities and shareholders’ equity	$560,175	$568,022

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest and Dividend Income
Interest and fees on loans	$5,675	$5,731
Interest and dividends on securities available for sale:
Taxable interest income	598	714
Interest income exempt from federal income taxes	360	327
Dividends	103	61
Interest on deposits in banks	3	6

Total interest and dividend income	$6,739	$6,839

Interest Expense
Interest on deposits	444	661
Interest on federal funds purchased and securities sold under agreements to repurchase	91	90
Interest on Federal Home Loan Bank advances	298	438
Interest on trust preferred capital notes	38	34
Interest on interest rate swap	41	44

Total interest expense	$912	$1,267

Net interest income	$5,827	$5,572
Provision For Loan Losses	300	900

Net interest income after provision for loan losses	$5,527	$4,672

Noninterest Income
Income from fiduciary activities	$240	$268
Service charges on deposit accounts	352	388
Other service charges and fees	810	774
Gain (loss) on the sale of other real estate owned	11	(43)
Other operating income	68	18

Total noninterest income	$1,481	$1,405

Noninterest Expenses
Salaries and employee benefits	$2,613	$2,413
Occupancy expenses	292	309
Equipment expenses	164	161
Advertising and marketing expenses	115	125
Stationery and supplies	71	99
ATM network fees	122	114
Other real estate owned expense	21	80
FDIC assessment	183	199
Computer software expense	135	126
Bank franchise tax	101	79
Professional fees	261	297
Other operating expenses	535	502

Total noninterest expenses	$4,613	$4,504

Income before income taxes	$2,395	$1,573
Income Tax Expense	681	406

Net income	$1,714	$1,167

Earnings Per Share
Net income per common share, basic	$0.52	$0.36

Net income per common share, diluted	$0.52	$0.36

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$1,714	$1,167
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $87 in 2012 and $42 in 2011	170	82
Change in market value of interest rate swap, net of deferred income taxes of $7 in 2012 and $21 in 2011	12	40

Total other comprehensive income	182	122

Total comprehensive income	$1,896	$1,289

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$8,124	$9,076	$35,419	$1,210	$53,829
Net income			1,167		1,167
Other comprehensive income				122	122
Restricted stock awards, stock incentive plan (4,366 shares)	11	(11)			—
Stock-based compensation expense		17			17
Issuance of common stock, dividend investment plan (9,747 shares)	24	126			150
Dividends declared ($0.18 per share)			(588)		(588)

Balance, March 31, 2011	$8,159	$9,208	$35,998	$1,332	$54,697

Balance, December 31, 2011	$8,217	$9,568	$37,374	$2,931	58,090
Net income			1,714		1,714
Other comprehensive income				182	182
Restricted stock awards, stock incentive plan (5,150 shares)	13	(13)			—
Income tax benefit on vesting of restricted stock		1			1
Stock-based compensation expense		45			45
Issuance of common stock, dividend investment plan (9,008 shares)	23	132			155
Dividends declared ($0.18 per share)			(596)		(596)

Balance, March 31, 2012	$8,253	$9,733	$38,492	$3,113	$59,591

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$1,714	$1,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212	203
Amortization of intangible and other assets	22	21
Provision for loan losses	300	900
Provision for other real estate owned	—	70
(Gain) loss on the sale of other real estate owned	(11)	43
Loss on the sale of repossessed assets	2	5
Accrual of restricted stock awards	44	17
Premium amortization (discount accretion) on securities, net	48	20
Changes in assets and liabilities:
Decrease in other assets	396	101
Increase in other liabilities	978	717

Net cash provided by operating activities	$3,705	$3,264

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$6,344	$10,529
Purchases of securities available for sale	(2,157)	(10,010)
Purchases of bank premises and equipment	(1,328)	(317)
Proceeds from the sale of other real estate owned	191	87
Proceeds from the sale of repossessed assets	9	40
Net (increase) decrease in loans	(6,738)	2,670

Net cash (used in) provided by investing activities	$(3,679)	$2,999

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$6,833	$4,424
Net (decrease) increase in certificates of deposit	(7,140)	6,897
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	—	(345)
Net (decrease) in Federal Home Loan Bank advances	(10,000)	—
Cash dividends paid	(442)	(439)

Net cash (used in) provided by financing activities	$(10,749)	$10,537

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Three Months Ended March 31,
	2012	2011
(Decrease) increase in cash and cash equivalents	$(10,723)	$16,800
Cash and Cash Equivalents
Beginning	21,941	13,970

Ending	$11,218	$30,770

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$951	$1,293

Income taxes	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$257	$123

Change in market value of interest rate swap	$19	$61

Other real estate acquired in settlement of loans	$579	$1,058

Issuance of common stock, dividend investment plan	$155	$150

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2012 and December 31, 2011, the results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than nine months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting annual performance measures. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	13,700	$16.11	12,772	$16.89
Granted	10,900	16.75	8,700	16.25
Vested	(5,150)	16.04	(4,366)	17.72
Forfeited	—	—	(756)	22.99

Nonvested, end of period	19,450	$16.49	16,350	$16.05

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2012 and 2011 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended March 31,
	2012	2011
Average number of common shares outstanding	3,316,005	3,274,898
Effect of dilutive common stock	8,751	6,688

Average number of common shares outstanding used to calculate diluted earnings per share	3,324,756	3,281,586

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$16,803	$810	$(15)	$17,598
Mortgage-backed securities	31,407	1,141	(2)	32,546
Obligations of states and political subdivisions	42,760	2,063	(23)	44,800
Corporate securities	11,932	1,023	—	12,955
Equity securities	2,054	204	—	2,258

	$104,956	$5,241	$(40)	$110,157

	December 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$17,655	$878	$—	$18,533
Mortgage-backed securities	33,420	1,143	(17)	34,546
Obligations of states and political subdivisions	43,640	2,159	(33)	45,766
Corporate securities	12,421	707	(85)	13,043
Equity securities	2,054	192	—	2,246

	$109,190	$5,079	$(135)	$114,134

There were no sales of securities available for sale during the first three months of 2012 and 2011.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2012 and December 31, 2011 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$2,142	$15	$—	$—	$2,142	$15
Mortgage-backed securities	874	2	—	—	874	2
Obligations of states and political subdivisions	280	3	290	20	570	23
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

	$3,296	$20	$290	$20	$3,586	$40

	December 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,003	17	—	—	4,003	17
Obligations of states and political subdivisions	282	2	294	31	576	33
Corporate securities	1,913	85	—	—	1,913	85
Equity securities	—	—	—	—	—	—

	$6,198	$104	$294	$31	$6,492	$135

Gross unrealized losses on available for sale securities included five (5) and nine (9) debt securities at March 31, 2012 and December 31, 2011, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2012 and December 31, 2011 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at March 31, 2012 and December 31, 2011. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $20.1 million at March 31, 2012 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	3,036	3,036
Community Bankers’ Bank Stock	140	140

	$3,520	$3,520

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 and the year ended December 31, 2011 were as follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Three Months Ended March 31, 2011
		(in thousands)
Balance, beginning	$8,743	$7,111	$7,111
Provision charged to operating expense	300	3,750	900
Recoveries added to the allowance	81	848	100
Loan losses charged to the allowance	(237)	(2,966)	(834)

Balance, ending	$8,887	$8,743	$7,277

Nonaccrual and past due loans by class at March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012 (in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$647	$823	$449	$1,919	$21,991	$23,910	$449	$—
Commercial Real Estate:
Owner Occupied	822	511	284	1,617	84,540	86,157	—	—
Non-owner occupied	1,187	—	—	1,187	34,452	35,639	—	646
Construction and Farmland:
Residential	—	—	—	—	9,806	9,806	—	147
Commercial	162	47	—	209	27,816	28,025	—	—
Consumer:
Installment	95	19	—	114	12,941	13,055	—	—
Residential:
Equity Lines	193	12	—	205	32,129	32,334	—	424
Single family	3,926	—	—	3,926	175,305	179,231	—	778
Multifamily	—	—	—	—	4,303	4,303	—	—
All Other Loans	—	—	—	—	3,962	3,962	—	—

Total	$7,032	$1,412	$733	$9,177	$407,245	$416,422	$449	$1,995

	As of December 31, 2011 (in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$114	$421	$—	$535	$22,331	$22,866	$—	$—
Commercial Real Estate:
Owner Occupied	174	9	447	630	82,476	83,106	—	600
Non-owner occupied	873	1,102	—	1,975	32,962	34,937	—	234
Construction and Farmland:
Residential	—	—	—	—	10,594	10,594	—	151
Commercial	—	—	—	—	24,375	24,375	—	—
Consumer:
Installment	114	13	5	132	13,053	13,185	5	—
Residential:
Equity Lines	217	30	—	247	33,182	33,429	—	177
Single family	2,187	194	717	3,098	176,111	179,209	89	1,287
Multifamily	—	—	—	—	4,517	4,517	—	—
All Other Loans	—	—	—	—	4,206	4,206	—	—

Total	$3,679	$1,769	$1,169	$6,617	$403,807	$410,424	$94	$2,449

Allowance for loan losses by segment at March 31, 2012 and December 31, 2011 were as follows:

	As of and for the Three Months Ended March 31, 2012 (in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	2,618	3,544	1,057	1,077	131	123	193	8,743
Charge-Offs	—	(173)	(22)	—	(35)	(7)	—	(237)
Recoveries	1	53	1	6	18	2	—	81
Provision	(15)	105	191	70	(7)	7	(51)	300

Ending balance	2,604	3,529	1,227	1,153	107	125	142	8,887

Ending balance: Individually evaluated for impairment	1,431	2,084	287	593	—	—	—	4,395

Ending balance: collectively evaluated for impairment	1,173	1,445	940	560	107	125	142	4,492

Financing receivables:
Ending balance	37,831	215,868	121,796	23,910	13,055	3,962	—	416,422

Ending balance individually evaluated for impairment	3,351	9,409	5,693	593	—	—	—	19,046

Ending balance collectively evaluated for impairment	34,480	206,459	116,103	23,317	13,055	3,962	—	397,376

	As of December 31, 2011 (in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	1,386	3,457	1,231	819	182	36	—	7,111
Charge-Offs	(721)	(1,203)	(14)	(572)	(331)	(125)	—	(2,966)
Recoveries	5	298	2	292	195	56	—	848
Provision	1,948	992	(162)	538	85	156	193	3,750

Ending balance	2,618	3,544	1,057	1,077	131	123	193	8,743

Ending balance: Individually evaluated for impairment	1,468	2,071	150	544	—	—	—	4,233

Ending balance: collectively evaluated for impairment	1,150	1,473	907	533	131	123	193	4,510

Financing receivables:
Ending balance	34,969	217,155	118,043	22,866	13,185	4,206	—	410,424

Ending balance individually evaluated for impairment	3,357	9,748	6,186	599	—	—	—	19,890

Ending balance collectively evaluated for impairment	31,612	207,407	111,857	22,267	13,185	4,206	—	390,534

Impaired loans by class at March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012 (in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	2,062	2,069	—	2,078	31
Non-owner occupied	2,114	2,124	—	2,126	36
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	356	356	—	363	2
Residential
Equity lines	174	174	—	189	—
Single family	2,557	2,563	—	2,569	25
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$7,263	$7,286	$—	$7,325	$94

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$593	$594	$593	$579	$12
Commercial Real Estate:
Owner Occupied	284	284	92	296	—
Non-owner occupied	1,321	1,323	195	1,379	27
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,995	3,009	1,431	3,010	32
Residential
Equity lines	400	401	253	402	1
Single family	6,190	6,210	1,831	6,289	69
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$11,783	$11,821	$4,395	$11,955	$141

Total:
Commercial	$593	$594	$593	$579	$12
Commercial Real Estate	5,781	5,800	287	5,879	94
Construction and Farmland	3,351	3,365	1,431	3,373	34
Residential	9,321	9,348	2,084	9,449	95
Other	—	—	—	—	—

Total	$19,046	$19,107	$4,395	$19,280	$235

The average recorded investment of impaired loans for the three month period ended March 31, 2011 was $21.3 million. The interest income recognized on impaired loans for the three months ended March 31, 2011 was $234 thousand.

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

The Company uses a rating system for evaluating the risks associated with non-consumer loans. Consumer loans are not evaluated for risk unless the characteristics of the loan fall within classified categories. Descriptions of these ratings are as follows:

Pass	Pass loans exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

Watch	Watch loans exhibit income volatility, negative operating trends, and a highly leveraged balance sheet. A higher level of supervision is required for these loans as the potential for a negative event could impact the borrower’s ability to repay the loan.

Special mention	Special mention loans exhibit a potential weakness, if left uncorrected, may negatively affect the borrower’s ability to repay its debt obligation. The risk of default is not imminent and the borrower still demonstrates sufficient cash flow to support the loan.

Substandard	Substandard loans exhibit well defined weaknesses and have a potential of default. The borrowers exhibit adverse financial trends but still have the ability to service debt obligations.

Doubtful	Doubtful loans exhibit all of the characteristics inherent in substandard loans but the weaknesses make collection or full liquidation highly questionable.

Loss	Loss loans are considered uncollectible and of such little value that its continuance as a bankable asset is not warranted.

Credit quality information by class at March 31, 2012 and December 31, 2011 was as follows:

	As of March 31, 2012 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$18,396	$2,575	$767	$2,140	$32	$—	$23,910
Commercial Real Estate:
Owner Occupied	68,231	6,854	6,236	4,404	432	—	86,157
Non-owner occupied	22,571	6,151	1,323	5,379	215	—	35,639
Construction and Farmland:
Residential	9,210	596	—	—	—	—	9,806
Commercial	19,062	1,805	3,040	4,019	99	—	28,025
Residential:
Equity Lines	30,939	66	356	722	251	—	32,334
Single family	150,890	5,470	11,155	10,813	903	—	179,231
Multifamily	2,122	1,221	960	—	—	—	4,303
All other loans	3,242	—	720	—	—	—	3,962

Total	$324,663	$24,738	$24,557	$27,477	$1,932	$—	$403,367

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$12,941	$114

	As of December 31, 2011
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,960	$2,668	$991	$2,215	$32	$—	$22,866
Commercial Real Estate:						—
Owner Occupied	65,651	6,613	5,759	4,641	442	—	83,106
Non-owner occupied	21,573	6,688	1,330	5,113	233	—	34,937
Construction and Farm land:
Residential	9,839	—	755	—	—	—	10,594
Commercial	15,990	1,657	2,595	4,029	104	—	24,375
Residential:						—
Equity Lines	31,862	227	355	985	—	—	33,429
Single family	150,520	5,939	10,249	11,134	1,367	—	179,209
Multifamily	2,320	1,230	967	—	—	—	4,517
All other loans	3,485	—	721	—	—	—	4,206

Total	$318,200	$25,022	$23,722	$28,117	$2,178	$—	$397,239

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,053	$132

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

There were twenty-three (23) troubled debt restructured loans totaling $10.1 million at March 31, 2012. At December 31, 2011 there were twenty-five (25) troubled debt restructured loans totaling $10.7 million. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2012.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three months ended March 31, 2012:

		Three Months Ended March 31, 2012 (in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Residential
Single family	1	$91	$91	$—

Total	1	$91	$91	$—

During the three months ended March 31, 2012, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties. A residential loan was modified by granting an interest rate reduction.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated period were:

	Three Months Ended March 31, 2012 (in thousands)
	Number of Contracts	Recorded Investment
Residential
Single family	1	$196

Total	1	$196

A loan is considered to be in payment default once it is thirty days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Noninterest bearing demand deposits	$112,735	$107,237

Savings and interest bearing demand deposits:
NOW accounts	$75,764	$78,927
Money market accounts	85,181	83,393
Regular savings accounts	50,549	47,838

	$211,494	$210,158

Time deposits:
Balances of less than $100,000	$74,094	$76,956
Balances of $100,000 and more	49,836	54,114

	$123,930	$131,070

	$448,159	$448,465

NOTE 8. Pension and Postretirement Benefit Plans

Effective December 31, 2006, the pension plan was amended and frozen so that no further benefits will accrue under the plan and no additional employees may become participants. The pension plan was terminated effective September 30, 2011 and after receiving final approval from the Internal Revenue Service, distributions in the form of lump-sum cash payments to plan participants, rollovers and purchasing annuity contracts were completed on December 19, 2011. No defined benefit pension plan expenses are projected going forward.

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

The following tables provide the components of net periodic benefit cost of the postretirement benefit plan for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$—	$—
Interest cost	1	1
Expected return on plan assets	—	—
Amortization of prior service costs	—	—
Amortization of transition obligation	—	—
Recognized net actuarial loss (gain)	(2)	(2)

Net periodic benefit cost	$(1)	$(1)

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at March 31, 2012 was 2.11%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2012, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at March 31, 2012 Using
	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$17,598	$—	$17,598	$—
Mortgage-backed securities	32,546	—	32,546	—
Obligations of states and political subdivisions	44,800	—	44,800	—
Corporate securities	12,955	—	12,955	—
Equity securities:
Bank preferred stock	2,258	2,258	—	—

Total assets at fair value	$110,157	$2,258	$107,899	$—

Liabilities:
Interest rate swap	561	—	561	—

Total liabilities at fair value	$561	$—	$561	$—

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$18,533	$—	$18,533	$—
Mortgage-backed securities	34,546	—	34,546	—
Obligations of states and political subdivisions	45,766	—	45,766	—
Corporate securities	13,043		13,043
Equity securities:
Bank preferred stock	2,246	2,246	—	—

Total assets at fair value	$114,134	$2,246	$111,888	$—

Liabilities:
Interest rate swap	580	—	580	—

Total liabilities at fair value	$580	$—	$580	$—

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lesser of the fair value of the property, less estimated selling costs or the loan balance outstanding at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. If there is a contract for the sale of a property, and management reasonably believes the contract will be executed, fair value is based on the sale price in that contract (Level 1). Lacking such a contract, the value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Any subsequent valuation adjustments are applied to earnings in the consolidated statements of income. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of GAAP.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for March 31, 2012 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for March 31, 2012
	Valuation Technique(s)	Unobservable Input	Range
Assets:
Impaired loans	Discounted appraised value	Selling cost	6	% - 12%

Other real estate owned	Discounted appraised value	Selling cost	6	% - 12%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2012 and December 31, 2011:

		Carrying value at March 31, 2012
	Balance as of March 31, 2012	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$7,388	$—	$4,062	$3,326
Nonfinancial Assets:
Other real estate owned	2,776	431	1,709	636

		Carrying value at December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$6,804	$—	$3,379	$3,425
Nonfinancial Assets:
Other real estate owned	2,378	—	1,742	636

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the period ended March 31, 2012 were as follows:

	Fair Value Measurements at March 31, 2012
	Impaired Loans	Other Real Estate Owned
	(in thousands)
Balance - January 1, 2012	$3,425	$636
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	484	—
Transfers out of Level 3	(583)	—

Total assets at fair value	$3,326	$636

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

The carrying value and fair value of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	Fair Value Measurements at March 31, 2012 Using
	Carrying Value as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of March 31, 2012
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Cash and short-term investments	$11,218	$11,218	$—	$—	$11,218
Securities	110,157	2,258	107,899	—	110,157
Restricted Investments	3,520	—	3,520	—	3,520
Loans, net	407,535	—	417,467	7,388	424,855
Accrued interest receivable	2,044	—	2,044	—	2,044

Financial Liabilities:
Deposits	$448,159	$—	$449,593	$—	$449,593
Federal funds purchased and securities sold under agreements to repurchase	10,000	—	10,278	—	10,278
Federal Home Loan Bank advances	32,250	—	34,753	—	34,753
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	298	—	298	—	298
Interest rate swap contract	561	—	561	—	561

	December 31, 2011 (in thousands)
	Carrying Value as of December 31, 2011	Fair Value as of December 31, 2011
Financial assets:
Cash and short-term investments	$21,941	$21,941
Securities	114,134	114,134
Restricted Investments	3,520	3,520
Loans, net	401,681	418,230
Accrued interest receivable	2,037	2,037

Financial liabilities:
Deposits	$448,465	$449,990
Federal funds purchased and securities sold under agreements to repurchase	10,000	10,350
Federal Home Loan Bank advances	42,250	44,833
Trust preferred capital notes	7,217	7,217
Accrued interest payable	336	336
Interest rate swap contract	580	580

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

On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7.0 million and has an expiration date of December 1, 2016. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 2.85% and receives interest quarterly at a variable rate of three month LIBOR. The variable rate resets on each interest payment date.

The following table summarizes the fair value of derivative instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$561	Other Liabilities	$580

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at March 31, 2012 and 2011 and the Consolidated Statements of Income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2012	2011		2012	2011
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$12	$40	Not applicable	$—	$—

NOTE 12. Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company has included the required disclosures in its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

NOTE 13. Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2012 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2011 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2012, the Company had total assets of $560.2 million, net loans of $407.5 million, total deposits of $448.2 million, and shareholders’ equity of $59.6 million. The Company’s net income was $1.7 million for the three months ended March 31, 2012.

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

        The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, a senior management loan committee, and a director loan committee. Lending limits for individuals and the Senior Loan Committee are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Category I) is assigned to the Bank’s President / Chief Executive Officer, Senior Loan Officer and Senior Credit Officer (approval authority only). Two officers in Category I may combine their authority to approve loan requests to borrowers with credit exposure up to $1.0 million on a secured basis and $500 thousand unsecured. Officers in Category II, III, IV, V, VI and VII have lesser authorities and with approval of a Category I officer may extend loans to borrowers with exposure of $500 thousand on a secured basis and $250 thousand unsecured. Loan exposures up to $1.0 million may be approved with the concurrence of two, Category I officers. Loans to borrowers with total credit exposures between $1.0 million and $3.0 million are approved by the Senior Loan Committee consisting of the President, Chief Operating Officer,

Senior Loan Officer, Senior Credit Officer, and Chief Financial Officer. Approval of the Senior Loan Committee is required prior to being referred to the Director Loan Committee for approval. Loans exceeding $3 million and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a forum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated and that impairment losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2011 Form 10-K, provides additional information related to the allowance for loan losses.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the first three months of 2012 was $1.7 million, an increase of $547 thousand or 46.87% as compared to net income for the first three months of 2011 of $1.2 million. Earnings per share, basic and diluted, were $0.52 and $0.36 the first three months of 2012 and 2011, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first three months of 2012 and 2011 was 1.23% and 0.84%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first three months of 2012 and 2011 was 11.74% and 8.79%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $5.8 million and $5.6 million for the first three months of 2012 and 2011, respectively, which represents an increase of $255 thousand or 4.58%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Average interest earning assets decreased $29 thousand from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 while the average yield decreased 10 basis points over that same period. Total interest income was $6.7 million and $6.8 million for the first three months of 2012 and 2011, respectively, which represents a decrease of $100 thousand or 1.46%. Total interest expense was $912 thousand and $1.3 million for the first three months of 2012 and 2011, respectively, which represents a decrease of $355 thousand or 28.02%. Average interest bearing liabilities decreased $17.5 million from the quarter ended March 31, 2011 to the quarter ended March 31, 2012 while the interest bearing liabilities rate decreased 32 basis points over the same period.

The net interest margin was 4.56% and 4.39% for the first three months of 2012 and 2011, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2012 and 2011. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,675	$5,731
Interest Income - Securities and Other Interest-Earnings Assets	1,064	1,108
Interest Expense - Deposits	444	661
Interest Expense - Other Borrowings	468	606

Total Net Interest Income	$5,827	$5,572

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$26	$25
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	186	169

Total Tax Benefit on Tax-Exempt Interest Income	$212	$194

Tax-Equivalent Net Interest Income	$6,039	$5,766

The tax-equivalent yield on earning assets decreased 10 basis points from 5.35% for the first three months of 2011 to 5.25% for the same period in 2012. During that same time, the tax-equivalent yield on securities decreased 21 basis points from 4.53% to 4.32%. The tax equivalent yield on loans decreased 17 basis points from 5.72% for the first three months of 2011 to 5.55% for the same time period in 2012. The average rate on interest bearing liabilities decreased 32 basis points from 1.26% for the first three months of 2011 to 0.94% for the same time period in 2012. The average rate on interest bearing deposits decreased 27 basis points from 0.80% to 0.53% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings increased 95 basis points from 2.50% to 3.45% for the first three months of 2011 and 2012, respectively. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances increased one basis point from 3.40% to 3.41% for the first three months of 2011 and 2012. There were no significant changes in asset mix during the first three months of 2012.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $300 thousand and $900 thousand for the first three months of 2012 and 2011, respectively. The lower provision for loan losses is mainly reflective of the decreased net loan charge-offs experienced during the first three months of 2012.

Noninterest Income

Total noninterest income for the first three months of 2012 and 2011 was $1.5 million and $1.4 million, respectively, which represents an increase of $76 thousand or 5.41%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, decreased $28 thousand or 10.45% from $268 thousand for the first three months of 2011 to $240 thousand for the first three months of 2012. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $36 thousand or 9.28% from $388 thousand to $352 thousand for the first three months of 2011 and 2012, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income.

There were no sales or calls of securities which resulted in a gain or loss during the first three months of 2012 and 2011.

Other service charges and fees increased $36 thousand or 4.65% from $774 thousand for the first three months of 2011 to $810 thousand for the first three months of 2012. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $143 thousand and $184 thousand for the first three months of 2012 and 2011, respectively. The amount of fees generated from the Bank’s ATM/debit card programs increased $21 thousand or 6.77% from $310 thousand to $331 thousand for the first three months of 2011 and 2012, respectively. The Dodd-Frank Act amended the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. This could potentially lower the Bank’s debit card income significantly in the future. Fees generated from the origination of mortgage loans for the secondary market increased $47 thousand or 54.02% from $87 thousand to $134 thousand for the first three months of 2011 and 2012, respectively. This increase in fees is due to increased activity in this product.

Other operating income increased $50 thousand or 277.78% from $18 thousand to $68 thousand for the first three months of 2011 and 2012, respectively. This change resulted mostly from increased income in the Company’s investments in Davenport Financial Fund and Banker’s Insurance.

Noninterest Expenses

Total noninterest expenses increased $109 thousand or 2.42% from $4.5 million to $4.6 million for the first three months of 2011 and 2012, respectively. This increase can be attributed to increases in several expense items, salaries and employee benefits, bank franchise tax and professional fees. The efficiency ratio of the Company was 61.06% and 62.16% for the three months ended March 31, 2012 and 2011. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $200 thousand or 8.29% from $2.4 million for the first three months of 2011 to $2.6 million during the same period in 2012. The increase can be attributed to increases in incentive expense as well as deferred compensation expense. Occupancy expenses decreased $17 thousand or 5.50% from $309 thousand to $292 thousand for the first three months of 2011 and 2012, respectively. Equipment expenses increased $3 thousand or 1.86% from $161 thousand to $164 thousand for the first three months of 2011 and 2012, respectively.

Advertising and marketing expenses decreased $10 thousand or 8.00% from $125 thousand to $115 thousand for the first three months of 2011 and 2012, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Stationary and supplies decreased $28 thousand or 28.28% from $99 thousand to $71 thousand for the first three months of 2011 and 2012, respectively. This expense varies from quarter to quarter based on the timing of orders placed and supplies used. ATM network fees increased $8 thousand or 7.02% from $114 thousand to $122 thousand for the first three months of 2011 and 2012, respectively. Other real estate owned expense decreased $59 thousand or 73.75% from $80 thousand to $21 thousand for the first three months of 2011 and 2012, respectively. This decrease is mainly due to two valuation allowances that were established during the first three months of 2011 in the amount of $70 thousand. No valuation allowances have been necessary to establish during the first three months of 2012.

FDIC assessments decreased $16 thousand or 8.04% from $199 thousand to $183 thousand for the first three months of 2011 and 2012, respectively. On December 30 2009, the Company prepaid their estimated quarterly FDIC assessments of $2,300,000 for 2010, 2011, and 2012. Computer software expenses increased $9 thousand or 7.14% from $126 thousand to $135 thousand for the first three months of 2011 and 2012, respectively. Bank franchise tax increased $22 thousand or 27.85% from $79 thousand to $101 thousand for the first three months of 2011 and 2012, respectively. The bank franchise tax calculation is driven largely by the amount of the Bank’s capital. As this amount has increased from year to year, the amount of tax has also increased.

Professional fees decreased $36 thousand or 12.12% from $297 thousand to $261 thousand for the first three months of 2011 and 2012, respectively. This decrease resulted from the expensing of placement fees related to brokered certificates of deposits that were called during the first three months of 2011. Other operating expenses increased $33 thousand or 6.57% from $502 thousand to $535 thousand for the first three months of 2011 and 2012, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, and credit card processing fees.

Income Taxes

Income tax expense was $681 thousand and $406 thousand for the first three months of 2012 and 2011, respectively. These amounts correspond to an effective tax rate of 28.43% and 25.81% for the first three months of 2012 and 2011, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $110.2 million at March 31, 2012, compared to $114.1 million at December 31, 2011. This represents a decrease of $3.9 million or 3.48%. The Company purchased $2.2 million in securities during the first three months of 2012. The Company had total maturities and principal repayments of $6.3 million during the first three months of 2012. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2012. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2012 and December 31, 2011. The Company had an unrealized gain on available for sale securities of $5.2 million at March 31, 2012 as compared to an unrealized gain of $4.9 million at December 31, 2011. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $416.4 million and $410.4 at March 31, 2012 and December 31, 2011, respectively. This represents an increase of $6.0 million or 1.46% for the first three months of 2012. The ratio of loans to deposits increased during the first three months of 2012 from 91.52% at December 31, 2011 to 92.92% at March 31, 2012.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2012 and December 31, 2011.

Loans secured by real estate were $375.5 million or 90.17% and $370.2 million or 90.19% of total loans at March 31, 2012 and December 31, 2011, respectively. This represents an increase of $5.3 million or 1.44% during the first three months of 2012. Consumer installment loans were $13.1 million or 3.14% and $13.2 or 3.21% of total loans at March 31, 2012 and December 31, 2011, respectively. This represents a decrease of $130 thousand or 0.99% during the first three months of 2012. Commercial and industrial loans were $23.9 million or 5.74% and $22.9 or 5.57% of total loans at March 31, 2012 and December 31, 2011, respectively. This represents an increase of $1.0 million or 4.57% for the first three months of 2012.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2012 and 2011 and the year ended December 31, 2011. Charged-off loans were $237 thousand and $834 thousand for the three months ended March 31, 2012 and 2011, respectively. Recoveries were $81 thousand and $100 thousand for the three months ended March 31, 2012 and 2011, respectively. This resulted in net charge-offs of $156 thousand and $734 thousand for the three months ended March 31, 2012 and 2011, respectively. The allowance for loan losses as a percentage of loans was 2.13% at March 31, 2012 and December 31, 2011. Management believes that the allowance for loan losses is currently adequate to absorb potential future losses inherent in the loan portfolio. The allowance for loan losses was 184.76% of nonperforming assets at March 31, 2012 and 179.45% of nonperforming assets at December 31, 2011. Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets and other real estate owned (foreclosed properties). Nonaccrual loans were $2.0 million and $2.4 million at March 31, 2012 and December 31, 2011, respectively. The decrease in nonaccrual loans resulted mostly from loan charge-offs. Other real estate owned and repossessed assets were $2.8 million and $2.4 million at March 31, 2012 and December 31, 2011, respectively. The increase in other real estate owned resulted from the charge off and foreclosure of real estate assets during the three months ended March 31, 2012. The Company held 13 other real estate assets with an average balance of $214 thousand at March 31, 2012. At December 31, 2011, the Company held ten other real estate assets with an average balance of $238 thousand. The percentage of nonperforming assets to loans and other real estate owned was 1.15% at March 31, 2012 and 1.18% at December 31, 2011. Total loans past due 90 days or more and still accruing interest were $449 thousand and $94 thousand at March 31, 2012 and December 31, 2011, respectively.

During the first three months of 2012, the Bank placed one loan totaling $251 thousand on nonaccrual status. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

        In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2012, the Company had $10.1 million in restructured loans with specific allowances totaling $1.3 million. At March 31, 2012, total restructured loans performing under the restructured terms and accruing interest were $10.0 million. One loan, totaling $100 thousand, was in nonaccrual status at March 31, 2012.

Deposits

Total deposits were $448.2 million and $448.5 million at March 31, 2012 and December 31, 2011, respectively. This represents a decrease of $306 thousand or 0.07% during the first six months of 2012. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2012 and December 31, 2011.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $5.5 million or 5.13% from $107.2 million at December 31, 2011 to $112.7 million at March 31, 2012. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $1.3 million or 0.64% from $210.2 million at December 31, 2011 to $211.5 million at March 31, 2012. Time deposits decreased $7.2 million or 5.45% from $131.1 million at December 31, 2011 to $123.9 million at March 31, 2012. This is comprised of a decrease in time deposits of $100,000 and more of $4.3 million or 7.91% and a decrease in time deposits of less than $100,000 of $2.9 million or 3.72%. Certificates of deposit also included $17.6 million and $16.6 million in brokered certificates of deposit at March 31, 2012 and December 31, 2011.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2012 was $59.6 million, reflecting a percentage of total assets of 10.64%, as compared to $58.1 million and 10.23% at December 31, 2011. During the first quarter of 2011 and 2012, the Company paid a dividend of $0.18. Total dividends paid during 2011 were $0.72 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. For capital adequacy purposes, financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 15.91% at March 31, 2012 as compared to 15.70% at December 31, 2011. The Company’s total risk-based capital ratio was 17.17% at March 31, 2012 as compared to 16.96% at December 31, 2011. The Company’s Tier 1 capital to average total assets ratio was 11.36% at March 31, 2012 as compared to 10.88% at December 31, 2011. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2012, liquid assets totaled $228.0 million as compared to $246.6 million at December 31, 2011. These amounts represent 45.55% and 48.37% of total liabilities at March 31, 2012 and December 31, 2011, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2011 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of May, 2012.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.