Form 10-Q
period 2012-06-30
EAGLE FINANCIAL SERVICES INC
filed 2012-08-14
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 2, 2012 was 3,337,251.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$7,307	$7,610
Interest-bearing deposits with other institutions	5,689	14,331

Total cash and cash equivalents	12,996	21,941

Securities available for sale, at fair value	104,340	114,134
Restricted investments	2,943	3,520
Loans	428,505	410,424
Allowance for loan losses	(8,628)	(8,743)

Net Loans	419,877	401,681

Bank premises and equipment, net	16,370	15,200
Other real estate owned, net of allowance	2,172	2,378
Other assets	10,219	9,168

Total assets	$568,917	$568,022

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$115,478	$107,237
Savings and interest bearing demand deposits	220,993	210,158
Time deposits	117,646	131,070

Total deposits	$454,117	$448,465
Federal funds purchased and securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	32,250	42,250
Trust preferred capital notes	7,217	7,217
Other liabilities	3,694	2,000

Total liabilities	$507,278	$509,932

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2012, 3,317,150; issued 2011, 3,286,992	8,293	8,217
Surplus	9,998	9,568
Retained earnings	39,896	37,374
Accumulated other comprehensive income	3,452	2,931

Total shareholders’ equity	$61,639	$58,090

Total liabilities and shareholders’ equity	$568,917	$568,022

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and Dividend Income
Interest and fees on loans	$5,748	$5,711	$11,423	$11,442
Interest and dividends on securities available for sale:
Taxable interest income	554	739	1,152	1,453
Interest income exempt from federal income taxes	351	335	711	662
Dividends	107	65	210	126
Interest on deposits in banks	2	14	5	20

Total interest and dividend income	$6,762	$6,864	$13,501	$13,703

Interest Expense
Interest on deposits	$397	$635	$841	$1,296
Interest on federal funds purchased and securities sold under agreements to repurchase	89	91	180	181
Interest on Federal Home Loan Bank advances	273	453	571	891
Interest on trust preferred capital notes	37	33	75	67
Interest on interest rate swap	42	46	83	90

Total interest expense	$838	$1,258	$1,750	$2,525

Net interest income	$5,924	$5,606	$11,751	$11,178
Provision For Loan Losses	300	900	600	1,800

Net interest income after provision for loan losses	$5,624	$4,706	$11,151	$9,378

Noninterest Income
Income from fiduciary activities	$281	$241	$521	$509
Service charges on deposit accounts	370	396	722	784
Other service charges and fees	868	839	1,678	1,613
Gain on sale of securities	14	163	14	163
Other operating income	40	21	108	39

Total noninterest income	$1,573	$1,660	$3,043	$3,108

Noninterest Expenses
Salaries and employee benefits	$2,671	$2,487	$5,284	$4,900
Occupancy expenses	287	282	579	591
Equipment expenses	176	183	340	344
Advertising and marketing expenses	100	125	215	250
Stationery and supplies	69	69	140	168
ATM network fees	135	132	257	246
Other real estate owned expense	29	27	50	107
(Gain) loss on the sale of other real estate owned	(4)	118	(15)	161
FDIC assessment	(77)	177	106	376
Computer software expense	101	143	236	269
Bank franchise tax	95	94	196	173
Professional fees	259	232	520	529
Other operating expenses	539	493	1,074	995

Total noninterest expenses	$4,380	$4,562	$8,982	$9,109

Income before income taxes	$2,817	$1,804	$5,212	$3,377
Income Tax Expense	815	481	1,496	887

Net income	$2,002	$1,323	$3,716	$2,490

Earnings Per Share
Net income per common share, basic	$0.60	$0.40	$1.12	$0.76

Net income per common share, diluted	$0.60	$0.40	$1.12	$0.76

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$2,002	$1,323	$3,716	$2,490
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $200 and $467 for the three months ended June 30, 2012 and 2011, respectively and $287 and $509 for the six months ended June 30, 2012 and 2011, respectively	386	909	556	991
Change in market value of interest rate swap, net of deferred income taxes of $25 and $59 for the three months ended June 30, 2012 and 2011, respectively and $18 and $38 for the six months ended June 30, 2012 and 2011, respectively	(47)	(115)	(35)	(75)

Total other comprehensive income	339	794	521	916

Total comprehensive income	$2,341	$2,117	$4,237	$3,406

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$8,124	$9,076	$35,419	$1,210	$53,829
Net income			2,490		2,490
Other comprehensive income				916	916
Restricted stock awards, stock incentive plan (5,691 shares)	14	(14)			—
Stock-based compensation expense		42			42
Issuance of common stock, dividend investment plan (19,446 shares)	48	254			302
Issuance of common stock, employee benefit plan (5,184 shares)	13	76			89
Dividends declared ($0.36 per share)			(1,179)		(1,179)

Balance, June 30, 2011	$8,199	$9,434	$36,730	$2,126	$56,489

Balance, December 31, 2011	$8,217	$9,568	$37,374	$2,931	$58,090
Net income			3,716		3,716
Other comprehensive income				521	521
Restricted stock awards, stock incentive plan (7,363 shares)	19	(19)			—
Income tax benefit on vesting of restricted stock		2			2
Stock-based compensation expense		90			90
Issuance of common stock, dividend investment plan (16,696 shares)	42	266			308
Issuance of common stock, employee benefit plan (6,099 shares)	15	91			106
Dividends declared ($0.36 per share)			(1,194)		(1,194)

Balance, June 30, 2012	$8,293	$9,998	$39,896	$3,452	$61,639

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$3,716	$2,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	422	413
Amortization of intangible and other assets	56	44
Provision for loan losses	600	1,800
Provision for other real estate owned	—	70
(Gain) loss on the sale of other real estate owned	(15)	161
Loss on the sale of repossessed assets	2	16
(Gain) on the sale of securities	(14)	(163)
Accrual of restricted stock awards	90	42
Premium amortization on securities, net	99	40
Changes in assets and liabilities:
(Increase) in other assets	(1,410)	(120)
Increase in other liabilities	1,642	1,349

Net cash provided by operating activities	$5,188	$6,142

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$11,138	$19,915
Proceeds from the sale of securities	1,571	4,849
Purchases of securities available for sale	(2,157)	(26,199)
Proceeds from the sale of restricted investments	577	51
Purchases of bank premises and equipment	(1,593)	(473)
Proceeds from the sale of other real estate owned	800	859
Proceeds from the sale of repossessed assets	53	95
Net (increase) decrease in loans	(19,394)	1,826

Net cash (used in) provided by investing activities	$(9,005)	$923

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$19,076	$15,710
Net (decrease) increase in certificates of deposit	(13,424)	4,966
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	—	(1,154)
Net (decrease) in Federal Home Loan Bank advances	(10,000)	—
Issuance of common stock, employee benefit plan	106	89
Cash dividends paid	(886)	(877)

Net cash (used in) provided by financing activities	$(5,128)	$18,734

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Six Months Ended
	June 30,
	2012	2011
(Decrease) increase in cash and cash equivalents	$(8,945)	$25,799

Cash and Cash Equivalents
Beginning	21,941	13,970

Ending	$12,996	$39,769

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,798	$2,547

Income taxes	$1,445	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$843	$1,500

Change in market value of interest rate swap	$(53)	$(113)

Other real estate acquired in settlement of loans	$579	$2,960

Issuance of common stock, dividend investment plan	$308	$302

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2012 and December 31, 2011, the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than nine months. Beginning during 2006, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting annual performance measures. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, beginning of period	13,700	$16.11	12,772	$16.89
Granted	14,500	17.87	12,300	16.76
Vested	(7,363)	16.10	(5,691)	17.26
Forfeited	(737)	16.25	(2,081)	18.38

Nonvested, end of period	20,100	$17.37	17,300	$16.50

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2012 and 2011 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average number of common shares outstanding	3,326,999	3,286,551	3,321,502	3,280,757
Effect of dilutive common stock	8,891	7,780	8,821	7,234

Average number of common shares outstanding used to calculate diluted earnings per share	3,335,890	3,294,331	3,330,323	3,287,991

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2012 and December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	June 30, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$15,795	$905	$—	$16,700
Mortgage-backed securities	27,409	1,392	—	28,801
Obligations of states and political subdivisions	41,353	2,329	(14)	43,668
Corporate securities	11,942	980	(19)	12,903
Equity securities	2,054	214	—	2,268

	$98,553	$5,820	$(33)	$104,340

	December 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$17,655	$878	$—	$18,533
Mortgage-backed securities	33,420	1,143	(17)	34,546
Obligations of states and political subdivisions	43,640	2,159	(33)	45,766
Corporate securities	12,421	707	(85)	13,043
Equity securities	2,054	192	—	2,246

	$109,190	$5,079	$(135)	$114,134

During the first six months of 2012, the Company sold $1.6 million in available for sale securities for a net gain of $14 thousand. During the first six months of 2011, the Company sold $4.8 million in available for sale securities for a net gain of $163 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2012 and December 31, 2011 were as follows:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	June 30, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	280	14	280	14
Corporate securities	970	19	—	—	970	19
Equity securities	—	—	—	—	—	—

	$970	$19	$280	$14	$1,250	$33

	December 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,003	17	—	—	4,003	17
Obligations of states and political subdivisions	282	2	294	31	576	33
Corporate securities	1,913	85	—	—	1,913	85
Equity securities	—	—	—	—	—	—

	$6,198	$104	$294	$31	$6,492	$135

Gross unrealized losses on available for sale securities included two (2) and nine (9) debt securities at June 30, 2012 and December 31, 2011, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2012 and December 31, 2011 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at June 30, 2012 and December 31, 2011. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $19.1 million at June 30, 2012 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	2,459	3,036
Community Bankers’ Bank Stock	140	140

	$2,943	$3,520

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2012 and 2011 and the year ended December 31, 2011 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2012	December 31, 2011	June 30, 2011
	(in thousands)
Balance, beginning	$8,743	$7,111	$7,111
Provision charged to operating expense	600	3,750	1,800
Recoveries added to the allowance	131	848	452
Loan losses charged to the allowance	(846)	(2,966)	(1,529)

Balance, ending	$8,628	$8,743	$7,834

Nonaccrual and past due loans by class at June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012 (in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial – Non Real Estate:
Commercial & Industrial	$424	$15	$2	$441	$21,890	$22,331	$2	$—
Commercial Real Estate:
Owner Occupied	380	1,051	99	1,530	91,030	92,560	—	384
Non-owner occupied	1,076	139	—	1,215	36,462	37,677	—	139
Construction and Farmland:
Residential	—	—	—	—	11,312	11,312	—	—
Commercial	210	105	162	477	28,288	28,765	162	144
Consumer:
Installment	83	16	—	99	12,912	13,011	—	—
Residential:
Equity Lines	331	—	—	331	32,827	33,158	—	420
Single family	2,491	249	—	2,740	179,511	182,251	—	605
Multifamily	—	—	—	—	4,215	4,215	—	—
All Other Loans	—	—	—	—	3,225	3,225	—	—

Total	$4,995	$1,575	$263	$6,833	$421,672	$428,505	$164	$1,692

	As of December 31, 2011 (in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial – Non Real Estate:
Commercial & Industrial	$114	$421	$—	$535	$22,331	$22,866	$—	$—
Commercial Real Estate:
Owner Occupied	174	9	447	630	82,476	83,106	—	600
Non-owner occupied	873	1,102	—	1,975	32,962	34,937	—	234
Construction and Farmland:
Residential	—	—	—	—	10,594	10,594	—	151
Commercial	—	—	—	—	24,375	24,375	—	—
Consumer:
Installment	114	13	5	132	13,053	13,185	5	—
Residential:
Equity Lines	217	30	—	247	33,182	33,429	—	177
Single family	2,187	194	717	3,098	176,111	179,209	89	1,287
Multifamily	—	—	—	—	4,517	4,517	—	—
All Other Loans	—	—	—	—	4,206	4,206	—	—

Total	$3,679	$1,769	$1,169	$6,617	$403,807	$410,424	$94	$2,449

Allowance for loan losses by segment at June 30, 2012 and December 31, 2011 were as follows:

	As of and for the Six Months Ended June 30, 2012 (in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:

Beginning Balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743
Charge-Offs	—	(436)	(278)	(46)	(76)	(10)	—	(846)
Recoveries	1	57	1	25	42	5	—	131
Provision	56	(152)	738	(279)	23	(11)	225	600

Ending balance	$2,675	$3,013	$1,518	$777	$120	$107	$418	$8,628

Ending balance: Individually evaluated for impairment	$1,430	$1,582	$294	$247	$—	$—	$—	$3,553

Ending balance: collectively evaluated for impairment	$1,245	$1,431	$1,224	$530	$120	$107	$418	$5,075

Financing receivables:

Ending balance	$40,077	$219,624	$130,237	$22,331	$13,011	$3,225	$—	$428,505

Ending balance individually evaluated for impairment	$3,347	$8,278	$6,037	$247	$—	$—	$—	$17,909

Ending balance collectively evaluated for impairment	$36,730	$211,346	$124,200	$22,084	$13,011	$3,225	$—	$410,596

	As of and for the Twelve Months Ended December 31, 2011 (in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:

Beginning Balance	$1,386	$3,457	$1,231	$819	$182	$36	$—	$7,111
Charge-Offs	(721)	(1,203)	(14)	(572)	(331)	(125)	—	(2,966)
Recoveries	5	298	2	292	195	56	—	848
Provision	1,948	992	(162)	538	85	156	193	3,750

Ending balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743

Ending balance: Individually evaluated for impairment	$1,468	$2,071	$150	$544	$—	$—	$—	$4,233

Ending balance: collectively evaluated for impairment	$1,150	$1,473	$907	$533	$131	$123	$193	$4,510

Financing receivables:

Ending balance	$34,969	$217,155	$118,043	$22,866	$13,185	$4,206	$—	$410,424

Ending balance individually evaluated for impairment	$3,357	$9,748	$6,186	$599	$—	$—	$—	$19,890

Ending balance collectively evaluated for impairment	$31,612	$207,407	$111,857	$22,267	$13,185	$4,206	$—	$390,534

Impaired loans by class at June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012 (in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance:
Commercial – Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	2,454	2,462	—	2,675	68
Non-owner occupied	2,248	2,254	—	2,382	72
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	353	353	—	362	4
Residential
Equity lines	171	171	—	189	—
Single family	3,871	3,881	—	4,186	73
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$9,097	$9,121	$—	$9,794	$217

With an allowance recorded:
Commercial – Non Real Estate:
Commercial & Industrial	$247	$247	$247	$248	$8
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,335	1,338	294	1,345	53
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,994	3,015	1,430	3,017	62
Residential
Equity lines	399	399	251	403	2
Single family	3,837	3,847	1,331	3,929	112
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$8,812	$8,846	$3,553	$8,942	$237

Total:
Commercial	$247	$247	$247	$248	$8
Commercial Real Estate	6,037	6,054	294	6,402	193
Construction and Farmland	3,347	3,368	1,430	3,379	66
Residential	8,278	8,298	1,582	8,707	187
Other	—	—	—	—	—

Total	$17,909	$17,967	$3,553	$18,736	$454

The average recorded investment of impaired loans for the three month period ended June 30, 2012 was $18.7 million. The interest income recognized on impaired loans for the three months ended June 30, 2012 was $228 thousand.

	As of December 31, 2011
	(in thousands)
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
With no related allowance:
Commercial – Non Real Estate:
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
Commercial – Non Real Estate:
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

The Company uses a rating system for evaluating the risks associated with non-consumer loans. Consumer loans are not evaluated for risk unless the characteristics of the loan fall within classified categories. Descriptions of these ratings are as follows:

Pass	Pass loans exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

Watch	Watch loans exhibit income volatility, negative operating trends, and a highly leveraged balance sheet. A higher level of supervision is required for these loans as the potential for a negative event could impact the borrower’s ability to repay the loan.

Special mention	Special mention loans exhibit a potential weakness, if left uncorrected, may negatively affect the borrower’s ability to repay its debt obligation. The risk of default is not imminent and the borrower still demonstrates sufficient cash flow to support the loan.

Substandard	Substandard loans exhibit well defined weaknesses and have a potential of default. The borrowers exhibit adverse financial trends but still have the ability to service debt obligations.

Doubtful	Doubtful loans exhibit all of the characteristics inherent in substandard loans but the weaknesses make collection or full liquidation highly questionable.

Loss	Loss loans are considered uncollectible and of such little value that its continuance as a bankable asset is not warranted.

Credit quality information by class at June 30, 2012 and December 31, 2011 was as follows:

	As of June 30, 2012 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial – Non Real Estate:
Commercial & Industrial	$18,074	$2,510	$81	$1,634	$32	$—	$22,331
Commercial Real Estate:
Owner Occupied	74,850	6,798	6,614	4,055	243	—	92,560
Non-owner occupied	23,346	5,656	1,785	6,752	138	—	37,677
Construction and Farmland:
Residential	10,644	—	668	—	—	—	11,312
Commercial	19,832	2,032	2,921	3,882	98	—	28,765
Residential:
Equity Lines	31,777	70	144	918	249	—	33,158
Single family	153,414	6,677	11,034	10,394	732	—	182,251
Multifamily	2,091	2,124	—	—	—	—	4,215
All other loans	3,225	—	—	—	—	—	3,225

Total	$337,253	$25,867	$23,247	$27,635	$1,492	$—	$415,494

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$12,912	$99

	As of December 31, 2011 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial – Non Real Estate:
Commercial & Industrial	$16,960	$2,668	$991	$2,215	$32	$—	$22,866
Commercial Real Estate:
Owner Occupied	65,651	6,613	5,759	4,641	442	—	83,106
Non-owner occupied	21,573	6,688	1,330	5,113	233	—	34,937
Construction and Farmland:
Residential	9,839	—	755	—	—	—	10,594
Commercial	15,990	1,657	2,595	4,029	104	—	24,375
Residential:
Equity Lines	31,862	227	355	985	—	—	33,429
Single family	150,520	5,939	10,249	11,134	1,367	—	179,209
Multifamily	2,320	1,230	967	—	—	—	4,517
All other loans	3,485	—	721	—	—	—	4,206

Total	$318,200	$25,022	$23,722	$28,117	$2,178	$—	$397,239

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,053	$132

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

There were twenty-three (23) troubled debt restructured loans totaling $9.7 million at June 30, 2012. At December 31, 2012, there were twenty-five (25) troubled debt restructured loans totaling $10.7 million. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2012.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the stated periods:

	Three Months Ended June 30, 2012
	(in thousands)
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Impairment
	Contracts	Investment	Investment	Accrued
Commercial Real Estate
Owner Occupied	1	$162	$162	$—

Total	1	$162	$162	$—

	Six Months Ended June 30, 2012
	(in thousands)
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Impairment
	Contracts	Investment	Investment	Accrued
Residential
Single family	1	$91	$91	$—
Commercial Real Estate
Owner Occupied	1	162	162	—

Total	2	$253	$253	$—

During the three months ended June 30, 2012, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties. An owner-occupied commercial real estate loan was modified by changing the amortization period to reduce the payment amount. During the six months ended June 30, 2012, the Company restructured two loans by granting concessions to borrowers experiencing financial difficulties. A residential loan was modified by granting an interest rate reduction. In addition, an owner-occupied commercial real estate loan was modified by changing the amortization period to reduce the payment amount.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended June 30, 2012
	(in thousands)
	Number of	Recorded
	Contracts	Investment
Residential
Single family	2	$555

Total	2	$555

	Six Months Ended June 30, 2012
	(in thousands)
	Number of	Recorded
	Contracts	Investment
Residential
Single family	2	$555

Total	2	$555

A loan is considered to be in payment default once it is thirty days contractually past due under the modified terms.

NOTE 7. Deposits

The composition of deposits at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Noninterest bearing demand deposits	$115,478	$107,237

Savings and interest bearing demand deposits:
NOW accounts	$82,343	$78,927
Money market accounts	83,914	83,393
Regular savings accounts	54,736	47,838

	$220,993	$210,158

Time deposits:
Balances of less than $100,000	$70,895	$76,956
Balances of $100,000 and more	46,751	54,114

	$117,646	$131,070

	$454,117	$448,465

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

Net periodic benefit costs of the postretirement benefit plan for the three months ended June 30, 2012 and 2011 were ($1) thousand. Net periodic benefit costs of the postretirement benefit plan for the six months ended June 30, 2012 and 2011 were ($2) thousand.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at June 30, 2012 was 2.09%. The securities have a mandatory redemption date of September 1, 2037, and are subject to varying call provisions beginning September 1, 2012. The Company does not expect to exercise any call provisions in the foreseeable future.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2012, the total amount ($7,000,000) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

		Fair Value Measurements at June 30, 2012 Using
	Balance as of June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$16,700	$—	$16,700	$—
Mortgage-backed securities	28,801	—	28,801	—
Obligations of states and political subdivisions	43,668	—	43,668	—
Corporate securities	12,903	—	12,903	—
Equity securities:
Bank preferred stock	2,268	2,268	—	—

Total assets at fair value	$104,340	$2,268	$102,072	$—

Liabilities:
Interest rate swap	633	—	633	—

Total liabilities at fair value	$633	$—	$633	$—

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$18,533	$—	$18,533	$—
Mortgage-backed securities	34,546	—	34,546	—
Obligations of states and political subdivisions	45,766	—	45,766	—
Corporate securities	13,043		13,043
Equity securities:
Bank preferred stock	2,246	2,246	—	—

Total assets at fair value	$114,134	$2,246	$111,888	$—

Liabilities:
Interest rate swap	580	—	580	—

Total liabilities at fair value	$580	$—	$580	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for June 30, 2012 (dollars in thousands):

Quantitative information about Level 3 Fair Value Measurements for June 30, 2012
	Valuation Technique(s)	Unobservable Input	Range
Assets:
Impaired loans	Discounted appraised value	Selling cost	6% - 12%
Other real estate owned	Discounted appraised value	Selling cost	6% - 12%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2012 and December 31, 2011:

		Carrying value at June 30, 2012
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,259	$—	$3,817	$1,442

Nonfinancial Assets:
Other real estate owned	2,172	—	1,536	636

		Carrying value at December 31, 2011
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$6,804	$—	$3,379	$3,425

Nonfinancial Assets:
Other real estate owned	2,378	—	1,742	636

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the six months ended June 30, 2012 were as follows:

	Fair Value Measurements at June 30, 2012
	Impaired	Other Real
	Loans	Estate Owned
	(in thousands)
Balance – January 1, 2012	$3,425	$636
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	484	—
Transfers out of Level 3	(2,467)	—

Total assets at fair value	$1,442	$636

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

The carrying amount and fair value of the Company’s financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	Fair Value Measurements at June 30, 2012 Using
	Carrying Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of June 30, 2012
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Cash and short-term investments	$12,996	$12,996	$—	$—	$12,996
Securities	104,340	2,268	102,072	—	104,340
Restricted Investments	2,943	—	2,943	—	2,943
Loans, net	419,877	—	430,989	1,442	432,431
Accrued interest receivable	1,949	—	1,949	—	1,949

Financial Liabilities:
Deposits	$454,117	$—	$455,389	$—	$455,389
Federal funds purchased and securities sold under agreements to repurchase	10,000	—	10,199	—	10,199
Federal Home Loan Bank advances	32,250	—	33,343	—	33,343
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	288	—	288	—	288
Interest rate swap contract	633	—	633	—	633

	December 31, 2011 (in thousands)
	Carrying Value as of December 31, 2011				Fair Value as of December 31, 2011
Financial assets:
Cash and short-term investments	$21,941				$21,941
Securities	114,134				114,134
Restricted Investments	3,520				3,520
Loans, net	401,681				418,230
Accrued interest receivable	2,037				2,037

Financial liabilities:
Deposits	$448,465				$449,990
Federal funds purchased and securities sold under agreements to repurchase	10,000				10,350
Federal Home Loan Bank advances	42,250				44,833
Trust preferred capital notes	7,217				7,217
Accrued interest payable	336				336
Interest rate swap contract	580				580

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

The following table summarizes the fair value of derivative instruments at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
(dollars in thousands)
Derivatives designated as hedging instruments under GAAP

Interest rate swap contracts	Other Liabilities	$633	Other Liabilities	$580

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at June 30, 2012 and 2011 and the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	Amount of Gain (Loss)
	Recognized in OCI			Amount of Gain (Loss)
Derivatives in GAAP	on Derivative		Location of Gain (Loss)	Recognized in Income
Cash Flow Hedging	(Effective Portion)		Recognized in Income	(Ineffective Portion)
Relationships	2012	2011	(Ineffective Portion)	2012	2011
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$(47)	$(115)	Not applicable	$—	$—

	Six Months Ended June 30,
	Amount of Gain (Loss)
	Recognized in OCI			Amount of Gain (Loss)
Derivatives in GAAP	on Derivative		Location of Gain (Loss)	Recognized in Income
Cash Flow Hedging	(Effective Portion)		Recognized in Income	(Ineffective Portion)
Relationships	2012	2011	(Ineffective Portion)	2012	2011
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$(35)	$(75)	Not applicable	$—	$—

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of this amendment is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived tangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this ASU, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

NOTE 13. Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2012 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in, the financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At June 30, 2012, the Company had total assets of $568.9 million, net loans of $419.9 million, total deposits of $454.1 million, and shareholders’ equity of $61.6 million. The Company’s net income was $3.7 million for the six months ended June 30, 2012.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in 2011 Form 10-K.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the first six months of 2012 was $3.7 million, an increase of $1.2 million or 49.24% as compared to net income for the first six months of 2011 of $2.5 million. Earnings per share, basic and diluted were $1.12 and $0.76 the first six months of 2012 and 2011, respectively. Net income for the second quarter of 2012 was $2.0 million, an increase of $679 thousand or 51.32% when compared to net income for the second quarter of 2011 of $1.3 million. Earnings per share, basic and diluted were $0.60 and $0.40 for the second quarter of 2012 and 2011, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first six months of 2012 and 2011 was 1.33% and 0.88%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first six months of 2012 and 2011 was 12.52% and 9.20%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $11.8 million and $11.2 for the first six months of 2012 and 2011, respectively, which represents an increase of $573 thousand or 5.13%. Net interest income was $5.9 million and $5.6 million for the second quarter of 2012 and 2011, respectively, which represents an increase of $318 thousand or 5.67%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Average interest earning assets decreased $3.7 million from the quarter ended June 30, 2011 to the quarter ended June 30, 2012 while the average yield decreased 3 basis points over that same period. Total interest income was $13.5 million and $13.7 million for the first six months of 2012 and 2011, respectively, which represents a decrease of $202 thousand or 1.47%. Total interest income was $6.8 million and $6.9 million for the second quarter of 2012 and 2011, respectively, which represents a decrease of $102 thousand or 1.49%. Total interest expense was $1.8 million and $2.5 million for the first six months of 2012 and 2011, respectively, which represents a decrease of $775 thousand or 30.69%. Total interest expense was $838 thousand and $1.3 million for the second quarter of 2012 and 2011, respectively, which represents a decrease of $420 thousand or 33.39%. Average interest bearing liabilities decreased $26.1 million from the quarter ended June 30, 2011 to the quarter ended June 30, 2012 while the interest bearing liabilities rate decreased 35 basis points over the same period.

The net interest margin was 4.58% and 4.33% for the first six months of 2012 and 2011, respectively. The net interest margin was 4.60% and 4.32% for the second quarter of 2012 and 2011, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2012 and 2011. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income – Loans	$5,748	$5,711	$11,423	$11,442
Interest Income – Securities and Other Interest-Earnings Assets	1,014	1,153	2,078	2,261
Interest Expense – Deposits	397	635	841	1,296
Interest Expense – Other Borrowings	441	623	909	1,229

Total Net Interest Income	$5,924	$5,606	$11,751	$11,178

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans	$26	$29	$53	$54
Add: Tax Benefit on Tax-Exempt Interest Income – Securities	181	173	366	341

Total Tax Benefit on Tax-Exempt Interest Income	$207	$202	$419	$395

Tax-Equivalent Net Interest Income	$6,131	$5,808	$12,170	$11,573

The tax-equivalent yield on earning assets decreased 4 basis points from 5.28% for the first six months of 2011 to 5.24% for the same period in 2012. During that same time, the tax-equivalent yield on securities decreased 22 basis points from 4.53% to 4.31%. The tax equivalent yield on loans decreased 18 basis points from 5.71% for the first six months of 2011 to 5.53% for the same time period in 2012. The average rate on interest bearing liabilities decreased 33 basis points from 1.24% for the first six months of 2011 to 0.91% for the same time period in 2012. The average rate on interest bearing deposits decreased 28 basis points from 0.78% to 0.50% during that same time. The Company’s management of interest rates on deposits as well as time deposits repricing to lower levels contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings increased 92 basis points from 2.58% to 3.50% for the first six months of 2011 and 2012. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on retail repurchase agreements is variable and changes monthly. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 3 basis points from 3.44% to 3.41% for the first six months of 2011 and 2012.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $600 thousand and $1.8 million for the first six months of 2012 and 2011, respectively. The lower provision for loan losses is partially reflective of the decreased net loan charge-offs experienced during the first six months of 2012 as well as the improvement in overall credit quality.

Noninterest Income

Total noninterest income for the first six months of 2012 and 2011 was $3.0 million and $3.1 million, respectively, which represents a decrease of $65 thousand or 2.09%. Total noninterest income for the second quarter of 2012 and 2011 was $1.6 million and $1.7 million, respectively, which represents a decrease of $87 thousand or 5.24%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $12 thousand or 2.36% from $509 thousand for the first six months of 2011 to $521 thousand for the first six months of 2012. Income from fiduciary activities increased $40 thousand or 16.60% from $241 thousand for the second quarter of 2011 to $281 thousand for the second quarter of 2012. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $62 thousand or 7.91% from $784 thousand to $722 thousand for the first six months of 2011 and 2012, respectively. Service charges on deposit accounts decreased $26 thousand or 6.57% from $396 thousand to $370 thousand for the second quarter of 2011 and 2012, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income.

Other service charges and fees increased $65 thousand or 4.03% from $1.6 million for the first six months of 2011 to $1.7 million for the first six months of 2012. Other service charges and fees increased $29 thousand or 3.46% from $839 thousand for the second quarter of 2011 to $868 thousand for the second quarter of 2012. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $281 thousand and $378 thousand for the first six months of 2012 and 2011, respectively. The amount of fees generated from the Bank’s ATM/debit card programs increased $20 thousand or 3.02% from $662 thousand to $682 thousand for the first six months of 2011 and 2012, respectively. The Dodd-Frank Act amended the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. This could potentially lower the Bank’s debit card income significantly in the future. Fees generated from the origination of mortgage loans for the secondary market increased $117 thousand or 70.91% from $165 thousand to $282 thousand for the first six months of 2011 and 2012, respectively. This increase in fees is due to increased activity in this product.

Sales and calls of securities during the first six months of 2012 resulted in net gains of $14 thousand. Net gains on sales of securities were $163 thousand for the first six months of 2011.

Other operating income increased $69 thousand or 176.92% from $39 thousand to $108 thousand for the first six months of 2011 and 2012, respectively. This change resulted mostly from increased income in the Company’s investments in Davenport Financial Fund and Banker’s Insurance. Other operating income increased $19 thousand to $40 thousand for the second quarter of 2012.

Noninterest Expenses

Total noninterest expenses decreased $127 thousand or 1.39% from $9.1 million to $9.0 million for the first six months of 2011 and 2012, respectively. Total noninterest expenses decreased $182 thousand or 3.99% from $4.6 million to $4.4 million for the second quarter of 2011 and 2012, respectively. The efficiency ratio of the Company was 58.63% and 61.63% for the six months ended June 30, 2012 and 2011. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $384 thousand or 7.84% from $4.9 million for the first six months of 2011 to $5.3 million during the same period in 2012. Salaries and benefits increased $184 thousand or 7.40% from $2.5 million for the second quarter of 2011 to $2.7 million for the second quarter of 2012. The Company added several new positions with the April 2011 opening of its newest bank branch in Loudoun County, VA. Occupancy expenses decreased $12 thousand or 2.03% from $591 thousand to $579 thousand for the first six months of 2011 and 2012, respectively. Occupancy expenses during the second quarter of 2011 and 2012 were $282 thousand and $287 thousand, respectively. Equipment expenses decreased $4 thousand or 1.16% from $344 thousand to $340 thousand for the first six months of 2011 and 2012, respectively. Equipment expenses decreased $7 thousand or 3.83% from $183 thousand to $176 thousand for the second quarter of 2011 and 2012, respectively.

Advertising and marketing expenses decreased $35 thousand or 14.00% from $250 thousand to $215 thousand for the first six months of 2011 and 2012, respectively. Advertising and marketing expenses decreased $25 thousand or 20.00% from $125 thousand to $100 thousand for the second quarter of 2011 and 2012, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community. Extra advertising efforts were used during the first six months of 2011 due to the opening of the newest bank branch in Loudoun County, VA in April 2011.

Stationary and supplies decreased $28 thousand or 16.67% from $168 thousand to $140 thousand for the first six months of 2011 and 2012, respectively. Stationary and supplies remained stable at $69 thousand for both the second quarter of 2011 and 2012. This expense varies from quarter to quarter based on the timing of orders placed and supplies used. ATM network fees increased $11 thousand or 4.47% from $246 thousand to $257 thousand for the first six months of 2011 and 2012, respectively. ATM network fees increased $3 thousand or 2.27% from $132 thousand to $135 thousand for the second quarter of 2011 and 2012, respectively.

Other real estate owned expense decreased $57 thousand or 53.27% from $107 thousand to $50 thousand for the first six months of 2011 and 2012, respectively. Other real estate owned expense increased $2 thousand or 7.41% from $27 thousand to $29 thousand for the second quarter of 2011 and 2012, respectively. The decrease during the first six months of 2012 is mainly due to two valuation allowances that were established during the first three months of 2011 in the amount of $70 thousand. No valuation allowances have been necessary to establish during the first six months of 2012. Sales of other real estate owned during the first six months of 2012 resulted in net gains of $15 thousand. Net losses on sales of other real estate owned were $161 thousand for the first six months of 2011.

FDIC assessments decreased $270 thousand or 71.81% from $376 thousand to $106 thousand for the first six months of 2011 and 2012, respectively. FDIC assessments decreased $254 thousand or 143.50% from $177 thousand to $(77) thousand for the second quarter of 2011 and 2012, respectively. The Company determined that it had expensed too much of its remaining prepaid FDIC insurance balance during the period of October 1, 2011 through March 31, 2012 and as a result made a $174,000 adjustment during the second quarter of 2012 to increase the prepaid balance and decrease the corresponding expense. The remaining decrease in 2012 versus 2011 was due to a change in the FDIC assessment base from average deposits to average assets less tangible equity as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. On December 30 2009, the Company prepaid its estimated quarterly FDIC assessments of $2,300,000 for 2010, 2011, and 2012. Computer software expenses decreased $33 thousand or 12.27% from $269 thousand to $236 thousand for the first six months of 2011 and 2012, respectively. Computer software expenses decreased $42 thousand or 29.37% from $143 thousand to $101 thousand for the second quarter of 2011 and 2012, respectively. Bank franchise tax increased $23 thousand or 13.29% from $173 thousand to $196 thousand for the first six months of 2011 and 2012, respectively. Bank franchise tax increased $1 thousand or 1.06% from $94 thousand to $95 thousand for the second quarter of 2011 and 2012, respectively. The bank franchise tax calculation is driven largely by the amount of the Bank’s capital. As this amount has increased from year to year, the amount of tax has also increased.

Professional fees decreased $9 thousand or 1.70% from $529 thousand to $520 thousand for the first six months of 2011 and 2012, respectively. Professional fees increased $27 thousand or 11.64% from $232 thousand to $259 thousand for the second quarter of 2011 and 2012, respectively. Other operating expenses increased $79 thousand or 7.94% from $995 thousand to $1.1 million for the first six months of 2011 and 2012, respectively. Other operating expenses increased $46 thousand or 9.33% from $493 thousand to $539 thousand for the second quarter of 2011 and 2012, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, and credit card processing fees.

Income Taxes

Income tax expense was $1.5 million and $887 thousand for the first six months of 2011 and 2012, respectively. These amounts correspond to an effective tax rate of 28.70% and 26.27% for the first six months of 2011 and 2012, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $104.3 million at June 30, 2012, compared to $114.1 million at December 31, 2011. This represents a decrease of $9.8 million or 8.58%. The Company purchased $2.2 million in securities during the first six months of 2012. The Company had total maturities and principal repayments of $11.1 million during the first six months of 2012. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2012. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2012 and December 31, 2011. The Company had an unrealized gain on available for sale securities of $5.8 million at June 30, 2012 as compared to an unrealized gain of $4.9 million at December 31, 2011. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $428.5 million and $410.4 million at June 30, 2012 and December 31, 2011, respectively. This represents an increase of $18.1 million or 4.41% for the first six months of 2012. The ratio of loans to deposits increased during the six months of 2012 from 91.52% at December 31, 2011 to 94.36% at June 30, 2012. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2012 and December 31, 2011.

Loans secured by real estate were $389.9 million or 91.00% and $370.2 million or 90.19% of total loans at June 30, 2012 and December 31, 2011, respectively. This represents an increase of $19.7 million or 5.34% during the first six months of 2012. Consumer installment loans were $13.0 million or 3.04% and $13.2 million or 3.21% of total loans at June 30, 2012 and December 31, 2011, respectively. This represents a decrease of $174 thousand or 1.32% during the first six months of 2012. Commercial and industrial loans were $22.3 million or 5.21% and $22.9 million or 5.57% of total loans at June 30, 2012 and December 31, 2011, respectively. This represents a decrease of $535 thousand or 2.34% for the first six months of 2012.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2012 and 2011 and the year ended December 31, 2011. Charged-off loans were $846 thousand and $1.5 million for the six months ended June 30, 2012 and 2011, respectively. Recoveries were $131 thousand and $452 thousand for the six months ended June 30, 2012 and 2011, respectively. This resulted in net charge-offs of $715 thousand and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. The allowance for loan losses as a percentage of loans was 2.01% at June 30, 2012 and 2.13% at December 31, 2011. Management believes that the allowance for loan losses is currently adequate to absorb potential future losses inherent in the loan portfolio. The allowance for loan losses was 222.77% of nonperforming assets at June 30, 2012 and 179.45% of nonperforming assets at December 31, 2011. The amount of provision for loan losses during each quarter reflects the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The Company is committed to maintaining an allowance at a level that adequately reflects the risk inherent in the loan portfolio.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets and other real estate owned (foreclosed properties). Nonaccrual loans were $1.7 million and $2.4 million at June 30, 2012 and December 31, 2011, respectively. The decrease in nonaccrual loans resulted mostly from partial loan charge-offs during the second quarter of 2012. Other real estate owned and repossessed assets were $2.2 million and $2.4 million at June 30, 2012 and December 31, 2011, respectively. The Company held 11 other real estate assets with an average balance of $197 thousand at June 30, 2012. At December 31, 2011, the Company held ten other real estate assets with an average balance of $238 thousand. The percentage of nonperforming assets to loans and other real estate owned was 0.90% at June 30, 2012 and 1.18% at December 31, 2011. Because the Company’s loan portfolio has a significant concentration in real estate loans, the softening of real estate values within the Company’s market as well as the declines in housing activity have negatively impacted non performing asset levels. Total loans past due 90 days or more and still accruing interest were $164 thousand and $94 thousand at June 30, 2012 and December 31, 2011, respectively.

During the first six months of 2012, the Bank placed 2 loans totaling $390 thousand on nonaccrual status. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2012, the Company had $9.7 million in restructured loans with specific allowances totaling $836 thousand. At June 30, 2012, total restructured loans performing under the restructured terms and accruing interest were $9.1 million. One loan, totaling $67 thousand, was in nonaccrual status at June 30, 2012. One loan, totaling $567 thousand, was thirty days or more past due under the modified terms at June 30, 2012.

Deposits

Total deposits were $454.1 million and $448.5 million at June 30, 2012 and December 31, 2011, respectively. This represents an increase of $5.6 million or 1.26% during the first six months of 2012. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2012 and December 31, 2011.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $8.3 million or 7.68% from $107.2 million at December 31, 2011 to $115.5 million at June 30, 2012. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $10.8 million or 5.16% from $210.2 million at December 31, 2011 to $221.0 million at June 30, 2012. Time deposits decreased $13.5 million or 10.24% from $131.1 million at December 31, 2011 to $117.6 million at June 30, 2012. This is comprised of a decrease in time deposits of $100,000 and more of $7.4 million or 13.61% and a decrease in time deposits of less than $100,000 of $6.1 or 7.88%. Certificates of deposit also included $14.6 million and $16.6 million in brokered certificates of deposit at June 30, 2012 and December 31, 2011.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2012 was $61.6 million, reflecting a percentage of total assets of 10.83%, as compared to $58.1 million and 10.23% at December 31, 2011. During the second quarter of 2011 and 2012, the Company paid a dividend of $0.18. Total dividends paid during 2011 were $0.72 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. For capital adequacy purposes, financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 15.90% at June 30, 2012 as compared to 15.70% at December 31, 2011. The Company’s total risk-based capital ratio was 17.16% at June 30, 2012 as compared to 16.96% at December 31, 2011. The Company’s Tier 1 capital to average total assets ratio was 11.56% at June 30, 2012 as compared to 10.88% at December 31, 2011. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2012, liquid assets totaled $223.0 million as compared to $246.6 million at December 31, 2011. These amounts represent 43.96% and 48.37% of total liabilities at June 30, 2012 and December 31, 2011, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2011 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of August, 2012.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.