Form 10-Q
period 2012-09-30
EAGLE FINANCIAL SERVICES INC
filed 2012-11-14
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 2, 2012 was 3,344,737.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$7,978	$7,610
Interest-bearing deposits with other institutions	13,834	14,331

Total cash and cash equivalents	21,812	21,941

Securities available for sale, at fair value	101,186	114,134
Restricted investments	2,777	3,520
Loans	427,499	410,424
Allowance for loan losses	(7,961)	(8,743)

Net Loans	419,538	401,681

Bank premises and equipment, net	16,420	15,200
Other real estate owned, net of allowance	2,364	2,378
Other assets	10,055	9,168

Total assets	$574,152	$568,022

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$122,093	$107,237
Savings and interest bearing demand deposits	219,984	210,158
Time deposits	115,101	131,070

Total deposits	$457,178	$448,465
Federal funds purchased and securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	32,250	42,250
Trust preferred capital notes	7,217	7,217
Other liabilities	4,709	2,000

Total liabilities	$511,354	$509,932

Shareholders’ Equity
Preferred stock, $ 10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $ 2.50 par value; authorized 10,000,000 shares; issued 2012, 3,324,636; issued 2011, 3,286,992	8,312	8,217
Surplus	10,218	9,568
Retained earnings	40,548	37,374
Accumulated other comprehensive income	3,720	2,931

Total shareholders’ equity	$62,798	$58,090

Total liabilities and shareholders’ equity	$574,152	$568,022

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and Dividend Income
Interest and fees on loans	$5,634	$5,750	$17,057	$17,192
Interest and dividends on securities available for sale:
Taxable interest income	524	603	1,676	2,056
Interest income exempt from federal income taxes	337	367	1,048	1,029
Dividends	87	189	297	315
Interest on deposits in banks	4	11	9	31

Total interest and dividend income	$6,586	$6,920	$20,087	$20,623

Interest Expense
Interest on deposits	$377	$595	$1,218	$1,890
Interest on federal funds purchased and securities sold under agreements to repurchase	90	93	270	275
Interest on Federal Home Loan Bank advances	273	420	844	1,310
Interest on trust preferred capital notes	37	34	112	102
Interest on interest rate swap	43	46	126	136

Total interest expense	$820	$1,188	$2,570	$3,713

Net interest income	$5,766	$5,732	$17,517	$16,910
Provision For Loan Losses	1,050	1,050	1,650	2,850

Net interest income after provision for loan losses	$4,716	$4,682	$15,867	$14,060

Noninterest Income
Income from fiduciary activities	$205	$189	$726	$698
Service charges on deposit accounts	390	406	1,112	1,190
Other service charges and fees	898	861	2,576	2,473
Gain (loss) on securities	1	(8)	15	155
Other operating income	59	24	167	80

Total noninterest income	$1,553	$1,472	$4,596	$4,596

Noninterest Expenses
Salaries and employee benefits	$2,651	$2,688	$7,935	$7,588
Occupancy expenses	279	286	858	877
Equipment expenses	162	164	502	507
Advertising and marketing expenses	132	157	347	408
Stationery and supplies	91	53	231	221
ATM network fees	139	131	396	377
Other real estate owned expense	8	39	58	146
(Gain) loss on the sale of other real estate owned	—	78	(15)	255
FDIC assessment	96	170	202	546
Computer software expense	100	190	336	458
Bank franchise tax	94	102	290	275
Professional fees	237	105	757	634
Other operating expenses	588	482	1,662	1,477

Total noninterest expenses	$4,577	$4,645	$13,559	$13,769

Income before income taxes	$1,692	$1,509	$6,904	$4,887
Income Tax Expense	439	370	1,935	1,258

Net income	$1,253	$1,139	$4,969	$3,629

Earnings Per Share
Net income per common share, basic	$0.38	$0.34	$1.50	$1.10

Net income per common share, diluted	$0.37	$0.34	$1.49	$1.10

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,253	$1,139	$4,969	$3,629
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $151 and $445 for the three months ended September 30, 2012 and 2011, respectively and $437 and $956 for the nine months ended September 30, 2012 and 2011, respectively	293	865	850	1,855
Change in market value of interest rate swap, net of deferred income taxes of $14 and $100 for the three months ended September 30, 2012 and 2011, respectively and $31 and $139 for the nine months ended September 30, 2012 and 2011, respectively	(25)	(195)	(61)	(270)

Total other comprehensive income	268	670	789	1,585

Total comprehensive income	$1,521	$1,809	$5,758	$5,214

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except share and per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$8,124	$9,076	$35,419	$1,210	$53,829
Net income			3,629		3,629
Other comprehensive income				1,585	1,585
Restricted stock awards, stock incentive plan (5,691 shares)	14	(14)			—
Stock-based compensation expense		110			110
Issuance of common stock, dividend investment plan (29,201 shares)	73	380			453
Issuance of common stock, employee benefit plan (5,184 shares)	13	76			89
Dividends declared ($0.54 per share)			(1,772)		(1,772)

Balance, September 30, 2011	$8,224	$9,628	$37,276	$2,795	$57,923

Balance, December 31, 2011	$8,217	$9,568	$37,374	$2,931	$58,090
Net income			4,969		4,969
Other comprehensive income				789	789
Restricted stock awards, stock incentive plan (7,363 shares)	19	(19)			—
Income tax benefit on vesting of restricted stock		2			2
Stock-based compensation expense		173			173
Issuance of common stock, dividend investment plan (24,101 shares)	61	402			463
Issuance of common stock, employee benefit plan (6,180 shares)	15	92			107
Dividends declared ($0.54 per share)			(1,795)		(1,795)

Balance, September 30, 2012	$8,312	$10,218	$40,548	$3,720	$62,798

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$4,969	$3,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	624	629
Amortization of intangible and other assets	95	67
Provision for loan losses	1,650	2,850
Provision for other real estate owned	—	75
Loss on the sale of bank premises and equipment	—	1
(Gain) loss on the sale of other real estate owned	(15)	255
Loss on the sale of repossessed assets	2	20
(Gain) on the sale of securities	(15)	(155)
Accrual of restricted stock awards	173	110
Premium amortization on securities, net	151	69
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,431)	423
Increase in other liabilities	2,618	1,678

Net cash provided by operating activities	$8,821	$9,651

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$17,299	$30,281
Proceeds from the sale of securities	2,072	4,849
Purchases of securities available for sale	(5,272)	(42,435)
Proceeds from the sale of restricted investments	743	278
Purchases of bank premises and equipment	(1,845)	(648)
Proceeds from the sale of bank premises and equipment	—	3
Proceeds from the sale of other real estate owned	800	1,673
Proceeds from the sale of repossessed assets	71	123
Net (increase) in loans	(20,306)	(3,991)

Net cash (used in) investing activities	$(6,438)	$(9,867)

Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$24,682	$15,384
Net (decrease) increase in certificates of deposit	(15,969)	5,327
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	—	(4,395)
Net (decrease) in Federal Home Loan Bank advances	(10,000)	(10,000)
Issuance of common stock, employee benefit plan	107	89
Cash dividends paid	(1,332)	(1,320)

Net cash (used in) provided by financing activities	$(2,512)	$5,085

(continued)

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(continued)

	Nine Months Ended September 30,
	2012	2011
(Decrease) increase in cash and cash equivalents	$(129)	$4,869
Cash and Cash Equivalents
Beginning	21,941	13,970

Ending	$21,812	$18,839

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,625	$3,687

Income taxes	$1,445	$850

Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$1,287	$2,811

Change in market value of interest rate swap	$(92)	$(409)

Other real estate acquired in settlement of loans	$771	$3,657

Issuance of common stock, dividend investment plan	$463	$453

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2012

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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2012 and December 31, 2011, the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than nine months. Beginning during 2006, executive officers are granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting annual performance measures. The Company recognizes compensation expense over the restricted period. The following table presents Restricted Stock activity for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2012 and 2011 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average number of common shares outstanding	3,341,050	3,302,082	3,328,065	3,287,943
Effect of dilutive common stock	11,287	9,390	9,643	7,953

Average number of common shares outstanding used to calculate diluted earnings per share	3,352,337	3,311,472	3,337,708	3,295,896

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2012 and December 31, 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$15,788	$938	$—	$16,726
Mortgage-backed securities	24,643	1,566	—	26,209
Obligations of states and political subdivisions	41,516	2,349	(23)	43,842
Corporate securities	10,954	1,191	—	12,145
Equity securities	2,054	210	—	2,264

	$94,955	$6,254	$(23)	$101,186

	December 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$17,655	$878	$—	$18,533
Mortgage-backed securities	33,420	1,143	(17)	34,546
Obligations of states and political subdivisions	43,640	2,159	(33)	45,766
Corporate securities	12,421	707	(85)	13,043
Equity securities	2,054	192	—	2,246

	$109,190	$5,079	$(135)	$114,134

During the first nine months of 2012, the Company sold $2.1 million in available for sale securities for a net gain of $15 thousand. During the first nine months of 2011, the Company sold $4.8 million in available for sale securities for a net gain of $155 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2012 and December 31, 2011 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	1,098	13	273	10	1,371	23
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

	$1,098	$13	$273	$10	$1,371	$23

	December 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,003	17	—	—	4,003	17
Obligations of states and political subdivisions	282	2	294	31	576	33
Corporate securities	1,913	85	—	—	1,913	85
Equity securities	—	—	—	—	—	—

	$6,198	$104	$294	$31	$6,492	$135

Gross unrealized losses on available for sale securities included three (3) and nine (9) debt securities at September 30, 2012 and December 31, 2011, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2012 and December 31, 2011 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2011. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $19.2 million at September 30, 2012 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	2,293	3,036
Community Bankers’ Bank Stock	140	140

	$2,777	$3,520

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2012 and 2011 and the year ended December 31, 2011 were as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Nine Months Ended September 30, 2011
	(in thousands)
Balance, beginning	$8,743	$7,111	$7,111
Provision charged to operating expense	1,650	3,750	2,850
Recoveries added to the allowance	215	848	568
Loan losses charged to the allowance	(2,647)	(2,966)	(2,638)

Balance, ending	$7,961	$8,743	$7,891

Nonaccrual and past due loans by class at September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012 (in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$53	$122	$—	$175	$20,111	$20,286	$—	$10
Commercial Real Estate:
Owner occupied	1,145	—	592	1,737	88,974	90,711	—	733
Non-owner occupied	1,176	371	—	1,547	38,014	39,561	—	660
Construction and Farmland:
Residential	—	—	—	—	11,824	11,824	—	—
Commercial	27	—	638	665	28,681	29,346	—	776
Consumer:
Installment	150	31	10	191	13,157	13,348	10	—
Residential:
Equity lines	243	390	—	633	32,141	32,774	—	443
Single family	1,369	1,171	101	2,641	181,078	183,719	—	2,469
Multifamily	—	—	—	—	2,811	2,811	—	—
All Other Loans	50	—	—	50	3,069	3,119	—	—

Total	$4,213	$2,085	$1,341	$7,639	$419,860	$427,499	$10	$5,091

	As of December 31, 2011 (in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$114	$421	$—	$535	$22,331	$22,866	$—	$—
Commercial Real Estate:
Owner occupied	174	9	447	630	82,476	83,106	—	600
Non-owner occupied	873	1,102	—	1,975	32,962	34,937	—	234
Construction and Farmland:
Residential	—	—	—	—	10,594	10,594	—	151
Commercial	—	—	—	—	24,375	24,375	—	—
Consumer:
Installment	114	13	5	132	13,053	13,185	5	—
Residential:
Equity Lines	217	30	—	247	33,182	33,429	—	177
Single family	2,187	194	717	3,098	176,111	179,209	89	1,287
Multifamily	—	—	—	—	4,517	4,517	—	—
All Other Loans	—	—	—	—	4,206	4,206	—	—

Total	$3,679	$1,769	$1,169	$6,617	$403,807	$410,424	$94	$2,449

Allowance for loan losses by segment at September 30, 2012 and December 31, 2011 were as follows:

	As of and for the Nine Months Ended September 30, 2012 (in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:

Beginning Balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743
Charge-Offs	(1,303)	(508)	(660)	(50)	(103)	(23)	—	(2,647)
Recoveries	3	60	58	30	57	7	—	215
Provision	212	361	1,681	(216)	35	6	(429)	1,650

Ending balance	$1,530	$3,457	$2,136	$841	$120	$113	$(236)	$7,961

Ending balance: Individually evaluated for impairment	$141	$2,005	$740	$475	$—	$—	$—	$3,361

Ending balance: collectively evaluated for impairment	$1,389	$1,452	$1,396	$366	$120	$113	$(236)	$4,600

Financing receivables:

Ending balance	$41,170	$219,304	$130,272	$20,286	$13,348	$3,119	$—	$427,499

Ending balance individually evaluated for impairment	$1,982	$8,823	$6,220	$713	$—	$—	$—	$17,738

Ending balance collectively evaluated for impairment	$39,188	$210,481	$124,052	$19,573	$13,348	$3,119	$—	$409,761

	As of and for the Twelve Months Ended December 31, 2011 (in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:

Beginning Balance	$1,386	$3,457	$1,231	$819	$182	$36	$—	$7,111
Charge-Offs	(721)	(1,203)	(14)	(572)	(331)	(125)	—	(2,966)
Recoveries	5	298	2	292	195	56	—	848
Provision	1,948	992	(162)	538	85	156	193	3,750

Ending balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743

Ending balance: Individually evaluated for impairment	$1,468	$2,071	$150	$544	$—	$—	$—	$4,233

Ending balance: collectively evaluated for impairment	$1,150	$1,473	$907	$533	$131	$123	$193	$4,510

Financing receivables:

Ending balance	$34,969	$217,155	$118,043	$22,866	$13,185	$4,206	$—	$410,424

Ending balance individually evaluated for impairment	$3,357	$9,748	$6,186	$599	$—	$—	$—	$19,890

Ending balance collectively evaluated for impairment	$31,612	$207,407	$111,857	$22,267	$13,185	$4,206	$—	$390,534

Impaired loans by class at September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012 (in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner occupied	2,129	2,134	—	3,224	110
Non-owner occupied	2,121	2,127	—	2,139	102
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,757	1,759	—	2,423	38
Residential:
Equity lines	167	167	—	189	—
Single family	3,847	3,856	—	4,164	108
Multifamily	—	—	—	—	—
All Other Loans	—	—	—	—	—

	$10,021	$10,043	$—	$12,139	$358

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$713	$718	$475	$744	$31
Commercial Real Estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	1,970	1,973	740	1,980	37
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	225	226	141	227	7
Residential:
Equity lines	615	617	344	621	8
Single family	4,194	4,202	1,661	4,354	164
Multifamily	—	—	—	—	—
All Other Loans	—	—	—	—	—

	$7,717	$7,736	$3,361	$7,926	$247

Total:
Commercial	$713	$718	$475	$744	$31
Commercial Real Estate	6,220	6,234	740	7,343	249
Construction and Farmland	1,982	1,985	141	2,650	45
Residential	8,823	8,842	2,005	9,328	280
Other	—	—	—	—	—

Total	$17,738	$17,779	$3,361	$20,065	$605

The average recorded investment of impaired loans for the three month period ended September 30, 2012 was $19.7 million. The interest income recognized on impaired loans for the three months ended September 30, 2012 was $210 thousand.

	As of December 31, 2011 (in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$5	$5	$—	$2	$—
Commercial Real Estate:
Owner occupied	2,521	2,529	—	2,575	132
Non-owner occupied	2,552	2,567	—	2,623	110
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	361	361	—	466	21
Residential:
Equity lines	177	177	—	190	—
Single family	3,237	3,242	—	3,840	97
Multifamily	—	—	—	—	—
All Other Loans	—	—	—	—	—

	$8,853	$8,881	$—	$9,696	$360

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$594	$600	$544	$602	$26
Commercial Real Estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	1,112	1,124	150	1,128	64
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,997	3,006	1,468	3,012	147
Residential:
Equity lines	402	404	325	404	13
Single family	5,932	5,940	1,746	6,029	236
Multifamily	—	—	—	—	—
All Other Loans	—	—	—	—	—

	$11,037	$11,074	$4,233	$11,175	$486

Total:
Commercial	$599	$605	$544	$604	$26
Commercial Real Estate	6,185	6,220	150	6,326	306
Construction and Farmland	3,358	3,367	1,468	3,478	168
Residential	9,748	9,763	2,071	10,463	346
Other	—	—	—	—	—

Total	$19,890	$19,955	$4,233	$20,871	$846

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

The Company uses a rating system for evaluating the risks associated with non-consumer loans. Consumer loans are not evaluated for risk unless the characteristics of the loan fall within classified categories. Descriptions of these ratings are as follows:

Pass	Pass loans exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

Watch	Watch loans exhibit income volatility, negative operating trends, and a highly leveraged balance sheet. A higher level of supervision is required for these loans as the potential for a negative event could impact the borrower’s ability to repay the loan.

Special mention	Special mention loans exhibit a potential weakness, if left uncorrected, may negatively affect the borrower’s ability to repay its debt obligation. The risk of default is not imminent and the borrower still demonstrates sufficient cash flow to support the loan.

Substandard	Substandard loans exhibit well defined weaknesses and have a potential of default. The borrowers exhibit adverse financial trends but still have the ability to service debt obligations.

Doubtful	Doubtful loans exhibit all of the characteristics inherent in substandard loans but the weaknesses make collection or full liquidation highly questionable.

Loss	Loss loans are considered uncollectible and of such little value that its continuance as a bankable asset is not warranted.

Credit quality information by class at September 30, 2012 and December 31, 2011 was as follows:

	As of September 30, 2012 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial-Non Real Estate:
Commercial & Industrial	$15,197	$2,435	$599	$2,055	$—	$—	$20,286
Commercial Real Estate:
Owner Occupied	73,826	6,592	5,776	3,784	733	—	90,711
Non-owner occupied	23,927	5,335	2,085	7,843	371	—	39,561
Construction and Farmland:
Residential	11,416	408	—	—	—	—	11,824
Commercial	21,458	2,042	797	4,410	639	—	29,346
Residential:
Equity Lines	31,150	251	194	931	248	—	32,774
Single family	150,445	9,674	11,496	11,582	522	—	183,719
Multifamily	1,904	907	—	—	—	—	2,811
All other loans	3,119	—	—	—	—	—	3,119

Total	$332,442	$27,644	$20,947	$30,605	$2,513	$—	$414,151

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,157	$191

	As of December 31, 2011 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial-Non Real Estate:
Commercial & Industrial	$16,960	$2,668	$991	$2,215	$32	$—	$22,866
Commercial Real Estate:
Owner Occupied	65,651	6,613	5,759	4,641	442	—	83,106
Non-owner occupied	21,573	6,688	1,330	5,113	233	—	34,937
Construction and Farmland:
Residential	9,839	—	755	—	—	—	10,594
Commercial	15,990	1,657	2,595	4,029	104	—	24,375
Residential:
Equity Lines	31,862	227	355	985	—	—	33,429
Single family	150,520	5,939	10,249	11,134	1,367	—	179,209
Multifamily	2,320	1,230	967	—	—	—	4,517
All other loans	3,485	—	721	—	—	—	4,206

Total	$318,200	$25,022	$23,722	$28,117	$2,178	$—	$397,239

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,053	$132

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

There were twenty-four (24) troubled debt restructured loans totaling $8.4 million at September 30, 2012. At December 31, 2011, there were twenty-five (25) troubled debt restructured loans totaling $10.7 million. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2012.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the stated periods:

	Three Months Ended September 30, 2012 (in thousands)				Three Months Ended September 30, 2011 (in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Construction and Farmland:
Commercial	1	$95	$95	$—	—	$—	$—	$—
Residential:
Single family	—	—	—	—	1	72	74	19

Total	1	$95	$95	$—	1	$72	$74	$19

	Nine Months Ended September 30, 2012 (in thousands)				Nine Months Ended September 30, 2011 (in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Commercial Real Estate:
Owner occupied	1	$162	$162	$—	—	$—	$—	$—
Non-owner occupied	—	—	—	—	1	890	890	—
Construction and Farmland:
Residential	—	—	—	—	1	1,530	1,530	—
Commercial	1	95	95	—	—	—	—	—
Residential:
Single family	1	91	91	—	6	2,713	2,767	—

Total	3	$348	$348	$—	8	$5,133	$5,187	$—

During the three months ended September 30, 2012, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties. One construction and farmland loan was modified by changing the amortization period to reduce the payment amount. During the nine months ended September 30, 2012, the Company restructured three loans by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by granting an interest rate reduction. In addition, one owner occupied commercial real estate loan and one construction and farmland loan were modified by changing the amortization period to reduce the payment amount.

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

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	September 30, 2012		September 30, 2011
		(in thousands)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Real Estate:
Non-owner occupied	1	$93	—	$—
Residential:
Single family	3	512	3	983

Total	4	$605	3	$983

	Nine Months Ended
	September 30, 2012		September 30, 2011
		(in thousands)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	—	$—	2	$613
Non-owner occupied	1	93	—	—
Residential:
Single family	4	870	5	1,904

Total	5	$963	7	$2,517

A loan is considered to be in payment default once it is thirty days contractually past due under the modified terms.

NOTE 7. Deposits

The composition of deposits at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Noninterest bearing demand deposits	$122,093	$107,237

Savings and interest bearing demand deposits:
NOW accounts	$83,477	$78,927
Money market accounts	82,962	83,393
Regular savings accounts	53,545	47,838

	$219,984	$210,158

Time deposits:
Balances of less than $100,000	$70,193	$76,956
Balances of $100,000 and more	44,908	54,114

	$115,101	$131,070

	$457,178	$448,465

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

Generally Accepted Accounting Principles (“GAAP”) requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its postretirement benefit plan in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.

Net periodic benefit costs of the postretirement benefit plan for the three months ended September 30, 2012 and 2011 were ($1) thousand. Net periodic benefit costs of the postretirement benefit plan for the nine months ended September 30, 2012 and 2011 were ($3) thousand.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at September 30, 2012 was 2.04%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012. The Company does not expect to exercise any call provisions in the foreseeable future.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2012, the total amount ($7,000,000) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

		Fair Value Measurements at September 30, 2012 Using
	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$16,726	$—	$16,726	$—
Mortgage-backed securities	26,209	—	26,209	—
Obligations of states and political subdivisions	43,842	—	43,842	—
Corporate securities	12,145	—	12,145	—
Equity securities:
Bank preferred stock	2,264	2,264	—	—

Total assets at fair value	$101,186	$2,264	$98,922	$—

Liabilities:
Interest rate swap	672	—	672	—

Total liabilities at fair value	$672	$—	$672	$—

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$18,533	$—	$18,533	$—
Mortgage-backed securities	34,546	—	34,546	—
Obligations of states and political subdivisions	45,766	—	45,766	—
Corporate securities	13,043		13,043
Equity securities:
Bank preferred stock	2,246	2,246	—	—

Total assets at fair value	$114,134	$2,246	$111,888	$—

Liabilities:
Interest rate swap	580	—	580	—

Total liabilities at fair value	$580	$—	$580	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The measurement of loss associated with impaired loans can be based on the observable market price of the loan, the fair value of the collateral securing the loan, or the present value of estimated future cash flows. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. Level 2 impaired loan value is determined by utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Level 3 impaired loan values are determined using inventory and accounts receivables collateral and are based on financial statement balances or aging reports. If the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old or has been discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business, then the fair value is considered Level 3. Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for September 30, 2012:

Quantitative information about Level 3 Fair Value Measurements for September 30, 2012
	Valuation Technique(s)	Unobservable Input	Range

Assets:
Impaired loans	Discounted appraised value	Selling cost	6% - 12%

Other real estate owned	Discounted appraised value	Selling cost	6% - 12%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011:

		Carrying value at September 30, 2012
	Balance as of September 30, 2012	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Financial Assets:
Impaired loans	$4,356	$—	$2,655	$1,701

Nonfinancial Assets:
Other real estate owned	2,364	193	2,171	—

		Carrying value at December 31, 2011
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Financial Assets:
Impaired loans	$6,804	$—	$3,379	$3,425

Nonfinancial Assets:
Other real estate owned	2,378	—	1,742	636

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the nine months ended September 30, 2012 were as follows:

	Fair Value Measurements at September 30, 2012
	Impaired Loans	Other Real Estate Owned
	(in thousands)
Balance - January 1, 2012	$3,425	$636
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	959	—
Transfers out of Level 3	(2,683)	(636)

Total assets at fair value	$1,701	$—

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

The carrying amount and fair value of the Company’s financial instruments at September 30, 2012 and December 31, 2011 were as follows:

	Fair Value Measurements at September 30, 2012 Using
	Carrying Value as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of September 30, 2012
		(Level 1)	(Level 2)	(Level 3)
			(in thousands)
Financial Assets:
Cash and short-term investments	$21,812	$21,812	$—	$—	$21,812
Securities	101,186	2,264	98,922	—	101,186
Restricted Investments	2,777	—	2,777	—	2,777
Loans, net	419,538	—	432,731	1,701	434,432
Accrued interest receivable	1,923	—	1,923	—	1,923

Financial Liabilities:
Deposits	$457,178	$—	$458,504	$—	$458,504
Federal funds purchased and securities sold under agreements to repurchase	10,000	—	10,122	—	10,122
Federal Home Loan Bank advances	32,250	—	33,298	—	33,298
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	281	—	281	—	281
Interest rate swap contract	672	—	672	—	672

	December 31, 2011
	Carrying Value as of December 31, 2011		(in thousands)		Fair Value as of December 31, 2011
Financial assets:
Cash and short-term investments	$21,941				$21,941
Securities	114,134				114,134
Restricted Investments	3,520				3,520
Loans, net	401,681				418,230
Accrued interest receivable	2,037				2,037

Financial liabilities:
Deposits	$448,465				$449,990
Federal funds purchased and securities sold under agreements to repurchase	10,000				10,350
Federal Home Loan Bank advances	42,250				44,833
Trust preferred capital notes	7,217				7,217
Accrued interest payable	336				336
Interest rate swap contract	580				580

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

The following table summarizes the fair value of derivative instruments at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(dollars in thousands)
Derivatives designated as hedging instruments under GAAP

Interest rate swap contracts	Other Liabilities	$672	Other Liabilities	$580

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at September 30, 2012 and 2011 and the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2012	2011		2012	2011
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$(25)	$(195)	Not applicable	$—	$—

	Nine Months Ended September 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2012	2011		2012	2011
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$(61)	$(270)	Not applicable	$—	$—

NOTE 12. New Branch Construction

On August 3, 2012, the Company entered into a $1.2 million contract to build its twelfth retail branch, located in Purcellville, Virginia. The branch is expected to be completed in early 2013.

NOTE 13. Recent Accounting Pronouncements

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

NOTE 14. Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2012 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in, the financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2012, the Company had total assets of $574.2 million, net loans of $419.5 million, total deposits of $457.2 million, and shareholders’ equity of $62.8 million. The Company’s net income was $5.0 million for the nine months ended September 30, 2012.

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

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment, and from any verifiable secondary income. Although creditworthiness of the applicant is the primary consideration, the underwriting process also includes an analysis of the value of the collateral in relation to the proposed loan amount.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, a provision to the allowance for loan losses is made when their occurrence is probable and they can be estimated. Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The formula allowance uses historical experience factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures estimated losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans which are affected by these events are identified or losses are experienced, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2011 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for the first nine months of 2012 was $5.0 million, an increase of $1.4 million or 36.92% as compared to net income for the first nine months of 2011 of $3.6 million. Basic earnings per share were $1.50 and $1.10 the first nine months of 2012 and 2011, respectively. Diluted earnings per share were $1.49 and $1.10 the first nine months of 2012 and 2011, respectively. Net income for the third quarter of 2012 was $1.3 million, an increase of $114 thousand or 10.01% when compared to net income for the third quarter of 2011 of $1.1 million. Basic earnings per share were $0.38 and $0.34 for the third quarter of 2012 and 2011, respectively. Diluted earnings per share were $0.37 and $0.34 for the third quarter of 2012 and 2011, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first nine months of 2012 and 2011 was 1.18% and 0.85%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first nine months of 2012 and 2011 was 10.97% and 8.75%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $17.5 million and $16.9 for the first nine months of 2012 and 2011, respectively, which represents an increase of $607 thousand or 3.59%. Net interest income was $5.8 million and $5.7 million for the third quarter of 2012 and 2011, respectively, which represents an increase of $34 thousand or 0.59%. Average interest earning assets decreased $4.5 million from the quarter ended September 30, 2011 to the quarter ended September 30, 2012 while the average yield decreased 20 basis points over that same period. The decrease in average interest earning assets was mainly due to maturities and principal repayments in the securities portfolio. Total interest income was $20.1 million and $20.6 million for the first nine months of 2012 and 2011, respectively, which represents a decrease of $536 thousand or 2.60%. Total interest income was $6.6 million and $6.9 million for the third quarter of 2012 and 2011, respectively, which represents a decrease of $334 thousand or 4.83%. Total interest expense was $2.6 million and $3.7 million for the first nine months of 2012 and 2011, respectively, which represents a decrease of $1.1 million or 30.78%. Total interest expense was $820 thousand and $1.2 million for the third quarter of 2012 and 2011, respectively, which represents a decrease of $368 thousand or 30.98%. Average interest bearing liabilities decreased $25.5 million from the quarter ended September 30, 2011 to the quarter ended September 30, 2012 while the interest bearing liabilities rate decreased 30 basis points over the same period. The decrease in average interest bearing liabilities resulted from pay downs of Federal Home Loan Bank advances and brokered certificates of deposits.

The tax-equivalent yield on earning assets decreased 8 basis points from 5.24% for the first nine months of 2011 to 5.16% for the same period in 2012. During that same time, the tax-equivalent yield on securities decreased 21 basis points from 4.49% to 4.28%. The tax equivalent yield on loans decreased 27 basis points from 5.71% for the first nine months of 2011 to 5.44% for the same time period in 2012. The average rate on interest bearing liabilities decreased 32 basis points from 1.21% for the first nine months of 2011 to 0.89% for the same time period in 2012. The average rate on interest bearing deposits decreased 26 basis points from 0.74% to 0.48% during that same time. The Company’s management of interest rates on deposits as well as time deposits repricing to lower levels contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased and wholesale repurchase agreements. The average rate on these borrowings increased 144 basis points from 2.08% to 3.52% for the first nine months of 2011 and 2012, respectively. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate. The rate on wholesale repurchases is fixed at 3.54%. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 50 basis points from 3.90% to 3.40% for the first nine months of 2011 and 2012.

The net interest margin was 4.52% and 4.33% for the first nine months of 2012 and 2011, respectively. The net interest margin was 4.40% and 4.34% for the third quarter of 2012 and 2011, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2012 and 2011. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,634	$5,750	$17,057	$17,192
Interest Income - Securities and Other Interest-Earnings Assets	952	1,170	3,030	3,431
Interest Expense - Deposits	377	595	1,218	1,890
Interest Expense - Other Borrowings	443	593	1,352	1,823

Total Net Interest Income	$5,766	$5,732	$17,517	$16,910

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$26	$25	$78	$79
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	174	189	540	530

Total Tax Benefit on Tax-Exempt Interest Income	$200	$214	$618	$609

Tax-Equivalent Net Interest Income	$5,966	$5,946	$18,135	$17,519

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $1.7 million and $2.9 million for the first nine months of 2012 and 2011, respectively. The lower provision for loan losses is partially reflective of the lower amount of specific allocation required at September 30, 2012 compared to September 30, 2011.

Noninterest Income

Total noninterest income for the first nine months of both 2012 and 2011 was $4.6 million. Total noninterest income for the third quarter of 2012 and 2011 was $1.6 million and $1.5 million, respectively, which represents an increase of $81 thousand or 5.50%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $28 thousand or 4.01% from $698 thousand for the first nine months of 2011 to $726 thousand for the first nine months of 2012. Income from fiduciary activities increased $16 thousand or 8.47% from $189 thousand for the third quarter of 2011 to $205 thousand for the third quarter of 2012. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $78 thousand or 6.55% from $1.2 million to $1.1 million for the first nine months of 2011 and 2012, respectively. Service charges on deposit accounts decreased $16 thousand or 3.94% from $406 thousand to $390 thousand for the third quarter of 2011 and 2012, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income.

Other service charges and fees increased $103 thousand or 4.16% from $2.5 million for the first nine months of 2011 to $2.6 million for the first nine months of 2012. Other service charges and fees increased $37 thousand or 4.30% from $861 thousand for the third quarter of 2011 to $898 thousand for the third quarter of 2012. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $365 thousand and $536 thousand for the first nine months of 2012 and 2011, respectively. The amount of fees generated from the Bank’s ATM/debit card programs remained unchanged at $1.0 million for the first nine months of 2011 and 2012. The Dodd-Frank Act amended the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. This could potentially lower the Bank’s debit card income significantly in the future. Fees generated from the origination of mortgage loans for the secondary market increased $239 thousand or 93.36% from $256 thousand to $495 thousand for the first nine months of 2011 and 2012, respectively. This increase in fees is due to increased volume in this product.

Sales and calls of securities during the first nine months of 2012 resulted in net gains of $15 thousand. Net gains on sales of securities were $155 thousand for the first nine months of 2011.

Other operating income increased $87 thousand or 108.75% from $80 thousand to $167 thousand for the first nine months of 2011 and 2012, respectively. This change resulted mostly from increased income from the Company’s investments in Davenport Financial Fund and Banker’s Insurance. Other operating income increased $35 thousand to $59 thousand for the third quarter of 2012.

Noninterest Expenses

Total noninterest expenses decreased $210 thousand or 1.53% from $13.8 million to $13.6 million for the first nine months of 2011 and 2012, respectively. Total noninterest expenses remained unchanged at $4.6 million for the third quarter of 2011 and 2012. The efficiency ratio of the Company was 59.21% and 57.90% for the nine months ended September 30, 2012 and 2011. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits increased $347 thousand or 4.57% from $7.6 million for the first nine months of 2011 to $7.9 million during the same period in 2012. Salaries and benefits remained unchanged at $2.7 million for the third quarter of 2011 and 2012. Occupancy expenses decreased $19 thousand or 2.17% from $877 thousand to $858 thousand for the first nine months of 2011 and 2012, respectively. Occupancy expenses during the third quarter of 2011 and 2012 were $286 thousand and $279 thousand, respectively. Equipment expenses decreased $5 thousand or 0.99% from $507 thousand to $502 thousand for the first nine months of 2011 and 2012, respectively. Equipment expenses decreased $2 thousand or 1.22% from $164 thousand to $162 thousand for the third quarter of 2011 and 2012, respectively.

Advertising and marketing expenses decreased $61 thousand or 14.95% from $408 thousand to $347 thousand for the first nine months of 2011 and 2012, respectively. Advertising and marketing expenses decreased $25 thousand or 15.92% from $157 thousand to $132 thousand for the third quarter of 2011 and 2012, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community. Extra advertising efforts were used during the first nine months of 2011 due to the opening of the newest bank branch in Loudoun County, VA in April 2011.

Stationary and supplies increased $10 thousand or 4.52% from $221 thousand to $231 thousand for the first nine months of 2011 and 2012, respectively. Stationary and supplies increased $38 thousand or 71.70% from $53 thousand to $91 thousand the third quarter of 2011 and 2012, respectively. This expense varies from quarter to quarter based on the timing of orders placed and supplies used. ATM network fees increased $19 thousand or 5.04% from $377 thousand to $396 thousand for the first nine months of 2011 and 2012, respectively. ATM network fees increased $8 thousand or 6.11% from $131 thousand to $139 thousand for the third quarter of 2011 and 2012, respectively.

Other real estate owned expense decreased $88 thousand or 60.27% from $146 thousand to $58 thousand for the first nine months of 2011 and 2012, respectively. Other real estate owned expense decreased $31 thousand or 79.49% from $39 thousand to $8 thousand for the third quarter of 2011 and 2012, respectively. The decrease during the first nine months of 2012 is mainly due to two valuation allowances that were established during the first three months of 2011 in the amount of $70 thousand. No valuation allowances have been necessary to establish during the first nine months of 2012. The decrease during the third quarter can be attributed to increased other real estate owned activity during the third quarter of 2011 which caused the related expenses to be higher. There was minimal OREO activity during the third quarter of 2012. Sales of other real estate owned during the first nine months of 2012 resulted in net gains of $15 thousand. Net losses on sales of other real estate owned were $255 thousand for the first nine months of 2011.

FDIC assessments decreased $344 thousand or 63.00% from $546 thousand to $202 thousand for the first nine months of 2011 and 2012, respectively. FDIC assessments decreased $74 thousand or 43.53% from $170 thousand to $96 thousand for the third quarter of 2011 and 2012, respectively. The Company determined that it had expensed too much of its remaining prepaid FDIC insurance balance during the period of October 1, 2011 through March 31, 2012 and as a result made a $174,000 adjustment during the second quarter of 2012 to increase the prepaid balance and decrease the corresponding expense. The remaining decrease in 2012 versus 2011 was due to a change in the FDIC assessment base from average deposits to average assets less tangible equity as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. On December 30 2009, the Company prepaid its estimated quarterly FDIC assessments of $2,300,000 for 2010, 2011, and 2012. Computer software expenses decreased $27 thousand or 5.90% from $458 thousand to $431 thousand for the first nine months of 2011 and 2012, respectively. Computer software expenses decreased $51 thousand or 26.84% from $190 thousand to $139 thousand for the third quarter of 2011 and 2012, respectively. Bank franchise tax increased $15 thousand or 5.45% from $275 thousand to $290 thousand for the first nine months of 2011 and 2012, respectively. Bank franchise tax decreased $8 thousand or 7.84% from $102 thousand to $94 thousand for the third quarter of 2011 and 2012, respectively. The bank franchise tax calculation is driven largely by the amount of the Bank’s capital. As this amount has increased from year to year, the amount of tax has also increased.

Professional fees increased $123 thousand or 19.40% from $634 thousand to $757 thousand for the first nine months of 2011 and 2012, respectively. Professional fees increased $132 thousand or 125.71% from $105 thousand to $237 thousand for the third quarter of 2011 and 2012, respectively. The increases mainly occurred in legal expenses and audit and accounting fees due to the timing of bills received. Other operating expenses increased $90 thousand or 6.09% from $1.5 million to $1.6 million for the first nine months of 2011 and 2012, respectively. Other operating expenses increased $67 thousand or 13.90% from $482 thousand to $549 thousand for the third quarter of 2011 and 2012, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, and credit card processing fees.

Income Taxes

Income tax expense was $1.3 million and $1.9 million for the first nine months of 2011 and 2012, respectively. These amounts correspond to an effective tax rate of 24.52% and 28.03% for the first nine months of 2011 and 2012, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $101.2 million at September 30, 2012, compared to $114.1 million at December 31, 2011. This represents a decrease of $12.9 million or 11.34%. The Company purchased $5.3 million in securities during the first nine months of 2012. The Company had total maturities and principal repayments of $17.3 million during the first nine months of 2012. These maturities and repayments were the primary contributors to the decrease in the securities portfolio between December 31, 2011 and September 30, 2012. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2012. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2012 and December 31, 2011. The Company had an unrealized gain on available for sale securities of $6.2 million at September 30, 2012 as compared to an unrealized gain of $4.9 million at December 31, 2011. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $427.5 million and $410.4 million at September 30, 2012 and December 31, 2011, respectively. This represents an increase of $17.1 million or 4.16% for the first nine months of 2012. The ratio of loans to deposits increased during the nine months of 2012 from 91.52% at December 31, 2011 to 93.51% at September 30, 2012. The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2012 and December 31, 2011.

Loans secured by real estate were $390.7 million or 91.40% and $370.2 million or 90.19% of total loans at September 30, 2012 and December 31, 2011, respectively. This represents an increase of $20.5 million or 5.56% during the first nine months of 2012. Consumer installment loans were $13.3 million or 3.12% and $13.2 million or 3.21% of total loans at September 30, 2012 and December 31, 2011, respectively. This represents an increase of $163 thousand or 1.24% during the first nine months of 2012. Commercial and industrial loans were $20.3 million or 4.75% and $22.9 million or 5.57% of total loans at September 30, 2012 and December 31, 2011, respectively. This represents a decrease of $2.6 million or 11.28% for the first nine months of 2012.

Allowance for Loan Losses

The purpose of and the methods for measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2012 and 2011 and the year ended December 31, 2011. Charged-off loans were $2.6 million for the nine months ended September 30, 2012 and 2011. Recoveries were $215 thousand and $568 thousand for the nine months ended September 30, 2012 and 2011, respectively. This resulted in net charge-offs of $2.4 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively. The allowance for loan losses as a percentage of loans was 1.86% at September 30, 2012 and 2.13% at December 31, 2011. Management believes that the allowance for loan losses is currently adequate to absorb potential future losses inherent in the loan portfolio. The allowance for loan losses was 106.79% of nonperforming assets at September 30, 2012 and 179.45% of nonperforming assets at December 31, 2011. The amount of provision for loan losses during each quarter reflects the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The Company is committed to maintaining an allowance at a level that adequately reflects the risk inherent in the loan portfolio.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets and other real estate owned (foreclosed properties). Nonaccrual loans were $5.1 million and $2.4 million at September 30, 2012 and December 31, 2011, respectively. The increase in nonaccrual loans resulted mostly from the addition of three large loans placed onto nonaccrual status during the third quarter of 2012. Other real estate owned and repossessed assets were $2.4 million at September 30, 2012 and December 31, 2011. The Company held 10 other real estate assets with an average balance of $236 thousand at September 30, 2012. At December 31, 2011, the Company held ten other real estate assets with an average balance of $238 thousand. The percentage of nonperforming assets to loans and other real estate owned was 1.73% at September 30, 2012 and 1.18% at December 31, 2011. Because the Company’s loan portfolio has a significant concentration in real estate loans, the softening of real estate values within the Company’s market as well as the declines in housing activity have negatively impacted nonperforming asset levels. Total loans past due 90 days or more and still accruing interest were $10 thousand and $94 thousand at September 30, 2012 and December 31, 2011, respectively.

During the first nine months of 2012, the Bank placed 11 loans totaling $3.7 million on nonaccrual status. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2012, the Company had $8.4 million in restructured loans with specific allowances totaling $159 thousand. At September 30, 2012, total restructured loans performing under the restructured terms and accruing interest were $7.2 million. Two loans, totaling $159 thousand, were in nonaccrual status at September 30, 2012. Two loans, totaling $757 thousand, were thirty days or more past due under the modified terms at September 30, 2012. One loan, totaling $226 thousand, was in nonaccrual status and thirty days or more past due under the modified terms at September 30, 2012.

Deposits

Total deposits were $457.2 million and $448.5 million at September 30, 2012 and December 31, 2011, respectively. This represents an increase of $8.7 million or 1.94% during the first nine months of 2012. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2012 and December 31, 2011.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $14.9 million or 13.85% from $107.2 million at December 31, 2011 to $122.1 million at September 30, 2012. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $9.8 million or 4.68% from $210.2 million at December 31, 2011 to $220.0 million at September 30, 2012. Time deposits decreased $16.0 million or 12.18% from $131.1 million at December 31, 2011 to $115.1 million at September 30, 2012. This is comprised of a decrease in time deposits of $100,000 and more of $9.2 million or 17.01% and a decrease in time deposits of less than $100,000 of $6.8 million or 8.79%. Certificates of deposit also included $12.9 million and $16.6 million in brokered certificates of deposit at September 30, 2012 and December 31, 2011.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2012 was $62.8 million, reflecting a percentage of total assets of 10.94%, as compared to $58.1 million and 10.23% at December 31, 2011. During the third quarter of 2011 and 2012, the Company paid a dividend of $0.18. The Company expects to pay dividends of $0.73 per share during 2012. Total dividends paid during 2011 were $0.72 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. For capital adequacy purposes, financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 16.24% at September 30, 2012 as compared to 15.70% at December 31, 2011. The Company’s total risk-based capital ratio was 17.50% at September 30, 2012 as compared to 16.96% at December 31, 2011. The Company’s Tier 1 capital to average total assets ratio was 11.74% at September 30, 2012 as compared to 10.88% at December 31, 2011. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2012, liquid assets totaled $215.5 million as compared to $246.6 million at December 31, 2011. These amounts represent 42.14% and 48.37% of total liabilities at September 30, 2012 and December 31, 2011, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2011 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit
No.		Description

	31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of November, 2012.

Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL) : (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.