Form 10-K
period 2012-12-31
EAGLE FINANCIAL SERVICES INC
filed 2013-03-28
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§237.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2012 was $53,795,824.

The number of shares of the registrant’s Common Stock outstanding at March 12, 2013 was 3,372,080.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1.	Business

General

Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.

The Bank has eleven full-service branches and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has offices located in Clarke County, Frederick County, Loudoun County and the City of Winchester. This market area is located in northwestern Virginia. During the second quarter of 2013, the Bank will open its twelfth branch, servicing Loudoun County.

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

Employees

The Company, including the Bank, had 51 officers, 96 other full-time and 26 part-time employees (or 160 full-time equivalent employees) at December 31, 2012. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

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

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2012 as reported to the FDIC, the Company has 6.6% of the total deposits in its market area. The Company’s market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring 25% or more of any class of voting securities of the bank holding company. Prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities of a bank or bank holding company and either has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Bank to pay dividends. Refer to Item 5 for additional information on dividend restrictions. During the year ended December 31, 2012, the Bank paid $800 thousand in dividends payable to the Company.

The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the FDIC. The FDIC has implemented a risk-based assessment system in which insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. Effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less average tangible equity, and the initial base assessment rates are between 5 and 35 basis points depending on the institutions risk category, and subject to potential adjustment based on certain long-term unsecured debt and brokered deposits held by the institution.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount to $250,000. As scheduled, the unlimited insurance for noninterest bearing transaction accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired on December 31, 2012. Deposits held in noninterest bearing transaction accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to at least $250,000.

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

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4%—or 3% in certain circumstances;

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

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

Due to the Dodd-Frank Act and BASEL III, bank regulators are actively reviewing capital stress testing and liquidity requirements for banking organizations beyond current levels. Implementation of the so-called BASEL III accord has been delayed. The Company is unable to predict when the BASEL III requirements will be implemented or the extent to which they may be applied to community banking organizations.

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

Community Reinvestment Act. Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act directs each bank to maintain a public file containing specific information, including all written comments received from the public for the current year and each of the previous two calendar years that specifically relate to the bank’s performance in helping to meet community credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The GLBA and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the GLBA may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

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

Future Regulatory Uncertainty. Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, the Company cannot forecast how federal and state regulation of financial institutions may change in the future and, as a result, impact our operations. Although Congress and the state legislature in recent years have sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, the Company fully expects that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

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

Dodd-Frank Act. In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Some of these reforms have been implemented. Most of the reforms will be implemented within 2013 and beyond, through regulations to be adopted by various federal banking and securities regulatory agencies. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that could impact the Bank include the following:

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

•

Deposit Insurance. As scheduled, the unlimited insurance for noninterest bearing transaction accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired on December 31, 2012. Deposits held in noninterest bearing transaction accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to at least $250,000.

•

Interest on Demand Deposits. The Dodd- Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

•

Interchange Fees. The Federal Reserve set a cap on debit card interchange fees charged to retailers. While banks with less than $10 billion in assets, such as the Bank, are exempted from this measure, it is likely that all banks could be forced by market pressures to lower their interchange fees or face potential rejection of their cards by retailers.

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

•

Mortgage Lending. New requirements are imposed on mortgage lending, including new minimum underwriting standards, restrictions concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

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

Dramatic declines in the housing market, falling home prices and increasing foreclosures, and unemployment and under-employment have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses, although these conditions have shown signs of stabilization in 2012. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

The Company’s concentration in loans secured by real estate may increase its credit losses, which would negatively affect our financial results.

At December 31, 2012, loans secured by real estate totaled $379.7 million and represented 90.8% of the Company’s loan portfolio. If we experience further adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be further impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

Government measures to regulate the financial industry, including the Dodd-Frank Act, subject us to increased regulation and could adversely affect us.

As a financial institution, we are heavily regulated at the state and federal levels. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank. Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations. Among other things, the Dodd-Frank Act and the regulations implemented thereunder could limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies. As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations. In addition, implementation of the BASEL III requirements could increase required capital minimums as well as compliance costs due to their complexity.

The expiration of the Transaction Guarantee Program may affect customer account retention and deposit levels.

The expiration on December 31, 2012 of the Dodd-Frank Act’s modification and extension of the Transaction Account Guarantee Program (“TAG”), which provided unlimited coverage for noninterest bearing deposit accounts, may have an impact on the Bank’s ability to attract and retain customer accounts and deposits as those customers may consider placing their funds in other institutions and financial vehicles in order to maximize FDIC insurance coverage. While the effects of the TAG program expiration are uncertain, the potential loss of accounts and deposits may impact the Bank’s ability to make loans to small businesses and individuals.

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

The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke County, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2012, Bank of Clarke County operated eleven full-service branches and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City and Round Hill. At December 31, 2012, Bank of Clarke County also owned a piece of land in Purcellville, Virginia which was under construction to become the Bank’s twelfth full-service branch. This branch is expected to open in April 2013. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

All of the Company’s properties are well maintained, are in good operating condition and are adequate for the Company’s present and anticipated future needs.

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

The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2012 and 2011. The Company may not be aware of the per share price of all trades made.

Common Stock Market Price and Dividend Data

	2012		2011		Dividends Per Share
	High	Low	High	Low	2012	2011
1st Quarter	$21.00	$15.50	$17.62	$16.00	$0.18	$0.18
2nd Quarter	22.25	19.35	18.00	15.75	0.18	0.18
3rd Quarter	22.10	18.10	18.25	14.50	0.18	0.18
4th Quarter	23.00	21.05	17.75	16.30	0.19	0.18

As of March 12, 2013, the Company had approximately 1,146 shareholders of record.

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

Stock Performance

The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2007 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 17, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

	2007	2008	2009	2010	2011	2012
Eagle Financial Services, Inc.	$100	$73	$75	$82	$87	$118
NASDAQ Bank Index	100	76	62	69	61	70
NASDAQ Composite Index	100	59	86	100	98	114

Item 6.	Selected Financial Data

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$26,566	$27,571	$27,789	$27,453	$29,439
Interest expense	3,384	4,805	5,530	6,793	10,512

Net interest income	$23,182	$22,766	$22,259	$20,660	$18,927
Provision for loan losses	1,660	3,750	6,325	4,350	2,310

Net interest income after provision for loan losses	$21,522	$19,016	$15,934	$16,310	$16,617
Noninterest income	6,127	5,946	5,837	4,652	4,651

Net revenue	$27,649	$24,962	$21,771	$20,962	$21,268
Noninterest expenses	18,540	19,269	17,147	16,506	15,856

Income before income taxes	$9,109	$5,693	$4,624	$4,456	$5,412
Applicable income taxes	2,559	1,371	1,019	1,015	1,357

Net Income	$6,550	$4,322	$3,605	$3,441	$4,055

Performance Ratios:
Return on average assets	1.15%	0.76%	0.65%	0.65%	0.79%
Return on average equity	10.71%	7.73%	6.71%	7.06%	8.81%
Shareholders’ equity to assets	10.74%	10.23%	9.63%	9.65%	8.87%
Dividend payout ratio	37.10%	54.77%	61.98%	63.02%	52.01%
Non-performing loans to total loans	0.63%	0.62%	2.05%	1.26%	0.87%
Non-performing assets to total assets	0.94%	0.86%	1.82%	1.47%	0.78%

Per Share Data:
Net income, basic	$1.97	$1.31	$1.11	$1.09	$1.29
Net income, diluted	1.96	1.31	1.11	1.08	1.29
Cash dividends declared	0.73	0.72	0.69	0.68	0.67
Book value	19.11	17.67	16.50	16.05	14.79
Market price	22.00	16.81	16.50	15.75	16.10
Average shares outstanding, basic	3,333,235	3,292,290	3,243,292	3,177,244	3,136,535
Average shares outstanding, diluted	3,343,212	3,299,998	3,250,868	3,184,534	3,143,907

Balance Sheet Data:
Total securities	$105,531	$117,654	$113,776	$101,210	$98,919
Total loans	418,097	410,424	408,449	404,066	390,086
Total assets	593,276	568,022	558,840	535,385	528,142
Total deposits	477,101	448,465	429,296	398,107	386,527
Shareholders’ equity	63,706	58,090	53,829	51,643	46,829

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2012, the Company had total assets of $593.3 million, net loans of $411.5 million, total deposits of $477.1 million and shareholders’ equity of $63.7 million. The Company’s net income was $6.6 million for the year ended December 31, 2012.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated and that impairment losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or formula allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2012 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for 2012 was $6.6 million, an increase of $2.3 million or 51.6% over 2011’s net income of $4.3 million. Net income for 2011 increased $717 thousand or 19.9% from 2010’s net income of $3.6 million. Diluted earnings per share were $1.96, $1.31, and $1.11 for 2012, 2011, and 2010, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 1.15%, 0.76%, and 0.65% for 2012, 2011, and 2010, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 10.71%, 7.73%, and 6.71% for 2012, 2011, and 2010, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $23.2 million for 2012, $22.8 million for 2011, and $22.3 million for 2010, which represents an increase of $416 thousand or 1.8% and $507 thousand or 2.3% for 2012 and 2011, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $26.6 million for 2012, $27.6 million for 2011, and $27.8 million for 2010, which represents a decrease of $1.0 million or 3.7% and $218 thousand or 0.8% for 2012 and 2011, respectively. Total interest expense was $3.4 million for 2012, $4.8 million for 2011, and $5.5 million for 2010, which represents a decrease of $1.4 million or 29.6% and $725 thousand or 13.1% in 2012 and 2011, respectively. The decreases in total interest income and total interest expense during 2012 are driven mainly by the interest rate environment. Refer to the table titled “Volume and Rate Analysis” for further detail on these decreases.

The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2012, 2011, and 2010.

The net interest margin was 4.47% for 2012, 4.40% for 2011, and 4.38% for 2010. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2012, 2011, and 2010. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2012, 2011, and 2010.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	2012			2011			2010
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$70,134	$2,571	3.67%	$80,146	$3,108	3.88%	$72,029	$2,935	4.07%
Tax-Exempt (1)	39,281	2,095	5.33%	38,285	2,117	5.53%	34,612	1,973	5.70%

Total Securities	$109,415	$4,666	4.26%	$118,431	$5,225	4.41%	$106,641	$4,908	4.60%
Loans:
Taxable	413,281	22,387	5.42%	396,430	22,826	5.76%	393,791	23,269	5.91%
Non-accrual	2,731	—	0.00%	4,735	—	0.00%	8,352	—	0.00%
Tax-Exempt (1)	4,786	306	6.39%	4,657	307	6.59%	5,600	394	7.04%

Total Loans	$420,798	$22,693	5.39%	$405,822	$23,133	5.70%	$407,743	$23,663	5.80%
Federal funds sold	92	—	0.00%	5	—	0.00%	1,326	2	0.15%
Interest-bearing deposits in other banks	9,420	23	0.24%	17,219	37	0.21%	11,054	21	0.19%

Total earning assets	$536,994	$27,382	5.10%	$536,742	$28,395	5.29%	$526,764	$28,594	5.43%

Allowance for loan losses	(8,393)			(7,687)			(6,638)
Total non-earning assets	39,698			43,771			33,673

Total assets	$568,299			$572,826			$553,799

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$80,500	$140	0.17%	$65,410	$168	0.26%	$69,154	$274	0.40%
Money market accounts	84,241	210	0.25%	74,749	336	0.45%	66,819	407	0.61%
Savings accounts	52,635	39	0.07%	47,852	56	0.12%	40,570	69	0.17%
Time deposits:
$100,000 and more	48,065	380	0.79%	63,215	618	0.98%	59,944	710	1.18%
Less than $100,000	71,810	817	1.14%	89,987	1,261	1.40%	87,940	1,523	1.73%

Total interest-bearing deposits	$337,251	$1,586	0.47%	$341,213	$2,439	0.71%	$324,427	$2,983	0.92%
Federal funds purchased and securities sold under agreements to repurchase	10,174	360	3.54%	12,501	364	2.91%	15,473	387	2.50%
Federal Home Loan Bank advances	32,960	1,120	3.40%	48,305	1,685	3.49%	56,277	1,844	3.28%
Trust preferred capital notes	7,217	318	4.41%	7,217	317	4.39%	7,217	316	4.38%

Total interest-bearing liabilities	$387,602	$3,384	0.87%	$409,236	$4,805	1.17%	$403,394	$5,530	1.37%

Noninterest-bearing liabilities:
Demand deposits	115,667			104,041			93,583
Other Liabilities	3,864			3,611			3,114

Total liabilities	$507,133			$516,888			$500,091
Shareholders’ equity	61,166			55,938			53,708

Total liabilities and shareholders’ equity	$568,299			$572,826			$553,799

Net interest income		$23,998			$23,590			$23,064

Net interest spread			4.23%			4.12%			4.06%
Interest expense as a percent of average earning assets			0.63%			0.90%			1.05%
Net interest margin			4.47%			4.40%			4.38%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 34%.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	December 31,
	2012	2011	2010
GAAP Financial Measurements:
Interest Income - Loans	$22,589	$23,029	$23,529
Interest Income - Securities and Other Interest-Earnings Assets	3,977	4,542	4,260
Interest Expense - Deposits	1,586	2,439	2,983
Interest Expense - Other Borrowings	1,798	2,366	2,547

Total Net Interest Income	$23,182	$22,766	$22,259

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$104	$104	$134
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	712	720	671

Total Tax Benefit on Tax-Exempt Interest Income	$816	$824	$805

Tax-Equivalent Net Interest Income	$23,998	$23,590	$23,064

The tax-equivalent yield on earning assets decreased 19 basis points from 2011 to 2012 and 14 basis points from 2010 to 2011. The tax-equivalent yield on securities decreased 15 basis points from 2011 to 2012 and 19 basis points from 2010 to 2011. The tax-equivalent yield on loans decreased 31 basis points from 2011 to 2012 and 10 basis points from 2010 to 2011. The decrease in the yield on earning assets, securities, and the loan portfolio was primarily a result of the low interest rate environment that extended through 2012.

The average rate on interest-bearing liabilities decreased 30 basis points from 2011 to 2012 and 20 basis points from 2010 to 2011. These changes were caused primarily by management of the deposit pricing and product mix and the continued low rate environment. The average rate on total interest-bearing deposits decreased 24 basis points from 2011 to 2012 and 21 basis points from 2010 to 2011. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $29.4 million or 15.6% from $188.0 million during 2011 to $217.4 million in 2012 and $11.5 million or 6.5% from $176.5 million during 2010 to $188.0 million during 2011. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The Company also borrows funds for a longer term through wholesale repurchase agreements, which require marketable securities as collateral. The average rate on these borrowings increased 63 basis points from 2011 to 2012 and increased 41 basis points from 2010 to 2011. The rate on wholesale repurchase agreements is fixed at 3.54%, while the cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which remained at 0.25% during 2012. The Company has not borrowed funds through retail repurchase agreements since June 2011. Finally, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances decreased 9 basis points from 2011 to 2012 and increased 21 basis points from 2010 to 2011. The average balance on FHLB advances decreased $15.3 million in 2012.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans. Tax-equivalent net interest income increased $408 thousand during 2012. The increase in tax-equivalent net interest income during 2012 is comprised of an increase due to volume of $1.6 million and a decrease due to rate of $1.2 million. The change in tax-equivalent net interest income during 2012 was primarily affected by low rates on deposits, Federal Home Loan Bank advances, and taxable loans.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2012 vs 2011 Increase (Decrease) Due to Changes in:			2011 vs 2010 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(375)	$(162)	$(537)	$295	$(122)	$173
Tax-exempt	56	(78)	(22)	200	(56)	144
Loans:
Taxable	1,130	(1,569)	(439)	159	(602)	(443)
Tax-exempt	10	(11)	(1)	(63)	(24)	(87)
Federal funds sold	—	—	—	(1)	(1)	(2)
Interest-bearing deposits in other banks	(20)	6	(14)	13	3	16

Total earning assets	$801	$(1,814)	$(1,013)	$603	$(802)	$(199)

Interest-Bearing Liabilities:
NOW accounts	$56	$(84)	$(28)	$(14)	$(92)	$(106)
Money market accounts	50	(176)	(126)	59	(130)	(71)
Savings accounts	5	(22)	(17)	20	(33)	(13)
Time deposits:
$100,000 and more	(132)	(106)	(238)	44	(136)	(92)
Less than $100,000	(231)	(213)	(444)	36	(298)	(262)

Total interest-bearing deposits	$(252)	$(601)	$(853)	$145	$(689)	$(544)

Federal funds purchased and securities sold under agreements to repurchase	$(2)	$(2)	$(4)	$(12)	$(11)	$(23)
Federal Home Loan Bank advances	(523)	(42)	(565)	(290)	131	(159)
Trust preferred capital notes	—	1	1	—	1	1

Total interest-bearing liabilities	$(777)	$(644)	$(1,421)	$(157)	$(568)	$(725)

Change in net interest income	$1,578	$(1,170)	$408	$760	$(234)	$526

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $1.7 million for 2012, $3.8 million for 2011, and $6.3 million for 2010. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income

Total noninterest income was $6.1 million, $5.9 million, and $5.8 million during 2012, 2011, and 2010, respectively. This represents an increase of $181 thousand or 3.0% for 2012 and $109 thousand or 1.9% for 2011. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

In 2012, the Company sold $3.4 million in available for sale securities for a net gain of $45 thousand. In 2011, the Company sold $4.8 million in available for sale securities for a net gain of $155 thousand. In 2010, the Company sold $2.9 million in available for sale securities for a net gain of $98 thousand. During 2011, the Company also recorded an impairment charge of $88 thousand on a corporate security. No impairment charges were recorded during 2012 or 2010.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, was $963 thousand, $907 thousand, and $917 thousand during 2012, 2011, and 2010, respectively. This represents an increase of $56 thousand or 6.2% during 2012 and a decrease of $10,000 or 1.1% during 2011. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts were $1.5 million, $1.6 million, and $1.8 million during 2012, 2011, and 2010, respectively. This represents a decrease of $77 thousand or 4.9% for 2012 and $198 thousand or 11.1% for 2011. The primary component of service charges on deposit accounts is overdraft fee income. The decline in income is primarily the result of lower overdraft fee volume. Recent regulatory changes on overdraft fees have also negatively impacted this item.

Other service charges and fees were $3.4 million, $3.2 million, and $3.0 million during 2012, 2011, and 2010, respectively. This represents an increase of $214 thousand or 6.7% for 2012 and $197 thousand or 6.6% for 2011. The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $476 thousand, $626 thousand, and $509 thousand during 2012, 2011, and 2010, respectively. This represents a decrease of $150 thousand or 24.0% during 2012 and an increase of $117 thousand or 23.0% during 2011. The decrease is due mainly to the decreased activity in non-deposit investment products during 2012. Fees received from the Bank’s credit card program were $544 thousand, $495 thousand and $577 thousand during 2012, 2011, and 2010, respectively. This represents an increase of $49 thousand or 9.9% during 2012 and a decrease of $82 thousand or 14.2% during 2011. Fees generated from the Bank’s ATM/debit card programs were $1.4 million, $1.3 million, and $1.2 million during 2012, 2011, and 2010, respectively. This represents an increase of $22 thousand or 1.7% in 2012 and $171 thousand or 14.7% during 2011. Pursuant to a mandate in the Dodd-Frank Act, the Federal Reserve established rules in 2011 regarding interchange fees charged for electronic debit transactions by payment card issuers. This could potentially lower the Bank’s debit card income significantly in the future. Fees generated from the origination of mortgage loans for the secondary market were $692 thousand, $405 thousand and $420 thousand during 2012, 2011, and 2010, respectively. This represents an increase of $287 thousand or 70.9% in 2012 and a decrease of $15 thousand or 3.6% in 2011. This increase in fees is due to increased volume in this product.

Other operating income was $206 thousand, $120 thousand, and $128 thousand for 2012, 2011, and 2010, respectively. This represents an increase of $86 thousand or 71.7% during 2012 and a decrease of $8 thousand or 6.3% during 2011. This increase resulted mostly from increased income from the Company’s investments in Davenport Financial Fund and Banker’s Insurance.

Noninterest Expenses

Total noninterest expenses were $18.5 million, $19.3 million, and $17.1 million during 2012, 2011, and 2010, respectively. This represents a decrease of $729 thousand or 3.8% during 2012 and an increase of $2.1 million or 12.4% during 2011. The efficiency ratio of the Company was 61.06%, 63.42%, and 58.23% for 2012, 2011, and 2010, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding certain non-recurring gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and employee benefits were $10.6 million, $10.6 million, and $9.3 million during 2012, 2011, and 2010, respectively. This represents an increase of $25 thousand or 0.2% for 2012 and $1.3 million or 14.5% for 2011. During the fourth quarter of 2011, a net loss of $589,000 was realized on the distribution of the Company’s defined benefit plan assets. While the Company did not incur this one-time expense during 2012, salaries and employee benefits remained stable due to annual salary increases and increased accruals for incentive plan payouts and the 401(k) match.

Occupancy expenses were $1.1 million, $1.2 million, and $1.1 million during 2012, 2011, and 2010, respectively. This represents a decrease of $8 thousand or 0.7% during 2012 and an increase of $13 thousand or 1.1% during 2011.

Equipment expenses were $665 thousand, $676 thousand, and $625 thousand during 2012, 2011, and 2010, respectively. This represents a decrease of $11 thousand or 1.6% during 2012 and an increase of $51 thousand or 8.2% during 2011.

Advertising and marketing expenses were $470 thousand, $500 thousand, and $435 thousand during 2012, 2011, and 2010, respectively. This represents a decrease of $30 thousand or 6.0% during 2011 and an increase of $65 thousand or 14.9% during 2011. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community.

Stationary and supplies expenses were $289 thousand, $292 thousand and $246 thousand during 2012, 2011, and 2010, respectively. This represents a decrease of $3 thousand or 1.0% during 2012 and an increase of $46 thousand or 18.7% during 2011. This expense varies from year to year based on the timing of orders placed and supplies used.

ATM network fees were $528 thousand, $546 thousand and $442 thousand during 2012, 2011, and 2010, respectively. This represents a decrease of $18 thousand or 3.3% during 2012 and an increase of $104 thousand or 23.5% during 2011. During 2011, ATM network fees were mainly impacted by increased debit card usage.

Other real estate owned expenses were $362 thousand, $159 thousand and $19 thousand during 2012, 2011, and 2010, respectively. This represents an increase of $203 thousand or 127.7% during 2012 and $140 thousand or 736.8% during 2011. The increases in 2012 and 2011 are due mainly to valuation allowances established during the year as property values declined as well as increased activity in other real estate owned.

FDIC assessments were $292 thousand, $712 thousand and $852 thousand during 2012, 2011, and 2010, respectively. FDIC assessments decreased $420 thousand or 59.0% during 2012 and $140 thousand or 16.4% during 2011. On December 30 2009, the Company prepaid their estimated quarterly FDIC assessments of $2.3 million for 2010, 2011, and 2012. The remaining prepaid FDIC balance outstanding at 12/31/12 was $532 thousand. This balance will be refunded by the FDIC on June 28, 2013. The Company determined that it had expensed too much of its remaining prepaid FDIC insurance balance during the period of October 1, 2011 through March 31, 2012 and as a result made a $174 thousand adjustment during the second quarter of 2012 to increase the prepaid balance and decrease the corresponding expense. The remaining decrease in 2012 versus 2011 was due to a change in the FDIC assessment base from average deposits to average assets less tangible equity as required by the Dodd-Frank Act.

Computer software expense was $463 thousand, $507 thousand and $419 thousand during 2012, 2011, and 2010, respectively. This represents a decrease of $44 thousand or 8.7% during 2012 and an increase of $88 thousand or 21.0% during 2011. This increase was related to increases in software licensing expenses.

Bank franchise tax was $383 thousand, $376 thousand and $317 thousand during 2012, 2011, and 2010, respectively. This represents an increase of $7 thousand or 1.9% during 2012 and $59 thousand or 18.6% during 2011. The bank franchise tax calculation is driven largely by the amount of the Bank’s capital. As this amount has increased from year to year, the amount of tax has also increased.

Professional fees were $1.1 million, $1.1 million and $827 thousand during 2012, 2011, and 2010, respectively. This represents a decrease of $39 thousand or 3.5% during 2012 and an increase of $284 thousand or 34.3% during 2011. An additional $141,000 in expense was incurred during 2011 for the purchase of employee retirement annuities related to the distribution of the Company’s defined benefit plan. Other outside service fees were also affected by the increased review frequency of the Company’s loan portfolio by an outside firm and the expense of placement fees related to brokered certificates of deposits that were called during the first and fourth quarters of 2011. Together, those two matters increased other outside service fees by $221,000 in 2011.

Other operating expenses were $2.2 million, $2.3 million, and $2.2 million during 2012, 2011, and 2010. Other operating expenses decreased $17 thousand or 0.8% during 2012 and increased $43 thousand or 1.9% during 2011. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, telephone, and credit card processing fees. Other expenses within this category include director fees.

Income Taxes

Income tax expense was $2.6 million, $1.4 million, and $1.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. The change in income tax expense can be attributed to changes in taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 28.09%, 24.08%, and 22.04% for 2012, 2011, and 2010, respectively. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2012, 2011, and 2010.

FINANCIAL CONDITION

Assets, Liabilities and Shareholders’ Equity

The Company’s total assets were $593.3 million at December 31, 2012, up $25.3 million or 4.5% from $568.0 million at December 31, 2011. Securities decreased $11.3 million or 10.0% from 2011 to 2012. Loans, net of allowance for loan losses, increased by $9.8 million or 2.5% from 2011 to 2012. Total liabilities were $529.8 million at December 31, 2012, compared to $509.9 million at December 31, 2011. Total shareholders’ equity at year end 2012 and 2011 was $63.7 million and $58.1 million, respectively.

Securities

Total securities at December 31, 2012 were $102.8 million as compared to $114.1 million as of December 31, 2011, which represents a decrease of $11.3 million or 10.0% during 2012. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2012, 2011, and 2010. The Company purchased $12.3 million in securities during 2012. This amount includes $11.2 million or 90.9% in obligations of U.S. government corporations and agencies and $1.1 million or 9.1% in obligations of states and political subdivisions. The Company had $21.0 million in maturities and principal repayments on securities during 2012. This amount includes $6.0 million or 28.6% in obligations of U.S. government corporations and agencies, $9.5 million or 45.2% in mortgage-backed securities, $3.0 million or 14.3% in obligations of states and political subdivisions, and $2.5 million or 11.9% in corporate securities. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2012. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2012 and 2011.

Securities Portfolio

(dollars in thousands)

	December 31,
	2012	2011	2010
Securities available for sale:
Obligations of U.S. government corporations and agencies	$23,692	$18,533	$33,150
Mortgage-backed securities	22,207	34,546	16,157
Obligations of states and political subdivisions	43,501	45,766	42,908
Corporate securities	11,156	13,043	15,401
Equity securities	2,198	2,246	2,178

	$102,754	$114,134	$109,794

The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $5.8 million and $4.9 million at December 31, 2012 and 2011, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2012. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2012
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$1,542	4.42%	$10,305	1.66%	$11,845	2.98%	$—	—	$23,692	2.50%
Mortgage-backed securities	—	—	947	5.05%	5,286	2.49%	15,974	3.29%	22,207	3.17%
Corporate securities	1,552	6.81%	3,724	6.71%	4,761	7.01%	1,119	7.59%	11,156	6.94%
Obligations of states and political subdivisions, taxable	—	—	—	—	3,806	4.04%	1,834	5.38%	5,640	4.49%
Equity securities	—	—	—	—	—	—	2,198	5.68%	2,198	5.68%

Total taxable	$3,094	5.61%	$14,976	3.08%	$25,698	3.71%	$21,125	3.95%	$64,893	3.73%
Obligations of states and political subdivisions, tax-exempt (1)	3,267	3.74%	12,345	3.92%	17,801	3.52%	4,448	4.38%	37,861	3.77%

Total	$6,361	4.64%	$27,321	3.46%	$43,499	3.63%	$25,573	4.02%	$102,754	3.75%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $418.1 million and $410.4 million at December 31, 2012 and 2011, respectively. This represents an increase of $7.7 million or 1.9% for 2012. The ratio of loans to deposits decreased during the year from 91.5% to 87.6% at December 31, 2011 and 2012, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio

(dollars in thousands)

	December 31,
	2012	2011	2010	2009	2008
Loans secured by real estate:
Construction and land development	$30,846	$31,579	$31,560	$34,531	$36,990
Secured by farmland	7,030	3,390	4,332	5,636	5,305
Secured by 1-4 family residential properties	214,619	212,638	207,671	205,579	189,874
Multifamily	2,808	4,517	4,908	3,112	2,973
Commercial	124,382	118,043	116,381	109,516	107,749
Loans to farmers	1,525	1,910	1,293	1,284	1,065
Commercial and industrial loans	21,640	22,866	24,449	24,268	23,629
Consumer installment loans	13,307	13,185	14,518	16,115	18,835
All other loans	1,940	2,296	3,337	4,025	3,666

Total loans	$418,097	$410,424	$408,449	$404,066	$390,086

Loans secured by real estate were $379.7 million or 90.8% and $370.2 million or 90.2% of total loans at December 31, 2012 and 2011, respectively. This represents an increase of $9.5 million or 2.6% for 2012. Consumer installment loans were $13.3 million or 3.2% and $13.2 million or 3.2% of total loans at December 31, 2012 and 2011, respectively. This represents an increase of $122 thousand or 0.9% for 2012. Commercial and industrial loans were $21.6 million or 5.2% and $22.9 million or 5.6% of total loans at December 31, 2012 and 2011. This represents a decrease of $1.3 million or 5.4% for 2012.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $332.3 million or 79.5% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2012
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$26,347	$4,374	$125	$30,846
Secured by farmland	584	3,780	2,666	7,030
Secured by 1-4 family residential properties	29,808	133,940	50,871	214,619
Multifamily	20	2,169	619	2,808
Commercial	13,629	81,542	29,211	124,382
Loans to farmers	1,376	149	—	1,525
Commercial and industrial loans	11,227	8,791	1,622	21,640
Consumer installment loans	1,137	11,967	203	13,307
All other loans	1,450	—	490	1,940

	$85,578	$246,712	$85,807	$418,097

For maturities over one year:
Floating rate loans		$15,363	$11,018	$26,381
Fixed rate loans		231,349	74,789	306,138

		$246,712	$85,807	$332,519

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $5.3 million in total non-performing assets, which consist of nonaccrual loans, foreclosed property, and repossessed assets at December 31, 2012. This is an increase of $476 thousand when compared to the December 31, 2011 balance of $4.9 million. This increase resulted mostly from the increase in other real estate owned. Several loans had been charged off and moved to other real estate owned during the year, including two large commercial real estate loans whose collateral was valued at $853,000 at December 31, 2012.

Nonaccrual loans were $2.4 million at December 31, 2012 and 2011. The gross amount of interest income that would have been recognized on nonaccrual loans was $75 thousand for 2012 and $128 thousand for 2011. None of this interest income was included in net income for 2012 or 2011. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2012 totaled $2.4 million and had $230 thousand in specific allocations.

Foreclosed property increased to $2.9 million at December 31, 2012, compared to $2.4 million at December 31, 2011. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net gain of $13 thousand was recognized on the sale of other real estate owned during 2012. A net loss of $361 thousand was recognized on the sale of other real estate owned during 2011.

Total loans past due 90 days or more and still accruing interest were $208 thousand or 0.05%, $94 thousand or 0.02%, and $10 thousand or less than 0.01% of total loans at December 31, 2012, 2011, and 2010, respectively. The loans past due 90 days or more and still accruing interest are well secured and in the process of collection; therefore, they are not classified as nonaccrual.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2012, 2011, and 2010, the Company had $8.2 million, $10.7 million, and $8.5 million in restructured loans, respectively. There were no restructured loans at December 31, 2009 and 2008.

Nonperforming Assets

(dollars in thousands)

	December 31,
	2012	2011	2010	2009	2008
Nonaccrual loans	$2,414	$2,449	$8,377	$5,099	$3,385
Other real estate owned and repossessed assets	2,934	2,423	1,805	2,776	734

Total nonperforming assets	$5,348	$4,872	$10,182	$7,875	$4,119

Loans past due 90 days and accruing interest	$208	$94	$10	$13	$509

Allowance for loan losses to nonperforming assets	123%	179%	70%	76%	110%

Non-performing assets to period end loans and other real estate owned	1.27%	1.18%	2.48%	1.94%	1.05%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2012, other potential problem loans totaled $27.1 million. Of the total other potential problem loans, $12.8 million or 47.3% are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.

Allowance for Loan Losses

The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.

Charged-off loans were $4.2 million, $3.0 million, and $5.5 million for 2012, 2011, and 2010, respectively. Recoveries were $337 thousand, $848 thousand, and $291 thousand for 2012, 2011, and 2010, respectively. Net charge-offs were $3.8 million, $2.1 million, and $5.2 million for 2012, 2011, and 2010, respectively. This represents an increase in net charge-offs of $1.7 million or 80.6% for 2012 and a decrease of $3.1 million or 59.1% for 2011. The allowance for loan losses as a percentage of loans was 1.57%, 2.13%, and 1.74% at the end of 2012, 2011, and 2010, respectively. The decreases in allowance for loan losses as a percentage of total loans from December 31, 2011 to December 31, 2012 is primarily due to charge-offs incurred during 2012 that were supported by specific reserves in the allowance for loan losses during 2011. The allowance for loan losses at year-end covered net charge-offs during the year by 1.72 times for 2012, 4.13 times for 2011, and 1.37 times for 2010. The ratio of net charge-offs to average loans was 0.91% for 2012, 0.52% for 2011, and 1.27% for 2010.

The provision for loan losses for the year ended December 31, 2012 was $1.7 million, a decrease of $2.1 million or 55.7% from December 31, 2011. The lower provision for loan losses compared to last year reflects lower specific reserves on remaining impaired loans.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2012, 2011, 2010, 2009, and 2008. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	December 31,
	2012	2011	2010	2009	2008
Balance, beginning of period	$8,743	$7,111	$5,970	$4,521	$3,191
Loans charged-off:
Commercial, financial and agricultural	207	596	1,077	466	261
Real estate-construction and land development	1,313	710	2,917	1,090	256
Real estate-mortgage	2,499	1,204	1,239	1,141	306
Consumer	144	456	242	456	254

Total loans charged off	$4,163	$2,966	$5,475	$3,153	$1,077

Recoveries:
Commercial, financial and agricultural	$36	$137	$72	$98	$—
Real estate-construction and land development	4	5	—	—	14
Real estate-mortgage	213	299	102	—	2
Consumer	84	407	117	154	81

Total recoveries	$337	$848	$291	$252	$97

Net charge-offs	3,826	2,118	5,184	2,901	980
Provision for loan losses	1,660	3,750	6,325	4,350	2,310

Balance, end of period	$6,577	$8,743	$7,111	$5,970	$4,521

Ratio of allowance for loan losses to loans outstanding at period end	1.57%	2.13%	1.74%	1.48%	1.16%

Ratio of net charge offs to average loans outstanding during the period	0.91%	0.52%	1.27%	0.74%	0.25%

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer and Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2012	$880	5.2%	$1,280	9.0%	$4,002	81.8%	$229	4.0%
December 31, 2011	$1,077	5.6%	$2,618	8.5%	$4,601	81.7%	$254	4.2%
December 31, 2010	$819	6.0%	$1,386	8.8%	$4,688	80.5%	$218	4.7%
December 31, 2009	$1,417	7.3%	$1,735	8.5%	$2,464	80.1%	$354	4.1%
December 31, 2008	$567	7.3%	$1,580	9.5%	$2,130	78.4%	$244	4.8%

Deposits

Total deposits were $477.1 million and $448.5 million at December 31, 2012 and 2011, respectively, which represents an increase of $28.6 million or 6.4% during 2012. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2012, 2011 and 2010.

Average Deposits and Rates Paid

(dollars in thousands)

	December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$115,667		$104,041		$93,583

Interest-bearing:
NOW accounts	80,500	0.17%	65,410	0.26%	69,154	0.40%
Money market accounts	84,241	0.25%	74,749	0.45%	66,819	0.61%
Regular savings accounts	52,635	0.07%	47,852	0.12%	40,570	0.17%
Time deposits:
$100,000 and more	48,065	0.79%	63,215	0.98%	59,944	1.18%
Less than $100,000	71,810	1.14%	89,987	1.40%	87,940	1.73%

Total interest-bearing	$337,251	0.47%	$341,213	0.71%	$324,427	0.92%

Total deposits	$452,918		$445,254		$418,010

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $27.7 million or 25.8% from $107.2 million at December 31, 2011 to $134.9 million at December 31, 2012. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $1.0 million or 0.3% from $341.2 million at December 31, 2011 to $342.2 million at December 31, 2012. Total NOW account balances increased $13.4 million or 16.9% from $78.9 million at December 31, 2011 to $92.3 at December 31, 2012. Total money market account balances increased $1.6 million or 2.0% from $83.4 million at December 31, 2011 to $85.0 million at December 31, 2012. Total regular savings account balances increased $6.2 million or 12.8% from $47.8 million at December 31, 2011 to $54.0 million at December 31, 2012. Time deposits decreased $20.1 million or 15.3% from $131.1 million at December 31, 2011 to $111.0 million at December 31, 2012. This is comprised of a decrease in certificates of deposit of $100,000 and more of $8.3 million or 17.4% from $47.6 million at December 31, 2011 to $39.3 million at December 31, 2012 and a decrease in certificates of deposit of less than $100,000 of $8.0 million or 12.1% from $66.8 million at December 31, 2011 to $58.8 million at December 31, 2012. Pricing decisions made by management and influenced by the low interest rate environment resulted in the decline in certificate of deposits. Brokered certificates of deposits less than $100,000 decreased $104 thousand or 1.0% from $10.1 million at December 31, 2011 to $10.0 million at December 31, 2012. This included $9.9 million of traditional brokered certificates of deposit and $98 thousand of certificates obtained through the CDARS network. Brokered certificates of deposits, greater than $100,000, decreased $3.6 million or 55.9% from $6.5 million at December 31, 2011 to $2.9 million at December 31, 2012. These certificates were obtained through the CDARS network. The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000, excluding brokered certificates of deposit. Core deposits totaled $464.2 million or 97.3% and $431.8 million or 96.3% of total deposits at December 31, 2012 and 2011, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2012. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $8.1 million which matures over one year. The total amount maturing within one year is $34.1 million or 80.8% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within	Three to	Six to	Over		Percent
	Three	Six	Twelve	One		of Total
	Months	Months	Months	Year	Total	Deposits
At December 31, 2012	$10,818	$8,411	$14,888	$8,084	$42,201	8.85%

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2012 was $63.7 million, reflecting a percentage of total assets of 10.74% as compared to $58.1 million and 10.23% at December 31, 2011. The common stock’s book value per share increased $1.44 or 8.2% to $19.11 per share at December 31, 2012 from $17.67 per share at December 31, 2011. During 2012, the Company paid $0.73 per share in dividends as compared to $0.72 per share for 2011 and $0.69 per share for 2010. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock.

Analysis of Capital

(dollars in thousands)

	December 31,	December 31,
	2012	2011
Tier 1 Capital:
Common stock	$8,340	$8,217
Capital surplus	10,424	9,568
Retained earnings	41,494	37,374
Trust preferred capital notes	7,000	7,000

Total Tier 1 capital	$67,258	$62,159
Tier 2 Capital:
Allowance for loan losses	$5,046	$4,996

Total Tier 2 capital	$5,046	$4,996

Total risk-based capital	$72,304	$67,155

Risk weighted assets	$402,132	$395,878

Risk Based Capital Ratios:
Tier 1 risk-based capital ratio	16.73%	15.70%
Total risk-based capital ratio	17.98%	16.96%
Tier 1 leverage ratio	11.70%	10.88%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums. The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2012 and 2011.

Note 16 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2012 liquid assets totaled $237.0 million as compared to $246.6 million at December 31, 2011. These amounts represent 44.7% and 48.4% of total liabilities at December 31, 2012 and 2011, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2012.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	December 31, 2012
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$—	$32,250	$—	$—	$32,250
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	10,000	—	—	—	10,000
Operating leases	83	102	102	768	1,055

	$10,083	$32,352	$102	$7,985	$50,522

The $32.3 million in outstanding FHLB advances is comprised of four (4) advances. Note 8 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 20 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 6 to the Consolidated Financial Statements.

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

The simulation analysis evaluates the potential effect of upward and downward changes in market interest rates on future net interest income. The Bank previously evaluated change in net interest income by gradually ramping rates up or down over a 12 or 24 month period. The Bank now views the immediate shock of rates as a more effective measure of interest rate risk exposure. The analysis assesses the impact on net interest income over a 12 month period after an immediate increase or “shock” in rates, of 100 basis points up to 400 basis points. The shock down 200 to 400 basis points analysis is not meaningful as interest rates are at historic lows and cannot decrease another 200 to 400 basis points and therefore only an immediate decrease or “shock” of 100 basis points is disclosed. The simulation analysis results are presented in the table below:

Year 1 Net Interest Income Simulation

(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-100 BP	$(444)	-2.04%
+100 BP	$226	1.04%
+200 BP	$471	2.17%
+300 BP	$619	2.85%
+400 BP	$767	3.53%

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

The table below examines the Economic Value of Equity (EVE). The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The model indicates an exposure to falling interest rates, while showing an increase in EVE when rates rise +100BP and +200 BP. The model indicates an exposure to rates rising with a +300BP shock as well. These results are driven primarily by the relative increase in value of the Bank’s core deposit base as rates rise.

Static EVE Change

(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	$(8,042)	-10.28%
+100 BP Shock	$922	1.18%
+200 BP Shock	$122	0.16%
+300 BP Shock	$(1,449)	-1.85%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

    Eagle Financial Services, Inc.

Berryville, Virginia

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. The management of Eagle Financial Services, Inc. and its subsidiaries (the Company) is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ SMITH ELLIOTT KEARNS & COMPANY, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

March 28, 2013

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(dollars in thousands, except share amounts)

	2012	2011
Assets
Cash and due from banks	$9,782	$7,610
Interest-bearing deposits with other institutions	38,908	14,331

Total cash and cash equivalents	48,690	21,941
Securities available for sale, at fair value	102,754	114,134
Restricted investments	2,777	3,520
Loans, net of allowance for loan losses of $6,577 in 2012 and $8,743 in 2011	411,520	401,681
Bank premises and equipment, net	16,545	15,200
Other real estate owned	2,928	2,378
Other assets	8,062	9,168

Total assets	$593,276	$568,022

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$134,871	$107,237
Savings and interest bearing demand deposits	231,249	210,158
Time deposits	110,981	131,070

Total deposits	$477,101	$448,465
Federal funds purchased and securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	32,250	42,250
Trust preferred capital notes	7,217	7,217
Other liabilities	3,002	2,000

Total liabilities	$529,570	$509,932

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2012, 3,336,022; issued 2011, 3,286,992	8,340	8,217
Surplus	10,424	9,568
Retained earnings	41,494	37,374
Accumulated other comprehensive income	3,448	2,931

Total shareholders’ equity	$63,706	$58,090

Total liabilities and shareholders’ equity	$593,276	$568,022

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands, except per share amounts)

	2012	2011	2010
Interest and Dividend Income
Interest and fees on loans	$22,589	$23,029	$23,529
Interest on federal funds sold	—	—	2
Interest and dividends on securities available for sale:
Taxable interest income	2,187	2,695	2,489
Interest income exempt from federal income taxes	1,383	1,397	1,302
Dividends	384	413	446
Interest on deposits in banks	23	37	21

Total interest and dividend income	$26,566	$27,571	$27,789

Interest Expense
Interest on deposits	$1,586	$2,439	$2,983
Interest on federal funds purchased and securities sold under agreements to repurchase	360	364	387
Interest on Federal Home Loan Bank advances	1,120	1,685	1,844
Interest on trust preferred capital notes	148	137	138
Interest on interest rate swap	170	180	178

Total interest expense	$3,384	$4,805	$5,530

Net interest income	$23,182	$22,766	$22,259
Provision For Loan Losses	1,660	3,750	6,325

Net interest income after provision for loan losses	$21,522	$19,016	$15,934

Noninterest Income
Income from fiduciary activities	$963	$907	$917
Service charges on deposit accounts	1,509	1,586	1,784
Other service charges and fees	3,404	3,190	2,993
Gain (loss) on the sale of bank premises and equipment	—	76	(83)
Gain (loss) on securities	45	67	98
Other operating income	206	120	128

Total noninterest income	$6,127	$5,946	$5,837

Noninterest Expenses
Salaries and employee benefits	$10,634	$10,609	$9,263
Occupancy expenses	1,147	1,155	1,142
Equipment expenses	665	676	625
Advertising and marketing expenses	470	500	435
Stationery and supplies	289	292	246
ATM network fees	528	546	442
Other real estate owned expenses	362	159	19
(Gain) loss on the sale of other real estate owned	(13)	361	338
FDIC assessment	292	712	852
Computer software expense	463	507	419
Bank franchise tax	383	376	317
Professional fees	1,072	1,111	827
Other operating expenses	2,248	2,265	2,222

Total noninterest expenses	$18,540	$19,269	$17,147

Income before income taxes	$9,109	$5,693	$4,624
Income Tax Expense	2,559	1,371	1,019

Net Income	$6,550	$4,322	$3,605

Earnings Per Share
Net income per common share, basic	$1.97	$1.31	$1.11

Net income per common share, diluted	$1.96	$1.31	$1.11

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands)

	2012	2011	2010
Net income	$6,550	$4,322	$3,605
Other comprehensive income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes of ($4), $146, and $141 for the years ended December 31, 2012, 2011, and 2010, respectively	(7)	275	275
Unrealized gain on available for sale securities, net of deferred income taxes of $289, $885, and $60 for the years ended December 31, 2012, 2011, and 2010, respectively	560	1,717	116
Change in market value of interest rate swap, net of deferred income taxes of net of deferred income taxes of ($19), ($140), and ($140) for the years ended December 31, 2012, 2011, and 2010, respectively	(36)	(271)	(273)

Total other comprehensive income	517	1,721	118

Total comprehensive income	$7,067	$6,043	$3,723

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2009	$7,999	$8,504	$34,048	$1,092	$51,643
Net income			3,605		3,605
Other comprehensive income				118	118
Issuance of restricted stock, stock incentive plan (11,936 shares)	30	(30)			—
Income tax expense on vesting of restricted stock		(9)			(9)
Stock-based compensation expense		116			116
Issuance of common stock, dividend investment plan (37,905 shares)	95	495			590
Dividends declared ($0.69 per share)			(2,234)		(2,234)

Balance, December 31, 2010	$8,124	$9,076	$35,419	$1,210	$53,829
Net income			4,322		4,322
Other comprehensive income				1,721	1,721
Issuance of restricted stock, stock incentive plan (9,291 shares)	23	(23)			—
Income tax expense on vesting of restricted stock		(3)			(3)
Stock-based compensation expense		166			166
Issuance of common stock, dividend investment plan (38,703 shares)	96	508			604
Issuance of common stock, employee benefit plan (5,184 shares)	13	76			89
Retirement of common stock (15,663 shares)	(39)	(232)			(271)
Dividends declared ($0.72 per share)			(2,367)		(2,367)

Balance, December 31, 2011	$8,217	$9,568	$37,374	$2,931	$58,090
Net income			6,550		6,550
Other comprehensive income				517	517
Issuance of restricted stock, stock incentive plan (10,963 shares)	28	(28)			—
Income tax expense on vesting of restricted stock		4			4
Stock-based compensation expense		242			242
Issuance of common stock, dividend investment plan (31,887 shares)	80	546			626
Issuance of common stock, employee benefit plan (6,180 shares)	15	92			107
Dividends declared ($0.73 per share)			(2,430)		(2,430)

Balance, December 31, 2012	$8,340	$10,424	$41,494	$3,448	$63,706

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands)

	2012	2011	2010
Cash Flows from Operating Activities
Net income	$6,550	$4,322	$3,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	821	843	779
Amortization of intangible and other assets	136	91	136
(Gain) on securities	(45)	(67)	(98)
Provision for loan losses	1,660	3,750	6,325
(Gain) loss on the sale of bank premises and equipment	—	(76)	83
(Gain) loss on the sale of other real estate owned	(13)	335	339
Loss (gain) on the sale of repossessed assets	2	26	(1)
Stock-based compensation expense	242	166	116
Premium amortization (discount accretion) on securities, net	191	111	26
Deferred tax benefit	350	(317)	(362)
Changes in assets and liabilities:
Decrease (increase) in other assets	602	2,568	(1,676)
Increase (decrease) in other liabilities	937	(13)	127

Net cash provided by operating activities	$11,433	$11,739	$9,399

Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale and restricted investments	$20,997	$40,166	$34,592
Proceeds from sales of securities available for sale	3,357	4,849	2,853
Purchases of securities available for sale	(12,271)	(46,798)	(50,180)
Proceeds from the sale of restricted investments	743	461	417
Proceeds from the sale of equipment	71	661	43
Purchases of bank premises and equipment	(2,201)	(964)	(1,843)
Proceeds from the sale of other real estate owned	895	3,167	2,035
Net (increase) in loans	(13,213)	(8,139)	(10,802)

Net cash (used in) investing activities	$(1,622)	$(6,597)	$(22,885)

Cash Flows from Financing Activities
Net increase in demand deposit, money market and savings accounts	$48,725	$34,592	$21,743
Net (decrease) increase in certificates of deposit	(20,089)	(15,422)	9,445
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	—	(4,395)	380
Net (decrease) in Federal Home Loan Bank advances	(10,000)	(10,000)	(10,000)
Issuance of common stock, employee benefit plan	107	89	—
Retirement of common stock	—	(271)	—
Cash dividends paid	(1,805)	(1,764)	(1,645)

Net cash provided by financing activities	$16,938	$2,829	$19,923

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands)

	2012	2011	2010
Increase (decrease) in cash and cash equivalents	$26,749	$7,971	$6,437

Cash and Cash Equivalents
Beginning	21,941	13,970	7,533

Ending	$48,690	$21,941	$13,970

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,436	$4,885	$5,618

Income taxes	$2,210	$1,100	$3,550

Supplemental Schedule of Noncash Investing and Financing Activities:

Unrealized gain on securities available for sale	$849	$2,602	$176

Change in fair value of interest rate swap	$(55)	$(411)	$(413)

Other real estate acquired in settlement of loans	$1,715	$4,045	$1,235

Issuance of common stock, dividend investment plan	$626	$604	$590

See Notes to Consolidated Financial Statements

NOTE 1. Nature of Banking Activities and Significant Accounting Policies

Eagle Financial Services, Inc. (the “Company” or “Corporation”) and Subsidiaries grant commercial, financial, agricultural, residential and consumer loans to customers in Virginia and the Eastern Panhandle of West Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.

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

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are impaired. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience and other qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lesser of the fair value of the property, less selling costs or the loan balance outstanding at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. During 2012, there were no other real estate owned properties that were in the process of being developed by the Bank. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Core Deposit Intangible Assets

Acquired intangible assets, such as the value of purchased core deposits, are amortized over the periods benefited, not exceeding fifteen years. The book value of the Company’s core deposit intangible asset, resulting from a branch acquisition, was fully amortized at December 31, 2010.

Retirement Plans

The Company had a non-contributory defined benefit pension plan that covers eligible employees. Effective December 31, 2006, the pension plan was amended so that no further benefits would accrue under the plan and no additional employees could become participants. The plan was terminated during 2011 after receiving final IRS approval. Refer to Note 10 for a description of the termination of the Company’s pension plan. The Company also sponsors a 401(k) savings plan under which eligible employees may defer a portion of their compensation on a pretax basis. The Company also provides a match to participants in this plan, as described more fully in Note 12.

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

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to reporting for 2012.

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

	2012	2011	2010
Average number of common shares outstanding	3,333,235	3,292,290	3,243,292
Effect of dilutive common stock	10,037	7,708	7,576

Average number of common shares outstanding used to calculate diluted earnings per share	3,343,272	3,299,998	3,250,868

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, net of income taxes, are reported within the balance sheet as a separate component of shareholders’ equity. These changes, along with net income, are components of comprehensive income and are reported in the statement of comprehensive income. In addition to net income, the Company’s comprehensive income includes changes in the benefit obligations and plan assets for defined benefit and postretirement benefit plans, unrealized gains or losses on interest rate swaps, and unrealized gains or losses on available for sale securities.

The components of the change in unrealized gains (losses) on securities during 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Gross unrealized gain	$894	$2,669	$274
Reclassification adjustment for realized (gain) loss	(45)	(67)	(98)

Net unrealized gain (loss) before taxes	849	2,602	176
Tax effect	(289)	(885)	(60)

	$560	$1,717	$116

The components of accumulated other comprehensive income, net of deferred taxes, were as follows:

	Unrealized Gain (Loss) on Securities	Change in Market Value of Interest Rate Swap	Defined Benefit Pension Plan	Post Retirement Benefit Plan	Total
Balance, December 31, 2010	$1,545	$(111)	$(287)	$63	$1,210
2011 Change	1,717	(271)	287	(12)	1,721

Balance, December 31, 2011	3,262	(382)	—	51	2,931
2012 Change	560	(36)	—	(7)	517

Balance, December 31, 2012	$3,822	$(418)	$—	$44	$3,448

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

Stock Repurchase Program

On June 20, 2012, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2013. There was no repurchase activity during 2012. During 2011, the Company purchased 15,663 shares of its Common Stock under its stock repurchase program at an average price of $17.28. The maximum number of shares that may yet be purchased under the plan as of December 31, 2012 are 134,337.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Public companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company is currently assessing the impact that ASU 2013-02 will have on its consolidated financial statements.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2012 and 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,781	$911	$—	$23,692
Mortgage-backed securities	20,978	1,229	—	22,207
Obligations of states and political subdivisions	41,185	2,327	(11)	43,501
Corporate securities	9,963	1,193	—	11,156
Equity securities	2,054	144	—	2,198

	$96,961	$5,804	$(11)	$102,754

	December 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$17,655	$878	$—	$18,533
Mortgage-backed securities	33,420	1,143	(17)	34,546
Obligations of states and political subdivisions	43,640	2,159	(33)	45,766
Corporate securities	12,421	707	(85)	13,043
Equity securities	2,054	192	—	2,246

	$109,190	$5,079	$(135)	$114,134

Carrying amounts of restricted securities at December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	2,293	3,036
Community Bankers’ Bank Stock	140	140

	$2,777	$3,520

The amortized cost and fair value of securities available for sale at December 31, 2012, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due in one year or less	$6,247	$6,361
Due after one year through five years	26,150	27,321
Due after five years through ten years	40,559	43,499
Due after ten years	21,951	23,375
Equity securities	2,054	2,198

	$96,961	$102,754

During 2012, the Company sold $3.4 million in available for sale securities for a net gain of $45 thousand. In 2011, the Company sold $4.8 million in available for sale securities for a net gain of $155 thousand. During 2011, the Company also recorded an impairment charge of $88 thousand on a corporate security. During 2010, the Company sold $2.9 million in available for sale securities for a net gain of $98 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2012 and 2011 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	495	6	274	5	769	11
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—

	$495	$6	$274	$5	$769	$11

	December 31, 2011
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4,003	17	—	—	4,003	17
Obligations of states and political subdivisions	282	2	294	31	576	33
Corporate securities	1,913	85	—	—	1,913	85
Equity securities	—	—	—	—	—	—

	$6,198	$104	$294	$31	$6,492	$135

Gross unrealized losses on available for sale securities included two (2) and nine (9) securities at December 31, 2012 and December 31, 2011, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses on mortgage-backed securities and obligations of states and political subdivisions at December 31, 2012 and December 31, 2011 was changes in market interest rates. Since these losses can be attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The Company’s holdings of corporate securities and equity securities represent investments in larger financial institutions. The current economic crisis involving housing, liquidity and credit were the primary causes of the unrealized losses on these securities at December 31, 2011. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $18.8 million at December 31, 2012 were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes required by law.

NOTE 3. Loans

The composition of loans at December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$30,846	$31,579
Secured by farmland	7,030	3,390
Secured by 1-4 family residential properties	214,619	212,638
Multifamily	2,808	4,517
Commercial	124,382	118,043
Loans to farmers	1,525	1,910
Commercial and industrial loans	21,640	22,866
Consumer installment loans	13,307	13,185
All other loans	1,940	2,296

	$418,097	$410,424
Less: Allowance for loan losses	6,577	8,743

	$411,520	$401,681

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31,
	2012	2011	2010
	(in thousands)
Balance, beginning	$8,743	$7,111	$5,970
Provision charged to operating expense	1,660	3,750	6,325
Recoveries added to the allowance	337	848	291
Loan losses charged to the allowance	(4,163)	(2,966)	(5,475)

Balance, ending	$6,577	$8,743	$7,111

Nonaccrual and past due loans by class at December 31, 2012 and 2011 were as follows:

	As of December 31, 2012
	(in thousands)
	30 - 59	60 - 89	90 or More				90 or More
	Days	Days	Days	Total Past			Days Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Still Accruing	Loans
Commercial - Non Real Estate:
Commercial & Industrial	$822	$225	$—	$1,047	$20,593	$21,640	$—	$230
Commercial Real Estate:
Owner Occupied	610	374	90	1,074	84,090	85,164	—	90
Non-owner occupied	234	582	—	816	38,402	39,218	—	209
Construction and Farmland:
Residential	—	—	—	—	9,706	9,706	—	—
Commercial	93	44	—	137	28,033	28,170	—	131
Consumer:
Installment	116	10	9	135	13,172	13,307	9	—
Residential:
Equity Lines	109	—	—	109	31,593	31,702	—	287
Single family	4,059	733	524	5,316	177,601	182,917	199	1,467
Multifamily	—	—	—	—	2,808	2,808	—	—
All Other Loans	—	—	—	—	3,465	3,465	—	—

Total	$6,043	$1,968	$623	$8,634	$409,463	$418,097	$208	$2,414

	As of December 31, 2011
	(in thousands)
	30 - 59	60 - 89	90 or More				90 or More
	Days	Days	Days	Total Past			Days Past Due	Nonaccrual
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Still Accruing	Loans
Commercial - Non Real Estate:
Commercial & Industrial	$114	$421	$—	$535	$22,331	$22,866	$—	$—
Commercial Real Estate:
Owner Occupied	174	9	447	630	82,476	83,106	—	600
Non-owner occupied	873	1,102	—	1,975	32,962	34,937	—	234
Construction and Farmland:
Residential	—	—	—	—	10,594	10,594	—	151
Commercial	—	—	—	—	24,375	24,375	—	—
Consumer:
Installment	114	13	5	132	13,053	13,185	5	—
Residential:
Equity Lines	217	30	—	247	33,182	33,429	—	177
Single family	2,187	194	717	3,098	176,111	179,209	89	1,287
Multifamily	—	—	—	—	4,517	4,517	—	—
All Other Loans	—	—	—	—	4,206	4,206	—	—

Total	$3,679	$1,769	$1,169	$6,617	$403,807	$410,424	$94	$2,449

Allowance for loan losses by segment for the years ended December 31, 2012 and 2011 were as follows:

	As of and for the Year Ended December 31, 2012 (in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:

Beginning Balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743
Charge-Offs	(1,313)	(1,381)	(1,118)	(207)	(116)	(28)	—	(4,163)
Recoveries	4	67	146	36	73	11	—	337
Provision	(29)	590	1,097	(26)	19	16	(7)	1,660

Ending balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577

Ending balance: Individually evaluated for impairment	$141	$1,176	$305	$737	$—	$—	$—	$2,359

Ending balance: collectively evaluated for impairment	$1,139	$1,644	$877	$143	$107	$122	$186	$4,218

Financing receivables:
Ending balance	$37,876	$217,427	$124,382	$21,640	$13,307	$3,465	$—	$418,097

Ending balance individually evaluated for impairment	$1,326	$7,695	$5,246	$985	$—	$—	$—	$15,252

Ending balance collectively evaluated for impairment	$36,550	$209,732	$119,136	$20,655	$13,307	$3,465	$—	$402,845

	As of and for the Year Ended December 31, 2011 (in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:

Beginning Balance	$1,386	$3,457	$1,231	$819	$182	$36	$—	$7,111
Charge-Offs	(721)	(1,203)	(14)	(572)	(331)	(125)	—	(2,966)
Recoveries	5	298	2	292	195	56	—	848
Provision	1,948	992	(162)	538	85	156	193	3,750

Ending balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743

Ending balance: Individually evaluated for impairment	$1,468	$2,071	$150	$544	$—	$—	$—	$4,233

Ending balance: collectively evaluated for impairment	$1,150	$1,473	$907	$533	$131	$123	$193	$4,510

Financing receivables:
Ending balance	$34,969	$217,155	$118,043	$22,866	$13,185	$4,206	$—	$410,424

Ending balance individually evaluated for impairment	$3,357	$9,748	$6,186	$599	$—	$—	$—	$19,890

Ending balance collectively evaluated for impairment	$31,612	$207,407	$111,857	$22,267	$13,185	$4,206	$—	$390,534

Impaired loans by class at December 31, 2012, 2011 and 2010 were as follows:

	As of December 31, 2012 (in thousands)
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	1,632	1,636	—	2,323	130
Non-owner occupied	2,290	2,296	—	2,378	147
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,102	1,103	—	1,159	18
Residential:
Equity lines	287	287	—	469	1
Single family	4,406	4,417	—	5,683	210
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$9,717	$9,739	$—	$12,012	$506

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$985	$994	$737	$1,062	$53
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,324	1,327	305	1,337	38
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	224	225	141	227	9
Residential:
Equity lines	358	359	252	366	12
Single family	2,644	2,652	924	2,674	125
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$5,535	$5,557	$2,359	$5,666	$237

Total:
Commercial	$985	$994	$737	$1,062	$53
Commercial Real Estate	5,246	5,259	305	6,038	315
Construction and Farmland	1,326	1,328	141	1,386	27
Residential	7,695	7,715	1,176	9,192	348
Other	—	—	—	—	—

Total	$15,252	$15,296	$2,359	$17,678	$743

	As of December 31, 2011 (in thousands)
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$5	$5	$—	$2	$—
Commercial Real Estate:
Owner Occupied	2,521	2,529	—	2,575	132
Non-owner occupied	2,552	2,567	—	2,623	110
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	361	361	—	466	21
Residential:
Equity lines	177	177	—	190	—
Single family	3,237	3,242	—	3,840	97
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$8,853	$8,881	$—	$9,696	$360

With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$594	$600	$544	$602	$26
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,112	1,124	150	1,128	64
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,997	3,006	1,468	3,012	147
Residential:
Equity lines	402	404	325	404	13
Single family	5,932	5,940	1,746	6,029	236
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—

	$11,037	$11,074	$4,233	$11,175	$486

Total:
Commercial	$599	$605	$544	$604	$26
Commercial Real Estate	6,185	6,220	150	6,326	306
Construction and Farmland	3,358	3,367	1,468	3,478	168
Residential	9,748	9,763	2,071	10,463	346
Other	—	—	—	—	—

Total	$19,890	$19,955	$4,233	$20,871	$846

Recorded investment is defined as the summation of the principal balance, accrued interest, and net deferred loan fees or costs. For the year ended December 31, 2010, the average recorded investment of impaired loans was $3.9 million. The interest income recognized on impaired loans was $309 thousand in 2010.

The Company uses a rating system for evaluating the risks associated with non-consumer loans. Consumer loans are not evaluated for risk unless the characteristics of the loan fall within classified categories. Descriptions of these ratings are as follows:

Pass	Pass loans exhibit acceptable operating trends, balance sheet trends, and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

Watch	Watch loans exhibit income volatility, negative operating trends, and a highly leveraged balance sheet. A higher level of supervision is required for these loans as the potential for a negative event could impact the borrower’s ability to repay the loan.

Special mention	Special mention loans exhibit a potential weakness, if left uncorrected, may negatively affect the borrower’s ability to repay its debt obligation. The risk of default is not imminent and the borrower still demonstrates sufficient cash flow to support the loan.

Substandard	Substandard loans exhibit well defined weaknesses and have a high probability of default. The borrowers exhibit adverse financial trends but still have the ability to service debt obligations.

Doubtful	Doubtful loans exhibit all of the characteristics inherent in substandard loans but the weaknesses make collection or full liquidation highly questionable.

Loss	Loss loans are considered uncollectible and of such little value that its continuance as a bankable asset is not warranted.

Credit quality information by class at December 31, 2012 and 2011 was as follows:

	As of December 31, 2012 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial-Non Real Estate:
Commercial & Industrial	$16,132	$2,289	$1,099	$1,891	$229	$—	$21,640
Commercial Real Estate:
Owner Occupied	72,916	6,503	1,737	3,918	90	—	85,164
Non-owner occupied	22,810	5,303	4,332	6,773	—	—	39,218
Construction and Farmland:
Residential	9,548	158	—	—	—	—	9,706
Commercial	21,155	1,777	854	4,384	—	—	28,170
Residential:
Equity Lines	30,165	426	172	843	96	—	31,702
Single family	148,904	12,048	10,672	10,780	513	—	182,917
Multifamily	1,905	903	—	—	—	—	2,808
All other loans	3,465	—	—	—	—	—	3,465

Total	$327,000	$29,407	$18,866	$28,589	$928	$—	$404,790

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,172	$135

	As of December 31, 2011 (in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial-Non Real Estate:
Commercial & Industrial	$16,960	$2,668	$991	$2,215	$32	$—	$22,866
Commercial Real Estate:
Owner Occupied	65,651	6,613	5,759	4,641	442	—	83,106
Non-owner occupied	21,573	6,688	1,330	5,113	233	—	34,937
Construction and Farmland:
Residential	9,839	—	755	—	—	—	10,594
Commercial	15,990	1,657	2,595	4,029	104	—	24,375
Residential:
Equity Lines	31,862	227	355	985	—	—	33,429
Single family	150,520	5,939	10,249	11,134	1,367	—	179,209
Multifamily	2,320	1,230	967	—	—	—	4,517
All other loans	3,485	—	721	—	—	—	4,206

Total	$318,200	$25,022	$23,722	$28,117	$2,178	$—	$397,239

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,053	$132

One consumer loan was rated as substandard for $8 thousand at December 31, 2012. One consumer loan was rated as watch for $17 thousand, one consumer loan was rated as special mention for $292 thousand, four consumer loans were rated as substandard for $19 thousand and one consumer loan was rated as doubtful for $5 thousand at December 31, 2011.

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

There were twenty-three (23) troubled debt restructured loans at December 31, 2012 amounting to $8.2 million. There were twenty-five (25) troubled debt restructured loans at December 31, 2011 amounting to $10.7 million. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2012.

The following table set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the years ended December 31, 2012 and 2011.

	For the Year Ended December 31, 2012 (in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Commercial Real Estate:
Owner occupied	1	$162	$162	$—
Construction and Farmland:
Commercial	1	95	95	—
Residential:
Single family	1	91	91	—

Total	3	$348	$348	$—

	For the Year Ended December 31, 2011 (in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Commercial Real Estate:
Non-owner occupied	2	$1,092	$1,092	$—
Construction and Farmland:
Commercial	1	1,530	1,530	713
Residential:
Single family	8	3,657	3,389	393

Total	11	$6,279	$6,011	$1,106

During the year ended December 31, 2012, the Company restructured three loans by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by granting an interest rate reduction. In addition, one owner occupied commercial real estate loan and one construction and farmland loan were modified by changing the amortization period to reduce the payment amount.

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

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the years ended December 31, 2012 and 2011 were:

	For the Year Ended December 31, 2012
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	1	$162
Construction and Farmland:
Commercial	1	87
Residential:
Single family	4	863

Total	6	$1,112

	For the Year Ended December 31, 2011
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	2	$613
Non-owner occupied	1	898
Construction and Farmland:
Commercial	1	99
Residential:
Single family	5	1,596

Total	9	$3,206

A loan is considered to be in payment default once it is thirty days contractually past due under the modified terms.

NOTE 6. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(in thousands)
Land	$3,727	$3,727
Buildings and improvements	16,943	14,914
Furniture and equipment	7,198	7,063

	$27,868	$25,704
Less accumulated depreciation	11,323	10,504

Bank premises and equipment, net	$16,545	$15,200

Depreciation expense on buildings and improvements was $432 thousand, $443 thousand, and $404 thousand for the years ended December 31, 2012, 2011, and 2010, respectively. Depreciation expense on furniture and equipment was $389 thousand, $400 thousand, and $375 thousand for the years ended December 31, 2012, 2011, and 2010, respectively.

The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. The total minimum rental commitment at December 31, 2012 under these leases was due as follows:

December 31, 2012
(in thousands)
2013	$83
2014	51
2015	51
2016	51
2017	51
Thereafter	768

$1,055

The total building and equipment rental expense was $144 thousand, $147 thousand, and $176 thousand in 2012, 2011, and 2010, respectively.

NOTE 7. Deposits

The composition of deposits at December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
	(in thousands)
Noninterest bearing demand deposits	$134,871	$107,237
Savings and interest bearing demand deposits:
NOW accounts	$92,275	$78,927
Money market accounts	85,021	83,393
Regular savings accounts	53,953	47,838

	$231,249	$210,158

Time deposits:
Balances of less than $100,000	$68,780	$76,956
Balances of $100,000 and more	42,201	54,114

	$110,981	$131,070

	$477,101	$448,465

Time deposits with balances of less than $100,000 include $10.0 million and $10.1 million in brokered certificates of deposit at December 31, 2012 and 2011, respectively. Time deposits with balances of $100,000 and more include $2.9 million and $6.5 million in brokered certificates of deposit at December 31, 2012 and 2011, respectively.

The outstanding balance of time deposits at December 31, 2012 was due as follows:

December 31, 2012
(in thousands)
2013	$79,313
2014	20,808
2015	5,034
2016	3,287
2017	2,207
Thereafter	332

$110,981

Deposit overdrafts reclassified as loans totaled $117 thousand and $156 thousand at December 31, 2012 and 2011, respectively.

NOTE 8. Borrowings

The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 16. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars in thousands)
Balance at year-end	$—	$—
Average balance during the year	174	85
Average interest rate during the year	0.78%	0.54%
Maximum month-end balance during the year	$6,475	$1,945
Gross lines of credit at year-end	36,000	36,000
Unused lines of credit at year-end	36,000	36,000

Securities sold under agreements to repurchase are borrowings in which the Bank obtains funds by selling securities and simultaneously agreeing to repurchase the securities for an agreed upon term at a given price which includes interest. The Company had no funds from customers through retail repurchase agreements at December 31, 2012. Generally, the term for retail repurchase agreements is the next business day. The Company had $10.0 million in funds from a larger financial institution through a wholesale repurchase agreement at December 31, 2012. The original term of this wholesale repurchase agreement, which was executed during 2008, was five years and the counterparty has the option to call the debt after three years. The amount of borrowings through securities sold under agreements to repurchase is restricted by the amount of securities which are designated for these transactions. The following table summarizes information related to securities sold under agreement to repurchase for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(dollars in thousands)
Balance at year-end	$10,000	$10,000
Average balance during the year	10,000	12,416
Average interest rate during the year	3.59%	2.93%
Maximum month-end balance during the year	$10,000	$14,050
Securities underlying the agreements at year-end:
Carrying value	12,118	12,150
Fair value	12,985	12,918

The Bank had a $113.8 million line of credit with the Federal Home Loan Bank of Atlanta which was secured by a blanket lien on the loan portfolio at December 31, 2012. The Company had $32.3 million in advances outstanding at December 31, 2012 (see details below); therefore, the unused line of credit totaled $81.5 million. Advances bear interest at a fixed or floating rate depending on the terms and maturity of each advance and numerous renewal options are available to the Company.

The Company had $32.3 million in long-term borrowings with the FHLB at December 31, 2012, which matures as follows: $2.3 million in 2014 and $30.0 million in 2015. The interest rates on the outstanding long-term advances at December 31, 2012 ranged from 3.02% to 4.07%. The weighted average interest rate on outstanding long-term advances at December 31, 2012 was 3.50%. The Company had no short-term borrowings with the FHLB at December 31, 2012.

NOTE 9. Income Taxes

The Company files income tax returns with the United States of America and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2009.

The net deferred tax asset at December 31, 2012 and 2011 consisted of the following components:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,236	$2,973
Deferred compensation	116	109
Accrued postretirement benefits	51	51
Home equity origination costs	35	36
Other than temporary impairment	876	876
Interest rate swap	216	197
Other real estate owned expenses	122	13
Other	351	125

	$4,003	$4,380

Deferred tax liabilities:
Property and equipment	$520	$566
Securities available for sale	1,970	1,681

	$2,490	$2,247

Net deferred tax asset	$1,513	$2,133

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2012, 2011 and 2010 consisted of the following components:

	December 31,
	2012	2011	2010
	(in thousands)
Current tax expense	$2,209	$1,688	$1,381
Deferred tax expense (benefit)	350	(317)	(362)

	$2,559	$1,371	$1,019

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2012, 2011 and 2010.

	December 31,
	2012	2011	2010
	(in thousands)
Statutory federal corporate tax amount	$3,097	$1,936	$1,572
Tax-exempt interest income	(563)	(563)	(544)
Other	25	(2)	(9)

	$2,559	$1,371	$1,019

NOTE 10. Pension and Postretirement Benefit Plans

Effective December 31, 2006, the pension plan was amended and frozen so that no further benefits will accrue under the plan and no additional employees may become participants. The pension plan was terminated effective September 30, 2011 and after receiving final approval from the Internal Revenue Service, distributions in the form of lump-sum cash payments to plan participants, rollovers and purchasing annuity contracts were completed on December 19, 2011. The Company recognized a loss of $589,000 on the distribution of the plan’s assets during 2011. The loss is included in salaries and employee benefits expense on the consolidated statements of income. An additional $141,000 in expense was incurred during 2011 for the purchase of employee retirement annuities. The expense is included in outside service fees on the consolidated statements of income. There were no expenses related to the pension plan recognized during 2012.

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

The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2012 but are included in other comprehensive income: unrecognized net actuarial gain of $44 thousand. The transition obligation included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2013 is $3 thousand.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2012, 2011, and 2010 and a statement of the funded status at December 31, 2012, 2011 and 2010 for the pension and postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Pension Plan			Postretirement Benefits Plan
	2012	2011	2010	2012	2011	2010
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$—	$3,684	$3,801	$150	$144	$154
Service cost	—	—	—	—	—	—
Interest cost	—	101	189	5	6	7
Actuarial loss (gain)	—	143	(246)	2	6	(11)
Benefits paid	—	(4,069)	(60)	(7)	(6)	(6)
Settlement loss	—	141	—	—	—	—

Benefit obligation, ending	$—	$—	$3,684	$150	$150	$144

Change in Plan Assets:
Fair value of plan assets, beginning	$—	$3,252	$2,955	$—	$—	$—
Actual return on plan assets	—	87	78	—	—	—
Employer contributions	—	730	279	7	6	6
Benefits paid	—	(4,069)	(60)	(7)	(6)	(6)

Fair value of plan assets, ending	$—	$—	$3,252	$—	$—	$—

	Pension Plan			Postretirement Benefits Plan
	2012	2011	2010	2012	2011	2010
	(in thousands)
Funded Status:
Funded status	$—	$—	$(432)	$(150)	$(150)	$(144)
Unrecognized net actuarial loss	—	—	—	—	—	—
Unrecognized net transition obligation	—	—	—	—	—	—
Unrecognized prior service cost	—	—	—	—	—	—

Accrued benefits	$—	$—	$(432)	$(150)	$(150)	$(144)

Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—	$—	$—	$—
Accrued liability	—	—	(432)	(150)	(150)	(144)

	$—	$—	$(432)	$(150)	$(150)	$(144)

Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss (gain)	$—	$—	$434	$(65)	$(76)	$(93)
Net transition obligation	—	—	—	—	—	—
Deferred tax (benefit)/liability	—	—	(147)	21	25	30

	$—	$—	$287	$(44)	$(51)	$(63)

The accumulated benefit obligation for the pension plan was distributed during 2011, and as a result, there was no accumulated benefit obligation at December 31, 2012 and 2011. The accumulated benefit obligation for the pension plan was $3.7 million at December 31, 2010. Due to the amendment of the pension plan, the accumulated benefit obligation and projected benefit obligation are equivalent at December 31, 2010.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the years ended December 31, 2012, 2011, and 2010:

	Pension Plan			Postretirement Benefits Plan
	2012	2011	2010	2012	2011	2010
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	—	101	189	5	6	7
Expected return on plan assets	—	(83)	(146)	—	—	—
Amortization of prior service costs	—	—	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	2
Recognized net loss due to settlement	—	141	—	—	—	—
Amortization of net actuarial loss	—	572	235	(8)	(11)	(9)

Net periodic benefit cost	$—	$731	$278	$(3)	$(5)	$—

The benefit obligation for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.10% for 2010. Due to the amendment of the pension plan, no rate of compensation increase was assumed for 2010.

The net periodic benefit cost for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.10% for 2011 and 5.00% for 2010, expected long-term return on plan assets of 5.00% for 2011 and 2010. Due to the amendment of the pension plan, no rate of compensation increase was assumed.

The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 3.50% for 2012, 4.25% for 2011, and 5.00% for 2010. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013 and 2014, 8.00% for 2015 and 2016, and 6.00% for 2017 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2012 would have increased by $6 thousand and the net periodic benefit cost for 2012 would have increased by less than $500. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2012 would have decreased by $5 thousand and the net periodic benefit cost for 2012 would have decreased by less than $500.

All plan assets were distributed to pension plan beneficiaries during 2011 and no future payments are expected.

Estimated future benefit payments at December 31, 2012, which reflect expected future service, as appropriate, were as follows:

Postretirement Benefits
(in thousands)
2013	$14
2014	15
2015	15
2016	14
2017	14
2018 - 2021	57

NOTE 11. Stock-Based Compensation

The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. The following table summarizes options outstanding at December 31, 2012, 2011, and 2010:

	2012			2011		2010
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	22,000	$21.59		22,000	$21.59	22,000	$21.59
Granted	—	—		—	—	—	—
Exercised	—	—		—	—	—	—
Forfeited	(2,000)	21.59		—	—	—	—

Outstanding, end of year	20,000	$21.59		22,000	$21.59	22,000	$21.59

Exercisable, end of year	20,000	$21.59	$8,200	22,000	$21.59	22,000	$21.59
Weighted average fair value of options granted during the year		$—			$—		$—

The aggregate intrinsic value in the table is equal to the amount that would have been received by the option holders had all options been exercised on December 31, 2012. It is derived from the amount by which the current market value of the underlying stock exceeds the exercise price of the option. This amount fluctuates in relation to the market value of the Company’s stock.

The following table summarizes options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.63	10,000	0.75	$21.63	10,000	$21.63
21.55	10,000	1.75	21.55	10,000	21.55

$21.55 - 21.63	20,000	1.25	$21.59	20,000	$21.59

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than six months. During 2012, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The following table presents the activity for Restricted Stock for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of year	13,700	$16.11	12,772	$16.89	13,335	$20.00
Granted	14,500	17.87	12,300	16.76	12,900	16.14
Vested	(10,963)	17.79	(9,291)	17.55	(7,936)	19.51
Forfeited	(737)	16.25	(2,081)	18.38	(5,527)	18.86

Nonvested, end of year	16,500	$16.53	13,700	$16.11	12,772	$16.89

The Company recognizes compensation expense over the restricted period. Compensation expense was $242 thousand, $166 thousand, and $116 thousand during 2012, 2011, and 2010, respectively. The total grant date fair value of Restricted Stock which vested was $195 thousand and $163 thousand for the years ended December 31, 2012 and 2011, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $52 thousand at December 31, 2012. This amount is expected to be recognized over a weighted average period of 1.0 years.

NOTE 12. Employee Benefits

The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2012, 2011, and 2010.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $867 thousand in 2012, $739 thousand in 2011, and $668 thousand in 2010.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $121 thousand and $146 thousand at December 31, 2012 and 2011, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $16 thousand in 2012 and $13 thousand in 2011 and 2010. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2012 and 2011, the amount of daily average required balances were approximately $919 thousand and $630 thousand, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250 thousand at December 31, 2012 and 2011.

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

On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7,000,000 and has an expiration date of December 1, 2016. The estimated fair value was $(635) thousand at December 31, 2012 and $(580) thousand at December 31, 2011. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 2.85% and receives interest quarterly at a variable rate of three month LIBOR. The variable rate resets on each interest payment date. The Company recognized interest expense of $170 thousand in 2012 and $180 thousand in 2011 related to this interest rate swap.

The following table summarizes the fair value of derivative instruments at December 31, 2012 and 2011:

	2012		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$635	Other Liabilities	$580

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheets at December 31, 2012 and 2011 and the Consolidated Statements of Income for December 31, 2012, 2011, and 2010:

Year Ended December 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Ineffective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Ineffective Portion)
	2012	2011		2012	2011	2010
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$ (36)	$ (271)	N/A	$ —	$ —	$ —

NOTE 15. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $11.1 million and $11.2 million at December 31, 2012 and 2011, respectively. These balances reflect total principal additions of $6.7 million and total principal payments of $6.8 million during 2012. The aggregate balance of deposits from directors, principal officers and their related parties was $12.8 million and $10.0 million at December 31, 2012 and 2011, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2012 and 2011.

At December 31, 2012, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2012 and 2011:

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2012:
Total Capital to Risk Weighted Assets
Consolidated	$72,304	17.98%	$32,171	8.00%	N/A
Bank of Clarke County	$66,891	16.74%	$31,968	8.00%	$39,960	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$67,258	16.73%	$16,085	4.00%	N/A
Bank of Clarke County	$61,876	15.48%	$15,984	4.00%	$23,976	6.00%
Tier 1 Capital to Average Assets
Consolidated	$67,258	11.70%	$22,990	4.00%	N/A
Bank of Clarke County	$61,876	10.86%	$22,787	4.00%	$28,484	5.00%

December 31, 2011:
Total Capital to Risk Weighted Assets
Consolidated	$67,155	16.96%	$31,670	8.00%	N/A
Bank of Clarke County	$60,930	15.55%	$31,338	8.00%	$39,172	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$62,159	15.70%	$15,835	4.00%	N/A
Bank of Clarke County	$55,986	14.29%	$15,669	4.00%	$23,503	6.00%
Tier 1 Capital to Average Assets
Consolidated	$62,159	10.88%	$22,844	4.00%	N/A
Bank of Clarke County	$55,986	9.86%	$22,706	4.00%	$28,382	5.00%

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

At December 31, 2012, the Bank’s retained earnings available for the payment of dividends to the Company was $10.9 million. Accordingly, $54.7 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2012. Funds available for loans or advances by the Bank to the Company amounted to $1.1 million at December 31, 2012.

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

At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2012	2011
	(dollar in thousands)
Commitments to extend credit	$25,086	$9,448
Unfunded commitments under lines of credit	68,959	65,193
Commercial and standby letters of credit	5,526	5,684

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2012, none of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2012 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $174 thousand.

NOTE 20. Trust Preferred Capital Notes

In June 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On June 20, 2007, Trust II issued $7,000,000 of trust preferred securities and $217,000 in common equity. The principal asset of Trust II is $7,217,000 of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate was 1.93% and 2.15% at December 31, 2012 and 2011, respectively. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2012, the total amount ($7,000,000) of trust preferred securities issued by Trust II are included in the Company’s Tier 1 capital.

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

NOTE 21. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2012 and 2011 are summarized as follows:

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,739	$6,762	$6,586	$6,479
Net interest income after provision for loan losses	5,527	5,624	4,716	5,655
Noninterest income	1,481	1,573	1,553	1,520
Noninterest expenses	4,613	4,380	4,577	4,970
Income before income taxes	2,395	2,817	1,692	2,205
Net income	1,714	2,002	1,253	1,581
Net income per common share, basic	0.52	0.60	0.38	0.47
Net income per common share, diluted	0.52	0.60	0.37	0.47
Dividends per common share	0.18	0.18	0.18	0.19

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,839	$6,864	$6,920	$6,948
Net interest income after provision for loan losses	4,672	4,706	4,682	4,956
Noninterest income	1,405	1,542	1,394	1,244
Noninterest expenses	4,504	4,444	4,567	5,393
Income before income taxes	1,573	1,804	1,509	807
Net income	1,167	1,323	1,139	693
Net income per common share, basic	0.36	0.40	0.34	0.21
Net income per common share, diluted	0.36	0.40	0.34	0.21
Dividends per common share	0.18	0.18	0.18	0.18

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011:

		Fair Value Measurements at December 31, 2012 Using
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$23,692	$—	$23,692	$—
Mortgage-backed securities	22,207	—	22,207	—
Obligations of states and political subdivisions	43,501	—	43,501	—
Corporate securities	11,156	—	11,156	—
Equity securities:
Bank preferred stock	2,198	2,198	—	—

Total assets at fair value	$102,754	$2,198	$100,556	$—

Liabilities:
Interest rate swap	635	—	635	—

Total liabilities at fair value	$635	$—	$635	$—

		Fair Value Measurements at December 31, 2011 Using
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$18,533	$—	$18,533	$—
Mortgage-backed securities	34,546	—	34,546	—
Obligations of states and political subdivisions	45,766	—	45,766	—
Corporate securities	13,043	—	13,043	—
Equity securities:
Bank preferred stock	2,246	2,246	—	—

Total assets at fair value	$114,134	$2,246	$111,888	$—

Liabilities:
Interest rate swap	580	—	580	—

Total liabilities at fair value	$580	$—	$580	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2012:

Quantitative information about Level 3 Fair Value Measurements for December 31, 2012
	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Impaired loans	Discounted appraised value	Selling cost	6% - 25% (11%)
Other real estate owned	Discounted appraised value	Selling cost	6% - 12% (7%)

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period:

Carrying value at December 31, 2012
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Financial Assets:
Impaired loans	$3,176	$—	$1,855	$1,321

Nonfinancial Assets:
Other real estate owned	2,928	—	2,320	608

Carrying value at December 31, 2011
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Financial Assets:
Impaired loans	$6,804	$—	$3,379	$3,425

Nonfinancial Assets:
Other real estate owned	2,378	—	1,742	636

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the twelve months ended December 31, 2012 were as follows:

	Fair Value Measurements at December 31, 2012
	Impaired	Other Real
	Loans	Estate Owned
	(in thousands)
Balance - January 1, 2012	$3,425	$636
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	1,283	608
Transfers out of Level 3	(3,387)	(636)

Total assets at fair value	$1,321	$608

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

The carrying amount and fair value of the Company’s financial instruments at December 31, 2012 and 2011 were as follows:

		Fair Value Measurements at December 31, 2012 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Carrying Value	Identical	Observable	Unobservable	Fair Value
	as of	Assets	Inputs	Inputs	as of
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
			(in thousands)
Financial Assets:
Cash and short-term investments	$48,690	$48,690	$—	$—	$48,690
Securities	102,754	2,198	100,556	—	102,754
Restricted Investments	2,777	—	2,777	—	2,777
Loans, net	411,520	—	423,367	1,321	424,688
Accrued interest receivable	1,899	—	1,899	—	1,899
Financial Liabilities:
Deposits	$477,101	$—	$478,294	$—	$478,294
Federal funds purchased and securities sold under agreements to repurchase	10,000	—	10,042	—	10,042
Federal Home Loan Bank advances	32,250	—	33,188	—	33,188
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	285	—	285	—	285
Interest rate swap contract	635	—	635	—	635

			December 31, 2011
	Carrying Value		(in thousands)		Fair Value
	as of				as of
	December 31, 2011				December 31, 2011
Financial assets:
Cash and short-term investments	$21,941				$21,941
Securities	114,134				114,134
Restricted Investments	3,520				3,520
Loans, net	401,681				418,230
Accrued interest receivable	2,037				2,037

Financial liabilities:
Deposits	$448,465				$449,990
Federal funds purchased and securities sold under agreements to repurchase	10,000				10,350
Federal Home Loan Bank advances	42,250				44,833
Trust preferred capital notes	7,217				7,217
Accrued interest payable	336				336
Interest rate swap contract	580				580

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

NOTE 23. New Branch Construction

On August 3, 2012, the Company entered into a $1.2 million contract to build its twelfth retail branch, located in Purcellville, Virginia. The branch is expected to be completed during the first half of 2013.

NOTE 24. Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2012 but before the financial statements are issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any subsequent events that require adjustment to, or disclosure in, the financial statements.

NOTE 25. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES , INC.

(Parent Company Only)

Balance Sheets

December 31, 2012 and 2011

(dollars in thousands)

	2012	2011
Assets
Cash held in subsidiary bank	$1,488	$313
Due from banks	504	503
Securities available for sale	3,261	5,165
Investment in subsidiaries, at cost, plus undistributed net income	65,574	59,157
Other assets	756	777

Total assets	$71,583	$65,915

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217	$7,217
Other liabilities	660	608

Total liabilities	$7,877	$7,825

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,340	8,217
Surplus	10,424	9,568
Retained earnings	41,494	37,374
Accumulated other comprehensive income	3,448	2,931

Total shareholders’ equity	$63,706	$58,090

Total liabilities and shareholders’ equity	$71,583	$65,915

EAGLE FINANCIAL SERVICES , INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands)

	2012	2011	2010
Income
Dividends from subsidiary bank	$800	$1,600	$1,500
Interest and dividends on securities available for sale	257	313	368
(Loss) on equity investments	—	—	—
Other income (loss)	38	(108)	16

Total income	$1,095	$1,805	$1,884

Expenses
Interest expense on borrowings	$318	$317	$316
Other operating expenses	192	179	112

Total expenses	$510	$496	$428

Income before income tax (benefit) and equity in undistributed net income of subsidiary bank	$585	$1,309	$1,456

Income Tax (Benefit)	(75)	(122)	(41)

Income before equity in undistributed net income of subsidiary bank	$660	$1,431	$1,497

Equity in Undistributed Net Income of Subsidiary Bank	5,890	2,891	2,108

Net income	$6,550	$4,322	$3,605

Comprehensive income	$7,067	$6,043	$3,723

EAGLE FINANCIAL SERVICES , INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands)

	2012	2011	2010
Cash Flows from Operating Activities
Net Income	$6,550	$4,322	$3,605
Adjustments to reconcile net income to net cash provided by operating activities (Loss) on securities	—	96	—
Stock-based compensation expense	242	166	116
(Discount accretion) premium amortization on securities	(1)	(2)	(1)
Undistributed earnings of subsidiary bank	(5,890)	(2,891)	(2,108)
Changes in assets and liabilities:
Decrease (increase) in other assets	30	(91)	(24)
(Decrease) increase in other liabilities	(2)	(4)	3

Net cash provided by operating activities	$929	$1,596	$1,591

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	$1,945	$500	$406

Net cash provided by investing activities	$1,945	$500	$406

Cash Flows from Financing Activities
Cash dividends paid	$(1,805)	$(1,764)	$(1,645)
Issuance of common stock, employee benefit plan	107	89	—
Retirement of common stock	—	(271)	—

Net cash (used in) financing activities	$(1,698)	$(1,946)	$(1,645)

Increase in cash	$1,176	$150	$352
Cash
Beginning	$816	$666	$314

Ending	$1,992	$816	$666

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management maintains a comprehensive system of internal control to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Those policies and procedures: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company, 2) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors, 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Changes in conditions will also impact the internal control effectiveness over time. Eagle Financial Services, Inc. and subsidiaries maintains an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2012, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 15, 2013.

Item 11.	Executive Compensation

The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 15, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 15, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 15, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2013 Annual Meeting of Shareholders to be held May 15, 2013.

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

(a)(3) Exhibits

The following exhibits, as applicable, are filed with this Form 10-K or incorporated by reference to previous filings.

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.4	Amended and Restated Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Offer Letter of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.10	Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.11	Addendum to the Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer

Date: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2013.

Signature	Title

/s/ JOHN R. MILLESON	President, Chief Executive Officer, and Director (principal executive officer)
John R. Milleson

/s/ KATHLEEN J. CHAPPELL	Vice President and Chief Financial Officer (principal financial and accounting officer)
Kathleen J. Chappell

/s/ THOMAS T. GILPIN	Chairman of the Board and Director
Thomas T. Gilpin

/s/ ROBERT W. SMALLEY, JR.	Vice Chairman of the Board and Director
Robert W. Smalley, Jr.

/s/ THOMAS T. BYRD	Director
Thomas T. Byrd

/s/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/s/ DOUGLAS C. RINKER	Director
Douglas C. Rinker

/s/ ROBERT E. SEVILA	Director
Robert E. Sevila

/s/ JOHN D. STOKELY, JR.	Director
John D. Stokely, Jr.

/s/ JAMES T. VICKERS	Director
James T. Vickers

/s/ RANDALL G. VINSON	Director
Randall G. Vinson

/s/ JAMES R. WILKINS, JR	Director
James R. Wilkins, Jr.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, restated in electronic format only as of March 1, 2006 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated March 1, 2006).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.4	Amended and Restated Employment Agreement of Elizabeth M. Pendleton (incorporated herein by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Offer Letter of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.10	Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.11	Addendum to the Agreement, dated August 23, 2011, by and between Eagle Financial Services, Inc. and Robert C. Boyd (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

21.1	Subsidiaries of the Company.

23.1	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements.