Form 10-Q
period 2013-03-31
EAGLE FINANCIAL SERVICES INC
filed 2013-05-15
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-20146
EAGLE FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1601306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 East Main Street P.O. Box 391 Berryville, Virginia	22,611
(Address of principal executive offices)	(Zip Code)
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of April 22, 2013 was 3,372,097.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$8,583	$9,782
Interest-bearing deposits with other institutions	13,246	38,908
Total cash and cash equivalents	21,829	48,690
Securities available for sale, at fair value	112,359	102,754
Restricted investments	2,642	2,777
Loans	423,850	418,097
Allowance for loan losses	(6,960)	(6,577)
Net Loans	416,890	411,520
Bank premises and equipment, net	16,834	16,545
Other real estate owned, net of allowance	2,928	2,928
Other assets	7,364	8,062
Total assets	$580,846	$593,276
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$135,650	$134,871
Savings and interest bearing demand deposits	227,876	231,249
Time deposits	109,554	110,981
Total deposits	$473,080	$477,101
Federal funds purchased and securities sold under agreements to repurchase	—	10,000
Federal Home Loan Bank advances	32,250	32,250
Trust preferred capital notes	7,217	7,217
Other liabilities	3,429	3,002
Total liabilities	$515,976	$529,570
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2013, 3,350,379; issued 2012, 3,336,022	8,376	8,340
Surplus	10,636	10,424
Retained earnings	42,657	41,494
Accumulated other comprehensive income	3,201	3,448
Total shareholders’ equity	$64,870	$63,706
Total liabilities and shareholders’ equity	$580,846	$593,276
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Interest and Dividend Income
Interest and fees on loans	$5,331	$5,675
Interest and dividends on securities available for sale:
Taxable interest income	547	598
Interest income exempt from federal income taxes	324	360
Dividends	67	103
Interest on deposits in banks	9	3
Total interest and dividend income	$6,278	$6,739
Interest Expense
Interest on deposits	326	444
Interest on federal funds purchased and securities sold under agreements to repurchase	28	91
Interest on Federal Home Loan Bank advances	270	298
Interest on trust preferred capital notes	34	38
Interest on interest rate swap	45	41
Total interest expense	$703	$912
Net interest income	$5,575	$5,827
Provision For Loan Losses	383	300
Net interest income after provision for loan losses	$5,192	$5,527
Noninterest Income
Income from fiduciary activities	$360	$240
Service charges on deposit accounts	343	352
Other service charges and fees	800	810
Gain on sale of securities	390	—
Other operating income	39	68
Total noninterest income	$1,932	$1,470
Noninterest Expenses
Salaries and employee benefits	$2,641	$2,613
Occupancy expenses	281	292
Equipment expenses	155	164
Advertising and marketing expenses	127	115
Stationery and supplies	78	71
ATM network fees	157	122
Other real estate owned expense	8	21
(Gain) loss on the sale of other real estate owned	—	(11)
FDIC assessment	97	183
Computer software expense	155	157
Bank franchise tax	101	101
Professional fees	241	261
Other operating expenses	542	513
Total noninterest expenses	$4,583	$4,602
Income before income taxes	$2,541	$2,395
Income Tax Expense	738	681
Net income	$1,803	$1,714
Earnings Per Share
Net income per common share, basic	$0.54	$0.52
Net income per common share, diluted	$0.53	$0.52
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$1,803	$1,714
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of deferred income taxes (benefit) of ($143) in 2013 and $87 in 2012	(278)	170
Change in fair value of interest rate swap, net of deferred income taxes of $17 in 2013 and $7 in 2012	31	12
Total other comprehensive (loss) income	(247)	182
Total comprehensive income	$1,556	$1,896
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$8,217	$9,568	$37,374	$2,931	$58,090
Net income			1,714		1,714
Other comprehensive income				182	182
Restricted stock awards, stock incentive plan (5,150 shares)	13	(13)			—
Income tax benefit on vesting of restricted stock		1			1
Stock-based compensation expense		45			45
Issuance of common stock, dividend investment plan (9,008 shares)	23	132			155
Dividends declared ($0.18 per share)			(596)		(596)
Balance, March 31, 2012	$8,253	$9,733	$38,492	$3,113	$59,591
Balance, December 31, 2012	$8,340	$10,424	$41,494	$3,448	63,706
Net income			1,803		1,803
Other comprehensive (loss)				(247)	(247)
Restricted stock awards, stock incentive plan (5,700 shares)	14	(14)			—
Income tax benefit on vesting of restricted stock		11			11
Stock-based compensation expense		56			56
Issuance of common stock, dividend investment plan (7,646 shares)	19	145			164
Issuance of common stock, employee benefit plan (1,011 shares)	3	14			17
Dividends declared ($0.19 per share)			(640)		(640)
Balance, March 31, 2013	$8,376	$10,636	$42,657	$3,201	$64,870
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$1,803	$1,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	190	212
Amortization of intangible and other assets	40	22
Provision for loan losses	383	300
(Gain) on the sale of other real estate owned	—	(11)
Loss on the sale of repossessed assets	—	2
(Gain) on the sale of securities	(390)	—
Accrual of restricted stock awards	56	44
Premium amortization on securities, net	23	48
Deferred tax benefit	876	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(87)	396
Increase in other liabilities	475	978
Net cash provided by operating activities	$3,369	$3,705
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$5,803	$6,344
Proceeds from the sale of securities available for sale	2,485	—
Purchases of securities available for sale	(17,946)	(2,157)
Proceeds from the sale of restricted securities	136	—
Purchases of bank premises and equipment	(479)	(1,328)
Proceeds from the sale of other real estate owned	—	191
Proceeds from the sale of repossessed assets	9	9
Net (increase) in loans	(5,758)	(6,738)
Net cash (used in) investing activities	$(15,750)	$(3,679)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, money market and savings accounts	$(2,594)	$6,833
Net (decrease) in certificates of deposit	(1,427)	(7,140)
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	(10,000)	—
Net (decrease) in Federal Home Loan Bank advances	—	(10,000)
Issuance of common stock, employee benefit plan	17	—
Cash dividends paid	(476)	(442)
Net cash (used in) financing activities	$(14,480)	$(10,749)

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Three Months Ended
	March 31,
	2013	2012
(Decrease) in cash and cash equivalents	$(26,861)	$(10,723)
Cash and Cash Equivalents
Beginning	48,690	21,941
Ending	$21,829	$11,218
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$775	$951
Income taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(421)	$257
Change in fair value of interest rate swap	$48	$19
Other real estate acquired in settlement of loans	$—	$579
Issuance of common stock, dividend investment plan	$164	$155

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2013
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2013 and December 31, 2012, the results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

The following table presents Restricted Stock activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	16,500	$16.53	13,700	$16.11
Granted	10,900	21.80	10,900	16.75
Vested	(5,700)	16.28	(5,150)	16.04
Forfeited	—	—	—	—
Nonvested, end of period	21,700	$19.24	19,450	$16.49

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2013 and 2012 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31,
	2013	2012
Average number of common shares outstanding	3,367,689	3,316,005
Effect of dilutive common stock	10,680	8,751
Average number of common shares outstanding used to calculate diluted earnings per share	3,378,369	3,324,756

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$34,512	$863	$(10)	$35,365
Mortgage-backed securities	19,599	1,047	(19)	20,627
Obligations of states and political subdivisions	41,857	2,136	(38)	43,955
Corporate securities	8,965	1,232	—	10,197
Equity securities	2,054	161	—	2,215
	$106,987	$5,439	$(67)	$112,359
	December 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,781	$911	$—	$23,692
Mortgage-backed securities	20,978	1,229	—	22,207
Obligations of states and political subdivisions	41,185	2,327	(11)	43,501
Corporate securities	9,963	1,193	—	11,156
Equity securities	2,054	144	—	2,198
	$96,961	$5,804	$(11)	$102,754

During the first three months of 2013, the Company sold $2.5 million in available for sale securities for a net gain of $390 thousand. There were no sales of securities available for sale during the first three months of 2012.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2013 and December 31, 2012 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,937	$10	$—	$—	$7,937	$10
Mortgage-backed securities	2,010	19	—	—	2,010	19
Obligations of states and political subdivisions	2,377	33	259	5	2,636	38
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$12,324	$62	$259	$5	$12,583	$67
	December 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	495	6	274	5	769	11
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$495	$6	$274	$5	$769	$11

Gross unrealized losses on available for sale securities included fifteen (15) and two (2) debt securities at March 31, 2013 and December 31, 2012, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2013 and December 31, 2012 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The current economic crisis involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at March 31, 2013 and December 31, 2012. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements. In addition, recent economic uncertainty and market events have led to unprecedented volatility in currency, commodity, credit and equity markets culminating in failures of some banking and financial services firms and government intervention to solidify others. These events underscore the level of investment risk associated with the current economic environment, and accordingly the level of risk in the Company’s securities.

Securities having a carrying value of $5.8 million at March 31, 2013 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	2,158	2,293
Community Bankers’ Bank Stock	140	140
	$2,642	$2,777

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012
		(in thousands)
Balance, beginning	$6,577	$8,743	$8,743
Provision charged to operating expense	383	1,660	300
Recoveries added to the allowance	42	337	81
Loan losses charged to the allowance	(42)	(4,163)	(237)
Balance, ending	$6,960	$6,577	$8,887

Nonaccrual and past due loans by class at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$35	$—	$549	$584	$20,813	$21,397	$319	$230
Commercial Real Estate:
Owner Occupied	1,009	252	—	1,261	90,451	91,712	—	85
Non-owner occupied	1,166	576	—	1,742	42,381	44,123	—	203
Construction and Farmland:
Residential	99	—	—	99	4,617	4,716	—	—
Commercial	92	—	—	92	26,643	26,735	—	125
Consumer:
Installment	144	17	3	164	12,999	13,163	3	—
Residential:
Equity Lines	825	40	65	930	30,496	31,426	65	278
Single family	4,230	1,402	375	6,007	178,228	184,235	244	1,796
Multifamily	—	—	—	—	2,812	2,812	—	—
All Other Loans	—	—	—	—	3,531	3,531	—	—
Total	$7,600	$2,287	$992	$10,879	$412,971	$423,850	$631	$2,717

	December 31, 2012
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$822	$225	$—	$1,047	$20,593	$21,640	$—	$230
Commercial Real Estate:
Owner Occupied	610	374	90	1,074	84,090	85,164	—	90
Non-owner occupied	234	582	—	816	38,402	39,218	—	209
Construction and Farmland:
Residential	—	—	—	—	9,706	9,706	—	—
Commercial	93	44	—	137	28,033	28,170	—	131
Consumer:
Installment	116	10	9	135	13,172	13,307	9	—
Residential:
Equity Lines	109	—	—	109	31,593	31,702	—	287
Single family	4,059	733	524	5,316	177,601	182,917	199	1,467
Multifamily	—	—	—	—	2,808	2,808	—	—
All Other Loans	—	—	—	—	3,465	3,465	—	—
Total	$6,043	$1,968	$623	$8,634	$409,463	$418,097	$208	$2,414

Allowance for loan losses by segment at March 31, 2013 and December 31, 2012 were as follows:

	As of and for the Three Months Ended
	March 31, 2013
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Charge-Offs	—	—	—	(14)	(23)	(5)	—	(42)
Recoveries	1	3	1	16	17	4	—	42
Provision	(428)	(26)	62	(111)	(12)	13	885	383
Ending balance	$853	$2,797	$1,245	$771	$89	$134	$1,071	$6,960
Ending balance: Individually evaluated for impairment	$139	$1,179	$298	$630	$—	$—	$—	$2,246
Ending balance: collectively evaluated for impairment	$714	$1,618	$947	$141	$89	$134	$1,071	$4,714
Financing receivables:
Ending balance	$31,451	$218,473	$135,835	$21,397	$13,163	$3,531	$—	$423,850
Ending balance individually evaluated for impairment	$1,308	$7,777	$5,064	$868	$—	$—	$—	$15,017
Ending balance collectively evaluated for impairment	$30,143	$210,696	$130,771	$20,529	$13,163	$3,531	$—	$408,833

	As of and for the Twelve Months Ended
	December 31, 2012
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743
Charge-Offs	(1,313)	(1,381)	(1,118)	(207)	(116)	(28)	—	(4,163)
Recoveries	4	67	146	36	73	11	—	337
Provision	(29)	590	1,097	(26)	19	16	(7)	1,660
Ending balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Ending balance: Individually evaluated for impairment	$141	$1,176	$305	$737	$—	$—	$—	$2,359
Ending balance: collectively evaluated for impairment	$1,139	$1,644	$877	$143	$107	$122	$186	$4,218
Financing receivables:
Ending balance	$37,876	$217,427	$124,382	$21,640	$13,307	$3,465	$—	$418,097
Ending balance individually evaluated for impairment	$1,326	$7,695	$5,246	$985	$—	$—	$—	$15,252
Ending balance collectively evaluated for impairment	$36,550	$209,732	$119,136	$20,655	$13,307	$3,465	$—	$402,845

Impaired loans by class at March 31, 2013 and December 31, 2012 were as follows:

	As of
	March 31, 2013
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	1,475	1,478	—	1,691	19
Non-owner occupied	2,274	2,278	—	2,347	30
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,085	1,087	—	1,111	9
Residential:
Equity lines	463	463	—	648	1
Single family	3,911	3,920	—	5,079	27
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$9,208	$9,226	$—	$10,876	$86
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$868	$877	$630	$963	$11
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,315	1,318	298	1,322	18
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	223	224	139	225	2
Residential:
Equity lines	218	219	218	216	1
Single family	3,185	3,195	961	3,202	37
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$5,809	$5,833	$2,246	$5,928	$69
Total:
Commercial	$868	$877	$630	$963	$11
Commercial Real Estate	5,064	5,074	298	5,360	67
Construction and Farmland	1,308	1,311	139	1,336	11
Residential	7,777	7,797	1,179	9,145	66
Other	—	—	—	—	—
Total	$15,017	$15,059	$2,246	$16,804	$155

	As of
	December 31, 2012
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	1,632	1,636	—	2,323	130
Non-owner occupied	2,290	2,296	—	2,378	147
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,102	1,103	—	1,159	18
Residential:
Equity lines	287	287	—	469	1
Single family	4,406	4,417	—	5,683	210
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$9,717	$9,739	$—	$12,012	$506
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$985	$994	$737	$1,062	$53
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,324	1,327	305	1,337	38
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	224	225	141	227	9
Residential:
Equity lines	358	359	252	366	12
Single family	2,644	2,652	924	2,674	125
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$5,535	$5,557	$2,359	$5,666	$237
Total:
Commercial	$985	$994	$737	$1,062	$53
Commercial Real Estate	5,246	5,259	305	6,038	315
Construction and Farmland	1,326	1,328	141	1,386	27
Residential	7,695	7,715	1,176	9,192	348
Other	—	—	—	—	—
Total	$15,252	$15,296	$2,359	$17,678	$743

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

Credit quality information by class at March 31, 2013 and December 31, 2012 was as follows:

	As of
	March 31, 2013
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,039	$2,197	$1,007	$1,924	$230	$—	$21,397
Commercial Real Estate:
Owner Occupied	79,054	6,700	1,984	3,889	85	—	91,712
Non-owner occupied	29,785	3,508	4,063	6,767	—	—	44,123
Construction and Farmland:
Residential	4,558	158	—	—	—	—	4,716
Commercial	20,143	1,885	349	4,358	—	—	26,735
Residential:
Equity Lines	29,683	564	379	706	94	—	31,426
Single family	150,384	12,285	10,030	10,919	617	—	184,235
Multifamily	1,916	896	—	—	—	—	2,812
All other loans	3,531	—	—	—	—	—	3,531
Total	$335,093	$28,193	$17,812	$28,563	$1,026	$—	$410,687

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$12,999	$164

	As of
	December 31, 2012
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,132	$2,289	$1,099	$1,891	$229	$—	$21,640
Commercial Real Estate:
Owner Occupied	72,916	6,503	1,737	3,918	90	—	85,164
Non-owner occupied	22,810	5,303	4,332	6,773	—	—	39,218
Construction and Farm land:
Residential	9,548	158	—	—	—	—	9,706
Commercial	21,155	1,777	854	4,384	—	—	28,170
Residential:
Equity Lines	30,165	426	172	843	96	—	31,702
Single family	148,904	12,048	10,672	10,780	513	—	182,917
Multifamily	1,905	903	—	—	—	—	2,808
All other loans	3,465	—	—	—	—	—	3,465
Total	$327,000	$29,407	$18,866	$28,589	$928	$—	$404,790

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,172	$135

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

There were twenty-three (23) troubled debt restructured loans totaling $8.2 million at March 31, 2013 and December 31, 2012. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2013.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three months ended March 31, 2013 and March 31, 2012:

		Three Months Ended
		March 31, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Residential
Equity lines	1	$184	$184	$—
Total	1	$184	$184	$—

		Three Months Ended
		March 31, 2012
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Residential
Single family	1	$91	$91	$—
Total	1	$91	$91	$—

During the three months ended March 31, 2013 , the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties. A residential loan was modified by changing payments to interest-only in order to reduce the monthly payment for a period of time.

During the three months ended March 31, 2012, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties. A residential loan was modified by granting an interest rate reduction.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	March 31, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	1	$161
Non-owner occupied	1	556
Residential
Single family	4	$962
Total	6	$1,679

	Three Months Ended
	March 31, 2012
	(in thousands)
	Number of Contracts	Recorded Investment
Residential
Single family	1	$196
Total	1	$196

A loan is considered to be in payment default once it is thirty days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Noninterest bearing demand deposits	$135,650	$134,871
Savings and interest bearing demand deposits:
NOW accounts	$81,441	$92,275
Money market accounts	88,488	85,021
Regular savings accounts	57,947	53,953
	$227,876	$231,249
Time deposits:
Balances of less than $100,000	$68,528	$68,780
Balances of $100,000 and more	41,026	42,201
	$109,554	$110,981
	$473,080	$477,101

NOTE 8. Postretirement Benefit Plans

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

Generally Accepted Accounting Principles (“GAAP”) requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its postretirement benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.

Net periodic benefit costs of the postretirement benefit plan were $(1) thousand for the three months ended March 31, 2013 and 2012.
NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at March 31, 2013 was 1.91%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2013, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

		Fair Value Measurements at
		March 31, 2013
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$35,365	$—	$35,365	$—
Mortgage-backed securities	20,627	—	20,627	—
Obligations of states and political subdivisions	43,955	—	43,955	—
Corporate securities	10,197	—	10,197	—
Equity securities:
Bank preferred stock	2,215	2,215	—	—
Total assets at fair value	$112,359	$2,215	$110,144	$—
Liabilities:
Interest rate swap	587	—	587	—
Total liabilities at fair value	$587	$—	$587	$—

		Fair Value Measurements at
		December 31, 2012
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$23,692	$—	$23,692	$—
Mortgage-backed securities	22,207	—	22,207	—
Obligations of states and political subdivisions	43,501	—	43,501	—
Corporate securities	11,156	—	11,156	—
Equity securities:
Bank preferred stock	2,198	2,198	—	—
Total assets at fair value	$102,754	$2,198	$100,556	$—
Liabilities:
Interest rate swap	635	—	635	—
Total liabilities at fair value	$635	$—	$635	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at March 31, 2013 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	March 31, 2013
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	6% - 25%	12%
Other real estate owned	Discounted appraised value	Selling cost	6% - 12%	7%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012:

		Carrying value at
		March 31, 2013
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,563	$—	$1,989	$1,574
Nonfinancial Assets:
Other real estate owned	2,928	138	2,642	148
		Carrying value at
		December 31, 2012
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,176	$—	$1,855	$1,321
Nonfinancial Assets:
Other real estate owned	2,928	—	2,320	608

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the period ended March 31, 2013 were as follows:

	Fair Value Measurements at
	March 31, 2013
	Impaired Loans	Other Real Estate Owned
	(in thousands)
Balance - January 1, 2013	$1,321	$608
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	617	148
Transfers out of Level 3	(364)	(608)
Total assets at fair value	$1,574	$148

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

The carrying value and fair value of the Company’s financial instruments at March 31, 2013 and December 31, 2012 were as follows:

	Fair Value Measurements at
	March 31, 2013
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
	(in thousands)
Financial Assets:
Cash and short-term investments	$21,829	$21,829	$—	$—	$21,829
Securities	112,359	2,215	110,144	—	112,359
Restricted Investments	2,642	—	2,642	—	2,642
Loans, net	416,890	—	425,530	1,574	427,104
Accrued interest receivable	1,964	—	1,964	—	1,964

Financial Liabilities:
Deposits	$473,080	$—	$474,121	$—	$474,121
Federal Home Loan Bank advances	32,250	—	33,098	—	33,098
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	213	—	213	—	213
Interest rate swap contract	587	—	587	—	587

	Fair Value Measurements at
	December 31, 2012
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
	(in thousands)
Financial assets:
Cash and short-term investments	$48,690	$48,690	$—	$—	$48,690
Securities	102,754	2,198	100,556	—	102,754
Restricted Investments	2,777	—	2,777	—	2,777
Loans, net	411,520	—	423,367	1,321	424,688
Accrued interest receivable	1,899	—	1,899	—	1,899

Financial liabilities:
Deposits	$477,101	$—	$478,294	$—	$478,294
Federal funds purchased and securities sold under agreements to repurchase	10,000	—	10,042	—	10,042
Federal Home Loan Bank advances	32,250	—	33,188	—	33,188
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	285	—	285	—	285
Interest rate swap contract	635	—	635	—	635

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

The following table summarizes the fair value of derivative instruments at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$587	Other Liabilities	$635

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at March 31, 2013 and 2012 and the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$31	$12	Not applicable	$—	$—

NOTE 12. Change in Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses on available for sale securities, change in fair value of interest rate swaps and changes in benefit obligations and plan assets for the post retirement benefit plan. Changes to other comprehensive income are presented net of tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income are recorded in the Consolidated Statements of Income either as a gain or loss.

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended
	March 31, 2013
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
December 31, 2012	$3,824	$(419)	$43	$3,448
Other comprehensive (loss) income before reclassifications	(31)	48	—	17
Reclassifications from other comprehensive (loss) income	(390)	—	—	(390)
Tax effect of current period changes	143	(17)	—	126
Current period changes net of taxes	(278)	31	—	(247)
March 31, 2013	$3,546	$(388)	$43	$3,201

	Three Months Ended
	March 31, 2012
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
December 31, 2011	$3,263	$(382)	$50	$2,931
Other comprehensive income before reclassifications	257	19	—	276
Reclassifications from other comprehensive income	—	—	—	—
Tax effect of current period changes	(87)	(7)	—	(94)
Current period changes net of taxes	170	12	—	182
March 31, 2012	$3,433	$(370)	$50	$3,113

For the three months ended March 31, 2013, $390 thousand was reclassified out of comprehensive income as realized gains on the sales of available for sale securities. For the three months ended March 31, 2012, there were no reclassifications from other comprehensive income.

NOTE 13. Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

NOTE 14. New Branch Construction
On August 3, 2012, the Company entered into a $1.2 million contract to build its twelfth retail branch, located in Purcellville, Virginia. The branch is expected to be completed during the second quarter of 2013.

NOTE 15. Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2013 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2012 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2013, the Company had total assets of $580.8 million, net loans of $416.9 million, total deposits of $473.1 million, and shareholders’ equity of $64.9 million. The Company’s net income was $1.8 million for the three months ended March 31, 2013.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income during the first quarter of 2013 was $1.8 million, an increase of $89 thousand or 5.19% as compared to net income during the first quarter of 2012 of $1.7 million. Earnings per share, basic were $0.54 and $0.52 for the first quarter of 2013 and 2012, respectively. Earnings per share, diluted were $0.53 and $0.52 for the first quarter of 2013 and 2012, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the first quarter of 2013 and 2012 was 1.27% and 1.23%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the first quarter of 2013 and 2012 was 11.42% and 11.74%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $5.6 million and $5.8 million for the first quarter of 2013 and 2012, respectively, which represents a decrease of $252 thousand or 4.32%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Average interest earning assets increased $12.5 million from the three months ended March 31, 2012 to the three months ended March 31, 2013 while the average yield decreased 44 basis points over that same period. Total interest income was $6.3 million and $6.7 million for the first quarter of 2013 and 2012, respectively, which represents a decrease of $461 thousand or 6.84%. Total interest expense was $703 thousand and $912 thousand for the first quarter of 2013 and 2012, respectively, which represents a decrease of $209 thousand or 22.92%. Average interest bearing liabilities decreased $11.6 million from the three months ended March 31, 2012 to the three months ended March 31, 2013 while the interest bearing liabilities rate decreased 19 basis points over the same period.

The net interest margin was 4.29% and 4.56% for the first quarter of 2013 and 2012, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2013 and 2012. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,331	$5,675
Interest Income - Securities and Other Interest-Earnings Assets	947	1,064
Interest Expense - Deposits	326	444
Interest Expense - Other Borrowings	377	468
Total Net Interest Income	$5,575	$5,827
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$24	$26
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	167	186
Total Tax Benefit on Tax-Exempt Interest Income	$191	$212
Tax-Equivalent Net Interest Income	$5,766	$6,039

The tax-equivalent yield on earning assets decreased 44 basis points from 5.25% for the first quarter of 2012 to 4.81% for the same period in 2013. During that same time, the tax-equivalent yield on securities decreased 30 basis points from 4.32% to 4.02%. The tax equivalent yield on loans decreased 37 basis points from 5.55% for the first quarter of 2012 to 5.18% for the same time period in 2013. The average rate on interest bearing liabilities decreased 19 basis points from 0.94% for the first quarter of 2012 to 0.75% for the same time period in 2013. The average rate on interest bearing deposits decreased 14 basis points from 0.53% to 0.39% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings increased 21 basis points from 3.45% to 3.66% for the first quarter of 2012 and 2013, respectively. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate which remained at 0.25% during the first quarter of 2013. The rate on wholesale repurchase agreements was fixed at 3.54% during the first quarter of 2013, but matured on January 30, 2013. The Company has not borrowed funds through retail repurchase agreements since June 2011. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased two basis point from 3.42% to 3.40% for the first quarter of 2012 and 2013. There were no significant changes in asset mix during the first quarter of 2013.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $383 thousand and $300 thousand for the first quarter of 2013 and 2012, respectively. The higher provision for loan losses is mainly reflective of the loan growth and increased past due loans experienced during the first quarter of 2013.

Noninterest Income

Total noninterest income for the first quarter of 2013 and 2012 was $1.9 million and $1.5 million, respectively, which represents an increase of $462 thousand or 31.43%. Management reviews the activities which generate noninterest income on an ongoing basis. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

Gain on sale of securities increased $390 thousand or 100% from zero to $390 thousand for the first quarter of 2012 and 2013, respectively. During the first three months of 2013, the Company sold $2.5 million in available for sale securities for a net gain of $390 thousand. There were no sales of securities available for sale during the first three months of 2012.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $120 thousand or 50.00% from $240 thousand during the first quarter of 2012 to $360 thousand during the first quarter of 2013. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2013, the Company determined that it had under-accrued trust fees receivable during 2011 and 2012. An adjustment was made to increase the trust fees receivable account and increase the corresponding income from fiduciary activities. This adjustment accounts for the majority of the increase in income between the first quarter of 2012 and the first quarter of 2013.

Service charges on deposit accounts decreased $9 thousand or 2.56% from $352 thousand to $343 thousand for the first quarter of 2012 and 2013, respectively. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income.

Other service charges and fees decreased $10 thousand or 1.23% from $810 thousand during the first quarter of 2012 to $800 thousand during the first quarter of 2013. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Commissions from the sale of non-deposit investment products through Eagle Investment Group were $177 thousand and $143 thousand during the first quarter of 2013 and 2012, respectively. This represents an increase of $34 thousand or 23.78%. The amount of fees generated from the Bank’s ATM/debit card programs increased $7 thousand or 2.11% from $331 thousand to $338 thousand during the first quarter of 2012 and 2013, respectively. The Dodd-Frank Act amended the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. This could potentially lower the Bank’s debit card income significantly in the future. Fees generated from the origination of mortgage loans for the secondary market decreased $38 thousand or 28.36% from $134 thousand to $96 thousand during the first quarter of 2012 and 2013, respectively. This decrease in fees is due to decreased activity in this product.

Other operating income decreased $29 thousand or 42.65% from $68 thousand to $39 thousand during the first quarter of 2012 and 2013, respectively. This change resulted mostly from the timing of receiving income from the Company’s investments in Banker's Title and Banker’s Insurance.

Noninterest Expenses

Total noninterest expenses remained stable at $4.6 million during the first quarter of 2012 and 2013. The efficiency ratio of the Company was 62.71% and 61.06% for the three months ended March 31, 2013 and 2012. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

Salaries and benefits remained stable at $2.6 million during the first quarter of 2012 and 2013. Occupancy expenses decreased $11 thousand or 3.77% from $292 thousand to $281 thousand during the first quarter of 2012 and 2013, respectively. Equipment expenses decreased $9 thousand or 5.49% from $164 thousand to $155 thousand during the first quarter of 2012 and 2013, respectively.

Advertising and marketing expenses increased $12 thousand or 10.43% from $115 thousand to $127 thousand during the first quarter of 2012 and 2013, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community.

Stationary and supplies increased $7 thousand or 9.86% from $71 thousand to $78 thousand during the first quarter of 2012 and 2013, respectively. This expense varies from quarter to quarter based on the timing of orders placed and supplies used. ATM network fees increased $35 thousand or 28.69% from $122 thousand to $157 thousand during the first quarter of 2012 and 2013, respectively. ATM network fees fluctuate based on the usage of ATM and debit cards. Other real estate owned expense decreased $13 thousand or 61.90% from $21 thousand to $8 thousand during the first quarter of 2012 and 2013, respectively.

FDIC assessments decreased $86 thousand or 46.99% from $183 thousand to $97 thousand during the first quarter of 2012 and 2013, respectively. During the second quarter of 2012, the Company determined that it had expensed too much of its remaining prepaid FDIC insurance balance during the period of October 1, 2011 through March 31, 2012. An adjustment was made to increase the prepaid balance and decrease the corresponding expense. This is the basis for the decrease in expense between the first quarter of 2013 and 2012. On December 30 2009, the Company prepaid their estimated quarterly FDIC assessments of $2.3 million for 2010, 2011, and 2012. The remaining prepaid FDIC balance at June 28, 2013 will be refunded to the Company. Computer software expenses decreased $2 thousand or 1.27% from $157 thousand to $155 thousand during the first quarter of 2012 and 2013, respectively. Bank franchise tax remained stable at $101 thousand during the first quarter of 2012 and 2013. The bank franchise tax calculation is driven largely by the amount of the Bank’s capital.

Professional fees decreased $20 thousand or 7.66% from $261 thousand to $241 thousand during the first quarter of 2012 and 2013, respectively. Other operating expenses increased $29 thousand or 5.65% from $513 thousand to $542 thousand during the first quarter of 2012 and 2013, respectively. This category is primarily comprised of the cost for services required during normal operations of the Company. Expenses which are directly affected by the number of branch locations and volume of accounts at the Bank include postage, insurance, and credit card processing fees.

Income Taxes

Income tax expense was $738 thousand and $681 thousand during the first quarter of 2013 and 2012, respectively. These amounts correspond to an effective tax rate of 29.04% and 28.43% for the first quarter of 2013 and 2012, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $112.4 million at March 31, 2013, compared to $102.8 million at December 31, 2012. This represents an increase of $9.6 million or 9.35%. The Company purchased $17.9 million in securities during the first quarter of 2013. The Company had total maturities and principal repayments of $5.8 million and total sales of $2.5 million during the first quarter of 2013. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2013. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2013 and December 31, 2012. The Company had an unrealized gain on available for sale securities of $5.4 million at March 31, 2013 as compared to an unrealized gain of $5.8 million at December 31, 2012. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $423.9 million and $418.1 million at March 31, 2013 and December 31, 2012, respectively. This represents an increase of $5.8 million or 1.38% during the first quarter of 2013. The ratio of loans to deposits increased during the first quarter of 2013 from 87.63% at December 31, 2012 to 89.59% at March 31, 2013.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2013 and December 31, 2012.

Loans secured by real estate were $385.8 million or 91.01% and $379.7 million or 90.81% of total loans at March 31, 2013 and December 31, 2012, respectively. This represents an increase of $6.1 million or 1.60% during the first quarter of 2013. Consumer installment loans were $13.2 million or 3.11% and $13.3 million or 3.18% of total loans at March 31, 2013 and December 31, 2012, respectively. This represents a decrease of $144 thousand or 1.08% during the first quarter of 2013. Commercial and industrial loans were $21.4 million or 5.05% and $21.6 million or 5.18% of total loans at March 31, 2013 and December 31, 2012, respectively. This represents a decrease of $243 thousand or 1.12% for the first quarter of 2013.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012. Charged-off loans were $42 thousand and $237 thousand for the three months ended March 31, 2013 and 2012, respectively. Recoveries were $42 thousand and $81 thousand for the three months ended March 31, 2013 and 2012, respectively. This resulted in net charge-offs of zero and $156 thousand for the three months ended March 31, 2013 and 2012, respectively. The allowance for loan losses as a percentage of loans was 1.64% at March 31, 2013 and 1.57% at December 31, 2012. Management believes that the allowance for loan losses is currently adequate to absorb potential future losses inherent in the loan portfolio. The allowance for loan losses was 123.29% of nonperforming assets at March 31, 2013 and 123.12% of nonperforming assets at December 31, 2012. Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets and other real estate owned (foreclosed properties). Nonaccrual loans were $2.7 million and $2.4 million at March 31, 2013 and December 31, 2012, respectively. The increase in nonaccrual loans resulted from the addition of several small loans to nonaccrual status. Other real estate owned and repossessed assets were $2.9 million at March 31, 2013 and December 31, 2012. The was no change in other real estate owned during the three months ended March 31, 2013. The Company held 10 other real estate assets with an average balance of $293 thousand at March 31, 2013 and December 31, 2012. The percentage of nonperforming assets to loans and other real estate owned was 1.32% at March 31, 2013 and 1.27% at December 31, 2012. Total loans past due 90 days or more and still accruing interest were $631 thousand and $208 thousand at March 31, 2013 and December 31, 2012, respectively.

During the first quarter of 2013, the Bank placed six loans totaling $549 thousand on nonaccrual status. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2013, the Company had $8.2 million in restructured loans with specific allowances totaling $168 thousand. At March 31, 2013, total restructured loans performing under the restructured terms and accruing interest were $7.8 million. Two loans, totaling $303 thousand, were in nonaccrual status at March 31, 2013.

Deposits

Total deposits were $473.1 million and $477.1 million at March 31, 2013 and December 31, 2012, respectively. This represents a decrease of $4.0 million or 0.84% during the first quarter of 2013. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2013 and December 31, 2012.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $779 thousand or 0.58% from $134.9 million at December 31, 2012 to $135.7 million at March 31, 2013. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts decreased $3.4 million or 1.46% from $231.2 million at December 31, 2012 to $227.9 million at March 31, 2013. Time deposits decreased $1.4 million or 1.29% from $111.0 million at December 31, 2012 to $109.6 million at March 31, 2013. This is comprised of a decrease in time deposits of $100,000 and more of $1.2 million or 2.78% and a decrease in time deposits of less than $100,000 of $252 thousand or 0.37%. Certificates of deposit also included $12.9 million in brokered certificates of deposit at March 31, 2013 and December 31, 2012.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2013 was $64.9 million, reflecting a percentage of total assets of 11.17%, as compared to $63.7 million and 10.74% at December 31, 2012. During the first quarter of 2012 and 2013, the Company paid a dividend of $0.18 and $0.19, respectively. Total dividends paid during 2012 were $0.73 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. For capital adequacy purposes, financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 16.95% at March 31, 2013 as compared to 16.73% at December 31, 2012. The Company’s total risk-based capital ratio was 18.21% at March 31, 2013 as compared to 17.98% at December 31, 2012. The Company’s Tier 1 capital to average total assets ratio was 12.03% at March 31, 2013 as compared to 11.70% at December 31, 2012. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2013, liquid assets totaled $206.0 million as compared to $237.0 million at December 31, 2012. These amounts represent 39.92% and 44.74% of total liabilities at March 31, 2013 and December 31, 2012, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2012 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.    Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of May, 2013.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.