Form 10-Q
period 2013-06-30
EAGLE FINANCIAL SERVICES INC
filed 2013-08-14
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of July 23, 2013 was 3,388,005.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$9,467	$9,782
Interest-bearing deposits with other institutions	1,165	38,908
Total cash and cash equivalents	10,632	48,690
Securities available for sale, at fair value	106,503	102,754
Restricted investments	2,642	2,777
Loans	436,357	418,097
Allowance for loan losses	(6,978)	(6,577)
Net Loans	429,379	411,520
Bank premises and equipment, net	17,287	16,545
Other real estate owned, net of allowance	2,630	2,928
Other assets	16,600	8,062
Total assets	$585,673	$593,276
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$135,802	$134,871
Savings and interest bearing demand deposits	234,430	231,249
Time deposits	103,080	110,981
Total deposits	$473,312	$477,101
Federal funds purchased and securities sold under agreements to repurchase	5,616	10,000
Federal Home Loan Bank advances	32,250	32,250
Trust preferred capital notes	7,217	7,217
Other liabilities	2,860	3,002
Total liabilities	$521,255	$529,570
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2013, 3,366,954; issued 2012, 3,336,022	8,417	8,340
Surplus	10,935	10,424
Retained earnings	44,018	41,494
Accumulated other comprehensive income	1,048	3,448
Total shareholders’ equity	$64,418	$63,706
Total liabilities and shareholders’ equity	$585,673	$593,276
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Interest and fees on loans	$5,343	$5,748	$10,674	$11,423
Interest and dividends on securities available for sale:
Taxable interest income	518	554	1,065	1,152
Interest income exempt from federal income taxes	314	351	638	711
Dividends	42	107	109	210
Interest on deposits in banks	6	2	15	5
Total interest and dividend income	$6,223	$6,762	$12,501	$13,501
Interest Expense
Interest on deposits	288	397	614	841
Interest on federal funds purchased and securities sold under agreements to repurchase	1	89	29	180
Interest on Federal Home Loan Bank advances	273	273	543	571
Interest on trust preferred capital notes	33	37	67	75
Interest on interest rate swap	45	42	90	83
Total interest expense	$640	$838	$1,343	$1,750
Net interest income	$5,583	$5,924	$11,158	$11,751
Provision For Loan Losses	384	300	767	600
Net interest income after provision for loan losses	$5,199	$5,624	$10,391	$11,151
Noninterest Income
Income from fiduciary activities	$273	$281	$633	$521
Service charges on deposit accounts	366	370	709	722
Other service charges and fees	1,443	868	2,243	1,678
Gain on sale of securities	10	14	400	14
Other operating income	377	40	416	108
Total noninterest income	$2,469	$1,573	$4,401	$3,043
Noninterest Expenses
Salaries and employee benefits	$2,910	$2,671	$5,551	$5,284
Occupancy expenses	319	287	600	579
Equipment expenses	191	176	346	340
Advertising and marketing expenses	144	100	271	215
Stationery and supplies	68	69	146	140
ATM network fees	143	135	300	257
Other real estate owned expense	20	29	28	50
(Gain) loss on the sale of other real estate owned	(53)	(4)	(53)	(15)
FDIC assessment	96	(77)	193	106
Computer software expense	164	101	319	236
Bank franchise tax	101	95	202	196
Professional fees	284	259	525	520
Other operating expenses	565	539	1,107	1,074
Total noninterest expenses	$4,952	$4,380	$9,535	$8,982
Income before income taxes	$2,716	$2,817	$5,257	$5,212
Income Tax Expense	715	815	1,453	1,496
Net income	$2,001	$2,002	$3,804	$3,716
Earnings Per Share
Net income per common share, basic	$0.59	$0.60	$1.13	$1.12
Net income per common share, diluted	$0.59	$0.60	$1.12	$1.12
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$2,001	$2,002	$3,804	$3,716
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of deferred income taxes (benefit) of ($1,149) and $200 for the three months ended June 30, 2013 and 2012, respectively and ($1,292) and $287 for the six months ended June 30, 2013 and 2012, respectively	(2,230)	386	(2,508)	556
Change in fair value of interest rate swap, net of deferred income taxes (benefit) of $40 and ($25) for the three months ended June 30, 2013 and 2012, respectively and $56 and ($18) for the six months ended June 30, 2013 and 2012, respectively	77	(47)	108	(35)
Total other comprehensive (loss) income	(2,153)	339	(2,400)	521
Total comprehensive (loss) income	$(152)	$2,341	$1,404	$4,237
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$8,217	$9,568	$37,374	$2,931	$58,090
Net income			3,716		3,716
Other comprehensive income				521	521
Restricted stock awards, stock incentive plan (7,363 shares)	19	(19)			—
Income tax benefit on vesting of restricted stock		2			2
Stock-based compensation expense		90			90
Issuance of common stock, dividend investment plan (16,696 shares)	42	266			308
Issuance of common stock, employee benefit plan (6,099 shares)	15	91			106
Dividends declared ($0.36 per share)			(1,194)		(1,194)
Balance, June 30, 2012	$8,293	$9,998	$39,896	$3,452	$61,639
Balance, December 31, 2012	$8,340	$10,424	$41,494	$3,448	63,706
Net income			3,804		3,804
Other comprehensive (loss)				(2,400)	(2,400)
Restricted stock awards, stock incentive plan (9,699 shares)	24	(24)			—
Income tax benefit on vesting of restricted stock		18			18
Stock-based compensation expense		116			116
Issuance of common stock, dividend investment plan (15,139 shares)	38	290			328
Issuance of common stock, employee benefit plan (6,094 shares)	15	111			126
Dividends declared ($0.38 per share)			(1,280)		(1,280)
Balance, June 30, 2013	$8,417	$10,935	$44,018	$1,048	$64,418
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$3,804	$3,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	387	422
Amortization of intangible and other assets	76	56
Provision for loan losses	767	600
(Gain) on the sale of other real estate owned	(53)	(15)
Loss on the sale and disposal of assets	2	2
(Gain) on the sale of securities	(400)	(14)
Accrual of restricted stock awards	116	90
Premium amortization on securities, net	74	99
Deferred tax benefit	876	—
Changes in assets and liabilities:
(Increase) in other assets	(8,243)	(1,410)
Increase in other liabilities	23	1,642
Net cash (used in) provided by operating activities	$(2,571)	$5,188
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$11,781	$11,138
Proceeds from the sale of securities available for sale	2,756	1,571
Purchases of securities available for sale	(21,760)	(2,157)
Proceeds from the sale of restricted securities	136	577
Purchases of bank premises and equipment	(1,130)	(1,593)
Proceeds from the sale of other real estate owned	351	800
Proceeds from the sale of repossessed assets	11	53
Net (increase) in loans	(18,632)	(19,394)
Net cash (used in) investing activities	$(26,487)	$(9,005)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$4,111	$19,076
Net (decrease) in certificates of deposit	(7,901)	(13,424)
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	(4,384)	—
Net (decrease) in Federal Home Loan Bank advances	—	(10,000)
Issuance of common stock, employee benefit plan	126	106
Cash dividends paid	(952)	(886)
Net cash (used in) financing activities	$(9,000)	$(5,128)

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Six Months Ended
	June 30,
	2013	2012
(Decrease) in cash and cash equivalents	$(38,058)	$(8,945)
Cash and Cash Equivalents
Beginning	48,690	21,941
Ending	$10,632	$12,996
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,426	$1,798
Income taxes	$1,622	$1,445
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(3,800)	$843
Change in fair value of interest rate swap	$164	$(53)
Other real estate acquired in settlement of loans	$—	$579
Issuance of common stock, dividend investment plan	$328	$308

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2013
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2013 and December 31, 2012, the results of operations for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures. The Company recognizes compensation expense over the restricted period.

The following table presents Restricted Stock activity for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	16,500	$16.53	13,700	$16.11
Granted	14,900	22.06	14,500	17.87
Vested	(9,699)	16.47	(7,363)	16.10
Forfeited	(651)	16.75	(737)	16.25
Nonvested, end of period	21,050	$20.46	20,100	$17.37

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2013 and 2012 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Average number of common shares outstanding	3,378,955	3,326,999	3,373,353	3,321,502
Effect of dilutive common stock	10,109	8,891	10,395	8,821
Average number of common shares outstanding used to calculate diluted earnings per share	3,389,064	3,335,890	3,383,748	3,330,323

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$35,485	$555	$(906)	$35,134
Mortgage-backed securities	17,855	556	(113)	18,298
Obligations of states and political subdivisions	41,652	1,128	(324)	42,456
Corporate securities	8,474	981	—	9,455
Equity securities	1,044	116	—	1,160
	$104,510	$3,336	$(1,343)	$106,503
	December 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,781	$911	$—	$23,692
Mortgage-backed securities	20,978	1,229	—	22,207
Obligations of states and political subdivisions	41,185	2,327	(11)	43,501
Corporate securities	9,963	1,193	—	11,156
Equity securities	2,054	144	—	2,198
	$96,961	$5,804	$(11)	$102,754

During the six months ended June 30, 2013, the Company sold $2.8 million in available for sale securities for a net gain of $400 thousand. During the six months ended June 30, 2012, the Company sold $1.6 million in available for sale securities for a net gain of $14 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2013 and December 31, 2012 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,962	$906	$—	$—	$22,962	$906
Mortgage-backed securities	3,066	113	—	—	3,066	113
Obligations of states and political subdivisions	8,394	324	—	—	8,394	324
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$34,422	$1,343	$—	$—	$34,422	$1,343
	December 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	495	6	274	5	769	11
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$495	$6	$274	$5	$769	$11

Gross unrealized losses on available for sale securities included forty-five (45) and two (2) debt securities at June 30, 2013 and December 31, 2012, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2013 and December 31, 2012 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at June 30, 2013 and December 31, 2012. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $5.2 million at June 30, 2013 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	2,158	2,293
Community Bankers’ Bank Stock	140	140
	$2,642	$2,777

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2013 and 2012 and the year ended December 31, 2012 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2013	2012	2012
		(in thousands)
Balance, beginning	$6,577	$8,743	$8,743
Provision charged to operating expense	767	1,660	600
Recoveries added to the allowance	80	337	131
Loan losses charged to the allowance	(446)	(4,163)	(846)
Balance, ending	$6,978	$6,577	$8,628

Nonaccrual and past due loans by class at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$66	$—	$230	$296	$20,526	$20,822	$—	$230
Commercial Real Estate:
Owner Occupied	753	452	—	1,205	93,660	94,865	—	81
Non-owner occupied	1,022	197	—	1,219	51,498	52,717	—	197
Construction and Farmland:
Residential	—	22	—	22	4,921	4,943	—	—
Commercial	41	42	—	83	26,852	26,935	—	121
Consumer:
Installment	138	1	5	144	13,293	13,437	5	—
Residential:
Equity Lines	310	21	—	331	31,508	31,839	—	271
Single family	2,387	373	666	3,426	181,163	184,589	196	1,495
Multifamily	—	—	—	—	2,782	2,782	—	—
All Other Loans	—	—	—	—	3,428	3,428	—	—
Total	$4,717	$1,108	$901	$6,726	$429,631	$436,357	$201	$2,395

	December 31, 2012
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$822	$225	$—	$1,047	$20,593	$21,640	$—	$230
Commercial Real Estate:
Owner Occupied	610	374	90	1,074	84,090	85,164	—	90
Non-owner occupied	234	582	—	816	38,402	39,218	—	209
Construction and Farmland:
Residential	—	—	—	—	9,706	9,706	—	—
Commercial	93	44	—	137	28,033	28,170	—	131
Consumer:
Installment	116	10	9	135	13,172	13,307	9	—
Residential:
Equity Lines	109	—	—	109	31,593	31,702	—	287
Single family	4,059	733	524	5,316	177,601	182,917	199	1,467
Multifamily	—	—	—	—	2,808	2,808	—	—
All Other Loans	—	—	—	—	3,465	3,465	—	—
Total	$6,043	$1,968	$623	$8,634	$409,463	$418,097	$208	$2,414

Allowance for loan losses by segment at June 30, 2013 and December 31, 2012 were as follows:

	As of and For the Six Months Ended
	June 30, 2013
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Charge-Offs	—	(218)	—	(174)	(43)	(11)	—	(446)
Recoveries	3	15	3	24	30	5	—	80
Provision	28	304	433	219	—	(29)	(188)	767
Ending balance	$1,311	$2,921	$1,618	$949	$94	$87	$(2)	$6,978
Ending balance: Individually evaluated for impairment	$204	$1,386	$289	$520	$—	$—	$—	$2,399
Ending balance: collectively evaluated for impairment	$1,107	$1,535	$1,329	$429	$94	$87	$(2)	$4,579
Financing receivables:
Ending balance	$31,878	$219,210	$147,582	$20,822	$13,437	$3,428	$—	$436,357
Ending balance individually evaluated for impairment	$1,381	$7,208	$5,032	$681	$—	$—	$—	$14,302
Ending balance collectively evaluated for impairment	$30,497	$212,002	$142,550	$20,141	$13,437	$3,428	$—	$422,055

	As of and for the Twelve Months Ended
	December 31, 2012
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743
Charge-Offs	(1,313)	(1,381)	(1,118)	(207)	(116)	(28)	—	(4,163)
Recoveries	4	67	146	36	73	11	—	337
Provision	(29)	590	1,097	(26)	19	16	(7)	1,660
Ending balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Ending balance: Individually evaluated for impairment	$141	$1,176	$305	$737	$—	$—	$—	$2,359
Ending balance: collectively evaluated for impairment	$1,139	$1,644	$877	$143	$107	$122	$186	$4,218
Financing receivables:
Ending balance	$37,876	$217,427	$124,382	$21,640	$13,307	$3,465	$—	$418,097
Ending balance individually evaluated for impairment	$1,326	$7,695	$5,246	$985	$—	$—	$—	$15,252
Ending balance collectively evaluated for impairment	$36,550	$209,732	$119,136	$20,655	$13,307	$3,465	$—	$402,845

Impaired loans by class at June 30, 2013 and December 31, 2012 were as follows:

	As of
	June 30, 2013
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$160	$173	$—	$332	$5
Commercial Real Estate:
Owner Occupied	1,467	1,472	—	1,689	38
Non-owner occupied	2,259	2,269	—	2,347	54
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,028	1,029	—	1,057	20
Residential:
Equity lines	456	456	—	647	3
Single family	2,069	2,072	—	3,535	16
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$7,439	$7,471	$—	$9,607	$136
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$521	$521	$521	$574	$9
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,306	1,309	289	1,318	33
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	353	355	204	360	8
Residential:
Equity lines	220	221	220	216	3
Single family	4,463	4,478	1,165	4,498	103
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$6,863	$6,884	$2,399	$6,966	$156
Total:
Commercial	$681	$694	$521	$906	$14
Commercial Real Estate	5,032	5,050	289	5,354	125
Construction and Farmland	1,381	1,384	204	1,417	28
Residential	7,208	7,227	1,385	8,896	125
Other	—	—	—	—	—
Total	$14,302	$14,355	$2,399	$16,573	$292

The average recorded investment of impaired loans for the second quarter of 2013 was $16.4 million. The interest income recognized on impaired loans for the three months ended June 30, 2013 was $139 thousand.

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

Special mention
Special mention loans exhibit a potential weakness, which if left uncorrected, may negatively affect the borrower’s ability to repay its debt obligation. The risk of default is not imminent and the borrower still demonstrates sufficient cash flow to support the loan.

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

Credit quality information by class at June 30, 2013 and December 31, 2012 was as follows:

	As of
	June 30, 2013
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,560	$2,002	$433	$1,597	$230	$—	$20,822
Commercial Real Estate:
Owner Occupied	80,103	8,466	2,364	3,851	81	—	94,865
Non-owner occupied	31,209	11,186	3,594	6,728	—	—	52,717
Construction and Farmland:
Residential	4,821	122	—	—	—	—	4,943
Commercial	20,251	2,151	594	3,939	—	—	26,935
Residential:
Equity Lines	30,277	501	373	596	92	—	31,839
Single family	151,628	12,741	9,961	9,725	534	—	184,589
Multifamily	1,854	928	—	—	—	—	2,782
All other loans	3,428	—	—	—	—	—	3,428
Total	$340,131	$38,097	$17,319	$26,436	$937	$—	$422,920

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,293	$144

	As of
	December 31, 2012
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,132	$2,289	$1,099	$1,891	$229	$—	$21,640
Commercial Real Estate:
Owner Occupied	72,916	6,503	1,737	3,918	90	—	85,164
Non-owner occupied	22,810	5,303	4,332	6,773	—	—	39,218
Construction and Farm land:
Residential	9,548	158	—	—	—	—	9,706
Commercial	21,155	1,777	854	4,384	—	—	28,170
Residential:
Equity Lines	30,165	426	172	843	96	—	31,702
Single family	148,904	12,048	10,672	10,780	513	—	182,917
Multifamily	1,905	903	—	—	—	—	2,808
All other loans	3,465	—	—	—	—	—	3,465
Total	$327,000	$29,407	$18,866	$28,589	$928	$—	$404,790

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,172	$135

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

There were twenty-three (23) troubled debt restructured loans totaling $8.1 million at June 30, 2013. At December 31, 2012, there were twenty-three (23) troubled debt restructured loans totaling $8.2 million. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2013.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and six months ended June 30, 2013 and June 30, 2012:

		Three Months Ended
		June 30, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued

	0	$—	$—	$—
	0	$—	$—	$—

		Three Months Ended
		June 30, 2012
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Commercial Real Estate
Owner Occupied	1	$162	$162	$—
	1	$162	$162	$—

		Six Months Ended
		June 30, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Residential
Equity lines	1	$184	$184	$—
Total	1	$184	$184	$—

		Six Months Ended
		June 30, 2012
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Commercial Real Estate
Owner Occupied	1	$162	$162	$—
Residential
Single family	1	91	91	—
Total	2	$253	$253	$—

During the three months ended June 30, 2013 , the Company had no new restructured loans. During the six months ended June 30, 2013, the Company restructured one loan by granting concessions to borrowers experiencing financial difficulties. A residential loan was modified by changing payments to interest-only in order to reduce the monthly payment for a period of time.

During the three months ended June 30, 2012, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties. An owner-occupied commercial real estate loan was modified by changing the amortization period to reduce the payment amount. During the six months ended June 30, 2012, the Company restructured two loans by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by granting an interest rate reduction. In addition, one owner-occupied commercial real estate loan was modified by changing the amortization period to reduce the payment amount.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	June 30, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	1	$138
Non-owner occupied	1	557
Residential
Single family	4	954
Total	6	$1,649

	Three Months Ended
	June 30, 2012
	(in thousands)
	Number of Contracts	Recorded Investment
Residential
Single Family	2	$555
Total	2	$555

	Six Months Ended
	June 30, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	2	$298
Non-owner occupied	1	557
Residential
Single family	4	$954
Total	7	$1,809

	Six Months Ended
	June 30, 2012
	(in thousands)
	Number of Contracts	Recorded Investment
Residential
Single family	2	$555
Total	2	$555

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Noninterest bearing demand deposits	$135,802	$134,871
Savings and interest bearing demand deposits:
NOW accounts	$87,450	$92,275
Money market accounts	88,301	85,021
Regular savings accounts	58,679	53,953
	$234,430	$231,249
Time deposits:
Balances of less than $100,000	$66,262	$68,780
Balances of $100,000 and more	36,818	42,201
	$103,080	$110,981
	$473,312	$477,101

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

Net periodic benefit costs of the postretirement benefit plan were $(1) thousand for the three months ended June 30, 2013 and 2012. Net periodic benefit costs of the postretirement benefit plan for the six months ended June 30, 2013 and 2012 were $(2) thousand.
NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at June 30, 2013 was 1.89%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2013, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

		Fair Value Measurements at
		June 30, 2013
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$35,134	$—	$35,134	$—
Mortgage-backed securities	18,298	—	18,298	—
Obligations of states and political subdivisions	42,456	—	42,456	—
Corporate securities	9,455	—	9,455	—
Equity securities:
Bank preferred stock	1,160	1,160	—	—
Total assets at fair value	$106,503	$1,160	$105,343	$—
Liabilities:
Interest rate swap	471	—	471	—
Total liabilities at fair value	$471	$—	$471	$—

		Fair Value Measurements at
		December 31, 2012
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$23,692	$—	$23,692	$—
Mortgage-backed securities	22,207	—	22,207	—
Obligations of states and political subdivisions	43,501	—	43,501	—
Corporate securities	11,156	—	11,156	—
Equity securities:
Bank preferred stock	2,198	2,198	—	—
Total assets at fair value	$102,754	$2,198	$100,556	$—
Liabilities:
Interest rate swap	635	—	635	—
Total liabilities at fair value	$635	$—	$635	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at June 30, 2013 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	June 30, 2013
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	7% - 32%	12%
Other real estate owned	Discounted appraised value	Selling cost	6% - 12%	7%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012:

		Carrying value at
		June 30, 2013
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$4,464	$—	$2,043	$2,421
Nonfinancial Assets:
Other real estate owned	2,630	—	2,630	—
		Carrying value at
		December 31, 2012
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,176	$—	$1,855	$1,321
Nonfinancial Assets:
Other real estate owned	2,928	—	2,320	608

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the period ended June 30, 2013 were as follows:

	Fair Value Measurements at
	June 30, 2013
	Impaired Loans	Other Real Estate Owned
	(in thousands)
Balance - January 1, 2013	$1,321	$608
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	1,976	—
Transfers out of Level 3	(876)	(608)
Total assets at fair value	$2,421	$—

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

The carrying value and fair value of the Company’s financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	Fair Value Measurements at
	June 30, 2013
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
	(in thousands)
Financial Assets:
Cash and short-term investments	$10,632	$10,632	$—	$—	$10,632
Securities	106,503	1,160	105,343	—	106,503
Restricted Investments	2,642	—	2,642	—	2,642
Loans, net	429,379	—	434,215	2,421	436,636
Accrued interest receivable	1,864	—	1,864	—	1,864

Financial Liabilities:
Deposits	$473,312	$—	$473,975	$—	$473,975
Federal funds purchased and securities sold under agreements to repurchase	5,616	—	5,616	—	5,616
Federal Home Loan Bank advances	32,250	—	32,876	—	32,876
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	202	—	202	—	202
Interest rate swap contract	471	—	471	—	471

	Fair Value Measurements at
	December 31, 2012
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
	(in thousands)
Financial assets:
Cash and short-term investments	$48,690	$48,690	$—	$—	$48,690
Securities	102,754	2,198	100,556	—	102,754
Restricted Investments	2,777	—	2,777	—	2,777
Loans, net	411,520	—	423,367	1,321	424,688
Accrued interest receivable	1,899	—	1,899	—	1,899

Financial liabilities:
Deposits	$477,101	$—	$478,294	$—	$478,294
Federal funds purchased and securities sold under agreements to repurchase	10,000	—	10,042	—	10,042
Federal Home Loan Bank advances	32,250	—	33,188	—	33,188
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	285	—	285	—	285
Interest rate swap contract	635	—	635	—	635

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

The following table summarizes the fair value of derivative instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$471	Other Liabilities	$635

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at June 30, 2013 and 2012 and the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$77	$(47)	Not applicable	$—	$—

	Six Months Ended
	June 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$108	$(35)	Not applicable	$—	$—

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended
	June 30,
	2013				2012
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
March 31	$3,546	$(388)	$43	$3,201	$3,433	$(370)	$50	$3,113
Other comprehensive (loss) income before reclassifications	(3,369)	117	—	(3,252)	600	(72)	—	528
Reclassifications from other comprehensive (loss) income	(10)	—	—	(10)	(14)	—	—	(14)
Tax effect of current period changes	1,149	(40)	—	1,109	(200)	25	—	(175)
Current period changes net of taxes	(2,230)	77	—	(2,153)	386	(47)	—	339
June 30	$1,316	$(311)	$43	$1,048	$3,819	$(417)	$50	$3,452

	Six Months Ended
	June 30,
	2013				2012
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
December 31	$3,824	$(419)	$43	$3,448	$3,263	$(382)	$50	$2,931
Other comprehensive income before reclassifications	(3,400)	164	—	(3,236)	857	(53)	—	804
Reclassifications from other comprehensive income	(400)	—	—	(400)	(14)	—	—	(14)
Tax effect of current period changes	1,292	(56)	—	1,236	(287)	18	—	(269)
Current period changes net of taxes	(2,508)	108	—	(2,400)	556	(35)	—	521
June 30	$1,316	$(311)	$43	$1,048	$3,819	$(417)	$50	$3,452

For the three and six months ended June 30, 2013, $10 thousand and $400 thousand, respectively, was reclassified out of comprehensive income as realized gains on the sales of available for sale securities. For the three and six months ended June 30, 2012, $14 thousand and $14 thousand, respectively, was reclassified out of comprehensive income as realized gains on the sales of available for sale securities.

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

NOTE 14. Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2013 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At June 30, 2013, the Company had total assets of $585.7 million, net loans of $429.4 million, total deposits of $473.3 million, and shareholders’ equity of $64.4 million. The Company’s net income was $3.8 million for the six months ended June 30, 2013.

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

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2013 was $3.8 million, an increase of $88 thousand or 2.37% as compared to net income for the six months ended June 30, 2012 of $3.7 million. Earnings per share, basic and diluted were $1.13 and $1.12 for the six months ended June 30, 2013 and 2012, respectively. Net income during the second quarter of 2013 and the second quarter of 2012 was $2.0 million. Earnings per share, basic and diluted were $0.59 and $0.60 for the second quarter of 2013 and 2012, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2013 and 2012 was 1.33%.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2013 and 2012 was 11.91% and 12.52%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $11.2 million and $11.8 million for the six months ended June 30, 2013 and 2012, respectively, which represents a decrease of $593 thousand or 5.05%. Net interest income was $5.6 million and $5.9 million for the second quarter of 2013 and 2012, respectively, which represents a decrease of $341 thousand or 5.76%. The amount of net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Average interest earning assets increased $10.7 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 while the average yield decreased 47 basis points over that same period. Total interest income was $12.5 million and $13.5 million for the six months ended June 30, 2013 and 2012, respectively, which represents a decrease of $1.0 million or 7.41%. Total interest income was $6.2 million and $6.8 million for the second quarter of 2013 and 2012, respectively, which represents a decrease of $539 thousand or 7.97%. Total interest expense was $1.3 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively, which represents a decrease of $407 thousand or 23.26%. Total interest expense was $640 thousand and $838 thousand for the second quarter of 2013 and 2012, respectively, which represents a decrease of $198 thousand or 23.63%. Average interest bearing liabilities decreased $10.9 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 while the interest bearing liabilities rate decreased 18 basis points over the same period.

The net interest margin was 4.26% and 4.58% for the six months ended June 30, 2013 and 2012, respectively. The net interest margin was 4.28% and 4.60% for the second quarter of 2013 and 2012, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2013 and 2012. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,343	$5,748	$10,674	$11,423
Interest Income - Securities and Other Interest-Earnings Assets	880	1,014	1,827	2,078
Interest Expense - Deposits	288	397	614	841
Interest Expense - Other Borrowings	352	441	729	909
Total Net Interest Income	$5,583	$5,924	$11,158	$11,751
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$24	$26	$48	$53
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	162	181	329	366
Total Tax Benefit on Tax-Exempt Interest Income	$186	$207	$377	$419
Tax-Equivalent Net Interest Income	$5,769	$6,131	$11,535	$12,170

The tax-equivalent yield on earning assets decreased 48 basis points from 5.24% for the six months ended June 30, 2012 to 4.76% for the same period in 2013. During that same time, the tax-equivalent yield on securities decreased 47 basis points from 4.31% to 3.84%. The tax equivalent yield on loans decreased 41 basis points from 5.53% for the six months ended June 30, 2012 to 5.12% for the same time period in 2013. The average rate on interest bearing liabilities decreased 19 basis points from 0.91% for the six months ended June 30, 2012 to 0.72% for the same time period in 2013. The average rate on interest bearing deposits decreased 13 basis points from 0.50% to 0.37% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased three basis points from 3.50% to 3.47% for the six months ended June 30, 2012 and 2013, respectively. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate which remained at 0.25% during the second quarter of 2013. The rate on wholesale repurchase agreements was fixed at 3.54%, but matured on January 30, 2013. The Company has not borrowed funds through retail repurchase agreements since June 2011. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased one basis point from 3.41% to 3.40% for the six months ended June 30, 2012 and 2013. There were no significant changes in asset mix during the six months ended June 30, 2013.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $767 thousand and $600 thousand for the six months ended June 30, 2013 and 2012, respectively. The higher provision for loan losses is mainly reflective of the loan growth experienced during the second quarter of 2013.

Noninterest Income

Total noninterest income for the six months ended June 30, 2013 and 2012 was $4.4 million and $3.0 million, respectively, which represents an increase of $1.4 million or 44.63%. Total noninterest income for the second quarter of 2013 and 2012 was $2.5 million and $1.6 million, respectively, which represents an increase of $896 thousand or 56.96%. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three and six months ended June 30, 2013 and 2012, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Income from fiduciary activities	$273	$281	$(8)	(3)%	$633	$521	$112	21%
Service changes on deposit accounts	366	370	(4)	(1)%	709	722	(13)	(2)%
Other service charges and fees	1,443	868	575	66%	2,243	1,678	565	34%
Gain on sale of securities	10	14	(4)	(29)%	400	14	386	2,757%
Other operating income	377	40	337	843%	416	108	308	285%
Total noninterest income	$2,469	$1,573	$896	57%	$4,401	$3,043	$1,358	45%

Gain on sale of securities increased $386 thousand or 2,757.14% from $14 thousand to $400 thousand for the six months ended June 30, 2012 and 2013, respectively. During the six months ended June 30, 2013, the Company sold $2.8 million in available for sale securities. During the six months ended June 30, 2012, the Company sold $1.6 million in available for sale securities.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $112 thousand or 21.50% from $521 thousand during the six months ended June 30, 2012 to $633 thousand during the six months ended June 30, 2013. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2013, the Company determined that it had under-accrued trust fees receivable during 2011 and 2012. An adjustment was made to increase the trust fees receivable account and increase the corresponding income from fiduciary activities. This adjustment accounts for the majority of the increase in income between the first quarter of 2012 and the first quarter of 2013.

Other service charges and fees increased $565 thousand or 33.67% from $1.7 million during the six months ended June 30, 2012 to $2.2 million during the six months ended June 30, 2013. Other service charges and fees increased $575 thousand or 66.24% from $868 thousand during the three months ended June 30, 2012 to $1.4 million during the three months ended June 30, 2013. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. The majority of this increase is due to the sale of the merchant card portfolio which occurred in June 2013, resulting in gross proceeds of $450 thousand.

Other operating income increased $308 thousand or 285.19% from $108 thousand to $416 thousand during the six months ended June 30, 2012 and 2013, respectively. Other operating income increased $337 thousand or 842.50% from $40 thousand to $377 thousand during the three months ended June 30, 2012 and 2013, respectively. This change resulted mostly from the receipt of life insurance benefits in the amount of $254 thousand.

Several one time events, as noted above, including the sale of the merchant card portfolio, the receipt of life insurance benefits and the adjustment made to the the trust fees receivable account, have helped to mitigate declining interest income.

Noninterest Expenses

Total noninterest expenses increased $553 thousand or 6.16% from $9.0 million to $9.5 million for the six months ended June 30, 2012 and 2013. Total noninterest expenses increased $572 thousand or 13.06% from $4.4 million to $5.0 million for the second quarter of 2012 and 2013, respectively. The efficiency ratio of the Company was 64.36% and 58.63% for the six months ended June 30, 2013 and 2012. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing non interest expense by the sum of tax equivalent net interest income and non interest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of non-interest expense for the three and six months ended June 30, 2013 and 2012, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Salaries and employee benefits	$2,910	$2,671	$239	9%	$5,551	$5,284	$267	5%
Occupancy expenses	319	287	32	11%	600	579	21	4%
Equipment expenses	191	176	15	9%	346	340	6	2%
Advertising and marketing expenses	144	100	44	44%	271	215	56	26%
Stationary and supplies	68	69	(1)	(1)%	146	140	6	4%
ATM network fees	143	135	8	6%	300	257	43	17%
Other real estate owned expense	20	29	(9)	(31)%	28	50	(22)	(44)%
(Gain) loss on the sale of other real estate owned	(53)	(4)	(49)	1,225%	(53)	(15)	(38)	253%
FDIC assessment	96	(77)	173	(225)%	193	106	87	82%
Computer software expense	164	101	63	62%	319	236	83	35%
Bank franchise tax	101	95	6	6%	202	196	6	3%
Professional fees	284	259	25	10%	525	520	5	1%
Other operating expenses	565	539	26	5%	1,107	1,074	33	3%
Total noninterest expenses	$4,952	$4,380	$572	13%	$9,535	$8,982	$553	6%
Advertising and marketing expenses increased $56 thousand or 26.05% from $215 thousand to $271 thousand during the six months ended June 30, 2012 and 2013, respectively. Advertising and marketing expenses increased $44 thousand or 44.00% from $100 thousand to $144 thousand during the three months ended June 30, 2012 and 2013. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community. Advertising expenses were higher during the second quarter of 2013 due to the opening of the new Purcellville branch.

ATM network fees increased $43 thousand or 16.73% from $257 thousand to $300 thousand during the six months ended June 30, 2012 and 2013, respectively. ATM network fees fluctuate based on the usage of ATM and debit cards.

Other real estate owned expense decreased $22 thousand or 44.00% from $50 thousand to $28 thousand during the six months ended June 30, 2012 and 2013, respectively. Other real estate owned expense decreased $9 thousand or 31.03% from $29 thousand to $20 thousand during the six months ended June 30, 2012 and 2013. During the first two quarters ended June 30, 2012, there were several properties requiring repairs in order to be in marketable condition, leading to increased expenses.

Gain on the sale of other real estate owned increased $38 thousand or 253.33% from $15 thousand to $53 thousand during the six months ended June 30, 2012 and 2013. Gain on the sale of other real estate owned increased $49 thousand or 1,225.00% from $4 thousand to $53 thousand during the three months ended June 30, 2012 and 2013. During the second quarter of 2013, the Company sold two properties, with one property having a large gain of $54 thousand. During the first and second quarters of 2012, the Company sold two and four properties, respectively. However, these properties had smaller gains and losses.

FDIC assessments increased $87 thousand or 82.08% from $106 thousand to $193 thousand during the six months ended June 30, 2012 and 2013, respectively. FIDC assessments increased $173 thousand or 224.68% during the three months ended June 30, 2012 and 2013, respectively. During the second quarter of 2012, the Company determined that it had expensed too much of its remaining prepaid FDIC insurance balance during the period of October 1, 2011 through March 31, 2012. An adjustment was made to increase the prepaid balance and decrease the corresponding expense. This is the basis for the change in expense between 2013 and 2012. On December 30, 2009, the Company prepaid their estimated quarterly FDIC assessments of $2.3 million for 2010, 2011, and 2012. The remaining prepaid FDIC balance of $435 thousand was refunded to the Company on June 28, 2013.

Computer software expenses increased $83 thousand or 35.17% from $236 thousand to $319 thousand during the six months ended June 30, 2012 and 2013, respectively. Computer software expenses increased $63 thousand or 62.38% from $101 thousand to $164 thousand during the three months ended June 30, 2012 and 2013, respectively. As the Company grows and regulations increase, the Company has had to invest in additional software products causing expenses to increase.

Income Taxes

Income tax expense was $1.5 million during the six months ended June 30, 2013 and 2012. These amounts correspond to an effective tax rate of 27.64% and 28.70% for the six months ended June 30, 2013 and 2012, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $106.5 million at June 30, 2013, compared to $102.8 million at December 31, 2012. This represents an increase of $3.7 million or 3.65%. The Company purchased $21.8 million in securities during the six months ended June 30, 2013. The Company had total maturities and principal repayments of $11.8 million and total sales of $2.8 million during the six months ended June 30, 2013. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2013. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2013 and December 31, 2012. The Company had an unrealized gain on available for sale securities of $2.0 million at June 30, 2013 as compared to an unrealized gain of $5.8 million at December 31, 2012. Interest rates rose during the second quarter of 2013, causing corresponding declines in unrealized gains on the Company's investment portfolio. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $436.4 million and $418.1 million at June 30, 2013 and December 31, 2012, respectively. This represents an increase of $18.3 million or 4.37% during the six months ended June 30, 2013. The ratio of loans to deposits increased during the six months ended June 30, 2013 from 87.63% at December 31, 2012 to 92.19% at June 30, 2013.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2013 and December 31, 2012.

Loans secured by real estate were $398.7 million or 91.36% and $379.7 million or 90.81% of total loans at June 30, 2013 and December 31, 2012, respectively. This represents an increase of $19.0 million or 5.00% during the six months ended June 30, 2013. Consumer installment loans were $13.4 million or 3.08% and $13.3 million or 3.18% of total loans at June 30, 2013 and December 31, 2012, respectively. This represents an increase of $130 thousand or 0.98% during the six months ended June 30, 2013. Commercial and industrial loans were $20.8 million or 4.77% and $21.6 million or 5.18% of total loans at June 30, 2013 and December 31, 2012, respectively. This represents a decrease of $818 thousand or 3.78% for the six months ended June 30, 2013.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2013 and 2012 and the year ended December 31, 2012. Charged-off loans were $446 thousand and $846 thousand for the six months ended June 30, 2013 and 2012, respectively. Recoveries were $80 thousand and $131 thousand for the six months ended June 30, 2013 and 2012, respectively. This resulted in net charge-offs of $366 thousand and $715 thousand for the six months ended June 30, 2013 and 2012, respectively. The allowance for loan losses as a percentage of loans was 1.60% at June 30, 2013 and 1.57% at December 31, 2012. Management believes that the allowance for loan losses is currently adequate to absorb potential future losses inherent in the loan portfolio. The allowance for loan losses was 138.87% of nonperforming assets at June 30, 2013 and 123.12% of nonperforming assets at December 31, 2012. Given the current economic environment, it is anticipated there could be an increase in past due loans, non performing loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets and other real estate owned (foreclosed properties). Nonaccrual loans were $2.4 million at June 30, 2013 and December 31, 2012. Other real estate owned and repossessed assets were $2.6 million and $2.9 million at June 30, 2013 and December 31, 2012. The Company held eight other real estate assets with an average balance of $329 thousand at June 30, 2013. At December 31, 2012, the company held 10 other real estate assets with an average balance of $293 thousand. The percentage of nonperforming assets to loans and other real estate owned was 1.14% at June 30, 2013 and 1.27% at December 31, 2012. Total loans past due 90 days or more and still accruing interest were $201 thousand and $208 thousand at June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013, the Bank placed six loans totaling $476 thousand on nonaccrual status. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2013, the Company had $8.1 million in restructured loans with specific allowances totaling $515 thousand. At June 30, 2013, total restructured loans performing under the restructured terms and accruing interest were $7.7 million. Three loans, totaling $385 thousand, were in nonaccrual status at June 30, 2013.

Other Assets
Other assets increased $8.5 million or 105.90% from $8.1 million at December 31, 2012 to $16.6 million at June 30, 2013. This increase was due mainly to a $5.9 million receivable related to a participation sold loan. These funds were subsequently received in July 2013.

Deposits

Total deposits were $473.3 million and $477.1 million at June 30, 2013 and December 31, 2012, respectively. This represents a decrease of $3.8 million or 0.79% during the six months ended June 30, 2013. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2013 and December 31, 2012.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $931 thousand or 0.69% from $134.9 million at December 31, 2012 to $135.8 million at June 30, 2013. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $3.2 million or 1.38% from $231.2 million at December 31, 2012 to $234.4 million at June 30, 2013. Time deposits decreased $7.9 million or 7.12% from $111.0 million at December 31, 2012 to $103.1 million at June 30, 2013. This is comprised of a decrease in time deposits of $100,000 and more of $5.4 million or 12.76% and a decrease in time deposits of less than $100,000 of $2.5 million or 3.66%. Certificates of deposit also included $12.3 million and $12.9 million in brokered certificates of deposit at June 30, 2013 and December 31, 2012, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2013 was $64.4 million, reflecting a percentage of total assets of 11.00%, as compared to $63.7 million and 10.74% at December 31, 2012. During the second quarter of 2012 and 2013, the Company paid a dividend of $0.18 and $0.19, respectively. Total dividends paid during 2012 were $0.73 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. For capital adequacy purposes, financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 16.50% at June 30, 2013 as compared to 16.73% at December 31, 2012. The Company’s total risk-based capital ratio was 17.75% at June 30, 2013 as compared to 17.98% at December 31, 2012. The Company’s Tier 1 capital to average total assets ratio was 12.29% at June 30, 2013 as compared to 11.70% at December 31, 2012. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2013, liquid assets totaled $197.6 million as compared to $237.0 million at December 31, 2012. These amounts represent 37.91% and 44.74% of total liabilities at June 30, 2013 and December 31, 2012, respectively. The decrease in liquid assets was due to a decline in interest bearing deposits with other institutions. These liquid assets were utilized to fund loan and securities growth during the first half of 2013. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2012 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of August, 2013.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.