Form 10-Q
period 2013-09-30
EAGLE FINANCIAL SERVICES INC
filed 2013-11-13
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of October 27, 2013 was 3,400,711.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$10,089	$9,782
Interest-bearing deposits with other institutions	7,597	38,908
Total cash and cash equivalents	17,686	48,690
Securities available for sale, at fair value	102,111	102,754
Restricted investments	2,642	2,777
Loans	438,064	418,097
Allowance for loan losses	(6,718)	(6,577)
Net Loans	431,346	411,520
Bank premises and equipment, net	17,231	16,545
Other real estate owned, net of allowance	2,144	2,928
Other assets	10,345	8,062
Total assets	$583,505	$593,276
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$143,156	$134,871
Savings and interest bearing demand deposits	230,581	231,249
Time deposits	100,790	110,981
Total deposits	$474,527	$477,101
Federal funds purchased and securities sold under agreements to repurchase	—	10,000
Federal Home Loan Bank advances	32,250	32,250
Trust preferred capital notes	7,217	7,217
Other liabilities	4,094	3,002
Total liabilities	$518,088	$529,570
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2013, 3,379,660; issued 2012, 3,336,022	8,449	8,340
Surplus	11,275	10,424
Retained earnings	44,879	41,494
Accumulated other comprehensive income	814	3,448
Total shareholders’ equity	$65,417	$63,706
Total liabilities and shareholders’ equity	$583,505	$593,276
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and Dividend Income
Interest and fees on loans	$5,446	$5,634	$16,120	$17,057
Interest and dividends on securities available for sale:
Taxable interest income	500	524	1,565	1,676
Interest income exempt from federal income taxes	307	337	945	1,048
Dividends	38	87	147	297
Interest on deposits in banks	3	4	18	9
Total interest and dividend income	$6,294	$6,586	$18,795	$20,087
Interest Expense
Interest on deposits	269	377	883	1,218
Interest on federal funds purchased and securities sold under agreements to repurchase	2	90	31	270
Interest on Federal Home Loan Bank advances	276	273	819	844
Interest on trust preferred capital notes	34	37	101	112
Interest on interest rate swap	46	43	136	126
Total interest expense	$627	$820	$1,970	$2,570
Net interest income	$5,667	$5,766	$16,825	$17,517
Provision For Loan Losses	—	1,050	767	1,650
Net interest income after provision for loan losses	$5,667	$4,716	$16,058	$15,867
Noninterest Income
Income from fiduciary activities	$296	$205	$929	$726
Service charges on deposit accounts	377	390	1,086	1,112
Other service charges and fees	874	898	3,117	2,576
Gain on sale of securities	—	1	400	15
Other operating income	34	59	450	167
Total noninterest income	$1,581	$1,553	$5,982	$4,596
Noninterest Expenses
Salaries and employee benefits	$2,926	$2,651	$8,477	$7,935
Occupancy expenses	336	279	936	858
Equipment expenses	151	162	497	502
Advertising and marketing expenses	150	132	421	347
Stationery and supplies	57	91	203	231
ATM network fees	157	139	457	396
Other real estate owned expense	2	8	30	58
Loss (gain) on the sale of other real estate owned	111	—	58	(15)
FDIC assessment	92	96	285	202
Computer software expense	185	100	504	336
Bank franchise tax	103	94	305	290
Professional fees	265	237	790	757
Credit card expense	158	70	263	208
Other operating expenses	479	518	1,481	1,454
Total noninterest expenses	$5,172	$4,577	$14,707	$13,559
Income before income taxes	$2,076	$1,692	$7,333	$6,904
Income Tax Expense	571	439	2,024	1,935
Net income	$1,505	$1,253	$5,309	$4,969
Earnings Per Share
Net income per common share, basic	$0.44	$0.38	$1.57	$1.50
Net income per common share, diluted	$0.44	$0.37	$1.56	$1.49
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$1,505	$1,253	$5,309	$4,969
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of deferred income taxes (benefit) of ($120) and $151 for the three months ended September 30, 2013 and 2012, respectively and ($1,412) and $437 for the nine months ended September 30, 2013 and 2012, respectively	(235)	294	(2,743)	850
Change in fair value of interest rate swap, net of deferred income taxes (benefit) of $0 and ($13) for the three months ended September 30, 2013 and 2012, respectively and $56 and ($31) for the nine months ended September 30, 2013 and 2012, respectively	1	(26)	109	(61)
Total other comprehensive (loss) income	(234)	268	(2,634)	789
Total comprehensive income	$1,271	$1,521	$2,675	$5,758
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$8,217	$9,568	$37,374	$2,931	$58,090
Net income			4,969		4,969
Other comprehensive income				789	789
Restricted stock awards, stock incentive plan (7,363 shares)	19	(19)			—
Income tax benefit on vesting of restricted stock		2			2
Stock-based compensation expense		173			173
Issuance of common stock, dividend investment plan (24,101 shares)	61	402			463
Issuance of common stock, employee benefit plan (6,180 shares)	15	92			107
Dividends declared ($0.54 per share)			(1,795)		(1,795)
Balance, September 30, 2012	$8,312	$10,218	$40,548	$3,720	$62,798

Balance, December 31, 2012	$8,340	$10,424	$41,494	$3,448	63,706
Net income			5,309		5,309
Other comprehensive (loss)				(2,634)	(2,634)
Restricted stock awards, stock incentive plan (9,699 shares)	24	(24)			—
Income tax benefit on vesting of restricted stock		18			18
Stock options exercised (3,872 shares)	10	59			69
Stock-based compensation expense		218			218
Issuance of common stock, dividend investment plan (22,346 shares)	56	438			494
Issuance of common stock, employee benefit plan (7,721 shares)	19	142			161
Dividends declared ($0.57 per share)			(1,924)		(1,924)
Balance, September 30, 2013	$8,449	$11,275	$44,879	$814	$65,417
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$5,309	$4,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	593	624
Amortization of intangible and other assets	113	95
Provision for loan losses	767	1,650
Loss (gain) on the sale of other real estate owned	58	(15)
Loss on the sale and disposal of assets	2	2
(Gain) on the sale of securities	(400)	(15)
Accrual of restricted stock awards	218	173
Premium amortization on securities, net	108	151
Deferred tax benefit	876	—
Changes in assets and liabilities:
(Increase) in other assets	(1,900)	(1,431)
Increase in other liabilities	1,256	2,618
Net cash provided by operating activities	$7,000	$8,821
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$16,751	$17,299
Proceeds from the sale of securities available for sale	2,756	2,072
Purchases of securities available for sale	(22,727)	(5,272)
Proceeds from the sale of restricted securities	136	743
Purchases of bank premises and equipment	(1,290)	(1,845)
Proceeds from the sale of other real estate owned	726	800
Proceeds from the sale of repossessed assets	11	71
Net (increase) in loans	(20,593)	(20,306)
Net cash (used in) investing activities	$(24,230)	$(6,438)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$7,617	$24,682
Net (decrease) in certificates of deposit	(10,191)	(15,969)
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	(10,000)	—
Net (decrease) in Federal Home Loan Bank advances	—	(10,000)
Issuance of common stock, employee benefit plan	161	107
Stock options exercised	69	—
Cash dividends paid	(1,430)	(1,332)
Net cash (used in) financing activities	$(13,774)	$(2,512)

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Nine Months Ended
	September 30,
	2013	2012
(Decrease) in cash and cash equivalents	$(31,004)	$(129)
Cash and Cash Equivalents
Beginning	48,690	21,941
Ending	$17,686	$21,812
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,055	$2,625
Income taxes	$2,097	$1,445
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(4,155)	$1,287
Change in fair value of interest rate swap	$165	$(92)
Other real estate acquired in settlement of loans	$—	$771
Issuance of common stock, dividend investment plan	$494	$463

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2013
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2013 and December 31, 2012, the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

The following table presents Restricted Stock activity for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2013 and 2012 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average number of common shares outstanding	3,393,519	3,341,050	3,380,149	3,328,065
Effect of dilutive common stock	12,685	11,287	11,158	9,643
Average number of common shares outstanding used to calculate diluted earnings per share	3,406,204	3,352,337	3,391,307	3,337,708

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2013 and December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$33,983	$506	$(1,351)	$33,138
Mortgage-backed securities	16,522	605	(95)	17,032
Obligations of states and political subdivisions	41,439	1,178	(268)	42,349
Corporate securities	7,485	957	—	8,442
Equity securities	1,044	106	—	1,150
	$100,473	$3,352	$(1,714)	$102,111
	December 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,781	$911	$—	$23,692
Mortgage-backed securities	20,978	1,229	—	22,207
Obligations of states and political subdivisions	41,185	2,327	(11)	43,501
Corporate securities	9,963	1,193	—	11,156
Equity securities	2,054	144	—	2,198
	$96,961	$5,804	$(11)	$102,754

During the nine months ended September 30, 2013, the Company sold $2.8 million in available for sale securities for a net gain of $400 thousand. During the nine months ended September 30, 2012, the Company sold $2.1 million in available for sale securities for a net gain of $15 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2013 and December 31, 2012 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$23,524	$1,351	$—	$—	$23,524	$1,351
Mortgage-backed securities	1,782	95	—	—	1,782	95
Obligations of states and political subdivisions	6,415	268	—	—	6,415	268
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$31,721	$1,714	$—	$—	$31,721	$1,714
	December 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	495	6	274	5	769	11
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$495	$6	$274	$5	$769	$11

Gross unrealized losses on available for sale securities included forty-two (42) and two (2) debt securities at September 30, 2013 and December 31, 2012, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2013 and December 31, 2012 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at September 30, 2013 and December 31, 2012. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $5.2 million at September 30, 2013 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	2,158	2,293
Community Bankers’ Bank Stock	140	140
	$2,642	$2,777

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2013 and 2012 and the year ended December 31, 2012 were as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2013	2012	2012
		(in thousands)
Balance, beginning	$6,577	$8,743	$8,743
Provision charged to operating expense	767	1,660	1,650
Recoveries added to the allowance	204	337	215
Loan losses charged to the allowance	(830)	(4,163)	(2,647)
Balance, ending	$6,718	$6,577	$7,961

Nonaccrual and past due loans by class at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$46	$101	$1,197	$1,344	$17,880	$19,224	$—	$1,325
Commercial Real Estate:
Owner Occupied	359	444	649	1,452	91,472	92,924	—	725
Non-owner occupied	1,078	1,013	—	2,091	50,553	52,644	—	191
Construction and Farmland:
Residential	—	—	22	22	6,038	6,060	22	—
Commercial	—	—	167	167	29,682	29,849	125	118
Consumer:
Installment	95	24	—	119	13,818	13,937	—	—
Residential:
Equity Lines	122	8	92	222	31,075	31,297	—	265
Single family	1,845	160	781	2,786	183,555	186,341	—	1,505
Multifamily	—	—	—	—	2,828	2,828	—	—
All Other Loans	—	—	—	—	2,960	2,960	—	—
Total	$3,545	$1,750	$2,908	$8,203	$429,861	$438,064	$147	$4,129

	December 31, 2012
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$822	$225	$—	$1,047	$20,593	$21,640	$—	$230
Commercial Real Estate:
Owner Occupied	610	374	90	1,074	84,090	85,164	—	90
Non-owner occupied	234	582	—	816	38,402	39,218	—	209
Construction and Farmland:
Residential	—	—	—	—	9,706	9,706	—	—
Commercial	93	44	—	137	28,033	28,170	—	131
Consumer:
Installment	116	10	9	135	13,172	13,307	9	—
Residential:
Equity Lines	109	—	—	109	31,593	31,702	—	287
Single family	4,059	733	524	5,316	177,601	182,917	199	1,467
Multifamily	—	—	—	—	2,808	2,808	—	—
All Other Loans	—	—	—	—	3,465	3,465	—	—
Total	$6,043	$1,968	$623	$8,634	$409,463	$418,097	$208	$2,414

Allowance for loan losses by segment at September 30, 2013 and December 31, 2012 were as follows:

	As of and for the Nine Months Ended
	September 30, 2013
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Charge-Offs	—	(364)	—	(403)	(49)	(14)	—	(830)
Recoveries	4	105	5	42	42	6	—	204
Provision	(182)	127	428	(46)	(14)	(40)	494	767
Ending balance	$1,102	$2,688	$1,615	$473	$86	$74	$680	$6,718
Ending balance: Individually evaluated for impairment	$204	$1,095	$280	$94	$—	$—	$—	$1,673
Ending balance: collectively evaluated for impairment	$898	$1,593	$1,335	$379	$86	$74	$680	$5,045
Financing receivables:
Ending balance	$35,909	$220,466	$145,568	$19,224	$13,937	$2,960	$—	$438,064
Ending balance individually evaluated for impairment	$1,368	$7,207	$5,971	$1,419	$—	$—	$—	$15,965
Ending balance collectively evaluated for impairment	$34,541	$213,259	$139,597	$17,805	$13,937	$2,960	$—	$422,099

	As of and for the Twelve Months Ended
	December 31, 2012
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743
Charge-Offs	(1,313)	(1,381)	(1,118)	(207)	(116)	(28)	—	(4,163)
Recoveries	4	67	146	36	73	11	—	337
Provision	(29)	590	1,097	(26)	19	16	(7)	1,660
Ending balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Ending balance: Individually evaluated for impairment	$141	$1,176	$305	$737	$—	$—	$—	$2,359
Ending balance: collectively evaluated for impairment	$1,139	$1,644	$877	$143	$107	$122	$186	$4,218
Financing receivables:
Ending balance	$37,876	$217,427	$124,382	$21,640	$13,307	$3,465	$—	$418,097
Ending balance individually evaluated for impairment	$1,326	$7,695	$5,246	$985	$—	$—	$—	$15,252
Ending balance collectively evaluated for impairment	$36,550	$209,732	$119,136	$20,655	$13,307	$3,465	$—	$402,845

Impaired loans by class at September 30, 2013 and December 31, 2012 were as follows:

	As of
	September 30, 2013
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$1,325	$1,325	$—	$1,520	$57
Commercial Real Estate:
Owner Occupied	2,427	2,431	—	2,694	75
Non-owner occupied	2,246	2,255	—	2,340	84
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,015	1,016	—	1,051	29
Residential:
Equity lines	449	450	—	645	5
Single family	3,269	3,274	—	3,621	35
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$10,731	$10,751	$—	$11,871	$285
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$94	$95	$94	$96	$4
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,298	1,300	280	1,313	49
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	353	353	204	358	12
Residential:
Equity lines	216	217	216	217	5
Single family	3,273	3,286	879	3,314	109
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$5,234	$5,251	$1,673	$5,298	$179
Total:
Commercial	$1,419	$1,420	$94	$1,616	$61
Commercial Real Estate	5,971	5,986	280	6,347	208
Construction and Farmland	1,368	1,369	204	1,409	41
Residential	7,207	7,227	1,095	7,797	154
Other	—	—	—	—	—
Total	$15,965	$16,002	$1,673	$17,169	$464

The average recorded investment of impaired loans for the third quarter of 2013 was $17.1 million. The interest income recognized on impaired loans for the three months ended September 30, 2013 was $141 thousand.

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

Credit quality information by class at September 30, 2013 and December 31, 2012 was as follows:

	As of
	September 30, 2013
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$15,087	$2,555	$92	$1,362	$128	$—	$19,224
Commercial Real Estate:
Owner Occupied	79,927	6,082	2,998	3,841	76	—	92,924
Non-owner occupied	29,755	13,507	4,208	5,174	—	—	52,644
Construction and Farmland:
Residential	5,938	122	—	—	—	—	6,060
Commercial	23,382	1,955	591	3,921	—	—	29,849
Residential:
Equity Lines	29,518	691	418	578	92	—	31,297
Single family	154,790	11,753	9,939	9,051	808	—	186,341
Multifamily	1,911	917	—	—	—	—	2,828
All other loans	2,960	—	—	—	—	—	2,960
Total	$343,268	$37,582	$18,246	$23,927	$1,104	$—	$424,127

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,818	$119

	As of
	December 31, 2012
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,132	$2,289	$1,099	$1,891	$229	$—	$21,640
Commercial Real Estate:
Owner Occupied	72,916	6,503	1,737	3,918	90	—	85,164
Non-owner occupied	22,810	5,303	4,332	6,773	—	—	39,218
Construction and Farm land:
Residential	9,548	158	—	—	—	—	9,706
Commercial	21,155	1,777	854	4,384	—	—	28,170
Residential:
Equity Lines	30,165	426	172	843	96	—	31,702
Single family	148,904	12,048	10,672	10,780	513	—	182,917
Multifamily	1,905	903	—	—	—	—	2,808
All other loans	3,465	—	—	—	—	—	3,465
Total	$327,000	$29,407	$18,866	$28,589	$928	$—	$404,790

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,172	$135

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

There were twenty-nine (29) troubled debt restructured loans totaling $8.5 million at September 30, 2013. At December 31, 2012, there were twenty-three (23) troubled debt restructured loans totaling $8.2 million. Three loans, totaling $377 thousand, were in nonaccrual status at September 30, 2013. Two loans, totaling $311 thousand, were in nonaccrual status at December 31, 2012. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2013.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and nine months ended September 30, 2013 and September 30, 2012:

		Three Months Ended
		September 30, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Commercial Real Estate
Owner Occupied	1	$514	$368	$—
Construction and Farmland
Commercial	1	87	87	50
Residential
Single family	5	1,197	1,197	—
	7	$1,798	$1,652	$50

		Three Months Ended
		September 30, 2012
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Construction and Farmland
Commercial	1	$95	$95	$—
	1	$95	$95	$—

		Nine Months Ended
		September 30, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Commercial Real Estate
Owner Occupied	1	$514	$368	$—
Construction and Farmland
Commercial	1	87	87	50
Residential
Equity	1	184	184	—
Single family	5	1,197	1,197	—
Total	8	$1,982	$1,836	$50

		Nine Months Ended
		September 30, 2012
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Commercial Real Estate
Owner Occupied	1	$162	$162	$—
Construction and Farmland
Commercial	1	95	95	—
Residential
Single family	1	91	91	—
Total	3	$348	$348	$—

During the three months ended September 30, 2013, the Company had seven new restructured loans. One owner occupied commercial real estate loan was modified by restructuring the loan and granting a lower interest rate. One commercial construction and farmland loan was modified by granting a lower interest rate. Four single family residential loans were modified by changing the amortization period and granting a lower interest rate. One single family residential loan was modified by changing the amortization period.

During the nine months ended September 30, 2013, the Company restructured eight loan by granting concessions to borrowers experiencing financial difficulties. In addition to those restructured during the third quarter, one residential equity loan was modified by changing payments to interest-only in order to reduce the monthly payment for a period of time.

During the three months ended September 30, 2012, the Company restructured one loan by granting concessions to a borrower experiencing financial difficulties. One construction and farmland loan was modified by changing the amortization period to reduce the payment amount.

During the nine months ended September 30, 2012, the Company restructured three loans by granting concessions to borrowers experiencing financial difficulties. In addition to the one loan restructured during the third quarter, one residential loan was modified by granting an interest rate reduction and one owner-occupied commercial real estate loan was modified by changing the amortization period to reduce the payment amount.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	September 30, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	2	$495
Non-owner occupied	1	557
Residential:
Single family	4	946
Total	7	$1,998

	Three Months Ended
	September 30, 2012
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Non-owner occupied	1	$93
Residential:
Single Family	3	512
Total	4	$605

	Nine Months Ended
	September 30, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	3	$654
Non-owner occupied	1	557
Residential:
Single family	4	$946
Total	8	$2,157

	Nine Months Ended
	September 30, 2012
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Non-owner occupied	1	$93
Residential:
Single family	4	870
Total	5	$963

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Noninterest bearing demand deposits	$143,156	$134,871
Savings and interest bearing demand deposits:
NOW accounts	$83,807	$92,275
Money market accounts	86,164	85,021
Regular savings accounts	60,610	53,953
	$230,581	$231,249
Time deposits:
Balances of less than $100,000	$64,457	$68,780
Balances of $100,000 and more	36,333	42,201
	$100,790	$110,981
	$474,527	$477,101

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

Net periodic benefit costs of the postretirement benefit plan were $(1) thousand for the three months ended September 30, 2013 and 2012. Net periodic benefit costs of the postretirement benefit plan for the nine months ended September 30, 2013 and 2012 were $(3) thousand.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at September 30, 2013 was 1.88%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2013, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

		Fair Value Measurements at
		September 30, 2013
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$33,138	$—	$33,138	$—
Mortgage-backed securities	17,032	—	17,032	—
Obligations of states and political subdivisions	42,349	—	42,349	—
Corporate securities	8,442	—	8,442	—
Equity securities:
Bank preferred stock	1,150	1,150	—	—
Total assets at fair value	$102,111	$1,150	$100,961	$—
Liabilities:
Interest rate swap	470	—	470	—
Total liabilities at fair value	$470	$—	$470	$—

		Fair Value Measurements at
		December 31, 2012
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$23,692	$—	$23,692	$—
Mortgage-backed securities	22,207	—	22,207	—
Obligations of states and political subdivisions	43,501	—	43,501	—
Corporate securities	11,156	—	11,156	—
Equity securities:
Bank preferred stock	2,198	2,198	—	—
Total assets at fair value	$102,754	$2,198	$100,556	$—
Liabilities:
Interest rate swap	635	—	635	—
Total liabilities at fair value	$635	$—	$635	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at September 30, 2013 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	September 30, 2013
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	7% - 32%	12%
Other real estate owned	Discounted appraised value	Selling cost	5% - 7%	7%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012:

		Carrying value at
		September 30, 2013
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,561	$—	$2,043	$1,518
Nonfinancial Assets:
Other real estate owned	2,144	—	2,108	36
		Carrying value at
		December 31, 2012
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,176	$—	$1,855	$1,321
Nonfinancial Assets:
Other real estate owned	2,928	—	2,320	608

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the period ended September 30, 2013 were as follows:

	Fair Value Measurements at
	September 30, 2013
	Impaired Loans	Other Real Estate Owned
	(in thousands)
Balance - January 1, 2013	$1,321	$608
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	1,976	36
Transfers out of Level 3	(1,779)	(608)
Total assets at fair value	$1,518	$36

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

The carrying value and fair value of the Company’s financial instruments at September 30, 2013 and December 31, 2012 were as follows:

	Fair Value Measurements at
	September 30, 2013
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)	September 30, 2013
	(in thousands)
Financial Assets:
Cash and short-term investments	$17,686	$17,686	$—	$—	$17,686
Securities	102,111	1,150	100,961	—	102,111
Restricted Investments	2,642	—	2,642	—	2,642
Loans, net	431,346	—	438,498	1,518	440,016
Accrued interest receivable	1,798	—	1,798	—	1,798

Financial Liabilities:
Deposits	$474,527	$—	$475,096	$—	$475,096
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—
Federal Home Loan Bank advances	32,250	—	32,918	—	32,918
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	200	—	200	—	200
Interest rate swap contract	470	—	470	—	470

	Fair Value Measurements at
	December 31, 2012
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
	(in thousands)
Financial assets:
Cash and short-term investments	$48,690	$48,690	$—	$—	$48,690
Securities	102,754	2,198	100,556	—	102,754
Restricted Investments	2,777	—	2,777	—	2,777
Loans, net	411,520	—	423,367	1,321	424,688
Accrued interest receivable	1,899	—	1,899	—	1,899

Financial liabilities:
Deposits	$477,101	$—	$478,294	$—	$478,294
Federal funds purchased and securities sold under agreements to repurchase	10,000	—	10,042	—	10,042
Federal Home Loan Bank advances	32,250	—	33,188	—	33,188
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	285	—	285	—	285
Interest rate swap contract	635	—	635	—	635

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

The following table summarizes the fair value of derivative instruments at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$470	Other Liabilities	$635

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at September 30, 2013 and 2012 and the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$1	$(26)	Not applicable	$—	$—

	Nine Months Ended
	September 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$109	$(61)	Not applicable	$—	$—

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended
	September 30,
	2013				2012
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
June 30	$1,316	$(311)	$43	$1,048	$3,819	$(417)	$50	$3,452
Other comprehensive (loss) income before reclassifications	(355)	1	—	(354)	446	(39)	—	407
Reclassifications from other comprehensive (loss) income	—	—	—	—	(1)	—	—	(1)
Tax effect of current period changes	120	—	—	120	(151)	13	—	(138)
Current period changes net of taxes	(235)	1	—	(234)	294	(26)	—	268
September 30	$1,081	$(310)	$43	$814	$4,113	$(443)	$50	$3,720

	Nine Months Ended
	September 30,
	2013				2012
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
December 31	$3,824	$(419)	$43	$3,448	$3,263	$(382)	$50	$2,931
Other comprehensive (loss) income before reclassifications	(3,755)	165	—	(3,590)	1,302	(92)	—	1,210
Reclassifications from other comprehensive (loss) income	(400)	—	—	(400)	(15)	—	—	(15)
Tax effect of current period changes	1,412	(56)	—	1,356	(437)	31	—	(406)
Current period changes net of taxes	(2,743)	109	—	(2,634)	850	(61)	—	789
September 30	$1,081	$(310)	$43	$814	$4,113	$(443)	$50	$3,720

For the three and nine months ended September 30, 2013, zero and $400 thousand, respectively, was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statement of Income. For the three and nine months ended September 30, 2012, $1 thousand and $15 thousand, respectively, was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statement of Income.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 14. Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2013 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2013, the Company had total assets of $583.5 million, net loans of $431.3 million, total deposits of $474.5 million, and shareholders’ equity of $65.4 million. The Company’s net income was $5.3 million for the nine months ended September 30, 2013.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated and that impairment losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then classified as to how much loss would be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general and specific losses in the portfolio. As specific loans are identified or losses are experienced on these loans, they will be reflected within the general or specific allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2012 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2013 was $5.3 million, an increase of $340 thousand or 6.84% as compared to net income for the nine months ended September 30, 2012 of $5.0 million. Basic earnings per share were $1.57 and $1.50 for the nine months ended September 30, 2013 and 2012, respectively. Diluted earnings per share were $1.56 and $1.49 for the nine months ended September 30, 2013 and 2012, respectively. Net income during the third quarter of 2013 was $1.5 million, an increase of $252 thousand or 20.11% as compared to net income during the third quarter of 2012 of $1.3 million. Basic earnings per share were $0.44 and $0.38 for the third quarter of 2013 and 2012, respectively. Diluted earnings per share were $0.44 and $0.37 for the third quarter of 2013 and 2012 , respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2013 and 2012 was 1.23% and 1.18%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2013 and 2012 was 11.01% and 10.97%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $16.8 million and $17.5 million for the nine months ended September 30, 2013 and 2012, respectively, which represents a decrease of $692 thousand or 3.95%. Net interest income was $5.7 million and $5.8 million for the third quarter of 2013 and 2012, respectively, which represents a decrease of $99 thousand or 1.72%. The decrease in net interest income was partially due to the reversal of interest income for loans placed on nonaccrual status during the quarter. In addition, the investments and loans that are maturing are being replaced at lower interest rates due to the current interest rate environment. Average interest earning assets increased $3.8 million from the three months ended September 30, 2012 to the three months ended September 30, 2013 while the average yield decreased 28 basis points over that same period. Total interest income was $18.8 million and $20.1 million for the nine months ended September 30, 2013 and 2012, respectively, which represents a decrease of $1.3 million or 6.43%. Total interest income was $6.3 million and $6.6 million for the third quarter of 2013 and 2012, respectively, which represents a decrease of $292 thousand or 4.43%. Total interest expense was $2.0 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively, which represents a decrease of $600 thousand or 23.35%. Total interest expense was $627 thousand and $820 thousand for the third quarter of 2013 and 2012, respectively, which represents a decrease of $193 thousand or 23.54%. Average interest bearing liabilities decreased $12.7 million from the three months ended September 30, 2012 to the three months ended September 30, 2013 while the interest bearing liabilities rate decreased 19 basis points over the same period.

The net interest margin was 4.27% and 4.52% for the nine months ended September 30, 2013 and 2012, respectively. The net interest margin was 4.28% and 4.40% for the third quarter of 2013 and 2012, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2013 and 2012. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,446	$5,634	$16,120	$17,057
Interest Income - Securities and Other Interest-Earnings Assets	848	952	2,675	3,030
Interest Expense - Deposits	269	377	883	1,218
Interest Expense - Other Borrowings	358	443	1,087	1,352
Total Net Interest Income	$5,667	$5,766	$16,825	$17,517
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$22	$26	$70	$78
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	158	174	487	540
Total Tax Benefit on Tax-Exempt Interest Income	$180	$200	$557	$618
Tax-Equivalent Net Interest Income	$5,847	$5,966	$17,382	$18,135

The tax-equivalent yield on earning assets decreased 41 basis points from 5.16% for the nine months ended September 30, 2012 to 4.75% for the same period in 2013. During that same time, the tax-equivalent yield on securities decreased 48 basis points from 4.28% to 3.80%. The tax equivalent yield on loans decreased 36 basis points from 5.44% for the nine months ended September 30, 2012 to 5.08% for the same time period in 2013. The average rate on interest bearing liabilities decreased 19 basis points from 0.89% for the nine months ended September 30, 2012 to 0.70% for the same time period in 2013. The average rate on interest bearing deposits decreased 13 basis points from 0.48% to 0.35% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 62 basis points from 3.53% to 2.91% for the nine months ended September 30, 2012 and 2013, respectively. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate which remained at 0.25% during the third quarter of 2013. The rate on wholesale repurchase agreements was fixed at 3.54%, but matured on January 30, 2013. The Company has not borrowed funds through retail repurchase agreements since June 2011. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances remained stable at 3.40% for the nine months ended September 30, 2012 and 2013. There were no significant changes in asset mix during the nine months ended September 30, 2013.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $767 thousand and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively. The lower provision for loan losses is mainly reflective of the lower amount of net charge-offs experienced during the nine months ended September 30, 2013 in comparison to the same period in 2012.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2013 and 2012 was $6.0 million and $4.6 million, respectively, which represents an increase of $1.4 million or 30.16%. Total noninterest income for the third quarter of 2013 and 2012 was $1.6 million. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three and nine months ended September 30, 2013 and 2012, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Income from fiduciary activities	$296	$205	$91	44%	$929	$726	$203	28%
Service changes on deposit accounts	377	390	(13)	(3)%	1,086	1,112	(26)	(2)%
Other service charges and fees	874	898	(24)	(3)%	3,117	2,576	541	21%
Gain on sale of securities	—	1	(1)	(100)%	400	15	385	2,567%
Other operating income	34	59	(25)	(42)%	450	167	283	169%
Total noninterest income	$1,581	$1,553	$28	2%	$5,982	$4,596	$1,386	30%

Gain on sale of securities increased $385 thousand from $15 thousand to $400 thousand for the nine months ended September 30, 2012 and 2013, respectively. During the nine months ended September 30, 2013, the Company sold $2.8 million in available for sale securities. During the nine months ended September 30, 2012, the Company sold $2.1 million in available for sale securities. The amount of gain or loss recognized on securities sold is contingent on many factors including current market conditions and amount at which the security was purchased.

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $91 thousand or 44.39% from $205 thousand during the three months ended September 30, 2012 to $296 thousand during the three months ended September 30, 2013. This increase was mainly due to the timing of the receipt of hourly fees that the trust department receives. Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $203 thousand or 27.96% from $726 thousand during the nine months ended September 30, 2012 to $929 thousand during the nine months ended September 30, 2013. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2013, the Company determined that it had under-accrued trust fees receivable during 2011 and 2012. An adjustment was made in the first quarter of 2013 to increase the trust fees receivable account and increase the corresponding income from fiduciary activities.

Other service charges and fees increased $541 thousand or 21.00% from $2.6 million during the nine months ended September 30, 2012 to $3.1 million during the nine months ended September 30, 2013. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. The majority of this increase is due to the sale of the merchant card portfolio which occurred in June 2013, resulting in gross proceeds of $450 thousand.

Other operating income decreased $25 thousand or 42.37% from $59 thousand during the three months ended September 30, 2012 to $34 thousand during the three months ended September 30, 2013. This decrease was mainly due to the timing of quarterly dividends received from the Investment in Banker's Title. Other operating income increased $283 thousand or 169.46% from $167 thousand to $450 thousand during the nine months ended September 30, 2012 and 2013, respectively. This change resulted mostly from the receipt of life insurance benefits in the amount of $254 thousand.

Several one time events, as noted above, including the sale of the merchant card portfolio, the receipt of life insurance benefits and the adjustment made to the the trust fees receivable account, have helped to mitigate declining interest income during the first nine months of 2013.

Noninterest Expenses

Total noninterest expenses increased $1.1 million or 8.47% from $13.6 million to $14.7 million for the nine months ended September 30, 2012 and 2013. Total noninterest expenses increased $595 thousand or 13.00% from $4.6 million to $5.2 million for the third quarter of 2012 and 2013, respectively. The efficiency ratio of the Company was 64.70% and 59.21% for the nine months ended September 30, 2013 and 2012. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2013 and 2012, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Salaries and employee benefits	$2,926	$2,651	$275	10%	$8,477	$7,935	$542	7%
Occupancy expenses	336	279	57	20%	936	858	78	9%
Equipment expenses	151	162	(11)	(7)%	497	502	(5)	(1)%
Advertising and marketing expenses	150	132	18	14%	421	347	74	21%
Stationary and supplies	57	91	(34)	(37)%	203	231	(28)	(12)%
ATM network fees	157	139	18	13%	457	396	61	15%
Other real estate owned expense	2	8	(6)	(75)%	30	58	(28)	(48)%
(Gain) loss on the sale of other real estate owned	111	—	111	100%	58	(15)	73	(487)%
FDIC assessment	92	96	(4)	(4)%	285	202	83	41%
Computer software expense	185	100	85	85%	504	336	168	50%
Bank franchise tax	103	94	9	10%	305	290	15	5%
Professional fees	265	237	28	12%	790	757	33	4%
Credit card expense	158	70	88	126%	263	208	55	26%
Other operating expenses	479	518	(39)	(8)%	1,481	1,454	27	2%
Total noninterest expenses	$5,172	$4,577	$595	13%	$14,707	$13,559	$1,148	8%

Salaries and employee benefits expenses increased $275 thousand or 10.37% from $2.7 million during the three months ended September 30, 2012 to $2.9 million during the three months ended September 30, 2013. This increase can be attributed to several factors including annual salary increases, the salary expenses related to the Purcellville branch which opened in 2013 and a $70 thousand accrual for hourly employees that was recognized in the third quarter of 2013 due to being paid one week in arrears.

Occupancy expenses increased $57 thousand or 20.43% from $279 thousand during the three months ended September 30, 2012 to $336 thousand during the three months ended September 30, 2013. The Purcellville branch opened in 2013, which is a portion of the quarter-to-date increase. In addition, the main office was painted during the third quarter of 2013, resulting one-time expense of $39 thousand.

Advertising and marketing expenses increased $18 thousand or 13.64% from $132 thousand to $150 thousand during the three months ended September 30, 2012 and 2013. Advertising and marketing expenses increased $74 thousand or 21.33% from $347 thousand to $421 thousand during the nine months ended September 30, 2012 and 2013, respectively. This category contains numerous expense types such as advertising, public relations, business development and charitable contributions. The total amount of advertising and marketing expenses varies from quarter to quarter based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching the existing and potential customers within the market and contributing to the community. Advertising expenses have been higher during 2013 due to the opening of the new Purcellville branch.

Stationary and supplies expenses decreased $34 thousand or 37.36% from $91 thousand during the three months ended September 30, 2012 to $57 thousand during the three months ended September 30, 2013. Stationary and supplies expenses decreased $28 thousand or 12.12% from $231 thousand during the nine months ended September 30, 2012 to $203 thousand during the nine months ended September 30, 2013. A large order of supplies was purchased and paid for in the third quarter of 2012. With the Company's efforts to reduce paper usage, these supplies have lasted for a longer time period and reduced expenses.

ATM network fees increased $18 thousand or 12.95% from $139 thousand during the three months ended September 30, 2012 to $157 thousand during the three months ended September 30, 2013. ATM network fees increased $61 thousand or 15.40% from $396 thousand to $457 thousand during the nine months ended September 30, 2012 and 2013, respectively. ATM network fees fluctuate based on the usage of ATM and debit cards.

Other real estate owned expense decreased $28 thousand or 48.28% from $58 thousand to $30 thousand during the nine months ended September 30, 2012 and 2013, respectively. As the number of properties has decreased, the related expenses have also decreased.

Gain (loss) on the sale of other real estate owned increased $111 thousand or 100.00% from zero to a loss of $111 thousand during the three months ended September 30, 2012 and 2013. Gain (loss) on the sale of other real estate owned increased $73 thousand or 486.67% from a $15 thousand gain to a $58 thousand loss during the nine months ended September 30, 2012 and 2013. During the third quarter of 2013, the Company sold two properties, both at a loss.

FDIC assessments increased $83 thousand or 41.09% from $202 thousand to $285 thousand during the nine months ended September 30, 2012 and 2013, respectively. During the second quarter of 2012, the Company determined that it had expensed too much of its remaining prepaid FDIC insurance balance during the period of October 1, 2011 through March 31, 2012. An adjustment was made to increase the prepaid balance and decrease the corresponding expense. This is the basis for the change in expense between 2013 and 2012. On December 30, 2009, the Company prepaid their estimated quarterly FDIC assessments of $2.3 million for 2010, 2011, and 2012. The remaining prepaid FDIC balance of $435 thousand was refunded to the Company on June 28, 2013.

Computer software expenses increased $85 thousand or 85.00% from $100 thousand to $185 thousand during the three months ended September 30, 2012 and 2013, respectively. Computer software expenses increased $168 thousand or 50.00% from $336 thousand to $504 thousand during the nine months ended September 30, 2012 and 2013, respectively. As the Company grows and regulations increase, the Company has had to invest in additional software products causing expenses to increase.

Credit card expense increased $88 thousand or 125.71% from $70 thousand to $158 thousand during the three months ended September 30, 2012 and 2013, respectively. Credit card expense increased $55 thousand or 26.44% from $208 thousand to $263 thousand during the nine months ended September 30, 2012 and 2013, respectively. The increase is due mainly to a $54 thousand merchant card termination fee paid in September 2013 related to the sale of the merchant card portfolio.

Income Taxes

Income tax expense was $2.0 million and $1.9 million during the nine months ended September 30, 2013 and 2012, respectively. These amounts correspond to an effective tax rate of 27.61% and 28.03% for the nine months ended September 30, 2013 and 2012, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $102.1 million at September 30, 2013, compared to $102.8 million at December 31, 2012. This represents a decrease of $643 thousand or 0.63%. The Company purchased $22.7 million in securities during the nine months ended September 30, 2013. The Company had total maturities and principal repayments of $16.8 million and total sales of $2.8 million during the nine months ended September 30, 2013. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2013. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2013 and December 31, 2012. The Company had an unrealized gain on available for sale securities of $1.6 million at September 30, 2013 as compared to an unrealized gain of $5.8 million at December 31, 2012. Interest rates have risen during 2013, causing corresponding declines in unrealized gains on the Company's investment portfolio and accumulated other comprehensive income. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $438.1 million and $418.1 million at September 30, 2013 and December 31, 2012, respectively. This represents an increase of $20.0 million or 4.78% during the nine months ended September 30, 2013. The ratio of loans to deposits increased during the nine months ended September 30, 2013 from 87.63% at December 31, 2012 to 91.93% at September 30, 2013.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2013 and December 31, 2012.

Loans secured by real estate were $401.9 million or 91.75% and $379.7 million or 90.81% of total loans at September 30, 2013 and December 31, 2012, respectively. This represents an increase of $22.3 million or 5.86% during the nine months ended September 30, 2013. Consumer installment loans were $13.9 million or 3.18% and $13.3 million or 3.18% of total loans at September 30, 2013 and December 31, 2012, respectively. This represents an increase of $630 thousand or 4.73% during the nine months ended September 30, 2013. Commercial and industrial loans were $19.2 million or 4.39% and $21.6 million or 5.18% of total loans at September 30, 2013 and December 31, 2012, respectively. This represents a decrease of $2.4 million or 11.16% for the nine months ended September 30, 2013.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2013 and 2012 and the year ended December 31, 2012. Charged-off loans were $830 thousand and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively. Recoveries were $204 thousand and $215 thousand for the nine months ended September 30, 2013 and 2012, respectively. This resulted in net charge-offs of $626 thousand and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively. The allowance for loan losses as a percentage of loans was 1.53% at September 30, 2013 and 1.57% at December 31, 2012. Management believes that the allowance for loan losses is currently adequate to absorb potential future losses inherent in the loan portfolio. The allowance for loan losses was 107.04% of nonperforming assets at September 30, 2013 and 123.12% of nonperforming assets at December 31, 2012. Given the current economic environment, it is anticipated there could be an increase in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets and other real estate owned (foreclosed properties). Nonaccrual loans were $4.1 million and $2.4 million at September 30, 2013 and December 31, 2012, respectively. This increase is mainly the result of one large relationship being placed on nonaccrual during the third quarter of 2013. Other real estate owned and repossessed assets were $2.1 million and $2.9 million at September 30, 2013 and December 31, 2012. The Company held six other real estate assets with an average balance of $357 thousand at September 30, 2013. At December 31, 2012, the company held 10 other real estate assets with an average balance of $293 thousand. The percentage of nonperforming assets to loans and other real estate owned was 1.43% at September 30, 2013 and 1.27% at December 31, 2012. Total loans past due 90 days or more and still accruing interest were $147 thousand and $208 thousand at September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013, the Bank placed nine loans totaling $2.2 million on nonaccrual status. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2013, the Company had $8.5 million in restructured loans with specific allowances totaling $288 thousand. At December 31, 2012 , the Company had $8.2 million in restructured loans with specific allowances totaling $157 thousand. At September 30, 2013 and December 31, 2012, total restructured loans performing under the restructured terms and accruing interest were $8.1 million and $7.8 million, respectively. Three loans, totaling $377 thousand, were in nonaccrual status at September 30, 2013. Two loans, totaling $311 thousand, were in nonaccrual status at December 31, 2012.

Deposits

Total deposits were $474.5 million and $477.1 million at September 30, 2013 and December 31, 2012, respectively. This represents a decrease of $2.6 million or 0.54% during the nine months ended September 30, 2013. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2013 and December 31, 2012.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $8.3 million or 6.14% from $134.9 million at December 31, 2012 to $143.2 million at September 30, 2013. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts decreased $668 thousand or 0.29% from $231.2 million at December 31, 2012 to $230.6 million at September 30, 2013. Time deposits decreased $10.2 million or 9.18% from $111.0 million at December 31, 2012 to $100.8 million at September 30, 2013. This is comprised of a decrease in time deposits of $100,000 and more of $5.9 million or 13.90% and a decrease in time deposits of less than $100,000 of $4.3 million or 6.29%. Certificates of deposit also included $12.0 million and $12.9 million in brokered certificates of deposit at September 30, 2013 and December 31, 2012, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2013 was $65.4 million, reflecting a percentage of total assets of 11.21%, as compared to $63.7 million and 10.74% at December 31, 2012. During the third quarter of 2012 and 2013, the Company paid a dividend of $0.18 and $0.19, respectively. Total dividends paid during 2012 were $0.73 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. For capital adequacy purposes, financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 17.04% at September 30, 2013 as compared to 16.73% at December 31, 2012. The Company’s total risk-based capital ratio was 18.29% at September 30, 2013 as compared to 17.98% at December 31, 2012. The Company’s Tier 1 capital to average total assets ratio was 12.43% at September 30, 2013 as compared to 11.70% at December 31, 2012. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2013, liquid assets totaled $195.6 million as compared to $237.0 million at December 31, 2012. These amounts represent 37.75% and 44.74% of total liabilities at September 30, 2013 and December 31, 2012, respectively. The decrease in liquid assets was due to a decline in interest bearing deposits with other institutions. These liquid assets were utilized to fund loan and securities growth during the first three quarters of 2013. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2012 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 1992 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of November, 2013.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.