Form 10-K
period 2013-12-31
EAGLE FINANCIAL SERVICES INC
filed 2014-03-26
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2013 was $62,725,310.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of February 27, 2014 was 3,417,832.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I
Item 1. Business
General
Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.
The Bank has twelve full-service branches and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has offices located in Clarke County, Frederick County, Loudoun County and the City of Winchester. This market area is located in northwestern Virginia.
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
In addition to the Bank, the Company has a wholly owned subsidiary, Eagle Financial Statutory Trust II, which was formed in connection with the issuance of $7,000,000 in trust preferred securities in 2007. The Company is also a general partner in a low income housing project. The Company’s subsidiary, Bank of Clarke County, is a partner in Bankers Title Shenandoah, LLC, which sells title insurance, is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks, and is an investor in State Theatre Owner, LLC which rehabilitated the State Theatre of Culpeper, Virginia.
Employees
The Company, including the Bank, had 52 officers, 106 other full-time and 25 part-time employees (or 167 full-time equivalent employees) at December 31, 2013. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.
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

Competition
There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2013 as reported to the FDIC, the Company has 6.6% of the total deposits in its market area. The Company’s market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. Refer to Item 5 for additional information on dividend restrictions. During the year ended December 31, 2013, the Bank paid no dividends to the Company. The Company paid cash dividends of $1.9 million to shareholders during 2013.
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
In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios which will be effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

In addition, the Basel III capital rules provide for a number of new deductions from and adjustments to capital  and prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

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
Dodd-Frank Act. In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Some of these reforms have been implemented. Of the 400 rules enacted in Dodd-Frank, only 51 had been completed as of mid-July 2013, according to a Dodd-Frank progress report issued in July 2013 from the law firm of Davis Polk & Wardell LLP. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that could impact the Bank include the following:

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and interpretation and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.
 Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Subsidiary Banks. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.
Under the final rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. However, regulators are soliciting comments to the Interim Rule, and this exemption could change prior to its effective date. The Company currently does not have any impermissible holdings of TruPS CDOs under the interim rule, and therefore, will not be required to divest of any such investments or change the accounting treatment.
Ability-to-Repay and Qualified Mortgage Rule. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring creditors to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Creditors are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the creditor to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the creditor can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. To meet the mortgage credit needs of a broader customer base, the Company is predominantly an originator of mortgages that are in compliance with the Ability-to-Pay rules.

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
Dramatic declines in the housing market, falling home prices and increasing foreclosures, and unemployment and under-employment have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses, although these conditions have shown signs of stabilization in 2012 and 2013. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

The Company will be subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, the short-term and long-term impact of which is uncertain.

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. If the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company’s financial condition would be materially and adversely affected.

New regulations issued by the CFPB could adversely impact the Company’s earnings.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements could limit the Company’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and/or time consuming to make these loans, which could adversely impact the Company’s profitability.
The Company’s concentration in loans secured by real estate may increase its credit losses, which would negatively affect our financial results.
At December 31, 2013, loans secured by real estate totaled $406.6 million and represented 91.52% of the Company’s loan portfolio. If we experience further adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be further impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke County, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2013, Bank of Clarke County operated twelve full-service branches and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Round Hill and Purcellville. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.
All of the Company’s properties are well maintained, are in good operating condition and are adequate for the Company’s present and anticipated future needs.

Item 3. Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 4. Mine Safety Disclosures
None.

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
The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2013 and 2012. The Company may not be aware of the per share price of all trades made.
Common Stock Market Price and Dividend Data

	2013		2012		Dividends Per Share
	High	Low	High	Low	2013	2012
1st Quarter	$23.50	$21.40	$21.00	$15.50	$0.19	$0.18
2nd Quarter	23.35	22.10	22.25	19.35	0.19	0.18
3rd Quarter	24.80	23.35	22.10	18.10	0.19	0.18
4th Quarter	23.95	20.55	23.00	21.05	0.19	0.19
As of February 27, 2014, the Company had approximately 1,120 shareholders of record.
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
Stock Performance
The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2008 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 17, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

	2008	2009	2010	2011	2012	2013
Eagle Financial Services, Inc.	$100	$102	$112	$119	$162	$171
NASDAQ Bank Index	100	81	91	80	92	128
NASDAQ Composite Index	100	144	168	165	191	265

Item 6. Selected Financial Data
The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$25,036	$26,566	$27,571	$27,789	$27,453
Interest expense	2,585	3,384	4,805	5,530	6,793
Net interest income	$22,451	$23,182	$22,766	$22,259	$20,660
Provision for loan losses	—	1,660	3,750	6,325	4,350
Net interest income after provision for loan losses	$22,451	$21,522	$19,016	$15,934	$16,310
Noninterest income	7,462	6,127	5,946	5,837	4,652
Net revenue	$29,913	$27,649	$24,962	$21,771	$20,962
Noninterest expenses	20,367	18,540	19,269	17,147	16,506
Income before income taxes	$9,546	$9,109	$5,693	$4,624	$4,456
Applicable income taxes	2,388	2,559	1,371	1,019	1,015
Net Income	$7,158	$6,550	$4,322	$3,605	$3,441

Performance Ratios:
Return on average assets	1.23%	1.15%	0.76%	0.65%	0.65%
Return on average equity	11.04%	10.71%	7.73%	6.71%	7.06%
Shareholders’ equity to assets	11.32%	10.74%	10.23%	9.63%	9.65%
Dividend payout ratio	36.02%	37.10%	54.77%	61.98%	63.02%
Non-performing loans to total loans	1.00%	0.63%	0.62%	2.05%	1.26%
Non-performing assets to total assets	1.04%	0.94%	0.86%	1.82%	1.47%

Per Share Data:
Net income, basic	$2.11	$1.97	$1.31	$1.11	$1.09
Net income, diluted	2.10	1.96	1.31	1.11	1.08
Cash dividends declared	0.76	0.73	0.72	0.69	0.68
Book value	19.57	19.11	17.67	16.50	16.05
Market price	22.50	22.00	16.81	16.50	15.75
Average shares outstanding, basic	3,386,467	3,333,235	3,292,290	3,243,292	3,177,244
Average shares outstanding, diluted	3,397,742	3,343,212	3,299,998	3,250,868	3,184,534

Balance Sheet Data:
Total securities	$104,790	$105,531	$117,654	$113,776	$101,210
Total loans	444,273	418,097	410,424	408,449	404,066
Total assets	586,444	593,276	568,022	558,840	535,385
Total deposits	487,587	477,101	448,465	429,296	398,107
Shareholders’ equity	66,406	63,706	58,090	53,829	51,643

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
GENERAL
The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2013, the Company had total assets of $586.4 million, net loans of $438.8 million, total deposits of $487.6 million and shareholders’ equity of $66.4 million. The Company’s net income was $7.2 million for the year ended December 31, 2013.
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
The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated. Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or general allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2013 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS
Net Income
Net income for 2013 was $7.2 million, an increase of $608 thousand or 9.28% over 2012’s net income of $6.6 million. Net income for 2012 increased $2.3 million or 51.55% from 2011’s net income of $4.3 million. Diluted earnings per share were $2.10, $1.96, and $1.31 for 2013, 2012, and 2011, respectively.
Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 1.23%, 1.15%, and 0.76% for 2013, 2012, and 2011, respectively.
Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 11.04%, 10.71%, and 7.73% for 2013, 2012, and 2011, respectively.
Net Interest Income
Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $22.5 million for 2013, $23.2 million for 2012, and $22.8 million for 2011, which represents a decrease of $731 thousand or 3.15% and an increase of $416 thousand or 1.83% for 2013 and 2012, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $25.0 million for 2013, $26.6 million for 2012, and $27.6 million for 2011, which represents a decrease of $1.6 million or 5.76% and $1.0 million or 3.65% for 2013 and 2012, respectively. Total interest expense was $2.6 million for 2013, $3.4 million for 2012, and $4.8 million for 2011, which represents a decrease of $799 thousand or 23.61% and $1.4 million or 29.57% in 2013 and 2012, respectively. The decreases in total interest income and total interest expense during 2013 are driven mainly by the interest rate environment. Refer to the table titled “Volume and Rate Analysis” for further detail on these decreases.
The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2013, 2012, and 2011.
The net interest margin was 4.24% for 2013, 4.47% for 2012, and 4.40% for 2011. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2013, 2012, and 2011. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2013, 2012, and 2011.

Average Balances, Income and Expenses, Yields and Rates
(dollars in thousands)

	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$72,630	$2,242	3.09%	$70,134	$2,571	3.67%	$80,146	$3,108	3.88%
Tax-Exempt (1)	36,692	1,881	5.13%	39,281	2,095	5.33%	38,285	2,117	5.53%
Total Securities	$109,322	$4,123	3.77%	$109,415	$4,666	4.26%	$118,431	$5,225	4.41%
Loans:
Taxable	422,692	21,352	5.05%	413,281	22,387	5.42%	396,430	22,826	5.76%
Non-accrual	2,921	—	—%	2,731	—	—%	4,735	—	—%
Tax-Exempt (1)	4,423	269	6.08%	4,786	306	6.39%	4,657	307	6.59%
Total Loans	$430,036	$21,621	5.03%	$420,798	$22,693	5.39%	$405,822	$23,133	5.70%
Federal funds sold	—	—	—%	92	—	—%	5	—	—%
Interest-bearing deposits in other banks	10,048	23	0.23%	9,420	23	0.24%	17,219	37	0.21%
Total earning assets	$546,485	$25,767	4.72%	$536,994	$27,382	5.10%	$536,742	$28,395	5.29%
Allowance for loan losses	(6,957)			(8,393)			(7,687)
Total non-earning assets	40,573			39,698			43,771
Total assets	$580,101			$568,299			$572,826

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$83,889	$103	0.12%	$80,500	$140	0.17%	$65,410	$168	0.26%
Money market accounts	87,809	120	0.14%	84,241	210	0.25%	74,749	336	0.45%
Savings accounts	59,114	30	0.05%	52,635	39	0.07%	47,852	56	0.12%
Time deposits:
$100,000 and more	38,232	241	0.63%	48,065	380	0.79%	63,215	618	0.98%
Less than $100,000	65,900	648	0.98%	71,810	817	1.14%	89,987	1,261	1.40%
Total interest-bearing deposits	$334,944	$1,142	0.34%	$337,251	$1,586	0.47%	$341,213	$2,439	0.71%
Federal funds purchased and securities sold under agreements to repurchase	1,064	31	2.91%	10,174	360	3.54%	12,501	364	2.91%
Federal Home Loan Bank advances	32,223	1,094	3.40%	32,960	1,120	3.40%	48,305	1,685	3.49%
Trust preferred capital notes	7,217	318	4.41%	7,217	318	4.41%	7,217	317	4.39%
Total interest-bearing liabilities	$375,448	$2,585	0.69%	$387,602	$3,384	0.87%	$409,236	$4,805	1.17%
Noninterest-bearing liabilities:
Demand deposits	136,242			115,667			104,041
Other Liabilities	3,581			3,864			3,611
Total liabilities	$515,271			$507,133			$516,888
Shareholders’ equity	64,830			61,166			55,938
Total liabilities and shareholders’ equity	$580,101			$568,299			$572,826
Net interest income		$23,182			$23,998			$23,590
Net interest spread			4.03%			4.23%			4.12%
Interest expense as a percent of average earning assets			0.47%			0.63%			0.90%
Net interest margin			4.24%			4.47%			4.40%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 34%.

Tax-Equivalent Net Interest Income
(dollars in thousands)

	December 31,
	2013	2012	2011
GAAP Financial Measurements:
Interest Income - Loans	$21,530	$22,589	$23,029
Interest Income - Securities and Other Interest-Earnings Assets	3,506	3,977	4,542
Interest Expense - Deposits	1,142	1,586	2,439
Interest Expense - Other Borrowings	1,443	1,798	2,366
Total Net Interest Income	$22,451	$23,182	$22,766

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$92	$104	$104
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	639	712	720
Total Tax Benefit on Tax-Exempt Interest Income	$731	$816	$824
Tax-Equivalent Net Interest Income	$23,182	$23,998	$23,590
The tax-equivalent yield on earning assets decreased 38 basis points from 2012 to 2013 and 19 basis points from 2011 to 2012. The tax-equivalent yield on securities decreased 49 basis points from 2012 to 2013 and 15 basis points from 2011 to 2012. The tax-equivalent yield on loans decreased 36 basis points from 2012 to 2013 and 31 basis points from 2011 to 2012. The decrease in the yield on earning assets, securities, and the loan portfolio was primarily a result of the low interest rate environment that extended through 2013.
The average rate on interest-bearing liabilities decreased 18 basis points from 2012 to 2013 and 30 basis points from 2011 to 2012. These changes were caused primarily by management of the deposit pricing and product mix and the continued low rate environment. An intentional shift in the product mix during 2013 was planned and achieved to move from time deposits to non-maturity deposits. The average rate on total interest-bearing deposits decreased 13 basis points from 2012 to 2013 and 24 basis points from 2011 to 2012. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $13.4 million or 6.18% from $217.4 million during 2012 to $230.8 million in 2013 and $29.4 million or 15.61% from $188.0 million at December 31, 2011 during 2012. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company from time to time will utilize overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The Company also borrows funds for a longer term through wholesale repurchase agreements, which require marketable securities as collateral. The average rate on these borrowings decreased 63 basis points from 2012 to 2013 and increased 63 basis points from 2011 to 2012. The rate on wholesale repurchase agreements, which matured in January 2013, was fixed at 3.54%, while the cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which remained at 0.25% during 2013. The Company has not borrowed funds through retail repurchase agreements since June 2011. Finally, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances remained stable from 2012 to 2013 and decreased 9 basis points from 2011 to 2012. The average balance on FHLB advances decreased $737 thousand during 2013 and decreased $15.3 million during 2012.
The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans. Tax-equivalent net interest income decreased $816 thousand during 2013. The decrease in tax-equivalent net interest income during 2013 is comprised of an increase due to volume of $925 thousand and a decrease due to rate of $1.7 million. The change in tax-equivalent net interest income during 2013 was primarily affected by low rates on deposits, Federal Home Loan Bank advances, and taxable loans.

Volume and Rate Analysis (Tax-Equivalent Basis)
(dollars in thousands)

	2013 vs 2012 Increase (Decrease) Due to Changes in:			2012 vs 2011 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$96	$(425)	$(329)	$(375)	$(162)	$(537)
Tax-exempt	(136)	(78)	(214)	56	(78)	(22)
Loans:
Taxable	518	(1,553)	(1,035)	1,130	(1,569)	(439)
Tax-exempt	(23)	(14)	(37)	10	(11)	(1)
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in other banks	—	—	—	(20)	6	(14)
Total earning assets	$455	$(2,070)	$(1,615)	$801	$(1,814)	$(1,013)

Interest-Bearing Liabilities:
NOW accounts	$6	$(43)	$(37)	$56	$(84)	$(28)
Money market accounts	10	(100)	(90)	50	(176)	(126)
Savings accounts	7	(16)	(9)	5	(22)	(17)
Time deposits:
$100,000 and more	(70)	(69)	(139)	(132)	(106)	(238)
Less than $100,000	(62)	(107)	(169)	(231)	(213)	(444)
Total interest-bearing deposits	$(109)	$(335)	$(444)	$(252)	$(601)	$(853)
Federal funds purchased and securities sold under agreements to repurchase	$(335)	$6	$(329)	$(2)	$(2)	$(4)
Federal Home Loan Bank advances	(26)	—	(26)	(523)	(42)	(565)
Trust preferred capital notes	—	—	—	—	1	1
Total interest-bearing liabilities	$(470)	$(329)	$(799)	$(777)	$(644)	$(1,421)
Change in net interest income	$925	$(1,741)	$(816)	$1,578	$(1,170)	$408
Provision for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was zero for 2013, $1.7 million for 2012, and $3.8 million for 2011. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The lower provision for loan losses compared to last year reflects lower specific reserves on remaining impaired loans as well as a lower balance in impaired loans. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.
Noninterest Income
Total noninterest income was $7.5 million, $6.1 million, and $5.9 million during 2013, 2012, and 2011, respectively. This represents an increase of $1.4 million or 21.79% for 2013 and $207 thousand or 3.50% for 2012. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2013, 2012, and 2011, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

(dollars in thousands)	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Income from fiduciary activities	$1,186	$963	$223	23.16%	$963	$907	$56	6.17%
Service charges on deposit accounts	1,453	1,509	(56)	(3.71)%	1,509	1,586	(77)	(4.85)%
Other service charges and fees	3,864	3,404	460	13.51%	3,404	3,190	214	6.71%
Gain (loss) on the sale of bank premises and equipment	(1)	—	(1)	NM	—	76	(76)	NM
Gain on sale of securities	465	45	420	NM	45	67	(22)	NM
Other operating income	495	206	289	140.29%	206	94	112	119.15%
Total noninterest income	7,462	6,127	1,335	21.79%	6,127	5,920	207	3.50%
NM - Not Meaningful
Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased by $223 thousand or 23.16% for 2013. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2013, the Company determined that it had under-accrued trust fees receivable during 2011 and 2012. An adjustment was made in the first quarter of 2013 to increase the trust fees receivable account and increase the corresponding income from fiduciary activities.
The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Other service charges and fees increased by $460 thousand or 13.51% for 2013. ATM/debit card fees increased by $297 thousand for 2013. In April of 2013, the Company received a signing bonus of $121 thousand from its current debit card vendor for extending its contract and remaining exclusive to this provider. In addition, the Company recorded the sale of the Bank’s merchant processing business. The sale of the merchant portfolio resulted in a net gain of $399 thousand. Total proceeds from the transaction of $450 thousand are reflected in other service charges and fees while broker, legal and other related expenses are reflected in non-interest expense. These increases in other service charges and fees were offset by a decrease of $406 thousand or 58.67% in fees generated from the origination of mortgage loans for the secondary market. This decrease is due to decreased volume in this product for 2013. Other service charges and fees increased by $214 thousand or 6.71% for 2012. This increase is largely attributable to fees generated from the origination of mortgage loans for the secondary market, due to increased volume in this product for 2012.
In 2013, the Company sold $4.0 million in available for sale securities for a net gain of $465 thousand. In 2012, the Company sold $3.4 million in available for sale securities for a net gain of $45 thousand. In 2011, the Company sold $4.8 million in available for sale securities for a net gain of $67 thousand. During 2011, the Company recorded an impairment charge of $88 thousand on a corporate security. No impairment charges were recorded during 2013 or 2012.
Other operating income increased $289 thousand or 140.29% during 2013. During 2013, the Company recorded $254 thousand of income related to the proceeds received from a bank owned life insurance policy, which was the majority of the increase to other operating income. Other operating income increased $112 thousand or 119.15% during 2012. This increase resulted mostly from increased income from the Company’s investments in Davenport Financial Fund and Banker’s Insurance.
Several one time events, as noted above, including the sale of the merchant card portfolio, the receipt of life insurance benefits and the adjustment made to the the trust fees receivable account, have helped to mitigate declining interest income during 2013.

Noninterest Expenses
Total noninterest expenses were $20.4 million, $18.5 million, and $19.2 million during 2013, 2012, and 2011, respectively. This represents an increase of $1.9 million or 9.85% during 2013 and a decrease of $703 thousand or 3.65% during 2012. The efficiency ratio of the Company was 65.36%, 61.06%, and 63.42% for 2013, 2012, and 2011, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding certain non-recurring gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

(dollars in thousands)	2013	2012	$ Change	% Change	2012	2011	$ Change	% Change
Salaries and employee benefits	$11,451	$10,634	$817	7.68%	$10,634	$10,609	$25	0.24%
Occupancy expenses	1,291	1,147	144	12.55%	1,147	1,155	(8)	(0.69)%
Equipment expenses	666	665	1	0.15%	665	676	(11)	(1.63)%
Advertising and marketing expenses	548	470	78	16.60%	470	500	(30)	(6.00)%
Stationery and supplies	274	289	(15)	(5.19)%	289	292	(3)	(1.03)%
ATM network fees	616	528	88	16.67%	528	546	(18)	(3.30)%
Other real estate owned expense	40	362	(322)	(88.95)%	362	159	203	127.67%
(Gain) loss on the sale of other real estate owned	140	(13)	153	NM	(13)	335	(348)	NM
FDIC assessment	375	292	83	28.42%	292	712	(420)	(58.99)%
Computer software expense	664	463	201	43.41%	463	507	(44)	(8.68)%
Bank franchise tax	407	383	24	6.27%	383	376	7	1.86%
Professional fees	1,013	1,072	(59)	(5.50)%	1,072	1,111	(39)	(3.51)%
Other bank services charges	695	79	616	779.75%	79	87	(8)	(9.20)%
Other operating expenses	2,187	2,169	18	0.83%	2,169	2,178	(9)	(0.41)%
Total noninterest expenses	$20,367	$18,540	$1,827	9.85%	$18,540	$19,243	$(703)	(3.65)%
NM - Not Meaningful
Salaries and employee benefits increased $817 thousand or 7.68% during 2013. This increase can be attributed to several factors including annual salary increases, salary expenses related to the Purcellville branch which opened in 2013. In 2013, the Company began an accrual for hourly employees due to being paid one week in arrears, which amounted to $70 thousand.
Occupancy expenses increased $144 thousand or 12.55% during 2013. Occupancy expenses for the Purcellville branch, which opened in May 2013, were approximately $150 thousand.
Advertising and marketing expenses increased $78 thousand or 16.60% during 2013. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community. Advertising expenses have been higher during 2013 due to the opening of the new Purcellville branch.
ATM network fees increased $88 thousand or 16.67% during 2013. ATM network fees fluctuate based on the usage of ATM and debit cards.
Other real estate owned expenses decreased $322 thousand or 88.95% during 2013 and increased $203 thousand or 127.67% during 2012. This fluctuation is due mainly to a valuation allowance of $283 thousand that was established during 2012. No valuation allowances were established during 2013.

FDIC assessments increased $83 thousand or 28.42% during 2013 and decreased $420 thousand or 58.99% during 2012. On December 30 2009, the Company prepaid their estimated quarterly FDIC assessments of $2.3 million for 2010, 2011, and 2012. The remaining prepaid FDIC balance of $435 thousand was refunded to the Company on June 28, 2013. During the second quarter of 2012, the Company determined that it had expensed too much of its remaining prepaid FDIC insurance balance during the period of October 1, 2011 through March 31, 2012 and as a result made a $174 thousand adjustment to increase the prepaid balance and decrease the corresponding expense. The remaining decrease in 2012 versus 2011 was due to a change in the FDIC assessment base from average deposits to average assets less tangible equity as required by the Dodd-Frank Act.
Computer software expense increased $201 thousand or 43.41% during 2013. As the Company grows and regulations increase, the Company has had to invest in additional software products causing expenses to increase.
Other bank service charges increased $616 thousand or 779.75% during 2013. Noninterest expense was negatively impacted by the Company’s election to prepay a $10.0 million outstanding advance with the Federal Home Loan Bank of Atlanta. A $612 thousand prepayment fee was incurred by the Company in December 2013 in conjunction with the repayment of the advance.
Income Taxes
Income tax expense was $2.4 million, $2.6 million, and $1.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. The change in income tax expense can be attributed to changes in taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 25.02%, 28.09%, and 24.08% for 2013, 2012, and 2011, respectively. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2013, 2012, and 2011.
FINANCIAL CONDITION
Assets, Liabilities and Shareholders’ Equity
The Company’s total assets were $586.4 million at December 31, 2013, a decrease of $6.9 million or 1.15% from $593.3 million at December 31, 2012. Securities decreased $156 thousand or 0.15% from 2012 to 2013. Loans, net of allowance for loan losses, increased by $27.3 million or 6.63% from 2012 to 2013. Total liabilities were $520.0 million at December 31, 2013, compared to $529.6 million at December 31, 2012. Total shareholders’ equity at year end 2013 and 2012 was $66.4 million and $63.7 million, respectively.
Securities
Total securities at December 31, 2013 were $102.6 million as compared to $102.8 million as of December 31, 2012, which represents a decrease of $156 thousand or 0.15% during 2013. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2013, 2012, and 2011. The Company purchased $26.9 million in securities during 2013. This amount includes $16.8 million or 62.48% in obligations of U.S. government corporations and agencies, $2.1 million or 7.64% in mortgage-backed securities and $8.0 million or 29.88% in obligations of states and political subdivisions. The Company had $18.4 million in maturities and principal repayments on securities during 2013. This amount includes $3.7 million or 19.98% in obligations of U.S. government corporations and agencies, $5.7 million or 30.82% in mortgage-backed securities, $5.5 million or 30.12% in obligations of states and political subdivisions, $2.5 million or 13.64% in corporate securities, and $1.0 million or 5.44% in equity securities. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2013. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2013 and 2012.

Securities Portfolio
(dollars in thousands)

	December 31,
	2013	2012	2011
Securities available for sale:
Obligations of U.S. government corporations and agencies	$34,744	$23,692	$18,533
Mortgage-backed securities	15,197	22,207	34,546
Obligations of states and political subdivisions	43,116	43,501	45,766
Corporate securities	8,423	11,156	13,043
Equity securities	1,118	2,198	2,246
	$102,598	$102,754	$114,134

The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $0.8 million and $5.8 million at December 31, 2013 and 2012, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.
The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2013. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.
Maturity Distribution and Yields of Securities
(dollars in thousands)

	December 31, 2013
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$2,013	1.85%	$13,275	1.80%	$17,696	2.17%	$1,760	3.36%	$34,744	2.08%
Mortgage-backed securities	—	—%	231	4.43%	4,443	2.13%	10,523	3.30%	15,197	2.96%
Corporate securities	2,034	6.90%	5,065	6.83%	1,185	7.00%	139	—%	8,423	6.84%
Obligations of states and political subdivisions, taxable	—	—%	2,260	2.31%	2,514	4.74%	2,788	4.55%	7,562	3.94%
Equity securities	—	—%	—	—%	—	—%	1,118	6.94%	1,118	6.94%
Total taxable	$4,047	4.37%	$20,831	3.01%	$25,838	2.58%	$16,328	3.76%	$67,044	3.10%
Obligations of states and political subdivisions, tax-exempt (1)	2,815	3.68%	10,370	3.11%	19,380	3.36%	2,989	4.26%	35,554	3.39%
Total	$6,862	4.09%	$31,201	3.04%	$45,218	2.90%	$19,317	3.84%	$102,598	3.20%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.
Loan Portfolio
The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $444.3 million and $418.1 million at December 31, 2013 and 2012, respectively. This represents an increase of $26.2 million or 6.26% for 2013. The ratio of loans to deposits increased during the year from 87.63% to 91.12% at December 31, 2012 and December 31, 2013, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio
(dollars in thousands)

	December 31,
	2013	2012	2011	2010	2009
Loans secured by real estate:
Construction and land development	$27,047	$30,846	$31,579	$31,560	$34,531
Secured by farmland	9,886	7,030	3,390	4,332	5,636
Secured by 1-4 family residential properties	218,633	214,619	212,638	207,671	205,579
Multifamily	2,850	2,808	4,517	4,908	3,112
Commercial	148,166	124,382	118,043	116,381	109,516
Loans to farmers	1,321	1,525	1,910	1,293	1,284
Commercial and industrial loans	20,865	21,640	22,866	24,449	24,268
Consumer installment loans	13,785	13,307	13,185	14,518	16,115
All other loans	1,720	1,940	2,296	3,337	4,025
Total loans	$444,273	$418,097	$410,424	$408,449	$404,066

Loans secured by real estate were $406.6 million or 91.52% and $379.7 million or 90.81% of total loans at December 31, 2013 and 2012, respectively. This represents an increase of $26.9 million or 7.08% for 2013. Consumer installment loans were $13.8 million or 3.10% and $13.3 million or 3.18% of total loans at December 31, 2013 and 2012, respectively. This represents an increase of $478 thousand or 3.59% for 2013. Commercial and industrial loans were $20.9 million or 4.70% and $21.6 million or 5.18% of total loans at December 31, 2013 and 2012. This represents a decrease of $775 thousand or 3.58% for 2013.
The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $349.7 million or 78.71% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.
Maturity Schedule of Selected Loans
(dollars in thousands)

	December 31, 2013
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$22,881	$4,032	$134	$27,047
Secured by farmland	1,496	7,686	704	9,886
Secured by 1-4 family residential properties	22,986	145,151	50,496	218,633
Multifamily	307	1,900	643	2,850
Commercial	25,756	82,942	39,468	148,166
Loans to farmers	572	749	—	1,321
Commercial and industrial loans	10,172	8,398	2,295	20,865
Consumer installment loans	1,369	12,070	346	13,785
All other loans	—	1,227	493	1,720
	$85,539	$264,155	$94,579	$444,273
For maturities over one year:
Floating rate loans		$12,762	$13,091	$25,853
Fixed rate loans		251,393	81,488	332,881
		$264,155	$94,579	$358,734

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $6.1 million in total non-performing assets, which consist of nonaccrual loans, foreclosed property, and repossessed assets at December 31, 2013. This is an increase of $710 thousand when compared to the December 31, 2012 balance of $5.3 million. This increase resulted mostly from the increase in nonaccrual loans, offset by decreases in foreclosed property as discussed below.
Nonaccrual loans were $4.4 million at December 31, 2013 and $2.4 million at 2012. The gross amount of interest income that would have been recognized on nonaccrual loans was $129 thousand for 2013 and $75 thousand for 2012. None of this interest income was included in net income for 2013 or 2012. A total of 15 loans were placed in nonaccrual during 2013. The majority of these loans (11) had balances of less than $100 thousand. Two large relationships were added to nonaccrual at December 31, 2013 totaling $2.4 million. In addition, six loans totaling $1.2 million were removed from nonaccrual status during 2013. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2013 totaled $4.4 million and had $524 thousand in specific allocations.

Foreclosed property decreased to $1.6 million at December 31, 2013, compared to $2.9 million at December 31, 2012. Six foreclosed properties were sold during 2013, while only one foreclosed property was acquired. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net loss of $140 thousand was recognized on the sale of other real estate owned during 2013. A net gain of $13 thousand was recognized on the sale of other real estate owned during 2012.
Total loans past due 90 days or more and still accruing interest were $11 thousand or 0.00%, $208 thousand or 0.05%, and $94 thousand or 0.23% of total loans at December 31, 2013, 2012, and 2011, respectively. The loans past due 90 days or more and still accruing interest are well secured and in the process of collection; therefore, they are not classified as nonaccrual.
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
In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2013, 2012, 2011, and 2010, the Company had $6.4 million, $8.2 million, $10.7 million, and $8.5 million in restructured loans, respectively. There were no restructured loans at December 31, 2009.
Nonperforming Assets
(dollars in thousands)

	December 31,
	2013	2012	2011	2010	2009

Nonaccrual loans	$4,412	$2,414	$2,449	$8,377	$5,099
Other real estate owned and repossessed assets	1,646	2,934	2,423	1,805	2,776
Total nonperforming assets	$6,058	$5,348	$4,872	$10,182	$7,875
Loans past due 90 days and accruing interest	$11	$208	$94	$10	$13

Allowance for loan losses to nonperforming assets	91%	123%	179%	70%	76%

Non-performing assets to period end loans and other real estate owned	1.36%	1.27%	1.18%	2.48%	1.94%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2013, other potential problem loans totaled $13.3 million. Of the total other potential problem loans, $9.3 million or 69.65% are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.
Allowance for Loan Losses
The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.
Charged-off loans were $1.3 million, $4.2 million, and $3.0 million for 2013, 2012, and 2011, respectively. Recoveries were $233 thousand, $337 thousand, and $848 thousand for 2013, 2012, and 2011, respectively. Net charge-offs were $1.1 million, $3.8 million, and $2.1 million for 2013, 2012, and 2011, respectively. This represents a decrease in net charge-offs of $2.7 million or 71.54% for 2013 and an increase of $1.7 million or 80.64% for 2012. The allowance for loan losses as a percentage of loans was 1.24%, 1.57%, and 2.13% at the end of 2013, 2012, and 2011, respectively. The decreases in allowance for loan losses as a percentage of total loans from December 31, 2012 to December 31, 2013 is primarily due to charge-offs incurred during 2013 that were supported by specific reserves in the allowance for loan losses during 2012. In addition, while nonperforming assets increased slightly, restructured loans as well as impaired loans decreased at a more rapid pace. The allowance for loan losses at year-end covered net charge-offs during the year by 5.04 times for 2013, 1.72 times for 2012, and 1.43 times for 2011. The ratio of net charge-offs to average loans was 0.25% for 2013, 0.91% for 2012, and 0.52% for 2011.
The provision for loan losses for the year ended December 31, 2013 was zero, a decrease of $1.7 million or 100.00% from December 31, 2012. The lower provision for loan losses compared to last year reflects lower specific reserves on remaining impaired loans as well as a lower balance in impaired loans.
The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2013, 2012, 2011, 2010, and 2009. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2013	2012	2011	2010	2009

Balance, beginning of period	$6,577	$8,743	$7,111	$5,970	$4,521

Loans charged-off:
Commercial, financial and agricultural	403	207	596	1,077	466
Real estate-construction and land development	20	1,313	710	2,917	1,090
Real estate-mortgage	796	2,499	1,204	1,239	1,141
Consumer	103	144	456	242	456
Total loans charged off	$1,322	$4,163	$2,966	$5,475	$3,153

Recoveries:
Commercial, financial and agricultural	$47	$36	$137	$72	$98
Real estate-construction and land development	5	4	5	—	—
Real estate-mortgage	116	213	299	102	—
Consumer	65	84	407	117	154
Total recoveries	$233	$337	$848	$291	$252
Net charge-offs	1,089	3,826	2,118	5,184	2,901
Provision for loan losses	—	1,660	3,750	6,325	4,350
Balance, end of period	$5,488	$6,577	$8,743	$7,111	$5,970

Ratio of allowance for loan losses to loans outstanding at period end	1.24%	1.57%	2.13%	1.74%	1.48%

Ratio of net charge offs to average loans outstanding during the period	0.25%	0.91%	0.52%	1.27%	0.74%
Allocation of Allowance for Loan Losses
(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer and Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2013	$555	4.7%	$1,032	8.3%	$3,562	83.2%	$184	3.8%
December 31, 2012	880	5.2%	1,280	9.0%	4,002	81.8%	229	4.0%
December 31, 2011	1,077	5.6%	2,618	8.5%	4,601	81.7%	254	4.2%
December 31, 2010	819	6.0%	1,386	8.8%	4,688	80.5%	218	4.7%
December 31, 2009	1,417	7.3%	1,735	8.5%	2,464	80.1%	354	4.1%

Deposits
Total deposits were $487.6 million and $477.1 million at December 31, 2013 and 2012, respectively, which represents an increase of $10.5 million or 2.20% during 2013. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2013, 2012 and 2011.
Average Deposits and Rates Paid
(dollars in thousands)

	December 31,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing	$136,242		$115,667		$104,041
Interest-bearing:
NOW accounts	83,889	0.12%	80,500	0.17%	65,410	0.26%
Money market accounts	87,809	0.14%	84,241	0.25%	74,749	0.45%
Regular savings accounts	59,114	0.05%	52,635	0.07%	47,852	0.12%
Time deposits:
$100,000 and more	38,232	0.63%	48,065	0.79%	63,215	0.98%
Less than $100,000	65,900	0.98%	71,810	1.14%	89,987	1.4%
Total interest-bearing	$334,944	0.34%	$337,251	0.47%	$341,213	0.71%
Total deposits	$471,186		$452,918		$445,254
Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $12.8 million or 9.51% from $134.9 million at December 31, 2012 to $147.7 million at December 31, 2013. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, decreased $2.3 million or 0.68% from $342.2 million at December 31, 2012 to $339.9 million at December 31, 2013. Total NOW account balances decreased $6.8 million or 7.39% from $92.3 million at December 31, 2012 to $85.5 million at December 31, 2013. Total money market account balances increased $7.1 million or 8.36% from $85.0 million at December 31, 2012 to $92.1 million at December 31, 2013. Total regular savings account balances increased $9.2 million or 17.07% from $54.0 million at December 31, 2012 to $63.2 million at December 31, 2013. Time deposits decreased $11.9 million or 10.67% from $111.0 million at December 31, 2012 to $99.1 million at December 31, 2013. This is comprised of a decrease in certificates of deposit of $100,000 and more of $5.3 million or 13.57% from $39.3 million at December 31, 2012 to $34.0 million at December 31, 2013 and a decrease in certificates of deposit of less than $100,000 of $5.6 million or 8.08% from $68.8 million at December 31, 2012 to $63.2 million at December 31, 2013. Pricing decisions made by management and influenced by the low interest rate environment resulted in the decline in certificate of deposits. Brokered certificates of deposits less than $100,000 increased $110 thousand or 1.10% from $10.0 million at December 31, 2012 to $10.1 million at December 31, 2013. This included $9.9 million of traditional brokered certificates of deposit and $208 thousand of certificates obtained through the CDARS network. Brokered certificates of deposits, greater than $100,000, decreased $947 thousand or 32.92% from $2.9 million at December 31, 2012 to $1.9 millionat December 31, 2013. These certificates were obtained through the CDARS network. The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000, excluding brokered certificates of deposit. Core deposits totaled $475.5 million or 97.53% and $464.2 million or 97.30% of total deposits at December 31, 2013 and 2012, respectively.
The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2013. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $6.9 million which matures over one year. The total amount maturing within one year is $29.0 million or 80.69% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater
(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits

December 31, 2013	$9,973	$4,991	$14,019	$6,936	$35,919	7.37%

CAPITAL RESOURCES
The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2013 was $66.4 million, reflecting a percentage of total assets of 11.32% as compared to $63.7 million and 10.74% at December 31, 2012. The common stock’s book value per share increased $0.46 or 2.41% to $19.57 per share at December 31, 2013 from $19.11 per share at December 31, 2012. During 2013, the Company paid $0.76 per share in dividends as compared to $0.73 per share for 2012 and $0.72 per share for 2011. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock.
Analysis of Capital
(dollars in thousands)

	December 31, 2013	December 31, 2012
Tier 1 Capital:
Common stock	$8,482	$8,340
Capital surplus	11,537	10,424
Retained earnings	46,082	41,494
Trust preferred capital notes	7,000	7,000
Total Tier 1 capital	$73,101	$67,258
Tier 2 Capital:
Allowance for loan losses	$5,325	$5,046
Total Tier 2 capital	$5,325	$5,046
Total risk-based capital	$78,426	$72,304

Risk weighted assets	$425,778	$402,132

Risk Based Capital Ratios:
Tier 1 risk-based capital ratio	17.17%	16.73%
Total risk-based capital ratio	18.42%	17.98%
Tier 1 leverage ratio	12.48%	11.7%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums. The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2013 and 2012.
Note 16 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.
LIQUIDITY
Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2013 liquid assets totaled $201.9 million as compared to $237.0 million at December 31, 2012. These amounts represent 38.81% and 44.74% of total liabilities at December 31, 2013 and 2012, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.
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
The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2013.
Contractual Obligations and Scheduled Payments
(dollars in thousands)

	December 31, 2013
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$2,250	$20,000	$—	$—	$22,250
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	—	—	—	—	—
Operating leases	52	104	104	725	985
	$2,302	$20,104	$104	$7,942	$30,452
The $22.3 million in outstanding FHLB advances is comprised of three (3) advances. Note 8 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 20 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 6 to the Consolidated Financial Statements.

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
Year 1 Net Interest Income Simulation
(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-100 BP	$(770)	3.63%
+100 BP	62	0.29%
+200 BP	115	0.54%
+300 BP	220	1.04%
+400 BP	311	1.46%
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

The table below examines the Economic Value of Equity (EVE). The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The model indicates an exposure to falling interest rates. The model also indicates an exposure to rates rising with all rising interest rate shocks as well. These results are driven primarily by the relative change in value of the Bank’s core deposit base as rates rise.
Static EVE Change
(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	$(6,797)	(7.02)%
+100 BP Shock	(1,098)	(1.13)%
+200 BP Shock	(3,749)	(3.87)%
+300 BP Shock	(6,292)	(6.50)%
+400 BP Shock	(8,926)	(9.22)%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Eagle Financial Services, Inc.
Berryville, Virginia
We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. The management of Eagle Financial Services, Inc. and its subsidiaries (the Company) is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

 /s/ SMITH ELLIOTT KEARNS & COMPANY, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC
Chambersburg, Pennsylvania
March 26, 2014

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012
(dollars in thousands, except share amounts)

	2013	2012
Assets
Cash and due from banks	$9,295	$9,782
Interest-bearing deposits with other institutions	4,948	38,908
Total cash and cash equivalents	14,243	48,690
Securities available for sale, at fair value	102,598	102,754
Restricted investments	2,192	2,777
Loans	444,273	418,097
Allowance for loan losses	(5,488)	(6,577)
Net Loans	438,785	411,520
Bank premises and equipment, net	17,214	16,545
Other real estate owned, net of allowance	1,646	2,928
Other assets	9,766	8,062
Total assets	$586,444	$593,276
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$147,698	$134,871
Savings and interest bearing demand deposits	240,749	231,249
Time deposits	99,140	110,981
Total deposits	$487,587	$477,101
Federal funds purchased and securities sold under agreements to repurchase	—	10,000
Federal Home Loan Bank advances	22,250	32,250
Trust preferred capital notes	7,217	7,217
Other liabilities	2,984	3,002
Total liabilities	$520,038	$529,570
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2013, 3,392,780; issued 2012, 3,336,022	8,482	8,340
Surplus	11,537	10,424
Retained earnings	46,082	41,494
Accumulated other comprehensive income	305	3,448
Total shareholders’ equity	$66,406	$63,706
Total liabilities and shareholders’ equity	$586,444	$593,276
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2013, 2012, and 2011
(dollars in thousands, except per share amounts)

	2013	2012	2011
Interest and Dividend Income
Interest and fees on loans	$21,530	$22,589	$23,029
Interest and dividends on securities available for sale:
Taxable interest income	2,055	2,187	2,695
Interest income exempt from federal income taxes	1,241	1,383	1,397
Dividends	187	384	413
Interest on deposits in banks	23	23	37
Total interest and dividend income	$25,036	$26,566	$27,571
Interest Expense
Interest on deposits	1,142	1,586	2,439
Interest on federal funds purchased and securities sold under agreements to repurchase	31	360	364
Interest on Federal Home Loan Bank advances	1,094	1,120	1,685
Interest on trust preferred capital notes	135	148	137
Interest on interest rate swap	183	170	180
Total interest expense	$2,585	$3,384	$4,805
Net interest income	$22,451	$23,182	$22,766
Provision For Loan Losses	—	1,660	3,750
Net interest income after provision for loan losses	$22,451	$21,522	$19,016
Noninterest Income
Income from fiduciary activities	$1,186	$963	$907
Service charges on deposit accounts	1,453	1,509	1,586
Other service charges and fees	3,864	3,404	3,190
(Loss) gain on sale of bank premises and equipment	(1)	—	76
Gain on sale of securities	465	45	67
Other operating income	495	206	94
Total noninterest income	$7,462	$6,127	$5,920
Noninterest Expenses
Salaries and employee benefits	$11,451	$10,634	$10,609
Occupancy expenses	1,291	1,147	1,155
Equipment expenses	666	665	676
Advertising and marketing expenses	548	470	500
Stationery and supplies	274	289	292
ATM network fees	616	528	546
Other real estate owned expense	40	362	159
Loss (gain) on the sale of other real estate owned	140	(13)	335
FDIC assessment	375	292	712
Computer software expense	664	463	507
Bank franchise tax	407	383	376
Professional fees	1,013	1,072	1,111
Other bank service charges	695	79	87
Other operating expenses	2,187	2,169	2,178
Total noninterest expenses	$20,367	$18,540	$19,243
Income before income taxes	$9,546	$9,109	$5,693
Income Tax Expense	2,388	2,559	1,371
Net income	$7,158	$6,550	$4,322
Earnings Per Share
Net income per common share, basic	$2.11	$1.97	$1.31
Net income per common share, diluted	$2.10	$1.96	$1.31
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012, and 2011
(dollars in thousands)

	2013	2012	2011
Net income	$7,158	$6,550	$4,322
Other comprehensive (loss) income:
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes (benefit) of $0, ($4), and $146 for the years ended December 31, 2013, 2012, and 2011, respectively	—	(7)	275
Unrealized (loss) gain on available for sale securities, net of deferred income taxes (benefit) of ($1,687), $289, and $885 for the years ended December 31, 2013, 2012, and 2011, respectively	(3,275)	560	1,717
Change in fair value of interest rate swap, net of deferred income taxes (benefit) of $69, ($19), and ($140) for the years ended December 31, 2013, 2012 and 2011, respectively	132	(36)	(271)
Total other comprehensive (loss) income	(3,143)	517	1,721
Total comprehensive income	$4,015	$7,067	$6,043
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2013, 2012, and 2011
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$8,124	$9,076	$35,419	$1,210	$53,829
Net income			$4,322		4,322
Other comprehensive income				$1,721	1,721
Issuance of restricted stock, stock incentive plan (9,291 shares)	23	(23)			—
Income tax expense on vesting of restricted stock		(3)			(3)
Stock based compensation expense		166			166
Issuance of common stock, dividend investment plan (38,703 shares)	96	508			604
Issuance of common stock, employee benefit plan (5,184 shares)	13	76			89
Retirement of common stock (15,663 shares)	(39)	(232)			(271)
Dividends declared ($0.72 per share)			(2,367)		(2,367)
Balance, December 31, 2011	$8,217	$9,568	$37,374	$2,931	$58,090
Net income			6,550		6,550
Other comprehensive income				517	517
Restricted stock awards, stock incentive plan (10,963 shares)	28	(28)			—
Income tax benefit on vesting of restricted stock		4			4
Stock-based compensation expense		242			242
Issuance of common stock, dividend investment plan (31,887 shares)	80	546			626
Issuance of common stock, employee benefit plan (6,180 shares)	15	92			107
Dividends declared ($0.73 per share)			(2,430)		(2,430)
Balance, December 31, 2012	$8,340	$10,424	$41,494	$3,448	$63,706
Net income			7,158		7,158
Other comprehensive (loss)				(3,143)	(3,143)
Restricted stock awards, stock incentive plan (13,699 shares)	34	(34)			—
Income tax benefit on vesting of restricted stock		35			35
Income tax benefit on disqualifying disposition of stock options exercised		5			5
Stock options exercised (3,872 shares)	10	59			69
Stock-based compensation expense		305			305
Issuance of common stock, dividend investment plan (30,627 shares)	77	585			662
Issuance of common stock, employee benefit plan (8,560 shares)	21	158			179
Dividends declared ($0.76 per share)			(2,570)		(2,570)
Balance, December 31, 2013	$8,482	$11,537	$46,082	$305	$66,406
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012, and 2011
(dollars in thousands)

	2013	2012	2011
Cash Flows from Operating Activities
Net income	$7,158	$6,550	4,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	803	821	843
Amortization of intangible and other assets	150	136	91
Provision for loan losses	—	1,660	3,750
Loss (gain) on the sale of other real estate owned	140	(13)	335
Loss (gain) on the sale and disposal of assets	1	2	(76)
(Gain) on the sale of securities	(465)	(45)	(67)
Stock-based compensation expense	305	242	166
Premium amortization on securities, net	146	191	111
Deferred tax benefit (liability)	1,190	350	(317)
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,392)	602	2,594
Increase (decrease) in other liabilities	183	937	(13)
Net cash provided by operating activities	$8,219	$11,433	$11,739
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$18,389	$20,997	$40,166
Proceeds from the sale of securities available for sale	3,987	3,357	4,849
Purchases of securities available for sale	(26,863)	(12,271)	(46,798)
Proceeds from the sale of restricted securities	585	743	461
Proceeds from the sale of equipment	—	—	445
Purchases of bank premises and equipment	(1,492)	(2,201)	(964)
Proceeds from the sale of other real estate owned	1,167	895	3,167
Proceeds from the sale of repossessed assets	26	71	216
Net (increase) in loans	(27,290)	(13,213)	(8,139)
Net cash (used in) investing activities	$(31,491)	$(1,622)	$(6,597)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$22,327	$48,725	$34,592
Net (decrease) in certificates of deposit	(11,841)	(20,089)	(15,422)
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	(10,000)	—	(4,395)
Net (decrease) in Federal Home Loan Bank advances	(10,000)	(10,000)	(10,000)
Issuance of common stock, employee benefit plan	179	107	89
Stock options exercised	69	—	—
Retirement of common stock	—	—	(271)
Cash dividends paid	(1,909)	(1,805)	(1,764)
Net cash (used in) provided by financing activities	$(11,175)	$16,938	$2,829
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2013, 2012, and 2011
(dollars in thousands)

	2013	2012	2011
(Decrease) increase in cash and cash equivalents	$(34,447)	$26,749	$7,971
Cash and Cash Equivalents
Beginning	48,690	21,941	13,970
Ending	$14,243	$48,690	$21,941
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,704	$3,436	$4,885
Income taxes	$2,097	$2,210	$1,100
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(4,962)	$849	$2,602
Change in fair value of interest rate swap	$201	$(55)	$(411)
Other real estate acquired in settlement of loans	$25	$1,715	$4,045
Issuance of common stock, dividend investment plan	$662	$626	$604
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
Loans
The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Counties of Clarke, Frederick, and Loudoun, Virginia and the City of Winchester, Virginia. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.
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
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less selling costs at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. During 2013, there were no other real estate owned properties that were in the process of being developed by the Bank. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the net expenses from foreclosed assets.
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
Reclassifications
Certain reclassifications have been made to the 2012 financial statements to conform to reporting for 2013.

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

	2013	2012	2011
Average number of common shares outstanding	3,386,467	3,333,235	3,292,290
Effect of dilutive common stock	11,275	10,037	7,708
Average number of common shares outstanding used to calculate diluted earnings per share	3,397,742	3,343,272	3,299,998
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
The components of the change in unrealized gains (losses) on securities during 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Gross unrealized (loss) gain	$(4,497)	$894	$2,669
Reclassification adjustment for realized (gain)	(465)	(45)	(67)
Net unrealized (loss) gain before taxes	(4,962)	849	2,602
Tax effect	1,687	(289)	(885)
	$(3,275)	$560	$1,717

The components of accumulated other comprehensive income, net of deferred taxes, were as follows:

	Unrealized Gain (Loss) on Securities	Change in Fair Value of Interest Rate Swap	Post Retirement Benefit Plan	Total
December 31, 2011	$3,262	$(382)	$51	$2,931
2012 Change	560	(36)	(7)	517
December 31, 2012	3,822	(418)	44	3,448
2013 Change	(3,275)	132	—	(3,143)
December 31, 2013	$547	$(286)	$44	$305
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
Stock Repurchase Program
On June 19, 2013, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2014. There was no repurchase activity during 2013 and 2012. During 2011, the Company purchased 15,663 shares of its Common Stock under its stock repurchase program at an average price of $17.28. The maximum number of shares that may yet be purchased under the plan as of December 31, 2013 are 134,337.
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

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

NOTE 2. Securities
Amortized costs and fair values of securities available for sale at December 31, 2013 and 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$35,890	$439	$(1,585)	$34,744
Mortgage-backed securities	14,896	422	(121)	15,197
Obligations of states and political subdivisions	42,442	969	(295)	43,116
Corporate securities	7,495	928	—	8,423
Equity securities	1,044	74	—	1,118
	$101,767	$2,832	$(2,001)	$102,598
	December 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,781	$911	$—	$23,692
Mortgage-backed securities	20,978	1,229	—	22,207
Obligations of states and political subdivisions	41,185	2,327	(11)	43,501
Corporate securities	9,963	1,193	—	11,156
Equity securities	2,054	144	—	2,198
	$96,961	$5,804	$(11)	$102,754

Carrying amounts of restricted securities at December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,708	2,293
Community Bankers’ Bank Stock	140	140
	$2,192	$2,777

The amortized cost and fair value of securities available for sale at December 31, 2013, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$6,782	$6,862
Due after one year through five years	30,087	31,201
Due after five years through ten years	45,862	45,218
Due after ten years	17,992	18,199
Equity securities	1,044	1,118
	$101,767	$102,598
During the twelve months ended December 31, 2013, the Company sold $4.0 million in available for sale securities for a net gain of $465 thousand. During the twelve months ended December 31, 2012, the Company sold $3.4 million in available for sale securities for a net gain of $45 thousand. During the twelve months ended December 31, 2011, the Company sold $4.8 million in available for sale securities for a net gain of $67 thousand. The net gain amount included an impairment charge of $88 thousand on a corporate security.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2013 and 2012 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$23,235	$1,551	$1,967	$34	$25,202	$1,585
Mortgage-backed securities	2,828	121	—	—	2,828	121
Obligations of states and political subdivisions	8,439	252	466	43	8,905	295
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$34,502	$1,924	$2,433	$77	$36,935	$2,001
	December 31, 2012
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	495	6	274	5	769	11
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$495	$6	$274	$5	$769	$11

Gross unrealized losses on available for sale securities included fifty-one (51) and two (2) debt securities at December 31, 2013 and December 31, 2012, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2013 and December 31, 2012 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at December 31, 2013 and December 31, 2012. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $5.1 million at December 31, 2013 were pledged to secure securities sold under agreements to repurchase and for other purposes required by law.

NOTE 3. Loans
The composition of loans at December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$27,047	$30,846
Secured by farmland	9,886	7,030
Secured by 1-4 family residential properties	218,633	214,619
Multifamily	2,850	2,808
Commercial	148,166	124,382
Loans to farmers	1,321	1,525
Commercial and industrial loans	20,865	21,640
Consumer installment loans	13,785	13,307
All other loans	1,720	1,940
	$444,273	$418,097
Less: Allowance for loan losses	5,488	6,577
	$438,785	$411,520

NOTE 4. Allowance for Loan Losses
Changes in the allowance for loan losses for the years December 31, 2013, 2012 and 2011 were as follows:

	December 31,
	2013	2012	2011
		(in thousands)
Balance, beginning	$6,577	$8,743	$7,111
Provision charged to operating expense	—	1,660	3,750
Recoveries added to the allowance	233	337	848
Loan losses charged to the allowance	(1,322)	(4,163)	(2,966)
Balance, ending	$5,488	$6,577	$8,743

Nonaccrual and past due loans by class at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$143	$—	$1,162	$1,305	$19,560	$20,865	$—	$1,288
Commercial Real Estate:
Owner Occupied	364	—	1,270	1,634	90,811	92,445	—	1,269
Non-owner occupied	99	185	—	284	55,437	55,721	—	185
Construction and Farmland:
Residential	—	—	—	—	7,860	7,860	—	—
Commercial	—	—	—	—	29,073	29,073	—	157
Consumer:
Installment	95	9	11	115	13,670	13,785	11	6
Residential:
Equity Lines	202	25	—	227	31,997	32,224	—	179
Single family	1,995	180	693	2,868	183,541	186,409	—	1,328
Multifamily	—	—	—	—	2,850	2,850	—	—
All Other Loans	—	—	—	—	3,041	3,041	—	—
Total	$2,898	$399	$3,136	$6,433	$437,840	$444,273	$11	$4,412

	December 31, 2012
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$822	$225	$—	$1,047	$20,593	$21,640	$—	$230
Commercial Real Estate:
Owner Occupied	610	374	90	1,074	84,090	85,164	—	90
Non-owner occupied	234	582	—	816	38,402	39,218	—	209
Construction and Farmland:
Residential	—	—	—	—	9,706	9,706	—	—
Commercial	93	44	—	137	28,033	28,170	—	131
Consumer:
Installment	116	10	9	135	13,172	13,307	9	—
Residential:
Equity Lines	109	—	—	109	31,593	31,702	—	287
Single family	4,059	733	524	5,316	177,601	182,917	199	1,467
Multifamily	—	—	—	—	2,808	2,808	—	—
All Other Loans	—	—	—	—	3,465	3,465	—	—
Total	$6,043	$1,968	$623	$8,634	$409,463	$418,097	$208	$2,414

Allowance for loan losses by segment at December 31, 2013 and December 31, 2012 were as follows:

	As of and for the Twelve Months Ended
	December 31, 2013
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Charge-Offs	(20)	(507)	(289)	(403)	(85)	(18)	—	(1,322)
Recoveries	5	109	7	47	54	11	—	233
Provision	(233)	(197)	437	31	26	(33)	(31)	—
Ending balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Ending balance: Individually evaluated for impairment	$218	$627	$299	$334	$—	$—	$—	$1,478
Ending balance: collectively evaluated for impairment	$814	$1,598	$1,038	$221	$102	$82	$155	$4,010
Financing receivables:
Ending balance	$36,933	$221,483	$148,166	$20,865	$13,785	$3,041	$—	$444,273
Ending balance individually evaluated for impairment	$2,674	$4,922	$4,750	$1,347	$—	$6	$—	$13,699
Ending balance collectively evaluated for impairment	$34,259	$216,561	$143,416	$19,518	$13,785	$3,035	$—	$430,574

	As of and for the Twelve Months Ended
	December 31, 2012
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,618	$3,544	$1,057	$1,077	$131	$123	$193	$8,743
Charge-Offs	(1,313)	(1,381)	(1,118)	(207)	(116)	(28)	—	(4,163)
Recoveries	4	67	146	36	73	11	—	337
Provision	(29)	590	1,097	(26)	19	16	(7)	1,660
Ending balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Ending balance: Individually evaluated for impairment	$141	$1,176	$305	$737	$—	$—	$—	$2,359
Ending balance: collectively evaluated for impairment	$1,139	$1,644	$877	$143	$107	$122	$186	$4,218
Financing receivables:
Ending balance	$37,876	$217,427	$124,382	$21,640	$13,307	$3,465	$—	$418,097
Ending balance individually evaluated for impairment	$1,326	$7,695	$5,246	$985	$—	$—	$—	$15,252
Ending balance collectively evaluated for impairment	$36,550	$209,732	$119,136	$20,655	$13,307	$3,465	$—	$402,845

Impaired loans by class at December 31, 2013 and December 31, 2012 were as follows:

	As of and for the Year Ended
	December 31, 2013
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$126	$145	$—	$329	$8
Commercial Real Estate:
Owner Occupied	2,246	2,273	—	2,512	118
Non-owner occupied	1,396	1,398	—	1,498	91
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,392	2,401	—	2,420	97
Residential:
Equity lines	289	290	—	460	16
Single family	3,060	3,100	—	3,531	146
Multifamily	—	—	—	—	—
Other Loans	6	6	—	7	1
	$9,515	$9,613	$—	$10,757	$477
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$1,221	$1,221	$334	$1,271	$59
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,108	1,111	299	1,126	49
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	282	283	218	308	18
Residential:
Equity lines	74	74	74	217	7
Single family	1,499	1,508	553	1,530	71
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,184	$4,197	$1,478	$4,452	$204
Total:
Commercial	$1,347	$1,366	$334	$1,600	$67
Commercial Real Estate	4,750	4,782	299	5,136	258
Construction and Farmland	2,674	2,684	218	2,728	115
Residential	4,922	4,972	627	5,738	240
Other	6	6	—	7	1
Total	$13,699	$13,810	$1,478	$15,209	$681

	As of and for the Year Ended
	December 31, 2012
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	1,632	1,636	—	2,323	130
Non-owner occupied	2,290	2,296	—	2,378	147
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,102	1,103	—	1,159	18
Residential:
Equity lines	287	287	—	469	1
Single family	4,406	4,417	—	5,683	210
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$9,717	$9,739	$—	$12,012	$506
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$985	$994	$737	$1,062	$53
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,324	1,327	305	1,337	38
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	224	225	141	227	9
Residential:
Equity lines	358	359	252	366	12
Single family	2,644	2,652	924	2,674	125
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$5,535	$5,557	$2,359	$5,666	$237
Total:
Commercial	$985	$994	$737	$1,062	$53
Commercial Real Estate	5,246	5,259	305	6,038	315
Construction and Farmland	1,326	1,328	141	1,386	27
Residential	7,695	7,715	1,176	9,192	348
Other	—	—	—	—	—
Total	$15,252	$15,296	$2,359	$17,678	$743

Recorded investment is defined as the summation of the principal balance, accrued interest, and net deferred loan fees or costs. For the year ended December 31, 2011, the average recorded investment of impaired loans was $20.9 million. The interest income recognized on impaired loans was $846 thousand in 2011.

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

Credit quality information by class at December 31, 2013 and December 31, 2012 was as follows:

	As of
	December 31, 2013
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,565	$2,820	$86	$106	$1,288	$—	$20,865
Commercial Real Estate:
Owner Occupied	73,998	12,036	3,322	1,820	1,269	—	92,445
Non-owner occupied	31,484	14,922	5,557	3,758	—	—	55,721
Construction and Farmland:
Residential	7,738	122	—	—	—	—	7,860
Commercial	24,252	1,353	1,196	2,186	86	—	29,073
Residential:
Equity Lines	30,458	708	415	480	163	—	32,224
Single family	157,273	11,505	11,046	5,775	810	—	186,409
Multifamily	1,946	904	—	—	—	—	2,850
All other loans	3,041	—	—	—	—	—	3,041
Total	$346,755	$44,370	$21,622	$14,125	$3,616	$—	$430,488

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,670	$115

	As of
	December 31, 2012
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,132	$2,289	$1,099	$1,891	$229	$—	$21,640
Commercial Real Estate:
Owner Occupied	72,916	6,503	1,737	3,918	90	—	85,164
Non-owner occupied	22,810	5,303	4,332	6,773	—	—	39,218
Construction and Farm land:
Residential	9,548	158	—	—	—	—	9,706
Commercial	21,155	1,777	854	4,384	—	—	28,170
Residential:
Equity Lines	30,165	426	172	843	96	—	31,702
Single family	148,904	12,048	10,672	10,780	513	—	182,917
Multifamily	1,905	903	—	—	—	—	2,808
All other loans	3,465	—	—	—	—	—	3,465
Total	$327,000	$29,407	$18,866	$28,589	$928	$—	$404,790

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,172	$135
One consumer loan was rated as special mention for $3 thousand and one consumer loan was rated as doubtful for $6 thousand at December 31, 2013. One consumer loan was rated as substandard for $8 thousand at December 31, 2012.

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

There were twenty (20) troubled debt restructured loans totaling $6.4 million at December 31, 2013. At December 31, 2012, there were twenty-three (23) troubled debt restructured loans totaling $8.2 million. Five loans, totaling $1.7 million, were in nonaccrual status at December 31, 2013. Two loans, totaling $311 thousand, were in nonaccrual status at December 31, 2012. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2013.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the years ended December 31, 2013 and 2012:

		For the Year Ended
		December 31, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Construction and Farmland
Commercial	2	$1,608	$1,608	$54
Residential
Equity	1	184	184	—
Single family	2	338	338	—
Total	5	$2,130	$2,130	$54

		For the Year Ended
		December 31, 2012
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Commercial Real Estate
Owner Occupied	1	$162	$162	$—
Construction and Farmland
Commercial	1	95	95	—
Residential
Single family	1	91	91	—
Total	3	$348	$348	$—

During the twelve months ended December 31, 2013, the Company restructured five loans by granting concessions to borrowers experiencing financial difficulties. One commercial construction and farmland loan was modified by extending the term of the loan and keeping the loan on interest only payments. One commercial construction and farmland loan was modified by granting a lower interest rate. One single family residential loan was modified by changing the amortization period and granting a lower interest rate. One single family residential loan was modified by forgiving a portion of the loan balance and extending the term of the loan. One residential equity loan was modified by changing payments to interest-only in order to reduce the monthly payment for a period of time.

During the twelve months ended December 31, 2012, the Company restructured three loans by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by granting an interest rate reduction. In addition, one construction and farmland loan and one owner-occupied commercial real estate loan was modified by changing the amortization period to reduce the payment amount.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Year Ended
	December 31, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,614
Total	2	$1,614

	For the Year Ended
	December 31, 2012
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Non-owner occupied	1	$162
Construction and Farmland:
Commercial	1	87
Residential:
Single family	4	863
Total	6	$1,112

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE 6. Bank Premises and Equipment, Net
The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(in thousands)
Land	$4,865	$3,727
Buildings and improvements	16,795	16,943
Furniture and equipment	7,654	7,198
	$29,314	$27,868
Less accumulated depreciation	12,100	11,323
Bank premises and equipment, net	$17,214	$16,545
Depreciation expense on buildings and improvements was $434 thousand, $432 thousand, and $443 thousand for the years ended 2013, 2012, and 2011, respectively. Depreciation expense on furniture and equipment was $368 thousand, $389 thousand, and $400 thousand for the years ended 2013, 2012, and 2011, respectively.
The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. The total minimum rental commitment at December 31, 2013 under these leases was due as follows:

December 31, 2013
(in thousands)
2014	$52
2015	52
2016	52
2017	52
2018	52
Thereafter	725
$985
The total building and equipment rental expense was $138 thousand, $144 thousand, and $147 thousand in 2013, 2012, and 2011, respectively.

NOTE 7. Deposits
The composition of deposits at December 31, 2013 and December 31, 2012 was as follows:

	December 31,
	2013	2012
	(in thousands)
Noninterest bearing demand deposits	$147,698	$134,871
Savings and interest bearing demand deposits:
NOW accounts	$85,459	$92,275
Money market accounts	92,125	85,021
Regular savings accounts	63,165	53,953
	$240,749	$231,249
Time deposits:
Balances of less than $100,000	$63,221	$68,780
Balances of $100,000 and more	35,919	42,201
	$99,140	$110,981
	$487,587	$477,101

Time deposits with balances of less than $100,000 include $10.1 million and $10.0 million in brokered certificates of deposit at December 31, 2013 and 2012, respectively. Time deposits with balances of $100,000 and more include $1.9 million and $2.9 million in brokered certificates of deposit at December 31, 2013 and 2012, respectively.

The outstanding balance of time deposits at December 31, 2013 was due as follows:

December 31, 2013
(in thousands)
2014	$80,308
2015	10,548
2016	4,158
2017	2,341
2018	1,518
Thereafter	267
$99,140
Deposit overdrafts reclassified as loans totaled $169 thousand and $117 thousand at December 31, 2013 and 2012, respectively.

NOTE 8. Borrowings
The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 16. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars in thousands)
Balance at year-end	$—	$—
Average balance during the year	270	174
Average interest rate during the year	0.88%	0.78%
Maximum month-end balance during the year	$5,616	$6,475
Gross lines of credit at year-end	36,000	36,000
Unused lines of credit at year-end	36,000	36,000
Securities sold under agreements to repurchase are borrowings in which the Bank obtains funds by selling securities and simultaneously agreeing to repurchase the securities for an agreed upon term at a given price which includes interest. The Company had no funds from customers through retail repurchase agreements at December 31, 2013. Generally, the term for retail repurchase agreements is the next business day. The Company had no funds from a larger financial institution through a wholesale repurchase agreement at December 31, 2013. The amount of borrowings through securities sold under agreements to repurchase is restricted by the amount of securities which are designated for these transactions.

The following table summarizes information related to securities sold under agreement to repurchase for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
	(dollars in thousands)
Balance at year-end	$—	$10,000
Average balance during the year	795	10,000
Average interest rate during the year	3.58%	3.59%
Maximum month-end balance during the year	$—	$10,000
Securities underlying the agreements at year-end:
Carrying value	—	12,118
Fair value	—	12,985
As of December 31, 2013, Company had remaining credit availability in the amount of $73.9 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. The amount of the available credit is also limited to 20% of total Bank assets.
The Company had $22.3 million in borrowings with the FHLB at December 31, 2013, which matures as follows: $2.3 million in 2014 and $20.0 million in 2015. The Company had $20.0 million in long-term borrowings with the FHLB at December 31, 2013. The interest rates on the outstanding long-term advances at December 31, 2013 ranged from 3.02% to 3.03%. The weighted average interest rate on outstanding long-term advances at December 31, 2013 was 3.02%. The Company had $2.3 million short-term borrowings with the FHLB at December 31, 2013. The weighted average interest rate on outstanding short-term advances at December 31, 2013 was 3.08%.

NOTE 9. Income Taxes
The Company files income tax returns with the United States of America and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2010.
The net deferred tax asset at December 31, 2013 and 2012 consisted of the following components:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,866	$2,236
Deferred compensation	125	116
Accrued postretirement benefits	51	51
Home equity origination costs	41	35
Other than temporary impairment	30	876
Interest rate swap	148	216
Other real estate owned expenses	116	122
Other	381	351
	$2,758	$4,003
Deferred tax liabilities:
Property and equipment	$533	$520
Securities available for sale	283	1,970
	$816	$2,490
Net deferred tax asset	$1,942	$1,513

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.
Income tax expense for the years ended December 31, 2013, 2012 and 2011 consisted of the following components:

	December 31,
	2013	2012	2011
	(in thousands)
Current tax expense	$1,198	$2,209	$1,688
Deferred tax expense (benefit)	1,190	350	(317)
	$2,388	$2,559	$1,371
The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2013, 2012 and 2011.

	December 31,
	2013	2012	2011
	(in thousands)
Statutory federal corporate tax amount	$3,246	$3,097	$1,936
Tax-exempt interest (income)	(495)	(563)	(563)
Officer insurance (income) loss	(82)	7	11
Net tax credits	(312)	—	—
Other	31	18	(13)
	$2,388	$2,559	$1,371

The effective tax rates were 25.02%, 28.09%, and 24.08%, for years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 10. Pension and Postretirement Benefit Plans
Effective December 31, 2006, the pension plan was amended and frozen so that no further benefits will accrue under the plan and no additional employees may become participants. The pension plan was terminated effective September 30, 2011 and after receiving final approval from the Internal Revenue Service, distributions in the form of lump-sum cash payments to plan participants, rollovers and purchasing annuity contracts were completed on December 19, 2011. The Company recognized a loss of $589,000 on the distribution of the plan’s assets during 2011. The loss is included in salaries and employee benefits expense on the consolidated statements of income. An additional $141,000 in expense was incurred during 2011 for the purchase of employee retirement annuities. The expense is included in outside service fees on the consolidated statements of income. There were no expenses related to the pension plan recognized during 2012 or 2013.

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
The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2013 but are included in other comprehensive income: unrecognized net actuarial gain of $44 thousand. The transition obligation included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2014 is $4 thousand.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2013, 2012, and 2011 and a statement of the funded status at December 31, 2013, 2012 and 2011 for the pension and postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Pension Plan			Postretirement Benefits Plan
	2013	2012	2011	2013	2012	2011
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$—	$—	$3,684	$150	$150	$144
Service cost	—	—	—	—	—	—
Interest cost	—	—	101	4	5	6
Actuarial loss (gain)	—	—	143	(9)	2	6
Benefits paid	—	—	(4,069)	(7)	(7)	(6)
Settlement loss	—	—	141	—	—	—
Benefit obligation, ending	$—	$—	$—	$138	$150	$150
Change in Plan Assets:
Fair value of plan assets, beginning	$—	$—	$3,252	$—	$—	$—
Actual return on plan assets	—	—	87	—	—	—
Employer contributions	—	—	730	7	7	6
Benefits paid	—	—	(4,069)	(7)	(7)	(6)
Fair value of plan assets, ending	$—	$—	$—	$—	$—	$—

	Pension Plan			Postretirement Benefits Plan
	2013	2012	2011	2013	2012	2011
	(in thousands)
Funded Status:
Funded status	$—	$—	$—	$(138)	$(150)	$(150)
Unrecognized net actuarial loss	—	—	—	—	—	—
Unrecognized net transition obligation	—	—	—	—	—	—
Unrecognized prior service cost	—	—	—	—	—	—
Accrued benefits	$—	$—	$—	$(138)	$(150)	$(150)
Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—	$—	$—	$—
Accrued liability	—	—	—	(138)	(150)	(150)
	$—	$—	$—	$(138)	$(150)	$(150)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss (gain)	$—	$—	$—	$(65)	$(65)	$(76)
Net transition obligation	—	—	—	—	—	—
Deferred tax (benefit)/liability	—	—	—	21	21	25
	$—	$—	$—	$(44)	$(44)	$(51)

The accumulated benefit obligation for the pension plan was distributed during 2011, and as a result, there was no accumulated benefit obligation at December 31, 2013, 2012 and 2011.

The following tables provide the components of net periodic benefit cost of the pension plan and postretirement benefit plan for the years ended December 31, 2013, 2012, and 2011:

	Pension Plan			Postretirement Benefits Plan
	2013	2012	2011	2013	2012	2011
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	—	—	101	4	5	6
Expected return on plan assets	—	—	(83)	—	—	—
Amortization of prior service costs	—	—	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	—
Recognized net loss due to settlement	—	—	141	—	—	—
Amortization of net actuarial loss	—	—	572	(7)	(8)	(11)
Net periodic benefit cost	$—	$—	$731	$(3)	$(3)	$(5)
The net periodic benefit cost for the pension plan was calculated using the following assumptions; weighted average discount rate of 6.10% for 2011 and expected long-term return on plan assets of 5.00% for 2011. Due to the amendment of the pension plan, no rate of compensation increase was assumed.
The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 2.75% for 2013, 3.50% for 2012, and 4.25% for 2011. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014, 10.00% for 2015, 8.00% for 2016, 8.00% for 2017, and 6.00% for 2018 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2013 would have increased by $5 thousand and the net periodic benefit cost for 2013 would have increased by less than $1 thousand. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2013 would have decreased by $4 thousand and the net periodic benefit cost for 2013 would have decreased by less than $1 thousand.
All plan assets were distributed to pension plan beneficiaries during 2011 and no future payments are expected.
Estimated future benefit payments at December 31, 2013, which reflect expected future service, as appropriate, were as follows:

Postretirement Benefits
(in thousands)
2014	$15
2015	15
2016	15
2017	14
2018	14
2019 - 2023	54

NOTE 11. Stock-Based Compensation
The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. The following table summarizes options outstanding at December 31, 2013, 2012, and 2011:

	2013			2012		2011
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	20,000	$21.59		22,000	$21.59	22,000	$21.59
Granted	—	—		—	—	—	—
Exercised	(3,872)	21.63		—	—	—	—
Forfeited	(6,128)	21.63		(2,000)	21.59	—	—
Outstanding, end of year	10,000	$21.55		20,000	$21.59	22,000	$21.59

Exercisable, end of year	10,000	$21.55	$9,500	20,000	$21.59	22,000	$21.59
Weighted average fair value of options granted during the year		$—			$—		$—
The aggregate intrinsic value in the table is equal to the amount that would have been received by the option holders had all options been exercised on December 31, 2013. It is derived from the amount by which the current market value of the underlying stock exceeds the exercise price of the option. This amount fluctuates in relation to the market value of the Company’s stock.
The following table summarizes options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.55	10,000	0.75	$21.55	10,000	$21.55

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than six months. During 2013, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The following table presents the activity for Restricted Stock for the years ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended
	December 31,
	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	16,500	$16.53	13,700	$16.11	12,772	$16.89
Granted	14,900	22.06	14,500	17.87	12,300	16.76
Vested	(13,699)	18.30	(10,963)	17.79	(9,291)	17.55
Forfeited	(651)	16.75	(737)	16.25	(2,081)	18.38
Nonvested, end of period	17,050	$19.92	16,500	$16.53	13,700	$16.11

The Company recognizes compensation expense over the restricted period. Compensation expense was $305 thousand, $242 thousand, and $166 thousand during December 31, 2013, 2012, and 2011, respectively. The total grant date fair value of Restricted Stock which vested was $251 thousand and $195 thousand for the years ended December 31, 2013 and 2012, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $65 thousand at December 31, 2013. This amount is expected to be recognized over a weighted average period of 1.01 year.

NOTE 12. Employee Benefits
The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2013, 2012, and 2011.
The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $888 thousand in 2013, $867 thousand in 2012, and $739 thousand in 2011.
The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $93 thousand and $121 thousand at December 31, 2013 and 2012, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $8 thousand in 2013, $16 thousand in 2012, and $13 thousand in 2011. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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
As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2013 and 2012, the amount of daily average required balances were approximately $960 thousand and $919 thousand, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250 thousand at December 31, 2013 and 2012.
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

The following table summarizes the fair value of derivative instruments at December 31, 2013 and December 31, 2012:

	2013		2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$434	Other Liabilities	$635

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheets at December 31, 2013 and 2012 and the Consolidated Statements of Income for December 31, 2013, 2012, and 2011:

	Year Ended
	December 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2013	2012		2013	2012	2011
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$132	$(36)	Not applicable	$—	$—	—

NOTE 15. Transactions with Directors and Officers
The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $11.2 million and $11.1 million at December 31, 2013 and 2012, respectively. These balances reflect total principal additions of $6.8 million and total principal payments of $6.7 million. The aggregate balance of deposits from directors, principal officers and their related parties was $10.2 million and $12.8 million at December 31, 2013 and 2012, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2013 and 2012.

At December 31, 2013, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2013 and 2012:

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2013:
Total Capital to Risk Weighted Assets
Consolidated	$78,426	18.42%	$34,062	8.00%	N/A
Bank of Clarke County	$74,595	17.61%	$33,879	8.00%	$42,349	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$73,101	17.17%	$17,031	4.00%	N/A
Bank of Clarke County	$69,299	16.36%	$16,940	4.00%	$25,409	6.00%
Tier 1 Capital to Average Assets
Consolidated	$73,101	12.48%	$23,435	4.00%	N/A
Bank of Clarke County	$69,299	11.89%	$23,313	4.00%	$29,141	5.00%

December 31, 2012:
Total Capital to Risk Weighted Assets
Consolidated	$72,304	17.98%	$32,171	8.00%	N/A
Bank of Clarke County	$66,891	16.74%	$31,968	8.00%	$39,960	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$67,258	16.73%	$16,085	4.00%	N/A
Bank of Clarke County	$61,876	15.48%	$15,984	4.00%	$23,976	6.00%
Tier 1 Capital to Average Assets
Consolidated	$67,258	11.70%	$22,990	4.00%	N/A
Bank of Clarke County	$61,876	10.86%	$22,787	4.00%	$28,484	5.00%

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
At December 31, 2013, the Bank’s retained earnings available for the payment of dividends to the Company was $16.2 million. Accordingly, $53.5 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2013. Funds available for loans or advances by the Bank to the Company amounted to $1.1 million at December 31, 2013.

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
At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2013	2012
	(dollar in thousands)
Commitments to extend credit	$17,574	$25,086
Unfunded commitments under lines of credit	81,049	68,959
Commercial and standby letters of credit	4,358	5,526
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
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2013, none of the outstanding letters of credit were collateralized.
The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2013 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.0 million.

NOTE 20. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at December 31, 2013 was 1.86%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2013, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

NOTE 21. Quarterly Condensed Statements of Income - Unaudited
The Company’s quarterly net income, net income per common share and dividends per common share during 2013 and 2012 are summarized as follows:

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,278	$6,223	$6,294	$6,241
Net interest income after provision for loan losses	5,192	5,199	5,667	6,393
Noninterest income	1,932	2,469	1,581	1,480
Noninterest expenses	4,583	4,952	5,172	5,660
Income before income taxes	2,541	2,716	2,076	2,213
Net income	1,803	2,001	1,505	1,849
Net income per common share, basic	0.54	0.59	0.44	0.54
Net income per common share, diluted	0.53	0.59	0.44	0.54
Dividends per common share	0.19	0.19	0.19	0.19

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,739	$6,762	$6,586	$6,479
Net interest income after provision for loan losses	5,527	5,624	4,716	5,655
Noninterest income	1,481	1,573	1,553	1,520
Noninterest expenses	4,613	4,380	4,577	4,970
Income before income taxes	2,395	2,817	1,692	2,205
Net income	1,714	2,002	1,253	1,581
Net income per common share, basic	0.52	0.60	0.38	0.47
Net income per common share, diluted	0.52	0.60	0.37	0.47
Dividends per common share	0.18	0.18	0.18	0.19

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012:

		Fair Value Measurements at
		December 31, 2013
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$34,744	$—	$34,744	$—
Mortgage-backed securities	15,197	—	15,197	—
Obligations of states and political subdivisions	43,116	—	43,116	—
Corporate securities	8,423	—	8,423	—
Equity securities:
Bank preferred stock	1,118	1,118	—	—
Total assets at fair value	$102,598	$1,118	$101,480	$—
Liabilities:
Interest rate swap	434	—	434	—
Total liabilities at fair value	$434	$—	$434	$—

		Fair Value Measurements at
		December 31, 2012
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$23,692	$—	$23,692	$—
Mortgage-backed securities	22,207	—	22,207	—
Obligations of states and political subdivisions	43,501	—	43,501	—
Corporate securities	11,156	—	11,156	—
Equity securities:
Bank preferred stock	2,198	2,198	—	—
Total assets at fair value	$102,754	$2,198	$100,556	$—
Liabilities:
Interest rate swap	635	—	635	—
Total liabilities at fair value	$635	$—	$635	$—

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
The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2013:

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2013
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12% - 42%	16%
Other real estate owned	Discounted appraised value	Selling cost	5% - 7%	7%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2013 and December 31, 2012:

		Carrying value at
		December 31, 2013
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,706	$—	$1,299	$1,407
Nonfinancial Assets:
Other real estate owned	1,646	638	1,008	—
		Carrying value at
		December 31, 2012
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,176	$—	$1,855	$1,321
Nonfinancial Assets:
Other real estate owned	2,928	—	2,320	608

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the twelve months ended December 31, 2013 were as follows:

	Fair Value Measurements at
	December 31, 2013
	Impaired Loans	Other Real Estate Owned
	(in thousands)
Balance - January 1, 2013	$1,321	$608
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	3,082	36
Transfers out of Level 3	(2,996)	(644)
Total assets at fair value	$1,407	$—
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
The carrying amount and fair value of the Company’s financial instruments at December 31, 2013 and 2012 were as follows:

	Fair Value Measurements at
	December 31, 2013
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
	(in thousands)
Financial Assets:
Cash and short-term investments	$14,243	$14,243	$—	$—	$14,243
Securities	102,598	1,118	101,480	—	102,598
Restricted Investments	2,192	—	2,192	—	2,192
Loans, net	438,785	—	446,329	1,407	447,736
Accrued interest receivable	1,797	—	1,797	—	1,797

Financial Liabilities:
Deposits	$487,587	$—	$488,074	$—	$488,074
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—
Federal Home Loan Bank advances	22,250	—	22,214	—	22,214
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	165	—	165	—	165
Interest rate swap contract	434	—	434	—	434

	Fair Value Measurements at
	December 31, 2012
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
	(in thousands)
Financial assets:
Cash and short-term investments	$48,690	$48,690	$—	$—	$48,690
Securities	102,754	2,198	100,556	—	102,754
Restricted Investments	2,777	—	2,777	—	2,777
Loans, net	411,520	—	423,367	1,321	424,688
Accrued interest receivable	1,899	—	1,899	—	1,899

Financial liabilities:
Deposits	$477,101	$—	$478,294	$—	$478,294
Federal funds purchased and securities sold under agreements to repurchase	10,000	—	10,042	—	10,042
Federal Home Loan Bank advances	32,250	—	33,188	—	33,188
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	285	—	285	—	285
Interest rate swap contract	635	—	635	—	635
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

Changes to accumulated other comprehensive income by components are shown in the following tables for the years ended December 31, 2013, 2012, and 2011:

	Twelve Months Ended
	December 31,
	2013				2012				2011
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for Defined Benefit and Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$3,822	$(418)	$44	$3,448	$3,262	$(382)	$51	$2,931	$1,545	$(111)	$(224)	$1,210
Other comprehensive (loss) income before reclassifications	(4,497)	201	—	(4,296)	894	(55)	(11)	828	2,669	(411)	421	2,679
Reclassifications from other comprehensive (loss) income	(465)	—	—	(465)	(45)	—	—	(45)	(67)	—	—	(67)
Tax effect of current period changes	1,687	(69)	—	1,618	(289)	19	4	(266)	(885)	140	(146)	(891)
Current period changes net of taxes	(3,275)	132	—	(3,143)	560	(36)	(7)	517	1,717	(271)	275	1,721
December 31	$547	$(286)	$44	$305	$3,822	$(418)	$44	$3,448	$3,262	$(382)	$51	$2,931

For the years ended December 31, 2013, 2012, and 2011, $465 thousand , $45 thousand, and $67 thousand respectively, was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statement of Income.

NOTE 24. Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2013 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has identified one event that requires disclosure in the financial statements.

On February 25, 2014, the Company entered into a $1.8 million contract to purchase land to build its thirteenth retail branch, located in Loudoun County, Virginia.

NOTE 25. Condensed Financial Information – Parent Company Only
EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Balance Sheets
December 31, 2013 and 2012
(dollars in thousands)

	2013	2012
Assets
Cash held in subsidiary bank	$419	$1,488
Due from banks	504	504
Securities available for sale	2,893	3,261
Investment in subsidiaries, at cost, plus undistributed net income	69,692	65,574
Other assets	575	756
Total assets	$74,083	$71,583

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217	$7,217
Other liabilities	460	660
Total liabilities	$7,677	$7,877

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,482	8,340
Surplus	11,537	10,424
Retained earnings	46,082	41,494
Accumulated other comprehensive income	305	3,448
Total shareholders’ equity	$66,406	$63,706
Total liabilities and shareholders’ equity	$74,083	$71,583

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2013, 2012, and 2011
(dollars in thousands)

	2013	2012	2011
Income
Dividends from subsidiary bank	$—	$800	$1,600
Interest and dividends on securities available for sale	98	257	313
(Loss) on equity investments	—	—	—
Other income (loss)	40	38	(108)
Total income	$138	$1,095	$1,805

Expenses
Interest expense on borrowings	$317	$318	$317
Other operating expenses	221	192	179
Total expenses	$538	$510	$496
(Loss) income before income tax (benefit) and equity in undistributed net income of subsidiary bank	$(400)	$585	$1,309

Income Tax (Benefit)	(135)	(75)	(122)
(Loss) income before equity in undistributed net income of subsidiary bank	$(265)	$660	$1,431

Equity in Undistributed Net Income of Subsidiary Bank	7,423	5,890	2,891
Net income	$7,158	$6,550	$4,322
Comprehensive income	$4,015	$7,067	$6,043

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2013, 2012, and 2011
(dollars in thousands)

	2013	2012	2011
Cash Flows from Operating Activities
Net Income	$7,158	$6,550	$4,322
Adjustments to reconcile net income to net cash provided by operating activities
Loss on securities	—	—	96
Stock-based compensation expense	305	242	166
(Discount accretion) premium amortization on securities	(1)	(1)	(2)
Undistributed earnings of subsidiary bank	(7,423)	(5,890)	(2,891)
Changes in assets and liabilities:
Decrease (increase) in other assets	138	30	(91)
Increase (decrease) in other liabilities	1	(2)	(4)
Net cash provided by operating activities	$178	$929	$1,596

Cash Flows from Investing Activities
Purchases of securities available for sale	$(1,044)	$—	$—
Proceeds from maturities of securities available for sale	1,458	1,945	500
Net cash provided by investing activities	$414	$1,945	$500

Cash Flows from Financing Activities
Cash dividends paid	$(1,909)	$(1,805)	$(1,764)
Issuance of common stock, employee benefit plan	179	107	89
Stock options exercised	69	—	—
Retirement of common stock	—	—	(271)
Net cash (used in) financing activities	$(1,661)	$(1,698)	$(1,946)
(Decrease) increase in cash	$(1,069)	$1,176	$150

Cash
Beginning	$1,992	$816	$666
Ending	$923	$1,992	$816

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2013, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.
Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance
The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Shareholders to be held May 21, 2014.

Item 11. Executive Compensation
The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Shareholders to be held May 21, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Shareholders to be held May 21, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Shareholders to be held May 21, 2014.

Item 14. Principal Accounting Fees and Services
The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2014 Annual Meeting of Shareholders to be held May 21, 2014.

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

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).*

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

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

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
John R. Milleson
President and Chief Executive Officer
Date: March 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2014.

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

10.5	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).*

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

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements.