Form 10-Q
period 2014-03-31
EAGLE FINANCIAL SERVICES INC
filed 2014-05-13
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of April 30, 2014 was 3,418,638.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$9,060	$9,295
Interest-bearing deposits with other institutions	1,380	4,948
Total cash and cash equivalents	10,440	14,243
Securities available for sale, at fair value	103,950	102,598
Restricted investments	2,358	2,192
Loans	456,472	444,273
Allowance for loan losses	(5,717)	(5,488)
Net Loans	450,755	438,785
Bank premises and equipment, net	17,132	17,214
Other real estate owned, net of allowance	1,809	1,646
Other assets	9,194	9,766
Total assets	$595,638	$586,444
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$146,517	$147,698
Savings and interest bearing demand deposits	239,285	240,749
Time deposits	97,302	99,140
Total deposits	$483,104	$487,587
Federal funds purchased and securities sold under agreements to repurchase	4,589	—
Federal Home Loan Bank advances	30,000	22,250
Trust preferred capital notes	7,217	7,217
Other liabilities	2,706	2,984
Total liabilities	$527,616	$520,038
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2014, 3,406,931; issued 2013, 3,392,780	8,517	8,482
Surplus	11,693	11,537
Retained earnings	46,797	46,082
Accumulated other comprehensive income	1,015	305
Total shareholders’ equity	$68,022	$66,406
Total liabilities and shareholders’ equity	$595,638	$586,444
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Interest and Dividend Income
Interest and fees on loans	$5,331	$5,331
Interest and dividends on securities available for sale:
Taxable interest income	507	547
Interest income exempt from federal income taxes	286	324
Dividends	25	67
Interest on deposits in banks	1	9
Total interest and dividend income	$6,150	$6,278
Interest Expense
Interest on deposits	244	326
Interest on federal funds purchased and securities sold under agreements to repurchase	13	28
Interest on Federal Home Loan Bank advances	159	270
Interest on trust preferred capital notes	33	34
Interest on interest rate swap	46	45
Total interest expense	$495	$703
Net interest income	$5,655	$5,575
Provision For Loan Losses	283	383
Net interest income after provision for loan losses	$5,372	$5,192
Noninterest Income
Income from fiduciary activities	$299	$360
Service charges on deposit accounts	333	343
Other service charges and fees	653	800
Gain on sale of securities	—	390
Other operating income	66	39
Total noninterest income	$1,351	$1,932
Noninterest Expenses
Salaries and employee benefits	$2,825	$2,641
Occupancy expenses	337	281
Equipment expenses	182	155
Advertising and marketing expenses	132	127
Stationery and supplies	90	78
ATM network fees	157	157
Other real estate owned expense	4	8
FDIC assessment	81	97
Computer software expense	199	155
Bank franchise tax	102	101
Professional fees	217	241
Other operating expenses	517	542
Total noninterest expenses	$4,843	$4,583
Income before income taxes	$1,880	$2,541
Income Tax Expense	517	738
Net income	$1,363	$1,803
Earnings Per Share
Net income per common share, basic	$0.40	$0.54
Net income per common share, diluted	$0.40	$0.53
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$1,363	$1,803
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of deferred income taxes (benefit) of $351 and ($143) for the three months ended March 31, 2014 and 2013, respectively	684	(278)
Change in fair value of interest rate swap, net of deferred income taxes of $13 and $17 for the three months ended March 31, 2014 and 2013, respectively	26	31
Total other comprehensive income (loss)	710	(247)
Total comprehensive income	$2,073	$1,556
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	$8,340	$10,424	$41,494	$3,448	$63,706
Net income			1,803		1,803
Other comprehensive (loss)				(247)	(247)
Restricted stock awards, stock incentive plan (5,700 shares)	14	(14)			—
Income tax benefit on vesting of restricted stock		11			11
Stock-based compensation expense		56			56
Issuance of common stock, dividend investment plan (7,646 shares)	19	145			164
Issuance of common stock, employee benefit plan (1,011 shares)	3	14			17
Dividends declared ($0.19 per share)			(640)		(640)
Balance, March 31, 2013	$8,376	$10,636	$42,657	$3,201	$64,870

Balance, December 31, 2013	$8,482	$11,537	$46,082	$305	66,406
Net income			1,363		1,363
Other comprehensive income				710	710
Restricted stock awards, stock incentive plan (6,083 shares)	15	(15)			—
Income tax benefit on vesting of restricted stock		9			9
Stock-based compensation expense		12			12
Issuance of common stock, dividend investment plan (8,001 shares)	20	150			170
Dividends declared ($0.19 per share)			(648)		(648)
Balance, March 31, 2014	$8,517	$11,693	$46,797	$1,015	$68,022
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$1,363	$1,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	203	190
Amortization of intangible and other assets	39	40
Provision for loan losses	283	383
Loss on the sale and disposal of assets	1	—
(Gain) on the sale of securities	—	(390)
Accrual of restricted stock awards	12	56
Premium amortization on securities, net	25	23
Deferred tax benefit	—	876
Changes in assets and liabilities:
Decrease (increase) in other assets	191	(87)
(Decrease) increase in other liabilities	(239)	475
Net cash provided by operating activities	$1,878	$3,369
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$3,087	$5,803
Proceeds from the sale of securities available for sale	—	2,485
Purchases of securities available for sale	(3,429)	(17,946)
Proceeds from the sale of restricted investments	284	136
Purchases of restricted investments	(450)	—
Purchases of bank premises and equipment	(122)	(479)
Proceeds from the sale of repossessed assets	1	9
Net (increase) in loans	(12,430)	(5,758)
Net cash (used in) investing activities	$(13,059)	$(15,750)
Cash Flows from Financing Activities
Net (decrease) in demand deposits, money market and savings accounts	$(2,645)	$(2,594)
Net (decrease) in certificates of deposit	(1,838)	(1,427)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	4,589	(10,000)
Net increase in Federal Home Loan Bank advances	7,750	—
Issuance of common stock, employee benefit plan	—	17
Cash dividends paid	(478)	(476)
Net cash provided by (used in) financing activities	$7,378	$(14,480)

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Three Months Ended
	March 31,
	2014	2013
(Decrease) in cash and cash equivalents	$(3,803)	$(26,861)
Cash and Cash Equivalents
Beginning	14,243	48,690
Ending	$10,440	$21,829
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$503	$775
Income taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$1,035	$(421)
Change in fair value of interest rate swap	$39	$48
Other real estate acquired in settlement of loans	$163	$—
Issuance of common stock, dividend investment plan	$170	$164

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2014
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2014 and December 31, 2013, the results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

The following table presents Restricted Stock activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	17,050	$19.92	16,500	$16.53
Granted	—	—	10,900	21.80
Vested	(6,149)	18.30	(5,700)	16.28
Forfeited	—	—	—	—
Nonvested, end of period	10,901	$20.83	21,700	$19.24

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2014 and 2013 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31,
	2014	2013
Average number of common shares outstanding	3,413,920	3,367,689
Effect of dilutive common stock	7,013	10,680
Average number of common shares outstanding used to calculate diluted earnings per share	3,420,933	3,378,369

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$37,912	$485	$(1,076)	$37,321
Mortgage-backed securities	14,262	458	(81)	14,639
Obligations of states and political subdivisions	41,360	1,203	(190)	42,373
Corporate securities	7,506	945	—	8,451
Equity securities	1,044	122	—	1,166
	$102,084	$3,213	$(1,347)	$103,950
	December 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$35,890	$439	$(1,585)	$34,744
Mortgage-backed securities	14,896	422	(121)	15,197
Obligations of states and political subdivisions	42,442	969	(295)	43,116
Corporate securities	7,495	928	—	8,423
Equity securities	1,044	74	—	1,118
	$101,767	$2,832	$(2,001)	$102,598

During the three months ended March 31, 2014, the Company sold no available for sale securities. During the three months ended March 31, 2013, the Company sold $2.5 million in available for sale securities for a net gain of $390 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2014 and December 31, 2013 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$20,940	$937	$3,862	$139	$24,802	$1,076
Mortgage-backed securities	1,641	81	—	—	1,641	81
Obligations of states and political subdivisions	5,585	159	478	31	6,063	190
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$28,166	$1,177	$4,340	$170	$32,506	$1,347
	December 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$23,235	$1,551	$1,967	$34	$25,202	$1,585
Mortgage-backed securities	2,828	121	—	—	2,828	121
Obligations of states and political subdivisions	8,439	252	466	43	8,905	295
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$34,502	$1,924	$2,433	$77	$36,935	$2,001

Gross unrealized losses on available for sale securities included forty-two (42) and fifty-one (51) debt securities at March 31, 2014 and December 31, 2013, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2014 and December 31, 2013 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic downturn involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at March 31, 2014 and December 31, 2013. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $4.6 million at March 31, 2014 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,874	1,708
Community Bankers’ Bank Stock	140	140
	$2,358	$2,192

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013 and the year ended December 31, 2013 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013
		(in thousands)
Balance, beginning	$5,488	$6,577	$6,577
Provision charged to operating expense	283	—	383
Recoveries added to the allowance	37	233	42
Loan losses charged to the allowance	(91)	(1,322)	(42)
Balance, ending	$5,717	$5,488	$6,960

Nonaccrual and past due loans by class at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$325	$1,120	$124	$1,569	$21,173	$22,742	$—	$1,829
Commercial Real Estate:
Owner Occupied	939	—	710	1,649	99,726	101,375	—	1,451
Non-owner occupied	226	179	—	405	57,148	57,553	—	1,286
Construction and Farmland:
Residential	—	—	—	—	4,619	4,619	—	—
Commercial	—	192	—	192	30,572	30,764	—	277
Consumer:
Installment	89	6	—	95	12,932	13,027	—	—
Residential:
Equity Lines	296	—	18	314	31,002	31,316	18	159
Single family	2,298	22	207	2,527	185,886	188,413		1,596
Multifamily	—	—	—	—	2,845	2,845	—	—
All Other Loans	—	—	—	—	3,818	3,818	—	—
Total	$4,173	$1,519	$1,059	$6,751	$449,721	$456,472	$18	$6,598

	December 31, 2013
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$143	$—	$1,162	$1,305	$19,560	$20,865	$—	$1,288
Commercial Real Estate:
Owner Occupied	364	—	1,270	1,634	90,811	92,445	—	1,269
Non-owner occupied	99	185	—	284	55,437	55,721	—	185
Construction and Farmland:
Residential	—	—	—	—	7,860	7,860	—	—
Commercial	—	—	—	—	29,073	29,073	—	157
Consumer:
Installment	95	9	11	115	13,670	13,785	11	6
Residential:
Equity Lines	202	25	—	227	31,997	32,224	—	179
Single family	1,995	180	693	2,868	183,541	186,409	—	1,328
Multifamily	—	—	—	—	2,850	2,850	—	—
All Other Loans	—	—	—	—	3,041	3,041	—	—
Total	$2,898	$399	$3,136	$6,433	$437,840	$444,273	$11	$4,412

Allowance for loan losses by segment at March 31, 2014 and December 31, 2013 were as follows:

	As of and for the Three Months Ended
	March 31, 2014
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Charge-Offs	—	(66)	—	—	(22)	(3)	—	(91)
Recoveries	1	4	4	3	24	1	—	37
Provision	(179)	(207)	143	318	(9)	25	192	283
Ending balance	$854	$1,956	$1,484	$876	$95	$105	$347	$5,717
Ending balance: Individually evaluated for impairment	$203	$318	$385	$600	$—	$—	$—	$1,506
Ending balance: collectively evaluated for impairment	$651	$1,638	$1,099	$276	$95	$105	$347	$4,211
Financing receivables:
Ending balance	$35,383	$222,574	$158,928	$22,742	$13,027	$3,818	$—	$456,472
Ending balance individually evaluated for impairment	$2,662	$3,612	$4,549	$1,831	$—	$—	$—	$12,654
Ending balance collectively evaluated for impairment	$32,721	$218,962	$154,379	$20,911	$13,027	$3,818	$—	$443,818

	As of and for the Twelve Months Ended
	December 31, 2013
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Charge-Offs	(20)	(507)	(289)	(403)	(85)	(18)	—	(1,322)
Recoveries	5	109	7	47	54	11	—	233
Provision	(233)	(197)	437	31	26	(33)	(31)	—
Ending balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Ending balance: Individually evaluated for impairment	$218	$627	$299	$334	$—	$—	$—	$1,478
Ending balance: collectively evaluated for impairment	$814	$1,598	$1,038	$221	$102	$82	$155	$4,010
Financing receivables:
Ending balance	$36,933	$221,483	$148,166	$20,865	$13,785	$3,041	$—	$444,273
Ending balance individually evaluated for impairment	$2,674	$4,922	$4,750	$1,347	$—	$6	$—	$13,699
Ending balance collectively evaluated for impairment	$34,259	$216,561	$143,416	$19,518	$13,785	$3,035	$—	$430,574

Impaired loans by class at March 31, 2014 and December 31, 2013 were as follows:

	As of
	March 31, 2014
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	2,090	2,095	—	2,340	8
Non-owner occupied	1,153	1,155	—	1,238	12
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,384	2,396	—	2,399	21
Residential:
Equity lines	104	104	—	271	—
Single family	2,830	2,837	—	3,186	19
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$8,561	$8,587	$—	$9,434	$60
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$1,831	$1,831	$600	$2,061	$9
Commercial Real Estate:
Owner Occupied	200	200	100	189	2
Non-owner occupied	1,106	1,106	285	1,108	12
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	278	278	203	301	—
Residential:
Equity lines	73	73	73	218	—
Single family	605	605	245	612	6
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,093	$4,093	$1,506	$4,489	$29
Total:
Commercial	$1,831	$1,831	$600	$2,061	$9
Commercial Real Estate	4,549	4,556	385	4,875	34
Construction and Farmland	2,662	2,674	203	2,700	21
Residential	3,612	3,619	318	4,287	25
Other	—	—	—	—	—
Total	$12,654	$12,680	$1,506	$13,923	$89

	As of
	December 31, 2013
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$126	$145	$—	$329	$8
Commercial Real Estate:
Owner Occupied	2,246	2,273	—	2,512	118
Non-owner occupied	1,396	1,398	—	1,498	91
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,392	2,401	—	2,420	97
Residential:
Equity lines	289	290	—	460	16
Single family	3,060	3,100	—	3,531	146
Multifamily	—	—	—	—	—
Other Loans	6	6	—	7	1
	$9,515	$9,613	$—	$10,757	$477
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$1,221	$1,221	$334	$1,271	$59
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,108	1,111	299	1,126	49
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	282	283	218	308	18
Residential:
Equity lines	74	74	74	217	7
Single family	1,499	1,508	553	1,530	71
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,184	$4,197	$1,478	$4,452	$204
Total:
Commercial	$1,347	$1,366	$334	$1,600	$67
Commercial Real Estate	4,750	4,782	299	5,136	258
Construction and Farmland	2,674	2,684	218	2,728	115
Residential	4,922	4,972	627	5,738	240
Other	6	6	—	7	1
Total	$13,699	$13,810	$1,478	$15,209	$681

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

Credit quality information by class at March 31, 2014 and December 31, 2013 was as follows:

	As of
	March 31, 2014
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$18,083	$2,779	$50	$586	$1,244	$—	$22,742
Commercial Real Estate:
Owner Occupied	83,286	11,027	3,092	2,719	1,251	—	101,375
Non-owner occupied	38,580	10,897	4,338	3,688	50	—	57,553
Construction and Farmland:
Residential	4,497	122	—	—	—	—	4,619
Commercial	24,439	2,453	1,609	2,178	85	—	30,764
Residential:
Equity Lines	29,966	769	422	—	159	—	31,316
Single family	160,040	11,779	11,519	4,451	624	—	188,413
Multifamily	1,938	907	—	—	—	—	2,845
All other loans	3,818	—	—	—	—	—	3,818
Total	$364,647	$40,733	$21,030	$13,622	$3,413	$—	$443,445

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$12,932	$95

	As of
	December 31, 2013
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,565	$2,820	$86	$106	$1,288	$—	$20,865
Commercial Real Estate:
Owner Occupied	73,998	12,036	3,322	1,820	1,269	—	92,445
Non-owner occupied	31,484	14,922	5,557	3,758	—	—	55,721
Construction and Farm land:
Residential	7,738	122	—	—	—	—	7,860
Commercial	24,252	1,353	1,196	2,186	86	—	29,073
Residential:
Equity Lines	30,458	708	415	480	163	—	32,224
Single family	157,273	11,505	11,046	5,775	810	—	186,409
Multifamily	1,946	904	—	—	—	—	2,850
All other loans	3,041	—	—	—	—	—	3,041
Total	$346,755	$44,370	$21,622	$14,125	$3,616	$—	$430,488

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,670	$115

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

There were sixteen (16) troubled debt restructured loans totaling $5.7 million at March 31, 2014. At December 31, 2013, there were twenty (20) troubled debt restructured loans totaling $6.4 million. Six loans, totaling $1.0 million, were in nonaccrual status at March 31, 2014. Five loans, totaling $1.0 million, were in nonaccrual status at December 31, 2013. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2014.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three months ended March 31, 2014 and March 31, 2013:

		Three Months Ended
		March 31, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Residential
Equity	1	$184	$184	$—
Total	1	$184	$184	$—

During the three months ended March 31, 2014, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.

During the three months ended March 31, 2013, the Company restructured one loan by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by changing payments to interest-only in order to reduce the monthly payment for a period of time.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	March 31, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,613
Total	2	$1,613

	Three Months Ended
	March 31, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	1	$161
Non-owner occupied	1	556
Residential:
Single family	4	962
Total	6	$1,679

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Noninterest bearing demand deposits	$146,517	$147,698
Savings and interest bearing demand deposits:
NOW accounts	$82,844	$85,459
Money market accounts	90,489	92,125
Regular savings accounts	65,952	63,165
	$239,285	$240,749
Time deposits:
Balances of less than $100,000	$62,053	$63,221
Balances of $100,000 and more	35,249	35,919
	$97,302	$99,140
	$483,104	$487,587

NOTE 8. Postretirement Benefit Plans

The Company provides certain health care and life insurance benefits for nine retired employees who have met certain eligibility requirements. All other employees retiring after reaching age 65 and having at least 15 years of service with the Company will be allowed to stay on the Company’s group life and health insurance policies, but will be required to pay premiums. The Company’s share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees’ active service periods to the dates they are fully eligible for benefits.

Generally Accepted Accounting Principles (“GAAP”) requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its postretirement benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.

Net periodic benefit costs of the postretirement benefit plan for the three months ended March 31, 2014 and 2013 were $(1) thousand.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at March 31, 2014 was 1.86%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2014, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

		Fair Value Measurements at
		March 31, 2014
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,321	$—	$37,321	$—
Mortgage-backed securities	14,639	—	14,639	—
Obligations of states and political subdivisions	42,373	—	42,373	—
Corporate securities	8,451	—	8,451	—
Equity securities:
Bank preferred stock	1,166	1,166	—	—
Total assets at fair value	$103,950	$1,166	$102,784	$—
Liabilities:
Interest rate swap	395	—	395	—
Total liabilities at fair value	$395	$—	$395	$—

		Fair Value Measurements at
		December 31, 2013
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$34,744	$—	$34,744	$—
Mortgage-backed securities	15,197	—	15,197	—
Obligations of states and political subdivisions	43,116	—	43,116	—
Corporate securities	8,423	—	8,423	—
Equity securities:
Bank preferred stock	1,118	1,118	—	—
Total assets at fair value	$102,598	$1,118	$101,480	$—
Liabilities:
Interest rate swap	434	—	434	—
Total liabilities at fair value	$434	$—	$434	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at March 31, 2014 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	March 31, 2014
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	11% - 30%	15%
Other real estate owned	Discounted appraised value	Selling cost	5% - 7%	6%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013:

		Carrying value at
		March 31, 2014
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,587	$—	$1,131	$1,456
Nonfinancial Assets:
Other real estate owned	1,809	—	1,809	—
		Carrying value at
		December 31, 2013
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,706	$—	$1,299	$1,407
Nonfinancial Assets:
Other real estate owned	1,646	638	1,008	—

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the period ended March 31, 2014 were as follows:

	Fair Value Measurements at
	March 31, 2014
	Impaired Loans	Other Real Estate Owned
	(in thousands)
Balance - January 1, 2014	$1,407	$—
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	206	—
Transfers out of Level 3	(157)	—
Total assets at fair value	$1,456	$—

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

The carrying value and fair value of the Company’s financial instruments at March 31, 2014 and December 31, 2013 were as follows:

	Fair Value Measurements at
	March 31, 2014
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2014	(Level 1)	(Level 2)	(Level 3)	March 31, 2014
	(in thousands)
Financial Assets:
Cash and short-term investments	$10,440	$10,440	$—	$—	$10,440
Securities	103,950	1,166	102,784	—	103,950
Restricted Investments	2,358	—	2,358	—	2,358
Loans, net	450,755	—	456,827	1,456	458,283
Accrued interest receivable	1,905	—	1,905	—	1,905

Financial Liabilities:
Deposits	$483,104	$—	$483,490	$—	$483,490
Federal funds purchased and securities sold under agreements to repurchase	4,589	—	4,589	—	4,589
Federal Home Loan Bank advances	30,000	—	29,955	—	29,955
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	157	—	157	—	157
Interest rate swap contract	395	—	395	—	395

	Fair Value Measurements at
	December 31, 2013
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
	(in thousands)
Financial assets:
Cash and short-term investments	$14,243	$14,243	$—	$—	$14,243
Securities	102,598	1,118	101,480	—	102,598
Restricted Investments	2,192	—	2,192	—	2,192
Loans, net	438,785	—	446,329	1,407	447,736
Accrued interest receivable	1,797	—	1,797	—	1,797

Financial liabilities:
Deposits	$487,587	$—	$488,074	$—	$488,074
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—
Federal Home Loan Bank advances	22,250	—	22,214	—	22,214
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	165	—	165	—	165
Interest rate swap contract	434	—	434	—	434

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

The following table summarizes the fair value of derivative instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$395	Other Liabilities	$434

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at March 31, 2014 and 2013 and the Consolidated Statements of Income for the three and three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$26	$31	Not applicable	$—	$—

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended
	March 31,
	2014				2013
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$547	$(286)	$44	$305	$3,822	$(418)	$44	$3,448
Other comprehensive income (loss) before reclassifications	1,035	39	—	1,074	(31)	48	—	17
Reclassifications from other comprehensive income (loss)	—	—	—	—	(390)	—	—	(390)
Tax effect of current period changes	(351)	(13)	—	(364)	143	(17)	—	126
Current period changes net of taxes	684	26	—	710	(278)	31	—	(247)
March 31	$1,231	$(260)	$44	$1,015	$3,544	$(387)	$44	$3,201

For the three months ended March 31, 2014, no reclassifications were made out of comprehensive income. For the three months ended March 31, 2013, $390 thousand was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statement of Income.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

NOTE 14. Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2014 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2013 Form 10-K.
GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2014, the Company had total assets of $595.6 million, net loans of $450.8 million, total deposits of $483.1 million, and shareholders’ equity of $68.0 million. The Company’s net income was $1.4 million for the three months ended March 31, 2014.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated and that impairment losses be accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the estimated losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general and specific losses in the portfolio. As specific loans are identified or losses are experienced on these loans, they will be reflected within the general or specific allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2013 Form 10-K, provides additional information related to the allowance for loan losses.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2014 was $1.4 million, a decrease of $440 thousand or 24.40% as compared to net income for the three months ended March 31, 2013 of $1.8 million. Basic earnings per share were $0.40 and $0.54 for the three months ended March 31, 2014 and 2013, respectively. Diluted earnings per share were $0.40 and $0.53 for the three months ended March 31, 2014 and 2013, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2014 and 2013 was 0.95% and 1.27%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2014 and 2013 was 8.22% and 11.42%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $5.7 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively, which represents an increase of $80 thousand or 1.43%. Average interest earning assets increased $5.7 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 while the average yield decreased 16 basis points over that same period. Total interest income was $6.2 million and $6.3 million for the three months ended March 31, 2014 and 2013, respectively, which represents a decrease of $128 thousand or 2.04%. Total interest expense was $495 thousand and $703 thousand for the three months ended March 31, 2014 and 2013, respectively, which represents a decrease of $208 thousand or 29.59%. Average interest bearing liabilities decreased $6.2 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 while the interest bearing liabilities rate decreased 21 basis points over the same period.

The net interest margin was 4.29% for the three months ended March 31, 2014 and 2013. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2014 and 2013. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates.

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,331	$5,331
Interest Income - Securities and Other Interest-Earnings Assets	819	947
Interest Expense - Deposits	244	326
Interest Expense - Other Borrowings	251	377
Total Net Interest Income	$5,655	$5,575
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$21	$24
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	148	167
Total Tax Benefit on Tax-Exempt Interest Income	$169	$191
Tax-Equivalent Net Interest Income	$5,824	$5,766

The tax-equivalent yield on earning assets decreased 16 basis points from 4.81% for the three months ended March 31, 2013 to 4.65% for the same period in 2014. During that same time, the tax-equivalent yield on securities decreased 32 basis points from 4.02% to 3.70%. The tax equivalent yield on loans decreased 33 basis points from 5.18% for the three months ended March 31, 2013 to 4.85% for the same time period in 2014. The average rate on interest bearing liabilities decreased 21 basis points from 0.75% for the three months ended March 31, 2013 to 0.54% for the same time period in 2014. The average rate on interest bearing deposits decreased 10 basis points from 0.39% to 0.29% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 241 basis points from 3.65% to 1.24% for the three months ended March 31, 2013 and 2014, respectively. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate which remained at 0.25% during the first quarter of 2014. The rate on wholesale repurchase agreements was fixed at 3.54%, but matured on January 30, 2013 resulting in the significant decrease in yield. The Company has not borrowed funds through retail repurchase agreements since June 2011. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 59 basis points from 3.40% to 2.81% for the three months ended March 31, 2013 and 2014. A $10.0 million FHLB advance with an interest rate of 4.07% was paid off in December 2013 resulting in a decrease of average yield. There were no significant changes in asset mix during the three months ended March 31, 2014.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $283 thousand and $383 thousand for the three months ended March 31, 2014 and 2013, respectively.

Noninterest Income

Total noninterest income for the three months ended March 31, 2014 and 2013 was $1.4 million and $1.9 million, respectively, which represents a decrease of $581 thousand or 30.07%. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three months ended March 31, 2014 and 2013, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Income from fiduciary activities	$299	$360	$(61)	(17)%
Service changes on deposit accounts	333	343	(10)	(3)%
Other service charges and fees	653	800	(147)	(18)%
Gain on sale of securities	—	390	(390)	NM
Other operating income	66	39	27	69%
Total noninterest income	$1,351	$1,932	$(581)	(30)%

NM - Not Meaningful

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, decreased $61 thousand or 16.94% from $360 thousand during the three months ended March 31, 2013 to $299 thousand during the three months ended March 31, 2014. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2013, the Company determined that it had under-accrued trust fees receivable during 2012 and 2013. An adjustment was made in the first quarter of 2013 to increase the trust fees receivable account and increase the corresponding income from fiduciary activities.

Other service charges and fees decreased $147 thousand or 18.38% from $800 thousand during the three months ended March 31, 2013 to $653 thousand during the three months ended March 31, 2014. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. This decrease is due to reduced activity in the origination of mortgage loans for the secondary market as well as the commissions from the sale of non-deposit investment products.

Other operating income increased $27 thousand or 69.23% from $39 thousand to $66 thousand during the three months ended March 31, 2013 and 2014, respectively. This increase was mainly due to the timing of quarterly dividends received from the Investment in Banker's Title.

Noninterest Expenses

Total noninterest expenses increased $260 thousand or 5.67% from $4.6 million to $4.8 million for the three months ended March 31, 2013 and 2014. The efficiency ratio of the Company was 66.68% and 62.71% for the three months ended March 31, 2014 and 2013. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of noninterest expense for the three months ended March 31, 2014 and 2013, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013	$ Change	% Change
Salaries and employee benefits	$2,825	$2,641	$184	7%
Occupancy expenses	337	281	56	20%
Equipment expenses	182	155	27	17%
Advertising and marketing expenses	132	127	5	4%
Stationary and supplies	90	78	12	15%
ATM network fees	157	157	—	—%
Other real estate owned expense	4	8	(4)	(50)%
FDIC assessment	81	97	(16)	(16)%
Computer software expense	199	155	44	28%
Bank franchise tax	102	101	1	1%
Professional fees	217	241	(24)	(10)%
Other operating expenses	517	542	(25)	(5)%
Total noninterest expenses	$4,843	$4,583	$260	6%

Occupancy expenses increased $56 thousand or 19.93% from $281 thousand during the three months ended March 31, 2013 to $337 thousand during the three months ended March 31, 2014. Much of the increase relates to costs associated with the opening on the Purcellville branch in May 2013.

Equipment expenses increased $27 thousand or 17.42% from $155 thousand during the three months ended March 31, 2013 to $182 thousand during the three months ended March 31, 2014. As discussed above, much of the increase relates to costs associated with the opening on the Purcellville branch in May 2013.

FDIC assessments decreased $16 thousand or 16.49% from $97 thousand to $81 thousand during the three months ended March 31, 2013 and 2014, respectively. This decrease is due to a change in the FDIC assessment base from average deposits to average assets less tangible equity as required by the Dodd-Frank Act.

Computer software expenses increased $44 thousand or 28.39% from $155 thousand to $199 thousand during the three months ended March 31, 2013 and 2014, respectively. As the Company grows and regulations increase, the Company has had to invest in additional software products causing expenses to increase.

Income Taxes

Income tax expense was $517 thousand and $738 thousand during the three months ended March 31, 2014 and 2013, respectively. These amounts correspond to an effective tax rate of 27.50% and 29.04% for the three months ended March 31, 2014 and 2013, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $104.0 million at March 31, 2014, compared to $102.6 million at December 31, 2013. This represents an increase of $1.4 million or 1.32%. The Company purchased $3.4 million in securities during the three months ended March 31, 2014. The Company had total maturities and principal repayments of $3.1 million There were no sales during the three months ended March 31, 2014. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2014. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2014 and December 31, 2013. The Company had an unrealized gain on available for sale securities of $1.9 million at March 31, 2014 as compared to an unrealized gain of $831 thousand at December 31, 2013. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $456.5 million and $444.3 million at March 31, 2014 and December 31, 2013, respectively. This represents an increase of $12.2 million or 2.75% during the three months ended March 31, 2014. The ratio of loans to deposits increased during the three months ended March 31, 2014 from 91.12% at December 31, 2013 to 94.49% at March 31, 2014.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2014 and December 31, 2013.

Loans secured by real estate were $416.9 million or 91.33% and $406.6 million or 91.52% of total loans at March 31, 2014 and December 31, 2013, respectively. This represents an increase of $10.3 million or 2.53% during the three months ended March 31, 2014. Consumer installment loans were $13.0 million or 2.85% and $13.8 million or 3.10% of total loans at March 31, 2014 and December 31, 2013, respectively. This represents a decrease of $758 thousand or 5.50% during the three months ended March 31, 2014. Commercial and industrial loans were $22.7 million or 4.98% and $20.9 million or 4.70% of total loans at March 31, 2014 and December 31, 2013, respectively. This represents an increase of $1.8 million or 9.00% for the three months ended March 31, 2014.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2014 and 2013 and the year ended December 31, 2013. Charged-off loans were $91 thousand and $42 thousand for the three months ended March 31, 2014 and 2013, respectively. Recoveries were $37 thousand and $42 thousand for the three months ended March 31, 2014 and 2013, respectively. This resulted in net charge-offs of $54 thousand and zero for the three months ended March 31, 2014 and 2013, respectively. The allowance for loan losses as a percentage of loans was 1.25% at March 31, 2014 and 1.24% at December 31, 2013. The allowance for loan losses was 67.76% of nonperforming assets at March 31, 2014 and 90.43% of nonperforming assets at December 31, 2013. Nonperforming assets increased by $2.4 million during the three months ended March 31, 2014 due mainly to increases in nonaccrual loans. Despite this increase, management believes that the allowance for loan losses is currently adequate to absorb potential future losses inherent in the loan portfolio. Given the current economic environment, it is anticipated there could be an increase in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $6.6 million and $4.4 million at March 31, 2014 and December 31, 2013, respectively. Other real estate owned and repossessed assets were $1.8 million and $1.6 million at March 31, 2014 and December 31, 2013. The Company held six other real estate assets with an average balance of $302 thousand at March 31, 2014. At December 31, 2013, the company held five other real estate assets with an average balance of $329 thousand. The percentage of nonperforming assets to loans and other real estate owned was 1.84% at March 31, 2014 and 1.36% at December 31, 2013. Total loans past due 90 days or more and still accruing interest were $18 thousand and $11 thousand at March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014, the Bank placed fifteen loans totaling $2.7 million on nonaccrual status. All but three of these loans were secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2014, the Company had $5.7 million in restructured loans with specific allowances totaling $117 thousand. At December 31, 2013 , the Company had $6.4 million in restructured loans with specific allowances totaling $203 thousand. At March 31, 2014 and December 31, 2013, total restructured loans performing under the restructured terms and accruing interest were $4.6 million and $5.4 million, respectively. Six loans, totaling $1.0 million, were in nonaccrual status at March 31, 2014. Five loans, totaling $1.0 million, were in nonaccrual status at December 31, 2013.

Deposits

Total deposits were $483.1 million and $487.6 million at March 31, 2014 and December 31, 2013, respectively. This represents a decrease of $4.5 million or 0.92% during the three months ended March 31, 2014. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2014 and December 31, 2013.

Noninterest-bearing demand deposits which are comprised of checking accounts, decreased $1.2 million or 0.80% from $147.7 million at December 31, 2013 to $146.5 million at March 31, 2014. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts decreased $1.4 thousand or 0.61% from $240.7 million at December 31, 2013 to $239.3 million at March 31, 2014. Time deposits decreased $1.8 million or 1.85% from $99.1 million at December 31, 2013 to $97.3 million at March 31, 2014. This is comprised of a decrease in time deposits of $100,000 and more of $670 thousand or 1.87% and a decrease in time deposits of less than $100,000 of $1.2 million or 1.85%. Certificates of deposit also included $12.0 million in brokered certificates of deposit at March 31, 2014 and December 31, 2013.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2014 was $68.0 million, reflecting a percentage of total assets of 11.42%, as compared to $66.4 million and 11.32% at December 31, 2013. During the first quarter of 2013 and 2014, the Company paid a dividend of $0.19. Total dividends paid during 2013 were $0.76 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. For capital adequacy purposes, financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 17.02% at March 31, 2014 as compared to 17.17% at December 31, 2013. The Company’s total risk-based capital ratio was 18.28% at March 31, 2014 as compared to 18.42% at December 31, 2013. The Company’s Tier 1 capital to average total assets ratio was 12.72% at March 31, 2014 as compared to 12.48% at December 31, 2013. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2014, liquid assets totaled $197.5 million as compared to $201.8 million at December 31, 2013. These amounts represent 37.44% and 38.80% of total liabilities at March 31, 2014 and December 31, 2013, respectively. The decrease in liquid assets was due to a decline in interest bearing deposits with other institutions. These liquid assets were utilized to fund loan and securities growth during the first three quarters of 2013. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2013 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 1992 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.    Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of May, 2014.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.