Form 10-Q
period 2014-06-30
EAGLE FINANCIAL SERVICES INC
filed 2014-08-12
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of July 29, 2014 was 3,446,769.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$9,454	$9,295
Interest-bearing deposits with other institutions	2,951	4,948
Total cash and cash equivalents	12,405	14,243
Securities available for sale, at fair value	100,286	102,598
Restricted investments	2,358	2,192
Loans	464,318	444,273
Allowance for loan losses	(5,871)	(5,488)
Net Loans	458,447	438,785
Bank premises and equipment, net	17,115	17,214
Other real estate owned, net of allowance	1,959	1,646
Other assets	9,170	9,766
Total assets	$601,740	$586,444
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$147,992	$147,698
Savings and interest bearing demand deposits	248,122	240,749
Time deposits	95,931	99,140
Total deposits	$492,045	$487,587
Federal Home Loan Bank advances	30,000	22,250
Trust preferred capital notes	7,217	7,217
Other liabilities	2,255	2,984
Total liabilities	$531,517	$520,038
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued 2014, 3,424,576; issued 2013, 3,392,780	8,561	8,482
Surplus	11,995	11,537
Retained earnings	48,105	46,082
Accumulated other comprehensive income	1,562	305
Total shareholders’ equity	$70,223	$66,406
Total liabilities and shareholders’ equity	$601,740	$586,444
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and Dividend Income
Interest and fees on loans	$5,589	$5,343	$10,920	$10,674
Interest and dividends on securities available for sale:
Taxable interest income	482	518	989	1,065
Interest income exempt from federal income taxes	278	314	564	638
Dividends	46	42	71	109
Interest on deposits in banks	1	6	2	15
Total interest and dividend income	$6,396	$6,223	$12,546	$12,501
Interest Expense
Interest on deposits	245	288	489	614
Interest on federal funds purchased and securities sold under agreements to repurchase	7	1	20	29
Interest on Federal Home Loan Bank advances	158	273	317	543
Interest on trust preferred capital notes	32	33	65	67
Interest on interest rate swap	46	45	92	90
Total interest expense	$488	$640	$983	$1,343
Net interest income	$5,908	$5,583	$11,563	$11,158
Provision For Loan Losses	(283)	384	—	767
Net interest income after provision for loan losses	$6,191	$5,199	$11,563	$10,391
Noninterest Income
Income from fiduciary activities	$362	$273	$661	$633
Service charges on deposit accounts	319	366	652	709
Other service charges and fees	827	1,443	1,480	2,243
Gain on sale of securities	6	10	6	400
Other operating income	46	377	112	416
Total noninterest income	$1,560	$2,469	$2,911	$4,401
Noninterest Expenses
Salaries and employee benefits	$2,926	$2,910	$5,751	$5,551
Occupancy expenses	307	319	644	600
Equipment expenses	167	191	349	346
Advertising and marketing expenses	126	144	258	271
Stationery and supplies	74	68	164	146
ATM network fees	201	143	358	300
Other real estate owned expense	6	20	10	28
Loss (gain) on the sale of other real estate owned	(17)	(53)	(17)	(53)
FDIC assessment	86	96	167	193
Computer software expense	213	164	412	319
Bank franchise tax	117	101	219	202
Professional fees	254	284	471	525
Other operating expenses	506	565	1,023	1,107
Total noninterest expenses	$4,966	$4,952	$9,809	$9,535
Income before income taxes	$2,785	$2,716	$4,665	$5,257
Income Tax Expense	827	715	1,344	1,453
Net income	$1,958	$2,001	$3,321	$3,804
Earnings Per Share
Net income per common share, basic	$0.57	$0.59	$0.97	$1.13
Net income per common share, diluted	$0.57	$0.59	$0.97	$1.12
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$1,958	$2,001	$3,321	$3,804
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of deferred income taxes (benefit) of $276 and ($1,149) for the three months ended June 30, 2014 and 2013, respectively and $628 and ($1,292) for the six months ended June 30, 2014 and 2013, respectively	535	(2,230)	1,219	(2,508)
Change in fair value of interest rate swap, net of deferred income taxes of $6 and $40 for the three months ended June 30, 2014 and 2013, respectively and $19 and $56 for the six months ended June 30, 2014 and 2013, respectively	12	77	38	108
Total other comprehensive income (loss)	547	(2,153)	1,257	(2,400)
Total comprehensive income (loss)	$2,505	$(152)	$4,578	$1,404
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	$8,340	$10,424	$41,494	$3,448	$63,706
Net income			3,804		3,804
Other comprehensive (loss)				(2,400)	(2,400)
Restricted stock awards, stock incentive plan (9,699 shares)	24	(24)			—
Income tax benefit on vesting of restricted stock		18			18
Stock-based compensation expense		116			116
Issuance of common stock, dividend investment plan (15,139 shares)	38	290			328
Issuance of common stock, employee benefit plan (6,094 shares)	15	111			126
Dividends declared ($0.38 per share)			(1,280)		(1,280)
Balance, June 30, 2013	$8,417	$10,935	$44,018	$1,048	$64,418

Balance, December 31, 2013	$8,482	$11,537	$46,082	$305	66,406
Net income			3,321		3,321
Other comprehensive income				1,257	1,257
Restricted stock awards, stock incentive plan (10,009 shares)	25	(25)			—
Income tax benefit on vesting of restricted stock		11			11
Stock-based compensation expense		52			52
Issuance of common stock, dividend investment plan (15,682 shares)	39	298			337
Issuance of common stock, employee benefit plan (6,105 shares)	15	122			137
Dividends declared ($0.38 per share)			(1,298)		(1,298)
Balance, June 30, 2014	$8,561	$11,995	$48,105	$1,562	$70,223
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$3,321	$3,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	400	387
Amortization of intangible and other assets	77	76
Provision for loan losses	—	767
(Gain) on the sale of other real estate owned	(17)	(53)
Loss on the sale and disposal of assets	4	2
(Gain) on the sale of securities	(6)	(400)
Accrual of restricted stock awards	52	116
Premium amortization on securities, net	54	74
Deferred tax benefit	—	876
Changes in assets and liabilities:
(Increase) in other assets	(108)	(8,243)
(Decrease) increase in other liabilities	(672)	23
Net cash provided by (used in) operating activities	$3,105	$(2,571)
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$6,536	$11,781
Proceeds from the sale of securities available for sale	1,004	2,756
Purchases of securities available for sale	(3,429)	(21,760)
Proceeds from the sale of restricted investments	284	136
Purchases of restricted investments	(450)	—
Purchases of bank premises and equipment	(333)	(1,130)
Proceeds from the sale of other real estate owned	34	351
Proceeds from the sale of repossessed assets	19	11
Net (increase) in loans	(19,993)	(18,632)
Net cash (used in) investing activities	$(16,328)	$(26,487)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$7,667	$4,111
Net (decrease) in certificates of deposit	(3,209)	(7,901)
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	—	(4,384)
Net increase in Federal Home Loan Bank advances	7,750	—
Issuance of common stock, employee benefit plan	137	126
Cash dividends paid	(960)	(952)
Net cash provided by (used in) financing activities	$11,385	$(9,000)

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Six Months Ended
	June 30,
	2014	2013
(Decrease) in cash and cash equivalents	$(1,838)	$(38,058)
Cash and Cash Equivalents
Beginning	14,243	48,690
Ending	$12,405	$10,632
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$993	$1,426
Income taxes	$705	$1,622
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$1,847	$(3,800)
Change in fair value of interest rate swap	$57	$164
Other real estate acquired in settlement of loans	$330	$—
Issuance of common stock, dividend investment plan	$337	$328

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2014
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2014 and December 31, 2013, the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

The following table presents Restricted Stock activity for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	17,050	$19.92	16,500	$16.53
Granted	14,900	23.50	14,900	22.06
Vested	(10,009)	19.65	(9,699)	16.47
Forfeited	(790)	21.80	(651)	16.75
Nonvested, end of period	21,151	$22.50	21,050	$20.46

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2014 and 2013 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average number of common shares outstanding	3,428,699	3,378,955	3,421,351	3,373,353
Effect of dilutive common stock	8,204	10,109	7,609	10,395
Average number of common shares outstanding used to calculate diluted earnings per share	3,436,903	3,389,064	3,428,960	3,383,748

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$36,913	$531	$(739)	$36,705
Mortgage-backed securities	13,592	564	(61)	14,095
Obligations of states and political subdivisions	39,548	1,364	(123)	40,789
Corporate securities	6,511	996	—	7,507
Equity securities	1,044	146	—	1,190
	$97,608	$3,601	$(923)	$100,286
	December 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$35,890	$439	$(1,585)	$34,744
Mortgage-backed securities	14,896	422	(121)	15,197
Obligations of states and political subdivisions	42,442	969	(295)	43,116
Corporate securities	7,495	928	—	8,423
Equity securities	1,044	74	—	1,118
	$101,767	$2,832	$(2,001)	$102,598

During the six months ended June 30, 2014, the Company sold $1.0 million in available for sale securities for a net gain of $6 thousand. During the six months ended June 30, 2013, the Company sold $2.8 million in available for sale securities for a net gain of $400 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2014 and December 31, 2013 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,999	$9	$23,154	$730	$25,153	$739
Mortgage-backed securities	—	—	1,582	61	1,582	61
Obligations of states and political subdivisions	801	1	4,198	122	4,999	123
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$2,800	$10	$28,934	$913	$31,734	$923
	December 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$23,235	$1,551	$1,967	$34	$25,202	$1,585
Mortgage-backed securities	2,828	121	—	—	2,828	121
Obligations of states and political subdivisions	8,439	252	466	43	8,905	295
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$34,502	$1,924	$2,433	$77	$36,935	$2,001

Gross unrealized losses on available for sale securities included thirty-nine (39) and fifty-one (51) debt securities at June 30, 2014 and December 31, 2013, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2014 and December 31, 2013 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic downturn involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at June 30, 2014 and December 31, 2013. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $3.8 million at June 30, 2014 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,874	1,708
Community Bankers’ Bank Stock	140	140
	$2,358	$2,192

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2014 and 2013 and the year ended December 31, 2013 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2014	2013	2013
		(in thousands)
Balance, beginning	$5,488	$6,577	$6,577
Provision charged to operating expense	—	—	767
Recoveries added to the allowance	588	233	80
Loan losses charged to the allowance	(205)	(1,322)	(446)
Balance, ending	$5,871	$5,488	$6,978

Nonaccrual and past due loans by class at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$4	$—	$121	$125	$26,219	$26,344	$—	$1,740
Commercial Real Estate:
Owner Occupied	856	162	634	1,652	98,801	100,453	—	1,424
Non-owner occupied	821	173	—	994	59,049	60,043	—	1,263
Construction and Farmland:
Residential	—	—	—	—	4,618	4,618	—	—
Commercial	367	—	—	367	32,353	32,720	—	268
Consumer:
Installment	75	8	—	83	13,577	13,660	—	—
Residential:
Equity Lines	372	—	—	372	31,068	31,440	—	155
Single family	1,127	683	205	2,015	187,488	189,503		1,503
Multifamily	—	—	—	—	3,082	3,082	—	—
All Other Loans	—	—	—	—	2,455	2,455	—	—
Total	$3,622	$1,026	$960	$5,608	$458,710	$464,318	$—	$6,353

	December 31, 2013
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$143	$—	$1,162	$1,305	$19,560	$20,865	$—	$1,288
Commercial Real Estate:
Owner Occupied	364	—	1,270	1,634	90,811	92,445	—	1,269
Non-owner occupied	99	185	—	284	55,437	55,721	—	185
Construction and Farmland:
Residential	—	—	—	—	7,860	7,860	—	—
Commercial	—	—	—	—	29,073	29,073	—	157
Consumer:
Installment	95	9	11	115	13,670	13,785	11	6
Residential:
Equity Lines	202	25	—	227	31,997	32,224	—	179
Single family	1,995	180	693	2,868	183,541	186,409	—	1,328
Multifamily	—	—	—	—	2,850	2,850	—	—
All Other Loans	—	—	—	—	3,041	3,041	—	—
Total	$2,898	$399	$3,136	$6,433	$437,840	$444,273	$11	$4,412

Allowance for loan losses by segment at June 30, 2014 and December 31, 2013 were as follows:

	As of and For the Six Months Ended
	June 30, 2014
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Charge-Offs	—	(133)	—	—	(62)	(10)	—	(205)
Recoveries	3	7	377	146	53	2	—	588
Provision	(259)	(197)	(294)	388	(13)	(8)	383	—
Ending balance	$776	$1,902	$1,420	$1,089	$80	$66	$538	$5,871
Ending balance: Individually evaluated for impairment	$135	$274	$471	$879	$—	$—	$—	$1,759
Ending balance: collectively evaluated for impairment	$641	$1,628	$949	$210	$80	$66	$538	$4,112
Financing receivables:
Ending balance	$37,338	$224,025	$160,496	$26,344	$13,660	$2,455	$—	$464,318
Ending balance individually evaluated for impairment	$2,643	$3,055	$4,489	$1,740	$—	$—	$—	$11,927
Ending balance collectively evaluated for impairment	$34,695	$220,970	$156,007	$24,604	$13,660	$2,455	$—	$452,391

	As of and for the Twelve Months Ended
	December 31, 2013
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Charge-Offs	(20)	(507)	(289)	(403)	(85)	(18)	—	(1,322)
Recoveries	5	109	7	47	54	11	—	233
Provision	(233)	(197)	437	31	26	(33)	(31)	—
Ending balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Ending balance: Individually evaluated for impairment	$218	$627	$299	$334	$—	$—	$—	$1,478
Ending balance: collectively evaluated for impairment	$814	$1,598	$1,038	$221	$102	$82	$155	$4,010
Financing receivables:
Ending balance	$36,933	$221,483	$148,166	$20,865	$13,785	$3,041	$—	$444,273
Ending balance individually evaluated for impairment	$2,674	$4,922	$4,750	$1,347	$—	$6	$—	$13,699
Ending balance collectively evaluated for impairment	$34,259	$216,561	$143,416	$19,518	$13,785	$3,035	$—	$430,574

Impaired loans by class at June 30, 2014 and December 31, 2013 were as follows:

	As of
	June 30, 2014
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	2,063	2,068	—	2,336	18
Non-owner occupied	1,138	1,141	—	1,234	26
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,277	2,288	—	2,296	43
Residential:
Equity lines	84	84	—	253	—
Single family	1,839	1,844	—	2,217	19
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$7,401	$7,425	$—	$8,336	$106
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$1,740	$1,740	$880	$2,037	$8
Commercial Real Estate:
Owner Occupied	198	198	198	195	2
Non-owner occupied	1,090	1,090	273	1,107	12
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	367	367	135	398	2
Residential:
Equity lines	71	71	71	218	—
Single family	1,060	1,062	202	1,081	16
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,526	$4,528	$1,759	$5,036	$40
Total:
Commercial	$1,740	$1,740	$880	$2,037	$8
Commercial Real Estate	4,489	4,497	471	4,872	58
Construction and Farmland	2,644	2,655	135	2,694	45
Residential	3,054	3,061	273	3,769	35
Other	—	—	—	—	—
Total	$11,927	$11,953	$1,759	$13,372	$146

The average recorded investment of impaired loans for the three months ended June 30, 2014 was $13.3 million. The interest income recognized on impaired loans for the three months ended June 30, 2014 was $63 thousand.

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

Credit quality information by class at June 30, 2014 and December 31, 2013 was as follows:

	As of
	June 30, 2014
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$21,960	$2,406	$23	$769	$1,186	$—	$26,344
Commercial Real Estate:
Owner Occupied	82,545	12,565	1,421	2,696	1,226	—	100,453
Non-owner occupied	41,029	12,521	3,026	3,418	49	—	60,043
Construction and Farmland:
Residential	4,496	122	—	—	—	—	4,618
Commercial	26,075	2,775	1,617	2,169	84	—	32,720
Residential:
Equity Lines	30,435	700	—	150	155	—	31,440
Single family	161,356	17,763	5,748	4,030	606	—	189,503
Multifamily	2,187	895	—	—	—	—	3,082
All other loans	2,455	—	—	—	—	—	2,455
Total	$372,538	$49,747	$11,835	$13,232	$3,306	$—	$450,658

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,577	$83

	As of
	December 31, 2013
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,565	$2,820	$86	$106	$1,288	$—	$20,865
Commercial Real Estate:
Owner Occupied	73,998	12,036	3,322	1,820	1,269	—	92,445
Non-owner occupied	31,484	14,922	5,557	3,758	—	—	55,721
Construction and Farm land:
Residential	7,738	122	—	—	—	—	7,860
Commercial	24,252	1,353	1,196	2,186	86	—	29,073
Residential:
Equity Lines	30,458	708	415	480	163	—	32,224
Single family	157,273	11,505	11,046	5,775	810	—	186,409
Multifamily	1,946	904	—	—	—	—	2,850
All other loans	3,041	—	—	—	—	—	3,041
Total	$346,755	$44,370	$21,622	$14,125	$3,616	$—	$430,488

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,670	$115

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

There were fourteen (14) troubled debt restructured loans totaling $5.1 million at June 30, 2014. At December 31, 2013, there were twenty (20) troubled debt restructured loans totaling $6.4 million. Five loans, totaling $965 thousand, were in nonaccrual status at June 30, 2014. Five loans, totaling $1.0 million, were in nonaccrual status at December 31, 2013. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2014.

The following tables and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and six months ended June 30, 2014 and June 30, 2013:

		Six Months Ended
		June 30, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Impairment Accrued
Residential
Equity	1	$184	$184	$—
Total	1	$184	$184	$—

During the three and six months ended June 30, 2014, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.

During the three months ended June 30, 2013, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties. During the six months ended June 30, 2013, the Company restructured one loan by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by changing payments to interest-only in order to reduce the monthly payment for a period of time.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	June 30, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,612
Total	2	$1,612

	Three Months Ended
	June 30, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	1	$138
Non-owner occupied	1	557
Residential:
Single Family	4	954
Total	6	$1,649

	Six Months Ended
	June 30, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,612
Total	2	$1,612

	Six Months Ended
	June 30, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	2	$298
Non-owner occupied	1	557
Residential:
Single family	4	954
Total	7	$1,809

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Noninterest bearing demand deposits	$147,992	$147,698
Savings and interest bearing demand deposits:
NOW accounts	$85,237	$85,459
Money market accounts	95,087	92,125
Regular savings accounts	67,798	63,165
	$248,122	$240,749
Time deposits:
Balances of less than $100,000	$61,471	$63,221
Balances of $100,000 and more	34,460	35,919
	$95,931	$99,140
	$492,045	$487,587

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

Net periodic benefit costs of the postretirement plan were $(1) thousand for the three months ended June 30, 2014 and 2013. Net periodic benefit costs of the postretirement benefit plan for the six months ended June 30, 2014 and 2013 were $(2) thousand.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at June 30, 2014 was 1.85%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2014, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

		Fair Value Measurements at
		June 30, 2014
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$36,705	$—	$36,705	$—
Mortgage-backed securities	14,095	—	14,095	—
Obligations of states and political subdivisions	40,789	—	40,789	—
Corporate securities	7,507	—	7,507	—
Equity securities:
Bank preferred stock	1,190	1,190	—	—
Total assets at fair value	$100,286	$1,190	$99,096	$—
Liabilities:
Interest rate swap	377	—	377	—
Total liabilities at fair value	$377	$—	$377	$—

		Fair Value Measurements at
		December 31, 2013
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$34,744	$—	$34,744	$—
Mortgage-backed securities	15,197	—	15,197	—
Obligations of states and political subdivisions	43,116	—	43,116	—
Corporate securities	8,423	—	8,423	—
Equity securities:
Bank preferred stock	1,118	1,118	—	—
Total assets at fair value	$102,598	$1,118	$101,480	$—
Liabilities:
Interest rate swap	434	—	434	—
Total liabilities at fair value	$434	$—	$434	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. Level 2 impaired loan value is determined by utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant using observable market data. Level 3 impaired loan values are determined using inventory and accounts receivable collateral and are based on financial statement balances or aging reports. If the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old or has been discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business, then the fair value is considered Level 3. Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at June 30, 2014 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	June 30, 2014
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	9% - 30%	13%
Other real estate owned	Discounted appraised value	Selling cost	5% - 7%	7%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013:

		Carrying value at
		June 30, 2014
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,767	$—	$—	$2,767
Nonfinancial Assets:
Other real estate owned	1,959	353	1,456	150
		Carrying value at
		December 31, 2013
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,706	$—	$1,299	$1,407
Nonfinancial Assets:
Other real estate owned	1,646	638	1,008	—

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the period ended June 30, 2014 were as follows:

	Fair Value Measurements at
	June 30, 2014
	Impaired Loans	Other Real Estate Owned
	(in thousands)
Balance - January 1, 2014	$1,407	$—
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	1,664	150
Transfers out of Level 3	(304)	—
Total assets at fair value	$2,767	$150

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

The carrying value and fair value of the Company’s financial instruments at June 30, 2014 and December 31, 2013 were as follows:

	Fair Value Measurements at
	June 30, 2014
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2014	(Level 1)	(Level 2)	(Level 3)	June 30, 2014
	(in thousands)
Financial Assets:
Cash and short-term investments	$12,405	$12,405	$—	$—	$12,405
Securities	100,286	1,190	99,096	—	100,286
Restricted Investments	2,358	—	2,358	—	2,358
Loans, net	458,447	—	463,749	2,767	466,516
Accrued interest receivable	1,788	—	1,788	—	1,788

Financial Liabilities:
Deposits	$492,045	$—	$492,340	$—	$492,340
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—
Federal Home Loan Bank advances	30,000	—	29,613	—	29,613
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	155	—	155	—	155
Interest rate swap contract	377	—	377	—	377

	Fair Value Measurements at
	December 31, 2013
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
	(in thousands)
Financial assets:
Cash and short-term investments	$14,243	$14,243	$—	$—	$14,243
Securities	102,598	1,118	101,480	—	102,598
Restricted Investments	2,192	—	2,192	—	2,192
Loans, net	438,785	—	446,329	1,407	447,736
Accrued interest receivable	1,797	—	1,797	—	1,797

Financial liabilities:
Deposits	$487,587	$—	$488,074	$—	$488,074
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—
Federal Home Loan Bank advances	22,250	—	22,214	—	22,214
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	165	—	165	—	165
Interest rate swap contract	434	—	434	—	434

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

The following table summarizes the fair value of derivative instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$377	Other Liabilities	$434

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at June 30, 2014 and 2013 and the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$12	$77	Not applicable	$—	$—

	Six Months Ended
	June 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$38	$108	Not applicable	$—	$—

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended
	June 30,
	2014				2013
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
April 1	$1,231	$(260)	$44	$1,015	$3,546	$(388)	$43	$3,201
Other comprehensive income (loss) before reclassifications	817	18	—	835	(3,369)	117	—	(3,252)
Reclassifications from other comprehensive income (loss)	(6)	—	—	(6)	(10)		—	(10)
Tax effect of current period changes	(276)	(6)	—	(282)	1,149	(40)	—	1,109
Current period changes net of taxes	535	12	—	547	(2,230)	77	—	(2,153)
June 30	$1,766	$(248)	$44	$1,562	$1,316	$(311)	$43	$1,048

	Six Months Ended
	June 30,
	2014				2013
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$547	$(286)	$44	$305	$3,824	$(419)	$43	$3,448
Other comprehensive income (loss) before reclassifications	1,853	57	—	1,910	(3,400)	164	—	(3,236)
Reclassifications from other comprehensive income (loss)	(6)	—	—	(6)	(400)	—	—	(400)
Tax effect of current period changes	(628)	(19)	—	(647)	1,292	(56)	—	1,236
Current period changes net of taxes	1,219	38	—	1,257	(2,508)	108	—	(2,400)
June 30	$1,766	$(248)	$44	$1,562	$1,316	$(311)	$43	$1,048

For the three and six months ended June 30, 2014, $6 thousand was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statements of Income. For the three and six months ended June 30, 2013, $10 thousand and $400 thousand, respectively, was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statements of Income.

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-09 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, “Development Stage Entities”, from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, “Consolidation”, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2014-11 will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

NOTE 14. Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2014 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

NOTE 15. Branch Activity

On February 25, 2014, the Company entered into a $1.8 million contract to purchase land to build its twelfth retail branch, located in Loudoun County, Virginia.

The full service branch located at 3360 Valley Pike in Winchester, Virginia was closed to business on June 27, 2014.

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
GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”), collectively (the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At June 30, 2014, the Company had total assets of $601.7 million, net loans of $458.4 million, total deposits of $492.0 million, and shareholders’ equity of $70.2 million. The Company’s net income was $3.3 million for the six months ended June 30, 2014.

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

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated, including impairment losses based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the estimated losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general and specific losses in the portfolio. As specific loans are identified or losses are experienced on these loans, they will be reflected within the general or specific allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2013 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2014 was $3.3 million, a decrease of $483 thousand or 12.70% as compared to net income for the six months ended June 30, 2013 of $3.8 million. Basic earnings per share were $0.97 and $1.13 for the six months ended June 30, 2014 and 2013, respectively. Diluted earnings per share were $0.97 and $1.12 for the six months ended June 30, 2014 and 2013, respectively. Net income during the second quarter of 2014 and the second quarter of 2013 was $2.0 million. Earnings per share, basic and diluted were $0.57 and $0.59 for the second quarter of 2014 and 2013, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2014 and 2013 was 1.31% and 1.33%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2014 and 2013 was 11.37% and 11.91%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $11.6 million and $11.2 million for the six months ended June 30, 2014 and 2013, respectively, which represents an increase of $405 thousand or 3.63%. Net interest income was $5.9 million and $5.6 million for the three months ended June 30, 2014 and 2013, respectively, which represents an increase of $325 thousand or 5.82%. Average interest earning assets increased $17.4 million from the three months ended June 30, 2013 to the three months ended June 30, 2014 while the average yield decreased 9 basis points over that same period.

Total interest income was $12.5 million for the six months ended June 30, 2014 and 2013. Total interest income was $6.4 million and $6.2 million for the second quarter of 2014 and 2013, respectively, which represents an increase of $173 thousand or 2.78%. Total interest expense was $983 thousand and $1.3 million for the six months ended June 30, 2014 and 2013, respectively, which represents a decrease of $360 thousand or 26.81%. Total interest expense was $488 thousand and $640 thousand for the second quarter of 2014 and 2013, respectively, which represents a decrease of $152 thousand or 23.75%. This decrease is largely attributable to the prepayment of a $10.0 million FHLB advance with an interest rate of 4.07% during the fourth quarter of 2013. Average interest bearing liabilities increased $7.2 million from the three months ended June 30, 2013 to the three months ended June 30, 2014 while the rate on interest bearing liabilities decreased 18 basis points over the same period.

The net interest margin was 4.31% and 4.26% for the six months ended June 30, 2014 and 2013, respectively. The net interest margin was 4.32% and 4.28% for the second quarter of 2014 and 2013, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2014 and 2013. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,589	$5,343	$10,920	$10,674
Interest Income - Securities and Other Interest-Earnings Assets	807	880	1,626	1,827
Interest Expense - Deposits	245	288	489	614
Interest Expense - Other Borrowings	243	352	494	729
Total Net Interest Income	$5,908	$5,583	$11,563	$11,158
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$21	$24	$42	$48
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	145	162	291	329
Total Tax Benefit on Tax-Exempt Interest Income	$166	$186	$333	$377
Tax-Equivalent Net Interest Income	$6,074	$5,769	$11,896	$11,535

The tax-equivalent yield on earning assets decreased 10 basis points from 4.76% for the six months ended June 30, 2013 to 4.66% for the same period in 2014. During that same time, the tax-equivalent yield on securities decreased 16 basis points from 3.84% to 3.68%. The tax equivalent yield on loans decreased 27 basis points from 5.12% for the six months ended June 30, 2013 to 4.85% for the same time period in 2014. The average rate on interest bearing liabilities decreased 20 basis points from 0.72% for the six months ended June 30, 2013 to 0.52% for the same time period in 2014. The average rate on interest bearing deposits decreased 8 basis points from 0.37% to 0.29% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 238 basis points from 3.47% to 1.09% for the six months ended June 30, 2013 and 2014, respectively. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate which remained at 0.25% during the second quarter of 2014. The rate on wholesale repurchase agreements was fixed at 3.54%, but matured on January 30, 2013 resulting in the significant decrease in yield. The Company has not borrowed funds through retail repurchase agreements since June 2011. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 99 basis points from 3.40% to 2.41% for the six months ended June 30, 2013 and 2014. A $10.0 million FHLB advance with an interest rate of 4.07% was paid off in December 2013 resulting in a decrease of average rate. There were no significant changes in asset mix during the six months ended June 30, 2014.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was zero and $767 thousand for the six months ended June 30, 2014 and 2013, respectively. The decrease in provision for loan losses is mainly reflective of two large recoveries recorded during the second quarter of 2014 combined with minimal charge-offs.

Noninterest Income

Total noninterest income for the six months ended June 30, 2014 and 2013 was $2.9 million and $4.4 million, respectively, which represents a decrease of $1.5 million or 33.86%. Total noninterest income for the second quarter of 2014 and 2013 was $1.6 million and $2.5 million, respectively, which represents a decrease of $909 thousand or 36.82%. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three and six months ended June 30, 2014 and 2013, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Income from fiduciary activities	$362	$273	$89	33%	$661	$633	$28	4%
Service charges on deposit accounts	319	366	(47)	(13)%	652	709	(57)	(8)%
Other service charges and fees	827	1,443	(616)	(43)%	1,480	2,243	(763)	(34)%
Gain on sale of securities	6	10	(4)	NM	6	400	(394)	NM
Other operating income	46	377	(331)	(88)%	112	416	(304)	(73)%
Total noninterest income	$1,560	$2,469	$(909)	(37)%	$2,911	$4,401	$(1,490)	(34)%

NM - Not Meaningful

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased $89 thousand or 32.60% from $273 thousand during the three months ended June 30, 2013 to $362 thousand during the three months ended June 30, 2014. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $47 thousand or 12.84% from $366 thousand during the three months ended June 30, 2014 to $319 thousand during the three months ended June 30, 2014. They decreased $57 thousand or 8.04% from $709 thousand during the six months ended June 30, 2013 to $652 thousand during the six months ended June 30, 2014. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income.

Other service charges and fees decreased $616 thousand or 42.69% from $1.4 million during the three months ended June 30, 2013 to $827 thousand during the three months ended June 30, 2014. Other service charges and fees decreased $763 thousand or 34.02% from $2.2 million during the six months ended June 30, 2013 to $1.5 million during the six months ended June 30, 2014. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. The majority of this decrease is due to the sale of the merchant card portfolio which occurred in June 2013, resulting in gross proceeds of $450 thousand. This decrease can also be attributed to reduced activity in the origination of mortgage loans for the secondary market.

Other operating income decreased $331 thousand or 87.80% from $377 thousand to $46 thousand during the three months ended June 30, 2013 and 2014, respectively. Other operating income decreased $304 thousand or 73.08% from $416 thousand to $112 thousand during the six months ended June 30, 2013 and 2014, respectively. This decrease was mainly due to the accrual of life insurance benefits in the amount $250 thousand during the second quarter of 2013. In addition, the Company received approximately $20 thousand in insurance proceeds during the second quarter of 2013 related to a power surge that damaged a significant amount of computer hardware in the main branch.

Noninterest Expenses

Total noninterest expenses increased $274 thousand or 2.87% from $9.5 million to $9.8 million for the six months ended June 30, 2013 and 2014. Total noninterest expenses increased $14 thousand or 0.28% for the three months ended June 30, 2013 and 2014. The efficiency ratio of the Company was 65.22% and 64.36% for the six months ended June 30, 2014 and 2013. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2014 and 2013, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and employee benefits	$2,926	$2,910	$16	1%	$5,751	$5,551	$200	4%
Occupancy expenses	307	319	(12)	(4)%	644	600	44	7%
Equipment expenses	167	191	(24)	(13)%	349	346	3	1%
Advertising and marketing expenses	126	144	(18)	(13)%	258	271	(13)	(5)%
Stationary and supplies	74	68	6	9%	164	146	18	12%
ATM network fees	201	143	58	41%	358	300	58	19%
Other real estate owned expense	6	20	(14)	(70)%	10	28	(18)	(64)%
(Gain) loss on the sale of other real estate owned	(17)	(53)	36	NM	(17)	(53)	36	NM
FDIC assessment	86	96	(10)	(10)%	167	193	(26)	(13)%
Computer software expense	213	164	49	30%	412	319	93	29%
Bank franchise tax	117	101	16	16%	219	202	17	8%
Professional fees	254	284	(30)	(11)%	471	525	(54)	(10)%
Other operating expenses	506	565	(59)	(10)%	1,023	1,107	(84)	(8)%
Total noninterest expenses	$4,966	$4,952	$14	—%	$9,809	$9,535	$274	3%

ATM network fees increased $58 thousand or 40.56% from $143 thousand to $201 thousand during the three months ended June 30, 2013 and 2014, respectively. ATM network fees increased $58 thousand or 19.33% from $300 thousand to $358 thousand during the six months ended June 30, 2013 and 2014, respectively. ATM network fees fluctuate based on the usage of ATM and debit cards.

Computer software expenses increased $49 thousand or 29.88% from $164 thousand to $213 thousand during the three months ended June 30, 2013 and 2014, respectively. Computer software expenses increased $93 thousand or 29.15% from $319 thousand to $412 thousand during the six months ended June 30, 2013 and 2014, respectively. As the Company grows, regulations increase and technology changes, the Company has had to invest in additional software products causing expenses to increase.

Professional fees decreased $30 thousand or 10.56% from $284 thousand to $254 thousand for the three months ended June 30, 2013 and 2014, respectively. Professional fees decreased $54 thousand or 10.29% from $525 thousand to $471 thousand for the six months ended June 30, 2013 and 2014, respectively. The decrease in expense was mainly in the legal expense category. During 2014, the Company has experienced less foreclosure activity resulting in lower legal fees. In addition, a one-time expense of $21 thousand was paid related to a participation agreement entered into in June 2013. No new participation agreements have been originated since that date.

Other operating expenses decreased $59 thousand or 10.44% from $565 thousand to $506 thousand during the three months ended June 30, 2013 and 2014, respectively. The decrease in expense was mainly in the Visa/Mastercard expense account. This decrease is due to the sale of the merchant card portfolio that occurred during the second quarter of 2013.

As discussed in Note 15 to the Consolidated Financial Statements, a full service branch location in Winchester was closed in June 2014. Until this property is sold, noninterest expenses are not expected to be impacted. All branch employees were relocated within the Company and occupancy expenses continue to be incurred in order to maintain the property. In addition, the Company has entered into a contract to purchase land for a new branch location in Loudoun County. This branch is not expected to open until 2015 and should not have any impact on noninterest expenses for the year ending December 31, 2014.

Income Taxes

Income tax expense was $1.3 million and $1.5 million during the six months ended June 30, 2014 and 2013, respectively. These amounts correspond to an effective tax rate of 28.81% and 27.64% for the six months ended June 30, 2014 and 2013, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $100.3 million at June 30, 2014, compared to $102.6 million at December 31, 2013. This represents a decrease of $2.3 million or 2.25%. The Company purchased $3.4 million in securities during the six months ended June 30, 2014. The Company had total maturities and principal repayments of $6.5 million. There were $1.0 million in sales during the six months ended June 30, 2014. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2014. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2014 and December 31, 2013. The Company had an unrealized gain on available for sale securities of $2.7 million at June 30, 2014 as compared to an unrealized gain of $831 thousand at December 31, 2013. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $464.3 million and $444.3 million at June 30, 2014 and December 31, 2013, respectively. This represents an increase of $20.0 million or 4.51% during the six months ended June 30, 2014. The ratio of loans to deposits increased during the six months ended June 30, 2014 from 91.12% at December 31, 2013 to 94.36% at June 30, 2014.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2014 and December 31, 2013.

Loans secured by real estate were $421.9 million or 90.86% and $406.6 million or 91.52% of total loans at June 30, 2014 and December 31, 2013, respectively. This represents an increase of $15.3 million or 3.76% during the six months ended June 30, 2014. Consumer installment loans were $13.7 million or 2.94% and $13.8 million or 3.10% of total loans at June 30, 2014 and December 31, 2013, respectively. This represents a decrease of $125 thousand or 0.91% during the six months ended June 30, 2014. Commercial and industrial loans were $26.3 million or 5.67% and $20.9 million or 4.70% of total loans at June 30, 2014 and December 31, 2013, respectively. This represents an increase of $5.4 million or 26.26% for the six months ended June 30, 2014.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2014 and 2013 and the year ended December 31, 2013. Charged-off loans were $205 thousand and $446 thousand for the six months ended June 30, 2014 and 2013, respectively. Recoveries were $588 thousand and $80 thousand for the six months ended June 30, 2014 and 2013, respectively. This resulted in net recoveries of $383 thousand and net charge-offs of $366 thousand for the six months ended June 30, 2014 and 2013, respectively. The allowance for loan losses as a percentage of loans was 1.26% at June 30, 2014 and 1.24% at December 31, 2013. The allowance for loan losses was 70.56% of nonperforming assets at June 30, 2014 and 90.43% of nonperforming assets at December 31, 2013. Nonperforming assets increased by $2.3 million during the six months ended June 30, 2014 due mainly to increases in nonaccrual loans. Despite this increase, management believes that the allowance for loan losses is currently adequate to absorb potential future losses inherent in the loan portfolio. Given the uncertainty in the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $6.4 million and $4.4 million at June 30, 2014 and December 31, 2013, respectively. Other real estate owned and repossessed assets were $2.0 million and $1.6 million at June 30, 2014 and December 31, 2013. The Company held seven other real estate assets with an average balance of $280 thousand at June 30, 2014. At December 31, 2013, the company held five other real estate assets with an average balance of $329 thousand. The percentage of nonperforming assets to loans and other real estate owned was 1.78% at June 30, 2014 and 1.36% at December 31, 2013. There were no loans past due 90 days or more and still accruing interest at June 30, 2014. Total loans past due 90 days or more and still accruing interest were $11 thousand at December 31, 2013.

During the six months ended June 30, 2014, the Bank placed fifteen loans totaling $2.6 million on nonaccrual status. All but three of these loans were secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2014, the Company had $5.1 million in restructured loans with specific allowances totaling $66 thousand. At December 31, 2013 , the Company had $6.4 million in restructured loans with specific allowances totaling $203 thousand. At June 30, 2014 and December 31, 2013, total restructured loans performing under the restructured terms and accruing interest were $4.2 million and $5.4 million, respectively. Five loans, totaling $965 thousand, were in nonaccrual status at June 30, 2014. Five loans, totaling $1.0 million, were in nonaccrual status at December 31, 2013.

Deposits

Total deposits were $492.0 million and $487.6 million at June 30, 2014 and December 31, 2013, respectively. This represents an increase of $4.4 million or 0.91% during the six months ended June 30, 2014. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2014 and December 31, 2013.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $294 thousand or 0.20% from $147.7 million at December 31, 2013 to $148.0 million at June 30, 2014. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $7.4 million or 3.06% from $240.7 million at December 31, 2013 to $248.1 million at June 30, 2014. Time deposits decreased $3.2 million or 3.24% from $99.1 million at December 31, 2013 to $95.9 million at June 30, 2014. This is comprised of a decrease in time deposits of $100,000 and more of $1.5 million or 4.06% and a decrease in time deposits of less than $100,000 of $1.7 million or 2.77%. Certificates of deposit also included $11.8 million and $12.0 million in brokered certificates of deposit at June 30, 2014 and December 31, 2013, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2014 was $70.2 million, reflecting a percentage of total assets of 11.67%, as compared to $66.4 million and 11.32% at December 31, 2013. During the first half of 2013 and 2014, the Company declared dividends of $0.38 per share. Total dividends paid during the year ended December 31, 2013 were $0.76 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7.0 million in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. For capital adequacy purposes, financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 17.04% at June 30, 2014 as compared to 17.17% at December 31, 2013. The Company’s total risk-based capital ratio was 18.29% at June 30, 2014 as compared to 18.42% at December 31, 2013. The Company’s Tier 1 capital to average total assets ratio was 12.67% at June 30, 2014 as compared to 12.48% at December 31, 2013. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

The Company’s Tier 1 capital and total capital include $7.0 million of trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Company's trust preferred securities will continue to be included in Tier 1 capital and total capital until they mature, pursuant to a "grandfathering" provision that exempts the Company's securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities. In addition to "grandfathering" certain previously outstanding trust preferred securities for community banks, the Basel III Final Rule introduces a new Common Equity Tier 1 capital measure, increases the applicable minimum regulatory capital levels and certain prompt corrective action capital levels, and establishes a capital conservation buffer and new risk weights for certain types of assets. The Basel III Final Rule is effective for community banks on January 1, 2015 and has a transition period applicable to certain regulatory capital changes until January 1, 2019. The Company is currently assessing the impact that the Basel III Final Rule will have on its capital ratios.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2014, liquid assets totaled $201.5 million as compared to $201.8 million at December 31, 2013. These amounts represent 37.92% and 38.80% of total liabilities at June 30, 2014 and December 31, 2013, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2013 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 1992 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2014, the Company granted 4,000 shares of restricted common stock to its directors and 6,250 shares of restricted common stock to its executive officers in recognition of their service to the Company. The grants were made pursuant to an exemption from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of August, 2014.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.