Form 10-Q
period 2014-09-30
EAGLE FINANCIAL SERVICES INC
filed 2014-11-12
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of October 31, 2014 was 3,454,336.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$7,885	$9,295
Interest-bearing deposits with other institutions	7,453	4,948
Total cash and cash equivalents	15,338	14,243
Securities available for sale, at fair value	99,022	102,598
Restricted investments	2,358	2,192
Loans	465,068	444,273
Allowance for loan losses	(5,587)	(5,488)
Net Loans	459,481	438,785
Bank premises and equipment, net	18,529	17,214
Other real estate owned, net of allowance	1,644	1,646
Other assets	9,844	9,766
Total assets	$606,216	$586,444
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$151,961	$147,698
Savings and interest bearing demand deposits	248,736	240,749
Time deposits	94,439	99,140
Total deposits	$495,136	$487,587
Federal Home Loan Bank advances	30,000	22,250
Trust preferred capital notes	7,217	7,217
Other liabilities	2,602	2,984
Total liabilities	$534,955	$520,038
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2014, 3,454,336 including 19,151 unvested restricted stock; issued and outstanding 2013, 3,409,831 including 21,050 unvested restricted stock	8,588	8,482
Surplus	12,312	11,537
Retained earnings	48,834	46,082
Accumulated other comprehensive income	1,527	305
Total shareholders’ equity	$71,261	$66,406
Total liabilities and shareholders’ equity	$606,216	$586,444
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and Dividend Income
Interest and fees on loans	$5,397	$5,446	$16,317	$16,120
Interest and dividends on securities available for sale:
Taxable interest income	458	500	1,447	1,565
Interest income exempt from federal income taxes	270	307	834	945
Dividends	126	38	197	147
Interest on deposits in banks	2	3	4	18
Total interest and dividend income	$6,253	$6,294	$18,799	$18,795
Interest Expense
Interest on deposits	241	269	730	883
Interest on federal funds purchased and securities sold under agreements to repurchase	—	2	20	31
Interest on Federal Home Loan Bank advances	159	276	476	819
Interest on trust preferred capital notes	33	34	98	101
Interest on interest rate swap	47	46	139	136
Total interest expense	$480	$627	$1,463	$1,970
Net interest income	$5,773	$5,667	$17,336	$16,825
Provision For Loan Losses	—	—	—	767
Net interest income after provision for loan losses	$5,773	$5,667	$17,336	$16,058
Noninterest Income
Income from fiduciary activities	$212	$296	$873	$929
Service charges on deposit accounts	332	377	984	1,086
Other service charges and fees	827	874	2,307	3,117
Gain on sale of securities	87	—	93	400
Other operating income	15	34	127	450
Total noninterest income	$1,473	$1,581	$4,384	$5,982
Noninterest Expenses
Salaries and employee benefits	$3,017	$2,926	$8,768	$8,477
Occupancy expenses	319	336	963	936
Equipment expenses	197	151	546	497
Advertising and marketing expenses	159	150	417	421
Stationery and supplies	74	57	238	203
ATM network fees	174	157	532	457
Other real estate owned expense	4	2	14	30
Loss (gain) on the sale of other real estate owned	14	111	(3)	58
FDIC assessment	94	92	261	285
Computer software expense	252	185	664	504
Bank franchise tax	123	103	342	305
Professional fees	290	265	761	790
Other operating expenses	616	637	1,639	1,744
Total noninterest expenses	$5,333	$5,172	$15,142	$14,707
Income before income taxes	$1,913	$2,076	$6,578	$7,333
Income Tax Expense	528	571	1,872	2,024
Net income	$1,385	$1,505	$4,706	$5,309
Earnings Per Share
Net income per common share, basic	$0.40	$0.44	$1.37	$1.57
Net income per common share, diluted	$0.40	$0.44	$1.37	$1.56
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$1,385	$1,505	$4,706	$5,309
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of deferred income taxes (benefit) of $(39) and ($120) for the three months ended September 30, 2014 and 2013, respectively and $588 and ($1,412) for the nine months ended September 30, 2014 and 2013, respectively	(76)	(235)	1,143	(2,743)
Change in fair value of interest rate swap, net of deferred income taxes of $22 and $0 for the three months ended September 30, 2014 and 2013, respectively and $41 and $56 for the nine months ended September 30, 2014 and 2013, respectively	41	1	79	109
Total other comprehensive (loss) income	(35)	(234)	1,222	(2,634)
Total comprehensive income	$1,350	$1,271	$5,928	$2,675
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	$8,340	$10,424	$41,494	$3,448	$63,706
Net income			5,309		5,309
Other comprehensive (loss)				(2,634)	(2,634)
Restricted stock awards, stock incentive plan (9,699 shares)	24	(24)			—
Income tax benefit on vesting of restricted stock		18			18
Stock options exercised (3,872 shares)	10	59			69
Stock-based compensation expense		218			218
Issuance of common stock, dividend investment plan (22,346 shares)	56	438			494
Issuance of common stock, employee benefit plan (7,721 shares)	19	142			161
Dividends declared ($0.57 per share)			(1,924)		(1,924)
Balance, September 30, 2013	$8,449	$11,275	$44,879	$814	$65,417

Balance, December 31, 2013	$8,482	$11,537	$46,082	$305	66,406
Net income			4,706		4,706
Other comprehensive income				1,222	1,222
Restricted stock awards, stock incentive plan (10,009 shares)	25	(25)			—
Income tax benefit on vesting of restricted stock		11			11
Stock options exercised (927 shares)	2	(2)			—
Stock-based compensation expense		173			173
Issuance of common stock, dividend investment plan (23,473 shares)	59	456			515
Issuance of common stock, employee benefit plan (7,995 shares)	20	162			182
Dividends declared ($0.57 per share)			(1,954)		(1,954)
Balance, September 30, 2014	$8,588	$12,312	$48,834	$1,527	$71,261
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$4,706	$5,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	587	593
Amortization of intangible and other assets	117	113
Provision for loan losses	—	767
(Gain) loss on the sale of other real estate owned	(3)	58
Loss on the sale and disposal of assets	5	2
(Gain) on the sale of securities	(93)	(400)
Accrual of restricted stock awards	173	218
Premium amortization on securities, net	88	108
Deferred tax benefit	—	876
Changes in assets and liabilities:
(Increase) in other assets	(812)	(1,900)
(Decrease) increase in other liabilities	(262)	1,256
Net cash provided by operating activities	$4,506	$7,000
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$9,264	$16,751
Proceeds from the sale of securities available for sale	1,129	2,756
Purchases of securities available for sale	(5,081)	(22,727)
Proceeds from the sale of restricted investments	284	136
Purchases of restricted investments	(450)	—
Purchases of bank premises and equipment	(2,272)	(1,290)
Proceeds from the sale of other real estate owned	685	726
Proceeds from the sale of repossessed assets	26	11
Net (increase) in loans	(21,039)	(20,593)
Net cash (used in) investing activities	$(17,454)	$(24,230)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$12,250	$7,617
Net (decrease) in certificates of deposit	(4,700)	(10,191)
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	—	(10,000)
Net increase in Federal Home Loan Bank advances	7,750	—
Issuance of common stock, employee benefit plan	182	161
Stock options exercised	—	69
Cash dividends paid	(1,439)	(1,430)
Net cash provided by (used in) financing activities	$14,043	$(13,774)

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Nine Months Ended
	September 30,
	2014	2013
Increase (decrease) in cash and cash equivalents	$1,095	$(31,004)
Cash and Cash Equivalents
Beginning	14,243	48,690
Ending	$15,338	$17,686
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,474	$2,055
Income taxes	$1,985	$2,097
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$1,731	$(4,155)
Change in fair value of interest rate swap	$120	$165
Other real estate acquired in settlement of loans	$680	$—
Issuance of common stock, dividend investment plan	$515	$494

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2014
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2014 and December 31, 2013, the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

NOTE 2. Stock-Based Compensation Plan

During 2014, the Company’s shareholders approved a stock incentive plan which allows key employees and directors to increase their personal financial interest in the Company. This plan permits the issuance of incentive stock options and non-qualified stock options and the award of stock appreciation rights, common stock, restricted stock, and phantom stock. The plan authorizes the issuance of up to 500,000 shares of common stock.

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

The following table presents Restricted Stock activity for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	17,050	$19.92	16,500	$16.53
Granted	14,900	23.50	14,900	22.06
Vested	(10,009)	19.65	(9,699)	16.47
Forfeited	(2,790)	22.11	(651)	16.75
Nonvested, end of period	19,151	$22.53	21,050	$20.46

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2014 and 2013 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Average number of common shares outstanding	3,451,041	3,393,519	3,431,356	3,380,149
Effect of dilutive common stock	9,145	12,685	8,121	11,158
Average number of common shares outstanding used to calculate diluted earnings per share	3,460,186	3,406,204	3,439,477	3,391,307

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2014 and December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$36,912	$517	$(657)	$36,772
Mortgage-backed securities	12,802	480	(22)	13,260
Obligations of states and political subdivisions	39,465	1,435	(90)	40,810
Corporate securities	6,237	782	—	7,019
Equity securities	1,044	117	—	1,161
	$96,460	$3,331	$(769)	$99,022
	December 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$35,890	$439	$(1,585)	$34,744
Mortgage-backed securities	14,896	422	(121)	15,197
Obligations of states and political subdivisions	42,442	969	(295)	43,116
Corporate securities	7,495	928	—	8,423
Equity securities	1,044	74	—	1,118
	$101,767	$2,832	$(2,001)	$102,598

During the nine months ended September 30, 2014, the Company sold $1.1 million in available for sale securities for a net gain of $93 thousand. During the nine months ended September 30, 2013, the Company sold $2.8 million in available for sale securities for a net gain of $400 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2014 and December 31, 2013 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$3,982	$22	$22,253	$635	$26,235	$657
Mortgage-backed securities	—	—	1,521	22	1,521	22
Obligations of states and political subdivisions	249	1	3,438	89	3,687	90
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$4,231	$23	$27,212	$746	$31,443	$769
	December 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$23,235	$1,551	$1,967	$34	$25,202	$1,585
Mortgage-backed securities	2,828	121	—	—	2,828	121
Obligations of states and political subdivisions	8,439	252	466	43	8,905	295
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$34,502	$1,924	$2,433	$77	$36,935	$2,001

Gross unrealized losses on available for sale securities included thirty-seven (37) and fifty-one (51) debt securities at September 30, 2014 and December 31, 2013, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2014 and December 31, 2013 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic downturn involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at September 30, 2014 and December 31, 2013. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $3.6 million at September 30, 2014 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,874	1,708
Community Bankers’ Bank Stock	140	140
	$2,358	$2,192

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013 were as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2014	2013	2013
		(in thousands)
Balance, beginning	$5,488	$6,577	$6,577
Provision charged to operating expense	—	—	767
Recoveries added to the allowance	614	233	204
Loan losses charged to the allowance	(515)	(1,322)	(830)
Balance, ending	$5,587	$5,488	$6,718

Nonaccrual and past due loans by class at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$43	$1,053	$100	$1,196	$28,512	$29,708	$—	$1,736
Commercial Real Estate:
Owner Occupied	3,276	739	608	4,623	95,127	99,750	—	2,485
Non-owner occupied	631	—	813	1,444	57,290	58,734	—	1,243
Construction and Farmland:
Residential	—	—	—	—	5,837	5,837	—	—
Commercial	424	16	80	520	32,256	32,776	16	462
Consumer:
Installment	60	2	—	62	13,234	13,296	—	—
Residential:
Equity Lines	63	121	179	363	30,570	30,933	—	329
Single family	1,526	348	345	2,219	186,463	188,682		2,373
Multifamily	—	—	—	—	3,050	3,050	—	—
All Other Loans	—	—	—	—	2,302	2,302	—	—
Total	$6,023	$2,279	$2,125	$10,427	$454,641	$465,068	$16	$8,628

	December 31, 2013
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$143	$—	$1,162	$1,305	$19,560	$20,865	$—	$1,288
Commercial Real Estate:
Owner Occupied	364	—	1,270	1,634	90,811	92,445	—	1,269
Non-owner occupied	99	185	—	284	55,437	55,721	—	185
Construction and Farmland:
Residential	—	—	—	—	7,860	7,860	—	—
Commercial	—	—	—	—	29,073	29,073	—	157
Consumer:
Installment	95	9	11	115	13,670	13,785	11	6
Residential:
Equity Lines	202	25	—	227	31,997	32,224	—	179
Single family	1,995	180	693	2,868	183,541	186,409	—	1,328
Multifamily	—	—	—	—	2,850	2,850	—	—
All Other Loans	—	—	—	—	3,041	3,041	—	—
Total	$2,898	$399	$3,136	$6,433	$437,840	$444,273	$11	$4,412

Allowance for loan losses by segment at September 30, 2014 and December 31, 2013 were as follows:

	As of and for the Nine Months Ended
	September 30, 2014
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Charge-Offs	—	(435)	—	—	(65)	(15)	—	(515)
Recoveries	4	9	379	148	71	3	—	614
Provision	(143)	76	(312)	200	(2)	(27)	208	—
Ending balance	$893	$1,875	$1,404	$903	$106	$43	$363	$5,587
Ending balance: Individually evaluated for impairment	$63	$243	$280	$414	$—	$—	$—	$1,000
Ending balance: collectively evaluated for impairment	$830	$1,632	$1,124	$489	$106	$43	$363	$4,587
Financing receivables:
Ending balance	$38,613	$222,665	$158,484	$29,708	$13,296	$2,302	$—	$465,068
Ending balance individually evaluated for impairment	$2,828	$3,648	$4,417	$1,736	$—	$—	$—	$12,629
Ending balance collectively evaluated for impairment	$35,785	$219,017	$154,067	$27,972	$13,296	$2,302	$—	$452,439

	As of and for the Twelve Months Ended
	December 31, 2013
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Charge-Offs	(20)	(507)	(289)	(403)	(85)	(18)	—	(1,322)
Recoveries	5	109	7	47	54	11	—	233
Provision	(233)	(197)	437	31	26	(33)	(31)	—
Ending balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Ending balance: Individually evaluated for impairment	$218	$627	$299	$334	$—	$—	$—	$1,478
Ending balance: collectively evaluated for impairment	$814	$1,598	$1,038	$221	$102	$82	$155	$4,010
Financing receivables:
Ending balance	$36,933	$221,483	$148,166	$20,865	$13,785	$3,041	$—	$444,273
Ending balance individually evaluated for impairment	$2,674	$4,922	$4,750	$1,347	$—	$6	$—	$13,699
Ending balance collectively evaluated for impairment	$34,259	$216,561	$143,416	$19,518	$13,785	$3,035	$—	$430,574

Impaired loans by class at September 30, 2014 and December 31, 2013 were as follows:

	As of
	September 30, 2014
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$480	$481	$—	$520	$6
Commercial Real Estate:
Owner Occupied	2,237	2,237	—	2,558	31
Non-owner occupied	858	859	—	1,083	31
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,472	2,483	—	2,505	74
Residential:
Equity lines	140	140	—	312	1
Single family	2,701	2,702	—	4,320	82
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$8,888	$8,902	$—	$11,298	$225
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$1,256	$1,256	$414	$1,550	$3
Commercial Real Estate:
Owner Occupied	461	461	34	462	11
Non-owner occupied	861	861	246	880	9
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	356	356	63	395	3
Residential:
Equity lines	189	189	113	338	2
Single family	618	620	130	630	18
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,741	$3,743	$1,000	$4,255	$46
Total:
Commercial	$1,736	$1,737	$414	$2,070	$9
Commercial Real Estate	4,417	4,418	280	4,983	82
Construction and Farmland	2,828	2,839	63	2,900	77
Residential	3,648	3,651	243	5,600	103
Other	—	—	—	—	—
Total	$12,629	$12,645	$1,000	$15,553	$271

The average recorded investment of impaired loans for the three months ended September 30, 2014 was $15.3 million. The interest income recognized on impaired loans for the three months ended September 30, 2014 was $83 thousand.

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

Credit quality information by class at September 30, 2014 and December 31, 2013 was as follows:

	As of
	September 30, 2014
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,375	$2,284	$22	$772	$1,255	$—	$29,708
Commercial Real Estate:
Owner Occupied	76,373	17,682	834	3,678	1,183	—	99,750
Non-owner occupied	39,631	12,895	2,911	3,248	49	—	58,734
Construction and Farmland:
Residential	5,715	122	—	—	—	—	5,837
Commercial	26,037	3,501	871	2,287	80	—	32,776
Residential:
Equity Lines	29,426	1,207	—	150	150	—	30,933
Single family	162,760	15,314	5,702	4,330	576	—	188,682
Multifamily	2,166	884	—	—	—	—	3,050
All other loans	2,302	—	—	—	—	—	2,302
Total	$369,785	$53,889	$10,340	$14,465	$3,293	$—	$451,772

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,234	$62

	As of
	December 31, 2013
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,565	$2,820	$86	$106	$1,288	$—	$20,865
Commercial Real Estate:
Owner Occupied	73,998	12,036	3,322	1,820	1,269	—	92,445
Non-owner occupied	31,484	14,922	5,557	3,758	—	—	55,721
Construction and Farm land:
Residential	7,738	122	—	—	—	—	7,860
Commercial	24,252	1,353	1,196	2,186	86	—	29,073
Residential:
Equity Lines	30,458	708	415	480	163	—	32,224
Single family	157,273	11,505	11,046	5,775	810	—	186,409
Multifamily	1,946	904	—	—	—	—	2,850
All other loans	3,041	—	—	—	—	—	3,041
Total	$346,755	$44,370	$21,622	$14,125	$3,616	$—	$430,488

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,670	$115

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

There were seventeen (17) troubled debt restructured loans totaling $5.5 million at September 30, 2014. At December 31, 2013, there were twenty (20) troubled debt restructured loans totaling $6.4 million. Eight loans, totaling $1.5 million, were in nonaccrual status at September 30, 2014. Five loans, totaling $1.0 million, were in nonaccrual status at December 31, 2013. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2014.

The following tables and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and nine months ended September 30, 2014 and September 30, 2013:

		Three Months Ended
		September 30, 2014
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$289	$289
Residential:
Equity	1	69	69
Single family	1	652	350
	3	$1,010	$708

		Three Months Ended
		September 30, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate:
Owner Occupied	1	$514	$368
Construction and Farmland:
Commercial	1	87	87
Residential:
Single family	5	1,197	1,197
	7	$1,798	$1,652

		Nine Months Ended
		September 30, 2014
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$289	$289
Residential:
Equity	1	69	69
Single family	1	652	350
Total	3	$1,010	$708

		Nine Months Ended
		September 30, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate:
Owner Occupied	1	$514	$368
Construction and Farmland:
Commercial	1	87	87
Residential:
Equity	1	184	184
Single family	5	1,197	1,197
Total	8	$1,982	$1,836

During the three and nine months ended September 30, 2014, the Company restructured three loans by granting concessions to borrowers experiencing financial difficulties. One commercial and industrial loan and one residential single family loan was modified by reducing the monthly payments. One residential equity loan was modified by changing payments to interest only for a period of time.

During the three months ended September 30, 2013, the Company restructured seven loans by granting concessions to borrowers experiencing financial difficulties. One owner occupied commercial real estate loan was modified by restructuring the loan and granting a lower interest rate. One commercial construction and farmland loan was modified by granting a lower interest rate. Four single family residential loans were modified by changing the amortization period and granting a lower interest rate. One single family residential loan was modified by changing the amortization period. During the nine months ended September 30, 2013, the Company restructured eight loans by granting concessions to borrowers experiencing financial difficulties. In addition to those restructured during the third quarter, one residential loan was modified by changing payments to interest-only in order to reduce the monthly payment for a period of time.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	September 30, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,608
Total	2	$1,608

	Three Months Ended
	September 30, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	2	$495
Non-owner occupied	1	557
Residential:
Single Family	4	946
Total	7	$1,998

	Nine Months Ended
	September 30, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,608
Total	2	$1,608

	Nine Months Ended
	September 30, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial Real Estate:
Owner occupied	3	$654
Non-owner occupied	1	557
Residential:
Single family	4	946
Total	8	$2,157

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Noninterest bearing demand deposits	$151,961	$147,698
Savings and interest bearing demand deposits:
NOW accounts	$79,895	$85,459
Money market accounts	99,057	92,125
Regular savings accounts	69,784	63,165
	$248,736	$240,749
Time deposits:
Balances of less than $100,000	$60,084	$63,221
Balances of $100,000 and more	34,355	35,919
	$94,439	$99,140
	$495,136	$487,587

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

Net periodic benefit costs of the postretirement plan were $(1) thousand for the three months ended September 30, 2014 and 2013. Net periodic benefit costs of the postretirement benefit plan for the nine months ended September 30, 2014 and 2013 were $(3) thousand.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at September 30, 2014 was 1.85%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At September 30, 2014, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

		Fair Value Measurements at
		September 30, 2014
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$36,772	$—	$36,772	$—
Mortgage-backed securities	13,260	—	13,260	—
Obligations of states and political subdivisions	40,810	—	40,810	—
Corporate securities	7,019	—	7,019	—
Equity securities:
Bank preferred stock	1,161	1,161	—	—
Total assets at fair value	$99,022	$1,161	$97,861	$—
Liabilities:
Interest rate swap	314	—	314	—
Total liabilities at fair value	$314	$—	$314	$—

		Fair Value Measurements at
		December 31, 2013
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$34,744	$—	$34,744	$—
Mortgage-backed securities	15,197	—	15,197	—
Obligations of states and political subdivisions	43,116	—	43,116	—
Corporate securities	8,423	—	8,423	—
Equity securities:
Bank preferred stock	1,118	1,118	—	—
Total assets at fair value	$102,598	$1,118	$101,480	$—
Liabilities:
Interest rate swap	434	—	434	—
Total liabilities at fair value	$434	$—	$434	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at September 30, 2014 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	September 30, 2014
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12% - 60%	14%
Other real estate owned	Discounted appraised value	Selling cost	5% - 10%	8%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013:

		Carrying value at
		September 30, 2014
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,741	$—	$435	$2,306
Nonfinancial Assets:
Other real estate owned	1,644	638	668	338
		Carrying value at
		December 31, 2013
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,706	$—	$1,299	$1,407
Nonfinancial Assets:
Other real estate owned	1,646	638	1,008	—

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the period ended September 30, 2014 were as follows:

	Fair Value Measurements at
	September 30, 2014
	Impaired Loans	Other Real Estate Owned
	(in thousands)
Balance - January 1, 2014	$1,407	$—
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	1,740	488
Transfers out of Level 3	(841)	(150)
Total assets at fair value	$2,306	$338

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

The carrying value and fair value of the Company’s financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	Fair Value Measurements at
	September 30, 2014
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2014	(Level 1)	(Level 2)	(Level 3)	September 30, 2014
	(in thousands)
Financial Assets:
Cash and short-term investments	$15,338	$15,338	$—	$—	$15,338
Securities	99,022	1,161	97,861	—	99,022
Restricted Investments	2,358	—	2,358	—	2,358
Loans, net	459,481	—	463,470	2,306	465,776
Accrued interest receivable	1,850	—	1,850	—	1,850

Financial Liabilities:
Deposits	$495,136	$—	$495,235	$—	$495,235
Federal Home Loan Bank advances	30,000	—	30,249	—	30,249
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	155	—	155	—	155
Interest rate swap contract	314	—	314	—	314

	Fair Value Measurements at
	December 31, 2013
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
	(in thousands)
Financial assets:
Cash and short-term investments	$14,243	$14,243	$—	$—	$14,243
Securities	102,598	1,118	101,480	—	102,598
Restricted Investments	2,192	—	2,192	—	2,192
Loans, net	438,785	—	446,329	1,407	447,736
Accrued interest receivable	1,797	—	1,797	—	1,797

Financial liabilities:
Deposits	$487,587	$—	$488,074	$—	$488,074
Federal Home Loan Bank advances	22,250	—	22,214	—	22,214
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	165	—	165	—	165
Interest rate swap contract	434	—	434	—	434

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

The following table summarizes the fair value of derivative instruments at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$314	Other Liabilities	$434

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheet at September 30, 2014 and 2013 and the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$41	$1	Not applicable	$—	$—

	Nine Months Ended
	September 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2014	2013		2014	2013
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$79	$109	Not applicable	$—	$—

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended
	September 30,
	2014				2013
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
July 1	$1,766	$(248)	$44	$1,562	$1,316	$(311)	$43	$1,048
Other comprehensive income (loss) before reclassifications	(28)	63	—	35	(355)	1	—	(354)
Reclassifications from other comprehensive income (loss)	(87)	—	—	(87)	—	—	—	—
Tax effect of current period changes	39	(22)	—	17	120	—	—	120
Current period changes net of taxes	(76)	41	—	(35)	(235)	1	—	(234)
September 30	$1,690	$(207)	$44	$1,527	$1,081	$(310)	$43	$814

	Nine Months Ended
	September 30,
	2014				2013
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$547	$(286)	$44	$305	$3,824	$(419)	$43	$3,448
Other comprehensive income (loss) before reclassifications	1,824	120	—	1,944	(3,755)	165	—	(3,590)
Reclassifications from other comprehensive income (loss)	(93)	—	—	(93)	(400)	—	—	(400)
Tax effect of current period changes	(588)	(41)	—	(629)	1,412	(56)	—	1,356
Current period changes net of taxes	1,143	79	—	1,222	(2,743)	109	—	(2,634)
September 30	$1,690	$(207)	$44	$1,527	$1,081	$(310)	$43	$814

For the three and nine months ended September 30, 2014, $87 thousand and $93 thousand, respectively, was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statements of Income. For the three and nine months ended September 30, 2013, zero and $400 thousand, respectively, was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statements of Income.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

NOTE 14. Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2014 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

NOTE 15. Branch Activity

On February 25, 2014, the Company entered into a $1.8 million contract to purchase land to build its twelfth retail branch, located in Loudoun County, Virginia. The land was purchased for the $1.8 million contract price on August 27, 2014. On September 10, 2014, the Company entered into a $1.3 million contract to build its twelfth retail branch, located in Ashburn, Virginia. The branch is expected to be completed during Spring 2015.

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
GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2014, the Company had total assets of $606.2 million, net loans of $459.5 million, total deposits of $495.1 million, and shareholders’ equity of $71.3 million. The Company’s net income was $4.7 million for the nine months ended September 30, 2014.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2014 was $4.7 million, a decrease of $603 thousand or 11.36% as compared to net income for the nine months ended September 30, 2013 of $5.3 million. Basic earnings per share were $1.37 and $1.57 for the nine months ended September 30, 2014 and 2013, respectively. Diluted earnings per share were $1.37 and $1.56 for the nine months ended September 30, 2014 and 2013, respectively. Net income during the third quarter of 2014 and the third quarter of 2013 was $1.4 million and $1.5 million, respectively, a decrease of $120 thousand or 7.97%. Earnings per share, basic and diluted were $0.40 and $0.44 for the third quarter of 2014 and 2013, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2014 and 2013 was 1.06% and 1.23%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2014 and 2013 was 9.12% and 11.01%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $17.3 million and $16.8 million for the nine months ended September 30, 2014 and 2013, respectively, which represents an increase of $511 thousand or 3.04%. Net interest income was $5.8 million and $5.7 million for the three months ended September 30, 2014 and 2013, respectively, which represents an increase of $106 thousand or 1.87%. Average interest earning assets increased $21.9 million from the three months ended September 30, 2013 to the three months ended September 30, 2014 while the average yield decreased 22 basis points over that same period.

Total interest income was $18.8 million for the nine months ended September 30, 2014 and 2013. Total interest income was $6.3 million for the third quarter of 2014 and 2013. Total interest expense was $1.5 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively, which represents a decrease of $507 thousand or 25.74%. Total interest expense was $480 thousand and $627 thousand for the third quarter of 2014 and 2013, respectively, which represents a decrease of $147 thousand or 23.44%. This decrease is largely attributable to the prepayment of a $10.0 million FHLB advance with an interest rate of 4.07% during the fourth quarter of 2013. Average interest bearing liabilities increased $6.9 million from the three months ended September 30, 2013 to the three months ended September 30, 2014 while the rate on interest bearing liabilities decreased 16 basis points over the same period.

The net interest margin was 4.26% and 4.27% for the nine months ended September 30, 2014 and 2013, respectively. The net interest margin was 4.18% and 4.28% for the third quarter of 2014 and 2013, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2014 and 2013. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates. This decline will likely occur more rapidly than the decline in cost of funds due to the low level of interest rates currently being paid on interest bearing liabilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,397	$5,446	$16,317	$16,120
Interest Income - Securities and Other Interest-Earnings Assets	856	848	2,482	2,675
Interest Expense - Deposits	241	269	730	883
Interest Expense - Other Borrowings	239	358	733	1,087
Total Net Interest Income	$5,773	$5,667	$17,336	$16,825
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$32	$22	$74	$70
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	139	158	430	487
Total Tax Benefit on Tax-Exempt Interest Income	$171	$180	$504	$557
Tax-Equivalent Net Interest Income	$5,944	$5,847	$17,840	$17,382

The tax-equivalent yield on earning assets decreased 14 basis points from 4.75% for the nine months ended September 30, 2013 to 4.61% for the same period in 2014. During that same time, the tax-equivalent yield on securities decreased 6 basis points from 3.80% to 3.74%. The tax equivalent yield on loans decreased 30 basis points from 5.08% for the nine months ended September 30, 2013 to 4.78% for the same time period in 2014. The average rate on interest bearing liabilities decreased 18 basis points from 0.70% for the nine months ended September 30, 2013 to 0.52% for the same time period in 2014. The average rate on interest bearing deposits decreased 6 basis points from 0.35% to 0.29% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased 184 basis points from 2.91% to 1.07% for the nine months ended September 30, 2013 and 2014, respectively. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate which remained at 0.25% during the third quarter of 2014. The rate on wholesale repurchase agreements was fixed at 3.54%, but matured on January 30, 2013 resulting in the significant decrease in yield. The Company has not borrowed funds through retail repurchase agreements since June 2011. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 110 basis points from 3.40% to 2.30% for the nine months ended September 30, 2013 and 2014. A $10.0 million FHLB advance with an interest rate of 4.07% was paid off in December 2013 resulting in a decrease of average rate. FHLB advances outstanding have increased by $7.8 million during 2014. However, the average balance of FHLB advances outstanding for the same period has decreased $4.6 million. There were no significant changes in asset mix during the nine months ended September 30, 2014.

As of July 1, 2014, the Company began deferring loan origination fees and related direct loan origination costs in accordance with ASC 310-20. This has a direct impact on the net interest margin and more specifically, the loan yield.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was zero and $767 thousand for the nine months ended September 30, 2014 and 2013, respectively. The decrease in provision for loan losses is mainly reflective of two large recoveries recorded during the second quarter of 2014 combined with a low level of charge-offs. While the general reserve increased due to additional past due and nonaccrual loans identified during the third quarter, the specific reserve decreased based on updated appraisal values for impaired loans, therefore requiring no provision for the nine months ended September 30, 2014.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2014 and 2013 was $4.4 million and $6.0 million, respectively, which represents a decrease of $1.6 million or 26.71%. Total noninterest income for the third quarter of 2014 and 2013 was $1.5 million and $1.6 million, respectively, which represents a decrease of $108 thousand or 6.83%. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three and nine months ended September 30, 2014 and 2013, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Income from fiduciary activities	$212	$296	$(84)	(28)%	$873	$929	$(56)	(6)%
Service charges on deposit accounts	332	377	(45)	(12)%	984	1,086	(102)	(9)%
Other service charges and fees	827	874	(47)	(5)%	2,307	3,117	(810)	(26)%
Gain on sale of securities	87	—	87	NM	93	400	(307)	NM
Other operating income	15	34	(19)	(56)%	127	450	(323)	(72)%
Total noninterest income	$1,473	$1,581	$(108)	(7)%	$4,384	$5,982	$(1,598)	(27)%

NM - Not Meaningful

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, decreased $84 thousand or 28.38% from $296 thousand during the three months ended September 30, 2013 to $212 thousand during the three months ended September 30, 2014. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.

Service charges on deposit accounts decreased $45 thousand or 11.94% from $377 thousand during the three months ended September 30, 2014 to $332 thousand during the three months ended September 30, 2014. They decreased $102 thousand or 9.39% from $1.1 million during the nine months ended September 30, 2013 to $984 thousand during the nine months ended September 30, 2014. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types, recent regulatory changes on the charging of fees on certain transactions have adversely impacted fee income.

Other service charges and fees decreased $810 thousand or 25.99% from $3.1 million during the nine months ended September 30, 2013 to $2.3 million during the nine months ended September 30, 2014. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. The majority of this decrease is due to the sale of the merchant card portfolio which occurred in June 2013, resulting in gross proceeds of $450 thousand. This decrease can also be attributed to reduced activity in the origination of mortgage loans for the secondary market.

Other operating income decreased $323 thousand or 71.78% from $450 thousand to $127 thousand during the nine months ended September 30, 2013 and 2014, respectively. This decrease was mainly due to the accrual of life insurance benefits in the amount of $250 thousand during the second quarter of 2013. In addition, the Company received approximately $20 thousand in insurance proceeds during the second quarter of 2013 related to a power surge that damaged a significant amount of computer hardware in the main branch.

Noninterest Expenses

Total noninterest expenses increased $435 thousand or 2.96% from $14.7 million to $15.1 million for the nine months ended September 30, 2013 and 2014. Total noninterest expenses increased $161 thousand or 3.11% for the three months ended September 30, 2013 and 2014. The efficiency ratio of the Company was 67.51% and 64.70% for the nine months ended September 30, 2014 and 2013. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2014 and 2013, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and employee benefits	$3,017	$2,926	$91	3%	$8,768	$8,477	$291	3%
Occupancy expenses	319	336	(17)	(5)%	963	936	27	3%
Equipment expenses	197	151	46	30%	546	497	49	10%
Advertising and marketing expenses	159	150	9	6%	417	421	(4)	(1)%
Stationary and supplies	74	57	17	30%	238	203	35	17%
ATM network fees	174	157	17	11%	532	457	75	16%
Other real estate owned expense	4	2	2	100%	14	30	(16)	(53)%
(Gain) loss on the sale of other real estate owned	14	111	(97)	NM	(3)	58	(61)	NM
FDIC assessment	94	92	2	2%	261	285	(24)	(8)%
Computer software expense	252	185	67	36%	664	504	160	32%
Bank franchise tax	123	103	20	19%	342	305	37	12%
Professional fees	290	265	25	9%	761	790	(29)	(4)%
Other operating expenses	616	637	(21)	(3)%	1,639	1,744	(105)	(6)%
Total noninterest expenses	$5,333	$5,172	$161	3%	$15,142	$14,707	$435	3%

NM - Not Meaningful

Equipment expenses increased $46 thousand or 30.46% from $151 thousand to $197 thousand during the three months ended September 30, 2013 and 2014, respectively. Equipment expenses increased $49 thousand or 9.86% from $497 thousand to $546 thousand during the three months ended September 30, 2013 and 2014, respectively. The increase in expense results from higher levels of equipment costs related to investments in updating the Company's delivery channels and support systems.

ATM network fees increased $75 thousand or 16.41% from $457 thousand to $532 thousand during the nine months ended September 30, 2013 and 2014, respectively. ATM network fees fluctuate based on the usage of ATM and debit cards.

Computer software expenses increased $67 thousand or 36.22% from $185 thousand to $252 thousand during the three months ended September 30, 2013 and 2014, respectively. Computer software expenses increased $160 thousand or 31.75% from $504 thousand to $664 thousand during the nine months ended September 30, 2013 and 2014, respectively. The increase in expense results from higher levels of software costs related to investments in updating the Company's delivery channels and support systems.

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

Income Taxes

Income tax expense was $1.9 million and $2.0 million during the nine months ended September 30, 2014 and 2013, respectively. These amounts correspond to an effective tax rate of 28.46% and 27.61% for the nine months ended September 30, 2014 and 2013, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities were $99.0 million at September 30, 2014, compared to $102.6 million at December 31, 2013. This represents a decrease of $3.6 million or 3.49%. The Company purchased $5.1 million in securities during the nine months ended September 30, 2014. The Company had total maturities and principal repayments of $9.3 million. There were $1.1 million in sales during the nine months ended September 30, 2014. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2014. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2014 and December 31, 2013. The Company had an unrealized gain on available for sale securities of $2.6 million at September 30, 2014 as compared to an unrealized gain of $831 thousand at December 31, 2013. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $465.1 million and $444.3 million at September 30, 2014 and December 31, 2013, respectively. This represents an increase of $20.8 million or 4.68% during the nine months ended September 30, 2014. The ratio of loans to deposits increased during the nine months ended September 30, 2014 from 91.12% at December 31, 2013 to 93.93% at September 30, 2014.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans to acquire consumer products such as automobiles, and loans to small farms and businesses. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2014 and December 31, 2013.

Loans secured by real estate were $419.8 million or 90.26% and $406.6 million or 91.52% of total loans at September 30, 2014 and December 31, 2013, respectively. This represents an increase of $13.2 million or 3.24% during the nine months ended September 30, 2014. Consumer installment loans were $13.3 million or 2.86% and $13.8 million or 3.10% of total loans at September 30, 2014 and December 31, 2013, respectively. This represents a decrease of $489 thousand or 3.55% during the nine months ended September 30, 2014. Commercial and industrial loans were $29.7 million or 6.39% and $20.9 million or 4.70% of total loans at September 30, 2014 and December 31, 2013, respectively. This represents an increase of $8.8 million or 42.38% for the nine months ended September 30, 2014.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2014 and 2013 and the year ended December 31, 2013. Charged-off loans were $515 thousand and $830 thousand for the nine months ended September 30, 2014 and 2013, respectively. Recoveries were $614 thousand and $204 thousand for the nine months ended September 30, 2014 and 2013, respectively. This resulted in net recoveries of $99 thousand and net charge-offs of $626 thousand for the nine months ended September 30, 2014 and 2013, respectively. The allowance for loan losses as a percentage of loans was 1.20% at September 30, 2014 and 1.24% at December 31, 2013. The allowance for loan losses was 54.31% of nonperforming assets at September 30, 2014 and 90.43% of nonperforming assets at December 31, 2013. Nonperforming assets increased by $4.2 million during the nine months ended September 30, 2014 due mainly to increases in nonaccrual loans. Despite this increase, management believes that the allowance for loan losses is currently adequate to absorb potential future losses inherent in the loan portfolio. Given the uncertainty in the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $8.6 million and $4.4 million at September 30, 2014 and December 31, 2013, respectively. Other real estate owned and repossessed assets were $1.6 million at September 30, 2014 and December 31, 2013. The Company held five other real estate assets with an average balance of $329 thousand at September 30, 2014. At December 31, 2013, the company held five other real estate assets with an average balance of $329 thousand. The percentage of nonperforming assets to loans and other real estate owned was 2.20% at September 30, 2014 and 1.36% at December 31, 2013. There were $16 thousand in loans past due 90 days or more and still accruing interest at September 30, 2014. Total loans past due 90 days or more and still accruing interest were $11 thousand at December 31, 2013. Loans past due 30 days or more increased $4.0 million between December 31, 2013 and September 30, 2014. The majority of this increase was due to a few large balance loans and is not necessarily indicative of future trends in nonperforming assets.

During the nine months ended September 30, 2014, the Bank placed twenty-six loans totaling $5.0 million on nonaccrual status. All but two of these loans were secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (“OREO”) and carried at the lower of the outstanding loan balance or the fair market value of the property based on current appraisals and other current market trends, less estimated selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off to the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2014, the Company had $5.5 million in restructured loans with specific allowances totaling $236 thousand. At December 31, 2013 , the Company had $6.4 million in restructured loans with specific allowances totaling $203 thousand. At September 30, 2014 and December 31, 2013, total restructured loans performing under the restructured terms and accruing interest were $4.0 million and $5.4 million, respectively. Eight loans, totaling $1.5 million, were in nonaccrual status at September 30, 2014. Five loans, totaling $1.0 million, were in nonaccrual status at December 31, 2013.

Deposits

Total deposits were $495.1 million and $487.6 million at September 30, 2014 and December 31, 2013, respectively. This represents an increase of $7.5 million or 1.55% during the nine months ended September 30, 2014. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2014 and December 31, 2013.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $4.3 million or 2.89% from $147.7 million at December 31, 2013 to $152.0 million at September 30, 2014. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $8.0 million or 3.32% from $240.7 million at December 31, 2013 to $248.7 million at September 30, 2014. Time deposits decreased $4.7 million or 4.74% from $99.1 million at December 31, 2013 to $94.4 million at September 30, 2014. This is comprised of a decrease in time deposits of $100,000 and more of $1.6 million or 4.35% and a decrease in time deposits of less than $100,000 of $3.1 million or 4.96%. Certificates of deposit also included $11.8 million and $12.0 million in brokered certificates of deposit at September 30, 2014 and December 31, 2013, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2014 was $71.3 million, reflecting a percentage of total assets of 11.76%, as compared to $66.4 million and 11.32% at December 31, 2013. During the first half of 2013 and 2014, the Company declared dividends of $0.57 per share. Total dividends paid during the year ended December 31, 2013 were $0.76 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7.0 million in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. For capital adequacy purposes, financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company’s Tier 1 risk-based capital ratio was 17.29% at September 30, 2014 as compared to 17.17% at December 31, 2013. The Company’s total risk-based capital ratio was 18.54% at September 30, 2014 as compared to 18.42% at December 31, 2013. The Company’s Tier 1 capital to average total assets ratio was 12.80% at September 30, 2014 as compared to 12.48% at December 31, 2013. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

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

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2014, liquid assets totaled $199.5 million as compared to $201.8 million at December 31, 2013. These amounts represent 37.28% and 38.80% of total liabilities at September 30, 2014 and December 31, 2013, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2013 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 1992 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of November, 2014.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.