Form 10-K
period 2014-12-31
EAGLE FINANCIAL SERVICES INC
filed 2015-03-30
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2014 was $63,481,957.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 9, 2015 was 3,481,774.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
Employees
The Company, including the Bank, had 48 officers, 108 other full-time and 23 part-time employees (or 164 full-time equivalent employees) at December 31, 2014. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.
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

Competition
There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2014 as reported to the FDIC, the Company has 6.6% of the total deposits in its market area. The Company’s market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. Refer to Item 5 for additional information on dividend restrictions. During the year ended December 31, 2014, the Bank paid $1.6 million in dividends to the Company. The Company paid cash dividends of $1.9 million to shareholders during 2014.
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
The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements. Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2014. Accordingly, the Company’s trust preferred securities will continue to qualify as Tier 1 capital.
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
In 2013, the Federal Reserve, the FDIC and the OCC approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to us. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios which will be effective for us on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%, which is increased from 4%; (iii) a total capital ratio of 8%, which is unchanged from the current rules; and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and when fully effective in 2019, will result in the following minimum ratios: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 to risk-based assets capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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
 Volcker Rule. The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, the federal bank regulatory agencies adopted final rules implementing the Volcker Rule. These final rules prohibit banking entities from (i) engaging in short-term proprietary trading for their own accounts, and (ii) having certain ownership interests in and relationships with hedge funds or private equity funds. The final rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The final rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the final rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Company and the Subsidiary Banks. The final rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2017. The Company has evaluated the implications of the final rules on its investments and does not expect any material financial implications.
Under the final rules implementing the Volcker Rule, banking entities would have been prohibited from owning certain collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TruPS”) as of July 21, 2017, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the federal bank regulatory agencies issued an interim rule, effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. However, regulators are soliciting comments to the Interim Rule, and this exemption could change prior to its effective date. The Company currently does not have any impermissible holdings of TruPS CDOs under the interim rule, and therefore, will not be required to divest of any such investments or change the accounting treatment.
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

Integrated Mortgage Disclosures under the Real Estate Settlement Procedures Act (Regulation X) and the Truth In Lending Act (Regulation Z). Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on November 20, 2013 (effective on August 1, 2015), combining certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The Bureau amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements imposed by the Dodd-Frank Act, the final rule provides extensive guidance regarding compliance with those requirements. The final rule applies to most closed-end consumer mortgages. It does not apply to home equity lines of credit, reverse mortgages, or mortgages secured by a mobile home or by a dwelling that is not attached to real property (in other words, land). The final rule also does not apply to loans made by a creditor who makes five or fewer mortgages in a year.

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
As a financial institution, we are heavily regulated at the state and federal levels. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. In July 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank. Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations. Among other things, the Dodd-Frank Act and the regulations implemented thereunder could limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies. As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations. In addition, implementation of the BASEL III requirements will increase required capital minimums and could increase compliance costs due to their complexity.
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
Dramatic declines in the housing market, falling home prices and increasing foreclosures, and unemployment and under-employment have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses, although these conditions have shown signs of stabilization in 2013 and 2014. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

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

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. If the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company could be subject to regulatory restrictions, including limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses, or experience other adverse consequences that could cause its financial condition to be materially and adversely affected.

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
At December 31, 2014, loans secured by real estate totaled $425.5 million and represented 90.57% of the Company’s loan portfolio. If we experience further adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be further impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke County, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2014, Bank of Clarke County operated twelve full-service branches and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Round Hill and Purcellville. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.
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
The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Bulletin Board) and dividends declared during 2014 and 2013. The Company may not be aware of the per share price of all trades made.
Common Stock Market Price and Dividend Data

	2014		2013		Dividends Per Share
	High	Low	High	Low	2014	2013
1st Quarter	$23.45	$21.29	$23.50	$21.40	$0.19	$0.19
2nd Quarter	23.60	22.40	23.35	22.10	0.19	0.19
3rd Quarter	24.10	22.51	24.80	23.35	0.19	0.19
4th Quarter	24.25	22.51	23.95	20.55	0.20	0.19
As of March 9, 2015, the Company had approximately 1,078 shareholders of record.
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
Stock Performance
The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2009 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 17, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

	2009	2010	2011	2012	2013	2014
Eagle Financial Services, Inc.	$100	$109	$117	$158	$168	$180
NASDAQ Bank Index	100	112	98	113	158	162
NASDAQ Composite Index	100	117	115	133	184	209

Item 6. Selected Financial Data
The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2014	2013	2012	2010	2009
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$24,850	$25,036	$26,566	$27,571	$27,789
Interest expense	1,912	2,585	3,384	4,805	5,530
Net interest income	$22,938	$22,451	$23,182	$22,766	$22,259
Provision for loan losses	350	—	1,660	3,750	6,325
Net interest income after provision for loan losses	$22,588	$22,451	$21,522	$19,016	$15,934
Noninterest income	6,606	7,462	6,127	5,946	5,837
Net revenue	$29,194	$29,913	$27,649	$24,962	$21,771
Noninterest expenses	19,986	20,367	18,540	19,269	17,147
Income before income taxes	$9,208	$9,546	$9,109	$5,693	$4,624
Applicable income taxes	2,068	2,388	2,559	1,371	1,019
Net Income	$7,140	$7,158	$6,550	$4,322	$3,605

Performance Ratios:
Return on average assets	1.19%	1.23%	1.15%	0.76%	0.65%
Return on average equity	10.25%	11.04%	10.71%	7.73%	6.71%
Shareholders’ equity to assets	11.67%	11.32%	10.74%	10.23%	9.63%
Dividend payout ratio	37.03%	36.02%	37.10%	54.77%	61.98%
Non-performing loans to total loans	2.28%	1.00%	0.63%	0.62%	2.05%
Non-performing assets to total assets	2.04%	1.04%	0.94%	0.86%	1.82%

Per Share Data:
Net income, basic	$2.08	$2.11	$1.97	$1.31	$1.11
Net income, diluted	2.07	2.10	1.96	1.31	1.11
Cash dividends declared	0.77	0.76	0.73	0.72	0.69
Book value	21.01	19.57	19.11	17.67	16.50
Market price	23.30	22.50	22.00	16.81	16.50
Average shares outstanding, basic	3,438,348	3,386,467	3,333,235	3,292,290	3,243,292
Average shares outstanding, diluted	3,446,818	3,397,742	3,343,212	3,299,998	3,250,868

Balance Sheet Data:
Total securities	$96,973	$104,790	$105,531	$117,654	$113,776
Total loans	469,820	444,273	418,097	410,424	408,449
Total assets	626,830	586,444	593,276	568,022	558,840
Total deposits	503,816	487,587	477,101	448,465	429,296
Shareholders’ equity	73,132	66,406	63,706	58,090	53,829

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
GENERAL
The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2014, the Company had total assets of $626.8 million, net loans of $464.7 million, total deposits of $503.8 million and shareholders’ equity of $73.1 million. The Company’s net income was $7.1 million for the year ended December 31, 2014.
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
The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated. Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or general allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2014 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS
Net Income
Net income for 2014 was $7.1 million, a decrease of $18 thousand or 0.25% over 2013’s net income of $7.2 million. Net income for 2013 increased $608 thousand or 9.28% from 2012’s net income of $6.6 million. Diluted earnings per share were $2.07, $2.10, and $1.96 for 2014, 2013, and 2012, respectively.
Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 1.19%, 1.23%, and 1.15% for 2014, 2013, and 2012, respectively.
Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 10.25%, 11.04%, and 10.71% for 2014, 2013, and 2012, respectively.
Net Interest Income
Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $22.9 million for 2014, $22.5 million for 2013, and $23.2 million for 2012, which represents an increase of $487 thousand or 2.17% and a decrease of $731 thousand or 3.15% for 2014 and 2013, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $24.9 million for 2014, $25.0 million for 2013, and $26.6 million for 2012, which represents a decrease of $186 thousand or 0.74% and $1.6 million or 5.76% for 2014 and 2013, respectively. Total interest expense was $1.9 million for 2014, $2.6 million for 2013, and $3.4 million for 2012, which represents a decrease of $673 thousand or 26.03% and $799 thousand or 23.61% in 2014 and 2013, respectively. The decreases in total interest income and total interest expense during 2014 are driven mainly by the interest rate environment. Refer to the table titled “Volume and Rate Analysis” for further detail on these decreases.
The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2014, 2013, and 2012.
The net interest margin was 4.20% for 2014, 4.24% for 2013, and 4.47% for 2012. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2014, 2013, and 2012. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2014, 2013, and 2012.

Average Balances, Income and Expenses, Yields and Rates
(dollars in thousands)

	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$68,119	$2,047	3.01%	$72,630	$2,242	3.09%	$70,134	$2,571	3.67%
Tax-Exempt (1)	33,652	1,661	4.94%	36,692	1,881	5.13%	39,281	2,095	5.33%
Total Securities	$101,771	$3,708	3.64%	$109,322	$4,123	3.77%	$109,415	$4,666	4.26%
Loans:
Taxable	449,247	21,477	4.78%	422,692	21,352	5.05%	413,281	22,387	5.42%
Non-accrual	6,811	—	—%	2,921	—	—%	2,731	—	—%
Tax-Exempt (1)	5,789	330	5.70%	4,423	269	6.08%	4,786	306	6.39%
Total Loans	$461,847	$21,807	4.72%	$430,036	$21,621	5.03%	$420,798	$22,693	5.39%
Federal funds sold	—	—	—%	—	—	—%	92	—	—%
Interest-bearing deposits in other banks	6,075	12	0.20%	10,048	23	0.23%	9,420	23	0.24%
Total earning assets	$562,882	$25,527	4.54%	$546,485	$25,767	4.72%	$536,994	$27,382	5.10%
Allowance for loan losses	(5,839)			(6,957)			(8,393)
Total non-earning assets	43,008			40,573			39,698
Total assets	$600,051			$580,101			$568,299

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$82,821	$88	0.11%	$83,889	$103	0.12%	$80,500	$140	0.17%
Money market accounts	94,650	108	0.11%	87,809	120	0.14%	84,241	210	0.25%
Savings accounts	67,515	35	0.05%	59,114	30	0.05%	52,635	39	0.07%
Time deposits:
$100,000 and more	35,341	181	0.51%	38,232	241	0.63%	48,065	380	0.79%
Less than $100,000	61,136	512	0.84%	65,900	648	0.98%	71,810	817	1.14%
Total interest-bearing deposits	$341,463	$924	0.27%	$334,944	$1,142	0.34%	$337,251	$1,586	0.47%
Federal funds purchased and securities sold under agreements to repurchase	1,865	20	1.07%	1,064	31	2.91%	10,174	360	3.54%
Federal Home Loan Bank advances	28,818	650	2.26%	32,223	1,094	3.40%	32,960	1,120	3.40%
Trust preferred capital notes	7,217	318	4.41%	7,217	318	4.41%	7,217	318	4.41%
Total interest-bearing liabilities	$379,363	$1,912	0.50%	$375,448	$2,585	0.69%	$387,602	$3,384	0.87%
Noninterest-bearing liabilities:
Demand deposits	149,026			136,242			115,667
Other Liabilities	1,981			3,581			3,864
Total liabilities	$530,370			$515,271			$507,133
Shareholders’ equity	69,681			64,830			61,166
Total liabilities and shareholders’ equity	$600,051			$580,101			$568,299
Net interest income		$23,615			$23,182			$23,998
Net interest spread			4.04%			4.03%			4.23%
Interest expense as a percent of average earning assets			0.34%			0.47%			0.63%
Net interest margin			4.20%			4.24%			4.47%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 34%.

Tax-Equivalent Net Interest Income
(dollars in thousands)

	December 31,
	2014	2013	2012
GAAP Financial Measurements:
Interest Income - Loans	$21,695	$21,530	$22,589
Interest Income - Securities and Other Interest-Earnings Assets	3,155	3,506	3,977
Interest Expense - Deposits	924	1,142	1,586
Interest Expense - Other Borrowings	988	1,443	1,798
Total Net Interest Income	$22,938	$22,451	$23,182

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$112	$92	$104
Add: Tax Benefit on Tax-Exempt Interest Income - Securities and Other Interest-Earnings Assets	565	639	712
Total Tax Benefit on Tax-Exempt Interest Income	$677	$731	$816
Tax-Equivalent Net Interest Income	$23,615	$23,182	$23,998
The tax-equivalent yield on earning assets decreased 18 basis points from 2013 to 2014 and 38 basis points from 2012 to 2013. The tax-equivalent yield on securities decreased 13 basis points from 2013 to 2014 and 49 basis points from 2012 to 2013. The tax-equivalent yield on loans decreased 31 basis points from 2013 to 2014 and 36 basis points from 2012 to 2013. The decrease in the yield on earning assets, securities, and the loan portfolio was primarily a result of the low interest rate environment that extended through 2014.
The average rate on interest-bearing liabilities decreased 19 basis points from 2013 to 2014 and 18 basis points from 2012 to 2013. These changes were caused primarily by management of the deposit pricing and product mix, prepayment of one FHLB advance during 2013, and the continued low rate environment. An intentional shift in the product mix during 2014 was planned and achieved to move from time deposits to non-maturity deposits. The average rate on total interest-bearing deposits decreased 7 basis points from 2013 to 2014 and 13 basis points from 2012 to 2013. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $14.2 million or 6.14% from $230.8 million during 2013 to $245.0 million in 2014 and $13.4 million or 6.18% from $217.4 million at December 31, 2012 during 2013. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company from time to time will utilize overnight borrowings in the form of federal funds purchased and retail repurchase agreements. The Company also borrows funds for a longer term through wholesale repurchase agreements, which require marketable securities as collateral. The average rate on these borrowings decreased 184 basis points from 2013 to 2014 and 63 basis points from 2012 to 2013. The rate on wholesale repurchase agreements, which matured in January 2013, was fixed at 3.54%, while the cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which remained at 0.25% during 2014. The Company has not borrowed funds through retail repurchase agreements since June 2011. Finally, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances decreased 114 basis points from 2013 to 2014 and remained stable from 2012 to 2013. The average balance on FHLB advances decreased $3.4 million during 2014 and decreased $737 thousand during 2013.
As of July 1, 2014, the Company began deferring loan origination fees and related direct loan origination costs in accordance with ASC 310-20. This has a direct impact on the net interest margin and more specifically, the loan yield.
The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans. Tax-equivalent net interest income increased $433 thousand during 2014. The increase in tax-equivalent net interest income during 2014 is comprised of an increase due to volume of $774 thousand and a decrease due to rate of $341 thousand. The change in tax-equivalent net interest income during 2014 was primarily affected by low rates on deposits, Federal Home Loan Bank advances, and taxable loans.

Volume and Rate Analysis (Tax-Equivalent Basis)
(dollars in thousands)

	2014 vs 2013 Increase (Decrease) Due to Changes in:			2013 vs 2012 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(138)	$(57)	$(195)	$96	$(425)	$(329)
Tax-exempt	(152)	(68)	(220)	(136)	(78)	(214)
Loans:
Taxable	839	(714)	125	518	(1,553)	(1,035)
Tax-exempt	76	(15)	61	(23)	(14)	(37)
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in other banks	(8)	(3)	(11)	—	—	—
Total earning assets	$617	$(857)	$(240)	$455	$(2,070)	$(1,615)

Interest-Bearing Liabilities:
NOW accounts	$(2)	$(13)	$(15)	$6	$(43)	$(37)
Money market accounts	7	(19)	(12)	10	(100)	(90)
Savings accounts	5	—	5	7	(16)	(9)
Time deposits:
$100,000 and more	(17)	(43)	(60)	(70)	(69)	(139)
Less than $100,000	(46)	(90)	(136)	(62)	(107)	(169)
Total interest-bearing deposits	$(53)	$(165)	$(218)	$(109)	$(335)	$(444)
Federal funds purchased and securities sold under agreements to repurchase	$2	$(13)	$(11)	$(335)	$6	$(329)
Federal Home Loan Bank advances	(106)	(338)	(444)	(26)	—	(26)
Trust preferred capital notes	—	—	—	—	—	—
Total interest-bearing liabilities	$(157)	$(516)	$(673)	$(470)	$(329)	$(799)
Change in net interest income	$774	$(341)	$433	$925	$(1,741)	$(816)
Provision for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $350 thousand for 2014, zero for 2013, and $1.7 million for 2012. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The lower provision for loan losses in 2014 and 2013, compared to 2012, reflects lower specific reserves on remaining impaired loans as well as a lower net charge off amounts. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.
Noninterest Income
Total noninterest income was $6.6 million, $7.5 million, and $6.1 million during 2014, 2013, and 2012, respectively. This represents a decrease of $856 thousand or 11.47% for 2014 and and an increase of$1.4 million or 21.79% for 2013. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2014, 2013, and 2012, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings.

	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Income from fiduciary activities	$1,162	$1,186	$(24)	(2.02)%	$1,186	$963	$223	23.16%
Service charges on deposit accounts	1,323	1,453	(130)	(8.95)%	1,453	1,509	(56)	(3.71)%
Other service charges and fees	2,995	3,864	(869)	(22.49)%	3,864	3,404	460	13.51%
Gain (loss) on the sale of bank premises and equipment	(14)	(1)	(13)	NM	(1)	—	(1)	NM
Gain on sale of securities	990	465	525	NM	465	45	420	NM
Other operating income	150	495	(345)	(69.70)%	495	206	289	140.29%
Total noninterest income	6,606	7,462	(856)	(11.47)%	7,462	6,127	1,335	21.79%
NM - Not Meaningful

Variances that the Company believes require explanation are discussed below.
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
The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Other service charges and fees decreased by $869 thousand or 22.49% for 2014. Other service charges and fees increased by $460 thousand or 13.51% for 2013. In April of 2013, the Company received a signing bonus of $121 thousand from its current debit card vendor for extending its contract and remaining exclusive to this provider. In addition, in 2013, the Company recorded the sale of the Bank’s merchant processing business. The sale of the merchant portfolio resulted in a net gain of $399 thousand. Total proceeds from the transaction of $450 thousand are reflected in other service charges and fees while broker, legal and other related expenses are reflected in non-interest expense. These two transactions were a large contributor to the overall increase during 2013 and the overall decrease during 2014. During 2014, these decreases in other service charges and fees were augmented by a decrease of $155 thousand or 54.20% in fees generated from the origination of mortgage loans for the secondary market. This decrease is due to decreased volume in this product for 2014.
In 2014, the Company sold $8.5 million in available for sale securities for a net gain of $990 thousand. In 2013, the Company sold $4.0 million in available for sale securities for a net gain of $465 thousand. In 2012, the Company sold $3.4 million in available for sale securities for a net gain of $45 thousand. No impairment charges were recorded during 2014, 2013, or 2012.
Other operating income decreased $345 thousand or 69.70% during 2014. Other operating income increased $289 thousand or 140.29% during 2013. During 2013, the Company recorded $254 thousand of income related to the proceeds received from a bank owned life insurance policy, which was the majority of the 2014 decrease and 2013 increase to other operating income.
Several one time events, as noted above, including security gains from sales, the sale of the merchant card portfolio, the receipt of life insurance benefits and the adjustment made to the the trust fees receivable account, have helped to mitigate declining interest income during 2014 and 2013.
Noninterest Expenses
Total noninterest expenses were $20.0 million, $20.4 million, and $18.5 million during 2014, 2013, and 2012, respectively. This represents a decrease of $381 thousand or 1.87% during 2014 and an increase of $1.9 million or 9.85% during 2013. The efficiency ratio of the Company was 67.59%, 65.36%, and 61.06% for 2014, 2013, and 2012, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding certain non-recurring gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above. The following paragraphs provide information about expenses which are included within the respective Consolidated Statements of Income headings.

	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change	2013	2012	$ Change	% Change
Salaries and employee benefits	$11,427	$11,451	$(24)	(0.21)%	$11,451	$10,634	$817	7.68%
Occupancy expenses	1,280	1,291	(11)	(0.85)%	1,291	1,147	144	12.55%
Equipment expenses	720	666	54	8.11%	666	665	1	0.15%
Advertising and marketing expenses	571	548	23	4.20%	548	470	78	16.60%
Stationery and supplies	307	274	33	12.04%	274	289	(15)	(5.19)%
ATM network fees	712	616	96	15.58%	616	528	88	16.67%
Other real estate owned expense	27	40	(13)	(32.50)%	40	362	(322)	(88.95)%
(Gain) loss on the sale of other real estate owned	(82)	140	(222)	NM	140	(13)	153	NM
FDIC assessment	357	375	(18)	(4.80)%	375	292	83	28.42%
Computer software expense	872	664	208	31.33%	664	463	201	43.41%
Bank franchise tax	466	407	59	14.50%	407	383	24	6.27%
Professional fees	988	1,013	(25)	(2.47)%	1,013	1,072	(59)	(5.50)%
Other bank services charges	73	695	(622)	(89.50)%	695	79	616	779.75%
Other operating expenses	2,268	2,187	81	3.70%	2,187	2,169	18	0.83%
Total noninterest expenses	$19,986	$20,367	$(381)	(1.87)%	$20,367	$18,540	$1,827	9.85%
NM - Not Meaningful
Variances that the Company believes require explanation are discussed below.
Salaries and employee benefits increased $817 thousand or 7.68% during 2013. This increase can be attributed to several factors including annual salary increases and salary expenses related to the Purcellville branch which opened in 2013. Also, in 2013, the Company began an accrual for hourly employees due to being paid one week in arrears, which amounted to a $70 thousand expense.
Occupancy expenses increased $144 thousand or 12.55% during 2013. Occupancy expenses for the Purcellville branch, which opened in May 2013, were approximately $150 thousand.
Advertising and marketing expenses increased $78 thousand or 16.60% during 2013. This category contains numerous expense types such as advertising, public relations, business development, and charitable contributions. The annual budgeted amount of advertising and marketing expenses is directly related to the Company’s growth in assets. The total amount of advertising and marketing expenses varies based on planned events and advertising campaigns. Expenses are allocated in a manner which focuses on effectively reaching existing and potential customers within the market and contributing to the community. Advertising expenses were higher during 2013 due to the opening of the new Purcellville branch and continue to remain at a higher amount during 2014 due to advertising related to additional branches opening in 2015.
ATM network fees increased $96 thousand or 15.58% during 2014 and increased $88 thousand or 16.67% during 2013. ATM network fees fluctuate based on the usage of ATM and debit cards. This expense has increased similarly to increases in deposit accounts.
Other real estate owned expenses decreased $322 thousand or 88.95% during 2013. This fluctuation is due mainly to a valuation allowance of $283 thousand that was established during 2012. No valuation allowances were established during 2014 and 2013.
FDIC assessments increased $83 thousand or 28.42% during 2013. On December 30 2009, the Company prepaid their estimated quarterly FDIC assessments of $2.3 million for 2010, 2011, and 2012. The remaining prepaid FDIC balance of $435 thousand was refunded to the Company on June 28, 2013. During the second quarter of 2012, the Company determined that it had expensed too much of its remaining prepaid FDIC insurance balance during the period of October 1, 2011 through March 31, 2012 and as a result made a $174 thousand adjustment to increase the prepaid balance and decrease the corresponding expense.
Computer software expense increased $208 thousand or 31.33% during 2014 and increased $201 thousand or 43.41% during 2013. As the Company grows, the number of branches increase, and regulations increase, the Company has had to invest in additional software products causing expenses to increase.

Bank franchise tax increased $59 thousand or 14.50% during 2014. The bank franchise tax calculation is driven largely by the amount of the Bank's capital at January 1st of each year. As this amount has increased from year to year, the amount of tax has also increased.
Other bank service charges decreased $622 thousand or 89.50% during 2014. Other bank service charges increased $616 thousand or 779.75% during 2013. Noninterest expense was negatively impacted in 2013 by the Company’s election to prepay a $10.0 million outstanding advance with the Federal Home Loan Bank of Atlanta. A $612 thousand prepayment fee was incurred by the Company in December 2013 in conjunction with the repayment of the advance.
Income Taxes
Income tax expense was $2.1 million, $2.4 million, and $2.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. The change in income tax expense can be attributed to changes in taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 22.46%, 25.02%, and 28.09% for 2014, 2013, and 2012, respectively. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2014, 2013, and 2012.
FINANCIAL CONDITION
Assets, Liabilities and Shareholders’ Equity
The Company’s total assets were $626.8 million at December 31, 2014, an increase of $40.4 million or 6.89% from $586.4 million at December 31, 2013. Securities decreased $8.4 million or 8.22% from 2013 to 2014. Loans, net of allowance for loan losses, increased by $26.0 million or 5.92% from 2013 to 2014. Total liabilities were $553.7 million at December 31, 2014, compared to $520.0 million at December 31, 2013. Total shareholders’ equity at year end 2014 and 2013 was $73.1 million and $66.4 million, respectively.
Securities
Total securities at December 31, 2014 were $94.2 million as compared to $102.6 million as of December 31, 2013, which represents a decrease of $8.4 million or 8.22% during 2014. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2014, 2013, and 2012. The Company purchased $8.7 million in securities during 2014. This amount includes $3.0 million or 34.76% in obligations of U.S. government corporations and agencies, $3.1 million or 35.86% in mortgage-backed securities, $1.8 million or 20.63% in obligations of states and political subdivisions, and $761 thousand or 8.76% in corporate securities. The Company had $10.8 million in maturities and principal repayments on securities during 2014. This amount includes $1.0 million or 9.23% in obligations of U.S. government corporations and agencies, $2.7 million or 25.12% in mortgage-backed securities, $5.1 million or 47.20% in obligations of states and political subdivisions, and $2.0 million or 18.45% in corporate securities. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2014. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2014 and 2013.

Securities Portfolio
(dollars in thousands)

	December 31,
	2014	2013	2012
Securities available for sale:
Obligations of U.S. government corporations and agencies	$37,211	$34,744	$23,692
Mortgage-backed securities	15,779	15,197	22,207
Obligations of states and political subdivisions	40,410	43,116	43,501
Corporate securities	765	8,423	11,156
Equity securities	—	1,118	2,198
	$94,165	$102,598	$102,754
The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $2.2 million and $831 thousand at December 31, 2014 and 2013, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2014. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.
Maturity Distribution and Yields of Securities
(dollars in thousands)

	December 31, 2014
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$2,026	2.06%	$15,222	1.68%	$18,005	2.31%	$1,958	3.36%	$37,211	2.10%
Mortgage-backed securities	—	—%	141	4.37%	3,483	2.02%	12,155	3.01%	15,779	2.80%
Corporate securities	—	—%	—	—%	—	—%	765	1.62%	765	1.62%
Obligations of states and political subdivisions, taxable	—	—%	2,858	2.68%	3,498	4.48%	1,533	5.13%	7,889	3.94%
Equity securities	—	—%	—	—%	—	—%	—	—%	—	—%
Total taxable	$2,026	2.06%	$18,221	1.86%	$24,986	2.56%	$16,411	3.18%	$61,644	2.50%
Obligations of states and political subdivisions, tax-exempt (1)	1,686	3.83%	9,825	2.99%	18,408	3.23%	2,602	4.64%	32,521	3.30%
Total	$3,712	2.87%	$28,046	2.25%	$43,394	2.84%	$19,013	3.38%	$94,165	2.77%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.
Loan Portfolio
The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $469.8 million and $444.3 million at December 31, 2014 and 2013, respectively. This represents an increase of $25.5 million or 5.75% for 2014. The ratio of loans to deposits increased during the year from 91.12% to 92.24% at December 31, 2013 and December 31, 2014, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio
(dollars in thousands)

	December 31,
	2014	2013	2012	2011	2010
Loans secured by real estate:
Construction and land development	$25,887	$27,047	$30,846	$31,579	$31,560
Secured by farmland	10,602	9,886	7,030	3,390	4,332
Secured by 1-4 family residential properties	224,694	218,633	214,619	212,638	207,671
Multifamily	3,016	2,850	2,808	4,517	4,908
Commercial	161,299	148,166	124,382	118,043	116,381
Loans to farmers	957	1,321	1,525	1,910	1,293
Commercial and industrial loans	28,132	20,865	21,640	22,866	24,449
Consumer installment loans	13,874	13,785	13,307	13,185	14,518
All other loans	1,359	1,720	1,940	2,296	3,337
Total loans	$469,820	$444,273	$418,097	$410,424	$408,449

Loans secured by real estate were $425.5 million or 90.57% and $406.6 million or 91.52% of total loans at December 31, 2014 and 2013, respectively. This represents an increase of $18.9 million or 4.65% for 2014. Consumer installment loans were $13.9 million or 2.95% and $13.8 million or 3.10% of total loans at December 31, 2014 and 2013, respectively. This represents an increase of $89 thousand or 0.65% for 2014. Commercial and industrial loans were $28.1 million or 5.99% and $20.9 million or 4.70% of total loans at December 31, 2014 and 2013. This represents an increase of $7.2 million or 34.83% for 2014.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $349.8 million or 74.45% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.
Maturity Schedule of Selected Loans
(dollars in thousands)

	December 31, 2014
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$16,455	$6,754	$2,678	$25,887
Secured by farmland	2,021	5,526	3,055	10,602
Secured by 1-4 family residential properties	32,719	126,509	65,466	224,694
Multifamily	615	1,825	576	3,016
Commercial	23,361	95,601	42,337	161,299
Loans to farmers	207	750	—	957
Commercial and industrial loans	14,021	8,572	5,539	28,132
Consumer installment loans	1,095	12,507	272	13,874
All other loans	—	1,264	95	1,359
	$90,494	$259,308	$120,018	$469,820
For maturities over one year:
Floating rate loans		$12,370	$23,183	$35,553
Fixed rate loans		246,938	96,835	343,773
		$259,308	$120,018	$379,326

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $12.8 million in total non-performing assets, which consist of nonaccrual loans, foreclosed property, and repossessed assets at December 31, 2014. This is an increase of $6.7 million when compared to the December 31, 2013 balance of $6.1 million. This increase resulted mostly from the increase in nonaccrual loans as discussed below.
Nonaccrual loans were $10.7 million at December 31, 2014 and $4.4 million at 2013. The gross amount of interest income that would have been recognized on nonaccrual loans was $108 thousand for 2014 and $129 thousand for 2013. None of this interest income was included in net income for 2014 or 2013. A total of 31 loans were placed in nonaccrual during 2014. The majority of these loans (20) had balances of less than $250 thousand. Eleven loans with balances exceeding $250 thousand were added to nonaccrual during 2014 totaling $5.2 million. In addition, six loans totaling $408 thousand were removed from nonaccrual status during 2014. Of the $6.3 increase in nonaccrual loans between December 31, 2013 and December 31, 2014, the majority of the increase was due to four relationships totaling $4.3 million. These relationships were identified as impaired in prior periods and were subsequently placed on nonaccrual during 2014 due to further deterioration. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2014 totaled $10.7 million and had $431 thousand in specific allocations.
Foreclosed property increased to $2.1 million at December 31, 2014, compared to $1.6 million at December 31, 2013. Five foreclosed properties were sold during 2014, while nine foreclosed properties were acquired. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net gain of $82 thousand was recognized on the sale of other real estate owned during 2014. A net loss of $140 thousand was recognized on the sale of other real estate owned during 2013.

Total loans past due 90 days or more and still accruing interest were $6 thousand or 0.00%, $11 thousand or 0.00%, and $208 thousand or 0.05% of total loans at December 31, 2014, 2013, and 2012, respectively. The loans past due 90 days or more and still accruing interest are well secured and in the process of collection; therefore, they are not classified as nonaccrual.
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
For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (“OREO”) and carried at the fair market value of the property based on current appraisals and other current market trends, less selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair market value, additional write downs of the property value are charged directly to operations.
In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2014, 2013, 2012, 2011, and 2010, the Company had $7.8 million, $6.4 million, $8.2 million, $10.7 million, and $8.5 million in restructured loans, respectively.
Nonperforming Assets
(dollars in thousands)

	December 31,
	2014	2013	2012	2011	2010

Nonaccrual loans	$10,706	$4,412	$2,414	$2,449	$8,377
Other real estate owned and repossessed assets	2,109	1,646	2,934	2,423	1,805
Total nonperforming assets	$12,815	$6,058	$5,348	$4,872	$10,182
Loans past due 90 days and accruing interest	$6	$11	$208	$94	$10

Allowance for loan losses to nonperforming assets	40%	91%	123%	179%	70%

Non-performing assets to period end loans and other real estate owned	2.72%	1.36%	1.27%	1.18%	2.48%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2014, other potential problem loans totaled $5.9 million. Of the total other potential problem loans, $5.9 million or 100.00% are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.

Allowance for Loan Losses
The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.
Charged-off loans were $1.5 million, $1.3 million, and $4.2 million for 2014, 2013, and 2012, respectively. Recoveries were $725 thousand, $233 thousand, and $337 thousand for 2014, 2013, and 2012, respectively. Net charge-offs were $758 thousand, $1.1 million, and $3.8 million for 2014, 2013, and 2012, respectively. This represents a decrease in net charge-offs of $331 thousand or 30.39% for 2014 and a decrease of $2.7 million or 71.54% for 2013. The allowance for loan losses as a percentage of loans was 1.08%, 1.24%, and 1.57% at the end of 2014, 2013, and 2012, respectively. The decreases in allowance for loan losses as a percentage of total loans from December 31, 2013 to December 31, 2014 is primarily due to obtaining updated appraisals for collateral-dependent impaired loans, which resulted in an overall decrease in specific reserves in the allowance for loan losses during 2014. The allowance for loan losses at year-end covered net charge-offs during the year by 6.70 times for 2014, 5.04 times for 2013, and 1.72 times for 2012. The ratio of net charge-offs to average loans was 0.16% for 2014, 0.25% for 2013, and 0.91% for 2012.
The provision for loan losses for the year ended December 31, 2014 was $350 thousand, compared to zero and $1.7 million for the years ended December 31, 2013 and 2012, respectively. The higher provision for loan losses compared to last year reflects a higher balance in impaired loans as well as non-performing assets. Additional provisioning is also necessary as the loan portfolio grows.
The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2014, 2013, 2012, 2011, and 2010. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2014	2013	2012	2011	2010

Balance, beginning of period	$5,488	$6,577	$8,743	$7,111	$5,970

Loans charged-off:
Commercial, financial and agricultural	—	403	207	596	1,077
Real estate-construction and land development	482	20	1,313	710	2,917
Real estate-mortgage	891	796	2,499	1,204	1,239
Consumer	110	103	144	456	242
Total loans charged off	$1,483	$1,322	$4,163	$2,966	$5,475

Recoveries:
Commercial, financial and agricultural	$164	$47	$36	$137	$72
Real estate-construction and land development	26	5	4	5	—
Real estate-mortgage	444	116	213	299	102
Consumer	91	65	84	407	117
Total recoveries	$725	$233	$337	$848	$291
Net charge-offs	758	1,089	3,826	2,118	5,184
Provision for loan losses	350	—	1,660	3,750	6,325
Balance, end of period	$5,080	$5,488	$6,577	$8,743	$7,111

Ratio of allowance for loan losses to loans outstanding at period end	1.08%	1.24%	1.57%	2.13%	1.74%

Ratio of net charge offs to average loans outstanding during the period	0.16%	0.25%	0.91%	0.52%	1.27%

Allocation of Allowance for Loan Losses
(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer and Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2014	$464	6.0%	$951	7.8%	$3,324	82.8%	$145	3.4%
December 31, 2013	555	4.7%	1,032	8.3%	3,562	83.2%	184	3.8%
December 31, 2012	880	5.2%	1,280	9.0%	4,002	81.8%	229	4.0%
December 31, 2010	1,077	5.6%	2,618	8.5%	4,601	81.7%	254	4.2%
December 31, 2009	819	6.0%	1,386	8.8%	4,688	80.5%	218	4.7%

Deposits
Total deposits were $503.8 million and $487.6 million at December 31, 2014 and 2013, respectively, which represents an increase of $16.2 million or 3.33% during 2014. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2014, 2013 and 2012.
Average Deposits and Rates Paid
(dollars in thousands)

	December 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing	$149,026		$136,242		$115,667
Interest-bearing:
NOW accounts	82,821	0.11%	83,889	0.12%	80,500	0.17%
Money market accounts	94,650	0.11%	87,809	0.14%	84,241	0.25%
Regular savings accounts	67,515	0.05%	59,114	0.05%	52,635	0.07%
Time deposits:
$100,000 and more	35,341	0.51%	38,232	0.63%	48,065	0.79%
Less than $100,000	61,136	0.84%	65,900	0.98%	71,810	1.14%
Total interest-bearing	$341,463	0.27%	$334,944	0.34%	$337,251	0.47%
Total deposits	$490,489		$471,186		$452,918
Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $11.7 million or 7.89% from $147.7 million at December 31, 2013 to $159.4 million at December 31, 2014. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $4.6 million or 1.35% from $339.9 million at December 31, 2013 to $344.5 million at December 31, 2014. Total NOW account balances decreased $4.1 million or 4.70% from $85.5 million at December 31, 2013 to $81.4 million at December 31, 2014. Total money market account balances increased $6.2 million or 6.72% from $92.1 million at December 31, 2013 to $98.3 million at December 31, 2014. Total regular savings account balances increased $6.4 million or 10.11% from $63.2 million at December 31, 2013 to $69.6 million at December 31, 2014. Time deposits decreased $3.9 million or 4.02% from $99.1 million at December 31, 2013 to $95.2 million at December 31, 2014. Pricing decisions made by management and influenced by the low interest rate environment resulted in the decline in certificate of deposits. Brokered certificates of deposits increased $897 thousand or 7.45% from $12.0 million at December 31, 2013 to $12.9 million at December 31, 2014. This included $11.0 million of traditional brokered certificates of deposit and $1.9 million of certificates obtained through the CDARS network. These certificates were obtained through the CDARS network. The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $100,000, excluding brokered certificates of deposit. Core deposits totaled $490.9 million or 97.43% and $475.5 million or 97.53% of total deposits at December 31, 2014 and 2013, respectively.
The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2014. The Company’s policy is to issue these certificates for terms of twelve months or less, however, exceptions have been made as indicated by the $5.8 million which matures over one year. The total amount maturing within one year is $29.6 million or 83.61% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater
(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits

December 31, 2014	$9,573	$3,913	$16,161	$5,810	$35,457	7.04%

CAPITAL RESOURCES
The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2014 was $73.1 million, reflecting a percentage of total assets of 11.67% as compared to $66.4 million and 11.32% at December 31, 2013. The common stock’s book value per share increased $1.44 or 7.36% to $21.01 per share at December 31, 2014 from $19.57 per share at December 31, 2013. During 2014, the Company paid $0.77 per share in dividends as compared to $0.76 per share for 2013 and $0.73 per share for 2012. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock.
Analysis of Capital
(dollars in thousands)

	December 31, 2014	December 31, 2013
Tier 1 Capital:
Common stock	$8,621	$8,482
Capital surplus	12,618	11,537
Retained earnings	50,578	46,082
Trust preferred capital notes	7,000	7,000
Total Tier 1 capital	$78,817	$73,101
Tier 2 Capital:
Allowance for loan losses	$5,106	$5,325
Total Tier 2 capital	$5,106	$5,325
Total risk-based capital	$83,923	$78,426

Risk weighted assets	$440,277	$425,778

Risk Based Capital Ratios:
Tier 1 risk-based capital ratio	17.90%	17.17%
Total risk-based capital ratio	19.06%	18.42%
Tier 1 leverage ratio	12.86%	12.48%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Financial institutions must maintain a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a minimum Tier 1 leverage ratio of 4%. The Company’s policy requires a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and a minimum Tier 1 leverage ratio of 5%. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock or trust preferred securities, to ensure that these ratios remain above regulatory minimums. The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2014 and 2013.
Note 16 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.
LIQUIDITY
Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2014 liquid assets totaled $219.2 million as compared to $202.4 million at December 31, 2013. These amounts represent 39.59% and 38.92% of total liabilities at December 31, 2014 and 2013, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.
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
The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2014.
Contractual Obligations and Scheduled Payments
(dollars in thousands)

	December 31, 2014
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$20,000	$20,000	$—	$—	$40,000
Trust preferred capital notes	—	—	—	7,217	7,217
Securities sold under agreements to repurchase	—	—	—	—	—
Operating leases	185	504	504	3,052	4,245
	$20,185	$20,504	$504	$10,269	$51,462
The $40.0 million in outstanding FHLB advances is comprised of three (3) advances. Note 8 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on these advances. The trust preferred capital notes are discussed in Note 20 to the Consolidated Financial Statements. The payments due on operating leases are discussed in Note 6 to the Consolidated Financial Statements.

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
Year 1 Net Interest Income Simulation
(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-100 BP	$(667)	(3.02)%
+100 BP	(275)	(1.24)%
+200 BP	(520)	(2.35)%
+300 BP	(736)	(3.33)%
+400 BP	(1,043)	(4.72)%
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
Static EVE Change
(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	$(16,042)	(14.95)%
+100 BP Shock	4,776	4.45%
+200 BP Shock	7,386	6.88%
+300 BP Shock	8,734	8.14%
+400 BP Shock	9,431	8.79%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Eagle Financial Services, Inc.
Berryville, Virginia
We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. The management of Eagle Financial Services, Inc. and its subsidiaries (the Company) is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

 /s/ SMITH ELLIOTT KEARNS & COMPANY, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC
Chambersburg, Pennsylvania
March 30, 2015

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013
(dollars in thousands, except share amounts)

	2014	2013
Assets
Cash and due from banks	$9,075	$9,295
Interest-bearing deposits with other institutions	25,489	4,948
Total cash and cash equivalents	34,564	14,243
Securities available for sale, at fair value	94,165	102,598
Restricted investments	2,808	2,192
Loans	469,820	444,273
Allowance for loan losses	(5,080)	(5,488)
Net Loans	464,740	438,785
Bank premises and equipment, net	19,015	17,214
Other real estate owned, net of allowance	2,102	1,646
Other assets	9,436	9,766
Total assets	$626,830	$586,444
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$159,352	$147,698
Savings and interest bearing demand deposits	249,305	240,749
Time deposits	95,159	99,140
Total deposits	$503,816	$487,587
Federal Home Loan Bank advances	40,000	22,250
Trust preferred capital notes	7,217	7,217
Other liabilities	2,665	2,984
Total liabilities	$553,698	$520,038

Commitments and contingencies	—	—

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2014, 3,463,665 including 15,151 unvested restricted stock; issued and outstanding 2013, 3,409,830 including 17,050 unvested restricted stock	8,621	8,482
Surplus	12,618	11,537
Retained earnings	50,578	46,082
Accumulated other comprehensive income	1,315	305
Total shareholders’ equity	$73,132	$66,406
Total liabilities and shareholders’ equity	$626,830	$586,444
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2014, 2013, and 2012
(dollars in thousands, except per share amounts)

	2014	2013	2012
Interest and Dividend Income
Interest and fees on loans	$21,695	$21,530	$22,589
Interest and dividends on securities available for sale:
Taxable interest income	1,825	2,055	2,187
Interest income exempt from federal income taxes	1,096	1,241	1,383
Dividends	222	187	384
Interest on deposits in banks	12	23	23
Total interest and dividend income	$24,850	$25,036	$26,566
Interest Expense
Interest on deposits	924	1,142	1,586
Interest on federal funds purchased and securities sold under agreements to repurchase	20	31	360
Interest on Federal Home Loan Bank advances	650	1,094	1,120
Interest on trust preferred capital notes	132	135	148
Interest on interest rate swap	186	183	170
Total interest expense	$1,912	$2,585	$3,384
Net interest income	$22,938	$22,451	$23,182
Provision For Loan Losses	350	—	1,660
Net interest income after provision for loan losses	$22,588	$22,451	$21,522
Noninterest Income
Income from fiduciary activities	$1,162	$1,186	$963
Service charges on deposit accounts	1,323	1,453	1,509
Other service charges and fees	2,995	3,864	3,404
(Loss) gain on sale of bank premises and equipment	(14)	(1)	—
Gain on sale of securities	990	465	45
Other operating income	150	495	206
Total noninterest income	$6,606	$7,462	$6,127
Noninterest Expenses
Salaries and employee benefits	$11,427	$11,451	$10,634
Occupancy expenses	1,280	1,291	1,147
Equipment expenses	720	666	665
Advertising and marketing expenses	571	548	470
Stationery and supplies	307	274	289
ATM network fees	712	616	528
Other real estate owned expense	27	40	362
Loss (gain) on the sale of other real estate owned	(82)	140	(13)
FDIC assessment	357	375	292
Computer software expense	872	664	463
Bank franchise tax	466	407	383
Professional fees	988	1,013	1,072
Other bank service charges	73	695	79
Other operating expenses	2,268	2,187	2,169
Total noninterest expenses	$19,986	$20,367	$18,540
Income before income taxes	$9,208	$9,546	$9,109
Income Tax Expense	2,068	2,388	2,559
Net income	$7,140	$7,158	$6,550
Earnings Per Share
Net income per common share, basic	$2.08	$2.11	$1.97
Net income per common share, diluted	$2.07	$2.10	$1.96
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013, and 2012
(dollars in thousands)

	2014	2013	2012
Net income	$7,140	$7,158	$6,550
Other comprehensive income (loss):
Changes in benefit obligations and plan assets for defined benefit and post retirement benefit plans, net of deferred income taxes (benefit) of ($3), $0, and ($4) for the years ended December 31, 2014, 2013, and 2012, respectively	(5)	—	(7)
Unrealized gain (loss) on available for sale securities, net of deferred income taxes (benefit) of $473, ($1,687), and $289 for the years ended December 31, 2014, 2013, and 2012, respectively	919	(3,275)	560
Change in fair value of interest rate swap, net of deferred income taxes (benefit) of $49, $69, and ($19) for the years ended December 31, 2014, 2013 and 2012, respectively	96	132	(36)
Total other comprehensive income (loss)	1,010	(3,143)	517
Total comprehensive income	$8,150	$4,015	$7,067
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2014, 2013, and 2012
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$8,217	$9,568	$37,374	$2,931	$58,090
Net income			$6,550		6,550
Other comprehensive income				$517	517
Restricted stock awards, stock incentive plan (10,963)	28	(28)			—
Income tax expense on vesting of restricted stock		4			4
Stock based compensation expense		242			242
Issuance of common stock, dividend investment plan (31,887 shares)	80	546			626
Issuance of common stock, employee benefit plan (6,180 shares)	15	92			107
Dividends declared ($0.73 per share)			(2,430)		(2,430)
Balance, December 31, 2012	8,340	$10,424	$41,494	$3,448	$63,706
Net income			7,158		7,158
Other comprehensive (loss)				(3,143)	(3,143)
Restricted stock awards, stock incentive plan (13,699 shares)	34	(34)			—
Income tax benefit on vesting of restricted stock		35			35
Income tax benefit on disqualifying disposition of stock options exercised		5			5
Stock options exercised (3,872 shares)	10	59			69
Stock-based compensation expense		305			305
Issuance of common stock, dividend investment plan (30,627 shares)	77	585			662
Issuance of common stock, employee benefit plan (8,560 shares)	21	158			179
Dividends declared ($0.76 per share)			(2,570)		(2,570)
Balance, December 31, 2013	8,482	$11,537	$46,082	$305	$66,406
Net income			7,140		7,140
Other comprehensive income				1,010	1,010
Restricted stock awards, stock incentive plan (14,009 shares)	35	(35)			—
Income tax benefit on vesting of restricted stock		21			21
Income tax benefit on disqualifying disposition of stock options exercised		7			7
Stock options exercised (927 shares)	2	(2)			—
Stock-based compensation expense		290			290
Issuance of common stock, dividend investment plan (31,904 shares)	80	620			700
Issuance of common stock, employee benefit plan (8,893 shares)	22	180			202
Dividends declared ($0.77 per share)			(2,644)		(2,644)
Balance, December 31, 2014	8,621	$12,618	$50,578	$1,315	$73,132
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013, and 2012
(dollars in thousands)

	2014	2013	2012
Cash Flows from Operating Activities
Net income	$7,140	$7,158	6,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	772	803	821
Amortization of intangible and other assets	152	150	136
Provision for loan losses	350	—	1,660
(Gain) loss on the sale of other real estate owned	(82)	140	(13)
Loss on the sale and disposal of assets	18	1	2
(Gain) on the sale of securities	(990)	(465)	(45)
Stock-based compensation expense	290	305	242
Premium amortization on securities, net	124	146	191
Deferred tax benefit	142	1,190	350
Changes in assets and liabilities:
(Increase) decrease in other assets	(451)	(1,392)	602
(Decrease) increase in other liabilities	(179)	183	937
Net cash provided by operating activities	$7,286	$8,219	$11,433
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$10,837	$18,389	$20,997
Proceeds from the sale of securities available for sale	8,546	3,987	3,357
Purchases of securities available for sale	(8,693)	(26,863)	(12,271)
Proceeds from the sale of restricted securities	284	585	743
Purchases of restricted securities	(900)	—	—
Purchases of bank premises and equipment	(2,966)	(1,492)	(2,201)
Proceeds from the sale of other real estate owned	745	1,167	895
Proceeds from the sale of repossessed assets	29	26	71
Net (increase) in loans	(27,085)	(27,290)	(13,213)
Net cash (used in) investing activities	$(19,203)	$(31,491)	$(1,622)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$20,210	$22,327	$48,725
Net (decrease) in certificates of deposit	(3,980)	(11,841)	(20,089)
Net increase in federal funds purchased and securities sold under agreements to repurchase	—	10,000	—
Net increase (decrease) in Federal Home Loan Bank advances	17,750	(10,000)	(10,000)
Issuance of common stock, employee benefit plan	202	179	107
Stock options exercised	—	69	—
Cash dividends paid	(1,944)	(1,909)	(1,805)
Net cash provided by (used in) financing activities	$32,238	$(11,175)	$16,938
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2014, 2013, and 2012
(dollars in thousands)

	2014	2013	2012
Increase (decrease) in cash and cash equivalents	$20,321	$(34,447)	$26,749
Cash and Cash Equivalents
Beginning	14,243	48,690	21,941
Ending	$34,564	$14,243	$48,690
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,916	$2,704	$3,436
Income taxes	$1,985	$2,097	$2,210
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$1,392	$(4,962)	$849
Change in fair value of interest rate swap	$145	$201	$(55)
Other real estate acquired in settlement of loans	$781	$25	$1,715
Issuance of common stock, dividend investment plan	$700	$662	$626
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
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to loans outstanding using a method that approximates a constant yield.

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
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less estimated cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. During 2014, there were no other real estate owned properties that were in the process of being developed by the Bank. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the net expenses from foreclosed assets.
Retirement Plans
The Company had a non-contributory defined benefit pension plan that covers eligible employees. Effective December 31, 2006, the pension plan was amended so that no further benefits would accrue under the plan and no additional employees could become participants. The plan was terminated during 2012 after receiving final IRS approval. Refer to Note 10 for a description of the termination of the Company’s pension plan. The Company also sponsors a 401(k) savings plan under which eligible employees may defer a portion of their compensation on a pretax basis. The Company also provides a match to participants in this plan, as described more fully in Note 12.

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
Reclassifications
Certain reclassifications have been made to the 2013 financial statements to conform to reporting for 2014. The results of the reclassification are not considered material and have no effect on reported amounts for prior years.

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

	2014	2013	2012
Average number of common shares outstanding	3,438,348	3,386,467	3,333,235
Effect of dilutive common stock	8,470	11,275	10,037
Average number of common shares outstanding used to calculate diluted earnings per share	3,446,818	3,397,742	3,343,272

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
The components of the change in unrealized gains (losses) on securities during 2014, 2013, and 2012 were as follows:

	2014	2013	2012
Gross unrealized gain (loss)	$2,382	$(4,497)	$894
Reclassification adjustment for realized (gain)	(990)	(465)	(45)
Net unrealized gain (loss) before taxes	1,392	(4,962)	849
Tax effect	(473)	1,687	(289)
	$919	$(3,275)	$560
The components of accumulated other comprehensive income, net of deferred taxes, were as follows:

	Unrealized Gain (Loss) on Securities	Change in Fair Value of Interest Rate Swap	Post Retirement Benefit Plan	Total
December 31, 2012	$3,822	$(418)	$44	$3,448
2013 Change	(3,275)	132	—	(3,143)
December 31, 2013	547	(286)	44	305
2014 Change	919	96	(5)	1,010
December 31, 2014	$1,466	$(190)	$39	$1,315
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
Stock Repurchase Program
On June 11, 2014, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2015. There was no repurchase activity during 2014, 2013 and 2012. The maximum number of shares that may yet be purchased under the plan as of December 31, 2014 are 134,337.
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

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect the adoption of ASU 2014-17 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

NOTE 2. Securities
Amortized costs and fair values of securities available for sale at December 31, 2014 and 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$36,911	$599	$(299)	$37,211
Mortgage-backed securities	15,245	545	(11)	15,779
Obligations of states and political subdivisions	39,025	1,432	(47)	40,410
Corporate securities	761	4	—	765
Equity securities	—	—	—	—
	$91,942	$2,580	$(357)	$94,165
	December 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$35,890	$439	$(1,585)	$34,744
Mortgage-backed securities	14,896	422	(121)	15,197
Obligations of states and political subdivisions	42,442	969	(295)	43,116
Corporate securities	7,495	928	—	8,423
Equity securities	1,044	74	—	1,118
	$101,767	$2,832	$(2,001)	$102,598

Carrying amounts of restricted securities at December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	2,324	1,708
Community Bankers’ Bank Stock	140	140
	$2,808	$2,192

The amortized cost and fair value of securities available for sale at December 31, 2014, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$3,680	$3,712
Due after one year through five years	27,507	28,046
Due after five years through ten years	42,414	43,394
Due after ten years	18,341	19,013
Equity securities	—	—
	$91,942	$94,165
During the twelve months ended December 31, 2014, the Company sold $8.5 million in available for sale securities for a net gain of $990 thousand. During the twelve months ended December 31, 2013, the Company sold $4.0 million in available for sale securities for a net gain of $465 thousand. During the twelve months ended December 31, 2012, the Company sold $3.4 million in available for sale securities for a net gain of $45 thousand.
The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2014 and 2013 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,997	$1	$21,615	$298	$23,612	$299
Mortgage-backed securities	—	—	1,444	11	1,444	11
Obligations of states and political subdivisions	2,998	12	2,414	35	5,412	47
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$4,995	$13	$25,473	$344	$30,468	$357
	December 31, 2013
	(in thousands)
Obligations of U.S. government corporations and agencies	$23,235	$1,551	$1,967	$34	$25,202	$1,585
Mortgage-backed securities	2,828	121	—	—	2,828	121
Obligations of states and political subdivisions	8,439	252	466	43	8,905	295
Corporate securities	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	$34,502	$1,924	$2,433	$77	$36,935	$2,001

Gross unrealized losses on available for sale securities included thirty-eight (38) and fifty-one (51) debt securities at December 31, 2014 and December 31, 2013, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2014 and December 31, 2013 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also contributing factors to the unrealized losses on these securities at December 31, 2014 and December 31, 2013. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $3.4 million at December 31, 2014 were pledged to secure securities sold under agreements to repurchase and for other purposes required by law.

NOTE 3. Loans
The composition of loans at December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$25,887	$27,047
Secured by farmland	10,602	9,886
Secured by 1-4 family residential properties	224,694	218,633
Multifamily	3,016	2,850
Commercial	161,299	148,166
Loans to farmers	957	1,321
Commercial and industrial loans	28,132	20,865
Consumer installment loans	13,874	13,785
All other loans	1,359	1,720
	$469,820	$444,273
Less: Allowance for loan losses	5,080	5,488
	$464,740	$438,785

NOTE 4. Allowance for Loan Losses
Changes in the allowance for loan losses for the years December 31, 2014, 2013 and 2012 were as follows:

	December 31,
	2014	2013	2012
		(in thousands)
Balance, beginning	$5,488	$6,577	$8,743
Provision charged to operating expense	350	—	1,660
Recoveries added to the allowance	725	233	337
Loan losses charged to the allowance	(1,483)	(1,322)	(4,163)
Balance, ending	$5,080	$5,488	$6,577

Nonaccrual and past due loans by class at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$28	$—	$—	$28	$28,104	$28,132	$—	$2,106
Commercial Real Estate:
Owner Occupied	2,191	—	—	2,191	97,516	99,707	—	2,591
Non-owner occupied	56	210	808	1,074	60,518	61,592	—	1,231
Construction and Farmland:
Residential	—	52	—	52	5,149	5,201	—	—
Commercial	—	—	57	57	31,231	31,288	—	787
Consumer:
Installment	50	15	6	71	13,803	13,874	6	—
Residential:
Equity Lines	132	41	185	358	30,763	31,121	—	331
Single family	1,243	440	644	2,327	191,246	193,573	—	3,660
Multifamily	—	—	—	—	3,016	3,016	—	—
All Other Loans	—	—	—	—	2,316	2,316	—	—
Total	$3,700	$758	$1,700	$6,158	$463,662	$469,820	$6	$10,706

	December 31, 2013
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$143	$—	$1,162	$1,305	$19,560	$20,865	$—	$1,288
Commercial Real Estate:
Owner Occupied	364	—	1,270	1,634	90,811	92,445	—	1,269
Non-owner occupied	99	185	—	284	55,437	55,721	—	185
Construction and Farmland:
Residential	—	—	—	—	7,860	7,860	—	—
Commercial	—	—	—	—	29,073	29,073	—	157
Consumer:
Installment	95	9	11	115	13,670	13,785	11	6
Residential:
Equity Lines	202	25	—	227	31,997	32,224	—	179
Single family	1,995	180	693	2,868	183,541	186,409	—	1,328
Multifamily	—	—	—	—	2,850	2,850	—	—
All Other Loans	—	—	—	—	3,041	3,041	—	—
Total	$2,898	$399	$3,136	$6,433	$437,840	$444,273	$11	$4,412

Allowance for loan losses by segment at December 31, 2014 and December 31, 2013 were as follows:

	As of and for the Twelve Months Ended
	December 31, 2014
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Charge-Offs	(482)	(808)	(83)	—	(86)	(24)	—	(1,483)
Recoveries	26	63	381	164	87	4	—	725
Provision	375	497	(288)	(255)	—	(20)	41	350
Ending balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Ending balance: Individually evaluated for impairment	$93	$303	$203	$44	$—	$—	$—	$643
Ending balance: collectively evaluated for impairment	$858	$1,674	$1,144	$420	$103	$42	$196	$4,437
Financing receivables:
Ending balance	$36,489	$227,710	$161,299	$28,132	$13,874	$2,316	$—	$469,820
Ending balance individually evaluated for impairment	$2,669	$6,557	$5,722	$2,107	$—	$—	$—	$17,055
Ending balance collectively evaluated for impairment	$33,820	$221,153	$155,577	$26,025	$13,874	$2,316	$—	$452,765

	As of and for the Twelve Months Ended
	December 31, 2013
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Charge-Offs	(20)	(507)	(289)	(403)	(85)	(18)	—	(1,322)
Recoveries	5	109	7	47	54	11	—	233
Provision	(233)	(197)	437	31	26	(33)	(31)	—
Ending balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Ending balance: Individually evaluated for impairment	$218	$627	$299	$334	$—	$—	$—	$1,478
Ending balance: collectively evaluated for impairment	$814	$1,598	$1,038	$221	$102	$82	$155	$4,010
Financing receivables:
Ending balance	$36,933	$221,483	$148,166	$20,865	$13,785	$3,041	$—	$444,273
Ending balance individually evaluated for impairment	$2,674	$4,922	$4,750	$1,347	$—	$6	$—	$13,699
Ending balance collectively evaluated for impairment	$34,259	$216,561	$143,416	$19,518	$13,785	$3,035	$—	$430,574

Impaired loans by class at December 31, 2014 and December 31, 2013 were as follows:

	As of and for the Year Ended
	December 31, 2014
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$2,159	$2,013	$—	$2,256	$19
Commercial Real Estate:
Owner Occupied	2,824	2,473	—	2,857	48
Non-owner occupied	2,675	2,560	—	2,796	86
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,319	2,319	—	2,362	68
Residential:
Equity lines	252	78	—	252	—
Single family	5,634	5,218	—	5,719	149
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$15,863	$14,661	$—	$16,242	$370
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$289	$94	$44	$289	$—
Commercial Real Estate:
Owner Occupied	689	689	203	704	33
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	385	350	93	393	5
Residential:
Equity lines	403	253	95	403	5
Single family	1,007	1,008	208	1,020	41
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$2,773	$2,394	$643	$2,809	$84
Total:
Commercial	$2,448	$2,107	$44	$2,545	$19
Commercial Real Estate	6,188	5,722	203	6,357	167
Construction and Farmland	2,704	2,669	93	2,755	73
Residential	7,296	6,557	303	7,394	195
Other	—	—	—	—	—
Total	$18,636	$17,055	$643	$19,051	$454

	As of and for the Year Ended
	December 31, 2013
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$289	$145	$—	$329	$8
Commercial Real Estate:
Owner Occupied	2,474	2,273	—	2,512	118
Non-owner occupied	1,470	1,398	—	1,498	91
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,391	2,401	—	2,420	97
Residential:
Equity lines	455	290	—	460	16
Single family	3,390	3,100	—	3,531	146
Multifamily	—	—	—	—	—
Other Loans	6	6	—	7	1
	$10,475	$9,613	$—	$10,757	$477
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$1,243	$1,221	$334	$1,271	$59
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,108	1,111	299	1,126	49
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	301	283	218	308	18
Residential:
Equity lines	75	74	74	217	7
Single family	1,505	1,508	553	1,530	71
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,232	$4,197	$1,478	$4,452	$204
Total:
Commercial	$1,532	$1,366	$334	$1,600	$67
Commercial Real Estate	5,052	4,782	299	5,136	258
Construction and Farmland	2,692	2,684	218	2,728	115
Residential	5,425	4,972	627	5,738	240
Other	6	6	—	7	1
Total	$14,707	$13,810	$1,478	$15,209	$681

Recorded investment is defined as the summation of the principal balance, accrued interest, and net deferred loan fees or costs. For the year ended December 31, 2012, the average recorded investment of impaired loans was $17.7 million. The interest income recognized on impaired loans was $743 thousand in 2012.

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

Pass
Pass loans exhibit acceptable history of profits, cash flow ability and liquidity. Sufficient cash flow exists to service the loan. All obligations have been paid by the borrower in an as agreed manner.

Pass Monitored
Pass monitored loans may be experiencing income and cash volatility, inconsistent operating trends, nominal liquidity and/or a leveraged balance sheet. A higher level of supervision is required for these loans as the potential for a negative event could impact the borrower’s ability to repay the loan.

Special mention
Special mention loans exhibit negative trends and potential weakness that, if left uncorrected, may negatively affect the borrower’s ability to repay its obligations. The risk of default is not imminent and the borrower still demonstrates sufficient financial strength to service debt.

Substandard	Substandard loans exhibit well defined weaknesses resulting in a higher probability of default. The borrowers exhibit adverse financial trends and a diminishing ability or willingness to service debt.

Doubtful	Doubtful loans exhibit all of the characteristics inherent in substandard loans; however given the severity of weaknesses, the collection of 100% of the principal is unlikely under current conditions.

Loss	Loss loans are considered uncollectible over a reasonable period of time and of such little value that its continuance as a bankable asset is not warranted.

Credit quality information by class at December 31, 2014 and December 31, 2013 was as follows:

	As of
	December 31, 2014
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$24,579	$1,775	$21	$701	$1,056	$—	$28,132
Commercial Real Estate:
Owner Occupied	77,979	17,401	—	3,189	1,138	—	99,707
Non-owner occupied	42,630	14,779	1,402	2,733	48	—	61,592
Construction and Farmland:
Residential	5,112	89	—	—	—	—	5,201
Commercial	23,192	5,184	2,083	750	79	—	31,288
Residential:
Equity Lines	29,440	1,429	—	185	67	—	31,121
Single family	165,932	21,011	—	6,062	568	—	193,573
Multifamily	2,144	872	—	—	—	—	3,016
All other loans	2,316	—	—	—	—	—	2,316
Total	$373,324	$62,540	$3,506	$13,620	$2,956	$—	$455,946

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,803	$71

	As of
	December 31, 2013
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$16,565	$2,820	$86	$106	$1,288	$—	$20,865
Commercial Real Estate:
Owner Occupied	73,998	12,036	3,322	1,820	1,269	—	92,445
Non-owner occupied	31,484	14,922	5,557	3,758	—	—	55,721
Construction and Farm land:
Residential	7,738	122	—	—	—	—	7,860
Commercial	24,252	1,353	1,196	2,186	86	—	29,073
Residential:
Equity Lines	30,458	708	415	480	163	—	32,224
Single family	157,273	11,505	11,046	5,775	810	—	186,409
Multifamily	1,946	904	—	—	—	—	2,850
All other loans	3,041	—	—	—	—	—	3,041
Total	$346,755	$44,370	$21,622	$14,125	$3,616	$—	$430,488

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,670	$115
No consumer loans were rated below Pass at December 31, 2014. One consumer loan was rated as special mention for $3 thousand and one consumer loan was rated as doubtful for $6 thousand at December 31, 2013.

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

There were twenty-five (25) troubled debt restructured loans totaling $7.8 million at December 31, 2014. At December 31, 2013, there were twenty (20) troubled debt restructured loans totaling $6.4 million. Eight loans, totaling $1.4 million, were in nonaccrual status at December 31, 2014. Five loans, totaling $1.7 million, were in nonaccrual status at December 31, 2013. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2014.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the years ended December 31, 2014 and 2013:

		For the Year Ended
		December 31, 2014
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	2	$941	$639
Construction and Farmland:
Commercial	1	1,520	1,050
Residential:
Equity	1	69	69
Single family	1	216	216
Total	5	$2,746	$1,974

		For the Year Ended
		December 31, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and Farmland:
Commercial	2	$1,608	$1,608
Residential:
Equity	1	184	184
Single family	2	338	338
Total	5	$2,130	$2,130

During the twelve months ended December 31, 2014, the Company restructured five loans by granting concessions to borrowers experiencing financial difficulties. Two commercial and industrial loans were modified by reducing the payment amount. One commercial construction and farmland loan was modified by forgiving a portion of the loan balance and changing the terms of the loan. One single family residential loan was modified by reducing the payment amount. One residential equity loan was modified by changing to interest-only in order to reduce the monthly payment for a period of time.

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

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Year Ended
	December 31, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	1	$79
Total	1	$79

	For the Year Ended
	December 31, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	1,614
Total	2	$1,614

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE 6. Bank Premises and Equipment, Net
The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(in thousands)
Land	$6,406	$4,865
Buildings and improvements	17,290	16,795
Furniture and equipment	7,972	7,654
	$31,668	$29,314
Less accumulated depreciation	12,653	12,100
Bank premises and equipment, net	$19,015	$17,214
Depreciation expense on buildings and improvements was $446 thousand, $434 thousand, and $432 thousand for the years ended 2014, 2013, and 2012, respectively. Depreciation expense on furniture and equipment was $326 thousand, $368 thousand, and $389 thousand for the years ended 2014, 2013, and 2012, respectively.
The Bank leases certain facilities under operating leases, which expire at various dates through 2032. These leases require payment of certain operating expenses and contain renewal options. The total minimum rental commitment at December 31, 2014 under these leases was due as follows:

December 31, 2014
(in thousands)
2015	$185
2016	252
2017	252
2018	252
2019	252
Thereafter	3,052
$4,245
The total building and equipment rental expense was $135 thousand, $138 thousand, and $144 thousand in 2014, 2013, and 2012, respectively.

NOTE 7. Deposits
The composition of deposits at December 31, 2014 and December 31, 2013 was as follows:

	December 31,
	2014	2013
	(in thousands)
Noninterest bearing demand deposits	$159,352	$147,698
Savings and interest bearing demand deposits:
NOW accounts	$81,441	$85,459
Money market accounts	98,314	92,125
Regular savings accounts	69,550	63,165
	$249,305	$240,749
Time deposits:
Balances of less than $250,000	$85,899	$91,076
Balances of $250,000 and more	9,260	8,064
	$95,159	$99,140
	$503,816	$487,587

Time deposits with balances of less than $250,000 include $12.9 million and $12.0 million in brokered certificates of deposit at December 31, 2014 and 2013, respectively. There were no time deposits with balances of $250,000 and more in brokered certificates of deposit at December 31, 2014 and 2013, respectively.

The outstanding balance of time deposits at December 31, 2014 was due as follows:

December 31, 2014
(in thousands)
2015	$66,667
2016	8,999
2017	15,029
2018	1,600
2019	2,647
Thereafter	217
$95,159
Deposit overdrafts reclassified as loans totaled $121 thousand and $169 thousand at December 31, 2014 and 2013, respectively.

NOTE 8. Borrowings
The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.
Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 16. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(dollars in thousands)
Balance at year-end	$—	$—
Average balance during the year	1,865	270
Average interest rate during the year	1.08%	0.88%
Maximum month-end balance during the year	$10,245	$5,616
Gross lines of credit at year-end	36,000	36,000
Unused lines of credit at year-end	36,000	36,000
As of December 31, 2014, the Company also had a $5.0 million gross and unused line of credit, in addition to the $36.0 million in federal funds lines of credit listed in the table above.
Securities sold under agreements to repurchase are borrowings in which the Bank obtains funds by selling securities and simultaneously agreeing to repurchase the securities for an agreed upon term at a given price which includes interest. The Company had no funds from customers through retail repurchase agreements at December 31, 2014. Generally, the term for retail repurchase agreements is the next business day. The Company had no funds from a larger financial institution through a wholesale repurchase agreement at December 31, 2014. The amount of borrowings through securities sold under agreements to repurchase is restricted by the amount of securities which are designated for these transactions.
The following table summarizes information related to securities sold under agreement to repurchase for the years ended December 31, 2014 and 2013:

	December 31,
	2014	2013
	(dollars in thousands)
Balance at year-end	$—	$—
Average balance during the year	—	795
Average interest rate during the year	—%	3.58%
Maximum month-end balance during the year	$—	$—
Securities underlying the agreements at year-end:
Carrying value	—	—
Fair value	—	—
As of December 31, 2014, Company had remaining credit availability in the amount of $65.4 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. The amount of the available credit is also limited to 20% of total Bank assets.

The Company had $40.0 million in borrowings with the FHLB at December 31, 2014, which matures as follows: $20.0 million in 2015 and $20.0 million in 2017. The Company had $20.0 million in long-term borrowings with the FHLB at December 31, 2014. The interest rate on the outstanding long-term advance at December 31, 2014 was 1.30%. The Company had $20.0 million short-term borrowings with the FHLB at December 31, 2014. The interest rates on the outstanding short-term advances at December 31, 2014 ranged from 3.0175% to 3.025%. The weighted average interest rate on outstanding short-term advances at December 31, 2014 was 3.021%. The Company also had a $15.0 million irrevocable letter of credit at December 31, 2014 with the FHLB to secure public deposits.

NOTE 9. Income Taxes
The Company files income tax returns with the United States of America and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2011.
The net deferred tax asset at December 31, 2014 and 2013 consisted of the following components:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,727	$1,866
Deferred compensation	120	125
Accrued postretirement benefits	47	51
Home equity origination costs	51	41
Other than temporary impairment	—	30
Interest rate swap	98	148
Other real estate owned valuation allowance	—	116
Other	391	381
	$2,434	$2,758
Deferred tax liabilities:
Property and equipment	$405	$533
Securities available for sale	756	283
	$1,161	$816
Net deferred tax asset	$1,273	$1,942
The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.
Income tax expense for the years ended December 31, 2014, 2013 and 2012 consisted of the following components:

	December 31,
	2014	2013	2012
	(in thousands)
Current tax expense	$1,926	$1,198	$2,209
Deferred tax expense (benefit)	142	1,190	350
	$2,068	$2,388	$2,559

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2014, 2013 and 2012.

	December 31,
	2014	2013	2012
	(in thousands)
Statutory federal corporate tax amount	$3,131	$3,246	$3,097
Tax-exempt interest (income)	(454)	(495)	(563)
Officer insurance loss (income)	9	(82)	7
Net tax credits	(593)	(312)	—
Other	(25)	31	18
	$2,068	$2,388	$2,559

The effective tax rates were 22.46%, 25.02%, and 28.09%, for years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 10. Postretirement Benefit Plans

The Company provides certain health care and life insurance benefits for nine retired employees who have met certain eligibility requirements. All other employees retiring after reaching age 65 and having at least 15 years of service with the Company will be allowed to stay on the Company’s group life and health insurance policies, but will be required to pay premiums. The Company’s share of the estimated costs that will be paid after retirement is generally being accrued by charges to expense over the employees’ active service periods to the dates they are fully eligible for benefits, except that the Company’s unfunded cost that existed at January 1, 1993 is being accrued primarily in a straight-line manner that resulted in its full accrual by December 31, 2013.

Generally Accepted Accounting Principles (“GAAP”) requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its postretirement benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.
The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2014 but are included in other comprehensive income: unrecognized net actuarial gain of $38 thousand. The transition obligation included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2015 is $2 thousand.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2014, 2013, and 2012 and a statement of the funded status at December 31, 2014, 2013 and 2012 for the postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Postretirement Benefits Plan
	2014	2013	2012
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$138	$150	$150
Service cost	—	—	—
Interest cost	5	4	5
Actuarial loss (gain)	1	(9)	2
Benefits paid	(7)	(7)	(7)
Settlement loss	—	—	—
Benefit obligation, ending	$137	$138	$150
Change in Plan Assets:
Fair value of plan assets, beginning	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contributions	7	7	7
Benefits paid	(7)	(7)	(7)
Fair value of plan assets, ending	$—	$—	$—

	Postretirement Benefits Plan
	2014	2013	2012
	(in thousands)
Funded Status:
Funded status	$(137)	$(138)	$(150)
Unrecognized net actuarial loss	—	—	—
Unrecognized net transition obligation	—	—	—
Unrecognized prior service cost	—	—	—
Accrued benefits	$(137)	$(138)	$(150)
Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—
Accrued liability	(137)	(138)	(150)
	$(137)	$(138)	$(150)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss (gain)	$(57)	$(65)	$(65)
Net transition obligation	—	—	—
Deferred tax (benefit)/liability	19	21	21
	$(38)	$(44)	$(44)

The following tables provide the components of net periodic benefit cost of the postretirement benefit plan for the years ended December 31, 2014, 2013, and 2012:

	Postretirement Benefits Plan
	2014	2013	2012
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	5	4	5
Expected return on plan assets	—	—	—
Amortization of prior service costs	—	—	—
Amortization of transition obligation	—	—	—
Recognized net loss due to settlement	—	—	—
Amortization of net actuarial loss	(9)	(7)	(8)
Net periodic benefit cost	$(4)	$(3)	$(3)
The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 3.50% for 2014, 2.75% for 2013, and 3.50% for 2012. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015 and 2016, 8.00% for 2017 and 2018, and 6.00% for 2019 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2014 would have increased by $6 thousand and the net periodic benefit cost for 2014 would have increased by less than $1 thousand. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2014 would have decreased by $5 thousand and the net periodic benefit cost for 2014 would have decreased by less than $1 thousand.
Estimated future benefit payments at December 31, 2014, which reflect expected future service, as appropriate, were as follows:

Postretirement Benefits
(in thousands)
2015	$13
2016	13
2017	13
2018	13
2019	13
2020 - 2024	54

NOTE 11. Stock-Based Compensation
The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. The following table summarizes options outstanding at December 31, 2014, 2013, and 2012:

	2014			2013		2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	10,000	$21.55		20,000	$21.59	22,000	$21.59
Granted	—	—		—	—	—	—
Exercised	(927)	21.55		(3,872)	21.63	—	—
Forfeited	(9,073)	21.55		(6,128)	21.63	(2,000)	21.59
Outstanding, end of year	—	$—		10,000	$21.55	20,000	$21.59

Exercisable, end of year	—	$—	$—	10,000	$21.55	20,000	$21.59
Weighted average fair value of options granted during the year		$—			$—		$—
The aggregate intrinsic value in the table is equal to the amount that would have been received by the option holders had all options been exercised on December 31, 2014. It is derived from the amount by which the current market value of the underlying stock exceeds the exercise price of the option. This amount fluctuates in relation to the market value of the Company’s stock.

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than six months. During 2014, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a three year period. The following table presents the activity for Restricted Stock for the years ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended
	December 31,
	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	17,050	$19.92	16,500	$16.53	13,700	$16.11
Granted	14,900	23.50	14,900	22.06	14,500	17.87
Vested	(14,009)	20.75	(13,699)	18.30	(10,963)	17.79
Forfeited	(2,790)	22.11	(651)	16.75	(737)	16.25
Nonvested, end of period	15,151	$22.27	17,050	$19.92	16,500	$16.53

The Company recognizes compensation expense over the restricted period. Compensation expense was $290 thousand, $305 thousand, and $242 thousand during December 31, 2014, 2013, and 2012, respectively. The total grant date fair value of Restricted Stock which vested was $291 thousand and $251 thousand for the years ended December 31, 2014 and 2013, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $64 thousand at December 31, 2014. This amount is expected to be recognized over a weighted average period of one year.

NOTE 12. Employee Benefits
The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2014, 2013, and 2012.
The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $927 thousand in 2014, $888 thousand in 2013, and $867 thousand in 2012.
The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $78 thousand and $93 thousand at December 31, 2014 and 2013, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $21 thousand in 2014, $8 thousand in 2013, and $16 thousand in 2012. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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
As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2014 and 2013, the amount of daily average required balances were approximately $1.1 million and $960 thousand, respectively. In addition, the Bank was required to maintain a compensating balance on deposit with a correspondent bank in the amount of $250 thousand at December 31, 2014 and 2013.
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

The following table summarizes the fair value of derivative instruments at December 31, 2014 and December 31, 2013:

	2014		2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$289	Other Liabilities	$434

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheets at December 31, 2014 and 2013 and the Consolidated Statements of Income for December 31, 2014, 2013, and 2012:

	Year Ended
	December 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2014	2013		2014	2013	2012
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$96	$132	Not applicable	$—	$—	—

NOTE 15. Transactions with Directors and Officers
The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $10.9 million and $11.2 million at December 31, 2014 and 2013, respectively. These balances reflect total principal additions of $6.7 million and total principal payments of $7.0 million. The aggregate balance of deposits from directors, principal officers and their related parties was $9.3 million and $10.2 million at December 31, 2014 and 2013, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2014 and 2013.

At December 31, 2014, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2014 and 2013:

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2014:
Total Capital to Risk Weighted Assets
Consolidated	$83,923	19.06%	$35,222	8.00%	N/A
Bank of Clarke County	$80,035	18.24%	$35,107	8.00%	$43,883	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$78,817	17.90%	$17,611	4.00%	N/A
Bank of Clarke County	$74,929	17.07%	$17,553	4.00%	$26,330	6.00%
Tier 1 Capital to Average Assets
Consolidated	$78,817	12.86%	$24,515	4.00%	N/A
Bank of Clarke County	$74,929	12.28%	$24,416	4.00%	$30,520	5.00%

December 31, 2013:
Total Capital to Risk Weighted Assets
Consolidated	$78,426	18.42%	$34,062	8.00%	N/A
Bank of Clarke County	$74,595	17.61%	$33,879	8.00%	$42,349	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$73,101	17.17%	$17,031	4.00%	N/A
Bank of Clarke County	$69,299	16.36%	$16,940	4.00%	$25,409	6.00%
Tier 1 Capital to Average Assets
Consolidated	$73,101	12.48%	$23,435	4.00%	N/A
Bank of Clarke County	$69,299	11.89%	$23,313	4.00%	$29,141	5.00%

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
At December 31, 2014, the Bank’s retained earnings available for the payment of dividends to the Company was $18.3 million. Accordingly, $58.1 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2014. Funds available for loans or advances by the Bank to the Company amounted to $1.1 million at December 31, 2014.

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
At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2014	2013
	(dollar in thousands)
Commitments to extend credit	$7,001	$17,574
Unfunded commitments under lines of credit	86,588	81,049
Commercial and standby letters of credit	4,067	4,358
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
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2014, none of the outstanding letters of credit were collateralized.
The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2014 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.2 million.

NOTE 20. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at December 31, 2014 was 1.86%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2014, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

NOTE 21. Quarterly Condensed Statements of Income - Unaudited
The Company’s quarterly net income, net income per common share and dividends per common share during 2014 and 2013 are summarized as follows:

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,150	$6,396	$6,253	$6,051
Net interest income after provision for loan losses	5,372	6,191	5,773	5,252
Noninterest income	1,351	1,560	1,473	2,222
Noninterest expenses	4,843	4,966	5,333	4,844
Income before income taxes	1,880	2,785	1,913	2,630
Net income	1,363	1,958	1,385	2,434
Net income per common share, basic	0.40	0.57	0.40	0.71
Net income per common share, diluted	0.40	0.57	0.40	0.70
Dividends per common share	0.19	0.19	0.19	0.20

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,278	$6,223	$6,294	$6,241
Net interest income after provision for loan losses	5,192	5,199	5,667	6,393
Noninterest income	1,932	2,469	1,581	1,480
Noninterest expenses	4,583	4,952	5,172	5,660
Income before income taxes	2,541	2,716	2,076	2,213
Net income	1,803	2,001	1,505	1,849
Net income per common share, basic	0.54	0.59	0.44	0.54
Net income per common share, diluted	0.53	0.59	0.44	0.54
Dividends per common share	0.19	0.19	0.19	0.19

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013:

		Fair Value Measurements at
		December 31, 2014
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,211	$—	$37,211	$—
Mortgage-backed securities	15,779	—	15,779	—
Obligations of states and political subdivisions	40,410	—	40,410	—
Corporate securities	765	—	765	—
Equity securities:
Bank preferred stock	—	—	—	—
Total assets at fair value	$94,165	$—	$94,165	$—
Liabilities:
Interest rate swap	289	—	289	—
Total liabilities at fair value	$289	$—	$289	$—

		Fair Value Measurements at
		December 31, 2013
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$34,744	$—	$34,744	$—
Mortgage-backed securities	15,197	—	15,197	—
Obligations of states and political subdivisions	43,116	—	43,116	—
Corporate securities	8,423	—	8,423	—
Equity securities:
Bank preferred stock	1,118	1,118	—	—
Total assets at fair value	$102,598	$1,118	$101,480	$—
Liabilities:
Interest rate swap	434	—	434	—
Total liabilities at fair value	$434	$—	$434	$—

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
The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2014:

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2014
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	11% - 60%	16%
Other real estate owned	Discounted appraised value	Selling cost	5% - 13%	9%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2014 and December 31, 2013:

		Carrying value at
		December 31, 2014
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,751	$—	$1,494	$257
Nonfinancial Assets:
Other real estate owned	2,102	—	2,102	—
		Carrying value at
		December 31, 2013
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,719	$—	$1,312	$1,407
Nonfinancial Assets:
Other real estate owned	1,646	638	1,008	—

The changes in Level 3 financial assets measured at estimated fair value on a nonrecurring basis during the twelve months ended December 31, 2014 were as follows:

	Fair Value Measurements at
	December 31, 2014
	Impaired Loans	Other Real Estate Owned
	(in thousands)
Balance - January 1, 2013	$1,407	$—
Sales proceeds	—	—
Valuation allowance	—	—
(Loss) on disposition	—	—
Transfers into Level 3	1,740	488
Transfers out of Level 3	(2,890)	(488)
Total assets at fair value	$257	$—
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
The carrying amount and fair value of the Company’s financial instruments at December 31, 2014 and 2013 were as follows:

	Fair Value Measurements at
	December 31, 2014
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
	(in thousands)
Financial Assets:
Cash and short-term investments	$34,564	$34,564	$—	$—	$34,564
Securities	94,165	—	94,165	—	94,165
Restricted Investments	2,808	—	2,808	—	2,808
Loans, net	464,740	—	470,524	257	470,781
Accrued interest receivable	1,703	—	1,703	—	1,703

Financial Liabilities:
Deposits	$503,816	$—	$503,917	$—	$503,917
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—
Federal Home Loan Bank advances	40,000	—	40,152	—	40,152
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	160	—	160	—	160
Interest rate swap contract	289	—	289	—	289

	Fair Value Measurements at
	December 31, 2013
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
	(in thousands)
Financial assets:
Cash and short-term investments	$14,243	$14,243	$—	$—	$14,243
Securities	102,598	1,118	101,480	—	102,598
Restricted Investments	2,192	—	2,192	—	2,192
Loans, net	438,785	—	446,329	1,407	447,736
Accrued interest receivable	1,797	—	1,797	—	1,797

Financial liabilities:
Deposits	$487,587	$—	$488,074	$—	$488,074
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—
Federal Home Loan Bank advances	22,250	—	22,214	—	22,214
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	165	—	165	—	165
Interest rate swap contract	434	—	434	—	434
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

Changes to accumulated other comprehensive income by components are shown in the following tables for the years ended December 31, 2014, 2013, and 2012:

	Twelve Months Ended
	December 31,
	2014				2013				2012
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$547	$(286)	$44	$305	$3,822	$(418)	$44	$3,448	$3,262	$(382)	$51	$2,931
Other comprehensive income (loss) before reclassifications	2,382	145	(8)	2,519	(4,497)	201	—	(4,296)	894	(55)	(11)	828
Reclassifications from other comprehensive income (loss)	(990)	—	—	(990)	(465)	—	—	(465)	(45)	—	—	(45)
Tax effect of current period changes	(473)	(49)	3	(519)	1,687	(69)	—	1,618	(289)	19	4	(266)
Current period changes net of taxes	919	96	(5)	1,010	(3,275)	132	—	(3,143)	560	(36)	(7)	517
December 31	$1,466	$(190)	$39	$1,315	$547	$(286)	$44	$305	$3,822	$(418)	$44	$3,448

For the years ended December 31, 2014, 2013, and 2012, $990 thousand , $465 thousand, and $45 thousand respectively, was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statement of Income.

NOTE 24. Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2014 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has identified one event that requires disclosure in the financial statements.

On February 25, 2015, the Company entered into a 15 year, $3.3 million contract to lease its fourteenth retail branch, located in Leesburg, Virginia. This branch is expected to open in the Spring of 2015. Refer to Note 6 for the total minimum rental commitment of this lease and all other operating leases commitments.

NOTE 25. Condensed Financial Information – Parent Company Only
EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Balance Sheets
December 31, 2014 and 2013
(dollars in thousands)

	2014	2013
Assets
Cash held in subsidiary bank	$1,694	$419
Due from banks	504	504
Securities available for sale	1,383	2,893
Investment in subsidiaries, at cost, plus undistributed net income	76,423	69,692
Other assets	661	575
Total assets	$80,665	$74,083

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$7,217	$7,217
Other liabilities	316	460
Total liabilities	$7,533	$7,677

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,621	8,482
Surplus	12,618	11,537
Retained earnings	50,578	46,082
Accumulated other comprehensive income	1,315	305
Total shareholders’ equity	$73,132	$66,406
Total liabilities and shareholders’ equity	$80,665	$74,083

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2014, 2013, and 2012
(dollars in thousands)

	2014	2013	2012
Income
Dividends from subsidiary bank	$1,550	$—	$800
Interest and dividends on securities available for sale	183	98	257
Other income (loss)	283	40	38
Total income	$2,016	$138	$1,095

Expenses
Interest expense on borrowings	$317	$317	$318
Other operating expenses	226	221	192
Total expenses	$543	$538	$510
Income (loss) before income tax (benefit) and equity in undistributed net income of subsidiary bank	$1,473	$(400)	$585

Income Tax (Benefit)	(37)	(135)	(75)
Income (loss) before equity in undistributed net income of subsidiary bank	$1,510	$(265)	$660

Equity in Undistributed Net Income of Subsidiary Bank	5,630	7,423	5,890
Net income	$7,140	$7,158	$6,550
Comprehensive income	$8,150	$4,015	$7,067

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2014, 2013, and 2012
(dollars in thousands)

	2014	2013	2012
Cash Flows from Operating Activities
Net Income	$7,140	$7,158	$6,550
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) on the sale of securities	(283)	—	—
Stock-based compensation expense	290	305	242
(Discount accretion) premium amortization on securities	—	(1)	(1)
Undistributed earnings of subsidiary bank	(5,630)	(7,423)	(5,890)
Changes in assets and liabilities:
(Increase) decrease in other assets	(10)	138	30
Increase (decrease) in other liabilities	1	1	(2)
Net cash provided by operating activities	$1,508	$178	$929

Cash Flows from Investing Activities
Purchases of securities available for sale	$(761)	$(1,044)	$—
Proceeds from the sale of securities available for sale	1,865	—	—
Proceeds from maturities of securities available for sale	405	1,458	1,945
Net cash provided by investing activities	$1,509	$414	$1,945

Cash Flows from Financing Activities
Cash dividends paid	$(1,944)	$(1,909)	$(1,805)
Issuance of common stock, employee benefit plan	202	179	107
Stock options exercised	—	69	—
Net cash (used in) financing activities	$(1,742)	$(1,661)	$(1,698)
Increase (decrease) in cash	$1,275	$(1,069)	$1,176

Cash
Beginning	$923	$1,992	$816
Ending	$2,198	$923	$1,992

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2014, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2014, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.
Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance
The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders to be held May 20, 2015.

Item 11. Executive Compensation
The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders to be held May 20, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders to be held May 20, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders to be held May 20, 2015.

Item 14. Principal Accounting Fees and Services
The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders to be held May 20, 2015.

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

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.4	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.5
Eagle Financial Services, Inc. 2014 Stock Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2014, filed in April 21, 2014.

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

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

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
John R. Milleson
President and Chief Executive Officer
Date: March 30, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2015.

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

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of John R. Milleson (incorporated herein by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Amended and Restated Employment Agreement of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.4	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.5
Eagle Financial Services, Inc. 2014 Stock Incentive Plan, incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2014, filed in April 21, 2014.

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

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements.