Form 10-Q
period 2015-03-31
EAGLE FINANCIAL SERVICES INC
filed 2015-05-13
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of April 30, 2015 was 3,481,774.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$8,028	$9,075
Interest-bearing deposits with other institutions	18,345	25,489
Total cash and cash equivalents	26,373	34,564
Securities available for sale, at fair value	97,147	94,165
Restricted investments	1,946	2,808
Loans	461,393	469,820
Allowance for loan losses	(5,172)	(5,080)
Net Loans	456,221	464,740
Bank premises and equipment, net	20,071	19,015
Other real estate owned, net of allowance	2,391	2,102
Other assets	9,592	9,436
Total assets	$613,741	$626,830
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$166,085	$159,352
Savings and interest bearing demand deposits	249,782	249,305
Time deposits	93,836	95,159
Total deposits	$509,703	$503,816
Federal Home Loan Bank advances	20,000	40,000
Trust preferred capital notes	7,217	7,217
Other liabilities	2,273	2,665
Total liabilities	$539,193	$553,698
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2015, 3,481,774 including 18,551 shares of unvested restricted stock; issued and outstanding 2014, 3,463,665 including 15,151 shares of unvested restricted stock	8,658	8,621
Surplus	12,829	12,618
Retained earnings	51,338	50,578
Accumulated other comprehensive income	1,723	1,315
Total shareholders’ equity	$74,548	$73,132
Total liabilities and shareholders’ equity	$613,741	$626,830
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Interest and Dividend Income
Interest and fees on loans	$5,301	$5,331
Interest and dividends on securities available for sale:
Taxable interest income	376	507
Interest income exempt from federal income taxes	243	286
Dividends	7	25
Interest on deposits with other institutions	11	1
Total interest and dividend income	$5,938	$6,150
Interest Expense
Interest on deposits	184	244
Interest on federal funds purchased and securities sold under agreements to repurchase	—	13
Interest on Federal Home Loan Bank advances	134	159
Interest on trust preferred capital notes	33	33
Interest on interest rate swap	46	46
Total interest expense	$397	$495
Net interest income	$5,541	$5,655
Provision For Loan Losses	133	283
Net interest income after provision for loan losses	$5,408	$5,372
Noninterest Income
Income from fiduciary activities	$428	$299
Service charges on deposit accounts	290	333
Other service charges and fees	756	653
Gain on sale of securities	74	—
Other operating income	81	66
Total noninterest income	$1,629	$1,351
Noninterest Expenses
Salaries and employee benefits	$2,995	$2,825
Occupancy expenses	346	337
Equipment expenses	146	182
Advertising and marketing expenses	119	132
Stationery and supplies	51	90
ATM network fees	158	157
Other real estate owned expense	6	4
Loss on the sale of other real estate owned	19	—
FDIC assessment	108	81
Computer software expense	221	199
Bank franchise tax	117	102
Professional fees	242	217
Other operating expenses	530	517
Total noninterest expenses	$5,058	$4,843
Income before income taxes	$1,979	$1,880
Income Tax Expense	524	517
Net income	$1,455	$1,363
Earnings Per Share
Net income per common share, basic	$0.42	$0.40
Net income per common share, diluted	$0.42	$0.40
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$1,455	$1,363
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income taxes of $206 and $351, respectively	397	684
Change in fair value of interest rate swap, net of deferred income taxes of $6 and $13, respectively	11	26
Total other comprehensive income	408	710
Total comprehensive income	$1,863	$2,073
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	$8,482	$11,537	$46,082	$305	$66,406
Net income			1,363		1,363
Other comprehensive income				710	710
Vesting of restricted stock awards, stock incentive plan (6,083 shares)	15	(15)			—
Income tax benefit on vesting of restricted stock		9			9
Stock-based compensation expense		12			12
Issuance of common stock, dividend investment plan (8,001 shares)	20	150			170
Dividends declared ($0.19 per share)			(648)		(648)
Balance, March 31, 2014	$8,517	$11,693	$46,797	$1,015	$68,022

Balance, December 31, 2014	$8,621	$12,618	$50,578	$1,315	73,132
Net income			1,455		1,455
Other comprehensive income				408	408
Vesting of restricted stock awards, stock incentive plan (6,250 shares)	16	(16)			—
Income tax benefit on vesting of restricted stock		5			5
Stock-based compensation expense		56			56
Issuance of common stock, dividend investment plan (8,459 shares)	21	166			187
Dividends declared ($0.20 per share)			(695)		(695)
Balance, March 31, 2015	$8,658	$12,829	$51,338	$1,723	$74,548
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$1,455	$1,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	189	203
Amortization of intangible and other assets	32	39
Provision for loan losses	133	283
Loss on the sale of other real estate owned	19	—
Loss on the sale and disposal of assets	—	1
(Gain) on the sale of securities	(74)	—
Stock-based compensation expense	56	12
Premium amortization on securities, net	42	25
Changes in assets and liabilities:
(Increase) decrease in other assets	(394)	191
(Decrease) in other liabilities	(375)	(239)
Net cash provided by operating activities	$1,083	$1,878
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$2,481	$3,087
Proceeds from the sale of securities available for sale	1,892	—
Purchases of securities available for sale	(6,720)	(3,429)
Proceeds from the sale of restricted investments	900	284
Purchases of restricted investments	(38)	(450)
Purchases of bank premises and equipment	(1,245)	(122)
Proceeds from the sale of other real estate owned	17	—
Proceeds from the sale of repossessed assets	—	1
Net decrease (increase) in loans	8,060	(12,430)
Net cash provided by (used in) investing activities	$5,347	$(13,059)
Cash Flows from Financing Activities
Net increase (decrease) in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$7,210	$(2,645)
Net (decrease) in time deposits	(1,323)	(1,838)
Net increase in federal funds purchased and securities sold under agreements to repurchase	—	4,589
Net (decrease) increase in Federal Home Loan Bank advances	(20,000)	7,750
Cash dividends paid	(508)	(478)
Net cash (used in) provided by financing activities	$(14,621)	$7,378

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Three Months Ended
	March 31,
	2015	2014
(Decrease) in cash and cash equivalents	$(8,191)	$(3,803)
Cash and Cash Equivalents
Beginning	34,564	14,243
Ending	$26,373	$10,440
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$483	$503
Income taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$603	$1,035
Change in fair value of interest rate swap	$17	$39
Other real estate and repossessed assets acquired in settlement of loans	$329	$163
Issuance of common stock, dividend investment plan	$187	$170

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2015
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2015 and December 31, 2014, the results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

The Company owns 100% of Bank of Clarke County (the “Bank”) and Eagle Financial Statutory Trust II. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated. The subordinated debt owed to Eagle Financial Statutory Trust II is reflected as a liability of the Company.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations. None of the reclassifications were of a material nature.

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

The following table presents Restricted Stock activity for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	15,151	$22.27	17,050	$19.92
Granted	9,650	23.00	—	—
Vested	(6,250)	20.95	(6,149)	18.30
Forfeited	—	—	—	—
Nonvested, end of period	18,551	$23.09	10,901	$20.83

NOTE 3. Earnings Per Common Share

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Nonvested restricted shares are included in basic earnings per share because of dividend participation and voting rights. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The number of potential common shares is determined using the treasury method and relates to outstanding stock options.

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2015 and 2014 and the effect on the weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	Three Months Ended
	March 31,
	2015	2014
Average number of common shares outstanding	3,477,249	3,413,920
Effect of dilutive common stock	—	—
Average number of common shares outstanding used to calculate diluted earnings per share	3,477,249	3,413,920

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$38,808	$804	$(30)	$39,582
Mortgage-backed securities	17,048	559	(7)	17,600
Obligations of states and political subdivisions	38,465	1,514	(14)	39,965
Corporate securities	—	—	—	—
	$94,321	$2,877	$(51)	$97,147
	December 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$36,911	$599	$(299)	$37,211
Mortgage-backed securities	15,245	545	(11)	15,779
Obligations of states and political subdivisions	39,025	1,432	(47)	40,410
Corporate securities	761	4	—	765
	$91,942	$2,580	$(357)	$94,165

During the three months ended March 31, 2015, the Company received proceeds of $1.9 million on sales of available for sale securities for a gross gain of $74 thousand. There were no losses on the sale of available for sale securities during three months ended March 31, 2015. During the three months ended March 31, 2014, the Company sold no available for sale securities.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2015 and December 31, 2014 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$2,924	$1	$5,970	$29	$8,894	$30
Mortgage-backed securities	—	—	1,363	7	1,363	7
Obligations of states and political subdivisions	1,031	1	1,001	13	2,032	14
Corporate securities	—	—	—	—	—	—
	$3,955	$2	$8,334	$49	$12,289	$51
	December 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,997	$1	$21,615	$298	$23,612	$299
Mortgage-backed securities	—	—	1,444	11	1,444	11
Obligations of states and political subdivisions	2,998	12	2,414	35	5,412	47
Corporate securities	—	—	—	—	—	—
	$4,995	$13	$25,473	$344	$30,468	$357

Gross unrealized losses on available for sale securities included fourteen (14) and thirty-eight (38) debt securities at March 31, 2015 and December 31, 2014, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2015 and December 31, 2014 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at March 31, 2015 and December 31, 2014. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $3.4 million at March 31, 2015 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,462	2,324
Community Bankers’ Bank Stock	140	140
	$1,946	$2,808

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2015 and 2014 and the year ended December 31, 2014 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
		(in thousands)
Balance, beginning	$5,080	$5,488	$5,488
Provision charged to operating expense	133	350	283
Recoveries added to the allowance	90	725	37
Loan losses charged to the allowance	(131)	(1,483)	(91)
Balance, ending	$5,172	$5,080	$5,717

Nonaccrual and past due loans by class at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$70	$25	$52	$147	$28,634	$28,781	$63	$1,006
Commercial Real Estate:
Owner Occupied	1,395	—	—	1,395	92,404	93,799	—	1,915
Non-owner occupied	324	156	837	1,317	60,016	61,333	—	1,204
Construction and Farmland:
Residential	170	—	—	170	5,491	5,661	—	—
Commercial	1,531	408	—	1,939	27,410	29,349	—	408
Consumer:
Installment	50	12	—	62	13,047	13,109	—	—
Residential:
Equity Lines	288	52	—	340	31,862	32,202	—	477
Single family	1,561	1,110	198	2,869	188,963	191,832		1,583
Multifamily	—	—	—	—	3,133	3,133	—	—
All Other Loans	—	—	—	—	2,194	2,194	—	—
Total	$5,389	$1,763	$1,087	$8,239	$453,154	$461,393	$63	$6,593

	December 31, 2014
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$28	$—	$—	$28	$28,104	$28,132	$—	$2,106
Commercial Real Estate:
Owner Occupied	2,191	—	—	2,191	97,516	99,707	—	2,591
Non-owner occupied	56	210	808	1,074	60,518	61,592	—	1,231
Construction and Farmland:
Residential	—	52	—	52	5,149	5,201	—	—
Commercial	—	—	57	57	31,231	31,288	—	787
Consumer:
Installment	50	15	6	71	13,803	13,874	6	—
Residential:
Equity Lines	132	41	185	358	30,763	31,121	—	331
Single family	1,243	440	644	2,327	191,246	193,573	—	3,660
Multifamily	—	—	—	—	3,016	3,016	—	—
All Other Loans	—	—	—	—	2,316	2,316	—	—
Total	$3,700	$758	$1,700	$6,158	$463,662	$469,820	$6	$10,706

Allowance for loan losses by segment at March 31, 2015 and December 31, 2014 were as follows:

	As of and for the Three Months Ended
	March 31, 2015
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Charge-Offs	—	(91)	—	—	(33)	(7)	—	(131)
Recoveries	8	38	27	4	10	3	—	90
Provision	126	86	(137)	9	11	5	33	133
Ending balance	$1,085	$2,010	$1,237	$477	$91	$43	$229	$5,172
Ending balance: Individually evaluated for impairment	$249	$347	$159	$36	$—	$—	$—	$791
Ending balance: collectively evaluated for impairment	$836	$1,663	$1,078	$441	$91	$43	$229	$4,381
Loans:
Ending balance	$35,010	$227,167	$155,132	$28,781	$13,109	$2,194	$—	$461,393
Ending balance individually evaluated for impairment	$2,591	$7,015	$6,108	$1,092	$—	$—	$—	$16,806
Ending balance collectively evaluated for impairment	$32,419	$220,152	$149,024	$27,689	$13,109	$2,194	$—	$444,587

	As of and for the Twelve Months Ended
	December 31, 2014
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Charge-Offs	(482)	(808)	(83)	—	(86)	(24)	—	(1,483)
Recoveries	26	63	381	164	87	4	—	725
Provision	375	497	(288)	(255)	—	(20)	41	350
Ending balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Ending balance: Individually evaluated for impairment	$93	$303	$203	$44	$—	$—	$—	$643
Ending balance: collectively evaluated for impairment	$858	$1,674	$1,144	$420	$103	$42	$196	$4,437
Loans:
Ending balance	$36,489	$227,710	$161,299	$28,132	$13,874	$2,316	$—	$469,820
Ending balance individually evaluated for impairment	$2,665	$6,550	$5,716	$2,106	$—	$—	$—	$17,037
Ending balance collectively evaluated for impairment	$33,824	$221,160	$155,583	$26,026	$13,874	$2,316	$—	$452,783

Impaired loans by class as of and for the periods ended March 31, 2015 and December 31, 2014 were as follows:

	As of and for the Three Months Ended
	March 31, 2015
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$1,186	$1,006	$—	$1,580	$34
Commercial Real Estate:
Owner Occupied	3,271	2,929	—	3,302	50
Non-owner occupied	2,661	2,528	—	2,676	35
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,522	1,520	—	1,527	18
Residential:
Equity lines	401	226	—	402	2
Single family	4,776	4,424	—	4,803	49
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$13,817	$12,633	$—	$14,290	$188
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$285	$86	$36	$288	$5
Commercial Real Estate:
Owner Occupied	681	676	159	685	8
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,110	1,078	249	1,119	9
Residential:
Equity lines	403	251	86	403	2
Single family	2,129	2,131	261	2,141	22
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,608	$4,222	$791	$4,636	$46
Total:
Commercial	$1,471	$1,092	$36	$1,868	$39
Commercial Real Estate	6,613	6,133	159	6,663	93
Construction and Farmland	2,632	2,598	249	2,646	27
Residential	7,709	7,032	347	7,749	75
Other	—	—	—	—	—
Total	$18,425	$16,855	$791	$18,926	$234
(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, and net deferred loan fees or costs.

	As of and for the Twelve Months End
	December 31, 2014
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$2,159	$2,013	$—	$2,256	$19
Commercial Real Estate:
Owner Occupied	2,824	2,473	—	2,857	48
Non-owner occupied	2,675	2,560	—	2,796	86
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	2,319	2,319	—	2,362	68
Residential:
Equity lines	252	78	—	252	—
Single family	5,634	5,218	—	5,719	149
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$15,863	$14,661	$—	$16,242	$370
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$289	$94	$44	$289	$—
Commercial Real Estate:
Owner Occupied	689	689	203	704	33
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	385	350	93	393	5
Residential:
Equity lines	403	253	95	403	5
Single family	1,007	1,008	208	1,020	41
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$2,773	$2,394	$643	$2,809	$84
Total:
Commercial	$2,448	$2,107	$44	$2,545	$19
Commercial Real Estate	6,188	5,722	203	6,357	167
Construction and Farmland	2,704	2,669	93	2,755	73
Residential	7,296	6,557	303	7,394	195
Other	—	—	—	—	—
Total	$18,636	$17,055	$643	$19,051	$454
(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, and net deferred loan fees or costs.

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
Credit quality information by class at March 31, 2015 and December 31, 2014 was as follows:

	As of
	March 31, 2015
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,827	$2,181	$—	$623	$150	$—	$28,781
Commercial Real Estate:
Owner Occupied	73,446	16,784	180	2,334	1,055	—	93,799
Non-owner occupied	44,789	14,685	—	1,812	47	—	61,333
Construction and Farmland:
Residential	5,473	188	—	—	—	—	5,661
Commercial	19,136	7,976	1,035	1,202	—	—	29,349
Residential:
Equity Lines	29,326	2,398	—	335	143	—	32,202
Single family	161,606	25,313	69	4,472	372	—	191,832
Multifamily	3,133	—	—	—	—	—	3,133
All other loans	2,139	55	—	—	—	—	2,194
Total	$364,875	$69,580	$1,284	$10,778	$1,767	$—	$448,284

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,047	$62

	As of
	December 31, 2014
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$24,579	$1,775	$21	$701	$1,056	$—	$28,132
Commercial Real Estate:
Owner Occupied	77,979	17,401	—	3,189	1,138	—	99,707
Non-owner occupied	42,630	14,779	1,402	2,733	48	—	61,592
Construction and Farm land:
Residential	5,112	89	—	—	—	—	5,201
Commercial	23,192	5,184	2,083	750	79	—	31,288
Residential:
Equity Lines	29,440	1,429	—	185	67	—	31,121
Single family	165,932	21,011	—	6,062	568	—	193,573
Multifamily	2,144	872	—	—	—	—	3,016
All other loans	2,316	—	—	—	—	—	2,316
Total	$373,324	$62,540	$3,506	$13,620	$2,956	$—	$455,946

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,803	$71

NOTE 6. Troubled Debt Restructurings

All loans deemed a troubled debt restructuring, or “TDR”, are considered impaired, and are evaluated for collateral and cash-flow sufficiency. A loan is considered a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. All of the following factors are indicators that the Company has granted a concession (one or multiple items may be present):

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

There were twenty-five (25) troubled debt restructured loans totaling $7.7 million at March 31, 2015. At December 31, 2014, there were twenty-five (25) troubled debt restructured loans totaling $7.8 million. Four loans, totaling $947 thousand, were in nonaccrual status at March 31, 2015. Eight loans, totaling $1.4 million, were in nonaccrual status at December 31, 2014. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2015 or December 31, 2014.

The following tables and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three months ended March 31, 2015 and March 31, 2014:

During the three months ended March 31, 2015, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.

		Three Months Ended
		March 31, 2014
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Equity Lines	1	$184	$184
Total	1	$184	$184

During the three months ended March 31, 2014, the Company restructured one loan by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by changing payments to interest-only in order to reduce the monthly payment for a period of time.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	March 31, 2015
	(in thousands)
	Number of Contracts	Recorded Investment
Residential:
Equity Lines	1	$66
Total	1	$66

	Three Months Ended
	March 31, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:	2	$1,613
Commercial
Total	2	$1,613

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Noninterest bearing demand deposits	$166,085	$159,352
Savings and interest bearing demand deposits:
NOW accounts	$77,937	$81,441
Money market accounts	96,281	98,314
Regular savings accounts	75,564	69,550
	$249,782	$249,305
Time deposits:
Balances of less than $250,000	$84,827	$85,899
Balances of $250,000 and more	9,009	9,260
	$93,836	$95,159
	$509,703	$503,816

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

Net periodic benefit costs of the postretirement benefit plan for the three months ended March 31, 2015 and 2014 were zero and $(1) thousand, respectively.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at March 31, 2015 was 1.88%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At March 31, 2015, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

		Fair Value Measurements at
		March 31, 2015
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$39,582	$—	$39,582	$—
Mortgage-backed securities	17,600	—	17,600	—
Obligations of states and political subdivisions	39,965	—	39,965	—
Total assets at fair value	$97,147	$—	$97,147	$—
Liabilities:
Interest rate swap	$272	—	$272	—
Total liabilities at fair value	$272	$—	$272	$—

		Fair Value Measurements at
		December 31, 2014
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,211	$—	$37,211	$—
Mortgage-backed securities	15,779	—	15,779	—
Obligations of states and political subdivisions	40,410	—	40,410	—
Corporate securities	765	—	765	—
Total assets at fair value	$94,165	$—	$94,165	$—
Liabilities:
Interest rate swap	$289	—	$289	—
Total liabilities at fair value	$289	$—	$289	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on the present value of its expected future cash flows discounted at the loan's coupon rate, or at the loans' observable market price or the fair value of the collateral securing the loans, if they are collateral dependent. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data within the last twelve months (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the property is more than one year old and not solely based on observable market comparables or management determines the fair value of the collateral is further impaired below the appraised value, then a Level 3 valuation is considered to measure the fair value. The value of business equipment is based upon an outside appraisal, of one year or less, if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above. We believe that the fair value component in its valuation follows the provisions of GAAP.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at March 31, 2015 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	March 31, 2015
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	10% - 60%	17%
Other real estate owned	Discounted appraised value	Selling cost	6% - 13%	9%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014:

		Fair Value at
		March 31, 2015
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,419	$—	$—	$3,419
Nonfinancial Assets:
Other real estate owned	2,391	—	—	2,391
		Fair Value at
		December 31, 2014
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,751	$—	$—	$1,751
Nonfinancial Assets:
Other real estate owned	2,102	—	—	2,102

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

Cash and due from banks and interest-bearing deposits/accrued interest: The fair value was equal to the carrying amount.

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

The carrying value and fair value of the Company’s financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	Fair Value Measurements at
	March 31, 2015
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
	(in thousands)
Financial Assets:
Cash and due from banks and interest-bearing deposits	$26,373	$26,373	$—	$—	$26,373
Securities	97,147	—	97,147	—	97,147
Restricted Investments	1,946	—	1,946	—	1,946
Loans, net	456,221	—	—	461,559	461,559
Accrued interest receivable	1,697	—	1,697	—	1,697

Financial Liabilities:
Deposits	$509,703	$—	$509,754	$—	$509,754
Federal Home Loan Bank advances	20,000	—	19,994	—	19,994
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	74	—	74	—	74
Interest rate swap contract	272	—	272	—	272

	Fair Value Measurements at
	December 31, 2014
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
	(in thousands)
Financial assets:
Cash and due from banks and interest-bearing deposits	$34,564	$34,564	$—	$—	$34,564
Securities	94,165	—	94,165	—	94,165
Restricted Investments	2,808	—	2,808	—	2,808
Loans, net	464,740	—	—	470,781	470,781
Accrued interest receivable	1,703	—	1,703	—	1,703

Financial liabilities:
Deposits	$503,816	$—	$503,917	$—	$503,917
Federal Home Loan Bank advances	40,000	—	40,152	—	40,152
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	160	—	160	—	160
Interest rate swap contract	289	—	289	—	289

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

NOTE 11. Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Company uses interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converts floating rate debt into fixed rate debt, or alternatively, converts fixed rate debt into floating rate debt. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest expense. These interest rate swap agreements are derivative instruments that qualify for hedge accounting as discussed below. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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
On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7.0 million and has an expiration date of December 1, 2016. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 2.85% and receives interest quarterly at a variable rate of three month LIBOR. The variable rate resets on each interest payment date. This agreement has been designated as a cash-flow hedge.

The following table summarizes the fair value of derivative instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$272	Other Liabilities	$289

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheets at March 31, 2015 and 2014 and the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2015	2014		2015	2014
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$11	$26	Not applicable	$—	$—

NOTE 12. Change in Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses on available for sale securities, change in fair value of interest rate swaps and changes in benefit obligations and plan assets for the post retirement benefit plan. Changes to accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income are recorded in the Consolidated Statements of Income either as a gain or loss.

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended
	March 31,
	2015				2014
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$1,466	$(190)	$39	$1,315	$547	$(286)	$44	$305
Other comprehensive income (loss) before reclassifications	677	17	—	694	1,035	39	—	1,074
Reclassifications adjustments	(74)	—	—	(74)	—	—	—	—
Tax effect of current period changes	(206)	(6)	—	(212)	(351)	(13)	—	(364)
Current period changes net of taxes	397	11	—	408	684	26	—	710
March 31	$1,863	$(179)	$39	$1,723	$1,231	$(260)	$44	$1,015

For the three months ended March 31, 2015, $74 thousand was reclassified out of accumulated other comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statements of Income. For the three months ended March 31, 2014, nothing was reclassified out of comprehensive income.

NOTE 13. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

NOTE 14. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the three months ended March 31, 2015 and 2014 and the year ended December 31, 2014:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2014
	(in thousands)
Balance, beginning	$2,102	$1,646	$1,646
Net loans transferred to OREO	325	1,248	163
Sales	(36)	(792)	—
Valuation adjustments	—	—	—
Balance, ending	$2,391	$2,102	$1,809

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2015 and December 31, 2014 were as follows:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Construction and Farmland	$1,531	$1,531
Residential Real Estate	455	166
Commercial Real Estate	405	405
Subtotal	$2,391	$2,102
Less valuation allowance	—	—
Total	$2,391	$2,102

Consumer mortgage loans collateralized by residential real estate in the process of foreclosure at March 31, 2015 and December 31, 2014 were $185 thousand and zero, respectively.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2014 Form 10-K.
GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2015, the Company had total assets of $613.7 million, net loans of $456.2 million, total deposits of $509.7 million, and shareholders’ equity of $74.5 million. The Company’s net income was $1.5 million for the three months ended March 31, 2015.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2015 was $1.5 million, an increase of $92 thousand or 6.75% as compared to net income for the three months ended March 31, 2014 of $1.4 million. Basic earnings per share were $0.42 and $0.40 for the three months ended March 31, 2015 and 2014, respectively. Diluted earnings per share were $0.42 and $0.40 for the three months ended March 31, 2015 and 2014, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2015 and 2014 was 0.96% and 0.95%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2015 and 2014 was 8.03% and 8.22%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $5.5 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively, which represents a decrease of $114 thousand or 2.02%. Average interest earning assets increased $25.2 million from the three months ended March 31, 2014 to the three months ended March 31, 2015 while the average yield decreased 35 basis points over that same period.

Total interest income was $5.9 million and $6.2 million for the three months ended March 31, 2015 and 2014, respectively, which represents a decrease of $212 thousand or 3.45%. Total interest expense was $397 thousand and $495 thousand for the three months ended March 31, 2015 and 2014, respectively, which represents a decrease of $98 thousand or 19.80%. This decrease is largely attributable to decreases in large balance time deposits year over year. Average interest bearing liabilities increased $7.6 million from the three months ended March 31, 2014 to the three months ended March 31, 2015 while the rate on interest bearing liabilities decreased 12 basis points over the same period.

The net interest margin was 4.02% and 4.29% for the three months ended March 31, 2015 and 2014, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2015 and 2014. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates. This decline will likely occur more rapidly than the decline in cost of funds due to the low level of interest rates currently being paid on interest bearing liabilities.

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,301	$5,331
Interest Income - Securities and Other Interest-Earnings Assets	637	819
Interest Expense - Deposits	184	244
Interest Expense - Other Borrowings	213	251
Total Net Interest Income	$5,541	$5,655
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$36	$21
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	125	148
Total Tax Benefit on Tax-Exempt Interest Income	$161	$169
Tax-Equivalent Net Interest Income	$5,702	$5,824

The tax-equivalent yield on earning assets decreased 35 basis points from 4.65% for the three months ended March 31, 2014 to 4.30% for the same period in 2015. During that same time, the tax-equivalent yield on securities decreased 54 basis points from 3.70% to 3.16%. The tax equivalent yield on loans decreased 21 basis points from 4.85% for the three months ended March 31, 2014 to 4.64% for the same time period in 2015. The average rate on interest bearing liabilities decreased 12 basis points from 0.54% for the three months ended March 31, 2014 to 0.42% for the same time period in 2015. The average rate on interest bearing deposits decreased 7 basis points from 0.29% to 0.22% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased, retail repurchase agreements and wholesale repurchase agreements. The average rate on these borrowings decreased from 1.24% to 0.00% for the three months ended March 31, 2014 and 2015, respectively. The Company did not utilize any overnight borrowings during the first quarter of 2015. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 95 basis points from 2.81% to 1.86% for the three months ended March 31, 2014 and 2015. FHLB advances outstanding have decreased by $20.0 million during 2015. However, the average balance of FHLB advances outstanding for the same period has increased $6.5 million. As advances mature and the funding need arises, higher rate FHLB borrowings have been replaced by lower rate FHLB borrowings due to the current interest rate environment. There were no significant changes in asset mix during the three months ended March 31, 2015.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $133 thousand and $283 thousand for the three months ended March 31, 2015 and 2014, respectively. The decrease in provision for loan losses is mainly reflective of low levels of charge-offs and a decrease in total loans during the first quarter of 2015.

Noninterest Income

Total noninterest income for the three months ended March 31, 2015 and 2014 was $1.6 million and $1.4 million, respectively, which represents an increase of $278 thousand or 20.58%. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three months ended March 31, 2015 and 2014, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Income from fiduciary activities	$428	$299	$129	43%
Service charges on deposit accounts	290	333	(43)	(13)%
Other service charges and fees	756	653	103	16%
Gain on sale of securities	74	—	74	NM
Other operating income	81	66	15	23%
Total noninterest income	$1,629	$1,351	$278	21%

NM - Not Meaningful

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, a division of the Bank, increased $129 thousand or 43.14% from $299 thousand during the three months ended March 31, 2014 to $428 thousand during the three months ended March 31, 2015. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2015, the Company collected and recognized into income approximately $100 thousand of prior year trust fees from one client, causing an increase in income from fiduciary activities. These particular fees were not accrued during prior years due to questions of collectability from the client. In future periods, trust fees for this client will be accrued and billed on a quarterly basis.

Service charges on deposit accounts decreased $43 thousand or 12.91% from $333 thousand during the three months ended March 31, 2014 to $290 thousand during the three months ended March 31, 2015. Service charges on deposit accounts are derived from the volume of demand and savings accounts generated through the Bank’s branch network. Although the Bank continues to see an increase in these account types, regulatory changes in the last few years on the charging of fees on certain transactions have adversely impacted fee income.

Other service charges and fees increased $103 thousand or 15.77% from $653 thousand during the three months ended March 31, 2014 to $756 thousand during the three months ended March 31, 2015. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. This increase can mostly be attributed to increased activity in non-deposit investment products.

Noninterest Expenses

Total noninterest expenses increased $215 thousand or 4.44% from $4.8 million to $5.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2015. The majority of this increase results from the hiring of new employees. The Company has hired additional retail staff for the opening of two new retail branches. Five new employees were hired for the One Loudoun branch located in Ashburn, Virginia during the fourth quarter of 2014 and the first quarter of 2015. This branch opened in April 2015. The second new branch, located in Leesburg, Virginia, is anticipated to open during the 2015 summer timeframe. During the first quarter of 2015, three fulltime employees were hired for that facility. Additionally, in February 2015, with the decision to no longer outsource its internal audit function, the Company hired a Director of Internal Audit. Additional hires of middle management positions were also made during the first quarter of 2015 to address infrastructure and growth needs.

The efficiency ratio of the Company was 68.19% and 66.68% for the three months ended March 31, 2015 and 2014. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of noninterest expense for the three months ended March 31, 2015 and 2014, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014	$ Change	% Change
Salaries and employee benefits	$2,995	$2,825	$170	6%
Occupancy expenses	346	337	9	3%
Equipment expenses	146	182	(36)	(20)%
Advertising and marketing expenses	119	132	(13)	(10)%
Stationary and supplies	51	90	(39)	(43)%
ATM network fees	158	157	1	1%
Other real estate owned expense	6	4	2	50%
(Gain) loss on the sale of other real estate owned	19	—	19	NM
FDIC assessment	108	81	27	33%
Computer software expense	221	199	22	11%
Bank franchise tax	117	102	15	15%
Professional fees	242	217	25	12%
Other operating expenses	530	517	13	3%
Total noninterest expenses	$5,058	$4,843	$215	4%

NM - Not Meaningful

Income Taxes

Income tax expense was $524 thousand and $517 thousand during the three months ended March 31, 2015 and 2014, respectively. The effective tax rate was 26.48% and 27.50% for the three months ended March 31, 2015 and 2014, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans.

FINANCIAL CONDITION

Securities

Total securities available for sale were $97.1 million at March 31, 2015, compared to $94.2 million at December 31, 2014. This represents an increase of $2.9 million or 3.17%. The Company purchased $6.7 million in securities during the three months ended March 31, 2015. The Company had total maturities and principal repayments of $2.5 million. There were $1.9 million in sales during the three months ended March 31, 2015. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2015. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2015 and December 31, 2014. The Company had an unrealized gain on available for sale securities of $2.8 million at March 31, 2015 as compared to an unrealized gain of $2.2 million at December 31, 2014. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $461.4 million and $469.8 million at March 31, 2015 and December 31, 2014, respectively. This represents a decrease of $8.4 million or 1.79% during the three months ended March 31, 2015. The ratio of gross loans to deposits decreased during the three months ended March 31, 2015 from 93.25% at December 31, 2014 to 90.52% at March 31, 2015.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans secured by commercial real estate, and residential and commercial construction loans. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2015 and December 31, 2014.

Loans secured by real estate were $417.3 million or 90.45% and $425.5 million or 90.57% of total loans at March 31, 2015 and December 31, 2014, respectively. This represents a decrease of $8.2 million or 1.92% during the three months ended March 31, 2015. Consumer installment loans were $13.1 million or 2.84% and $13.9 million or 2.95% of total loans at March 31, 2015 and December 31, 2014, respectively. This represents a decrease of $765 thousand or 5.51% during the three months ended March 31, 2015. Commercial and industrial loans were $28.8 million or 6.24% and $28.1 million or 5.99% of total loans at March 31, 2015 and December 31, 2014, respectively. This represents an increase of $649 thousand or 2.31% for the three months ended March 31, 2015.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2015 and 2014 and the year ended December 31, 2014. Charged-off loans were $131 thousand and $91 thousand for the three months ended March 31, 2015 and 2014, respectively. Recoveries were $90 thousand and $37 thousand for the three months ended March 31, 2015 and 2014, respectively. This resulted in net charge-offs of $41 thousand and $54 thousand for the three months ended March 31, 2015 and 2014, respectively. The allowance for loan losses as a percentage of loans was 1.12% at March 31, 2015 and 1.08% at December 31, 2014. The allowance for loan losses was 57.10% of nonperforming assets at March 31, 2015 and 39.62% of nonperforming assets at December 31, 2014. Nonperforming assets decreased by $3.8 million during the three months ended March 31, 2015 due mainly to decreases in nonaccrual loans. Management believes that the allowance for loan losses is currently adequate to absorb probable future losses inherent in the loan portfolio. Given the uncertainty in the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $6.6 million and $10.7 million at March 31, 2015 and December 31, 2014, respectively. Other real estate owned and repossessed assets were $2.4 million and $2.1 million at March 31, 2015 and December 31, 2014, respectively. The Company held ten other real estate assets with an average balance of $239 thousand at March 31, 2015. At December 31, 2014, the company held nine other real estate assets with an average balance of $234 thousand. The percentage of nonperforming assets to loans and other real estate owned was 1.95% at March 31, 2015 and 2.72% at December 31, 2014. There were $63 thousand in loans past due 90 days or more and still accruing interest at March 31, 2015. Total loans past due 90 days or more and still accruing interest were $6 thousand at December 31, 2014. Loans past due 30 days or more increased $2.1 million between December 31, 2014 and March 31, 2015. The majority of this increase was due to a few large balance loans and is not necessarily indicative of future trends in nonperforming assets.

During the three months ended March 31, 2015, the Bank placed one loan totaling $160 thousand on nonaccrual status. This loan is secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2015, the Company had $7.7 million in restructured loans with specific allowances totaling $489 thousand. At December 31, 2014 , the Company had $7.8 million in restructured loans with specific allowances totaling $352 thousand. At March 31, 2015 and December 31, 2014, total restructured loans performing under the restructured terms and accruing interest were $6.7 million and $6.3 million, respectively. Four loans, totaling $947 thousand, were in nonaccrual status at March 31, 2015. Eight loans, totaling $1.4 million, were in nonaccrual status at December 31, 2014.

Deposits

Total deposits were $509.7 million and $503.8 million at March 31, 2015 and December 31, 2014, respectively. This represents an increase of $5.9 million or 1.17% during the three months ended March 31, 2015. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2015 and December 31, 2014.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $6.7 million or 4.23% from $159.4 million at December 31, 2014 to $166.1 million at March 31, 2015. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $477 thousand or 0.19% from $249.3 million at December 31, 2014 to $249.8 million at March 31, 2015. Time deposits decreased $1.4 million or 1.39% from $95.2 million at December 31, 2014 to $93.8 million at March 31, 2015. This is comprised of a decrease in time deposits of $250,000 and more of $251 thousand or 2.71% and a decrease in time deposits of less than $250,000 of $1.1 million or 1.25%. Certificates of deposit also included $12.9 million in brokered certificates of deposit at March 31, 2015 and December 31, 2014.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2015 was $74.5 million, reflecting a percentage of total assets of 12.15%, as compared to $73.1 million and 11.67% at December 31, 2014. During the first quarter of 2014 and 2015, the Company declared dividends of $0.19 and $0.20 per share, respectively. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at March 31, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital.
The $7.0 million in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Company's trust preferred securities continue to be included in Tier 1 capital and total capital until they mature, pursuant to a "grandfathering" provision that exempts the Company's securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities.

For capital adequacy purposes, during 2015, financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The Company’s policy requires a Tier 1 common equity risk-based capital ratio of 7.00%, a Tier 1 risk-based capital ratio of at least 8.50%, a total risk-based capital ratio of at least 10.50% and a minimum Tier 1 leverage ratio of 6.50%. The Company's Tier 1 common risk-based capital ratio was 17.67% at March 31, 2015. The Company’s Tier 1 risk-based capital ratio was 17.67% at March 31, 2015 as compared to 17.90% at December 31, 2014. The Company’s total risk-based capital ratio was 18.82% at March 31, 2015 as compared to 19.06% at December 31, 2014. The Company’s Tier 1 capital to average total assets ratio was 12.97% at March 31, 2015 as compared to 12.86% at December 31, 2014. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2015, liquid assets totaled $219.9 million as compared to $219.2 million at December 31, 2014. These amounts represent 40.79% and 39.59% of total liabilities at March 31, 2015 and December 31, 2014, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2014 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.    Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of May, 2015.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.