Form 10-Q
period 2015-06-30
EAGLE FINANCIAL SERVICES INC
filed 2015-08-12
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of July 31, 2015 was 3,494,215.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$8,101	$9,075
Interest-bearing deposits with other institutions	4,044	25,489
Total cash and cash equivalents	12,145	34,564
Securities available for sale, at fair value	105,736	94,165
Restricted investments	1,946	2,808
Loans	486,028	469,820
Allowance for loan losses	(5,536)	(5,080)
Net Loans	480,492	464,740
Bank premises and equipment, net	20,805	19,015
Other real estate owned, net of allowance	2,261	2,102
Other assets	10,930	9,436
Total assets	$634,315	$626,830
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$171,368	$159,352
Savings and interest bearing demand deposits	257,575	249,305
Time deposits	93,844	95,159
Total deposits	$522,787	$503,816
Federal funds purchased	8,329	—
Federal Home Loan Bank advances	20,000	40,000
Trust preferred capital notes	7,217	7,217
Other liabilities	2,039	2,665
Total liabilities	$560,372	$553,698
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2015, 3,495,800 including 23,551 shares of unvested restricted stock; issued and outstanding 2014, 3,463,665 including 15,151 shares of unvested restricted stock	8,681	8,621
Surplus	13,089	12,618
Retained earnings	51,439	50,578
Accumulated other comprehensive income	734	1,315
Total shareholders’ equity	$73,943	$73,132
Total liabilities and shareholders’ equity	$634,315	$626,830
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and Dividend Income
Interest and fees on loans	$5,437	$5,589	$10,738	$10,920
Interest and dividends on securities available for sale:
Taxable interest income	406	482	782	989
Interest income exempt from federal income taxes	246	278	489	564
Dividends	26	46	33	71
Interest on deposits with other institutions	6	1	17	2
Total interest and dividend income	$6,121	$6,396	$12,059	$12,546
Interest Expense
Interest on deposits	182	245	366	489
Interest on federal funds purchased and securities sold under agreements to repurchase	1	7	1	20
Interest on Federal Home Loan Bank advances	66	158	200	317
Interest on trust preferred capital notes	33	32	66	65
Interest on interest rate swap	45	46	91	92
Total interest expense	$327	$488	$724	$983
Net interest income	$5,794	$5,908	$11,335	$11,563
Provision For (Recovery of) Loan Losses	300	(283)	433	—
Net interest income after provision for (recovery of) loan losses	$5,494	$6,191	$10,902	$11,563
Noninterest Income
Income from fiduciary activities	$356	$362	$784	$661
Service charges on deposit accounts	307	319	597	652
Other service charges and fees	930	827	1,686	1,480
Gain on sale of securities	22	6	96	6
Other operating income	29	46	110	112
Total noninterest income	$1,644	$1,560	$3,273	$2,911
Noninterest Expenses
Salaries and employee benefits	$3,112	$2,926	$6,107	$5,751
Occupancy expenses	436	307	782	644
Equipment expenses	260	167	406	349
Advertising and marketing expenses	184	126	303	258
Stationery and supplies	61	74	112	164
ATM network fees	191	201	349	358
Other real estate owned expense	14	6	20	10
Loss (gain) on the sale of other real estate owned	73	(17)	92	(17)
FDIC assessment	103	86	211	167
Computer software expense	192	213	413	412
Bank franchise tax	126	117	243	219
Professional fees	261	254	503	471
Cost to terminate operating lease	520	—	520	—
Other operating expenses	598	506	1,128	1,023
Total noninterest expenses	$6,131	$4,966	$11,189	$9,809
Income before income taxes	$1,007	$2,785	$2,986	$4,665
Income Tax Expense	209	827	733	1,344
Net income	$798	$1,958	$2,253	$3,321
Earnings Per Share
Net income per common share, basic	$0.23	$0.57	$0.65	$0.97
Net income per common share, diluted	$0.23	$0.57	$0.65	$0.97
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$798	$1,958	$2,253	$3,321
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of deferred income tax expense (benefit) of ($523) and $276 for the three months ended, respectively and ($317) and $628 for the six month ended, respectively	(1,012)	535	(615)	1,219
Change in fair value of interest rate swap, net of deferred income tax expense of $12 and $6 for the three months ended, respectively and $18 and $19 for the six months ended, respectively	23	12	34	38
Total other comprehensive (loss) income	(989)	547	(581)	1,257
Total comprehensive (loss) income	$(191)	$2,505	$1,672	$4,578
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	$8,482	$11,537	$46,082	$305	$66,406
Net income			3,321		3,321
Other comprehensive income				1,257	1,257
Vesting of restricted stock awards, stock incentive plan (10,009 shares)	25	(25)			—
Income tax benefit on vesting of restricted stock		11			11
Stock-based compensation expense		52			52
Issuance of common stock, dividend investment plan (15,682 shares)	39	298			337
Issuance of common stock, employee benefit plan (6,105 shares)	15	122			137
Dividends declared ($0.38 per share)			(1,298)		(1,298)
Balance, June 30, 2014	$8,561	$11,995	$48,105	$1,562	$70,223

Balance, December 31, 2014	$8,621	$12,618	$50,578	$1,315	73,132
Net income			2,253		2,253
Other comprehensive (loss)				(581)	(581)
Vesting of restricted stock awards, stock incentive plan (6,250 shares)	16	(16)			—
Income tax benefit on vesting of restricted stock		5			5
Stock-based compensation expense		132			132
Issuance of common stock, dividend investment plan (16,610 shares)	42	332			374
Issuance of common stock, employee benefit plan (875 shares)	2	18			20
Dividends declared ($0.40 per share)			(1,392)		(1,392)
Balance, June 30, 2015	$8,681	$13,089	$51,439	$734	$73,943
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$2,253	$3,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	398	400
Amortization of intangible and other assets	110	77
Provision for loan losses	433	—
Loss (gain) on the sale of other real estate owned	92	(17)
(Gain) on the sale of premises and equipment	(5)	—
Loss on the sale of repossessed assets	1	4
(Gain) on the sale of securities	(96)	(6)
Stock-based compensation expense	132	52
Premium amortization on securities, net	104	54
Changes in assets and liabilities:
(Increase) in other assets	(1,306)	(108)
(Decrease) in other liabilities	(574)	(672)
Net cash provided by operating activities	$1,542	$3,105
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$5,131	$6,536
Proceeds from the sale of securities available for sale	2,324	1,004
Purchases of securities available for sale	(19,966)	(3,429)
Proceeds from the sale of restricted investments	900	284
Purchases of restricted investments	(38)	(450)
Purchases of bank premises and equipment	(2,188)	(333)
Proceeds from the sale of other real estate owned	310	34
Proceeds from the sale of bank premises and equipment	5	—
Proceeds from the sale of repossessed assets	8	19
Net (increase) in loans	(16,749)	(19,993)
Net cash (used in) investing activities	$(30,263)	$(16,328)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$20,286	$7,667
Net (decrease) in time deposits	(1,315)	(3,209)
Net increase in federal funds purchased	8,329	—
Net (decrease) increase in Federal Home Loan Bank advances	(20,000)	7,750
Issuance of common stock, employee benefit plan	20	137
Cash dividends paid	(1,018)	(960)
Net cash provided by financing activities	$6,302	$11,385

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Six Months Ended
	June 30,
	2015	2014
(Decrease) in cash and cash equivalents	$(22,419)	$(1,838)
Cash and Cash Equivalents
Beginning	34,564	14,243
Ending	$12,145	$12,405
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$812	$993
Income taxes	$583	$705
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(932)	$1,847
Change in fair value of interest rate swap	$53	$57
Other real estate and repossessed assets acquired in settlement of loans	$564	$330
Issuance of common stock, dividend investment plan	$374	$337

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2015
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2015 and December 31, 2014, the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures. The Company recognizes compensation expense over the restricted period. As of June 30, 2015, there was $234 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents Restricted Stock activity for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	15,151	$22.27	17,050	$19.92
Granted	14,650	23.85	14,900	23.50
Vested	(6,250)	20.95	(10,009)	19.65
Forfeited	—	—	(790)	21.80
Nonvested, end of period	23,551	$23.61	21,151	$22.50

NOTE 3. Earnings Per Common Share

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Nonvested restricted shares are included in basic earnings per share because of dividend participation and voting rights. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The number of potential common shares is determined using the treasury method.

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2015 and 2014 and the effect on the weighted average number of shares of dilutive potential common stock. During 2015, there were no potentially dilutive securities outstanding. For the three and six months ended June 30, 2014, 9,333 and 9,405 stock options were considered anti-dilutive and were excluded from the calculations of diluted earnings per share because their exercise prices exceeded the fair value of our common stock during those periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Average number of common shares outstanding	3,487,215	3,428,699	3,482,259	3,421,351
Effect of dilutive common stock	—	667	—	595
Average number of common shares outstanding used to calculate diluted earnings per share	3,487,215	3,429,366	3,482,259	3,421,946

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$42,306	$517	$(347)	$42,476
Mortgage-backed securities	23,336	370	(232)	23,474
Obligations of states and political subdivisions	38,803	1,082	(99)	39,786
	$104,445	$1,969	$(678)	$105,736
	December 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$36,911	$599	$(299)	$37,211
Mortgage-backed securities	15,245	545	(11)	15,779
Obligations of states and political subdivisions	39,025	1,432	(47)	40,410
Corporate securities	761	4	—	765
	$91,942	$2,580	$(357)	$94,165

During the six months ended June 30, 2015, the Company received proceeds of $2.3 million on sales of available for sale securities for a gross gain of $96 thousand. There were no losses on the sale of available for sale securities during the six months ended June 30, 2015. During the six months ended June 30, 2014, the Company sold $1.0 million available for sale securities for a gross gain of $6 thousand. There were no losses on the sale of available for sale securities during the six months ended June 30, 2014.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2015 and December 31, 2014 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$19,512	$277	$4,929	$70	$24,441	$347
Mortgage-backed securities	11,305	204	1,264	28	12,569	232
Obligations of states and political subdivisions	5,893	74	989	25	6,882	99
	$36,710	$555	$7,182	$123	$43,892	$678
	December 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,997	$1	$21,615	$298	$23,612	$299
Mortgage-backed securities	—	—	1,444	11	1,444	11
Obligations of states and political subdivisions	2,998	12	2,414	35	5,412	47
	$4,995	$13	$25,473	$344	$30,468	$357

Gross unrealized losses on available for sale securities included fifty (50) and thirty-eight (38) debt securities at June 30, 2015 and December 31, 2014, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2015 and December 31, 2014 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at June 30, 2015 and December 31, 2014. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $3.4 million at June 30, 2015 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,462	2,324
Community Bankers’ Bank Stock	140	140
	$1,946	$2,808

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2015 and 2014 and the year ended December 31, 2014 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2015	2014	2014
		(in thousands)
Balance, beginning	$5,080	$5,488	$5,488
Provision charged to operating expense	433	350	—
Recoveries added to the allowance	343	725	588
Loan losses charged to the allowance	(320)	(1,483)	(205)
Balance, ending	$5,536	$5,080	$5,871

Nonaccrual and past due loans by class at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$157	$—	$—	$157	$28,178	$28,335	$—	$946
Commercial Real Estate:
Owner Occupied	1,400	—	—	1,400	108,644	110,044	—	1,803
Non-owner occupied	—	150	775	925	63,390	64,315	—	1,133
Construction and Farmland:
Residential	51	—	—	51	7,363	7,414	—	—
Commercial	—	730	46	776	29,740	30,516	—	383
Consumer:
Installment	108	20	—	128	13,427	13,555	—	—
Residential:
Equity Lines	405	280	—	685	33,526	34,211	—	286
Single family	1,641	455	1,133	3,229	187,805	191,034	68	2,227
Multifamily	—	—	—	—	4,706	4,706	—	—
All Other Loans	—	—	—	—	1,898	1,898	—	—
Total	$3,762	$1,635	$1,954	$7,351	$478,677	$486,028	$68	$6,778

	December 31, 2014
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$28	$—	$—	$28	$28,104	$28,132	$—	$2,106
Commercial Real Estate:
Owner Occupied	2,191	—	—	2,191	97,516	99,707	—	2,591
Non-owner occupied	56	210	808	1,074	60,518	61,592	—	1,231
Construction and Farmland:
Residential	—	52	—	52	5,149	5,201	—	—
Commercial	—	—	57	57	31,231	31,288	—	787
Consumer:
Installment	50	15	6	71	13,803	13,874	6	—
Residential:
Equity Lines	132	41	185	358	30,763	31,121	—	331
Single family	1,243	440	644	2,327	191,246	193,573	—	3,660
Multifamily	—	—	—	—	3,016	3,016	—	—
All Other Loans	—	—	—	—	2,316	2,316	—	—
Total	$3,700	$758	$1,700	$6,158	$463,662	$469,820	$6	$10,706

Allowance for loan losses by segment at June 30, 2015 and December 31, 2014 were as follows:

	As of and For the Six Months Ended
	June 30, 2015
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Charge-Offs	(120)	(109)	(47)	—	(33)	(11)	—	(320)
Recoveries	55	41	37	176	20	14	—	343
Provision	220	203	41	(225)	4	30	160	433
Ending balance	$1,106	$2,112	$1,378	$415	$94	$75	$356	$5,536
Ending balance: Individually evaluated for impairment	$214	$529	$174	$28	$—	$—	$—	$945
Ending balance: collectively evaluated for impairment	$892	$1,583	$1,204	$387	$94	$75	$356	$4,591
Loans:
Ending balance	$37,930	$229,951	$174,359	$28,335	$13,555	$1,898	$—	$486,028
Ending balance individually evaluated for impairment	$2,317	$6,959	$4,806	$1,024	$—	$—	$—	$15,106
Ending balance collectively evaluated for impairment	$35,613	$222,992	$169,553	$27,311	$13,555	$1,898	$—	$470,922

	As of and for the Twelve Months Ended
	December 31, 2014
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Charge-Offs	(482)	(808)	(83)	—	(86)	(24)	—	(1,483)
Recoveries	26	63	381	164	87	4	—	725
Provision	375	497	(288)	(255)	—	(20)	41	350
Ending balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Ending balance: Individually evaluated for impairment	$93	$303	$203	$44	$—	$—	$—	$643
Ending balance: collectively evaluated for impairment	$858	$1,674	$1,144	$420	$103	$42	$196	$4,437
Loans:
Ending balance	$36,489	$227,710	$161,299	$28,132	$13,874	$2,316	$—	$469,820
Ending balance individually evaluated for impairment	$2,665	$6,550	$5,716	$2,106	$—	$—	$—	$17,037
Ending balance collectively evaluated for impairment	$33,824	$221,160	$155,583	$26,026	$13,874	$2,316	$—	$452,783

Impaired loans by class as of and for the periods ended June 30, 2015 and December 31, 2014 were as follows:

	As of and for the Six Months Ended
	June 30, 2015
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$1,140	$947	$—	$1,185	$1
Commercial Real Estate:
Owner Occupied	1,835	1,707	—	1,761	13
Non-owner occupied	1,289	1,133	—	1,143	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,382	1,370	—	1,399	26
Residential:
Equity lines	400	222	—	223	1
Single family	4,434	4,097	—	4,196	59
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$10,480	$9,476	$—	$9,907	$100
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$77	$77	$28	$83	$9
Commercial Real Estate:
Owner Occupied	673	660	35	666	8
Non-owner occupied	1,307	1,311	139	1,320	35
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	976	949	214	966	20
Residential:
Equity lines	218	64	64	64	—
Single family	2,592	2,590	465	2,608	41
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$5,843	$5,651	$945	$5,707	$113
Total:
Commercial	$1,217	$1,024	$28	$1,268	$10
Commercial Real Estate	5,104	4,811	174	4,890	56
Construction and Farmland	2,358	2,319	214	2,365	46
Residential	7,644	6,973	529	7,091	101
Other	—	—	—	—	—
Total	$16,323	$15,127	$945	$15,614	$213
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

The average recorded investment of impaired loans for the three months ended June 30, 2015 was $15.3 million. The interest income recognized on impaired loans for the three months ended June 30, 2015 was $35 thousand.

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
Credit quality information by class at June 30, 2015 and December 31, 2014 was as follows:

	As of
	June 30, 2015
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,377	$2,237	$78	$506	$137	$—	$28,335
Commercial Real Estate:
Owner Occupied	91,754	15,955	178	1,119	1,038	—	110,044
Non-owner occupied	47,896	14,638	—	1,781	—	—	64,315
Construction and Farmland:
Residential	7,273	141	—	—	—	—	7,414
Commercial	19,914	8,925	74	1,603	—	—	30,516
Residential:
Equity Lines	30,050	3,875	—	148	138	—	34,211
Single family	165,230	19,735	156	5,552	361	—	191,034
Multifamily	4,706	—	—	—	—	—	4,706
All other loans	1,845	53	—	—	—	—	1,898
Total	$394,045	$65,559	$486	$10,709	$1,674	$—	$472,473

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,427	$128

	As of
	December 31, 2014
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$24,579	$1,775	$21	$701	$1,056	$—	$28,132
Commercial Real Estate:
Owner Occupied	77,979	17,401	—	3,189	1,138	—	99,707
Non-owner occupied	42,630	14,779	1,402	2,733	48	—	61,592
Construction and Farm land:
Residential	5,112	89	—	—	—	—	5,201
Commercial	23,192	5,184	2,083	750	79	—	31,288
Residential:
Equity Lines	29,440	1,429	—	185	67	—	31,121
Single family	165,932	21,011	—	6,062	568	—	193,573
Multifamily	2,144	872	—	—	—	—	3,016
All other loans	2,316	—	—	—	—	—	2,316
Total	$373,324	$62,540	$3,506	$13,620	$2,956	$—	$455,946

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,803	$71

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

There were twenty-six (26) troubled debt restructured loans totaling $8.1 million at June 30, 2015. At December 31, 2014, there were twenty-five (25) troubled debt restructured loans totaling $7.8 million. Four loans, totaling $919 thousand, were in nonaccrual status at June 30, 2015. Eight loans, totaling $1.4 million, were in nonaccrual status at December 31, 2014. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2015 or December 31, 2014.

The following tables and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and six months ended June 30, 2015 and June 30, 2014:

		Three Months Ended
		June 30, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	1	519	523
	1	$519	$523

		Six Months Ended
		June 30, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	1	519	523
Total	1	$519	$523

During the three and six months ended June 30, 2015, the Company restructured one loan by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by changing the amortization period and interest rate in order to reduce the monthly payments.

During the three and six months ended June 30, 2014, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	June 30, 2015
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$78
Residential:
Equity lines	1	64
Total	2	$142

	Three Months Ended
	June 30, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,612
Total	2	$1,612

	Six Months Ended
	June 30, 2015
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$78
Residential:
Equity Lines	1	64
Total	2	$142

	Six Months Ended
	June 30, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,612
Total	2	$1,612

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Noninterest bearing demand deposits	$171,368	$159,352
Savings and interest bearing demand deposits:
NOW accounts	$83,551	$81,441
Money market accounts	98,179	98,314
Regular savings accounts	75,845	69,550
	$257,575	$249,305
Time deposits:
Balances of less than $250,000	$84,080	$85,899
Balances of $250,000 and more	9,764	9,260
	$93,844	$95,159
	$522,787	$503,816

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

Net periodic benefit costs of the postretirement benefit plan for the three months ended June 30, 2015 and 2014 were zero and $(1) thousand, respectively. Net periodic benefit costs of the postretirement benefit plan for the six months ended June 30, 2015 and 2014 were $(1) thousand and $(2) thousand, respectively.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. The principal asset of Trust II is $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. The securities have a LIBOR-indexed floating rate of interest and the interest rate at June 30, 2015 was 1.90%. The securities have a mandatory redemption date of September 1, 2037, and were subject to varying call provisions beginning September 1, 2012.

The trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At June 30, 2015, the total amount ($7.0 million) of trust preferred securities issued by Trust II is included in the Company’s Tier 1 capital.

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

On July 29, 2015, the pool to which the Company's $7.0 million in outstanding trust preferred capital notes belonged was liquidated by means of auction. The Company was successful in purchasing the outstanding notes at a price of 65.375% of par or $4.6 million in cash.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

		Fair Value Measurements at
		June 30, 2015
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$42,476	$—	$42,476	$—
Mortgage-backed securities	23,474	—	23,474	—
Obligations of states and political subdivisions	39,786	—	39,786	—
Total assets at fair value	$105,736	$—	$105,736	$—
Liabilities:
Interest rate swap	$237	—	$237	—
Total liabilities at fair value	$237	$—	$237	$—

		Fair Value Measurements at
		December 31, 2014
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,211	$—	$37,211	$—
Mortgage-backed securities	15,779	—	15,779	—
Obligations of states and political subdivisions	40,410	—	40,410	—
Corporate securities	765	—	765	—
Total assets at fair value	$94,165	$—	$94,165	$—
Liabilities:
Interest rate swap	$289	—	$289	—
Total liabilities at fair value	$289	$—	$289	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at June 30, 2015 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	June 30, 2015
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	10% - 25%	15%
Other real estate owned	Discounted appraised value	Selling cost	6% - 13%	9%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014:

		Fair Value at
		June 30, 2015
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$4,706	$—	$—	$4,706
Nonfinancial Assets:
Other real estate owned	2,261	—	—	2,261
		Fair Value at
		December 31, 2014
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,751	$—	$—	$1,751
Nonfinancial Assets:
Other real estate owned	2,102	—	—	2,102

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

The carrying value and fair value of the Company’s financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	Fair Value Measurements at
	June 30, 2015
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)	June 30, 2015
	(in thousands)
Financial Assets:
Cash and due from banks and interest-bearing deposits	$12,145	$12,145	$—	$—	$12,145
Securities available for sale	105,736	—	105,736	—	105,736
Restricted Investments	1,946	—	1,946	—	1,946
Loans, net	480,492	—	—	486,066	486,066
Accrued interest receivable	1,654	—	1,654	—	1,654

Financial Liabilities:
Deposits	$522,787	$—	$522,839	$—	$522,839
Federal funds purchased	8,329	—	8,329	—	8,329
Federal Home Loan Bank advances	20,000	—	20,058	—	20,058
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	72	—	72	—	72
Interest rate swap contract	237	—	237	—	237

	Fair Value Measurements at
	December 31, 2014
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
	(in thousands)
Financial assets:
Cash and due from banks and interest-bearing deposits	$34,564	$34,564	$—	$—	$34,564
Securities available for sale	94,165	—	94,165	—	94,165
Restricted Investments	2,808	—	2,808	—	2,808
Loans, net	464,740	—	—	470,781	470,781
Accrued interest receivable	1,703	—	1,703	—	1,703

Financial liabilities:
Deposits	$503,816	$—	$503,917	$—	$503,917
Federal Home Loan Bank advances	40,000	—	40,152	—	40,152
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	160	—	160	—	160
Interest rate swap contract	289	—	289	—	289

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

The following table summarizes the fair value of derivative instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$237	Other Liabilities	$289

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheets at June 30, 2015 and 2014 and the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2015	2014		2015	2014
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$23	$12	Not applicable	$—	$—

	Six Months Ended
	June 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2015	2014		2015	2014
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$34	$38	Not applicable	$—	$—

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended
	June 30,
	2015				2014
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
April 1	$1,863	$(179)	$39	$1,723	$1,231	$(260)	$44	$1,015
Other comprehensive (loss) income before reclassifications	(1,512)	35	—	(1,477)	817	18	—	835
Reclassifications adjustments	(22)	—	—	(22)	(6)	—	—	(6)
Tax effect of current period changes	522	(12)	—	510	(276)	(6)	—	(282)
Current period changes net of taxes	(1,012)	23	—	(989)	535	12	—	547
June 30	$851	$(156)	$39	$734	$1,766	$(248)	$44	$1,562

	Six Months Ended
	June 30,
	2015				2014
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$1,466	$(190)	$39	$1,315	$547	$(286)	$44	$305
Other comprehensive (loss) income before reclassifications	(836)	52	—	(784)	1,853	57	—	1,910
Reclassifications adjustments	(96)	—	—	(96)	(6)	—	—	(6)
Tax effect of current period changes	317	(18)	—	299	(628)	(19)	—	(647)
Current period changes net of taxes	(615)	34	—	(581)	1,219	38	—	1,257
June 30	$851	$(156)	$39	$734	$1,766	$(248)	$44	$1,562

For the three and six months ended June 30, 2015, $22 thousand and $96 thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statements of Income. The tax related to these reclassifications was $7 thousand and $33 thousand for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, $6 thousand was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statements of Income. The tax related to these reclassifications was $2 thousand for the three and six months ended June 30, 2014. The tax is included in income tax expense in the Consolidated Statements of Income.

NOTE 13. Recent Accounting Pronouncements

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on our consolidated financial statements.

NOTE 14. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the six months ended June 30, 2015 and 2014 and the year ended December 31, 2014:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2015	2014	2014
	(in thousands)
Balance, beginning	$2,102	$1,646	$1,646
Net loans transferred to OREO	561	1,248	330
Sales	(402)	(792)	(17)
Valuation adjustments	—	—	—
Balance, ending	$2,261	$2,102	$1,959

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2015 and December 31, 2014 were as follows:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Construction and Farmland	$1,401	$1,531
Residential Real Estate	455	166
Commercial Real Estate	405	405
Subtotal	$2,261	$2,102
Less valuation allowance	—	—
Total	$2,261	$2,102

Consumer mortgage loans collateralized by residential real estate in the process of foreclosure at June 30, 2015 and December 31, 2014 were $236 thousand and zero, respectively.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At June 30, 2015, the Company had total assets of $634.3 million, net loans of $480.5 million, total deposits of $522.8 million, and shareholders’ equity of $73.9 million. The Company’s net income was $2.3 million for the six months ended June 30, 2015.

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

Construction and Land Development Lending

The Bank makes local construction loans, primarily residential, and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of most construction loans is less than one year and the Bank offers both fixed and variable rate interest structures. The interest rate structure offered to customers depends on the total amount of these loans outstanding and the impact of the interest rate structure on the Bank’s overall interest rate risk. There are two characteristics of construction lending which impact its overall risk as compared to residential mortgage lending. First, there is more concentration risk due to the extension of a large loan balance through several lines of credit to a single developer or contractor. Second, there is more collateral risk due to the fact that loan funds are provided to the borrower based upon the estimated value of the collateral after completion. This could cause an inaccurate estimate of the amount needed to complete construction or an excessive loan-to-value ratio. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of the estimated appraised value of the finished construction project. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners. Finally, the Bank performs inspections of the construction projects to ensure that the percentage of construction completed correlates with the amount of draws on the construction line of credit.

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

The allowance for loan losses is an estimate of probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated, including impairment losses based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the estimated losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating general and specific losses in the portfolio. As specific loans are identified or losses are experienced on these loans, they will be reflected within the general or specific allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2014 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2015 was $2.3 million, a decrease of $1.1 million or 32.16% as compared to net income for the six months ended June 30, 2014 of $3.3 million. Basic earnings per share were $0.65 and $0.97 for the six months ended June 30, 2015 and 2014, respectively. Diluted earnings per share were $0.65 and $0.97 for the six months ended June 30, 2015 and 2014, respectively. Net income during the second quarter of 2015 was $798 thousand, a decrease of $1.2 million or 59.24% as compared to net income during the second quarter of 2014 of $2.0 million. Earnings per share, basic and diluted were $0.23 and $0.57 for the second quarter of 2015 and 2014, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2015 and 2014 was 0.74% and 1.31%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2015 and 2014 was 6.16% and 11.37%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $11.3 million and $11.6 million for the six months ended June 30, 2015 and 2014, respectively, which represents a decrease of $228 thousand or 1.97%. Net interest income was $5.8 million and $5.9 million for the three months ended June 30, 2015 and 2014, respectively, which represents a decrease of $114 thousand or 1.93%. Average interest earning assets increased $14.5 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 while the average yield decreased 32 basis points over that same period.

Total interest income was $12.1 million and $12.5 million for the six months ended June 30, 2015 and 2014, respectively, which represents a decrease of $487 thousand or 3.88%. Total interest income was $6.1 million and $6.4 million for the three months ended June 30, 2015 and 2014, respectively, which represents a decrease of $275 thousand or 4.30%. Total interest expense was $724 thousand and $983 thousand for the six months ended June 30, 2015 and 2014, respectively, which represents a decrease of $259 thousand or 26.35%. Total interest expense was $327 thousand and $488 thousand for the three months ended June 30, 2015 and 2014, respectively, which represents a decrease of $161 thousand or 32.99%. The decrease in interest expense during both periods is attributable to decreases in outstanding FHLB advances year over year coupled with higher rate advances being replaced with lower rate advances. In addition, there have been shifts in the deposit mix from higher interest time deposit accounts to lower interest or noninterest bearing deposit accounts. Average interest bearing liabilities decreased $7.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 while the rate on interest bearing liabilities decreased 16 basis points over the same period.

The net interest margin was 4.07% and 4.31% for the six months ended June 30, 2015 and 2014, respectively. The net interest margin was 4.13% and 4.32% for the three months ended June 30, 2015 and 2014, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2015 and 2014. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates. This decline will likely occur more rapidly than the decline in cost of funds due to the low level of interest rates currently being paid on interest bearing liabilities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,437	$5,589	$10,738	$10,920
Interest Income - Securities and Other Interest-Earnings Assets	684	807	1,321	1,626
Interest Expense - Deposits	182	245	366	489
Interest Expense - Other Borrowings	145	243	358	494
Total Net Interest Income	$5,794	$5,908	$11,335	$11,563
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$24	$21	$61	$42
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	127	145	252	291
Total Tax Benefit on Tax-Exempt Interest Income	$151	$166	$313	$333
Tax-Equivalent Net Interest Income	$5,945	$6,074	$11,648	$11,896

The tax-equivalent yield on earning assets decreased 34 basis points from 4.66% for the six months ended June 30, 2014 to 4.32% for the same period in 2015. During that same time, the tax-equivalent yield on securities decreased 53 basis points from 3.68% to 3.15%. The tax equivalent yield on loans decreased 20 basis points from 4.85% for the six months ended June 30, 2014 to 4.65% for the same time period in 2015. The average rate on interest bearing liabilities decreased 13 basis points from 0.52% for the six months ended June 30, 2014 to 0.39% for the same time period in 2015. The average rate on interest bearing deposits decreased 8 basis points from 0.29% to 0.21% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased. The average rate on these borrowings decreased from 1.09% to 0.53% for the six months ended June 30, 2014 and 2015, respectively. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 79 basis points from 2.41% to 1.62% for the six months ended June 30, 2014 and 2015. As advances mature and the funding need arises, higher rate FHLB borrowings have been replaced by lower rate FHLB borrowings due to the current interest rate environment. There were no significant changes in asset mix during the six months ended June 30, 2015.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $433 thousand and zero for the six months ended June 30, 2015 and 2014, respectively. The increase in provision for loan losses is mainly reflective of the increase in the loss estimate component of the general allocation. During the third quarter of 2014, the loss estimate component history was expanded from three years to five years in order to more accurately capture the loss history of the Company. From June 30, 2014 to June 30, 2015 the loss estimate component of the general allocation increased by $593 thousand from $2.0 million to $2.6 million.

Noninterest Income

Total noninterest income for the six months ended June 30, 2015 and 2014 was $3.3 million and $2.9 million, respectively, which represents an increase of $362 thousand or 12.44%. Total noninterest income for the three months ended June 30, 2015 and 2014 was $1.6 million. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three and six months ended June 30, 2015 and 2014, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Income from fiduciary activities	$356	$362	$(6)	(2)%	$784	$661	$123	19%
Service charges on deposit accounts	307	319	(12)	(4)%	597	652	(55)	(8)%
Other service charges and fees	930	827	103	12%	1,686	1,480	206	14%
Gain on sale of securities	22	6	16	NM	96	6	90	NM
Other operating income	29	46	(17)	(37)%	110	112	(2)	(2)%
Total noninterest income	$1,644	$1,560	$84	5%	$3,273	$2,911	$362	12%

NM - Not Meaningful

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, a division of the Bank, increased $123 thousand or 18.61% from $661 thousand during the three months ended June 30, 2014 to $784 thousand during the three months ended June 30, 2015. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2015, the Company collected and recognized into income approximately $100 thousand of prior year trust fees from one client, causing an increase in income from fiduciary activities. These particular fees were not accrued during prior years due to questions of collectability from the client. In future periods, trust fees for this client will be accrued and billed on a quarterly basis.

Other service charges and fees increased $103 thousand or 12.45% from $827 thousand during the three months ended June 30, 2014 to $930 thousand during the three months ended June 30, 2015. Other service charges and fees increased $206 thousand or 13.92% from $1.5 million during the six months ended June 30, 2014 to $1.7 million during the six months ended June 30, 2015. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. This increase can mostly be attributed to increased activity in non-deposit investment products.

Noninterest Expenses

Total noninterest expenses increased $1.1 million or 23.46% from $5.0 million to $6.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2015. Total noninterest expenses increased $1.4 million or 14.07% from $9.8 million to $11.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2015. The majority of this increase results from the hiring of new employees and the expenses related to branching efforts. In addition, the company experienced a $520 thousand one-time expense resulting from the adjustment to the purchase price of land acquired in June 2015. On June 10, 2015, the Company purchased the land, subject to the existing lease, and recorded the excess of the purchase price over the fair value of the land as a cost to terminate the operating lease.

The efficiency ratio of the Company was 74.85% and 65.22% for the six months ended June 30, 2015 and 2014. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2015 and 2014, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$3,112	$2,926	$186	6%	$6,107	$5,751	$356	6%
Occupancy expenses	436	307	129	42%	782	644	138	21%
Equipment expenses	260	167	93	56%	406	349	57	16%
Advertising and marketing expenses	184	126	58	46%	303	258	45	17%
Stationary and supplies	61	74	(13)	(18)%	112	164	(52)	(32)%
ATM network fees	191	201	(10)	(5)%	349	358	(9)	(3)%
Other real estate owned expense	14	6	8	133%	20	10	10	100%
(Gain) loss on the sale of other real estate owned	73	(17)	90	NM	92	(17)	109	NM
FDIC assessment	103	86	17	20%	211	167	44	26%
Computer software expense	192	213	(21)	(10)%	413	412	1	—%
Bank franchise tax	126	117	9	8%	243	219	24	11%
Professional fees	261	254	7	3%	503	471	32	7%
Cost to terminate operating lease	520	—	520	NM	520	—	520	NM
Other operating expenses	598	506	92	18%	1,128	1,023	105	10%
Total noninterest expenses	$6,131	$4,966	$1,165	23%	$11,189	$9,809	$1,380	14%

NM - Not Meaningful

The Company has hired additional retail staff for the opening of two new retail branches. Five new employees were hired for the One Loudoun branch located in Ashburn, Virginia during the fourth quarter of 2014 and the first quarter of 2015. This branch opened in April 2015. The second new branch, located in Leesburg, Virginia, is anticipated to open during the 2015 fall timeframe. During the first quarter of 2015, three fulltime employees were hired for that facility. Additionally, in February 2015, with the decision to no longer outsource its internal audit function, the Company hired a Director of Internal Audit. Additional hires of middle management positions were also made during the first quarter of 2015 to address infrastructure and growth needs. These branching and hiring efforts have impacted salaries and employee benefits, occupancy expenses, equipment expenses and advertising and marketing expenses.

Professional fees have increased during the three and six months ended June 30, 2015 over 2014, despite bringing the internal audit function in-house. This increase is due mostly to increased legal expenses related to problem loans and branching efforts.

Income Taxes

Income tax expense was $733 thousand and $1.3 million during the six months ended June 30, 2015 and 2014, respectively. The effective tax rate was 24.55% and 28.81% for the six months ended June 30, 2015 and 2014, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans as well as tax credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $105.7 million at June 30, 2015, compared to $94.2 million at December 31, 2014. This represents an increase of $11.5 million or 12.29%. The Company purchased $20.0 million in securities during the six months ended June 30, 2015. The Company had total maturities and principal repayments of $5.1 million. There were $2.3 million in sales during the six months ended June 30, 2015. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2015. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2015 and December 31, 2014. The Company had a net unrealized gain on available for sale securities of $1.3 million at June 30, 2015 as compared to a net unrealized gain of $2.2 million at December 31, 2014. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $486.0 million and $469.8 million at June 30, 2015 and December 31, 2014, respectively. This represents an increase of $16.2 million or 3.45% during the six months ended June 30, 2015. The ratio of gross loans to deposits decreased during the six months ended June 30, 2015 from 93.25% at December 31, 2014 to 92.97% at June 30, 2015.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans secured by commercial real estate, and residential and commercial construction loans. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2015 and December 31, 2014.

Loans secured by real estate were $442.2 million or 90.99% and $425.5 million or 90.57% of total loans at June 30, 2015 and December 31, 2014, respectively. This represents an increase of $16.7 million or 3.93% during the six months ended June 30, 2015. Consumer installment loans were $13.6 million or 2.79% and $13.9 million or 2.95% of total loans at June 30, 2015 and December 31, 2014, respectively. This represents a decrease of $319 thousand or 2.30% during the six months ended June 30, 2015. Commercial and industrial loans were $28.3 million or 5.83% and $28.1 million or 5.99% of total loans at June 30, 2015 and December 31, 2014, respectively. This represents an increase of $203 thousand or 0.72% for the six months ended June 30, 2015.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2015 and 2014 and the year ended December 31, 2014. Charged-off loans were $320 thousand and $205 thousand for the six months ended June 30, 2015 and 2014, respectively. Recoveries were $343 thousand and $588 thousand for the six months ended June 30, 2015 and 2014, respectively. This resulted in net recoveries of $23 thousand and $383 thousand for the six months ended June 30, 2015 and 2014, respectively. The allowance for loan losses as a percentage of loans was 1.15% at June 30, 2015 and 1.08% at December 31, 2014. The allowance for loan losses was 60.78% of nonperforming assets at June 30, 2015 and 39.62% of nonperforming assets at December 31, 2014. Nonperforming assets decreased by $3.7 million during the six months ended June 30, 2015 due mainly to decreases in nonaccrual loans. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the uncertainty in the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $6.8 million and $10.7 million at June 30, 2015 and December 31, 2014, respectively. Other real estate owned and repossessed assets were $2.3 million and $2.1 million at June 30, 2015 and December 31, 2014, respectively. The Company held eight other real estate assets with an average balance of $283 thousand at June 30, 2015. At December 31, 2014, the company held nine other real estate assets with an average balance of $234 thousand. The percentage of nonperforming assets to loans and other real estate owned was 1.87% at June 30, 2015 and 2.72% at December 31, 2014. There were $68 thousand in loans past due 90 days or more and still accruing interest at June 30, 2015. Total loans past due 90 days or more and still accruing interest were $6 thousand at December 31, 2014. Loans past due 30 days or more increased $1.2 million between December 31, 2014 and June 30, 2015. The majority of this increase was due to a few large balance loans and is not necessarily indicative of future trends in nonperforming assets.

During the six months ended June 30, 2015, the Bank placed three loans totaling $869 thousand on nonaccrual status. These loans are secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2015, the Company had $8.1 million in restructured loans with specific allowances totaling $786 thousand. At December 31, 2014 , the Company had $7.8 million in restructured loans with specific allowances totaling $352 thousand. At June 30, 2015 and December 31, 2014, total restructured loans performing under the restructured terms and accruing interest were $7.2 million and $6.3 million, respectively. Four loans, totaling $919 thousand, were in nonaccrual status at June 30, 2015. Eight loans, totaling $1.4 million, were in nonaccrual status at December 31, 2014.

Deposits

Total deposits were $522.8 million and $503.8 million at June 30, 2015 and December 31, 2014, respectively. This represents an increase of $19.0 million or 3.77% during the six months ended June 30, 2015. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2015 and December 31, 2014.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $12.0 million or 7.54% from $159.4 million at December 31, 2014 to $171.4 million at June 30, 2015. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $8.3 million or 3.32% from $249.3 million at December 31, 2014 to $257.6 million at June 30, 2015. Time deposits decreased $1.4 million or 1.38% from $95.2 million at December 31, 2014 to $93.8 million at June 30, 2015. This is comprised of an increase in time deposits of $250,000 and more of $504 thousand or 5.44% and a decrease in time deposits of less than $250,000 of $1.8 million or 2.12%. Certificates of deposit also included $12.9 million in brokered certificates of deposit at June 30, 2015 and December 31, 2014.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2015 was $73.9 million, reflecting a percentage of total assets of 11.66%, as compared to $73.1 million and 11.67% at December 31, 2014. During the first half of 2014 and 2015, the Company declared dividends of $0.38 and $0.40 per share, respectively. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at June 30, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital.
The $7.0 million in trust preferred securities, issued by the Company during 2007, qualifies as Tier 1 capital because this amount does not exceed 25% of total capital, including the trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Company's trust preferred securities continue to be included in Tier 1 capital and total capital until they mature, pursuant to a "grandfathering" provision that exempts the Company's securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities. As discussed in Note 9 to the Consolidated Financial Statements, the pool to which the Company's $7.0 million in outstanding trust preferred capital notes belonged was liquidated by means of auction. The Company was successful in purchasing the outstanding notes, which will result in this amount no longer being outstanding and included in Tier 1 capital beginning in the third quarter 2015. Based on proforma calculations prepared by Management, this transaction will not cause the Company to fall below the well capitalized regulatory minimum.
For capital adequacy purposes, during 2015, financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The Company’s policy requires a Tier 1 common equity risk-based capital ratio of 7.00%, a Tier 1 risk-based capital ratio of at least 8.50%, a total risk-based capital ratio of at least 10.50% and a minimum Tier 1 leverage ratio of 6.50%. The Company's Tier 1 common risk-based capital ratio was 16.68% at June 30, 2015. The Company’s Tier 1 risk-based capital ratio was 16.68% at June 30, 2015 as compared to 17.90% at December 31, 2014. The Company’s total risk-based capital ratio was 17.84% at June 30, 2015 as compared to 19.06% at December 31, 2014. The Company’s Tier 1 capital to average total assets ratio was 12.95% at June 30, 2015 as compared to 12.86% at December 31, 2014. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2015, liquid assets totaled $215.0 million as compared to $219.2 million at December 31, 2014. These amounts represent 38.36% and 39.59% of total liabilities at June 30, 2015 and December 31, 2014, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2014 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of August, 2015.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.