Form 10-Q
period 2015-09-30
EAGLE FINANCIAL SERVICES INC
filed 2015-11-13
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of October 31, 2015 was 3,508,831.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$9,758	$9,075
Interest-bearing deposits with other institutions	7,183	25,489
Total cash and cash equivalents	16,941	34,564
Securities available for sale, at fair value	101,182	94,165
Restricted investments	2,321	2,808
Loans	491,216	469,820
Allowance for loan losses	(5,164)	(5,080)
Net Loans	486,052	464,740
Bank premises and equipment, net	20,924	19,015
Other real estate owned, net of allowance	1,848	2,102
Other assets	8,801	9,436
Total assets	$638,069	$626,830
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$177,005	$159,352
Savings and interest bearing demand deposits	255,135	249,305
Time deposits	95,731	95,159
Total deposits	$527,871	$503,816
Federal Home Loan Bank advances	30,000	40,000
Trust preferred capital notes	—	7,217
Other liabilities	2,589	2,665
Total liabilities	$560,460	$553,698
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2015, 3,508,831 including 19,401 shares of unvested restricted stock; issued and outstanding 2014, 3,463,665 including 15,151 shares of unvested restricted stock	8,723	8,621
Surplus	13,464	12,618
Retained earnings	54,029	50,578
Accumulated other comprehensive income	1,393	1,315
Total shareholders’ equity	$77,609	$73,132
Total liabilities and shareholders’ equity	$638,069	$626,830
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and Dividend Income
Interest and fees on loans	$5,540	$5,397	$16,278	$16,317
Interest and dividends on securities available for sale:
Taxable interest income	437	458	1,219	1,447
Interest income exempt from federal income taxes	244	270	733	834
Dividends	42	126	75	197
Interest on deposits with other institutions	2	2	19	4
Total interest and dividend income	$6,265	$6,253	$18,324	$18,799
Interest Expense
Interest on deposits	185	241	551	730
Interest on federal funds purchased and securities sold under agreements to repurchase	9	—	10	20
Interest on Federal Home Loan Bank advances	69	159	269	476
Interest on trust preferred capital notes	12	33	78	98
Interest on interest rate swap	46	47	137	139
Total interest expense	$321	$480	$1,045	$1,463
Net interest income	$5,944	$5,773	$17,279	$17,336
(Recovery Of) Provision For Loan Losses	(410)	—	23	—
Net interest income after (recovery of) provision for loan losses	$6,354	$5,773	$17,256	$17,336
Noninterest Income
Income from fiduciary activities	$319	$212	$1,103	$873
Service charges on deposit accounts	329	332	926	984
Other service charges and fees	919	827	2,605	2,307
Gain on sale of securities	20	87	116	93
Gain on redemption of trust preferred capital notes	2,424	—	2,424	—
Other operating (loss) income	(181)	15	(71)	127
Total noninterest income	$3,830	$1,473	$7,103	$4,384
Noninterest Expenses
Salaries and employee benefits	$3,090	$3,017	$9,197	$8,768
Occupancy expenses	394	319	1,176	963
Equipment expenses	312	197	718	546
Advertising and marketing expenses	155	159	458	417
Stationery and supplies	67	74	179	238
ATM network fees	246	174	595	532
Other real estate owned expense	63	4	83	14
(Gain) loss on the sale of other real estate owned	(11)	14	81	(3)
FDIC assessment	108	94	319	261
Computer software expense	134	252	547	664
Bank franchise tax	131	123	374	342
Professional fees	211	290	714	761
Cost to terminate operating lease	—	—	520	—
Other operating expenses	618	616	1,746	1,639
Total noninterest expenses	$5,518	$5,333	$16,707	$15,142
Income before income taxes	$4,666	$1,913	$7,652	$6,578
Income Tax Expense	1,377	528	2,110	1,872
Net income	$3,289	$1,385	$5,542	$4,706
Earnings Per Share
Net income per common share, basic	$0.94	$0.40	$1.59	$1.37
Net income per common share, diluted	$0.94	$0.40	$1.59	$1.37

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$3,289	$1,385	$5,542	$4,706
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of deferred income tax expense (benefit) of $259 and ($39) for the three months ended, respectively and ($58) and $588 for the nine months ended, respectively	503	(76)	(112)	1,143
Change in fair value of interest rate swap, net of deferred income tax expense of $81 and $22 for the three months ended, respectively and $99 and $41 for the nine months ended, respectively	156	41	190	79
Total other comprehensive income (loss)	659	(35)	78	1,222
Total comprehensive income	$3,948	$1,350	$5,620	$5,928
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	$8,482	$11,537	$46,082	$305	$66,406
Net income			4,706		4,706
Other comprehensive income				1,222	1,222
Vesting of restricted stock awards, stock incentive plan (10,009 shares)	25	(25)			—
Income tax benefit on vesting of restricted stock		11			11
Stock options exercised (927 shares)	2	(2)			—
Stock-based compensation expense		173			173
Issuance of common stock, dividend investment plan (23,473 shares)	59	456			515
Issuance of common stock, employee benefit plan (7,995 shares)	20	162			182
Dividends declared ($0.57 per share)			(1,954)		(1,954)
Balance, September 30, 2014	$8,588	$12,312	$48,834	$1,527	$71,261

Balance, December 31, 2014	$8,621	$12,618	$50,578	$1,315	73,132
Net income			5,542		5,542
Other comprehensive income				78	78
Vesting of restricted stock awards, stock incentive plan (9,363 shares)	23	(23)			—
Income tax benefit on vesting of restricted stock		4			4
Stock-based compensation expense		227			227
Issuance of common stock, dividend investment plan (24,439 shares)	61	490			551
Issuance of common stock, employee benefit plan (7,114 shares)	18	148			166
Dividends declared ($0.60 per share)			(2,091)		(2,091)
Balance, September 30, 2015	$8,723	$13,464	$54,029	$1,393	$77,609
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$5,542	$4,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	619	587
Amortization of intangible and other assets	154	117
Provision for loan losses	23	—
Provision for other real estate owned	53	—
Loss (gain) on the sale of other real estate owned	81	(3)
(Gain) on the sale of premises and equipment	(5)	—
Loss on the sale of repossessed assets	—	5
(Gain) on the sale of securities	(116)	(93)
(Gain) on the redemption of trust preferred capital notes	(2,424)	—
Loss on derecognition of cash flow hedge	237	—
Fair value adjustment on derivative contract	(30)	—
Stock-based compensation expense	227	173
Premium amortization on securities, net	191	88
Changes in assets and liabilities:
Decrease (increase) in other assets	437	(812)
Increase (decrease) in other liabilities	6	(262)
Net cash provided by operating activities	$4,995	$4,506
Cash Flows from Investing Activities
Proceeds from maturities and principal payments of securities available for sale	$10,641	$9,264
Proceeds from the sale of securities available for sale	3,424	1,129
Purchases of securities available for sale	(21,327)	(5,081)
Proceeds from the sale of restricted investments	900	284
Purchases of restricted investments	(413)	(450)
Purchases of bank premises and equipment	(2,528)	(2,272)
Proceeds from the sale of other real estate owned	856	685
Proceeds from the sale of bank premises and equipment	5	—
Proceeds from the sale of repossessed assets	10	26
Net (increase) in loans	(22,074)	(21,039)
Net cash (used in) investing activities	$(30,506)	$(17,454)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$23,483	$12,250
Net increase (decrease) in time deposits	572	(4,700)
Net (decrease) increase in Federal Home Loan Bank advances	(10,000)	7,750
Redemption of trust preferred capital notes	(4,793)	—
Issuance of common stock, employee benefit plan	166	182
Cash dividends paid	(1,540)	(1,439)
Net cash provided by financing activities	$7,888	$14,043

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Nine Months Ended
	September 30,
	2015	2014
(Decrease) increase in cash and cash equivalents	$(17,623)	$1,095
Cash and Cash Equivalents
Beginning	34,564	14,243
Ending	$16,941	$15,338
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,141	$1,474
Income taxes	$583	$1,985
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(170)	$1,731
Change in fair value of interest rate swap	$52	$120
Other real estate and repossessed assets acquired in settlement of loans	$739	$680
Issuance of common stock, dividend investment plan	$551	$515

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2015
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2015 and December 31, 2014, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

The Company owns 100% of Bank of Clarke County (the “Bank”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated.

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures. The Company recognizes compensation expense over the restricted period. As of September 30, 2015, there was $138 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents Restricted Stock activity for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	15,151	$22.27	17,050	$19.92
Granted	14,650	23.85	14,900	23.50
Vested	(9,363)	21.80	(10,009)	19.65
Forfeited	(1,037)	23.50	(2,790)	22.11
Nonvested, end of period	19,401	$23.63	19,151	$22.53

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2015 and 2014 and the effect on the weighted average number of shares of dilutive potential common stock. During 2015 and 2014, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Average number of common shares outstanding	3,503,412	3,451,041	3,489,388	3,431,356
Effect of dilutive common stock	—	—	—	—
Average number of common shares outstanding used to calculate diluted earnings per share	3,503,412	3,451,041	3,489,388	3,431,356

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2015 and December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$38,808	$625	$(48)	$39,385
Mortgage-backed securities	21,111	384	(83)	21,412
Obligations of states and political subdivisions	39,210	1,195	(20)	40,385
	$99,129	$2,204	$(151)	$101,182
	December 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$36,911	$599	$(299)	$37,211
Mortgage-backed securities	15,245	545	(11)	15,779
Obligations of states and political subdivisions	39,025	1,432	(47)	40,410
Corporate securities	761	4	—	765
	$91,942	$2,580	$(357)	$94,165

During the nine months ended September 30, 2015, the Company received proceeds of $3.4 million on sales of available for sale securities for a gross gain of $116 thousand. There were no losses on the sale of available for sale securities during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company sold $1.1 million of available for sale securities for a gross gain of $93 thousand. There were no losses on the sale of available for sale securities during the nine months ended September 30, 2014.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2015 and December 31, 2014 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$11,877	$39	$1,991	$9	$13,868	$48
Mortgage-backed securities	7,313	68	1,190	15	8,503	83
Obligations of states and political subdivisions	3,530	18	1,012	2	4,542	20
	$22,720	$125	$4,193	$26	$26,913	$151
	December 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,997	$1	$21,615	$298	$23,612	$299
Mortgage-backed securities	—	—	1,444	11	1,444	11
Obligations of states and political subdivisions	2,998	12	2,414	35	5,412	47
	$4,995	$13	$25,473	$344	$30,468	$357

Gross unrealized losses on available for sale securities included twenty-nine (29) and thirty-eight (38) debt securities at September 30, 2015 and December 31, 2014, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2015 and December 31, 2014 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at September 30, 2015 and December 31, 2014. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $3.4 million at September 30, 2015 were pledged to secure securities sold under agreements to repurchase and other purposes required by law.

The composition of restricted investments at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,837	2,324
Community Bankers’ Bank Stock	140	140
	$2,321	$2,808

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014 were as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2015	2014	2014
		(in thousands)
Balance, beginning	$5,080	$5,488	$5,488
Provision charged to operating expense	23	350	—
Recoveries added to the allowance	499	725	614
Loan losses charged to the allowance	(438)	(1,483)	(515)
Balance, ending	$5,164	$5,080	$5,587

Nonaccrual and past due loans by class at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$108	$—	$—	$108	$27,310	$27,418	$—	$560
Commercial Real Estate:
Owner Occupied	871	—	—	871	108,604	109,475	—	1,712
Non-owner occupied	907	—	766	1,673	61,784	63,457	—	971
Construction and Farmland:
Residential	—	249	140	389	8,205	8,594	—	140
Commercial	—	53	—	53	32,314	32,367	—	326
Consumer:
Installment	58	1	1	60	13,556	13,616	1	—
Residential:
Equity Lines	3,423	6	—	3,429	31,270	34,699	—	281
Single family	2,397	—	733	3,130	192,830	195,960	—	1,683
Multifamily	—	—	—	—	3,453	3,453	—	—
All Other Loans	—	—	—	—	2,177	2,177	—	—
Total	$7,764	$309	$1,640	$9,713	$481,503	$491,216	$1	$5,673

	December 31, 2014
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$28	$—	$—	$28	$28,104	$28,132	$—	$2,106
Commercial Real Estate:
Owner Occupied	2,191	—	—	2,191	97,516	99,707	—	2,591
Non-owner occupied	56	210	808	1,074	60,518	61,592	—	1,231
Construction and Farmland:
Residential	—	52	—	52	5,149	5,201	—	—
Commercial	—	—	57	57	31,231	31,288	—	787
Consumer:
Installment	50	15	6	71	13,803	13,874	6	—
Residential:
Equity Lines	132	41	185	358	30,763	31,121	—	331
Single family	1,243	440	644	2,327	191,246	193,573	—	3,660
Multifamily	—	—	—	—	3,016	3,016	—	—
All Other Loans	—	—	—	—	2,316	2,316	—	—
Total	$3,700	$758	$1,700	$6,158	$463,662	$469,820	$6	$10,706

Allowance for loan losses by segment at September 30, 2015 and December 31, 2014 were as follows:

	As of and for the Nine Months Ended
	September 30, 2015
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Charge-Offs	(166)	(152)	(47)	—	(54)	(19)	—	(438)
Recoveries	63	157	60	179	26	14	—	499
Provision	85	102	89	(307)	27	13	14	23
Ending balance	$933	$2,084	$1,449	$336	$102	$50	$210	$5,164
Ending balance: Individually evaluated for impairment	$138	$343	$102	$8	$—	$—	$—	$591
Ending balance: collectively evaluated for impairment	$795	$1,741	$1,347	$328	$102	$50	$210	$4,573
Loans:
Ending balance	$40,961	$234,112	$172,932	$27,418	$13,616	$2,177	$—	$491,216
Ending balance individually evaluated for impairment	$2,266	$7,052	$4,746	$953	$—	$—	$—	$15,017
Ending balance collectively evaluated for impairment	$38,695	$227,060	$168,186	$26,465	$13,616	$2,177	$—	$476,199

	As of and for the Twelve Months Ended
	December 31, 2014
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Charge-Offs	(482)	(808)	(83)	—	(86)	(24)	—	(1,483)
Recoveries	26	63	381	164	87	4	—	725
Provision	375	497	(288)	(255)	—	(20)	41	350
Ending balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Ending balance: Individually evaluated for impairment	$93	$303	$203	$44	$—	$—	$—	$643
Ending balance: collectively evaluated for impairment	$858	$1,674	$1,144	$420	$103	$42	$196	$4,437
Loans:
Ending balance	$36,489	$227,710	$161,299	$28,132	$13,874	$2,316	$—	$469,820
Ending balance individually evaluated for impairment	$2,665	$6,550	$5,716	$2,106	$—	$—	$—	$17,037
Ending balance collectively evaluated for impairment	$33,824	$221,160	$155,583	$26,026	$13,874	$2,316	$—	$452,783

Impaired loans by class as of and for the periods ended September 30, 2015 and December 31, 2014 were as follows:

	As of and for the Nine Months Ended
	September 30, 2015
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$1,081	$881	$—	$1,075	$3
Commercial Real Estate:
Owner Occupied	2,439	2,273	—	2,375	22
Non-owner occupied	1,242	1,176	—	1,183	—
Construction and Farmland:
Residential	140	140	—	134	3
Commercial	1,367	1,348	—	1,372	34
Residential:
Equity lines	399	219	—	221	1
Single family	4,663	4,550	—	4,701	104
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$11,331	$10,587	$—	$11,061	$167
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$73	$73	$8	$81	$13
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,299	1,303	102	1,315	52
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	778	781	138	809	24
Residential:
Equity lines	304	148	76	149	2
Single family	2,162	2,152	267	2,166	31
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,616	$4,457	$591	$4,520	$122
Total:
Commercial	$1,154	$954	$8	$1,156	$16
Commercial Real Estate	4,980	4,752	102	4,873	74
Construction and Farmland	2,285	2,269	138	2,315	61
Residential	7,528	7,069	343	7,237	138
Other	—	—	—	—	—
Total	$15,947	$15,044	$591	$15,581	$289
(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs.

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
(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs.

The average recorded investment of impaired loans for the three months ended September 30, 2015 was $15.3 million. The interest income recognized on impaired loans for the three months ended September 30, 2015 was $94 thousand.

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
Credit quality information by class at September 30, 2015 and December 31, 2014 was as follows:

	As of
	September 30, 2015
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$24,387	$2,098	$350	$459	$124	$—	$27,418
Commercial Real Estate:
Owner Occupied	90,723	13,543	3,145	1,048	1,016	—	109,475
Non-owner occupied	41,932	19,763	—	1,762	—	—	63,457
Construction and Farmland:
Residential	8,454	—	—	140	—	—	8,594
Commercial	19,334	11,447	73	1,513	—	—	32,367
Residential:
Equity Lines	30,414	3,935	70	146	134	—	34,699
Single family	169,489	20,652	436	4,950	433	—	195,960
Multifamily	3,453	—	—	—	—	—	3,453
All other loans	2,128	49	—	—	—	—	2,177
Total	$390,314	$71,487	$4,074	$10,018	$1,707	$—	$477,600

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,556	$60

	As of
	December 31, 2014
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$24,579	$1,775	$21	$701	$1,056	$—	$28,132
Commercial Real Estate:
Owner Occupied	77,979	17,401	—	3,189	1,138	—	99,707
Non-owner occupied	42,630	14,779	1,402	2,733	48	—	61,592
Construction and Farm land:
Residential	5,112	89	—	—	—	—	5,201
Commercial	23,192	5,184	2,083	750	79	—	31,288
Residential:
Equity Lines	29,440	1,429	—	185	67	—	31,121
Single family	165,932	21,011	—	6,062	568	—	193,573
Multifamily	2,144	872	—	—	—	—	3,016
All other loans	2,316	—	—	—	—	—	2,316
Total	$373,324	$62,540	$3,506	$13,620	$2,956	$—	$455,946

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,803	$71

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

There were twenty-three (23) troubled debt restructured loans totaling $7.8 million at September 30, 2015. At December 31, 2014, there were twenty-five (25) troubled debt restructured loans totaling $7.8 million. Two loans, totaling $340 thousand, were in nonaccrual status at September 30, 2015. Eight loans, totaling $1.4 million, were in nonaccrual status at December 31, 2014. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2015 or December 31, 2014.

The following tables and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and nine months ended September 30, 2015 and September 30, 2014:

		Three Months Ended
		September 30, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	1	$169	$169
	1	$169	$169

		Three Months Ended
		September 30, 2014
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$289	$289
Residential:
Equity	1	69	69
Single family	1	652	350
	3	$1,010	$708

		Nine Months Ended
		September 30, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	2	$688	$688
Total	2	$688	$688

		Nine Months Ended
		September 30, 2014
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$289	$289
Residential:
Equity Lines	1	69	69
Single family	1	652	350
Total	3	$1,010	$708

During the three months ended September 30, 2015, the Company restructured one loan by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by changing the amortization period.

During the nine months ended September 30, 2015, the Company restructured one additional loan by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by changing the amortization period and interest rate in order to reduce the monthly payments.

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

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	September 30, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,608
Total	2	$1,608

	Nine Months Ended
	September 30, 2015
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$73
Residential:
Equity Lines	1	62
Total	2	$135

	Nine Months Ended
	September 30, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,608
Total	2	$1,608

There were no payment defaults during the three months ended September 30, 2015. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Noninterest bearing demand deposits	$177,005	$159,352
Savings and interest bearing demand deposits:
NOW accounts	$77,494	$81,441
Money market accounts	100,090	98,314
Regular savings accounts	77,551	69,550
	$255,135	$249,305
Time deposits:
Balances of less than $250,000	$82,382	$85,899
Balances of $250,000 and more	13,349	9,260
	$95,731	$95,159
	$527,871	$503,816

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

Net periodic benefit costs of the postretirement benefit plan for the three months ended September 30, 2015 and 2014 were zero and $(1) thousand, respectively. Net periodic benefit costs of the postretirement benefit plan for the nine months ended September 30, 2015 and 2014 were $(1) thousand and $(3) thousand, respectively.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. At December 31, 2014, the principal asset of Trust II was $7.2 million of the Company’s junior subordinated debt securities with the same maturity and interest rate structures as the capital securities. On July 29, 2015, the pool to which the Company's $7.0 million in outstanding trust preferred capital notes belonged was liquidated by means of auction. The Company was successful in purchasing the outstanding notes at a price of 65.375% of par or $4.6 million in cash, resulting in a gain on the redemption of $2.4 million. On August 7, 2015, the Trust II was dissolved.

Outstanding trust preferred securities are included in Tier 1 capital for regulatory capital adequacy purposes as long as their amount does not exceed 25% of Tier 1 capital, including total trust preferred securities. The portion of the trust preferred securities not considered as Tier 1 capital, if any, may be included in Tier 2 capital. At December 31, 2014, the total amount ($7.0 million) of trust preferred securities issued by Trust II was included in the Company’s Tier 1 capital.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

		Fair Value Measurements at
		September 30, 2015
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$39,385	$—	$39,385	$—
Mortgage-backed securities	21,412	—	21,412	—
Obligations of states and political subdivisions	40,385	—	40,385	—
Total assets at fair value	$101,182	$—	$101,182	$—
Liabilities:
Interest rate swap	$207	—	$207	—
Total liabilities at fair value	$207	$—	$207	$—

		Fair Value Measurements at
		December 31, 2014
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,211	$—	$37,211	$—
Mortgage-backed securities	15,779	—	15,779	—
Obligations of states and political subdivisions	40,410	—	40,410	—
Corporate securities	765	—	765	—
Total assets at fair value	$94,165	$—	$94,165	$—
Liabilities:
Interest rate swap	$289	—	$289	—
Total liabilities at fair value	$289	$—	$289	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at September 30, 2015 (dollars in thousands):

	Quantitative information about Level 3 Fair Value Measurements for
	September 30, 2015
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	6% - 20%	14%
Other real estate owned	Discounted appraised value	Selling cost	6% - 13%	9%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014:

		Fair Value at
		September 30, 2015
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,853	$—	$—	$3,853
Nonfinancial Assets:
Other real estate owned	1,848	—	—	1,848
		Fair Value at
		December 31, 2014
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,751	$—	$—	$1,751
Nonfinancial Assets:
Other real estate owned	2,102	—	—	2,102

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

The carrying value and fair value of the Company’s financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	Fair Value Measurements at
	September 30, 2015
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)	September 30, 2015
	(in thousands)
Financial Assets:
Cash and due from banks and interest-bearing deposits	$16,941	$16,941	$—	$—	$16,941
Securities available for sale	101,182	—	101,182	—	101,182
Restricted Investments	2,321	—	2,321	—	2,321
Loans, net	486,052	—	—	490,524	490,524
Accrued interest receivable	1,723	—	1,723	—	1,723

Financial Liabilities:
Deposits	$527,871	$—	$527,765	$—	$527,765
Federal Home Loan Bank advances	30,000	—	30,042	—	30,042
Accrued interest payable	64	—	64	—	64
Interest rate swap contract	207	—	207	—	207

	Fair Value Measurements at
	December 31, 2014
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
	(in thousands)
Financial assets:
Cash and due from banks and interest-bearing deposits	$34,564	$34,564	$—	$—	$34,564
Securities available for sale	94,165	—	94,165	—	94,165
Restricted Investments	2,808	—	2,808	—	2,808
Loans, net	464,740	—	—	470,781	470,781
Accrued interest receivable	1,703	—	1,703	—	1,703

Financial liabilities:
Deposits	$503,816	$—	$503,917	$—	$503,917
Federal Home Loan Bank advances	40,000	—	40,152	—	40,152
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	160	—	160	—	160
Interest rate swap contract	289	—	289	—	289

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
On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7.0 million and has an expiration date of December 1, 2016. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 2.85% and receives interest quarterly at a variable rate of three month LIBOR. The variable rate resets on each interest payment date. This agreement was designated as a cash-flow hedge at inception of the contract until the redemption of the trust preferred capital notes on July 29, 2015. As a result of the redemption, the derivative contract is no longer classified as a cash flow hedge and is currently recorded in the balance sheet at its fair value with changes in fair value recorded in Other operating (loss) income in the Consolidated Statements of Income.

The following table summarizes the fair value of derivative instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$—	Other Liabilities	$289
Derivatives not designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	207	Other Liabilities	—

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheets at September 30, 2015 and 2014 and the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2015	2014		2015	2014
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$—	$41	n/a	$—	$—

	Nine Months Ended
	September 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2015	2014		2015	2014
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$—	$79	n/a	$—	$—

The balance of the interest rate swap liability was $237 thousand at the time of the redemption of the Company's trust preferred debt on July 29, 2015. The total amount recorded in accumulated other comprehensive income at that date was reclassified to earnings due to the derecognition of the cash flow hedge. Subsequent to the redemption of the debt and reclassification, the interest rate swap derivative was adjusted to its fair value resulting in a $30 thousand gain recorded in other operating (loss) income for the three and nine months ended September 30, 2015.

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended
	September 30,
	2015				2014
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
July 1	$851	$(156)	$39	$734	$1,766	$(248)	$44	$1,562
Other comprehensive income before reclassifications	782	—	—	782	(28)	63	—	35
Reclassifications adjustments	(20)	237	—	217	(87)	—	—	(87)
Tax effect of current period changes	(259)	(81)	—	(340)	39	(22)	—	17
Current period changes net of taxes	503	156	—	659	(76)	41	—	(35)
September 30	$1,354	$—	$39	$1,393	$1,690	$(207)	$44	$1,527

	Nine Months Ended
	September 30,
	2015				2014
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$1,466	$(190)	$39	$1,315	$547	$(286)	$44	$305
Other comprehensive (loss) income before reclassifications	(54)	52	—	(2)	1,824	120	—	1,944
Reclassifications adjustments	(116)	237	—	121	(93)	—	—	(93)
Tax effect of current period changes	58	(99)	—	(41)	(588)	(41)	—	(629)
Current period changes net of taxes	(112)	190	—	78	1,143	79	—	1,222
September 30	$1,354	$—	$39	$1,393	$1,690	$(207)	$44	$1,527

For the three and nine months ended September 30, 2015, $20 thousand and $116 thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $7 thousand and $39 thousand for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, $87 thousand and $93 thousand , respectively, was reclassified out of comprehensive income and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $30 thousand and $32 thousand, respectively, for the three and nine months ended September 30, 2014. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

For the three and nine months ended September 30, 2015, $237 thousand was reclassified out of accumulated other comprehensive income related to the Company's derecognition of it's cash flow hedge. This loss was recorded in Other operating (loss) income in the Consolidated Statements of Income. Tax related to this reclassification was $81 thousand and was included in Income Tax Expense in the Consolidated Statements of Income. There were no reclassifications related to cash flow hedges during the three and nine months ended September 30, 2014.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 or ASU 2014-09 to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

NOTE 14. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2015	2014	2014
	(in thousands)
Balance, beginning	$2,102	$1,646	$1,646
Net loans transferred to OREO	736	1,248	680
Sales	(937)	(792)	(682)
Valuation adjustments	(53)	—	—
Balance, ending	$1,848	$2,102	$1,644

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2015 and December 31, 2014 were as follows:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Construction and Farmland	$1,271	$1,531
Residential Real Estate	630	166
Commercial Real Estate	—	405
Subtotal	$1,901	$2,102
Less valuation allowance	53	—
Total	$1,848	$2,102

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at September 30, 2015 and December 31, 2014.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2015, the Company had total assets of $638.1 million, net loans of $486.1 million, total deposits of $527.9 million, and shareholders’ equity of $77.6 million. The Company’s net income was $5.5 million for the nine months ended September 30, 2015.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, a senior management loan committee, and a director loan committee. Lending limits for individuals and the Senior Loan Committee are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Category I) is assigned to the Bank’s President / Chief Executive Officer, Senior Loan Officer and Senior Credit Officer (approval authority only). Two officers in Category I may combine their authority to approve loan requests to borrowers with credit exposure up to $1.0 million on a secured basis and $500 thousand unsecured. Officers in Category II, III, IV, V, VI and VII have lesser authorities and with approval of a Category I officer may extend loans to borrowers with exposure of $500 thousand on a secured basis and $250 thousand unsecured. Loan exposures up to $1.0 million may be approved with the concurrence of two, Category I officers. Loans to borrowers with total credit exposures between $1.0 million and $3.0 million are approved by the Senior Loan Committee consisting of the President, Chief Operating Officer, Senior Loan Officer, Senior Credit Officer, and Chief Financial Officer. Approval of the Senior Loan Committee is required prior to being referred to the Director Loan Committee for approval. Loans exceeding $3 million and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2015 was $5.5 million, an increase of $836 thousand or 17.76% as compared to net income for the nine months ended September 30, 2014 of $4.7 million. Basic and diluted earnings per share were $1.59 and $1.37 for the nine months ended September 30, 2015 and 2014, respectively. Net income during the third quarter of 2015 was $3.3 million, an increase of $1.9 million or 137.47% as compared to net income during the third quarter of 2014 of $1.4 million. Earnings per share, basic and diluted were $0.94 and $0.40 for the third quarter of 2015 and 2014, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2015 and 2014 was 1.19% and 1.06%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2015 and 2014 was 9.95% and 9.12%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $17.3 million for the nine months ended September 30, 2015 and 2014. Net interest income was $5.9 million and $5.8 million for the three months ended September 30, 2015 and 2014, respectively, which represents an increase of $171 thousand or 2.96%. Average interest earning assets increased $29.7 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 while the average yield decreased 22 basis points over that same period.

Total interest income was $18.3 million and $18.8 million for the nine months ended September 30, 2015 and 2014, respectively, which represents a decrease of $475 thousand or 2.53%. Total interest income was $6.3 million for the three months ended September 30, 2015 and 2014. Total interest expense was $1.0 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively, which represents a decrease of $418 thousand or 28.57%. Total interest expense was $321 thousand and $480 thousand for the three months ended September 30, 2015 and 2014, respectively, which represents a decrease of $159 thousand or 33.13%. The decrease in interest expense during both periods is attributable to decreases in outstanding FHLB advances year over year coupled with higher rate advances being replaced with lower rate advances. In addition, there have been shifts in the deposit mix from higher interest time deposit accounts to lower interest or noninterest bearing deposit accounts. Average interest bearing liabilities increased $5.8 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 while the rate on interest bearing liabilities decreased 17 basis points over the same period.

The net interest margin was 4.09% and 4.26% for the nine months ended September 30, 2015 and 2014, respectively. The net interest margin was 4.07% and 4.18% for the three months ended September 30, 2015 and 2014, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2015 and 2014. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates. This decline will likely occur more rapidly than the decline in cost of funds due to the low level of interest rates currently being paid on interest bearing liabilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,540	$5,397	$16,278	$16,317
Interest Income - Securities and Other Interest-Earnings Assets	725	856	2,046	2,482
Interest Expense - Deposits	185	241	551	730
Interest Expense - Other Borrowings	136	239	494	733
Total Net Interest Income	$5,944	$5,773	$17,279	$17,336
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$29	$32	$90	$74
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	126	139	378	430
Total Tax Benefit on Tax-Exempt Interest Income	$155	$171	$468	$504
Tax-Equivalent Net Interest Income	$6,099	$5,944	$17,747	$17,840

The tax-equivalent yield on earning assets decreased 28 basis points from 4.61% for the nine months ended September 30, 2014 to 4.33% for the same period in 2015. During that same time, the tax-equivalent yield on securities decreased 47 basis points from 3.74% to 3.27%. The tax equivalent yield on loans decreased 17 basis points from 4.78% for the nine months ended September 30, 2014 to 4.61% for the same time period in 2015. The average rate on interest bearing liabilities decreased 15 basis points from 0.52% for the nine months ended September 30, 2014 to 0.37% for the same time period in 2015. The average rate on interest bearing deposits decreased 8 basis points from 0.29% to 0.21% during that same time. The Company’s management of interest rates on deposits contributed to the decrease in costs. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Also, local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely more heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company utilizes overnight borrowings in the form of federal funds purchased. The average rate on these borrowings decreased from 1.07% to 0.87% for the nine months ended September 30, 2014 and 2015, respectively. The Company also borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 89 basis points from 2.30% to 1.41% for the nine months ended September 30, 2014 and 2015. As advances mature and the funding need arises, higher rate FHLB borrowings have been replaced by lower rate FHLB borrowings due to the current interest rate environment. There were no significant changes in asset mix during the nine months ended September 30, 2015.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $(410) thousand and zero for the three months ended September 30, 2015 and 2014, respectively. The provision for loan losses was $23 thousand and zero for the nine months ended September 30, 2015 and 2014, respectively. The negative provision for loan losses for the three months ended September 30, 2015 is mainly reflective of the decreases in the historic loss estimate component of the general allocation and specific allocations. The lack of provision for loan losses for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 is also reflective of the decreases in the historic loss estimate component of the general allocation and specific allocations. However, these decreases are offset by strong loan growth resulting in a minimal provision.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2015 and 2014 was $7.1 million and $4.4 million, respectively, which represents an increase of $2.7 million or 62.02%. Total noninterest income for the three months ended September 30, 2015 and 2014 was $3.8 million and $1.5 million, respectively, which represents an increase of $2.3 million or 160.01%. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three and nine months ended September 30, 2015 and 2014, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Income from fiduciary activities	$319	$212	$107	50%	$1,103	$873	$230	26%
Service charges on deposit accounts	329	332	(3)	(1)%	926	984	(58)	(6)%
Other service charges and fees	919	827	92	11%	2,605	2,307	298	13%
Gain on sale of securities	20	87	(67)	NM	116	93	23	NM
Gain on redemption of trust preferred capital notes	2,424	—	2,424	NM	2,424	—	2,424	NM
Other operating (loss) income	(181)	15	(196)	(1,307)%	(71)	127	(198)	(156)%
Total noninterest income	$3,830	$1,473	$2,357	160%	$7,103	$4,384	$2,719	62%

NM - Not Meaningful

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, a division of the Bank, increased $107 thousand or 50.47% from $212 thousand during the three months ended September 30, 2014 to $319 thousand during the three months ended September 30, 2015. Income from fiduciary activities increased $230 thousand or 26.35% from $873 thousand during the nine months ended September 30, 2014 to $1.1 million during the nine months ended September 30, 2015. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2015, the Company collected and recognized into income approximately $100 thousand of prior year trust fees from one client, causing an increase in income from fiduciary activities. These particular fees were not accrued during prior years due to questions of collectability from the client. In future periods, trust fees for this client will be accrued and billed on a quarterly basis.

Other service charges and fees increased $92 thousand or 11.12% from $827 thousand during the three months ended September 30, 2014 to $919 thousand during the three months ended September 30, 2015. Other service charges and fees increased $298 thousand or 12.92% from $2.3 million during the nine months ended September 30, 2014 to $2.6 million during the nine months ended September 30, 2015. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. This increase can mostly be attributed to increased activity in non-deposit investment products.

The $2.4 million gain on redemption of trust preferred capital notes occurred during the third quarter of 2015. On July 29, 2015, the pool to which the Company's $7.0 million in outstanding trust preferred capital notes belonged was liquidated by means of auction. The Company was successful in purchasing the outstanding notes at a price of 65.375% of par or $4.6 million in cash, therefore creating a one time gain.

Other operating (loss) income experienced a decline during the three months ended September 30, 2015 and nine months ended September 30, 2015 due mainly to the derecognition of the Company's cash flow hedge and the subsequent fair value adjustment of the interest rate swap. During the third quarter, the Company's cash flow hedge was derecognized upon the retirement of the trust preferred capital note as discussed in the previous paragraph. As a result, the loss on the interest rate swap derivative contract recorded in accumulated other comprehensive income of $237 thousand was reclassified to the income statement during the third quarter, which was partially offset by the adjustment of the derivative contract to fair value as of September 30, 2015 for a gain of $30 thousand.

Noninterest Expenses

Total noninterest expenses increased $185 thousand or 3.47% from $5.3 million to $5.5 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2015. Total noninterest expenses increased $1.6 million or 10.34% from $15.1 million to $16.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015. The majority of this increase results from the hiring of new employees and the expenses related to branching efforts. In addition, the company experienced a $520 thousand one-time expense resulting from the adjustment to the purchase price of land acquired in June 2015. On June 10, 2015, the Company purchased the land, subject to the existing lease, and recorded the excess of the purchase price over the fair value of the land as a cost to terminate the operating lease.

The efficiency ratio of the Company was 72.26% and 67.51% for the nine months ended September 30, 2015 and 2014. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2015 and 2014, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$3,090	$3,017	$73	2%	$9,197	$8,768	$429	5%
Occupancy expenses	394	319	75	24%	1,176	963	213	22%
Equipment expenses	312	197	115	58%	718	546	172	32%
Advertising and marketing expenses	155	159	(4)	(3)%	458	417	41	10%
Stationary and supplies	67	74	(7)	(9)%	179	238	(59)	(25)%
ATM network fees	246	174	72	41%	595	532	63	12%
Other real estate owned expense	63	4	59	1,475%	83	14	69	493%
(Gain) loss on the sale of other real estate owned	(11)	14	(25)	NM	81	(3)	84	NM
FDIC assessment	108	94	14	15%	319	261	58	22%
Computer software expense	134	252	(118)	(47)%	547	664	(117)	(18)%
Bank franchise tax	131	123	8	7%	374	342	32	9%
Professional fees	211	290	(79)	(27)%	714	761	(47)	(6)%
Cost to terminate operating lease	—	—	—	—%	520	—	520	100%
Other operating expenses	618	616	2	—%	1,746	1,639	107	7%
Total noninterest expenses	$5,518	$5,333	$185	3%	$16,707	$15,142	$1,565	10%

NM - Not Meaningful

The Company has hired additional retail staff for the opening of two new retail branches. Six new employees were hired for the One Loudoun branch located in Ashburn, Virginia. This branch opened in April 2015. The second new branch, located in Leesburg, Virginia, opened in August 2015. During 2015, seven employees were hired for that facility. Additionally, in February 2015, with the decision to no longer outsource its internal audit function, the Company hired a Director of Internal Audit. Additional hires of middle management positions were also made during the first quarter of 2015 to address infrastructure and growth needs. These branching and hiring efforts have impacted salaries and employee benefits, occupancy expenses, equipment expenses and advertising and marketing expenses.

Computer software expense has decreased during the three and nine months ended September 30, 2015 over 2014, despite the increase in number of branches and employees. Fees paid to our core software provider have decreased from 2015 to 2014 due to a conscious effort to reduce unused services and renegotiate contract amounts.

Income Taxes

Income tax expense was $2.1 million and $1.9 million during the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate was 27.57% and 28.46% for the nine months ended September 30, 2015 and 2014, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans as well as tax credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $101.2 million at September 30, 2015, compared to $94.2 million at December 31, 2014. This represents an increase of $7.0 million or 7.45%. The Company purchased $21.3 million in securities during the nine months ended September 30, 2015. The Company had total maturities and principal repayments of $10.6 million. There were $3.4 million in sales during the nine months ended September 30, 2015. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2015. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2015 and December 31, 2014. The Company had a net unrealized gain on available for sale securities of $2.1 million at September 30, 2015 as compared to a net unrealized gain of $2.2 million at December 31, 2014. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $491.2 million and $469.8 million at September 30, 2015 and December 31, 2014, respectively. This represents an increase of $21.4 million or 4.55% during the nine months ended September 30, 2015. The ratio of gross loans to deposits decreased slightly during the nine months ended September 30, 2015 from 93.25% at December 31, 2014 to 93.06% at September 30, 2015.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans secured by commercial real estate, and residential and commercial construction loans. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2015 and December 31, 2014.

Loans secured by real estate were $448.0 million or 91.20% and $425.5 million or 90.57% of total loans at September 30, 2015 and December 31, 2014, respectively. This represents an increase of $22.5 million or 5.29% during the nine months ended September 30, 2015. Consumer installment loans were $13.6 million or 2.77% and $13.9 million or 2.95% of total loans at September 30, 2015 and December 31, 2014, respectively. This represents a decrease of $258 thousand or 1.86% during the nine months ended September 30, 2015. Commercial and industrial loans were $27.4 million or 5.58% and $28.1 million or 5.99% of total loans at September 30, 2015 and December 31, 2014, respectively. This represents a decrease of $714 thousand or 2.54% for the nine months ended September 30, 2015.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2015 and 2014 and the year ended December 31, 2014. Charged-off loans were $438 thousand and $515 thousand for the nine months ended September 30, 2015 and 2014, respectively. Recoveries were $499 thousand and $614 thousand for the nine months ended September 30, 2015 and 2014, respectively. This resulted in net recoveries of $61 thousand and $99 thousand for the nine months ended September 30, 2015 and 2014, respectively. The allowance for loan losses as a percentage of loans was 1.05% at September 30, 2015 and 1.08% at December 31, 2014. The allowance for loan losses was 68.65% of nonperforming assets at September 30, 2015 and 39.62% of nonperforming assets at December 31, 2014. Nonperforming assets decreased by $5.3 million during the nine months ended September 30, 2015 due mainly to decreases in nonaccrual loans. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the uncertainty in the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $5.7 million and $10.7 million at September 30, 2015 and December 31, 2014, respectively. Other real estate owned and repossessed assets were $1.8 million and $2.1 million at September 30, 2015 and December 31, 2014, respectively. The Company held seven other real estate assets with an average balance of $264 thousand at September 30, 2015. At December 31, 2014, the company held nine other real estate assets with an average balance of $234 thousand. The percentage of nonperforming assets to loans and other real estate owned was 1.53% at September 30, 2015 and 2.72% at December 31, 2014, respetively. There were $1 thousand in loans past due 90 days or more and still accruing interest at September 30, 2015. Total loans past due 90 days or more and still accruing interest were $6 thousand at December 31, 2014. Loans past due 30 days or more increased $3.6 million between December 31, 2014 and September 30, 2015. The majority of this increase was due to a few large balance loans and is not necessarily indicative of future trends in nonperforming assets.

During the nine months ended September 30, 2015, the Bank placed four loans totaling $814 thousand on nonaccrual status. These loans are secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2015, the Company had $7.8 million in restructured loans with specific allowances totaling $478 thousand. At December 31, 2014 , the Company had $7.8 million in restructured loans with specific allowances totaling $352 thousand. At September 30, 2015 and December 31, 2014, total restructured loans performing under the restructured terms and accruing interest were $7.5 million and $6.3 million, respectively. Two loans, totaling $340 thousand, were in nonaccrual status at September 30, 2015. Eight loans, totaling $1.4 million, were in nonaccrual status at December 31, 2014.

Deposits

Total deposits were $527.9 million and $503.8 million at September 30, 2015 and December 31, 2014, respectively. This represents an increase of $24.1 million or 4.77% during the nine months ended September 30, 2015. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2015 and December 31, 2014.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $17.6 million or 11.08% from $159.4 million at December 31, 2014 to $177.0 million at September 30, 2015. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $5.8 million or 2.34% from $249.3 million at December 31, 2014 to $255.1 million at September 30, 2015. Time deposits increased $572 thousand or 0.60% from $95.2 million at December 31, 2014 to $95.7 million at September 30, 2015. This is comprised of an increase in time deposits of $250,000 and more of $4.1 million or 44.16% and a decrease in time deposits of less than $250,000 of $3.5 million or 4.09%. Certificates of deposit also included $12.9 million in brokered certificates of deposit at September 30, 2015 and December 31, 2014.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2015 was $77.6 million, reflecting a percentage of total assets of 11.97%, as compared to $73.1 million and 11.62% at December 31, 2014. During the nine months ended September 30, 2014 and 2015, the Company declared dividends of $0.57 and $0.60 per share, respectively. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at September 30, 2015, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital.
At December 31, 2014, the $7.0 million in trust preferred securities, issued by the Company during 2007, qualified as Tier 1 capital because this amount did not exceed 25% of total capital, including the trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Company's trust preferred securities continued to be included in Tier 1 capital and total capital, pursuant to a "grandfathering" provision that exempts the Company's securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities. As discussed in Note 9 to the Consolidated Financial Statements, the pool to which the Company's $7.0 million in outstanding trust preferred capital notes belonged was liquidated by means of auction. The Company was successful in purchasing the outstanding notes, which resulted in this amount no longer being outstanding and included in Tier 1 capital beginning in the third quarter of 2015. This transaction did not cause the Company to fall below the well capitalized regulatory minimum.
For capital adequacy purposes, during 2015, financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The Company’s policy requires a Tier 1 common equity risk-based capital ratio of 7.00%, a Tier 1 risk-based capital ratio of at least 8.50%, a total risk-based capital ratio of at least 10.50% and a minimum Tier 1 leverage ratio of 6.50%. The Company's Tier 1 common risk-based capital ratio was 15.29% at September 30, 2015. The Company’s Tier 1 risk-based capital ratio was 15.29% at September 30, 2015 as compared to 17.90% at December 31, 2014. The Company’s total risk-based capital ratio was 16.33% at September 30, 2015 as compared to 19.06% at December 31, 2014. The Company’s Tier 1 capital to average total assets ratio was 12.00% at September 30, 2015 as compared to 12.86% at December 31, 2014. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2015, liquid assets totaled $218.5 million as compared to $219.2 million at December 31, 2014. These amounts represent 38.99% and 39.59% of total liabilities at September 30, 2015 and December 31, 2014, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2014 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of November, 2015.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.