Form 10-K
period 2015-12-31
EAGLE FINANCIAL SERVICES INC
filed 2016-03-29
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2015 was $64,391,727.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 21, 2016 was 3,535,684.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I
Item 1. Business
General
Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.
The Bank has twelve full-service branches and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has offices located in Clarke County and Frederick County, as well as the Towns of Leesburg, Purcellville, and Ashburn, and the City of Winchester. This market area is located in the Shenandoah Valley and Northern Virginia.
The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial loans. The Bank has thirteen ATM locations in its trade area and issues both ATM cards and Debit cards to deposit customers. These cards can be used to withdraw cash at most ATM’s through the Bank’s membership in both regional and national networks. These cards can also be used to make purchases at retailers who accept transactions through the same regional and national networks. The Bank offers telephone banking, internet banking, and mobile banking to its customers. Internet banking also offers online bill payment to consumer and commercial customers. The Bank offers other commercial deposit account services such as ACH origination and remote deposit capture.
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
In addition to the Bank, as of December 31, 2014, the Company had a wholly owned subsidiary, Eagle Financial Statutory Trust II, which was formed in connection with the issuance of $7,000,000 in trust preferred securities in 2007. On August 7, 2015, the Eagle Financial Statutory Trust II was dissolved. The Company’s subsidiary, Bank of Clarke County, is a partner in Bankers Title Shenandoah, LLC, which sells title insurance and is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks. Bank of Clarke County is also an investor in State Theatre Owner, LLC which rehabilitated the State Theatre of Culpeper, Virginia and is an investor in Moore Street Investor, LLC which is rehabilitating two buildings located in Richmond, Virginia.
Employees
The Company, including the Bank, had 54 officers, 108 other full-time and 20 part-time employees (or 171 full-time equivalent employees) at December 31, 2015. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.
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

Competition
There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2015 as reported to the FDIC, the Company has 6.6% of the total deposits in its market area. The Company’s market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. Refer to Item 5 for additional information on dividend restrictions. During the year ended December 31, 2015, the Bank paid $6.6 million in dividends to the Company. The Company paid cash dividends of $2.1 million to shareholders during 2015.
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
Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth.
On June 7, 2012, the Federal Reserve issued a series of proposed rules intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules were proposed to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. On July 2, 2013, the Federal Reserve approved certain revisions to the proposals and finalized new capital requirements for banking organizations.
Under the risk-based capital requirements of the Federal Reserve that became effective January 1, 2015, the Company and the Bank are required to maintain a minimum ratio to total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0% (unchanged from the prior requirement). At least 6% of the total capital is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments (increased from the prior requirement of 4.0%). The “Tier 2 capital” consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. A common equity Tier 1 capital ratio of 4.5% of risk-weighted assets was added with the new rules effective January 1, 2015.
Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for financial holding companies and banking organizations with the highest supervisory rating. All other banking organizations were required to maintain a minimum Tier 1 leverage ratio of 4.0% unless a different minimum was specified by an appropriate regulatory authority (unchanged from the prior requirement). In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity.

The capital requirements that became effective January 1, 2015 are the initial capital obligations, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The capital conservation buffer requirement is being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.
With respect to the Bank, the Federal Reserve’s final rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0% (as compared to the prior ratio of 6.0%); and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.
The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development, and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status, a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital, and increased risk-weights (from 0% to up to 600%) for equity exposures.
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
Banks and other depository institutions are also subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.
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

Dodd-Frank Act. In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Provisions that could impact the Bank include the following:

•
FDIC Assessments. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to average consolidated total assets less its average tangible equity. In addition, it increases the minimum size of the Deposit Insurance Fund (“DIF”) and eliminates its ceiling, with the burden of the increase in the minimum size on institutions with more than $10 billion in assets.

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

Integrated Mortgage Disclosures under the Real Estate Settlement Procedures Act (Regulation X) and the Truth In Lending Act (Regulation Z). Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on November 20, 2013 (effective on October 3, 2015), combining certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The Bureau amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements imposed by the Dodd-Frank Act, the final rule provides extensive guidance regarding compliance with those requirements. The final rule applies to most closed-end consumer mortgages. It does not apply to home equity lines of credit, reverse mortgages, or mortgages secured by a mobile home or by a dwelling that is not attached to real property (in other words, land). The final rule also does not apply to loans made by a creditor who makes five or fewer mortgages in a year.

Flood Insurance Rule. On July 21, 2015, five federal regulatory agencies announced the approval of a joint final rule that modifies regulations that apply to loans secured by properties located in special flood hazard areas. The final rule implements provisions of the Homeowner Flood Insurance Affordability Act of 2014 relating to the escrowing of flood insurance payments and the exemption of certain detached structures from the mandatory flood insurance purchase requirement. The final rule also implements provisions in the Biggert-Waters Act relating to the force placement of flood insurance.

Home Mortgage Disclosure Act (HMDA) Final Rule. On October 15, 2015, the CFPB issued the final rule aimed at increasing the “quality and type” of HMDA data collected and reported by financial institutions. The final HMDA rule will expand the types of loans subject to reporting and increase the number of data fields. Lenders will have to collect and report additional information on applicants and borrowers, property used to secure loans, loan features and unique identifiers. The rule adds 25 new data points and amends 14 existing data points.

The most significant changes are not effective until January 1, 2018. On or before March 1, 2019, lenders will report the new data they collect in 2018.

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
As a financial institution, we are heavily regulated at the state and federal levels. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank. Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our businesses, financial condition or results of operations. Among other things, the Dodd-Frank Act and the regulations implemented thereunder limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on bank holding companies. As a result of these and other provisions in the Dodd-Frank Act, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.
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

The Company’s branches are located in the counties of Clarke, Frederick and Loudoun, the towns of Purcellville, Leesburg and Ashburn, and the City of Winchester. Because our lending is concentrated in this market, we will be affected by the general economic conditions in these areas. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. A decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

The Company is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act, the short-term and long-term impact of which is uncertain.

The Company and the Bank are each subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which each must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. The Basel III Capital Rules require bank holding companies and their subsidiaries, to maintain significantly more capital and adopted more demanding regulatory capital risk weightings and calculations. As a result of the Basel III Capital Rules, many community banks could be forced to limit banking operations and activities, and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Company believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules. However, if the Company and the Bank fail to meet these minimum capital guidelines and/or other regulatory requirements, the Company could be subject to regulatory restrictions, including limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses, or experience other adverse consequences that could cause its financial condition to be materially and adversely affected.

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
At December 31, 2015, loans secured by real estate totaled $450.4 million and represented 90.88% of the Company’s loan portfolio. If we experience further adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be further impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke County, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2015, Bank of Clarke County operated twelve full-service branches and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Leesburg and Ashburn. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.
All of the Company’s properties are well maintained, are in good operating condition and are adequate for the Company’s present and anticipated future needs.

Item 3. Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the OTC Markets Group's OTCQX Market under the symbol “EFSI.” The OTC Markets Group provides information about the common stock to professional market makers who match sellers with buyers. Securities brokers can obtain information from the OTC Markets Group when working with clients. When a client decides to initiate a transaction, the broker will contact one of the stock’s market makers.
The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Markets Group) and dividends declared during 2015 and 2014. The Company may not be aware of the per share price of all trades made.
Common Stock Market Price and Dividend Data

	2015		2014		Dividends Per Share
	High	Low	High	Low	2015	2014
1st Quarter	$24.50	$22.85	$23.45	$21.29	$0.20	$0.19
2nd Quarter	26.25	23.10	23.60	22.40	0.20	0.19
3rd Quarter	24.80	22.90	24.10	22.51	0.20	0.19
4th Quarter	24.00	22.85	24.25	22.51	0.20	0.20
As of March 21, 2016, the Company had approximately 1,039 shareholders of record.
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

	2010	2011	2012	2013	2014	2015
Eagle Financial Services, Inc.	$100	$107	$145	$153	$165	$168
NASDAQ Bank Index	100	88	101	141	145	154
NASDAQ Composite Index	100	98	114	157	179	189

Item 6. Selected Financial Data
The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$24,493	$24,850	$25,036	$26,566	$27,571
Interest expense	1,347	1,912	2,585	3,384	4,805
Net interest income	$23,146	$22,938	$22,451	$23,182	$22,766
(Recovery of) provision for loan losses	(227)	350	—	1,660	3,750
Net interest income after (recovery of) provision for loan losses	$23,373	$22,588	$22,451	$21,522	$19,016
Noninterest income	8,438	6,606	7,462	6,127	5,946
Net revenue	$31,811	$29,194	$29,913	$27,649	$24,962
Noninterest expenses	22,481	19,986	20,367	18,540	19,269
Income before income taxes	$9,330	$9,208	$9,546	$9,109	$5,693
Income tax expense	2,433	2,068	2,388	2,559	1,371
Net Income	$6,897	$7,140	$7,158	$6,550	$4,322

Performance Ratios:
Return on average assets	1.10%	1.19%	1.23%	1.15%	0.76%
Return on average equity	9.17%	10.25%	11.04%	10.71%	7.73%
Shareholders’ equity to assets	11.97%	11.67%	11.32%	10.74%	10.23%
Dividend payout ratio	40.61%	37.03%	36.02%	37.10%	54.77%
Non-performing loans to total loans	1.13%	2.28%	1.00%	0.63%	0.62%
Non-performing assets to total assets	0.95%	2.04%	1.04%	0.94%	0.86%

Per Common Share Data:
Net income, basic	$1.97	$2.08	$2.11	$1.97	$1.31
Net income, diluted	1.97	2.08	2.11	1.96	1.31
Cash dividends declared	0.80	0.77	0.76	0.73	0.72
Book value	22.25	21.01	19.57	19.11	17.67
Market price	23.00	23.30	22.50	22.00	16.81
Average shares outstanding, basic	3,495,334	3,438,348	3,386,467	3,333,235	3,292,290
Average shares outstanding, diluted	3,495,334	3,438,646	3,387,212	3,343,212	3,299,998

Balance Sheet Data:
Total securities	$107,719	$96,973	$104,790	$105,531	$117,654
Total loans	495,573	469,820	444,273	418,097	410,424
Total assets	653,272	630,158	586,444	593,276	568,022
Total deposits	550,718	503,816	487,587	477,101	448,465
Shareholders’ equity	78,221	73,132	66,406	63,706	58,090

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
GENERAL
The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2015, the Company had total assets of $653.3 million, net loans of $490.6 million, total deposits of $550.7 million and shareholders’ equity of $78.2 million. The Company’s net income was $6.9 million for the year ended December 31, 2015.
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
The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated. Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or general allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2015 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS
Net Income
Net income for 2015 was $6.9 million, a decrease of $243 thousand or 3.40% over 2014’s net income of $7.1 million. Net income for 2014 decreased $18 thousand or 0.25% from 2013’s net income of $7.2 million. Diluted earnings per share were $1.97, $2.08, and $2.11 for 2015, 2014, and 2013, respectively.
Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 1.10%, 1.19%, and 1.23% for 2015, 2014, and 2013, respectively.
Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 9.17%, 10.25%, and 11.04% for 2015, 2014, and 2013, respectively.
Net Interest Income
Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $23.1 million for 2015, $22.9 million for 2014, and $22.5 million for 2013, which represents an increase of $208 thousand or 0.91% and an increase of $487 thousand or 2.17% for 2015 and 2014, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $24.5 million for 2015, $24.9 million for 2014, and $25.0 million for 2013, which represents a decrease of $357 thousand or 1.44% and $186 thousand or 0.74% for 2015 and 2014, respectively. Total interest expense was $1.3 million for 2015, $1.9 million for 2014, and $2.6 million for 2013, which represents a decrease of $565 thousand or 29.55% and $673 thousand or 26.03% in 2015 and 2014, respectively. The decreases in total interest income and total interest expense during 2015 are driven mainly by the interest rate environment. Refer to the table titled “Volume and Rate Analysis” for further detail on these decreases.
The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2015, 2014, and 2013.
The net interest margin was 4.06% for 2015, 4.20% for 2014, and 4.24% for 2013. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2015, 2014, and 2013. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2015, 2014, and 2013.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates. This decline will likely occur more rapidly than the decline in cost of funds due to the low level of interest rates currently being paid on interest bearing liabilities.

Average Balances, Income and Expenses, Yields and Rates
(dollars in thousands)

	December 31, 2015			December 31, 2014			December 31, 2013
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$71,159	$1,744	2.45%	$68,119	$2,047	3.01%	$72,630	$2,242	3.09%
Tax-Exempt (1)	31,592	1,472	4.66%	33,652	1,661	4.94%	36,692	1,881	5.13%
Total Securities	$102,751	$3,216	3.13%	$101,771	$3,708	3.64%	$109,322	$4,123	3.77%
Loans:
Taxable	465,444	21,523	4.62%	449,247	21,477	4.78%	422,692	21,352	5.05%
Non-accrual	6,446	—	—%	6,811	—	—%	2,921	—	—%
Tax-Exempt (1)	7,210	346	4.80%	5,789	330	5.70%	4,423	269	6.08%
Total Loans	$479,100	$21,869	4.56%	$461,847	$21,807	4.72%	$430,036	$21,621	5.03%
Federal funds sold	—	—	—%	—	—	—%	—	—	—%
Interest-bearing deposits in other banks	12,174	26	0.21%	6,075	12	0.20%	10,048	23	0.23%
Total earning assets (2)	$587,579	$25,111	4.27%	$562,882	$25,527	4.54%	$546,485	$25,767	4.72%
Allowance for loan losses	(5,374)			(5,839)			(6,957)
Total non-earning assets	47,626			43,008			40,573
Total assets	$629,831			$600,051			$580,101

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$80,809	$85	0.11%	$82,821	$88	0.11%	$83,889	$103	0.12%
Money market accounts	99,088	113	0.11%	94,650	108	0.11%	87,809	120	0.14%
Savings accounts	76,054	41	0.05%	67,515	35	0.05%	59,114	30	0.05%
Time deposits:
$100,000 and more	36,098	170	0.47%	35,341	181	0.51%	38,232	241	0.63%
Less than $100,000	57,992	332	0.57%	61,136	512	0.84%	65,900	648	0.98%
Total interest-bearing deposits	$350,041	$741	0.21%	$341,463	$924	0.27%	$334,944	$1,142	0.34%
Federal funds purchased and securities sold under agreements to repurchase	1,154	10	0.87%	1,865	20	1.07%	1,064	31	2.91%
Federal Home Loan Bank advances	24,849	336	1.35%	28,818	650	2.26%	32,223	1,094	3.40%
Trust preferred capital notes (3)	4,441	196	4.41%	7,217	318	4.41%	7,217	318	4.41%
Total interest-bearing liabilities	$380,485	$1,283	0.34%	$379,363	$1,912	0.50%	$375,448	$2,585	0.69%
Noninterest-bearing liabilities:
Demand deposits	171,508			149,026			136,242
Other Liabilities	2,599			1,981			3,581
Total liabilities	$554,592			$530,370			$515,271
Shareholders’ equity	75,239			69,681			64,830
Total liabilities and shareholders’ equity	$629,831			$600,051			$580,101
Net interest income		$23,828			$23,615			$23,182
Net interest spread			3.93%			4.04%			4.03%
Interest expense as a percent of average earning assets			0.22%			0.34%			0.47%
Net interest margin			4.06%			4.20%			4.24%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 34%.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Interest expense and average yield was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes.

Tax-Equivalent Net Interest Income
(dollars in thousands)

	December 31,
	2015	2014	2013
GAAP Financial Measurements:
Interest Income - Loans	$21,751	$21,695	$21,530
Interest Income - Securities and Other Interest-Earnings Assets	2,742	3,155	3,506
Interest Expense - Deposits	741	924	1,142
Interest Expense - Other Borrowings	542	988	1,443
Total Net Interest Income	$23,210	$22,938	$22,451

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$118	$112	$92
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	500	565	639
Total Tax Benefit on Tax-Exempt Interest Income	$618	$677	$731
Tax-Equivalent Net Interest Income	$23,828	$23,615	$23,182
The tax-equivalent yield on earning assets decreased 27 basis points from 2014 to 2015 and 18 basis points from 2013 to 2014. The tax-equivalent yield on securities decreased 51 basis points from 2014 to 2015 and 13 basis points from 2013 to 2014. The tax-equivalent yield on loans decreased 16 basis points from 2014 to 2015 and 31 basis points from 2013 to 2014. The decrease in the yield on earning assets, securities, and the loan portfolio was primarily a result of the low interest rate environment that extended through 2015.
The average rate on interest-bearing liabilities decreased 16 basis points from 2014 to 2015 and 19 basis points from 2013 to 2014. These changes were caused primarily by management of the deposit pricing and product mix, maturity of two higher interest rate FHLB advance during 2014, and the continued low rate environment. An intentional shift in the product mix, to move from time deposits to non-maturity deposits during 2015 was planned and achieved. The average rate on total interest-bearing deposits decreased 6 basis points from 2014 to 2015 and 7 basis points from 2013 to 2014. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $11.0 million or 4.48% from $245.0 million during 2014 to $256.0 million in 2015 and $14.2 million or 6.14% from $230.8 million at December 31, 2013 during 2014. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company from time to time will utilize overnight borrowings in the form of federal funds purchased. The average rate on these borrowings decreased 20 basis points from 2014 to 2015 and 184 basis points from 2013 to 2014. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which increased to 0.50% during 2015 from 0.25% in several years preceding. Finally, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances decreased 91 basis points from 2014 to 2015 and decreased 114 basis points from 2013 to 2014. The average balance on FHLB advances decreased $4.0 million during 2015 and decreased $3.4 million during 2014.
As of July 1, 2014, the Company began deferring loan origination fees and related direct loan origination costs in accordance with ASC 310-20. This has a direct impact on the net interest margin and more specifically, the loan yield. Prior to this date, the net impact of deferred loan origination fees and related direct loan origination costs was deemed to be immaterial.
The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans. Tax-equivalent net interest income increased $213 thousand during 2015. The increase in tax-equivalent net interest income during 2015 is comprised of an increase due to volume of $921 thousand and a decrease due to rate of $708 thousand. The increase in tax-equivalent net interest income during 2015 was primarily affected by the increased volume of taxable loans and the decreased cost of Federal Home Loan Bank advances.

Volume and Rate Analysis (Tax-Equivalent Basis)
(dollars in thousands)

	2015 vs 2014 Increase (Decrease) Due to Changes in:			2014 vs 2013 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$96	$(399)	$(303)	$(138)	$(57)	$(195)
Tax-exempt	(98)	(91)	(189)	(152)	(68)	(220)
Loans:
Taxable	643	(597)	46	839	(714)	125
Tax-exempt	45	(29)	16	76	(15)	61
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in other banks	13	1	14	(8)	(3)	(11)
Total earning assets	$699	$(1,115)	$(416)	$617	$(857)	$(240)

Interest-Bearing Liabilities:
NOW accounts	$(3)	$—	$(3)	$(2)	$(13)	$(15)
Money market accounts	5	—	5	7	(19)	(12)
Savings accounts	6	—	6	5	—	5
Time deposits:
$100,000 and more	4	(15)	(11)	(17)	(43)	(60)
Less than $100,000	(25)	(155)	(180)	(46)	(90)	(136)
Total interest-bearing deposits	$(13)	$(170)	$(183)	$(53)	$(165)	$(218)
Federal funds purchased and securities sold under agreements to repurchase	$(7)	$(3)	$(10)	$2	$(13)	$(11)
Federal Home Loan Bank advances	(80)	(234)	(314)	(106)	(338)	(444)
Trust preferred capital notes	(122)	—	(122)	—	—	—
Total interest-bearing liabilities	$(222)	$(407)	$(629)	$(157)	$(516)	$(673)
Change in net interest income	$921	$(708)	$213	$774	$(341)	$433
Provision for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for (recovery of) loan losses was $(227) thousand for 2015, $350 thousand for 2014, and zero for 2013. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The recovery of loan losses in 2015, compared to a provision for loan losses in 2014, reflects lower specific reserves on remaining impaired loans as well as a net recovery amounts. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.
Noninterest Income
Total noninterest income was $8.4 million, $6.6 million, and $7.5 million during 2015, 2014, and 2013, respectively. This represents an increase of $1.8 million or 27.73% for 2015 and a decrease of $856 thousand or 11.47% for 2014. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2015, 2014, and 2013, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Income from fiduciary activities	$1,338	$1,162	$176	15.15%	$1,162	$1,186	$(24)	(2.02)%
Service charges on deposit accounts	1,244	1,323	(79)	(5.97)%	1,323	1,453	(130)	(8.95)%
Other service charges and fees	3,375	2,995	380	12.69%	2,995	3,864	(869)	(22.49)%
(Loss) on the sale of bank premises and equipment	(76)	(14)	(62)	NM	(14)	(1)	(13)	NM
Gain on sale of securities	124	990	(866)	NM	990	465	525	NM
Gain on redemption of trust preferred debt	2,424	—	2,424	NM	—	—	—	NM
Other operating income	9	150	(141)	(94.00)%	150	495	(345)	(69.70)%
Total noninterest income	$8,438	$6,606	$1,832	27.73%	$6,606	$7,462	$(856)	(11.47)%
NM - Not Meaningful

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased by $176 thousand or 15.15% for 2015. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2015, the Company collected and recognized into income approximately $100 thousand of prior year trust fees from one client, causing an increase in income from fiduciary activities. These particular fees were not accrued during prior years due to questions of collectability from the client. In future periods, trust fees for this client will be accrued and billed on a quarterly basis.
The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. Other service charges and fees increased by $380 thousand or 12.69% for 2015. This increase can be attributed to increased activity in non-deposit investment products and an increase of ATM fee income of $155 thousand for 2015. Other service charges and fees decreased by $869 thousand or 22.49% for 2014. In April of 2013, the Company received a signing bonus of $121 thousand from its current debit card vendor for extending its contract and remaining exclusive to this provider. In addition, in 2013, the Company recorded the sale of the Bank’s merchant processing business. The sale of the merchant portfolio resulted in a net gain of $399 thousand. Total proceeds from the transaction of $450 thousand are reflected in other service charges and fees while broker, legal and other related expenses are reflected in non-interest expense. These two transactions were a large contributor to the overall decrease during 2014. During 2014, these decreases in other service charges and fees were augmented by a decrease of $155 thousand or 54.20% in fees generated from the origination of mortgage loans for the secondary market. This decrease is due to decreased volume in this product for 2014.

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
Other operating income decreased $141 thousand or 94.00% during 2015. During the third quarter of 2015, the Company's cash flow hedge was derecognized upon the retirement of the trust preferred capital note as discussed in the previous paragraph. As a result, the loss on the interest rate swap derivative contract recorded in accumulated other comprehensive income of $237 thousand was reclassified to the income statement during the third quarter, which was partially offset by the adjustment of the derivative contract to fair value for a gain of $88 thousand. Other operating income decreased $345 thousand or 69.70% during 2014. During 2013, the Company recorded $254 thousand of income related to the proceeds received from a bank owned life insurance policy, which was the majority of the 2014 decrease.
Several one time events, as noted above, including a gain on redemption of trust preferred debt, security gains from sales, the sale of the merchant card portfolio, the receipt of life insurance benefits and the adjustment made to the the trust fees receivable account, have helped to mitigate declining interest income during 2015, 2014 and 2013.

Noninterest Expenses
Total noninterest expenses were $22.5 million, $20.0 million, and $20.4 million during 2015, 2014, and 2013, respectively. This represents an increase of $2.5 million or 12.48% during 2015 and a decrease of $381 thousand or 1.87% during 2014. The efficiency ratio of the Company was 75.77%, 67.59%, and 65.36% for 2015, 2014, and 2013, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding certain non-recurring gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above.
The following table provides the components of noninterest expense for the twelve months ended December 31, 2015, 2014, and 2013, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2015	2014	$ Change	% Change	2014	2013	$ Change	% Change
Salaries and employee benefits	$12,318	$11,427	$891	7.80%	$11,427	$11,451	$(24)	(0.21)%
Occupancy expenses	1,563	1,280	283	22.11%	1,280	1,291	(11)	(0.85)%
Equipment expenses	1,102	720	382	53.06%	720	666	54	8.11%
Advertising and marketing expenses	612	571	41	7.18%	571	548	23	4.20%
Stationery and supplies	242	307	(65)	(21.17)%	307	274	33	12.04%
ATM network fees	805	712	93	13.06%	712	616	96	15.58%
Other real estate owned expense	336	27	309	1,144.44%	27	40	(13)	(32.50)%
(Gain) loss on foreclosure and sale of other real estate owned	(46)	(82)	36	NM	(82)	140	(222)	NM
FDIC assessment	439	357	82	22.97%	357	375	(18)	(4.80)%
Computer software expense	696	872	(176)	(20.18)%	872	664	208	31.33%
Bank franchise tax	505	466	39	8.37%	466	407	59	14.50%
Professional fees	1,025	988	37	3.74%	988	1,013	(25)	(2.47)%
Other bank services charges	71	73	(2)	(2.74)%	73	695	(622)	(89.50)%
Cost to terminate operating lease	520	—	520	NM	—	—	—	NM
Other operating expenses	2,293	2,268	25	1.10%	2,268	2,187	81	3.70%
Total noninterest expenses	$22,481	$19,986	$2,495	12.48%	$19,986	$20,367	$(381)	(1.87)%
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
Stationary and supplies expense has decreased during 2015 due to efforts to promote paperless statements to customers as well as internal efforts to maintain paperless records where possible.
ATM network fees increased 13.06% during 2015 and 15.58% during 2014. ATM network fees fluctuate based on the usage of ATM and debit cards. This expense has increased similarly to increases in deposit accounts.
Other real estate owned expenses increased during 2015. This fluctuation is due mainly to a valuation adjustment of $288 thousand that were recorded during 2015. No valuation allowances were established during 2014 and 2013.

FDIC assessments increased $82 thousand or 22.97% during 2015. During 2015 there were increases in the total assessment base as well as the quarterly multiplier, which caused the overall expense to increase.
Computer software expense decreased during 2015, despite the increase in number of branches and employees. Fees paid to our core software provider have decreased due to a conscious effort to reduce unused services and renegotiate contract amounts. Computer software expense increased during 2014 due to branch growth as well as increased regulations requiring investment in additional software products.
Other bank service charges decreased significantly during 2014. Noninterest expense was negatively impacted in 2013 by the Company’s election to prepay a $10.0 million outstanding advance with the Federal Home Loan Bank of Atlanta. A $612 thousand prepayment fee was incurred by the Company in December 2013 in conjunction with the repayment of the advance.
On June 10, 2015, the Company purchased the land on which one of its retail branches resided. The land was purchased subject to an existing lease and subsequently recorded at market value, resulting in a write down of the total purchase price. This writedown appears in the Consolidated Statement of Income as a Cost to terminate operating lease.
Income Taxes
Income tax expense was $2.4 million, $2.1 million, and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. The change in income tax expense can be attributed to changes in taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 26.08%, 22.46%, and 25.02% for 2015, 2014, and 2013, respectively. The decrease in the effective tax rate for 2014 was mainly due to investments in tax credits that were deductible in that same year. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2015, 2014, and 2013.
FINANCIAL CONDITION
Assets, Liabilities and Shareholders’ Equity
The Company’s total assets were $653.3 million at December 31, 2015, an increase of $23.1 million or 3.67% from $630.2 million at December 31, 2014. Securities increased $11.6 million or 12.38% from 2014 to 2015. Loans, net of allowance for loan losses, increased by $25.9 million or 5.57% from 2014 to 2015. Total liabilities were $575.1 million at December 31, 2015, compared to $557.0 million at December 31, 2014. Total shareholders’ equity at year end 2015 and 2014 was $78.2 million and $73.1 million, respectively.
Securities
Total securities, excluding restricted stock at December 31, 2015 were $105.8 million as compared to $94.2 million as of December 31, 2014, which represents an increase of $11.6 million or 12.38% during 2015. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2015, 2014, and 2013. The Company purchased $33.5 million in securities during 2015. This amount includes $8.8 million or 26.45% in obligations of U.S. government corporations and agencies, $19.7 million or 58.83% in mortgage-backed securities and $4.9 million or 14.72% in obligations of states and political subdivisions. The Company had $17.4 million in maturities, calls, and principal repayments on securities during 2015. This amount includes $8.4 million or 48.55% in obligations of U.S. government corporations and agencies, $3.8 million or 21.86% in mortgage-backed securities and $5.1 million or 29.59% in obligations of states and political subdivisions. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2015. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2015 and 2014.

Securities Portfolio
(dollars in thousands)

	December 31,
	2015	2014	2013
Securities available for sale:
Obligations of U.S. government corporations and agencies	$37,665	$37,211	$34,744
Mortgage-backed securities	28,931	15,779	15,197
Obligations of states and political subdivisions	39,227	40,410	43,116
Corporate securities	—	765	8,423
Equity securities	—	—	1,118
	$105,823	$94,165	$102,598
The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $1.5 million and $2.2 million at December 31, 2015 and 2014, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.
The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2015. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.
Maturity Distribution and Yields of Securities
(dollars in thousands)

	December 31, 2015
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$3,004	1.57%	$17,293	1.90%	$16,402	2.36%	$966	3.00%	$37,665	2.10%
Mortgage-backed securities	—	—%	—	—%	3,376	2.34%	25,555	2.57%	28,931	2.54%
Obligations of states and political subdivisions, taxable	—	—%	4,409	3.54%	1,829	3.93%	2,070	4.28%	8,308	3.81%
Total taxable	$3,004	1.57%	$21,702	2.23%	$21,607	2.49%	$28,591	2.71%	$74,904	2.46%
Obligations of states and political subdivisions, tax-exempt (1)	1,411	3.55%	9,536	2.92%	16,760	3.12%	3,212	3.41%	30,919	3.11%
Total	$4,415	2.20%	$31,238	2.44%	$38,367	2.76%	$31,803	2.77%	$105,823	2.65%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.
Loan Portfolio
The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $495.6 million and $469.8 million at December 31, 2015 and 2014, respectively. This represents an increase of $25.8 million or 5.48% for 2015. The ratio of loans to deposits decreased during the year from 92.24% to 89.09% at December 31, 2014 and December 31, 2015, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio
(dollars in thousands)

	December 31,
	2015	2014	2013	2012	2011
Loans secured by real estate:
Construction and land development	$35,019	$25,887	$27,047	$30,846	$31,579
Secured by farmland	6,550	10,602	9,886	7,030	3,390
Secured by 1-4 family residential properties	229,651	224,694	218,633	214,619	212,638
Multifamily	3,975	3,016	2,850	2,808	4,517
Commercial	175,172	161,299	148,166	124,382	118,043
Loans to farmers	1,331	957	1,321	1,525	1,910
Commercial and industrial loans	29,366	28,132	20,865	21,640	22,866
Consumer installment loans	13,530	13,874	13,785	13,307	13,185
All other loans	979	1,359	1,720	1,940	2,296
Total loans	$495,573	$469,820	$444,273	$418,097	$410,424

Loans secured by real estate were $450.4 million or 90.88% and $425.5 million or 90.57% of total loans at December 31, 2015 and 2014, respectively. This represents an increase of $24.9 million or 5.84% for 2015. Consumer installment loans were $13.5 million or 2.73% and $13.9 million or 2.95% of total loans at December 31, 2015 and 2014, respectively. This represents a decrease of $344 thousand or 2.48% for 2015. Commercial and industrial loans were $29.4 million or 5.93% and $28.1 million or 5.99% of total loans at December 31, 2015 and 2014. This represents an increase of $1.3 million or 4.39% for 2015.
The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $340.8 million or 68.76% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.
Maturity Schedule of Selected Loans
(dollars in thousands)

	December 31, 2015
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$23,433	$8,690	$2,896	$35,019
Secured by farmland	1,056	4,692	802	6,550
Secured by 1-4 family residential properties	43,064	102,610	83,977	229,651
Multifamily	570	2,112	1,293	3,975
Commercial	17,918	96,748	60,506	175,172
Loans to farmers	412	671	248	1,331
Commercial and industrial loans	14,829	9,841	4,696	29,366
Consumer installment loans	1,198	11,951	381	13,530
All other loans	—	966	13	979
	$102,480	$238,281	$154,812	$495,573
For maturities over one year:
Floating rate loans		$10,167	$45,919	$56,086
Fixed rate loans		228,114	108,893	337,007
		$238,281	$154,812	$393,093

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $5.9 million in total non-performing assets, which consist of nonaccrual loans, other real estate owned, and repossessed assets at December 31, 2015. This is a decrease of $6.9 million when compared to the December 31, 2014 balance of $12.8 million. This decrease resulted mostly from the decrease in nonaccrual loans as discussed below.
Nonaccrual loans were $5.3 million at December 31, 2015 and $10.7 million at 2014. The gross amount of interest income that would have been recognized on nonaccrual loans was $63 thousand for 2015 and $108 thousand for 2014. None of this interest income was included in net income for 2015 or 2014. A total of 3 loans were placed in nonaccrual during 2015. In addition, 26 loans totaling $4.5 million were removed from nonaccrual status during 2015. Of the $4.5 million in loans removed from nonaccrual status between December 31, 2014 and December 31, 2015, 16 loans totaling $3.0 million were returned to accruing status, 5 loans totaling $844 thousand were paid off and 5 loans totaling $649 thousand were written off. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2015 totaled $5.3 million and had $146 thousand in specific allocations.
Other real estate owned decreased to $571 thousand at December 31, 2015, compared to $2.1 million at December 31, 2014. Ten foreclosed properties were sold during 2015, while five foreclosed properties were acquired. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net gain of $46 thousand and $82 thousand was recognized on the foreclosure and sale of other real estate owned during 2015 and 2014, respectively. A net loss of $140 thousand was recognized on the sale of other real estate owned during 2013.
Total loans past due 90 days or more and still accruing interest were $307 thousand or 0.06%, $6 thousand or 0.00%, and $11 thousand or 0.00% of total loans at December 31, 2015, 2014, and 2013, respectively. The loans past due 90 days or more and still accruing interest are well secured and in the process of collection; therefore, they were not classified as nonaccrual.
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
In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2015, 2014, 2013, 2012, and 2011, the Company had $7.5 million, $7.8 million, $6.4 million, $8.2 million, and $10.7 million in restructured loans, respectively.

Nonperforming Assets
(dollars in thousands)

	December 31,
	2015	2014	2013	2012	2011

Nonaccrual loans	$5,285	$10,706	$4,412	$2,414	$2,449
Other real estate owned and repossessed assets	571	2,109	1,646	2,934	2,423
Total nonperforming assets	$5,856	$12,815	$6,058	$5,348	$4,872
Loans past due 90 days and accruing interest	$307	$6	$11	$208	$94

Allowance for loan losses to nonperforming assets	85%	40%	91%	123%	179%

Non-performing assets to period end loans and other real estate owned	1.18%	2.72%	1.36%	1.27%	1.18%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2015, other potential problem loans totaled $4.6 million. Of the total other potential problem loans, $4.6 million or 100.00% are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.
Allowance for Loan Losses
The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.
Charged-off loans were $456 thousand, $1.5 million, and $1.3 million for 2015, 2014, and 2013, respectively. Recoveries were $562 thousand, $725 thousand, and $233 thousand for 2015, 2014, and 2013, respectively. Net recoveries were $106 thousand for 2015. Net charge-offs were $758 thousand, and $1.1 million for 2014 and 2013, respectively. This represents a decrease in net charge-offs of $864 thousand or 113.98% for 2015 and a decrease of $331 thousand or 30.39% for 2014. The allowance for loan losses as a percentage of loans was 1.00%, 1.08%, and 1.24% at the end of 2015, 2014, and 2013, respectively. The decreases in allowance for loan losses as a percentage of total loans from December 31, 2014 to December 31, 2015 is primarily due to positive trends in nonperforming assets (including nonaccrual loans), impaired loans and adversely risk rated loans, as well as a net recovery position for 2015. In addition, the Company was diligent in maintaining updated appraisals for collateral-dependent impaired loans, which resulted in an overall decrease in specific reserves in the allowance for loan losses during 2015. The allowance for loan losses at year-end covered net charge-offs during the year by 6.70 times for 2014 and 5.04 times for 2013. The ratio of net (recoveries) charge-offs to average loans was (0.02)% for 2015, 0.16% for 2014 ,and 0.25% for 2013.
The (recovery of) provision for loan losses for the year ended December 31, 2015 was $(227) thousand, compared to $350 thousand and zero for the years ended December 31, 2014 and 2013, respectively. The recovery of loan losses compared to last years provision for loan losses reflects reductions in impaired loans as well as non-performing assets combined with a net recovery position for 2015.
The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2015, 2014, 2013, 2012, and 2011. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2015	2014	2013	2012	2011

Balance, beginning of period	$5,080	$5,488	$6,577	$8,743	$7,111

Loans charged-off:
Commercial, financial and agricultural	—	—	403	207	596
Real estate-construction and land development	166	482	20	1,313	710
Real estate-mortgage	199	891	796	2,499	1,204
Consumer	91	110	103	144	456
Total loans charged off	$456	$1,483	$1,322	$4,163	$2,966

Recoveries:
Commercial, financial and agricultural	$181	$164	$47	$36	$137
Real estate-construction and land development	75	26	5	4	5
Real estate-mortgage	257	444	116	213	299
Consumer	49	91	65	84	407
Total recoveries	$562	$725	$233	$337	$848
Net (recoveries) charge-offs	(106)	758	1,089	3,826	2,118
(Recovery of) provision for loan losses	(227)	350	—	1,660	3,750
Balance, end of period	$4,959	$5,080	$5,488	$6,577	$8,743

Ratio of allowance for loan losses to loans outstanding at period end	1.00%	1.08%	1.24%	1.57%	2.13%

Ratio of net charge offs to average loans outstanding during the period	(0.02)%	0.16%	0.25%	0.91%	0.52%
Allocation of Allowance for Loan Losses
(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer and Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2015	$211	5.9%	$775	8.4%	$3,590	82.5%	$162	3.2%
December 31, 2014	464	6.0%	951	7.8%	3,324	82.8%	145	3.4%
December 31, 2013	555	4.7%	1,032	8.3%	3,562	83.2%	184	3.8%
December 31, 2012	880	5.2%	1,280	9.0%	4,002	81.8%	229	4.0%
December 31, 2011	1,077	5.6%	2,618	8.5%	4,601	81.7%	254	4.2%

Deposits
Total deposits were $550.7 million and $503.8 million at December 31, 2015 and 2014, respectively, which represents an increase of $46.9 million or 9.31% during 2015. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2015, 2014 and 2013.
Average Deposits and Rates Paid
(dollars in thousands)

	December 31,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing	$171,508		$149,026		$136,242
Interest-bearing:
NOW accounts	80,809	0.11%	82,821	0.11%	83,889	0.12%
Money market accounts	99,088	0.11%	94,650	0.11%	87,809	0.14%
Regular savings accounts	76,054	0.05%	67,515	0.05%	59,114	0.05%
Time deposits:
$100,000 and more	36,098	0.47%	35,341	0.51%	38,232	0.63%
Less than $100,000	57,992	0.57%	61,136	0.84%	65,900	0.98%
Total interest-bearing	$350,041	0.21%	$341,463	0.27%	$334,944	0.34%
Total deposits	$521,549		$490,489		$471,186
Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $26.7 million or 16.81% from $159.4 million at December 31, 2014 to $186.1 million at December 31, 2015. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $20.1 million or 5.84% from $344.5 million at December 31, 2014 to $364.6 million at December 31, 2015. Total NOW account balances increased $4.8 million or 5.84% from $81.4 million at December 31, 2014 to $86.2 million at December 31, 2015. Total money market account balances increased $7.3 million or 7.37% from $98.3 million at December 31, 2014 to $105.6 million at December 31, 2015. Total regular savings account balances increased $10.9 million or 15.68% from $69.6 million at December 31, 2014 to $80.5 million at December 31, 2015. Time deposits decreased $2.8 million or 2.93% from $95.2 million at December 31, 2014 to $92.4 million at December 31, 2015. Pricing decisions made by management and influenced by the low interest rate environment resulted in the decline in certificate of deposits. Brokered certificates of deposits remained stable at $12.9 million at December 31, 2014 and December 31, 2015. This included $11.0 million of traditional brokered certificates of deposit and $1.9 million of certificates obtained through the CDARS network. The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000, including brokered certificates of deposit. Core deposits totaled $525.8 million or 95.48% and $481.6 million or 95.59% of total deposits at December 31, 2015 and 2014, respectively.
The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2015. The total amount maturing within one year is $27.6 million or 75.01% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater
(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits

December 31, 2015	$7,176	$5,757	$14,649	$9,187	$36,769	6.68%

CAPITAL RESOURCES
The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2015 was $78.2 million, reflecting a percentage of total assets of 11.97% as compared to $73.1 million and 11.67% at December 31, 2014. The common stock’s book value per share increased $1.24 or 5.90% to $22.25 per share at December 31, 2015 from $21.01 per share at December 31, 2014. During 2015, the Company paid $0.80 per share in dividends as compared to $0.77 per share for 2014 and $0.76 per share for 2013. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock.
Analysis of Capital
(dollars in thousands)

	December 31, 2015	December 31, 2014
Tier 1 Capital:
Common stock	$8,758	$8,621
Capital surplus	13,730	12,618
Retained earnings	54,682	50,578
Trust preferred capital notes	—	7,000
Total Tier 1 capital	$77,170	$78,817
Common equity Tier 1 capital	$77,170	$78,817
Tier 2 Capital:
Allowance for loan losses	$4,986	$5,106
Total Tier 2 capital	$4,986	$5,106
Total risk-based capital	$82,156	$83,923

Risk weighted assets	$507,090	$440,277

Risk Based Capital Ratios:
Common equity Tier 1 capital ratio	15.22%	N/A
Tier 1 risk-based capital ratio	15.22%	17.90%
Total risk-based capital ratio	16.20%	19.06%
Tier 1 leverage ratio	12.13%	12.86%

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital. The $7,000,000 in trust preferred securities, issued by the Company during 2007, qualified as Tier 1 capital at December 31, 2014 because this amount does not exceed 25% of total capital, including the trust preferred securities.
In July 2013, the Federal Reserve issued final rules to include technical changes to its market risk capital rules to align them with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. Effective January 1, 2015, the final rules require the Company and the Bank to comply with the following minimum capital ratios: (i) a new common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from the prior requirement of 4.0%); (iii) a total capital ratio of 8.0% of risk-weighted assets (unchanged from the prior requirement); and (iv) a leverage ratio of 4.0% of total assets (unchanged from the prior requirement). These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.
The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2015 and 2014. Beginning January 1, 2015, the Company calculates its regulatory capital under the U.S. Basel III Standardized Approach. The Company calculated regulatory capital measures for periods prior to 2015 under previous regulatory requirements.
Note 16 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.
LIQUIDITY
Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2015 liquid assets totaled $227.9 million as compared to $219.2 million at December 31, 2014. These amounts represent 39.64% and 39.59% of total liabilities at December 31, 2015 and 2014, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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
The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2015.
Contractual Obligations and Scheduled Payments
(dollars in thousands)

	December 31, 2015
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
FHLB advances	$—	$20,000	$—	$—	$20,000
Operating leases	200	400	413	2,164	3,177
	$200	$20,400	$413	$2,164	$23,177
The $20.0 million in outstanding FHLB advances is comprised of one (1) advance. Note 8 to the Consolidated Financial Statements discusses the rates, terms, and conversion features on this advance. The payments due on operating leases are discussed in Note 6 to the Consolidated Financial Statements.

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
Year 1 Net Interest Income Simulation
(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-100 BP	$(1,036)	(4.41)%
+100 BP	206	0.88%
+200 BP	283	1.21%
+300 BP	413	1.76%
+400 BP	525	2.24%
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
Static EVE Change
(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	$(17,753)	(16.57)%
+100 BP Shock	7,935	7.41%
+200 BP Shock	11,535	10.77%
+300 BP Shock	14,293	13.34%
+400 BP Shock	16,338	15.25%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Eagle Financial Services, Inc.
Berryville, Virginia

We have audited the accompanying consolidated balance sheet of Eagle Financial Services, Inc. and Subsidiary as of December 31, 2015, and the related statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2015 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and Subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Eagle Financial Services, Inc.
Berryville, Virginia

We have audited the accompanying consolidated balance sheet of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The management of Eagle Financial Services, Inc. and its subsidiaries (the "Company") is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and its subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 30, 2015

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2015 and 2014
(dollars in thousands, except share amounts)

	2015	2014
Assets
Cash and due from banks	$11,082	$9,075
Interest-bearing deposits with other institutions	12,139	25,489
Total cash and cash equivalents	23,221	34,564
Securities available for sale, at fair value	105,823	94,165
Restricted investments	1,896	2,808
Loans	495,573	469,820
Allowance for loan losses	(4,959)	(5,080)
Net Loans	490,614	464,740
Bank premises and equipment, net	20,964	19,015
Other real estate owned, net of allowance	571	2,102
Other assets	10,183	12,764
Total assets	$653,272	$630,158
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$186,133	$159,352
Savings and interest bearing demand deposits	272,214	249,305
Time deposits	92,371	95,159
Total deposits	$550,718	$503,816
Federal Home Loan Bank advances	20,000	40,000
Trust preferred capital notes	—	7,217
Other liabilities	4,333	5,993
Total liabilities	$575,051	$557,026

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2015, 3,517,648 including 14,401 unvested restricted stock; issued and outstanding 2014, 3,463,665 including 15,151 unvested restricted stock	8,758	8,621
Surplus	13,730	12,618
Retained earnings	54,682	50,578
Accumulated other comprehensive income	1,051	1,315
Total shareholders’ equity	$78,221	$73,132
Total liabilities and shareholders’ equity	$653,272	$630,158
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2015, 2014, and 2013
(dollars in thousands, except per share amounts)

	2015	2014	2013
Interest and Dividend Income
Interest and fees on loans	$21,751	$21,695	$21,530
Interest and dividends on securities available for sale:
Taxable interest income	1,645	1,825	2,055
Interest income exempt from federal income taxes	972	1,096	1,241
Dividends	99	222	187
Interest on deposits in banks	26	12	23
Total interest and dividend income	$24,493	$24,850	$25,036
Interest Expense
Interest on deposits	741	924	1,142
Interest on federal funds purchased and securities sold under agreements to repurchase	10	20	31
Interest on Federal Home Loan Bank advances	336	650	1,094
Interest on trust preferred capital notes	78	132	135
Interest on interest rate swap	182	186	183
Total interest expense	$1,347	$1,912	$2,585
Net interest income	$23,146	$22,938	$22,451
(Recovery Of) Provision For Loan Losses	(227)	350	—
Net interest income after (recovery of) provision for loan losses	$23,373	$22,588	$22,451
Noninterest Income
Income from fiduciary activities	$1,338	$1,162	$1,186
Service charges on deposit accounts	1,244	1,323	1,453
Other service charges and fees	3,375	2,995	3,864
(Loss) on sale of bank premises and equipment	(76)	(14)	(1)
Gain on sale of securities	124	990	465
Gain on redemption of trust preferred debt	2,424	—	—
Other operating income	9	150	495
Total noninterest income	$8,438	$6,606	$7,462
Noninterest Expenses
Salaries and employee benefits	$12,318	$11,427	$11,451
Occupancy expenses	1,563	1,280	1,291
Equipment expenses	1,102	720	666
Advertising and marketing expenses	612	571	548
Stationery and supplies	242	307	274
ATM network fees	805	712	616
Other real estate owned expense	336	27	40
(Gain) loss on foreclosure and sale of other real estate owned	(46)	(82)	140
FDIC assessment	439	357	375
Computer software expense	696	872	664
Bank franchise tax	505	466	407
Professional fees	1,025	988	1,013
Other bank service charges	71	73	695
Cost to terminate operating lease	520	—	—
Other operating expenses	2,293	2,268	2,187
Total noninterest expenses	$22,481	$19,986	$20,367
Income before income taxes	$9,330	$9,208	$9,546
Income Tax Expense	2,433	2,068	2,388
Net income	$6,897	$7,140	$7,158
Earnings Per Share
Net income per common share, basic	$1.97	$2.08	$2.11
Net income per common share, diluted	$1.97	$2.08	$2.11
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014, and 2013
(dollars in thousands)

	2015	2014	2013
Net income	$6,897	$7,140	$7,158
Other comprehensive (loss) income:
Changes in benefit obligations and plan assets for post retirement benefit plans, net of deferred income tax expense (benefit) of $0, ($3) and $0 for the years ended December 31, 2015, 2014, and 2013, respectively	—	(5)	—
Unrealized (loss) gain on available for sale securities, net of deferred income tax (benefit) expense of ($234), $473, and ($1,687) for the years ended December 31, 2015, 2014, and 2013, respectively	(454)	919	(3,275)
Change in fair value of interest rate swap, net of deferred income tax expense of $99, $49, and $69 for the years ended December 31, 2015, 2014 and 2013, respectively	190	96	132
Total other comprehensive (loss) income	(264)	1,010	(3,143)
Total comprehensive income	$6,633	$8,150	$4,015
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2015, 2014, and 2013
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	$8,340	$10,424	$41,494	$3,448	$63,706
Net income			$7,158		7,158
Other comprehensive (loss)				$(3,143)	(3,143)
Restricted stock awards, stock incentive plan (13,699)	34	(34)			—
Income tax expense on vesting of restricted stock		35			35
Income tax benefit on disqualifying disposition of stock options exercised		5			5
Stock options exercised (3,872 shares)	10	59			69
Stock based compensation expense		305			305
Issuance of common stock, dividend investment plan (30,627 shares)	77	585			662
Issuance of common stock, employee benefit plan (8,560 shares)	21	158			179
Dividends declared ($0.76 per share)			(2,570)		(2,570)
Balance, December 31, 2013	8,482	$11,537	$46,082	$305	$66,406
Net income			7,140		7,140
Other comprehensive income				1,010	1,010
Restricted stock awards, stock incentive plan (14,009 shares)	35	(35)			—
Income tax benefit on vesting of restricted stock		21			21
Income tax benefit on disqualifying disposition of stock options exercised		7			7
Stock options exercised (927 shares)	2	(2)			—
Stock-based compensation expense		290			290
Issuance of common stock, dividend investment plan (31,904 shares)	80	620			700
Issuance of common stock, employee benefit plan (8,893 shares)	22	180			202
Dividends declared ($0.77 per share)			(2,644)		(2,644)
Balance, December 31, 2014	8,621	$12,618	$50,578	$1,315	$73,132
Net income			6,897		6,897
Other comprehensive (loss)				(264)	(264)
Restricted stock awards, stock incentive plan (14,363 shares)	36	(36)			—
Income tax benefit on vesting of restricted stock		5			5
Stock-based compensation expense		328			328
Issuance of common stock, dividend investment plan (32,340 shares)	81	648			729
Issuance of common stock, employee benefit plan (8,030 shares)	20	167			187
Dividends declared ($0.80 per share)			(2,793)		(2,793)
Balance, December 31, 2015	8,758	$13,730	$54,682	$1,051	$78,221
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014, and 2013
(dollars in thousands)

	2015	2014	2013
Cash Flows from Operating Activities
Net income	$6,897	$7,140	7,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	843	772	803
Amortization of intangible and other assets	198	152	150
(Recovery of) Provision for loan losses	(227)	350	—
Provision for other real estate owned	288	—	—
(Gain) loss on foreclosure and sale of other real estate owned	(46)	(82)	140
Loss on the sale of premises and equipment	76	14	1
Loss on the sale of repossessed assets	—	4	—
(Gain) on the sale of securities	(124)	(990)	(465)
(Gain) on the redemption of trust preferred capital notes	(2,424)	—	—
Loss on derecognition of cash flow hedge	237	—	—
Fair value adjustment on derivative contract	(88)	—	—
Stock-based compensation expense	328	290	305
Premium amortization on securities, net	210	97	120
Deferred tax expense	432	142	1,190
Changes in assets and liabilities:
Decrease (increase) in other assets	2,085	(451)	(1,392)
(Decrease) increase in other liabilities	(1,521)	(179)	183
Net cash provided by operating activities	$7,164	$7,259	$8,193
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$17,368	$10,864	$18,415
Proceeds from the sale of securities available for sale	3,653	8,546	3,987
Purchases of securities available for sale	(33,453)	(8,693)	(26,863)
Proceeds from the sale of restricted securities	1,325	284	585
Purchases of restricted securities	(413)	(900)	—
Proceeds from the sale of bank premises and equipment	7	—	—
Purchases of bank premises and equipment	(2,875)	(2,966)	(1,492)
Proceeds from the sale of other real estate owned	1,956	597	1,167
Proceeds from the sale of repossessed assets	10	29	26
Net (increase) in loans	(26,317)	(26,937)	(27,290)
Net cash (used in) investing activities	$(38,739)	$(19,176)	$(31,465)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$49,690	$20,210	$22,327
Net (decrease) in certificates of deposit	(2,788)	(3,980)	(11,841)
Net (decrease) in federal funds purchased and securities sold under agreements to repurchase	—	—	(10,000)
Net (decrease) increase in Federal Home Loan Bank advances	(20,000)	17,750	(10,000)
Redemption of trust preferred capital notes	(4,793)	—	—
Issuance of common stock, employee benefit plan	187	202	179
Stock options exercised	—	—	69
Cash dividends paid	(2,064)	(1,944)	(1,909)
Net cash provided by (used in) financing activities	$20,232	$32,238	$(11,175)

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2015, 2014, and 2013
(dollars in thousands)

	2015	2014	2013
(Decrease) increase in cash and cash equivalents	$(11,343)	$20,321	$(34,447)
Cash and Cash Equivalents
Beginning	34,564	14,243	48,690
Ending	$23,221	$34,564	$14,243
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,442	$1,916	$2,704
Income taxes	$583	$1,985	$2,097
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(688)	$1,392	$(4,962)
Change in fair value of interest rate swap	$52	$145	$201
Other real estate and repossessed assets acquired in settlement of loans	$870	$781	$25
Loans made to finance the sale of other real estate owned	$200	$148	$—
Issuance of common stock, dividend investment plan	$729	$700	$662
See Notes to Consolidated Financial Statements

NOTE 1. Nature of Banking Activities and Significant Accounting Policies
Eagle Financial Services, Inc. (the “Company” or “Corporation”) and Subsidiary grant commercial, financial, agricultural, residential and consumer loans to customers in Virginia and the Eastern Panhandle of West Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.
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
Trust Assets
Eagle Investment Group (“EIG”), as a division of the Bank offers both a trust department and investment services. The trust services division of EIG offers a full range of personal and retirement plan services, which include serving as agent for bill paying and custody of assets, as investment manager with full authority or advisor, as trustee or co-trustee for trusts under will or under agreement, as trustee of life insurance trusts, as guardian or committee, as agent under a power of attorney, as executor or co-executor for estates, as custodian or investment advisor for individual retirement plans, and as trustee or trust advisor for corporate retirement plans such as profit sharing and 401(k) plans. The brokerage division of EIG offers a full range of investment services, which include tax-deferred annuities, IRAs and rollovers, mutual funds, retirement plans, 529 college savings plans, life insurance, long term care insurance, fixed income investing, brokerage CDs, and full service or discount brokerage services. Securities and other property held by the Eagle Investment Group in a fiduciary or agency capacity are not assets of the Company and are not included in the accompanying consolidated financial statements.
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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan fees collected and certain costs incurred related to loan originations are deferred and amortized as an adjustment to interest income over the life of the related loans. Deferred fees and costs are recorded as an adjustment to interest income using a method that approximates a constant yield.
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
Troubled Debt Restructurings (TDR)
In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a TDR. TDRs are considered impaired loans. Upon designation as a TDR, the Company evaluates the borrower’s payment history, past due status and ability to make payments based on the revised terms of the loan. If a loan was accruing prior to being modified as a TDR and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on an accruing status. If a loan was on non-accrual status at the time of the TDR, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above.
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
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are impaired. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience and other qualitative factors. Other qualitative factors considered in the general component include the levels and trends in delinquencies and nonperforming loans, trends in volume and terms of loans, the effects of any changes in lending policies, the experience, ability, and depth of management, national and local economic trends and conditions, concentrations of credit, the quality of the Company’s loan review system, competition and regulatory requirements. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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
Stock-Based Compensation Plan
During 2014, the Company’s shareholders approved a stock incentive plan which allows key employees and directors to increase their personal financial interest in the Company. This plan permits the issuance of incentive stock options and non-qualified stock options and the award of stock appreciation rights, common stock, restricted stock, and phantom stock. The plan, as adopted, authorized the issuance of up to 500,000 shares of common stock. This plan is discussed more fully in Note 11.
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
Reclassifications
Certain reclassifications have been made to the 2014 financial statements to conform to reporting for 2015. The results of the reclassification are not considered material.

Earnings Per Common Share
Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Nonvested restricted shares are included in the weighted average number of common shares used to compute basic earnings per share because of dividend participation and voting rights. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. The number of potential common shares is determined using the treasury method.
The following table shows the weighted average number of shares used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock.

	2015	2014	2013
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,495,334	3,438,348	3,386,467
Effect of dilutive common stock	—	298	745
Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,495,334	3,438,646	3,387,212
Stock options representing 0, 0, and 9,255 shares of common stock were not considered in computing diluted earnings per common share for 2015, 2014, and 2013, respectively, because they were anti-dilutive.

Comprehensive Income
Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, net of income taxes, are reported within the balance sheet as a separate component of shareholders’ equity. These changes, along with net income, are components of comprehensive income and are reported in the statement of comprehensive income. In addition to net income, the Company’s comprehensive income includes changes in the benefit obligations and plan assets for postretirement benefit plans, unrealized gains or losses on interest rate swaps, and unrealized gains or losses on available for sale securities.
The components of the change in unrealized gains (losses) on securities during 2015, 2014, and 2013 were as follows:

	2015	2014	2013
Gross unrealized gain (loss)	$(564)	$2,382	$(4,497)
Reclassification adjustment for realized (gain)	(124)	(990)	(465)
Net unrealized gain (loss) before taxes	(688)	1,392	(4,962)
Tax effect	234	(473)	1,687
	$(454)	$919	$(3,275)
The components of accumulated other comprehensive income, net of deferred taxes, were as follows:

	Unrealized Gain (Loss) on Securities	Change in Fair Value of Interest Rate Swap	Post Retirement Benefit Plan	Total
December 31, 2013	$547	$(286)	$44	$305
2014 Change	919	96	(5)	1,010
December 31, 2014	1,466	(190)	39	1,315
2015 Change	(454)	190	—	(264)
December 31, 2015	$1,012	$—	$39	$1,051
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned, and the evaluation for other-than-temporary impairment of investment securities.
Stock Repurchase Program
On June 17, 2015, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2016. There was no repurchase activity during 2015, 2014 and 2013. The maximum number of shares that may yet be purchased under the plan as of December 31, 2015 are 134,337.
Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation - Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The adoption of ASU 2015-15 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

NOTE 2. Securities
Amortized costs and fair values of securities available for sale at December 31, 2015 and 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$37,348	$475	$(158)	$37,665
Mortgage-backed securities	28,858	293	(220)	28,931
Obligations of states and political subdivisions	38,082	1,169	(24)	39,227
	$104,288	$1,937	$(402)	$105,823
	December 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$36,911	$599	$(299)	$37,211
Mortgage-backed securities	15,245	545	(11)	15,779
Obligations of states and political subdivisions	39,025	1,432	(47)	40,410
Corporate securities	761	4	—	765
	$91,942	$2,580	$(357)	$94,165

Carrying amounts of restricted securities at December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,412	2,324
Community Bankers’ Bank Stock	140	140
	$1,896	$2,808

The amortized cost and fair value of securities available for sale at December 31, 2015, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$4,400	$4,415
Due after one year through five years	30,674	31,238
Due after five years through ten years	37,569	38,367
Due after ten years	31,645	31,803
	$104,288	$105,823
During the twelve months ended December 31, 2015, the Company sold $3.7 million in available for sale securities for a gross gain of $124 thousand. During the twelve months ended December 31, 2014, the Company sold $8.5 million in available for sale securities for a gross gain of $990 thousand. During the twelve months ended December 31, 2013, the Company sold $4.0 million in available for sale securities for a gross gain of $465 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2015 and 2014 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,296	$143	$1,985	$15	$23,281	$158
Mortgage-backed securities	18,563	194	1,105	26	19,668	220
Obligations of states and political subdivisions	3,414	22	497	2	3,911	24
	$43,273	$359	$3,587	$43	$46,860	$402
	December 31, 2014
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,997	$1	$21,615	$298	$23,612	$299
Mortgage-backed securities	—	—	1,444	11	1,444	11
Obligations of states and political subdivisions	2,998	12	2,414	35	5,412	47
	$4,995	$13	$25,473	$344	$30,468	$357

Gross unrealized losses on available for sale securities included forty-five (45) and thirty-eight (38) debt securities at December 31, 2015 and December 31, 2014, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2015 and December 31, 2014 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also contributing factors to the unrealized losses on these securities at December 31, 2015 and December 31, 2014. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $3.0 million at December 31, 2015 were pledged for various purposes required by law.

NOTE 3. Loans
The composition of loans at December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$35,019	$25,887
Secured by farmland	6,550	10,602
Secured by 1-4 family residential properties	229,651	224,694
Multifamily	3,975	3,016
Commercial	175,172	161,299
Loans to farmers	1,331	957
Commercial and industrial loans	29,366	28,132
Consumer installment loans	13,530	13,874
All other loans	979	1,359
Total loans (1)	$495,573	$469,820
Less: Allowance for loan losses	4,959	5,080
Net Loans	$490,614	$464,740

(1) Included in total loans were net deferred loan fees of $103 thousand and $26 thousand, respectively.

NOTE 4. Allowance for Loan Losses
Changes in the allowance for loan losses for the years December 31, 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
		(in thousands)
Balance, beginning	$5,080	$5,488	$6,577
(Recovery of) provision for loan losses	(227)	350	—
Recoveries added to the allowance	562	725	233
Loan losses charged to the allowance	(456)	(1,483)	(1,322)
Balance, ending	$4,959	$5,080	$5,488

Nonaccrual and past due loans by class at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$1	$—	$—	$1	$29,365	$29,366	$—	$475
Commercial Real Estate:
Owner Occupied	623	142	—	765	108,942	109,707	—	1,614
Non-owner occupied	—	55	746	801	64,664	65,465	—	948
Construction and Farmland:
Residential	50	—	—	50	8,509	8,559	—	—
Commercial	356	72	—	428	32,582	33,010	—	310
Consumer:
Installment	43	3	—	46	13,484	13,530	—	—
Residential:
Equity Lines	175	—	—	175	34,246	34,421	—	276
Single family	2,123	209	1,296	3,628	191,602	195,230	307	1,662
Multifamily	—	—	—	—	3,975	3,975	—	—
All Other Loans	—	—	—	—	2,310	2,310	—	—
Total	$3,371	$481	$2,042	$5,894	$489,679	$495,573	$307	$5,285

	December 31, 2014
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$28	$—	$—	$28	$28,104	$28,132	$—	$2,106
Commercial Real Estate:
Owner Occupied	2,191	—	—	2,191	97,516	99,707	—	2,591
Non-owner occupied	56	210	808	1,074	60,518	61,592	—	1,231
Construction and Farmland:
Residential	—	52	—	52	5,149	5,201	—	—
Commercial	—	—	57	57	31,231	31,288	—	787
Consumer:
Installment	50	15	6	71	13,803	13,874	6	—
Residential:
Equity Lines	132	41	185	358	30,763	31,121	—	331
Single family	1,243	440	644	2,327	191,246	193,573	—	3,660
Multifamily	—	—	—	—	3,016	3,016	—	—
All Other Loans	—	—	—	—	2,316	2,316	—	—
Total	$3,700	$758	$1,700	$6,158	$463,662	$469,820	$6	$10,706

Allowance for loan losses by segment at December 31, 2015, December 31, 2014 and December 31, 2013 were as follows:

	As of and for the Twelve Months Ended
	December 31, 2015
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Charge-Offs	(166)	(152)	(47)	—	(66)	(25)	—	(456)
Recoveries	75	142	115	181	33	16	—	562
Provision (recovery)	(85)	355	(147)	(434)	39	20	25	(227)
Ending balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Ending balance: Individually evaluated for impairment	$10	$423	$141	$2	$—	$—	$—	$576
Ending balance: collectively evaluated for impairment	$765	$1,899	$1,127	$209	$109	$53	$221	$4,383
Loans:
Ending balance	$41,569	$233,626	$175,172	$29,366	$13,530	$2,310	$—	$495,573
Ending balance individually evaluated for impairment	$1,392	$7,209	$4,555	$847	$—	$—	$—	$14,003
Ending balance collectively evaluated for impairment	$40,177	$226,417	$170,617	$28,519	$13,530	$2,310	$—	$481,570

	As of and for the Twelve Months Ended
	December 31, 2014
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Charge-Offs	(482)	(808)	(83)	—	(86)	(24)	—	(1,483)
Recoveries	26	63	381	164	87	4	—	725
Provision (recovery)	375	497	(288)	(255)	—	(20)	41	350
Ending balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Ending balance: Individually evaluated for impairment	$93	$303	$203	$44	$—	$—	$—	$643
Ending balance: collectively evaluated for impairment	$858	$1,674	$1,144	$420	$103	$42	$196	$4,437
Loans:
Ending balance	$36,489	$227,710	$161,299	$28,132	$13,874	$2,316	$—	$469,820
Ending balance individually evaluated for impairment	$2,665	$6,550	$5,716	$2,106	$—	$—	$—	$17,039
Ending balance collectively evaluated for impairment	$33,824	$221,160	$155,583	$26,026	$13,874	$2,316	$—	$452,783

	As of and for the Twelve Months Ended
	December 31, 2013
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,280	$2,820	$1,182	$880	$107	$122	$186	$6,577
Charge-Offs	(20)	(507)	(289)	(403)	(85)	(18)	—	(1,322)
Recoveries	5	109	7	47	54	11	—	233
Provision (recovery)	(233)	(197)	437	31	26	(33)	(31)	—
Ending balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Ending balance: Individually evaluated for impairment	$218	$627	$299	$334	$—	$—	$—	$1,478
Ending balance: collectively evaluated for impairment	$814	$1,598	$1,038	$221	$102	$82	$155	$4,010
Loans:
Ending balance	$36,933	$221,483	$148,166	$20,865	$13,785	$3,041	$—	$444,273
Ending balance individually evaluated for impairment	$2,674	$4,922	$4,750	$1,347	$—	$6	$—	$13,699
Ending balance collectively evaluated for impairment	$34,259	$216,561	$143,416	$19,518	$13,785	$3,035	$—	$430,574

Beginning with the quarter ended December 31, 2015, the Company changed its allowance methodology for the risk scale used in calculating the environmental factors portion of the general reserves assigned to unimpaired credits. During this quarter, management determined it necessary to adjust each of the risk scores assigned to all nine current environmental factors due to changes that had occurred both internally and outside of the Company that have an impact on payment defaults, collateral values, risk ratings, etc. The Company believes that the revised risk scale is more indicative of the losses and risks inherent in the portfolio.

The following table represents the effect on the loan loss provision for the year ended December 31, 2015 as a result of the change in allowance methodology from that used in prior periods.

(in thousands)	Calculated Provision Based on Current Methodology	Calculation Provision Based on Prior Methodology	Difference
Portfolio Segment:
Construction and Farmland	$(85)	$(118)	$33
Residential Real Estate	355	173	182
Commercial Real Estate	(147)	(280)	133
Commercial	(434)	(457)	23
Consumer	39	28	11
All Other Loans	20	19	1
Total, excluding unallocated	$(252)	$(635)	$383

Impaired loans by class at December 31, 2015 and December 31, 2014 were as follows:

	As of and for the Year Ended
	December 31, 2015
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$747	$534	$—	$749	$18
Commercial Real Estate:
Owner Occupied	2,146	1,964	—	1,999	19
Non-owner occupied	1,174	1,093	—	1,108	15
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	337	310	—	325	—
Residential:
Equity lines	149	145	—	145	5
Single family	4,407	4,288	—	4,245	126
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$8,960	$8,334	$—	$8,571	$183
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$313	$313	$2	$328	$15
Commercial Real Estate:
Owner Occupied	207	208	39	210	10
Non-owner occupied	1,291	1,295	102	1,311	69
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,081	1,085	10	1,109	48
Residential:
Equity lines	551	216	86	221	3
Single family	2,596	2,575	337	2,600	76
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$6,039	$5,692	$576	$5,779	$221
Total:
Commercial	$1,060	$847	$2	$1,077	$33
Commercial Real Estate	4,818	4,560	141	4,628	113
Construction and Farmland	1,418	1,395	10	1,434	48
Residential	7,703	7,224	423	7,211	210
Other	—	—	—	—	—
Total	$14,999	$14,026	$576	$14,350	$404

(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, and any partial charge-offs.

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

(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, and any partial charge-offs.
For the year ended December 31, 2013, the average recorded investment of impaired loans was $15.2 million. The interest income recognized on impaired loans was $681 thousand in 2013.

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

Credit quality information by class at December 31, 2015 and December 31, 2014 was as follows:

	As of
	December 31, 2015
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,375	$3,175	$335	$364	$117	$—	$29,366
Commercial Real Estate:
Owner Occupied	90,230	12,553	4,521	1,416	987	—	109,707
Non-owner occupied	42,988	21,072	—	1,405	—	—	65,465
Construction and Farmland:
Residential	8,559	—	—	—	—	—	8,559
Commercial	20,391	10,886	1,395	338		—	33,010
Residential:
Equity Lines	30,267	3,878	—	145	131	—	34,421
Single family	170,168	19,086	950	4,600	426	—	195,230
Multifamily	3,975	—	—	—	—	—	3,975
All other loans	2,265	45	—	—	—	—	2,310
Total	$394,218	$70,695	$7,201	$8,268	$1,661	$—	$482,043

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,484	$46

	As of
	December 31, 2014
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$24,579	$1,775	$21	$701	$1,056	$—	$28,132
Commercial Real Estate:
Owner Occupied	77,979	17,401	—	3,189	1,138	—	99,707
Non-owner occupied	42,630	14,779	1,402	2,733	48	—	61,592
Construction and Farm land:
Residential	5,112	89	—	—	—	—	5,201
Commercial	23,192	5,184	2,083	750	79	—	31,288
Residential:
Equity Lines	29,440	1,429	—	185	67	—	31,121
Single family	165,932	21,011	—	6,062	568	—	193,573
Multifamily	2,144	872	—	—	—	—	3,016
All other loans	2,316	—	—	—	—	—	2,316
Total	$373,324	$62,540	$3,506	$13,620	$2,956	$—	$455,946

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,803	$71
No consumer loans were rated below Pass at December 31, 2015 or December 31, 2014.

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

There were twenty-three (23) troubled debt restructured loans totaling $7.5 million at December 31, 2015. At December 31, 2014, there were twenty-five (25) troubled debt restructured loans totaling $7.8 million. Two loans, totaling $526 thousand, were in nonaccrual status at December 31, 2015. Eight loans, totaling $1.4 million, were in nonaccrual status at December 31, 2014. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2015.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the years ended December 31, 2015, 2014 and 2013:

		For the Year Ended
		December 31, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	3	$794	$794
Total	3	$794	$794

		For the Year Ended
		December 31, 2014
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	2	$941	$639
Construction and Farmland:
Commercial	1	1,520	1,050
Residential:
Equity	1	69	69
Single family	1	216	216
Total	5	$2,746	$1,974

		For the Year Ended
		December 31, 2013
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Construction and Farmland:
Commercial	2	$1,608	$1,608
Residential:
Equity	1	184	184
Single family	2	338	338
Total	5	$2,130	$2,130

During the twelve months ended December 31, 2015, the Company restructured three loans by granting concessions to borrowers experiencing financial difficulties. Two single family residential loans were modified by changing the amortization period. One single family residential loan was modified by changing the amortization period and interest rate in order to reduce the monthly payments.

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

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Year Ended
	December 31, 2015
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$267
Residential:
Equity	1	60
Single family	2	627
Total	4	$954

	For the Year Ended
	December 31, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	1	$79
Total	1	$79

	For the Year Ended
	December 31, 2013
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	2	$1,614
Total	2	$1,614

Management defines default as over 30 days contractually past due under the modified terms or the foreclosure and repossession of the collateral and charge-off of the loan during the twelve month period subsequent to the modification.

NOTE 6. Bank Premises and Equipment, Net
The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(in thousands)
Land	$6,729	$6,406
Buildings and improvements	18,632	17,290
Furniture and equipment	8,824	7,972
	$34,185	$31,668
Less accumulated depreciation	13,221	12,653
Bank premises and equipment, net	$20,964	$19,015
Depreciation expense on buildings and improvements was $470 thousand, $446 thousand, and $434 thousand for the years ended 2015, 2014, and 2013, respectively. Depreciation expense on furniture and equipment was $373 thousand, $326 thousand, and $368 thousand for the years ended 2015, 2014, and 2013, respectively.
As of December 31, 2015, one facility was under an operating lease, which expires in 2030. This lease requires payment of certain operating expenses and contains renewal options. The total minimum rental commitment at December 31, 2015 under this lease was due as follows:

December 31, 2015
(in thousands)
2016	$200
2017	200
2018	200
2019	200
2020	213
Thereafter	2,164
$3,177
The total building and equipment rental expense was $271 thousand, $135 thousand, and $138 thousand in 2015, 2014, and 2013, respectively.
On June 10, 2015, the Company purchased the land on which one of its retail branches resided. The land was purchased subject to an existing lease and subsequently recorded at market value, resulting in a write down of the total purchase price. This write down appears in the Consolidated Statement of Income as a Cost to terminate operating lease.

NOTE 7. Deposits
The composition of deposits at December 31, 2015 and December 31, 2014 was as follows:

	December 31,
	2015	2014
	(in thousands)
Noninterest bearing demand deposits	$186,133	$159,352
Savings and interest bearing demand deposits:
NOW accounts	$86,199	$81,441
Money market accounts	105,560	98,314
Regular savings accounts	80,455	69,550
	$272,214	$249,305
Time deposits:
Balances of less than $250,000	$80,444	$85,899
Balances of $250,000 and more	11,927	9,260
	$92,371	$95,159
	$550,718	$503,816

Time deposits with balances of less than $250,000 include $12.9 million and $12.9 million in brokered certificates of deposit at December 31, 2015 and 2014, respectively. There were no time deposits with balances of $250,000 and more in brokered certificates of deposit at December 31, 2015 and 2014, respectively.

The outstanding balance of time deposits at December 31, 2015 was due as follows:

December 31, 2015
(in thousands)
2016	$60,214
2017	25,085
2018	2,943
2019	2,938
2020	967
Thereafter	224
$92,371
Deposit overdrafts reclassified as loans totaled $116 thousand and $121 thousand at December 31, 2015 and 2014, respectively.

NOTE 8. Borrowings
The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased and Federal Home Loan Bank advances.
Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 16. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
	(dollars in thousands)
Balance at year-end	$—	$—
Average balance during the year	$1,154	$1,865
Average interest rate during the year	0.92%	1.08%
Maximum month-end balance during the year	$8,329	$10,245
Gross lines of credit at year-end	$36,000	$36,000
Unused lines of credit at year-end	$36,000	$36,000
As of December 31, 2015, the Company also had a $5.0 million gross and unused line of credit, in addition to the $36.0 million in federal funds lines of credit listed in the table above.
As of December 31, 2015, Company had remaining credit availability in the amount of $92.0 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. The amount of the available credit is also limited to 20% of total Bank assets.
The Company had $20.0 million in long-term borrowings with the FHLB at December 31, 2015, all maturing in 2017. The interest rate on the single outstanding long-term advance at December 31, 2015 was 1.30%. The Company had no short-term borrowings with the FHLB at December 31, 2015. The Company also had a $15.0 million irrevocable letter of credit at December 31, 2015 with the FHLB to secure public deposits. The Company had $40.0 million in borrowings with the FHLB at December 31, 2014.

NOTE 9. Income Taxes
The Company files income tax returns with the United States of America and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2012.
The net deferred tax asset at December 31, 2015 and 2014 consisted of the following components:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,678	$1,727
Deferred compensation	116	120
Accrued postretirement benefits	47	47
Home equity origination costs	59	51
Interest rate swap	—	98
Other real estate owned valuation allowance	80	—
Nonaccrual interest	211	215
Other	120	176
	$2,311	$2,434
Deferred tax liabilities:
Property and equipment	$812	$405
Securities available for sale	522	756
	$1,334	$1,161
Net deferred tax asset	$977	$1,273
The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.
Income tax expense for the years ended December 31, 2015, 2014 and 2013 consisted of the following components:

	December 31,
	2015	2014	2013
	(in thousands)
Current tax expense	$2,001	$1,926	$1,198
Deferred tax expense	432	142	1,190
	$2,433	$2,068	$2,388

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
	(in thousands)
Statutory federal corporate tax amount	$3,172	$3,131	$3,246
Tax-exempt interest (income)	(404)	(454)	(495)
Officer insurance loss (income)	11	9	(82)
Net tax credits	(105)	(593)	(312)
Other	(241)	(25)	31
	$2,433	$2,068	$2,388

The effective tax rates were 26.08%, 22.46%, and 25.02%, for years ended December 31, 2015, 2014, and 2013, respectively.

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
The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2015 but are included in other comprehensive income: unrecognized net actuarial gain of $39 thousand. The transition obligation included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2016 is $2 thousand.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2015, 2014, and 2013 and a statement of the funded status at December 31, 2015, 2014 and 2013 for the postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Postretirement Benefits Plan
	2015	2014	2013
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$137	$138	$150
Service cost	—	—	—
Interest cost	4	5	4
Actuarial (gain) loss	(6)	1	(9)
Benefits paid	(7)	(7)	(7)
Settlement loss	—	—	—
Benefit obligation, ending	$128	$137	$138
Change in Plan Assets:
Fair value of plan assets, beginning	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contributions	7	7	7
Benefits paid	(7)	(7)	(7)
Fair value of plan assets, ending	$—	$—	$—

	Postretirement Benefits Plan
	2015	2014	2013
	(in thousands)
Funded Status:
Funded status	$(128)	$(137)	$(138)
Unrecognized net actuarial loss	—	—	—
Unrecognized net transition obligation	—	—	—
Unrecognized prior service cost	—	—	—
Accrued benefits	$(128)	$(137)	$(138)
Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—
Accrued liability	(128)	(137)	(138)
	$(128)	$(137)	$(138)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial (gain)	$(58)	$(58)	$(65)
Net transition obligation	—	—	—
Deferred tax liability	19	19	21
	$(39)	$(39)	$(44)

The following tables provide the components of net periodic benefit cost of the postretirement benefit plan for the years ended December 31, 2015, 2014, and 2013:

	Postretirement Benefits Plan
	2015	2014	2013
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	4	5	4
Expected return on plan assets	—	—	—
Amortization of prior service costs	—	—	—
Amortization of transition obligation	—	—	—
Recognized net loss due to settlement	—	—	—
Amortization of net actuarial gain	(6)	(9)	(7)
Net periodic benefit cost	$(2)	$(4)	$(3)
The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 3.00% for 2015, 3.50% for 2014, and 2.75% for 2013. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016 and 2017, 8.00% for 2018 and 2019, and 6.00% for 2020 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2015 would have increased by $5 thousand and the net periodic benefit cost for 2015 would have increased by less than $1 thousand. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2015 would have decreased by $4 thousand and the net periodic benefit cost for 2015 would have decreased by less than $1 thousand.
Estimated future benefit payments at December 31, 2015, which reflect expected future service, as appropriate, were as follows:

Postretirement Benefits
(in thousands)
2016	$13
2017	13
2018	13
2019	13
2020	13
2021 - 2025	51

NOTE 11. Stock-Based Compensation
The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. The following table summarizes options outstanding at December 31, 2015, 2014, and 2013:

	2015			2014		2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—		10,000	$21.55	20,000	$21.59
Granted	—	—		—	—	—	—
Exercised	—	—		(927)	21.55	(3,872)	21.63
Forfeited	—	—		(9,073)	21.55	(6,128)	21.63
Outstanding, end of year	—	$—		—	$—	10,000	$21.55

Exercisable, end of year	—	$—	$—	—	$—	10,000	$21.55
Weighted average fair value of options granted during the year		$—			$—		$—

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than nine months. During 2015, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a one year period. The following table presents the activity for Restricted Stock for the years ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended
	December 31,
	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	15,151	$22.27	17,050	$19.92	16,500	$16.53
Granted	14,650	23.85	14,900	23.50	14,900	22.06
Vested	(14,363)	23.09	(14,009)	20.75	(13,699)	18.30
Forfeited	(1,037)	23.50	(2,790)	22.11	(651)	16.75
Nonvested, end of period	14,401	$22.98	15,151	$22.27	17,050	$19.92

The Company recognizes compensation expense over the restricted period. Compensation expense was $328 thousand, $290 thousand, and $305 thousand during December 31, 2015, 2014, and 2013, respectively. The total grant date fair value of Restricted Stock which vested was $332 thousand and $291 thousand for the years ended December 31, 2015 and 2014, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $64 thousand at December 31, 2015. This amount is expected to be recognized over a weighted average period of one year.

NOTE 12. Employee Benefits
The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2015, 2014, and 2013.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $956 thousand in 2015, $927 thousand in 2014, and $888 thousand in 2013.
The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $71 thousand and $78 thousand at December 31, 2015 and 2014, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $29 thousand in 2015, $21 thousand in 2014, and $8 thousand in 2013. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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
As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2015 and 2014, the amount of daily average required balances were approximately $1.2 million and $1.1 million, respectively. For both periods, these required amounts were met by vault cash and no additional amount was required to be on deposit with the Federal Reserve Bank. In addition, the Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $755 thousand at December 31, 2015 and 2014.
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

On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7.0 million and has an expiration date of December 1, 2016. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 2.85% and receives interest quarterly at a variable rate of three month LIBOR. The variable rate resets on each interest payment date. This agreement was designated as a cash-flow hedge at inception of the contract until the redemption of the trust preferred capital notes on July 29, 2015. As a result of the redemption, the derivative contract is no longer classified as a cash flow hedge and is currently recorded in the balance sheet at its fair value with changes in fair value recorded in Other operating income in the Consolidated Statements of Income.

The following table summarizes the fair value of derivative instruments at December 31, 2015 and December 31, 2014:

	2015		2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$—	Other Liabilities	$289
Derivatives not designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$149	Other Liabilities	$—

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheets at December 31, 2015 and 2014 and the Consolidated Statements of Income for December 31, 2015, 2014, and 2013:

	Year Ended
	December 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2015	2014		2015	2014	2013
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$—	$96	Not applicable	$—	$—	—

The balance of the interest rate swap liability was $237 thousand at the time of the redemption of the Company's trust preferred debt on July 29, 2015. The total amount recorded in accumulated other comprehensive income at that date was reclassified to earnings due to the derecognition of the cash flow hedge. Subsequent to the redemption of the debt and reclassification, the interest rate swap derivative was adjusted to its fair value resulting in a $88 thousand gain recorded in Other operating income in the Consolidated Statements of Income for the twelve months ended December 31, 2015.

NOTE 15. Transactions with Directors and Officers
The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $10.0 million and $10.9 million at December 31, 2015 and 2014, respectively. These balances reflect total principal additions of $7.6 million and total principal payments of $8.5 million, during 2015. The aggregate balance of deposits from directors, principal officers and their related parties was $12.9 million and $9.3 million at December 31, 2015 and 2014, respectively.

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

In July 2013, the Federal Reserve Bank issued a final rule that makes technical changes to its market risk capital rules to align them with the BASEL III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The phase-in period for the final rules began January 1, 2015 with full compliance with the final rules to be phased in by January 1, 2019. As a part of this final rule, the Bank was required to begin calculating and disclosing Common Equity Tier 1 Capital to risk weighted assets in 2015. Although not required by the final rule, the Company also began calculating and disclosing Common Equity Tier 1 Capital to risk weighted assets in 2015.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2015 and 2014.

At December 31, 2015, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2015 and 2014:

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2015:
Common Equity Tier 1 Capital to Risk
Weighted Assets
Consolidated	$77,170	15.22%	$22,819	4.50%	N/A
Bank of Clarke County	$74,034	14.72%	$22,633	4.50%	$32,692	6.50%
Total Capital to Risk Weighted Assets
Consolidated	$82,156	16.20%	$40,567	8.00%	N/A
Bank of Clarke County	$78,997	15.71%	$40,237	8.00%	$50,296	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$77,170	15.22%	$30,425	6.00%	N/A
Bank of Clarke County	$74,034	14.72%	$30,177	6.00%	$40,237	8.00%
Tier 1 Capital to Average Assets
Consolidated	$77,170	12.13%	$25,438	4.00%	N/A
Bank of Clarke County	$74,034	11.65%	$25,426	4.00%	$31,783	5.00%

December 31, 2014:
Total Capital to Risk Weighted Assets
Consolidated	$83,923	19.06%	$35,222	8.00%	N/A
Bank of Clarke County	$80,035	18.24%	$35,107	8.00%	$43,883	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$78,817	17.90%	$17,611	4.00%	N/A
Bank of Clarke County	$74,929	17.07%	$17,553	4.00%	$26,330	6.00%
Tier 1 Capital to Average Assets
Consolidated	$78,817	12.86%	$24,515	4.00%	N/A
Bank of Clarke County	$74,929	12.28%	$24,416	4.00%	$30,520	5.00%

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
At December 31, 2015, the Bank’s retained earnings available for the payment of dividends to the Company was $12.2 million. Accordingly, $62.9 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2015. Funds available for loans or advances by the Bank to the Company amounted to $1.1 million at December 31, 2015.

NOTE 18. Dividend Investment Plan
The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at 95% of its fair market value on each dividend record date.

As of February 10, 2016, the Company has amended the Plan to provide that shares of common stock purchased through the Plan will now be purchased at a price equal to the market price of the shares.  Our board of directors determined to eliminate the discount for purchases of shares in order to reflect current best practices and market standards for dividend reinvestment plans generally and among our peers.  No other changes have been made to the operation of the dividend reinvestment features of the Plan, and current participants will remain enrolled in the Plan under their current methods of participation unless they choose to alter their enrollment following the procedures described in this prospectus.

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
At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2015	2014
	(dollar in thousands)
Commitments to extend credit	$18,247	$7,001
Unfunded commitments under lines of credit	90,287	86,588
Commercial and standby letters of credit	4,286	4,067
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
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2015, $3.4 million of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2015 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $2.5 million.

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

NOTE 21. Quarterly Condensed Statements of Income - Unaudited
The Company’s quarterly net income, net income per common share and dividends per common share during 2015 and 2014 are summarized as follows:

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$5,938	$6,121	$6,265	$6,169
Net interest income after provision for loan losses	5,408	5,494	6,354	6,117
Noninterest income	1,629	1,644	3,830	1,335
Noninterest expenses	5,058	6,131	5,518	5,774
Income before income taxes	1,979	1,007	4,666	1,678
Net income	1,455	798	3,289	1,355
Net income per common share, basic	0.42	0.23	0.94	0.38
Net income per common share, diluted	0.42	0.23	0.94	0.38
Dividends per common share	0.20	0.20	0.20	0.20

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,150	$6,396	$6,253	$6,051
Net interest income after provision for loan losses	5,372	6,191	5,773	5,252
Noninterest income	1,351	1,560	1,473	2,222
Noninterest expenses	4,843	4,966	5,333	4,844
Income before income taxes	1,880	2,785	1,913	2,630
Net income	1,363	1,958	1,385	2,434
Net income per common share, basic	0.40	0.57	0.40	0.71
Net income per common share, diluted	0.40	0.57	0.40	0.71
Dividends per common share	0.19	0.19	0.19	0.20

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014:

		Fair Value Measurements at
		December 31, 2015
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,665	$—	$37,665	$—
Mortgage-backed securities	28,931	—	28,931	—
Obligations of states and political subdivisions	39,227	—	38,543	684
Total assets at fair value	$105,823	$—	$105,139	$684
Liabilities:
Interest rate swap	149	—	149	—
Total liabilities at fair value	$149	$—	$149	$—

		Fair Value Measurements at
		December 31, 2014
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,211	$—	$37,211	$—
Mortgage-backed securities	15,779	—	15,779	—
Obligations of states and political subdivisions	40,410	—	40,278	132
Corporate securities	765	—	765	—
Total assets at fair value	$94,165	$—	$94,033	$132
Liabilities:
Interest rate swap	289	—	289	—
Total liabilities at fair value	$289	$—	$289	$—

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
The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2015 and December 31, 2014:

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2015
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	3% - 8%	5%
Other real estate owned	Discounted appraised value	Selling cost	2% - 6%	5%

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2014
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	11% - 60%	16%
Impaired loans	Present value of cash flows	Discount rate	n/a	n/a
Other real estate owned	Discounted appraised value	Selling cost	5% - 13%	9%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2015 and December 31, 2014:

		Carrying value at
		December 31, 2015
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,099	$—	$—	$5,099
Nonfinancial Assets:
Other real estate owned	571	—	—	571
		Carrying value at
		December 31, 2014
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,748	$—	$—	$1,748
Nonfinancial Assets:
Other real estate owned	2,102	—	—	2,102
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
Bank owned life insurance: The carrying amount of bank owned life insurance was a reasonable estimate of fair value.
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

The carrying amount and fair value of the Company’s financial instruments at December 31, 2015 and 2014 were as follows:

	Fair Value Measurements at
	December 31, 2015
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
	(in thousands)
Financial Assets:
Cash and short-term investments	$23,221	$23,221	$—	$—	$23,221
Securities	105,823	—	105,139	684	105,823
Restricted Investments	1,896	—	1,896	—	1,896
Loans, net	490,614	—	—	493,804	493,804
Bank owned life insurance	632	—	632	—	632
Accrued interest receivable	1,739	—	1,739	—	1,739

Financial Liabilities:
Deposits	$550,718	$—	$550,509	$—	$550,509
Federal Home Loan Bank advances	20,000	—	19,992	—	19,992
Accrued interest payable	66	—	66	—	66
Interest rate swap contract	149	—	149	—	149

	Fair Value Measurements at
	December 31, 2014
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
	(in thousands)
Financial assets:
Cash and short-term investments	$34,564	$34,564	$—	$—	$34,564
Securities	94,165	—	94,033	132	94,165
Restricted Investments	2,808	—	2,808	—	2,808
Loans, net	464,740	—	—	470,781	470,781
Bank owned life insurance	665	—	665	—	665
Accrued interest receivable	1,703	—	1,703	—	1,703

Financial liabilities:
Deposits	$503,816	$—	$503,933	$—	$503,933
Federal Home Loan Bank advances	40,000	—	40,152	—	40,152
Trust preferred capital notes	7,217	—	7,217	—	7,217
Accrued interest payable	160	—	160	—	160
Interest rate swap contract	289	—	289	—	289

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the years ended December 31, 2015, 2014, and 2013:

	Twelve Months Ended
	December 31,
	2015				2014				2013
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$1,466	$(190)	$39	$1,315	$547	$(286)	$44	$305	$3,822	$(418)	$44	$3,448
Other comprehensive (loss) income before reclassifications	(564)	52	—	(512)	2,382	145	(8)	2,519	(4,497)	201	—	(4,296)
Reclassifications from other comprehensive (loss) income	(124)	237	—	113	(990)	—	—	(990)	(465)	—	—	(465)
Tax effect of current period changes	234	(99)	—	135	(473)	(49)	3	(519)	1,687	(69)	—	1,618
Current period changes net of taxes	(454)	190	—	(264)	919	96	(5)	1,010	(3,275)	132	—	(3,143)
December 31	$1,012	$—	$39	$1,051	$1,466	$(190)	$39	$1,315	$547	$(286)	$44	$305

For the years ended December 31, 2015, 2014, and 2013, $124 thousand , $990 thousand, and $465 thousand, respectively, was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statement of Income. The tax related to these reclassifications was $42 thousand, $337 thousand, and $158 thousand for the years ended December 31, 2015, 2014, and 2013, respectively. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

For the twelve months ended December 31, 2015, $237 thousand was reclassified out of accumulated other comprehensive income related to the Company's derecognition of it's cash flow hedge. This loss was recorded in Other operating income in the Consolidated Statements of Income. Tax related to this reclassification was $81 thousand and was included in Income Tax Expense in the Consolidated Statements of Income. There were no reclassifications related to cash flow hedges during the twelve months ended December 31, 2014 and 2013.

NOTE 24. Condensed Financial Information – Parent Company Only
EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Balance Sheets
December 31, 2015 and 2014
(dollars in thousands)

	2015	2014
Assets
Cash held in subsidiary bank	$404	$1,694
Due from banks	505	504
Securities available for sale	—	1,383
Loans, net of allowance	2,941	—
Investment in subsidiaries, at cost, plus undistributed net income	75,084	76,423
Other assets	4	392
Total assets	$78,938	$80,396

Liabilities and Shareholders’ Equity
Trust preferred capital notes	$—	$7,217
Other liabilities	717	47
Total liabilities	$717	$7,264

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,758	8,621
Surplus	13,730	12,618
Retained earnings	54,682	50,578
Accumulated other comprehensive income	1,051	1,315
Total shareholders’ equity	$78,221	$73,132
Total liabilities and shareholders’ equity	$78,938	$80,396

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2015, 2014, and 2013
(dollars in thousands)

	2015	2014	2013
Income
Dividends from subsidiary bank	$6,576	$1,550	$—
Interest and fees on loans	52	—	—
Other interest and dividends	11	183	98
Gain on redemption of trust preferred debt	2,424	—	—
Other (loss) income	(121)	283	40
Total income	$8,942	$2,016	$138

Expenses
Interest expense on borrowings	$260	$317	$317
Other operating expenses	260	226	221
Total expenses	$520	$543	$538
Income (loss) before income tax expense (benefit) and equity (deficit) in undistributed earnings of subsidiary bank	$8,422	$1,473	$(400)

Income Tax Expense (Benefit)	629	(37)	(135)
Income (loss) before equity (deficit) in undistributed earnings of subsidiary bank	$7,793	$1,510	$(265)

Equity (Deficit) in Undistributed Earnings of Subsidiary Bank	(896)	5,630	7,423
Net income	$6,897	$7,140	$7,158
Comprehensive income	$6,633	$8,150	$4,015

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2015, 2014, and 2013
(dollars in thousands)

	2015	2014	2013
Cash Flows from Operating Activities
Net Income	$6,897	$7,140	$7,158
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	23	—	—
(Gain) on the sale of securities	(27)	(283)	—
(Gain) on the redemption of trust preferred capital notes	(2,424)	—	—
Loss on derecognition of cash flow hedge	237	—	—
Fair value adjustment on derivative contract	(88)	—	—
Stock-based compensation expense	328	290	305
(Discount accretion) premium amortization on securities	—	—	(1)
Undistributed earnings of subsidiary bank	896	(5,630)	(7,423)
Changes in assets and liabilities:
Decrease (increase) in other assets	294	(10)	138
Increase in other liabilities	814	1	1
Net cash provided by operating activities	$6,950	$1,508	$178

Cash Flows from Investing Activities
Purchases of securities available for sale	$—	$(761)	$(1,044)
Proceeds from the sale of securities available for sale	1,009	1,865	—
Proceeds from maturities of securities available for sale	385	405	1,458
Net (increase) in loans	(2,963)	—	—
Net cash (used in) provided by investing activities	$(1,569)	$1,509	$414

Cash Flows from Financing Activities
Redemption of trust preferred capital notes	$(4,793)	$—	$—
Cash dividends paid	(2,064)	(1,944)	(1,909)
Issuance of common stock, employee benefit plan	187	202	179
Stock options exercised	—	—	69
Net cash (used in) financing activities	$(6,670)	$(1,742)	$(1,661)
(Decrease) increase in cash	$(1,289)	$1,275	$(1,069)

Cash
Beginning	$2,198	$923	$1,992
Ending	$909	$2,198	$923

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2015, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2015, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.
Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance
The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2016 Annual Meeting of Shareholders to be held May 17, 2016.

Item 11. Executive Compensation
The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2016 Annual Meeting of Shareholders to be held May 17, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2016 Annual Meeting of Shareholders to be held May 17, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2016 Annual Meeting of Shareholders to be held May 17, 2016.

Item 14. Principal Accounting Fees and Services
The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2016 Annual Meeting of Shareholders to be held May 17, 2016.

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

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.10	Eagle Financial Services, Inc. Dividend Investment Plan (incorporated herein by reference to to the Company’s Registration Statement on Form S-3, File No. 333-209460, filed on February 10, 2016).*

21.1	Subsidiary of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

23.2	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

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
John R. Milleson
President and Chief Executive Officer
Date: March 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2016.

Signature	Title

/s/ JOHN R. MILLESON	President, Chief Executive Officer, and Director (principal executive officer)
John R. Milleson

/s/ KATHLEEN J. CHAPPELL	Vice President and Chief Financial Officer (principal financial and accounting officer)
Kathleen J. Chappell

/s/ THOMAS T. GILPIN	Chairman of the Board and Director
Thomas T. Gilpin

/s/ ROBERT W. SMALLEY, JR.	Vice Chairman of the Board and Director
Robert W. Smalley, Jr.

/s/ THOMAS T. BYRD	Director
Thomas T. Byrd

/s/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/s/ SCOTT HAMBERGER	Director
Scott Hamberger

/s/ DOUGLAS C. RINKER	Director
Douglas C. Rinker

/s/ ROBERT E. SEVILA	Director
Robert E. Sevila

/s/ JOHN D. STOKELY, JR.	Director
John D. Stokely, Jr.

/s/ RANDALL G. VINSON	Director
Randall G. Vinson

/s/ JAMES R. WILKINS, JR	Director
James R. Wilkins, Jr.

EXHIBIT INDEX

Exhibit No.	Description

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

10.6	Amended and Restated Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.8	Employment Agreement of Dale L. Fritts (incorporated herein by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.10	Eagle Financial Services, Inc. Dividend Investment Plan (incorporated herein by reference to to the Company’s Registration Statement on Form S-3, File No. 333-209460, filed on February 10, 2016).*

21.1	Subsidiary of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

23.2	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements.