Form 10-Q
period 2016-03-31
EAGLE FINANCIAL SERVICES INC
filed 2016-05-13
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 3, 2016 was 3,535,684.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$7,250	$11,082
Interest-bearing deposits with other institutions	18,200	12,139
Total cash and cash equivalents	25,450	23,221
Securities available for sale, at fair value	100,356	105,823
Restricted investments	1,896	1,896
Loans	511,033	495,573
Allowance for loan losses	(5,003)	(4,959)
Net Loans	506,030	490,614
Bank premises and equipment, net	20,756	20,964
Other real estate owned, net of allowance	571	571
Other assets	9,212	10,183
Total assets	$664,271	$653,272
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$193,276	$186,133
Savings and interest bearing demand deposits	279,033	272,214
Time deposits	87,130	92,371
Total deposits	$559,439	$550,718
Federal Home Loan Bank advances	20,000	20,000
Other liabilities	4,989	4,333
Total liabilities	$584,428	$575,051
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2016, 3,535,684 including 19,051 shares of unvested restricted stock; issued and outstanding 2015, 3,517,648 including 14,401 shares of unvested restricted stock	8,792	8,758
Surplus	13,936	13,730
Retained earnings	55,501	54,682
Accumulated other comprehensive income	1,614	1,051
Total shareholders’ equity	$79,843	$78,221
Total liabilities and shareholders’ equity	$664,271	$653,272
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Interest and Dividend Income
Interest and fees on loans	$5,709	$5,301
Interest and dividends on securities available for sale:
Taxable interest income	440	376
Interest income exempt from federal income taxes	233	243
Dividends	23	7
Interest on deposits with other institutions	16	11
Total interest and dividend income	$6,421	$5,938
Interest Expense
Interest on deposits	201	184
Interest on Federal Home Loan Bank advances	65	134
Interest on trust preferred capital notes	—	33
Interest on interest rate swap	41	46
Total interest expense	$307	$397
Net interest income	$6,114	$5,541
Provision For Loan Losses	79	133
Net interest income after provision for loan losses	$6,035	$5,408
Noninterest Income
Income from fiduciary activities	$328	$428
Service charges on deposit accounts	290	290
Other service charges and fees	829	756
Gain on sale of securities	86	74
Other operating income	102	81
Total noninterest income	$1,635	$1,629
Noninterest Expenses
Salaries and employee benefits	$3,264	$2,995
Occupancy expenses	408	346
Equipment expenses	310	146
Advertising and marketing expenses	162	119
Stationery and supplies	50	51
ATM network fees	177	158
Other real estate owned expense	—	6
Loss on the sale of other real estate owned	—	19
FDIC assessment	105	108
Computer software expense	136	221
Bank franchise tax	126	117
Professional fees	228	242
Other operating expenses	588	530
Total noninterest expenses	$5,554	$5,058
Income before income taxes	$2,116	$1,979
Income Tax Expense	591	524
Net income	$1,525	$1,455
Earnings Per Share
Net income per common share, basic	$0.43	$0.42
Net income per common share, diluted	$0.43	$0.42
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$1,525	$1,455
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income tax expense of $289 and $206 for the three months ended, respectively	563	397
Change in fair value of interest rate swap, net of deferred income tax expense of $0 and $6 for the three months ended, respectively	—	11
Total other comprehensive income	563	408
Total comprehensive income	$2,088	$1,863
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	$8,621	$12,618	$50,578	$1,315	$73,132
Net income			1,455		1,455
Other comprehensive income				408	408
Vesting of restricted stock awards, stock incentive plan (6,250 shares)	16	(16)			—
Income tax benefit on vesting of restricted stock		5			5
Stock-based compensation expense		56			56
Issuance of common stock, dividend investment plan (8,459 shares)	21	166			187
Dividends declared ($0.20 per share)			(695)		(695)
Balance, March 31, 2015	$8,658	$12,829	$51,338	$1,723	$74,548

Balance, December 31, 2015	$8,758	$13,730	$54,682	$1,051	78,221
Net income			1,525		1,525
Other comprehensive income				563	563
Vesting of restricted stock awards, stock incentive plan (5,000 shares)	13	(13)			—
Stock-based compensation expense		55			55
Issuance of common stock, dividend investment plan (7,738 shares)	19	150			169
Issuance of common stock, employee benefit plan (648 shares)	2	14			16
Dividends declared ($0.20 per share)			(706)		(706)
Balance, March 31, 2016	$8,792	$13,936	$55,501	$1,614	$79,843
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$1,525	$1,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	231	189
Amortization of intangible and other assets	32	32
Provision for loan losses	79	133
Loss on foreclosure and sale of other real estate owned	—	19
(Gain) on the sale of securities	(86)	(74)
Fair value adjustment on derivative contract	(33)	—
Stock-based compensation expense	55	56
Premium amortization on securities, net	91	42
Changes in assets and liabilities:
Decrease (increase) in other assets	650	(394)
Increase (decrease) in other liabilities	689	(375)
Net cash provided by operating activities	$3,233	$1,083
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$5,876	$2,481
Proceeds from the sale of securities available for sale	4,314	1,892
Purchases of securities available for sale	(3,876)	(6,720)
Proceeds from the sale of restricted investments	—	900
Purchases of restricted investments	—	(38)
Purchases of bank premises and equipment	(23)	(1,245)
Proceeds from the sale of other real estate owned	—	17
Proceeds from the sale of repossessed assets	1	—
Net (increase) decrease in loans	(15,496)	8,060
Net cash (used in) provided by investing activities	$(9,204)	$5,347
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$13,962	$7,210
Net (decrease) in time deposits	(5,241)	(1,323)
Net (decrease) in Federal Home Loan Bank advances	—	(20,000)
Issuance of common stock, employee benefit plan	16	—
Cash dividends paid	(537)	(508)
Net cash provided by (used in) financing activities	$8,200	$(14,621)

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Three Months Ended
	March 31,
	2016	2015
Increase (decrease) in cash and cash equivalents	$2,229	$(8,191)
Cash and Cash Equivalents
Beginning	23,221	34,564
Ending	$25,450	$26,373
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$316	$483
Income taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$852	$603
Change in fair value of interest rate swap	$—	$17
Other real estate and repossessed assets acquired in settlement of loans	$1	$329
Issuance of common stock, dividend investment plan	$169	$187

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2016 and December 31, 2015, the results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. The Company recognizes compensation expense over the restricted period. As of March 31, 2016, there was $158 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents Restricted Stock activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	14,401	$22.98	15,151	$22.27
Granted	9,650	23.00	9,650	23.00
Vested	(5,000)	22.78	(6,250)	20.95
Forfeited	—	—	—	—
Nonvested, end of period	19,051	$23.04	18,551	$23.09

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2016 and 2015 and the effect on the weighted average number of shares of dilutive potential common stock. During 2016 and 2015, there were no potentially dilutive securities outstanding.

	Three Months Ended
	March 31,
	2016	2015
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,531,134	3,477,249
Effect of dilutive common stock	—	—
Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,531,134	3,477,249

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$30,815	$834	$(5)	$31,644
Mortgage-backed securities	28,560	303	(41)	28,822
Obligations of states and political subdivisions	38,594	1,302	(6)	39,890
	$97,969	$2,439	$(52)	$100,356
	December 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$37,348	$475	$(158)	$37,665
Mortgage-backed securities	28,858	293	(220)	28,931
Obligations of states and political subdivisions	38,082	1,169	(24)	39,227
	$104,288	$1,937	$(402)	$105,823

During the three months ended March 31, 2016, the Company received proceeds of $4.3 million on sales of available for sale securities for a gross gain of $86 thousand. There were no losses on the sale of available for sale securities during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company sold $1.9 million of available for sale securities for a gross gain of $74 thousand. There were no losses on the sale of available for sale securities during the three months ended March 31, 2015.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2016 and December 31, 2015 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$2,998	$2	$1,997	$3	$4,995	$5
Mortgage-backed securities	5,459	35	1,064	6	6,523	41
Obligations of states and political subdivisions	851	6	—	—	851	6
	$9,308	$43	$3,061	$9	$12,369	$52
	December 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,296	$143	$1,985	$15	$23,281	$158
Mortgage-backed securities	18,563	194	1,105	26	19,668	220
Obligations of states and political subdivisions	3,414	22	497	2	3,911	24
	$43,273	$359	$3,587	$43	$46,860	$402

Gross unrealized losses on available for sale securities included eleven (11) and forty-five (45) debt securities at March 31, 2016 and December 31, 2015, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2016 and December 31, 2015 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at March 31, 2016 and December 31, 2015. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $3.0 million at March 31, 2016 were pledged for various purposes required by law.

The composition of restricted investments at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,412	1,412
Community Bankers’ Bank Stock	140	140
	$1,896	$1,896

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2016 and 2015 and the year ended December 31, 2015 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
		(in thousands)
Balance, beginning	$4,959	$5,080	$5,080
Provision for (recovery of) loan losses	79	(227)	133
Recoveries added to the allowance	38	562	90
Loan losses charged to the allowance	(73)	(456)	(131)
Balance, ending	$5,003	$4,959	$5,172

Nonaccrual and past due loans by class at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$111	$75	$—	$186	$32,661	$32,847	$—	$294
Commercial Real Estate:
Owner Occupied	849	—	—	849	114,092	114,941	—	1,065
Non-owner occupied	775	—	—	775	75,271	76,046	—	931
Construction and Farmland:
Residential	50	—	—	50	8,622	8,672	—	—
Commercial	25	—	—	25	31,350	31,375	—	299
Consumer:
Installment	62	11	—	73	13,137	13,210	—	—
Residential:
Equity Lines	407	19	24	450	33,661	34,111	24	291
Single family	6,588	338	791	7,717	185,550	193,267	—	1,576
Multifamily	—	—	—	—	3,928	3,928	—	—
All Other Loans	—	—	—	—	2,636	2,636	—	—
Total	$8,867	$443	$815	$10,125	$500,908	$511,033	$24	$4,456

	December 31, 2015
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$1	$—	$—	$1	$29,365	$29,366	$—	$475
Commercial Real Estate:
Owner Occupied	623	142	—	765	108,942	109,707	—	1,614
Non-owner occupied	—	55	746	801	64,664	65,465	—	948
Construction and Farmland:
Residential	50	—	—	50	8,509	8,559	—	—
Commercial	356	72	—	428	32,582	33,010	—	310
Consumer:
Installment	43	3	—	46	13,484	13,530	—	—
Residential:
Equity Lines	175	—	—	175	34,246	34,421	—	276
Single family	2,123	209	1,296	3,628	191,602	195,230	307	1,662
Multifamily	—	—	—	—	3,975	3,975	—	—
All Other Loans	—	—	—	—	2,310	2,310	—	—
Total	$3,371	$481	$2,042	$5,894	$489,679	$495,573	$307	$5,285

Allowance for loan losses by segment at March 31, 2016 and December 31, 2015 were as follows:

	As of and for the Three Months Ended
	March 31, 2016
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Charge-Offs	—	(60)	—	—	(5)	(8)	—	(73)
Recoveries	13	2	2	5	15	1	—	38
Provision	(176)	5	193	18	(20)	21	38	79
Ending balance	$612	$2,269	$1,463	$234	$99	$67	$259	$5,003
Ending balance: Individually evaluated for impairment	$13	$385	$143	$5	$—	$—	$—	$546
Ending balance: collectively evaluated for impairment	$599	$1,884	$1,320	$229	$99	$67	$259	$4,457
Loans:
Ending balance	$40,047	$231,306	$190,987	$32,847	$13,210	$2,636	$—	$511,033
Ending balance individually evaluated for impairment	$1,374	$6,724	$3,974	$647	$—	$—	$—	$12,719
Ending balance collectively evaluated for impairment	$38,673	$224,582	$187,013	$32,200	$13,210	$2,636	$—	$498,314

	As of and for the Twelve Months Ended
	December 31, 2015
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Charge-Offs	(166)	(152)	(47)	—	(66)	(25)	—	(456)
Recoveries	75	142	115	181	33	16	—	562
Provision	(85)	355	(147)	(434)	39	20	25	(227)
Ending balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Ending balance: Individually evaluated for impairment	$10	$423	$141	$2	$—	$—	$—	$576
Ending balance: collectively evaluated for impairment	$765	$1,899	$1,127	$209	$109	$53	$221	$4,383
Loans:
Ending balance	$41,569	$233,626	$175,172	$29,366	$13,530	$2,310	$—	$495,573
Ending balance individually evaluated for impairment	$1,392	$7,209	$4,555	$847	$—	$—	$—	$14,003
Ending balance collectively evaluated for impairment	$40,177	$226,417	$170,617	$28,519	$13,530	$2,310	$—	$481,570

Impaired loans by class as of and for the periods ended March 31, 2016 and December 31, 2015 were as follows:

	As of and for the Three Months Ended
	March 31, 2016
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$396	$343	$—	$383	$3
Commercial Real Estate:
Owner Occupied	1,527	1,412	—	1,420	4
Non-owner occupied	1,165	1,075	—	1,079	3
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	401	369	—	373	2
Residential:
Equity lines	149	143	—	143	—
Single family	3,725	3,613	—	3,627	29
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$7,363	$6,955	$—	$7,025	$41
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$305	$305	$5	$310	$3
Commercial Real Estate:
Owner Occupied	206	207	38	207	2
Non-owner occupied	1,282	1,286	105	1,290	16
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,005	1,009	13	1,012	10
Residential:
Equity lines	549	213	83	213	1
Single family	2,799	2,772	302	2,781	21
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$6,146	$5,792	$546	$5,813	$53
Total:
Commercial	$701	$648	$5	$693	$6
Commercial Real Estate	4,180	3,980	143	3,996	25
Construction and Farmland	1,406	1,378	13	1,385	12
Residential	7,222	6,741	385	6,764	51
Other	—	—	—	—	—
Total	$13,509	$12,747	$546	$12,838	$94
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

Credit quality information by class at March 31, 2016 and December 31, 2015 was as follows:

	As of
	March 31, 2016
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$28,946	$3,524	$19	$358	$—	$—	$32,847
Commercial Real Estate:
Owner Occupied	91,337	14,226	7,537	1,388	453	—	114,941
Non-owner occupied	51,053	22,373	1,238	1,382	—	—	76,046
Construction and Farmland:
Residential	8,672	—	—	—	—	—	8,672
Commercial	19,278	11,705	—	392	—	—	31,375
Residential:
Equity Lines	30,479	3,342	—	162	128	—	34,111
Single family	167,011	17,872	3,959	4,006	419	—	193,267
Multifamily	3,899	—	29	—	—	—	3,928
All other loans	2,595	41	—	—	—	—	2,636
Total	$403,270	$73,083	$12,782	$7,688	$1,000	$—	$497,823

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,137	$73

	As of
	December 31, 2015
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,375	$3,175	$335	$364	$117	$—	$29,366
Commercial Real Estate:
Owner Occupied	90,230	12,553	4,521	1,416	987	—	109,707
Non-owner occupied	42,988	21,072	—	1,405	—	—	65,465
Construction and Farm land:
Residential	8,559	—	—	—	—	—	8,559
Commercial	20,391	10,886	1,395	338	—	—	33,010
Residential:
Equity Lines	30,267	3,878	—	145	131	—	34,421
Single family	170,168	19,086	950	4,600	426	—	195,230
Multifamily	3,975	—	—	—	—	—	3,975
All other loans	2,265	45	—	—	—	—	2,310
Total	$394,218	$70,695	$7,201	$8,268	$1,661	$—	$482,043

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,484	$46

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

There were twenty-six (26) troubled debt restructured loans totaling $8.1 million at March 31, 2016. At December 31, 2015, there were twenty-four (24) troubled debt restructured loans totaling $7.5 million. Three loans, totaling $1.2 million, were in nonaccrual status at March 31, 2016. Two loans, totaling $526 thousand, were in nonaccrual status at December 31, 2015. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2016 or December 31, 2015.

The following tables and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three months ended March 31, 2016 and March 31, 2015:

		Three Months Ended
		March 31, 2016
		(dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate
Non-owner Occupied	1	$736	$736
Residential:
Single family	1	96	96
Total	2	$832	$832

During the three months ended March 31, 2015, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.

During the three months ended March 31, 2016, the Company restructured two additional loans by granting concessions to borrowers experiencing financial difficulties. One residential loan and one commercial real estate loan was modified by extending the amortization period and reducing the interest rate.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Three Months Ended
	March 31, 2016
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$107
Total	1	$107

	Three Months Ended
	March 31, 2015
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Equity lines	1	$66
Total	1	$66

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Noninterest bearing demand deposits	$193,276	$186,133
Savings and interest bearing demand deposits:
NOW accounts	$77,699	$86,199
Money market accounts	115,085	105,560
Regular savings accounts	86,249	80,455
	$279,033	$272,214
Time deposits:
Balances of less than $250,000	$69,825	$80,444
Balances of $250,000 and more	17,305	11,927
	$87,130	$92,371
	$559,439	$550,718

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

Net periodic benefit costs of the postretirement benefit plan for the three months ended March 31, 2016 and 2015 were $(1) thousand and $0 thousand, respectively.

NOTE 9. Trust Preferred Capital Notes

In September 2007, Eagle Financial Statutory Trust II (the “Trust II”), a wholly-owned subsidiary of the Company, was formed for the purpose of issuing redeemable capital securities. On September 20, 2007, Trust II issued $7.0 million of trust preferred securities and $217 thousand in common equity. On July 29, 2015, the pool to which the Company's $7.0 million in outstanding trust preferred capital notes belonged was liquidated by means of auction. The Company was successful in purchasing the outstanding notes at a price of 65.375% of par or $4.6 million in cash, resulting in a gain on the redemption. On August 7, 2015, the Trust II was dissolved.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

		Fair Value Measurements at
		March 31, 2016
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$31,644	$—	$31,644	$—
Mortgage-backed securities	28,822	—	28,822	—
Obligations of states and political subdivisions	39,890	—	39,233	657
Total assets at fair value	$100,356	$—	$99,699	$657
Liabilities:
Interest rate swap	$116	—	$116	—
Total liabilities at fair value	$116	$—	$116	$—

		Fair Value Measurements at
		December 31, 2015
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,665	$—	$37,665	$—
Mortgage-backed securities	28,931	—	28,931	—
Obligations of states and political subdivisions	39,227	—	38,543	684
Total assets at fair value	$105,823	$—	$105,139	$684
Liabilities:
Interest rate swap	$149	—	$149	—
Total liabilities at fair value	$149	$—	$149	$—

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above. We believe that the fair value component in its valuation follows the provisions of GAAP.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015:

	Quantitative information about Level 3 Fair Value Measurements for
	March 31, 2016
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	3% - 8%	5%
Other real estate owned	Discounted appraised value	Selling cost	2% - 6%	5%

	December 31, 2015
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	3% - 8%	5%
Other real estate owned	Discounted appraised value	Selling cost	2% - 6%	5%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015:

		Fair Value at
		March 31, 2016
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,229	$—	$—	$5,229
Nonfinancial Assets:
Other real estate owned	571	—	—	571
		Fair Value at
		December 31, 2015
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,099	$—	$—	$5,099
Nonfinancial Assets:
Other real estate owned	571	—	—	571

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

The carrying value and fair value of the Company’s financial instruments at March 31, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at
	March 31, 2016
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)	March 31, 2016
	(in thousands)
Financial Assets:
Cash and short-term investments	$25,450	$25,450	$—	$—	$25,450
Securities	100,356	—	99,699	657	100,356
Restricted Investments	1,896	—	1,896	—	1,896
Loans, net	506,030	—	—	511,090	511,090
Bank owned life insurance	632	—	632	—	632
Accrued interest receivable	1,800	—	1,800	—	1,800

Financial Liabilities:
Deposits	$559,439	$—	$559,282	$—	$559,282
Federal Home Loan Bank advances	20,000	—	20,078	—	20,078
Accrued interest payable	57	—	57	—	57
Interest rate swap contract	116	—	116	—	116

	Fair Value Measurements at
	December 31, 2015
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
	(in thousands)
Financial assets:
Cash and short-term investments	$23,221	$23,221	$—	$—	$23,221
Securities	105,823	—	105,139	684	105,823
Restricted Investments	1,896	—	1,896	—	1,896
Loans, net	490,614	—	—	493,804	493,804
Bank owned life insurance	632	—	632	—	632
Accrued interest receivable	1,739	—	1,739	—	1,739

Financial liabilities:
Deposits	$550,718	$—	$550,509	$—	$550,509
Federal Home Loan Bank advances	20,000	—	19,992	—	19,992
Accrued interest payable	66	—	66	—	66
Interest rate swap contract	149	—	149	—	149

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

The following table summarizes the fair value of derivative instruments at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$116	Other Liabilities	$149

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheets at March 31, 2016 and 2015 and the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2016	2015		2016	2015
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$—	$11	n/a	$—	$—

The balance of the interest rate swap liability was $237 thousand at the time of the redemption of the Company's trust preferred debt on July 29, 2015. The total amount recorded in accumulated other comprehensive income at that date was reclassified to earnings due to the derecognition of the cash flow hedge. Subsequent to the redemption of the debt and reclassification, the interest rate swap derivative was adjusted to its fair value resulting in a $33 thousand and no gain recorded in Other operating income for the three months ended March 31, 2016 and 2015, respectively.

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

Changes to accumulated other comprehensive income by components are shown in the following tables for the periods indicated:

	Three Months Ended
	March 31,
	2016				2015
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$1,012	$—	$39	$1,051	$1,466	$(190)	$39	$1,315
Other comprehensive income before reclassifications	938	—	—	938	677	17	—	694
Reclassifications adjustments	(86)	—	—	(86)	(74)	—	—	(74)
Tax effect of current period changes	(289)	—	—	(289)	(206)	(6)	—	(212)
Current period changes net of taxes	563	—	—	563	397	11	—	408
March 31	$1,575	$—	$39	$1,614	$1,863	$(179)	$39	$1,723

For the three months ended March 31, 2016, $86 thousand was reclassified out of accumulated other comprehensive income and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $29 thousand for the three months ended March 31, 2016. For the three months ended March 31, 2015, $74 thousand was reclassified out of comprehensive income and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $25 thousand for the three months ended March 31, 2015. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

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
During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

NOTE 14. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the three months ended March 31, 2016 and 2015 and the year ended December 31, 2015:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
	(in thousands)
Balance, beginning	$571	$2,102	$2,102
Net loans transferred to OREO	—	867	325
Sales	—	(2,110)	(36)
Valuation adjustments	—	(288)	—
Balance, ending	$571	$571	$2,391

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2016 and December 31, 2015 were as follows:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Construction and Farmland	$806	$806
Residential Real Estate	—	—
Commercial Real Estate	—	—
Subtotal	$806	$806
Less valuation allowance	235	235
Total	$571	$571

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at March 31, 2016 and December 31, 2015.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2015 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2016, the Company had total assets of $664.3 million, net loans of $506.0 million, total deposits of $559.4 million, and shareholders’ equity of $79.8 million. The Company’s net income was $1.5 million for the three months ended March 31, 2016.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income during the first quarter of 2016 was $1.53 million, an increase of $70 thousand or 4.81% as compared to net income during the first quarter of 2015 of $1.46 million. Earnings per share, basic and diluted were $0.43 and $0.42 for the first quarter of 2016 and 2015, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2016 and 2015 was 0.94% and 0.96%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2016 and 2015 was 7.77% and 8.03%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $6.1 million and $5.5 million for the three months ended March 31, 2016 and 2015, respectively, which represents an increase of $573 thousand or 10.34%, which was primarily driven by loan growth. Average interest earning assets increased $39.2 million from the three months ended March 31, 2015 to the three months ended March 31, 2016 while the average yield did not change over that same period.

Total interest income was $6.4 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively, which represents an increase of $483 thousand or 8.13%. Total interest expense was $307 thousand and $397 thousand for the three months ended March 31, 2016 and 2015, respectively, which represents a decrease of $90 thousand or 22.67%. The decrease in interest expense is attributable to decreases in average balances of and rates paid on outstanding FHLB advances. The redemption of trust preferred debt during the third quarter of 2015 was also a big contributor to the decrease in interest expense year over year. In addition, there have been shifts in the deposit mix from higher interest time deposit accounts to lower interest or noninterest bearing deposit accounts. Average interest bearing liabilities increased $8.9 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 while the rate on interest bearing liabilities decreased 15 basis points over the same period.

The net interest margin was 4.12% and 4.02% for the three months ended March 31, 2016 and 2015, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2016 and 2015. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates. This decline will likely occur more rapidly than the decline in cost of funds due to the low level of interest rates currently being paid on interest bearing liabilities.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,709	$5,301
Interest Income - Securities and Other Interest-Earnings Assets	712	637
Interest Expense - Deposits	201	184
Interest Expense - Interest Rate Swap	41	46
Interest Expense - Other Borrowings	65	167
Total Net Interest Income	$6,114	$5,541
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$28	$36
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	120	125
Total Tax Benefit on Tax-Exempt Interest Income	$148	$161
Add: Interest Expense - Interest Rate Swap (2)	41	—
Tax-Equivalent Net Interest Income	$6,303	$5,702
(1) Tax benefit was calculated using the federal statutory tax rate of 34%.

(2) Tax-Equivalent net interest income was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes in 2015.

The tax-equivalent yield on earning assets stayed stable at 4.30% for the three months ended March 31, 2015 and 2016. During that same time, the tax-equivalent yield on securities decreased 3 basis points from 3.16% to 3.13%. The tax equivalent yield on loans decreased 4 basis points from 4.64% for the three months ended March 31, 2015 to 4.60% for the same time period in 2016. During that same time, the yield on interest-bearing deposits in other banks increased 24 basis points from 0.21% to 0.45%. The increase in the yield on interest-bearing deposits in other banks was offset by the decrease in the tax-equivalent yield on securities and loans, resulting in a stable yield on earning assets. There were no significant changes in asset mix during the three months ended March 31, 2016.

The average rate on interest bearing liabilities decreased 15 basis points from 0.42% for the three months ended March 31, 2015 to 0.27% for the same time period in 2016. The average rate on interest bearing deposits stayed stable at 0.22% during that same time. The Company borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 55 basis points from 1.86% to 1.31% for the three months ended March 31, 2015 and 2016. Due to the redemption of trust preferred debt during the third quarter of 2015, the average rate on trust preferred capital notes changed from 4.38% to nothing for the three months ended March 31, 2015 and 2016.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $79 thousand and $133 thousand for the three months ended March 31, 2016 and 2015, respectively. The provision for loan losses for the three months ended March 31, 2016 is mainly reflective of strong loan growth offset by decreases in the historic loss estimate component of the general allocation.

Noninterest Income

Total noninterest income for the three months ended March 31, 2016 and 2015 was $1.64 million and $1.63 million, respectively, which represents an increase of $6 thousand or 0.37%. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three months ended March 31, 2016 and 2015, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Income from fiduciary activities	$328	$428	$(100)	(23)%
Service charges on deposit accounts	290	290	—	—%
Other service charges and fees	829	756	73	10%
Gain on sale of securities	86	74	12	NM
Other operating income	102	81	21	26%
Total noninterest income	$1,635	$1,629	$6	—%

NM - Not Meaningful

Income from fiduciary activities decreased $100 thousand or 23.36% from $428 thousand during the three months ended March 31, 2015 to $328 thousand during the three months ended March 31, 2016. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2015, the Company collected and recognized into income approximately $100 thousand of prior year trust fees from one client, causing an increase in income from fiduciary activities. These particular fees were not accrued during prior years due to questions of collectability from the client. In future periods, trust fees for this client will be accrued and billed on a quarterly basis.

Other service charges and fees increased $73 thousand or 9.66% from $756 thousand during the three months ended March 31, 2015 to $829 thousand during the three months ended March 31, 2016. The amount of other service charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from the origination of mortgage loans for the secondary market. This increase can mostly be attributed to increased activity in origination of mortgage loans for the secondary market.

Noninterest Expenses

Total noninterest expenses increased $496 thousand or 9.81% from $5.1 million to $5.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2016. The majority of this increase results from the hiring of new employees and the expenses related to branching efforts.

The efficiency ratio of the Company was 71.10% and 68.19% for the three months ended March 31, 2016 and 2015. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of noninterest expense for the three months ended March 31, 2016 and 2015, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended
	March 31,
(dollars in thousands)	2016	2015	$ Change	% Change
Salaries and employee benefits	$3,264	$2,995	$269	9%
Occupancy expenses	408	346	62	18%
Equipment expenses	310	146	164	112%
Advertising and marketing expenses	162	119	43	36%
Stationary and supplies	50	51	(1)	(2)%
ATM network fees	177	158	19	12%
Other real estate owned expense	—	6	(6)	(100)%
Loss on the sale of other real estate owned	—	19	(19)	NM
FDIC assessment	105	108	(3)	(3)%
Computer software expense	136	221	(85)	(38)%
Bank franchise tax	126	117	9	8%
Professional fees	228	242	(14)	(6)%
Other operating expenses	588	530	58	11%
Total noninterest expenses	$5,554	$5,058	$496	10%

NM - Not Meaningful

The Company has hired additional retail staff for the opening of two new retail branches. New employees were hired for the One Loudoun branch located in Ashburn, Virginia which opened in April 2015. The second new branch, located in Leesburg, Virginia, opened in November 2015. Additional hires of middle management positions were also made during the first quarter of 2015 to address infrastructure and growth needs. These branching and hiring efforts have impacted salaries and employee benefits, occupancy expenses, equipment expenses and advertising and marketing expenses.

Computer software expense has decreased during the three months ended March 31, 2016 over 2015, despite the increase in number of branches and employees. Fees paid to our core software provider have decreased due to a conscious effort to reduce unused services and renegotiate contract amounts.

Income Taxes

Income tax expense was $591 thousand and $524 thousand during the three months ended March 31, 2016 and 2015, respectively. The effective tax rate was 27.93% and 26.48% for the three months ended March 31, 2016 and 2015, respectively. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans as well as tax credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $100.4 million at March 31, 2016, compared to $105.8 million at December 31, 2015. This represents a decrease of $5.47 million or 5.17%. The Company purchased $3.9 million in securities during the three months ended March 31, 2016. The Company had total maturities, calls, and principal repayments of $5.9 million. There were $4.3 million in sales during the three months ended March 31, 2016. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2016. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2016 and December 31, 2015. The Company had a net unrealized gain on available for sale securities of $2.4 million at March 31, 2016 as compared to a net unrealized gain of $1.5 million at December 31, 2015. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $511.0 million and $495.6 million at March 31, 2016 and December 31, 2015, respectively. This represents an increase of $15.46 million or 3.12% during the three months ended March 31, 2016. The ratio of gross loans to deposits increased during the three months ended March 31, 2016 from 89.09% at December 31, 2015 to 91.35% at March 31, 2016 due to strong loan growth.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans secured by commercial real estate, and residential and commercial construction loans. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2016 and December 31, 2015.

Loans secured by real estate were $462.3 million or 90.47% and $450.4 million or 90.88% of total loans at March 31, 2016 and December 31, 2015, respectively. This represents an increase of $11.97 million or 2.66% during the three months ended March 31, 2016. Loans secured by commercial real estate were $191.0 or 37.37% and $175.2 or 35.35% of total loans at March 31, 2016 and December 31, 2015, respectively. Consumer installment loans were $13.2 million or 2.58% and $13.5 million or 2.73% of total loans at March 31, 2016 and December 31, 2015, respectively. This represents a decrease of $320 thousand or 2.37% during the three months ended March 31, 2016. Commercial and industrial loans were $32.8 million or 6.43% and $29.4 million or 5.93% of total loans at March 31, 2016 and December 31, 2015, respectively. This represents an increase of $3.48 million or 11.85% for the three months ended March 31, 2016.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2016 and 2015 and the year ended December 31, 2015. Charged-off loans were $73 thousand and $131 thousand for the three months ended March 31, 2016 and 2015, respectively. Recoveries were $38 thousand and $90 thousand for the three months ended March 31, 2016 and 2015, respectively. This resulted in net charge-offs of $35 thousand and $41 thousand for the three months ended March 31, 2016 and 2015, respectively. The allowance for loan losses as a percentage of loans was 0.98% at March 31, 2016 and 1.00% at December 31, 2015. The allowance for loan losses was 99.05% of nonperforming assets at March 31, 2016 and 80.46% of nonperforming assets at December 31, 2015. Nonperforming assets decreased by $1.1 million during the three months ended March 31, 2016 due mainly to decreases in nonaccrual loans. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the uncertainty in the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $4.5 million and $5.3 million at March 31, 2016 and December 31, 2015, respectively. The decrease in nonaccrual loans during the three months ended March 31, 2016 was mainly the result of one loan relationship being returned to accrual status in accordance with the loan policy. Other real estate owned was $571 thousand at March 31, 2016 and December 31, 2015. The Company held three other real estate assets with an average balance of $190 thousand at March 31, 2016 and December 31, 2015. The percentage of nonperforming assets to loans and other real estate owned was 0.99% at March 31, 2016 and 1.18% at December 31, 2015, respectively. There were $24 thousand in loans past due 90 days or more and still accruing interest at March 31, 2016. Total loans past due 90 days or more and still accruing interest were $307 thousand at December 31, 2015. Loans past due 30 days or more increased $4.2 million between December 31, 2015 and March 31, 2016. The majority of this increase was due to one large loan residential real estate loan and is not necessarily indicative of future trends in nonperforming assets.

During the three months ended March 31, 2016, the Bank placed four loans totaling $194 thousand on nonaccrual status. These loans are secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

For real estate loans, upon foreclosure, the balance of the loan is transferred to “Other Real Estate Owned” (“OREO”) and carried at the fair value of the property based on current appraisals and other current market trends, less estimated selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off to the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair value, additional write downs of the property value are charged directly to operations.

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2016, the Company had $8.1 million in restructured loans with specific allowances totaling $408 thousand. At December 31, 2015 , the Company had $7.5 million in restructured loans with specific allowances totaling $427 thousand. At March 31, 2016 and December 31, 2015, total restructured loans performing under the restructured terms and accruing interest were $6.8 million and $6.9 million, respectively. Three loans, totaling $1.2 million, were in nonaccrual status at March 31, 2016. Two loans, totaling $526 thousand, were in nonaccrual status at December 31, 2015.

Deposits

Total deposits were $559.4 million and $550.7 million at March 31, 2016 and December 31, 2015, respectively. This represents an increase of $8.7 million or 1.58% during the three months ended March 31, 2016. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2016 and December 31, 2015.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $7.14 million or 3.84% from $186.1 million at December 31, 2015 to $193.3 million at March 31, 2016. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $6.8 million or 2.51% from $272.2 million at December 31, 2015 to $279.0 million at March 31, 2016. Time deposits decreased $5.24 million or 5.67% from $92.4 million at December 31, 2015 to $87.1 million at March 31, 2016. This is comprised of an increase in time deposits of $250,000 and more of $5.4 million or 45.09% and a decrease in time deposits of less than $250,000 of $10.6 million or 13.20%. Certificates of deposit also included $1.9 million and $12.9 million in brokered certificates of deposit at March 31, 2016 and December 31, 2015, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2016 was $79.8 million, reflecting a percentage of total assets of 12.02%, as compared to $78.2 million and 11.97% at December 31, 2015. During the three months ended March 31, 2015 and 2016, the Company declared dividends of $0.20 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at March 31, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital.
In prior years, trust preferred securities, issued by the Company during 2007, qualified as Tier 1 capital because this amount did not exceed 25% of total capital, including the trust preferred securities. Under the changes to the regulatory capital framework that were approved on July 9, 2013 by the federal banking agencies (Basel III Final Rule), the Company's trust preferred securities continued to be included in Tier 1 capital and total capital, pursuant to a "grandfathering" provision that exempts the Company's securities from the more stringent regulatory capital treatment contained in the Basel III Final Rule for trust preferred securities. As discussed in Note 9 to the Consolidated Financial Statements, the pool to which the Company's $7.0 million in outstanding trust preferred capital notes belonged was liquidated by means of auction. The Company was successful in purchasing the outstanding notes, which resulted in this amount no longer being outstanding and included in Tier 1 capital beginning in the third quarter of 2015. This transaction did not cause the Company to fall below the well capitalized regulatory minimum.
For capital adequacy purposes, during 2016, financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The Company’s policy requires a Tier 1 common equity risk-based capital ratio of 7.00%, a Tier 1 risk-based capital ratio of at least 8.50%, a total risk-based capital ratio of at least 10.50% and a minimum Tier 1 leverage ratio of 6.50%. These are the initial capital requirements, which will be phased in over a four-year period. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. Beginning January 1, 2016, the capital conservation buffer requirement is being phased in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019.
The Company's Tier 1 common risk-based capital ratio was 14.98% at March 31, 2016 as compared to 15.22% at December 31, 2015 . The Company’s Tier 1 risk-based capital ratio was 14.98% at March 31, 2016 as compared to 15.22% at December 31, 2015. The Company’s total risk-based capital ratio was 15.95% at March 31, 2016 as compared to 16.20% at December 31, 2015. The Company’s Tier 1 capital to average total assets ratio was 11.96% at March 31, 2016 as compared to 12.13% at December 31, 2015. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2016, liquid assets totaled $223.8 million as compared to $227.9 million at December 31, 2015. These amounts represent 38.29% and 39.64% of total liabilities at March 31, 2016 and December 31, 2015, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2015 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.    Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of May, 2016.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.