Form 10-Q
period 2016-06-30
EAGLE FINANCIAL SERVICES INC
filed 2016-08-15
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 3, 2016 was 3,548,574.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$9,473	$11,082
Interest-bearing deposits with other institutions	20,121	12,139
Total cash and cash equivalents	29,594	23,221
Securities available for sale, at fair value	102,782	105,823
Restricted investments	1,918	1,896
Loans	517,407	495,573
Allowance for loan losses	(4,973)	(4,959)
Net Loans	512,434	490,614
Bank premises and equipment, net	20,495	20,964
Other real estate owned, net of allowance	524	571
Other assets	9,641	10,183
Total assets	$677,388	$653,272
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$197,524	$186,133
Savings and interest bearing demand deposits	284,572	272,214
Time deposits	89,133	92,371
Total deposits	$571,229	$550,718
Federal Home Loan Bank advances	20,000	20,000
Other liabilities	4,764	4,333
Total liabilities	$595,993	$575,051
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2016, 3,546,802 including 19,901 shares of unvested restricted stock; issued and outstanding 2015, 3,517,648 including 14,401 shares of unvested restricted stock	8,817	8,758
Surplus	14,129	13,730
Retained earnings	56,405	54,682
Accumulated other comprehensive income	2,044	1,051
Total shareholders’ equity	$81,395	$78,221
Total liabilities and shareholders’ equity	$677,388	$653,272
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and Dividend Income
Interest and fees on loans	$5,883	$5,437	$11,592	$10,738
Interest and dividends on securities available for sale:
Taxable interest income	482	406	922	782
Interest income exempt from federal income taxes	232	246	465	489
Dividends	23	26	46	33
Interest on deposits with other institutions	22	6	38	17
Total interest and dividend income	$6,642	$6,121	$13,063	$12,059
Interest Expense
Interest on deposits	194	182	395	366
Interest on federal funds purchased and securities sold under agreements to repurchase	—	1	—	1
Interest on Federal Home Loan Bank advances	64	66	129	200
Interest on trust preferred capital notes	—	33	—	66
Interest on interest rate swap	39	45	80	91
Total interest expense	$297	$327	$604	$724
Net interest income	$6,345	$5,794	$12,459	$11,335
Provision For Loan Losses	—	300	79	433
Net interest income after provision for loan losses	$6,345	$5,494	$12,380	$10,902
Noninterest Income
Income from fiduciary activities	$380	$356	$708	$784
Service charges on deposit accounts	290	307	580	597
Other service charges and fees	992	930	1,821	1,686
Gain on sale of securities	—	22	86	96
Other operating income	76	29	178	110
Total noninterest income	$1,738	$1,644	$3,373	$3,273
Noninterest Expenses
Salaries and employee benefits	$3,313	$3,112	$6,577	$6,107
Occupancy expenses	367	436	775	782
Equipment expenses	355	260	665	406
Advertising and marketing expenses	185	184	347	303
Stationery and supplies	51	61	101	112
ATM network fees	259	191	436	349
Other real estate owned expense	2	14	2	20
Loss on valuation adjustments and sales of other real estate owned	47	73	47	92
FDIC assessment	99	103	204	211
Computer software expense	131	192	267	413
Bank franchise tax	125	126	251	243
Professional fees	281	261	509	503
Cost to terminate operating lease	—	520	—	520
Other operating expenses	617	598	1,205	1,128
Total noninterest expenses	$5,832	$6,131	$11,386	$11,189
Income before income taxes	$2,251	$1,007	$4,367	$2,986
Income Tax Expense	641	209	1,232	733
Net income	$1,610	$798	$3,135	$2,253
Earnings Per Share
Net income per common share, basic	$0.46	$0.23	$0.89	$0.65
Net income per common share, diluted	$0.46	$0.23	$0.89	$0.65
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$1,610	$798	$3,135	$2,253
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities net of reclassification adjustments, net of deferred income tax of $222 and ($523) for the three months ended, respectively and $511 and ($317) for the six months ended, respectively	430	(1,012)	993	(615)
Change in fair value of interest rate swap, net of deferred income tax of $0 and $12 for the three months ended, respectively and $0 and $18 for the six months ended, respectively	—	23	—	34
Total other comprehensive income (loss)	430	(989)	993	(581)
Total comprehensive income (loss)	$2,040	$(191)	$4,128	$1,672
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	$8,621	$12,618	$50,578	$1,315	$73,132
Net income			2,253		2,253
Other comprehensive (loss)				(581)	(581)
Vesting of restricted stock awards, stock incentive plan (6,250 shares)	16	(16)			—
Income tax benefit on vesting of restricted stock		5			5
Stock-based compensation expense		132			132
Issuance of common stock, dividend investment plan (16,610 shares)	42	332			374
Issuance of common stock, employee benefit plan (875 shares)	2	18			20
Dividends declared ($0.40 per share)			(1,392)		(1,392)
Balance, June 30, 2015	$8,681	$13,089	$51,439	$734	$73,943

Balance, December 31, 2015	$8,758	$13,730	$54,682	$1,051	78,221
Net income			3,135		3,135
Other comprehensive income				993	993
Vesting of restricted stock awards, stock incentive plan (8,196 shares)	20	(20)			—
Stock-based compensation expense		107			107
Issuance of common stock, dividend investment plan (14,810 shares)	37	298			335
Issuance of common stock, employee benefit plan (648 shares)	2	14			16
Dividends declared ($0.40 per share)			(1,412)		(1,412)
Balance, June 30, 2016	$8,817	$14,129	$56,405	$2,044	$81,395
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$3,135	$2,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	464	398
Amortization of intangible and other assets	86	110
Provision for loan losses	79	433
Loss on valuation adjustments and sales of other real estate owned	47	92
(Gain) on the sale of premises and equipment	—	(5)
Loss on the sale of repossessed assets	—	1
(Gain) on the sale of securities	(86)	(96)
Fair value adjustment on derivative contract	(71)	—
Stock-based compensation expense	107	132
Premium amortization on securities, net	115	104
Changes in assets and liabilities:
Decrease (increase) in other assets	60	(1,306)
Increase (decrease) in other liabilities	502	(574)
Net cash provided by operating activities	$4,438	$1,542
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$12,593	$5,131
Proceeds from the sale of securities available for sale	4,314	2,324
Purchases of securities available for sale	(12,391)	(19,966)
Proceeds from the sale of restricted investments	—	900
Purchases of restricted investments	(22)	(38)
Purchases of bank premises and equipment	(105)	(2,188)
Proceeds from the sale of other real estate owned	—	310
Proceeds from the sale of bank premises and equipment	—	5
Proceeds from the sale of repossessed assets	1	8
Net (increase) in loans	(21,905)	(16,749)
Net cash (used in) investing activities	$(17,515)	$(30,263)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$23,749	$20,286
Net (decrease) in time deposits	(3,238)	(1,315)
Net increase in federal funds purchased	—	8,329
Net (decrease) in Federal Home Loan Bank advances	—	(20,000)
Issuance of common stock, employee benefit plan	16	20
Cash dividends paid	(1,077)	(1,018)
Net cash provided by financing activities	$19,450	$6,302

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Six Months Ended
	June 30,
	2016	2015
Increase (decrease) in cash and cash equivalents	$6,373	$(22,419)
Cash and Cash Equivalents
Beginning	23,221	34,564
Ending	$29,594	$12,145
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$612	$812
Income taxes	$—	$583
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$1,504	$(932)
Change in fair value of interest rate swap	$—	$53
Other real estate and repossessed assets acquired in settlement of loans	$6	$564
Issuance of common stock, dividend investment plan	$335	$374

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2016 and December 31, 2015, the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Eagle Financial Services, Inc. (the "Company") owns 100% of Bank of Clarke County (the “Bank”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated.

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. The Company recognizes compensation expense over the restricted period. As of June 30, 2016, there was $249 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents Restricted Stock activity for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	14,401	$22.98	15,151	$22.27
Granted	14,650	23.07	14,650	23.85
Vested	(8,196)	22.86	(6,250)	20.95
Forfeited	(954)	23.00	—	—
Nonvested, end of period	19,901	23.09	23,551	23.61

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2016 and 2015 and the effect on the weighted average number of shares of dilutive potential common stock. During 2016 and 2015, there were no potentially dilutive securities outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,539,876	3,487,215	3,535,505	3,482,259
Effect of dilutive common stock	—	—	—	—
Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,539,876	3,487,215	3,535,505	3,482,259

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$29,883	$1,016	$—	$30,899
Mortgage-backed securities	29,371	523	—	29,894
Obligations of states and political subdivisions	40,489	1,500	—	41,989
	$99,743	$3,039	$—	$102,782
	December 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$37,348	$475	$(158)	$37,665
Mortgage-backed securities	28,858	293	(220)	28,931
Obligations of states and political subdivisions	38,082	1,169	(24)	39,227
	$104,288	$1,937	$(402)	$105,823

During the six months ended June 30, 2016, the Company received proceeds of $4.3 million on sales of available for sale securities for a gross gain of $86 thousand. There were no losses on the sale of available for sale securities during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company sold $2.3 million of available for sale securities for a gross gain of $96 thousand. There were no losses on the sale of available for sale securities during the six months ended June 30, 2015.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2016 and December 31, 2015 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—
	December 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,296	$143	$1,985	$15	$23,281	$158
Mortgage-backed securities	18,563	194	1,105	26	19,668	220
Obligations of states and political subdivisions	3,414	22	497	2	3,911	24
	$43,273	$359	$3,587	$43	$46,860	$402

Gross unrealized losses on available for sale securities included zero (0) and forty-five (45) debt securities at June 30, 2016 and December 31, 2015, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2015 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses were deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at December 31, 2015. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $2.9 million at June 30, 2016 were pledged for various purposes required by law.

The composition of restricted investments at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,434	1,412
Community Bankers’ Bank Stock	140	140
	$1,918	$1,896

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2016 and 2015 and the year ended December 31, 2015 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2016	2015	2015
		(in thousands)
Balance, beginning	$4,959	$5,080	$5,080
Provision for (recovery of) loan losses	79	(227)	433
Recoveries added to the allowance	90	562	343
Loan losses charged to the allowance	(155)	(456)	(320)
Balance, ending	$4,973	$4,959	$5,536

Nonaccrual and past due loans by class at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$287	$333	$—	$620	$29,674	$30,294	$—	$114
Commercial Real Estate:
Owner Occupied	451	445	—	896	113,025	113,921	—	1,040
Non-owner occupied	—	575	—	575	87,092	87,667	—	913
Construction and Farmland:
Residential	490	—	—	490	8,367	8,857	—	—
Commercial	2,093	—	—	2,093	28,788	30,881	—	—
Consumer:
Installment	35	8	5	48	13,313	13,361	5	—
Residential:
Equity Lines	101	18	—	119	31,141	31,260	—	142
Single family	959	4,367	1,249	6,575	187,668	194,243	28	1,769
Multifamily	—	—	—	—	3,835	3,835	—	—
All Other Loans	—	—	—	—	3,088	3,088	—	—
Total	$4,416	$5,746	$1,254	$11,416	$505,991	$517,407	$33	$3,978

	December 31, 2015
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$1	$—	$—	$1	$29,365	$29,366	$—	$475
Commercial Real Estate:
Owner Occupied	623	142	—	765	108,942	109,707	—	1,614
Non-owner occupied	—	55	746	801	64,664	65,465	—	948
Construction and Farmland:
Residential	50	—	—	50	8,509	8,559	—	—
Commercial	356	72	—	428	32,582	33,010	—	310
Consumer:
Installment	43	3	—	46	13,484	13,530	—	—
Residential:
Equity Lines	175	—	—	175	34,246	34,421	—	276
Single family	2,123	209	1,296	3,628	191,602	195,230	307	1,662
Multifamily	—	—	—	—	3,975	3,975	—	—
All Other Loans	—	—	—	—	2,310	2,310	—	—
Total	$3,371	$481	$2,042	$5,894	$489,679	$495,573	$307	$5,285

Allowance for loan losses by segment at June 30, 2016 and December 31, 2015 were as follows:

	As of and For the Six Months Ended
	June 30, 2016
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Charge-Offs	—	(127)	—	—	(11)	(17)	—	(155)
Recoveries	28	13	5	8	33	3	—	90
Provision	(198)	2	271	(26)	(46)	47	29	79
Ending balance	$605	$2,210	$1,544	$193	$85	$86	$250	$4,973
Ending balance: Individually evaluated for impairment	$20	$368	$137	$5	$—	$—	$—	$530
Ending balance: collectively evaluated for impairment	$585	$1,842	$1,407	$188	$85	$86	$250	$4,443
Loans:
Ending balance	$39,738	$229,338	$201,588	$30,294	$13,361	$3,088	$—	$517,407
Ending balance individually evaluated for impairment	$1,362	$6,382	$3,913	$452	$—	$—	$—	$12,109
Ending balance collectively evaluated for impairment	$38,376	$222,956	$197,675	$29,842	$13,361	$3,088	$—	$505,298

	As of and for the Twelve Months Ended
	December 31, 2015
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Charge-Offs	(166)	(152)	(47)	—	(66)	(25)	—	(456)
Recoveries	75	142	115	181	33	16	—	562
Provision	(85)	355	(147)	(434)	39	20	25	(227)
Ending balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Ending balance: Individually evaluated for impairment	$10	$423	$141	$2	$—	$—	$—	$576
Ending balance: collectively evaluated for impairment	$765	$1,899	$1,127	$209	$109	$53	$221	$4,383
Loans:
Ending balance	$41,569	$233,626	$175,172	$29,366	$13,530	$2,310	$—	$495,573
Ending balance individually evaluated for impairment	$1,392	$7,209	$4,555	$847	$—	$—	$—	$14,003
Ending balance collectively evaluated for impairment	$40,177	$226,417	$170,617	$28,519	$13,530	$2,310	$—	$481,570

Impaired loans by class as of and for the periods ended June 30, 2016 and December 31, 2015 were as follows:

	As of and for the Six Months Ended
	June 30, 2016
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$192	$156	$—	$184	$6
Commercial Real Estate:
Owner Occupied	1,513	1,385	—	1,399	8
Non-owner occupied	1,153	1,050	—	1,060	7
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	360	361	—	367	16
Residential:
Equity lines	—	—	—	—	—
Single family	3,835	3,650	—	3,730	58
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$7,053	$6,602	$—	$6,740	$95
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$298	$298	$5	$306	$7
Commercial Real Estate:
Owner Occupied	205	206	38	207	5
Non-owner occupied	1,273	1,277	99	1,285	32
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,002	1,006	20	1,009	21
Residential:
Equity lines	545	207	78	210	2
Single family	2,573	2,541	290	2,556	39
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$5,896	$5,535	$530	$5,573	$106
Total:
Commercial	$490	$454	$5	$490	$13
Commercial Real Estate	4,144	3,918	137	3,951	52
Construction and Farmland	1,362	1,367	20	1,376	37
Residential	6,953	6,398	368	6,496	99
Other	—	—	—	—	—
Total	$12,949	$12,137	$530	$12,313	$201
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

The average recorded investment for impaired loans for the three months ended June 30, 2016 was $12.2 million. The interest income recognized on impaired loans for the three months ended June 30, 2016 was $111 thousand.

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

Credit quality information by class at June 30, 2016 and December 31, 2015 was as follows:

	As of
	June 30, 2016
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$26,294	$3,605	$226	$169	$—	$—	$30,294
Commercial Real Estate:
Owner Occupied	94,780	14,647	2,688	1,361	445	—	113,921
Non-owner occupied	58,413	26,541	1,220	1,493	—	—	87,667
Construction and Farmland:
Residential	8,857	—	—	—	—	—	8,857
Commercial	20,500	10,002	—	379	—	—	30,881
Residential:
Equity Lines	29,847	1,271	—	18	124	—	31,260
Single family	174,215	15,551	268	3,630	579	—	194,243
Multifamily	3,835	—	—	—	—	—	3,835
All other loans	3,088	—	—	—	—	—	3,088
Total	$419,829	$71,617	$4,402	$7,050	$1,148	$—	$504,046

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,313	$48

	As of
	December 31, 2015
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,375	$3,175	$335	$364	$117	$—	$29,366
Commercial Real Estate:
Owner Occupied	90,230	12,553	4,521	1,416	987	—	109,707
Non-owner occupied	42,988	21,072	—	1,405	—	—	65,465
Construction and Farm land:
Residential	8,559	—	—	—	—	—	8,559
Commercial	20,391	10,886	1,395	338	—	—	33,010
Residential:
Equity Lines	30,267	3,878	—	145	131	—	34,421
Single family	170,168	19,086	950	4,600	426	—	195,230
Multifamily	3,975	—	—	—	—	—	3,975
All other loans	2,265	45	—	—	—	—	2,310
Total	$394,218	$70,695	$7,201	$8,268	$1,661	$—	$482,043

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,484	$46

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

There were twenty-five (25) troubled debt restructured loans totaling $7.8 million at June 30, 2016. At December 31, 2015, there were twenty-four (24) troubled debt restructured loans totaling $7.5 million. Three loans, totaling $1.2 million, were in nonaccrual status at June 30, 2016. Two loans, totaling $526 thousand, were in nonaccrual status at December 31, 2015. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2016 or December 31, 2015.

The following tables and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and six months ended June 30, 2016 and June 30, 2015:

		Three Months Ended
		June 30, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	1	$519	$523
	1	$519	$523

		Six Months Ended
		June 30, 2016
		(dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate
Non-owner Occupied	1	$736	$736
Residential:
Single family	1	96	96
Total	2	$832	$832

		Six Months Ended
		June 30, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	1	$519	$523
Total	1	$519	$523

During the three months ended June 30, 2016, there were no loans restructured by granting concessions to borrowers experiencing financial difficulties.

During the six months ended June 30, 2016, the Company restructured two loans by granting concessions to borrowers experiencing financial difficulties. One residential loan and one commercial real estate loan was modified by extending the amortization period and reducing the interest rate.

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
	June 30, 2016
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$107
Total	1	$107

	Six Months Ended
	June 30, 2015
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$78
Residential:
Equity lines	1	64
Total	2	$142

There were no payment defaults for loans modified as TDRs within the previous 12 months for the three months ended June 30, 2016.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Noninterest bearing demand deposits	$197,524	$186,133
Savings and interest bearing demand deposits:
NOW accounts	$86,741	$86,199
Money market accounts	113,152	105,560
Regular savings accounts	84,679	80,455
	$284,572	$272,214
Time deposits:
Balances of less than $250,000	$68,807	$80,444
Balances of $250,000 and more	20,326	11,927
	$89,133	$92,371
	$571,229	$550,718

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

Net periodic benefit costs of the postretirement benefit plan for the three months ended June 30, 2016 and 2015 were zero. Net periodic benefit costs of the postretirement benefit plan for the six months ended June 30, 2016 and 2015 were $(1) thousand.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

		Fair Value Measurements at
		June 30, 2016
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$30,899	$—	$30,899	$—
Mortgage-backed securities	29,894	—	29,894	—
Obligations of states and political subdivisions	41,989	—	41,340	649
Total assets at fair value	$102,782	$—	$102,133	$649
Liabilities:
Interest rate swap	$78	—	$78	—
Total liabilities at fair value	$78	$—	$78	$—

		Fair Value Measurements at
		December 31, 2015
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,665	$—	$37,665	$—
Mortgage-backed securities	28,931	—	28,931	—
Obligations of states and political subdivisions	39,227	—	38,543	684
Total assets at fair value	$105,823	$—	$105,139	$684
Liabilities:
Interest rate swap	$149	—	$149	—
Total liabilities at fair value	$149	$—	$149	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015:

	Quantitative information about Level 3 Fair Value Measurements for
	June 30, 2016
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015:

		Fair Value at
		June 30, 2016
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$4,988	$—	$—	$4,988
Nonfinancial Assets:
Other real estate owned	524	—	—	524
		Fair Value at
		December 31, 2015
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,099	$—	$—	$5,099
Nonfinancial Assets:
Other real estate owned	571	—	—	571

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

The carrying value and fair value of the Company’s financial instruments at June 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at
	June 30, 2016
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)	June 30, 2016
	(in thousands)
Financial Assets:
Cash and short-term investments	$29,594	$29,594	$—	$—	$29,594
Securities	102,782	—	102,133	649	102,782
Restricted Investments	1,918	—	1,918	—	1,918
Loans, net	512,434	—	—	515,612	515,612
Bank owned life insurance	632	—	632	—	632
Accrued interest receivable	1,760	—	1,760	—	1,760

Financial Liabilities:
Deposits	$571,229	$—	$571,060	$—	$571,060
Federal Home Loan Bank advances	20,000	—	20,058	—	20,058
Accrued interest payable	58	—	58	—	58
Interest rate swap contract	78	—	78	—	78

	Fair Value Measurements at
	December 31, 2015
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
	(in thousands)
Financial assets:
Cash and short-term investments	$23,221	$23,221	$—	$—	$23,221
Securities	105,823	—	105,139	684	105,823
Restricted Investments	1,896	—	1,896	—	1,896
Loans, net	490,614	—	—	493,804	493,804
Bank owned life insurance	632	—	632	—	632
Accrued interest receivable	1,739	—	1,739	—	1,739

Financial liabilities:
Deposits	$550,718	$—	$550,509	$—	$550,509
Federal Home Loan Bank advances	20,000	—	19,992	—	19,992
Accrued interest payable	66	—	66	—	66
Interest rate swap contract	149	—	149	—	149

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

The following table summarizes the fair value of derivative instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$78	Other Liabilities	$149

The following tables present the effect of the derivative instrument on the Consolidated Balance Sheets at June 30, 2016 and 2015 and the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2016	2015		2016	2015
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$—	$23	n/a	$—	$—

	Six Months Ended
	June 30,
Derivatives in GAAP Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
	2016	2015		2016	2015
	(dollars in thousands)			(dollars in thousands)
Interest rate swap contracts, net of tax	$—	$34	n/a	$—	$—

The balance of the interest rate swap liability was $237 thousand at the time of the redemption of the Company's trust preferred debt on July 29, 2015. The total amount recorded in accumulated other comprehensive income at that date was reclassified to earnings due to the derecognition of the cash flow hedge. Subsequent to the redemption of the debt and reclassification, the interest rate swap derivative was adjusted to its fair value resulting in income of $38 thousand and $71 thousand being recorded in other operating income for the three and six months ended June 30, 2016, respectively.

NOTE 12. Change in Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses on available for sale securities, change in fair value of interest rate swaps and changes in benefit obligations and plan assets for the post retirement benefit plan. Changes to accumulated other comprehensive income are presented net of their tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income are recorded in the Consolidated Statements of Income either as a gain or loss.

Changes to accumulated other comprehensive income by component are shown in the following tables for the periods indicated:

	Three Months Ended
	June 30,
	2016				2015
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
April 1	$1,575	$—	$39	$1,614	$1,863	$(179)	$39	$1,723
Other comprehensive income (loss) before reclassifications	652	—	—	652	(1,512)	35	—	(1,477)
Reclassifications adjustments	—	—	—	—	(22)	—	—	(22)
Tax effect of current period changes	(222)	—	—	(222)	522	(12)	—	510
Current period changes net of taxes	430	—	—	430	(1,012)	23	—	(989)
June 30	$2,005	$—	$39	$2,044	$851	$(156)	$39	$734

	Six Months Ended
	June 30,
	2016				2015
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$1,012	$—	$39	$1,051	$1,466	$(190)	$39	$1,315
Other comprehensive income (loss) before reclassifications	1,590	—	—	1,590	(836)	52	—	(784)
Reclassifications adjustments	(86)	—	—	(86)	(96)	—	—	(96)
Tax effect of current period changes	(511)	—	—	(511)	317	(18)	—	299
Current period changes net of taxes	993	—	—	993	(615)	34	—	(581)
June 30	$2,005	$—	$39	$2,044	$851	$(156)	$39	$734

For the three and six months ended June 30, 2016, none and $86 thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was zero and $29 thousand, respectively, for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, $22 thousand and $96 thousand, respectively, was reclassified out of comprehensive income and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $7 thousand and $33 thousand, respectively, for the three and six months ended June 30, 2015. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

NOTE 14. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the six months ended June 30, 2016 and 2015 and the year ended December 31, 2015:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2016	2015	2015
	(in thousands)
Balance, beginning	$571	$2,102	$2,102
Net loans transferred to OREO	—	867	561
Sales	—	(2,110)	(402)
Valuation adjustments	(47)	(288)	—
Balance, ending	$524	$571	$2,261

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2016 and December 31, 2015 were as follows:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Construction and Farmland	$806	$806
Residential Real Estate	—	—
Commercial Real Estate	—	—
Subtotal	$806	$806
Less valuation allowance	282	235
Total	$524	$571

There was one consumer mortgage loan collateralized by residential real estate in the amount of $185 thousand in the process of foreclosure at June 30, 2016. There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at December 31, 2015.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At June 30, 2016, the Company had total assets of $677.4 million, net loans of $512.4 million, total deposits of $571.2 million, and shareholders’ equity of $81.4 million. The Company’s net income was $3.1 million for the six months ended June 30, 2016.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•
the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future or if the Bank is unable to successfully integrate these growth opportunities into its existing operations;

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

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2016 was $3.1 million, an increase of $882 thousand or 39.15% as compared to net income for the six months ended June 30, 2015 of $2.3 million. Earnings per share, basic and diluted, were $0.89 and $0.65 for the six months ended June 30, 2016 and 2015, respectively. Net income during the second quarter of 2016 was $1.6 million, an increase of $812 thousand or 101.75% as compared to net income during the second quarter of 2015 of $798 thousand. Earnings per share, basic and diluted were $0.46 and $0.23 for the second quarter of 2016 and 2015, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2016 and 2015 was 0.96% and 0.74%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2016 and 2015 was 7.92% and 6.16%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $12.5 million and $11.3 million for the six months ended June 30, 2016 and 2015, respectively, which represents an increase of $1.2 million or 9.92%. Net interest income was $6.3 million and $5.8 million for the three months ended June 30, 2016 and 2015, respectively, which represents an increase of $551 thousand or 9.51%, which was primarily driven by loan growth. Average interest earning assets increased $49.2 million from the three months ended June 30, 2015 to the three months ended June 30, 2016 while the average yield did not change over that same period.

Total interest income was $13.1 million and $12.1 million for the six months ended June 30, 2016 and 2015, respectively, which represents an increase of $1.0 million or 8.33%. Total interest income was $6.6 million and $6.1 million for the three months ended June 30, 2016 and 2015, respectively, which represents an increase of $521 thousand or 8.51%. Total interest expense was $604 thousand and $724 thousand for the six months ended June 30, 2016 and 2015, respectively, which represents a decrease of $120 thousand or 16.57%. Total interest expense was $297 thousand and $327 thousand for the three months ended June 30, 2016 and 2015, respectively, which represents a decrease of $30 thousand or 9.17%. The decrease in interest expense is attributable to decreases in average balances of and rates paid on outstanding FHLB advances. The redemption of trust preferred debt during the third quarter of 2015 was also a big contributor to the decrease in interest expense year over year.

The net interest margin was 4.16% and 4.07% for the six months ended June 30, 2016 and 2015, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2016 and 2015. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates. This decline will likely occur more rapidly than the decline in cost of funds due to the low level of interest rates currently being paid on interest bearing liabilities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,883	$5,437	$11,592	$10,738
Interest Income - Securities and Other Interest-Earnings Assets	759	684	1,471	1,321
Interest Expense - Deposits	194	182	395	366
Interest Expense - Interest Rate Swap	39	45	80	91
Interest Expense - Other Borrowings	64	100	129	267
Total Net Interest Income	$6,345	$5,794	$12,459	$11,335
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$30	$24	$58	$61
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	119	127	239	252
Total Tax Benefit on Tax-Exempt Interest Income	$149	$151	$297	$313
Add: Interest Expense - Interest Rate Swap (2)	39	—	80	—
Tax-Equivalent Net Interest Income	$6,533	$5,945	$12,836	$11,648
(1) Tax benefit was calculated using the federal statutory tax rate of 34%.

(2) Tax-Equivalent net interest income was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes in 2015.

The tax-equivalent yield on earning assets stayed stable at 4.32% for the six months ended June 30, 2015 and 2016. During that same time, the tax-equivalent yield on securities increased eight basis points from 3.15% to 3.23%. The tax equivalent yield on loans decreased two basis points from 4.65% for the six months ended June 30, 2015 to 4.63% for the same time period in 2016. During that same time, the yield on interest-bearing deposits in other banks increased 26 basis points from 0.21% to 0.47%. The increase in the yield on interest-bearing deposits in other banks and securities was offset by the decrease in the tax-equivalent yield on loans, resulting in a stable yield on earning assets. There were no significant changes in asset mix during the six months ended June 30, 2016.

The average rate on interest bearing liabilities decreased 12 basis points from 0.39% for the six months ended June 30, 2015 to 0.27% for the same time period in 2016. The average rate on interest bearing deposits stayed stable at 0.21% during that same time. The Company borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 32 basis points from 1.62% to 1.30% for the six months ended June 30, 2015 and 2016. The Company redeemed it's trust preferred debt during the third quarter of 2015. The average rate on trust preferred capital notes was 4.39% for the six months ended June 30, 2015.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The provision for loan losses was $79 thousand and $433 thousand for the six months ended June 30, 2016 and 2015, respectively. The provision for loan losses for the six months ended June 30, 2016 is mainly reflective of loan growth offset by decreases in the historic loss estimate component of the general allocation.

Noninterest Income

Total noninterest income for the six months ended June 30, 2016 and 2015 was $3.4 million and $3.3 million, respectively, which represents an increase of $100 thousand or 3.06%. An increase of $94 thousand or 5.72% was recorded when comparing the three months ended June 30, 2016 and 2015. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three and six months ended June 30, 2016 and 2015, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Income from fiduciary activities	$380	$356	$24	7%	$708	$784	$(76)	(10)%
Service charges on deposit accounts	290	307	(17)	(6)%	580	597	(17)	(3)%
Other service charges and fees	992	930	62	7%	1,821	1,686	135	8%
Gain on sale of securities	—	22	(22)	NM	86	96	(10)	NM
Other operating income	76	29	47	162%	178	110	68	62%
Total noninterest income	$1,738	$1,644	$94	6%	$3,373	$3,273	$100	3%

NM - Not Meaningful

Income from fiduciary activities decreased $76 thousand or 9.69% from $784 thousand during the six months ended June 30, 2015 to $708 thousand during the six months ended June 30, 2016. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2015, the Company collected and recognized into income approximately $100 thousand of prior year trust fees from one client, causing an increase in income from fiduciary activities. These particular fees were not accrued during prior years due to questions of collectability from the client. Trust fees for this client are now being accrued and billed on a quarterly basis.

Other service charges and fees increased for the three and six months ended June 30, 2016 when compared to the same period in 2015. The majority of this increase resulted from the increase in fees from ATMs, service release premiums and non-deposit investment sales.

Other operating income increased for the three and six months ended June 30, 2016 when compared to the same period in 2015. The increase in both periods can be attributed almost solely to the adjustment of the interest rate swap derivative contract to fair value. As previously reported, the Company's cash flow hedge was derecognized upon the retirement of the trust preferred capital notes during the third quarter of 2015. As a result, adjustments of the derivative contract to fair value are now recognized through the Consolidated Statements of Income.

Noninterest Expenses

Total noninterest expenses increased $197 thousand or 1.76% from $11.2 million to $11.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2016. Total noninterest expenses decreased $299 thousand or 4.88% for the three months ended June 30, 2015 compared to the same period in 2016. The majority of this decrease results from a $520 thousand one-time expense resulting from the adjustment to the purchase price of land acquired in June 2015. This decrease is partially offset by the hiring of new employees and the expenses related to branching efforts, which has mostly impacted salaries and employee benefits, occupancy expenses, equipment expenses and advertising and marketing expenses.

The efficiency ratio of the Company was 70.67% and 74.85% for the six months ended June 30, 2016 and 2015. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2016 and 2015, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits	$3,313	$3,112	$201	6%	$6,577	$6,107	$470	8%
Occupancy expenses	367	436	(69)	(16)%	775	782	(7)	(1)%
Equipment expenses	355	260	95	37%	665	406	259	64%
Advertising and marketing expenses	185	184	1	1%	347	303	44	15%
Stationary and supplies	51	61	(10)	(16)%	101	112	(11)	(10)%
ATM network fees	259	191	68	36%	436	349	87	25%
Other real estate owned expense	2	14	(12)	(86)%	2	20	(18)	(90)%
Loss on the sale of other real estate owned	47	73	(26)	NM	47	92	(45)	NM
FDIC assessment	99	103	(4)	(4)%	204	211	(7)	(3)%
Computer software expense	131	192	(61)	(32)%	267	413	(146)	(35)%
Bank franchise tax	125	126	(1)	(1)%	251	243	8	3%
Professional fees	281	261	20	8%	509	503	6	1%
Cost to terminate operating lease	—	520	(520)	—%	—	520	(520)	100%
Other operating expenses	617	598	19	3%	1,205	1,128	77	7%
Total noninterest expenses	$5,832	$6,131	$(299)	(5)%	$11,386	$11,189	$197	2%

NM - Not Meaningful

Occupancy expenses decreased $69 thousand or 15.83% during the three months ended June 30, 2016 compared to 2015, despite recent branching efforts in the Loudoun County area. Rental expense has decreased by a net of $40 thousand during the three months ended June 30, 2016 due to the closure of the Round Hill branch, purchase of the Millbrook branch land and the opening of the East Market Street branch which was formerly operating out of a temporarily rented location, all during 2015.

ATM network fees increased for both the three and six months ended June 30, 2016 in comparison to 2015. This increase is due mainly to increased activity from customers which can fluctuate between periods.

Computer software expense decreased during the three and six months ended June 30, 2016 over 2015, despite the increase in number of branches and employees. Fees paid to our core software provider have decreased due to a conscious effort to reduce unused services and renegotiate contract amounts. In addition, depreciation related to computer software has decreased due to the decreased volume of computer software related assets being capitalized in current years related to prior years.

Income Taxes

Income tax expense was $1.2 million and $733 thousand during the six months ended June 30, 2016 and 2015, respectively. Income tax expense was $641 thousand and $209 thousand during the three months ended June 30, 2016 and 2015. The effective tax rate was 28.21% and 24.55% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate increased from the six months ended June 30, 2015 when compared to the same period in 2016 due to income levels and the proportion of tax-exempt income relative to pre-tax income. The difference between the effective tax rate and statutory income tax rate can be primarily attributed to tax-exempt interest earned on certain securities and loans as well as tax credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $102.8 million at June 30, 2016, compared to $105.8 million at December 31, 2015. This represents a decrease of $3.04 million or 2.87%. The Company purchased $12.4 million in securities during the six months ended June 30, 2016. The Company had total maturities, calls, and principal repayments of $12.6 million. There were $4.3 million in sales during the six months ended June 30, 2016. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2016. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2016 and December 31, 2015. The Company had a net unrealized gain on available for sale securities of $3.0 million at June 30, 2016 as compared to a net unrealized gain of $1.5 million at December 31, 2015. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $517.4 million and $495.6 million at June 30, 2016 and December 31, 2015, respectively. This represents an increase of $21.83 million or 4.41% during the six months ended June 30, 2016. The ratio of gross loans to deposits increased only slightly during the six months ended June 30, 2016 from 89.99% at December 31, 2015 to 90.58% at June 30, 2016 due to comparable amounts of loan and deposit growth.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans secured by commercial real estate, and residential and commercial construction loans. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2016 and December 31, 2015.

Residential real estate loans were $229.3 million or 44.32% and $233.6 million or 47.14% of total loans at June 30, 2016 and December 31, 2015, respectively. This represents a decrease of $4.29 million or 1.84% during the six months ended June 30, 2016. Commercial real estate loans were $201.6 million or 38.96% and $175.2 million or 35.35% of total loans at June 30, 2016 and December 31, 2015, respectively. Consumer installment loans were $13.4 million or 2.58% and $13.5 million or 2.73% of total loans at June 30, 2016 and December 31, 2015, respectively. Commercial and industrial loans were $30.3 million or 5.85% and $29.4 million or 5.93% of total loans at June 30, 2016 and December 31, 2015, respectively.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2016 and 2015 and the year ended December 31, 2015. Charged-off loans were $155 thousand and $320 thousand for the six months ended June 30, 2016 and 2015, respectively. Recoveries were $90 thousand and $343 thousand for the six months ended June 30, 2016 and 2015, respectively. This resulted in net (charge-offs) recoveries of $(65) thousand and $23 thousand for the six months ended June 30, 2016 and 2015, respectively. The allowance for loan losses as a percentage of loans was 0.96% at June 30, 2016 and 1.00% at December 31, 2015. The allowance for loan losses was 109.54% of nonperforming assets at June 30, 2016 and 80.46% of nonperforming assets at December 31, 2015. Nonperforming assets decreased by $1.6 million during the six months ended June 30, 2016 due mainly to decreases in nonaccrual loans. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the uncertainty in the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $4.0 million and $5.3 million at June 30, 2016 and December 31, 2015, respectively. The decrease in nonaccrual loans during the six months ended June 30, 2016 was mainly the result of four loan relationships (6 loans) totaling $730 thousand being returned to accrual status in accordance with the Bank's loan policy. Other real estate owned was $524 thousand at June 30, 2016 and $571 thousand at December 31, 2015. The Company held three other real estate assets with an average balance of $175 thousand at June 30, 2016 and $190 thousand at December 31, 2015. The percentage of nonperforming assets to loans and other real estate owned was 0.88% at June 30, 2016 and 1.18% at December 31, 2015, respectively. There were $33 thousand in loans past due 90 days or more and still accruing interest at June 30, 2016. Total loans past due 90 days or more and still accruing interest were $307 thousand at December 31, 2015. Loans past due 30 days or more increased $5.5 million between December 31, 2015 and June 30, 2016. The majority of this increase was due to one large residential real estate loan totaling $4.1 million and is not necessarily indicative of future trends in nonperforming assets. At June 30, 2016, this loan was rated "Pass Monitored" as defined in Note 5 to the Consolidated Financial Statements and had not reached 90 days past due, generally when a loan is placed on nonaccrual status.

During the six months ended June 30, 2016, the Bank placed four loans totaling $632 thousand on nonaccrual status. These loans are secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2016, the Company had $7.8 million in restructured loans with specific allowances totaling $403 thousand. At December 31, 2015, the Company had $7.5 million in restructured loans with specific allowances totaling $427 thousand. At June 30, 2016 and December 31, 2015, total restructured loans performing under the restructured terms and accruing interest were $6.5 million and $6.9 million, respectively. Three loans, totaling $1.2 million, were in nonaccrual status at June 30, 2016. Two loans, totaling $526 thousand, were in nonaccrual status at December 31, 2015.

Deposits

Total deposits were $571.2 million and $550.7 million at June 30, 2016 and December 31, 2015, respectively. This represents an increase of $20.5 million or 3.72% during the six months ended June 30, 2016. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2016 and December 31, 2015.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $11.39 million or 6.12% from $186.1 million at December 31, 2015 to $197.5 million at June 30, 2016. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $12.4 million or 4.54% from $272.2 million at December 31, 2015 to $284.6 million at June 30, 2016. Time deposits decreased $3.24 million or 3.51% from $92.4 million at December 31, 2015 to $89.1 million at June 30, 2016. This is comprised of an increase in time deposits of $250,000 and more of $8.4 million or 70.42% and a decrease in time deposits of less than $250,000 of $11.6 million or 14.47%. Certificates of deposit also included $2.2 million and $12.9 million in brokered certificates of deposit at June 30, 2016 and December 31, 2015, respectively. The Company called $11.0 million in brokered deposits during the first quarter of 2016.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2016 was $81.4 million, reflecting a percentage of total assets of 12.02%, as compared to $78.2 million and 11.97% at December 31, 2015. During the six months ended June 30, 2015 and 2016, the Company declared dividends of $0.40 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at June 30, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital.
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
The Company's Tier 1 common risk-based capital ratio was 15.10% at June 30, 2016 as compared to 15.22% at December 31, 2015. The Company’s Tier 1 risk-based capital ratio was 15.10% at June 30, 2016 as compared to 15.22% at December 31, 2015. The Company’s total risk-based capital ratio was 16.05% at June 30, 2016 as compared to 16.20% at December 31, 2015. The Company’s Tier 1 capital to average total assets ratio was 11.91% at June 30, 2016 as compared to 12.13% at December 31, 2015. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2016, liquid assets totaled $228.3 million as compared to $227.9 million at December 31, 2015. These amounts represent 38.31% and 39.64% of total liabilities at June 30, 2016 and December 31, 2015, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2015 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of August, 2016.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.