Form 10-Q
period 2016-09-30
EAGLE FINANCIAL SERVICES INC
filed 2016-11-14
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 4, 2016 was 3,481,749.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$9,902	$11,082
Interest-bearing deposits with other institutions	9,384	12,139
Federal funds sold	108	—
Total cash and cash equivalents	19,394	23,221
Securities available for sale, at fair value	105,554	105,823
Restricted investments	1,068	1,896
Loans	514,312	495,573
Allowance for loan losses	(4,658)	(4,959)
Net Loans	509,654	490,614
Bank premises and equipment, net	20,278	20,964
Other real estate owned, net of allowance	863	571
Other assets	11,610	10,183
Total assets	$668,421	$653,272
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$203,626	$186,133
Savings and interest bearing demand deposits	288,535	272,214
Time deposits	88,862	92,371
Total deposits	$581,023	$550,718
Federal Home Loan Bank advances	—	20,000
Other liabilities	6,691	4,333
Total liabilities	$587,714	$575,051

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2016, 3,486,425 including 19,901 shares of unvested restricted stock; issued and outstanding 2015, 3,517,648 including 14,401 shares of unvested restricted stock	8,666	8,758
Surplus	12,951	13,730
Retained earnings	57,125	54,682
Accumulated other comprehensive income	1,965	1,051
Total shareholders’ equity	$80,707	$78,221
Total liabilities and shareholders’ equity	$668,421	$653,272
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and Dividend Income
Interest and fees on loans	$5,658	$5,540	$17,250	$16,278
Interest and dividends on securities available for sale:
Taxable interest income	354	437	1,276	1,219
Interest income exempt from federal income taxes	230	244	695	733
Dividends	22	42	68	75
Interest on deposits with other institutions	15	2	53	19
Total interest and dividend income	$6,279	$6,265	$19,342	$18,324
Interest Expense
Interest on deposits	196	185	591	551
Interest on federal funds purchased and securities sold under agreements to repurchase	1	9	1	10
Interest on Federal Home Loan Bank advances	7	69	136	269
Interest on trust preferred capital notes	—	12	—	78
Interest on interest rate swap	38	46	118	137
Total interest expense	$242	$321	$846	$1,045
Net interest income	$6,037	$5,944	$18,496	$17,279
(Recovery of) Provision For Loan Losses	(125)	(410)	(46)	23
Net interest income after (recovery of) provision for loan losses	$6,162	$6,354	$18,542	$17,256
Noninterest Income
Income from fiduciary activities	$315	$319	$1,023	$1,103
Service charges on deposit accounts	321	329	901	926
Other service charges and fees	999	919	2,820	2,605
Gain on sale of securities	8	20	94	116
Gain on redemption of trust preferred capital notes	—	2,424	—	2,424
Other operating income (loss)	44	(181)	222	(71)
Total noninterest income	$1,687	$3,830	$5,060	$7,103
Noninterest Expenses
Salaries and employee benefits	$3,251	$3,090	$9,828	$9,197
Occupancy expenses	356	394	1,131	1,176
Equipment expenses	361	312	1,026	718
Advertising and marketing expenses	151	155	498	458
Stationery and supplies	68	67	169	179
ATM network fees	242	246	678	595
Other real estate owned expense	50	63	52	83
(Gain) loss on valuation adjustments and sales of other real estate owned	(12)	(11)	35	81
FDIC assessment	103	108	307	319
Computer software expense	180	134	447	547
Bank franchise tax	125	131	376	374
Professional fees	266	211	775	714
Cost to terminate operating lease	—	—	—	520
Other operating expenses	730	618	1,935	1,746
Total noninterest expenses	$5,871	$5,518	$17,257	$16,707
Income before income taxes	$1,978	$4,666	$6,345	$7,652
Income Tax Expense	548	1,377	1,780	2,110
Net income	$1,430	$3,289	$4,565	$5,542
Earnings Per Share
Net income per common share, basic	$0.40	$0.94	$1.29	$1.59
Net income per common share, diluted	$0.40	$0.94	$1.29	$1.59
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$1,430	$3,289	$4,565	$5,542
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, net of deferred income tax of ($40) and $259 for the three months ended, respectively and $471 and ($58) for the nine months ended, respectively	(79)	503	914	(112)
Change in fair value of interest rate swap, net of deferred income tax of $0 and $81 for the three months ended, respectively and $0 and $99 for the nine months ended, respectively	—	156	—	190
Total other comprehensive (loss) income	(79)	659	914	78
Total comprehensive income	$1,351	$3,948	$5,479	$5,620
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	$8,621	$12,618	$50,578	$1,315	$73,132
Net income			5,542		5,542
Other comprehensive income				78	78
Vesting of restricted stock awards, stock incentive plan (9,363 shares)	23	(23)			—
Income tax benefit on vesting of restricted stock		4			4
Stock-based compensation expense		227			227
Issuance of common stock, dividend investment plan (24,439 shares)	61	490			551
Issuance of common stock, employee benefit plan (7,114 shares)	18	148			166
Dividends declared ($0.60 per share)			(2,091)		(2,091)
Balance, September 30, 2015	$8,723	$13,464	$54,029	$1,393	$77,609

Balance, December 31, 2015	$8,758	$13,730	$54,682	$1,051	78,221
Net income			4,565		4,565
Other comprehensive income				914	914
Vesting of restricted stock awards, stock incentive plan (8,196 shares)	20	(20)			—
Stock-based compensation expense		220			220
Issuance of common stock, dividend investment plan (21,765 shares)	55	444			499
Issuance of common stock, employee benefit plan (2,420 shares)	6	52			58
Retirement of common stock (69,104 shares)	(173)	(1,475)			(1,648)
Dividends declared ($0.60 per share)			(2,122)		(2,122)
Balance, September 30, 2016	$8,666	$12,951	$57,125	$1,965	$80,707
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$4,565	$5,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	698	619
Amortization of intangible and other assets	137	154
(Recovery of) provision for loan losses	(46)	23
Provision for other real estate owned	—	53
Loss on valuation adjustments and sales of other real estate owned	35	81
Loss (gain) on the sale and disposal of premises and equipment	10	(5)
Loss on the sale of repossessed assets	1	—
(Gain) on the sale of securities	(94)	(116)
(Gain) on the redemption of trust preferred capital notes	—	(2,424)
Loss on derecognition of cash flow hedge	—	237
Fair value adjustment on derivative contract	(113)	(30)
Stock-based compensation expense	220	227
Premium amortization on securities, net	287	191
Changes in assets and liabilities:
(Decrease) increase in other assets	(1,922)	437
Increase in other liabilities	2,358	6
Net cash provided by operating activities	$6,136	$4,995
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$20,324	$10,641
Proceeds from the sale of securities available for sale	6,338	3,424
Purchases of securities available for sale	(25,201)	(21,327)
Proceeds from the sale of restricted investments	850	900
Purchases of restricted investments	(22)	(413)
Purchases of bank premises and equipment	(132)	(2,528)
Proceeds from the sale of other real estate owned	488	856
Proceeds from the sale of bank premises and equipment	—	5
Proceeds from the sale of repossessed assets	1	10
Net (increase) in loans	(19,701)	(22,074)
Net cash (used in) investing activities	$(17,055)	$(30,506)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$33,814	$23,483
Net (decrease) increase in time deposits	(3,509)	572
Net (decrease) in Federal Home Loan Bank advances	(20,000)	(10,000)
Redemption of trust preferred capital notes	—	(4,793)
Issuance of common stock, employee benefit plan	58	166
Retirement of common stock	(1,648)	—
Cash dividends paid	(1,623)	(1,540)
Net cash provided by financing activities	$7,092	$7,888

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Nine Months Ended
	September 30,
	2016	2015
(Decrease) in cash and cash equivalents	$(3,827)	$(17,623)
Cash and Cash Equivalents
Beginning	23,221	34,564
Ending	$19,394	$16,941
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$869	$1,141
Income taxes	$—	$583
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$1,385	$(170)
Change in fair value of interest rate swap	$—	$52
Other real estate and repossessed assets acquired in settlement of loans	$707	$739
Issuance of common stock, dividend investment plan	$499	$551

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2016
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2016 and December 31, 2015, the results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. The Company recognizes compensation expense over the restricted period. As of September 30, 2016, there was $134 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents Restricted Stock activity for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	14,401	$22.98	15,151	$22.27
Granted	14,650	23.07	14,650	23.85
Vested	(8,196)	22.86	(9,363)	21.80
Forfeited	(954)	23.00	(1,037)	23.50
Nonvested, end of period	19,901	23.09	19,401	23.63

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2016 and 2015 and the effect on the weighted average number of shares of dilutive potential common stock. During 2016 and 2015, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,527,725	3,503,412	3,532,893	3,489,388
Effect of dilutive common stock	—	—	—	—
Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,527,725	3,503,412	3,532,893	3,489,388

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2016 and December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$29,414	$1,006	$(1)	$30,419
Mortgage-backed securities	30,870	629	(10)	31,489
Obligations of states and political subdivisions	42,350	1,325	(29)	43,646
	$102,634	$2,960	$(40)	$105,554
	December 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$37,348	$475	$(158)	$37,665
Mortgage-backed securities	28,858	293	(220)	28,931
Obligations of states and political subdivisions	38,082	1,169	(24)	39,227
	$104,288	$1,937	$(402)	$105,823

During the nine months ended September 30, 2016, the Company received proceeds of $6.3 million on sales of available for sale securities for a gross gain of $94 thousand. There were no losses on the sale of available for sale securities during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company sold $3.4 million of available for sale securities for a gross gain of $116 thousand. There were no losses on the sale of available for sale securities during the nine months ended September 30, 2015.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2016 and December 31, 2015 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$999	$1	$—	$—	$999	$1
Mortgage-backed securities	3,154	10	—	—	3,154	10
Obligations of states and political subdivisions	4,084	29	—	—	4,084	29
	$8,237	$40	$—	$—	$8,237	$40
	December 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,296	$143	$1,985	$15	$23,281	$158
Mortgage-backed securities	18,563	194	1,105	26	19,668	220
Obligations of states and political subdivisions	3,414	22	497	2	3,911	24
	$43,273	$359	$3,587	$43	$46,860	$402

Gross unrealized losses on available for sale securities included thirteen (13) and forty-five (45) debt securities at September 30, 2016 and December 31, 2015, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2016 and December 31, 2015 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses were deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also a contributing factor to the unrealized losses on these securities at September 30, 2016 and December 31, 2015. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $3.0 million at September 30, 2016 were pledged for various purposes required by law.

The composition of restricted investments at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	584	1,412
Community Bankers’ Bank Stock	140	140
	$1,068	$1,896

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2016 and 2015 and the year ended December 31, 2015 were as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2016	2015	2015
		(in thousands)
Balance, beginning	$4,959	$5,080	$5,080
(Recovery of) provision for loan losses	(46)	(227)	23
Recoveries added to the allowance	217	562	499
Loan losses charged to the allowance	(472)	(456)	(438)
Balance, ending	$4,658	$4,959	$5,164

Nonaccrual and past due loans by class at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$455	$—	$300	$755	$29,419	$30,174	$300	$375
Commercial Real Estate:
Owner Occupied	94	760	—	854	111,705	112,559	—	1,017
Non-owner occupied	334	—	—	334	87,655	87,989	—	949
Construction and Farmland:
Residential	50	—	—	50	6,668	6,718	—	—
Commercial	—	—	—	—	31,885	31,885	—	—
Consumer:
Installment	18	—	7	25	13,439	13,464	—	12
Residential:
Equity Lines	—	—	—	—	30,302	30,302	—	137
Single family	569	—	4,437	5,006	190,647	195,653	—	4,815
Multifamily	—	—	—	—	3,625	3,625	—	—
All Other Loans	—	—	—	—	1,943	1,943	—	—
Total	$1,520	$760	$4,744	$7,024	$507,288	$514,312	$300	$7,305

	December 31, 2015
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$1	$—	$—	$1	$29,365	$29,366	$—	$475
Commercial Real Estate:
Owner Occupied	623	142	—	765	108,942	109,707	—	1,614
Non-owner occupied	—	55	746	801	64,664	65,465	—	948
Construction and Farmland:
Residential	50	—	—	50	8,509	8,559	—	—
Commercial	356	72	—	428	32,582	33,010	—	310
Consumer:
Installment	43	3	—	46	13,484	13,530	—	—
Residential:
Equity Lines	175	—	—	175	34,246	34,421	—	276
Single family	2,123	209	1,296	3,628	191,602	195,230	307	1,662
Multifamily	—	—	—	—	3,975	3,975	—	—
All Other Loans	—	—	—	—	2,310	2,310	—	—
Total	$3,371	$481	$2,042	$5,894	$489,679	$495,573	$307	$5,285

Allowance for loan losses by segment at September 30, 2016 and December 31, 2015 were as follows:

	As of and for the Nine Months Ended
	September 30, 2016
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Charge-Offs	—	(424)	—	—	(16)	(32)	—	(472)
Recoveries	44	114	7	9	39	4	—	217
(Recovery of) provision for loan losses	(265)	45	250	(1)	(51)	(17)	(7)	(46)
Ending balance	$554	$2,057	$1,525	$219	$81	$8	$214	$4,658
Ending balance: Individually evaluated for impairment	$—	$348	$162	$7	$—	$—	$—	$517
Ending balance: collectively evaluated for impairment	$554	$1,709	$1,363	$212	$81	$8	$214	$4,141
Loans:
Ending balance	$38,603	$229,580	$200,548	$30,174	$13,464	$1,943	$—	$514,312
Ending balance individually evaluated for impairment	$1,338	$9,424	$3,911	$1,187	$—	$—	$—	$15,860
Ending balance collectively evaluated for impairment	$37,265	$220,156	$196,637	$28,987	$13,464	$1,943	$—	$498,452

	As of and for the Twelve Months Ended
	December 31, 2015
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Charge-Offs	(166)	(152)	(47)	—	(66)	(25)	—	(456)
Recoveries	75	142	115	181	33	16	—	562
(Recovery of) provision for loan losses	(85)	355	(147)	(434)	39	20	25	(227)
Ending balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Ending balance: Individually evaluated for impairment	$10	$423	$141	$2	$—	$—	$—	$576
Ending balance: collectively evaluated for impairment	$765	$1,899	$1,127	$209	$109	$53	$221	$4,383
Loans:
Ending balance	$41,569	$233,626	$175,172	$29,366	$13,530	$2,310	$—	$495,573
Ending balance individually evaluated for impairment	$1,392	$7,209	$4,555	$847	$—	$—	$—	$14,003
Ending balance collectively evaluated for impairment	$40,177	$226,417	$170,617	$28,519	$13,530	$2,310	$—	$481,570

Impaired loans by class as of and for the periods ended September 30, 2016 and December 31, 2015 were as follows:

	As of and for the Nine Months Ended
	September 30, 2016
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$639	$603	$—	$635	$30
Commercial Real Estate:
Owner Occupied	1,502	1,359	—	1,378	11
Non-owner occupied	1,200	1,085	—	1,098	13
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,338	1,341	—	1,366	57
Residential:
Equity lines	—	—	—	—	—
Single family	7,399	7,299	—	7,373	150
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$12,078	$11,687	$—	$11,850	$261
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$596	$589	$7	$626	$17
Commercial Real Estate:
Owner Occupied	204	204	37	206	7
Non-owner occupied	1,264	1,268	125	1,280	48
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Residential:
Equity lines	460	120	61	123	—
Single family	2,055	2,015	287	2,034	61
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,579	$4,196	$517	$4,269	$133
Total:
Commercial	$1,235	$1,192	$7	$1,261	$47
Commercial Real Estate	4,170	3,916	162	3,962	79
Construction and Farmland	1,338	1,341	—	1,366	57
Residential	9,914	9,434	348	9,530	211
Other	—	—	—	—	—
Total	$16,657	$15,883	$517	$16,119	$394
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

The average recorded investment for impaired loans for the three months ended September 30, 2016 was $16.0 million. The interest income recognized on impaired loans for the three months ended September 30, 2016 was $113 thousand.

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

Credit quality information by class at September 30, 2016 and December 31, 2015 was as follows:

	As of
	September 30, 2016
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,582	$3,501	$181	$910	$—	$—	$30,174
Commercial Real Estate:
Owner Occupied	95,555	13,588	1,646	1,333	437	—	112,559
Non-owner occupied	52,103	34,556	—	1,330	—	—	87,989
Construction and Farmland:
Residential	6,668	50	—	—	—	—	6,718
Commercial	24,942	6,591	—	352	—	—	31,885
Residential:
Equity Lines	29,700	465	—	17	120	—	30,302
Single family	177,110	10,630	597	7,165	151	—	195,653
Multifamily	3,625	—	—	—	—	—	3,625
All other loans	1,943	—	—	—	—	—	1,943
Total	$417,228	$69,381	$2,424	$11,107	$708	$—	$500,848

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,439	$25

	As of
	December 31, 2015
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,375	$3,175	$335	$364	$117	$—	$29,366
Commercial Real Estate:
Owner Occupied	90,230	12,553	4,521	1,416	987	—	109,707
Non-owner occupied	42,988	21,072	—	1,405	—	—	65,465
Construction and Farm land:
Residential	8,559	—	—	—	—	—	8,559
Commercial	20,391	10,886	1,395	338	—	—	33,010
Residential:
Equity Lines	30,267	3,878	—	145	131	—	34,421
Single family	170,168	19,086	950	4,600	426	—	195,230
Multifamily	3,975	—	—	—	—	—	3,975
All other loans	2,265	45	—	—	—	—	2,310
Total	$394,218	$70,695	$7,201	$8,268	$1,661	$—	$482,043

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,484	$46

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

There were twenty-seven (27) troubled debt restructured loans totaling $7.7 million at September 30, 2016. At December 31, 2015, there were twenty-four (24) troubled debt restructured loans totaling $7.5 million. Five loans, totaling $1.3 million, were in nonaccrual status at September 30, 2016. Two loans, totaling $526 thousand, were in nonaccrual status at December 31, 2015. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2016 or December 31, 2015.

The following tables and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and nine months ended September 30, 2016 and September 30, 2015:

		Three Months Ended
		September 30, 2016
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	2	$160	$129
	2	$160	$129

		Three Months Ended
		September 30, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	1	$169	$169
	1	$169	$169

		Nine Months Ended
		September 30, 2016
		(dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate
Non-owner Occupied	1	$736	$736
Residential:
Single family	3	256	225
Total	4	$992	$961

		Nine Months Ended
		September 30, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	2	$688	$688
Total	2	$688	$688

During the three months ended September 30, 2016, there were two loans restructured by granting concessions to borrowers experiencing financial difficulties. Two residential loans were modified by reducing the payments to be affordable for the borrower.

During the nine months ended September 30, 2016, the Company restructured two additional loans by granting concessions to borrowers experiencing financial difficulties. One residential loan and one commercial real estate loan was modified by extending the amortization period and reducing the interest rate.

During the three months ended September 30, 2015, the Company restructured one loan by granting concessions to borrowers experiencing financial difficulties. One residential loan was modified by changing the amortization period.

During the nine months ended September 30, 2015, the Company restructured one additional residential loan by changing the amortization period and interest rate in order to reduce the monthly payments.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	Nine Months Ended
	September 30, 2016
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$74
Total	1	$74

	Nine Months Ended
	September 30, 2015
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$73
Residential:
Equity lines	1	62
Total	2	$135

There were no payment defaults for loans modified as TDRs within the previous 12 months for the three months ended September 30, 2016 and 2015.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Noninterest bearing demand deposits	$203,626	$186,133
Savings and interest bearing demand deposits:
NOW accounts	$78,605	$86,199
Money market accounts	119,313	105,560
Regular savings accounts	90,617	80,455
	$288,535	$272,214
Time deposits:
Balances of less than $250,000	$67,942	$80,444
Balances of $250,000 and more	20,920	11,927
	$88,862	$92,371
	$581,023	$550,718

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

Net periodic benefit costs of the postretirement benefit plan for the three months ended September 30, 2016 and 2015 were $(1) thousand and zero, respectively. Net periodic benefit costs of the postretirement benefit plan for the nine months ended September 30, 2016 and 2015 were $(2) thousand and $(1) thousand, respectively.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

		Fair Value Measurements at
		September 30, 2016
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$30,419	$—	$30,419	$—
Mortgage-backed securities	31,489	—	31,489	—
Obligations of states and political subdivisions	43,646	—	43,024	622
Total assets at fair value	$105,554	$—	$104,932	$622
Liabilities:
Interest rate swap	$36	—	$36	—
Total liabilities at fair value	$36	$—	$36	$—

		Fair Value Measurements at
		December 31, 2015
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,665	$—	$37,665	$—
Mortgage-backed securities	28,931	—	28,931	—
Obligations of states and political subdivisions	39,227	—	38,543	684
Total assets at fair value	$105,823	$—	$105,139	$684
Liabilities:
Interest rate swap	$149	—	$149	—
Total liabilities at fair value	$149	$—	$149	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015:

	Quantitative information about Level 3 Fair Value Measurements for
	September 30, 2016
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 8%	5%
Other real estate owned	Discounted appraised value	Selling cost	2% - 6%	5%

	December 31, 2015
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	3% - 8%	5%
Other real estate owned	Discounted appraised value	Selling cost	2% - 6%	5%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015:

		Fair Value at
		September 30, 2016
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,669	$—	$—	$3,669
Nonfinancial Assets:
Other real estate owned	863	—	—	863
		Fair Value at
		December 31, 2015
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,099	$—	$—	$5,099
Nonfinancial Assets:
Other real estate owned	571	—	—	571

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

The carrying value and fair value of the Company’s financial instruments at September 30, 2016 and December 31, 2015 were as follows:

	Fair Value Measurements at
	September 30, 2016
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)	September 30, 2016
	(in thousands)
Financial Assets:
Cash and short-term investments	$19,394	$19,394	$—	$—	$19,394
Securities	105,554	—	104,932	622	105,554
Restricted Investments	1,068	—	1,068	—	1,068
Loans, net	509,654	—	—	513,783	513,783
Bank owned life insurance	618	—	618	—	618
Accrued interest receivable	1,696	—	1,696	—	1,696

Financial Liabilities:
Deposits	$581,023	$—	$580,943	$—	$580,943
Accrued interest payable	43	—	43	—	43
Interest rate swap contract	36	—	36	—	36

	Fair Value Measurements at
	December 31, 2015
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
	(in thousands)
Financial assets:
Cash and short-term investments	$23,221	$23,221	$—	$—	$23,221
Securities	105,823	—	105,139	684	105,823
Restricted Investments	1,896	—	1,896	—	1,896
Loans, net	490,614	—	—	493,804	493,804
Bank owned life insurance	632	—	632	—	632
Accrued interest receivable	1,739	—	1,739	—	1,739

Financial liabilities:
Deposits	$550,718	$—	$550,509	$—	$550,509
Federal Home Loan Bank advances	20,000	—	19,992	—	19,992
Accrued interest payable	66	—	66	—	66
Interest rate swap contract	149	—	149	—	149

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
On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7.0 million and has an expiration date of December 1, 2016. Under the terms of the agreement, the Company pays interest quarterly at a fixed rate of 2.85% and receives interest quarterly at a variable rate of three month LIBOR. The variable rate resets on each interest payment date. This agreement was designated as a cash-flow hedge at inception of the contract until the redemption of the trust preferred capital notes on July 29, 2015. As a result of the redemption, the derivative contract is no longer classified as a cash flow hedge and is currently recorded in the balance sheet at its fair value with changes in fair value recorded in Other operating income (loss) in the Consolidated Statements of Income. The balance of the interest rate swap liability was $237 thousand at the time of the redemption of the Company's trust preferred debt on July 29, 2015. The total amount recorded in accumulated other comprehensive income at that date was reclassified to earnings due to the derecognition of the cash flow hedge.

The following table summarizes the fair value of derivative instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$36	Other Liabilities	$149

The following tables present the effect of the derivative instrument on the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015:

Derivatives not designated as hedging instruments under GAAP	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2016	2015
		(dollars in thousands)
Interest rate swap contracts	Other operating income (loss)	$42	$30

Derivatives not designated as hedging instruments under GAAP	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2016	2015
		(dollars in thousands)
Interest rate swap contracts	Other operating income (loss)	$113	$30

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

Changes to accumulated other comprehensive income by component are shown in the following tables for the periods indicated:

	Three Months Ended
	September 30,
	2016				2015
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
July 1	$2,005	$—	$39	$2,044	$851	$(156)	$39	$734
Other comprehensive (loss) income before reclassifications	(111)	—	—	(111)	782	—	—	782
Reclassification adjustments	(8)	—	—	(8)	(20)	237	—	217
Tax effect of current period changes	40	—	—	40	(259)	(81)	—	(340)
Current period changes net of taxes	(79)	—	—	(79)	503	156	—	659
September 30	$1,926	$—	$39	$1,965	$1,354	$—	$39	$1,393

	Nine Months Ended
	September 30,
	2016				2015
	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$1,012	$—	$39	$1,051	$1,466	$(190)	$39	$1,315
Other comprehensive income (loss) before reclassifications	1,479	—	—	1,479	(54)	52	—	(2)
Reclassification adjustments	(94)	—	—	(94)	(116)	237	—	121
Tax effect of current period changes	(471)	—	—	(471)	58	(99)	—	(41)
Current period changes net of taxes	914	—	—	914	(112)	190	—	78
September 30	$1,926	$—	$39	$1,965	$1,354	$—	$39	$1,393

For the three and nine months ended September 30, 2016, $8 thousand and $94 thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $3 thousand and $32 thousand, respectively, for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, $20 thousand and $116 thousand, respectively, was reclassified out of comprehensive income and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $7 thousand and $39 thousand, respectively, for the three and nine months ended September 30, 2015. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

For the three and nine months ended September 30, 2015, $237 thousand was reclassified out of accumulated other comprehensive income related to the Company's derecognition of it's cash flow hedge. This loss was recorded in Other operating income (loss) in the Consolidated Statements of Income. Tax related to this reclassification was $81 thousand and was included in Income Tax Expense in the Consolidated Statements of Income. There were no reclassifications related to cash flow hedges during the three and nine months ended September 30, 2016.

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

During March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

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

During August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

NOTE 14. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the nine months ended September 30, 2016 and 2015 and the year ended December 31, 2015:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2016	2015	2015
	(in thousands)
Balance, beginning	$571	$2,102	$2,102
Net loans transferred to OREO	701	867	736
Sales	(409)	(2,110)	(937)
Valuation adjustments	—	(288)	(53)
Balance, ending	$863	$571	$1,848

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2016 and December 31, 2015 were as follows:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Construction and Farmland	$162	$806
Residential Real Estate	701	—
Commercial Real Estate	—	—
Subtotal	$863	$806
Less valuation allowance	—	235
Total	$863	$571

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at September 30, 2016 and no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at December 31, 2015.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At September 30, 2016, the Company had total assets of $668.4 million, net loans of $509.7 million, total deposits of $581.0 million, and shareholders’ equity of $80.7 million. The Company’s net income was $4.6 million for the nine months ended September 30, 2016.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2016 was $4.6 million, a decrease of $977 thousand or 17.63% as compared to net income for the nine months ended September 30, 2015 of $5.5 million. Earnings per share, basic and diluted, were $1.29 and $1.59 for the nine months ended September 30, 2016 and 2015, respectively. Net income during the third quarter of 2016 was $1.4 million, a decrease of $1.9 million or 56.52% as compared to net income during the third quarter of 2015 of $3.3 million. Earnings per share, basic and diluted were $0.40 and $0.94 for the third quarter of 2016 and 2015, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2016 and 2015 was 0.92% and 1.19%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2016 and 2015 was 7.63% and 9.95%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $18.5 million and $17.3 million for the nine months ended September 30, 2016 and 2015, respectively, which represents an increase of $1.2 million or 7.04%. Net interest income was $6.0 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively, which represents an increase of $93 thousand or 1.56%. Increases in net interest income were primarily driven by loan growth and partially offset by decreases in yields. Average interest earning assets increased $29.6 million from the three months ended September 30, 2015 when compared to the three months ended September 30, 2016 while the average yield decreased by 19 basis points over that same period. Average interest earning assets increased $39.3 million when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2016 while the average yield decreased by eight basis points over that same period.

Total interest income was $19.3 million and $18.3 million for the nine months ended September 30, 2016 and 2015, respectively, which represents an increase of $1.0 million or 5.56%. Total interest income was $6.3 million for the three months ended September 30, 2016 and 2015. Total interest expense was $846 thousand and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively, which represents a decrease of $199 thousand or 19.04%. Total interest expense was $242 thousand and $321 thousand for the three months ended September 30, 2016 and 2015, respectively, which represents a decrease of $79 thousand or 24.61%. The decrease in interest expense is attributable to decreases in average balances off federal funds purchased and FHLB advances. The redemption of trust preferred debt during the third quarter of 2015 was also a big contributor to the decrease in interest expense year over year.

The net interest margin was 4.09% for the nine months ended September 30, 2016 and 2015. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2016 and 2015. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some decline as higher yielding assets are repriced or replaced at lower current market rates. More decline is likely occur in the net interest margin than in the cost of funds due to the low level of interest rates currently being paid on interest bearing liabilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,658	$5,540	$17,250	$16,278
Interest Income - Securities and Other Interest-Earnings Assets	621	725	2,092	2,046
Interest Expense - Deposits	196	185	591	551
Interest Expense - Interest Rate Swap	38	46	118	137
Interest Expense - Other Borrowings	8	90	137	357
Total Net Interest Income	$6,037	$5,944	$18,496	$17,279
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$28	$29	$86	$90
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	119	126	358	378
Total Tax Benefit on Tax-Exempt Interest Income	$147	$155	$444	$468
Add: Interest Expense - Interest Rate Swap (2)	38	30	118	30
Tax-Equivalent Net Interest Income	$6,222	$6,129	$19,058	$17,777
(1) Tax benefit was calculated using the federal statutory tax rate of 34%.

(2) Tax-Equivalent net interest income was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes in 2015.

The tax-equivalent yield on earning assets decreased from 4.33% to 4.25% for the nine months ended September 30, 2015 and 2016, respectively. During that same time, the tax-equivalent yield on securities decreased 20 basis points from 3.27% to 3.07%. The tax equivalent yield on loans decreased five basis points from 4.61% for the nine months ended September 30, 2015 to 4.56% for the same time period in 2016. During that same time, the yield on interest-bearing deposits in other banks increased 26 basis points from 0.21% to 0.47%. The decrease in the tax-equivalent yield on loans and securities was the main driver behind the decrease in tax-equivalent yield on earning assets. There were no significant changes in asset mix during the nine months ended September 30, 2016.

The average rate on interest bearing liabilities decreased 12 basis points from 0.37% for the nine months ended September 30, 2015 to 0.25% for the same time period in 2016. The average rate on interest bearing deposits stayed stable at 0.21% during that same time. The Company borrows from the FHLB in the form of short and long term advances. The average rate on FHLB advances decreased 12 basis points from 1.41% to 1.29% for the nine months ended September 30, 2015 and 2016. The Company redeemed its trust preferred debt during the third quarter of 2015. The average rate on trust preferred capital notes was 6.36% for the nine months ended September 30, 2015.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs, and the estimated amount of potential losses within the loan portfolio. The (recovery of) provision for loan losses was $(46) thousand and $23 thousand for the nine months ended September 30, 2016 and 2015, respectively. The (recovery of) loan losses for the nine months ended September 30, 2016 is mainly reflective of the decline in the historic loss estimate component of the general allocation.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2016 and 2015 was $5.1 million and $7.1 million, respectively, which represents a decrease of $2.0 million or 28.76%. A decrease of $2.1 million or 55.95% was reflected when comparing the three months ended September 30, 2016 and 2015. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three and nine months ended September 30, 2016 and 2015, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Income from fiduciary activities	$315	$319	$(4)	(1)%	$1,023	$1,103	$(80)	(7)%
Service charges on deposit accounts	321	329	(8)	(2)%	901	926	(25)	(3)%
Other service charges and fees	999	919	80	9%	2,820	2,605	215	8%
Gain on sale of securities	8	20	(12)	NM	94	116	(22)	NM
Gain on redemption of trust preferred capital notes	—	2,424	(2,424)	NM	—	2,424	(2,424)	NM
Other operating income	44	(181)	225	(124)%	222	(71)	293	(413)%
Total noninterest income	$1,687	$3,830	$(2,143)	(56)%	$5,060	$7,103	$(2,043)	(29)%

NM - Not Meaningful

Income from fiduciary activities decreased $80 thousand or 7.25% from $1.1 million during the nine months ended September 30, 2015 to $1.0 million during the nine months ended September 30, 2016. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. During the first quarter of 2015, the Company collected and recognized into income approximately $100 thousand of prior year trust fees from one client, causing an increase in income from fiduciary activities. These particular fees were not accrued during prior years due to questions of collectability from the client. Trust fees for this client are now being accrued and billed on a quarterly basis.

Other service charges and fees increased for the three and nine months ended September 30, 2016 when compared to the same period in 2015. The majority of this increase resulted from the increase in fees from ATMs, service release premiums and non-deposit investment sales.

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

Other operating income increased for the three and nine months ended September 30, 2016 when compared to the same period in 2015. The increase in both periods can be attributed almost solely to the adjustment of the interest rate swap derivative contract to fair value. As previously reported, the Company's cash flow hedge was derecognized upon the retirement of the trust preferred capital notes during the third quarter of 2015. As a result, adjustments of the derivative contract to fair value are now recognized through Other operating income (loss) in the Consolidated Statements of Income.

Noninterest Expenses

Total noninterest expenses increased $550 thousand or 3.29% from $16.7 million to $17.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016. Total noninterest expenses increased $353 thousand or 6.40% for the three months ended September 30, 2015 compared to the same period in 2016. The increase is largely due to the hiring of new employees and the expenses related to branching efforts, which has impacted salaries and employee benefits, occupancy expenses, equipment expenses and advertising and marketing expenses. This increase is partially offset by a $520 thousand one-time expense resulting from the adjustment to the purchase price of land acquired in June 2015.

The efficiency ratio of the Company was 72.01% and 72.26% for the nine months ended September 30, 2016 and 2015. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2016 and 2015, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits	$3,251	$3,090	$161	5%	$9,828	$9,197	$631	7%
Occupancy expenses	356	394	(38)	(10)%	1,131	1,176	(45)	(4)%
Equipment expenses	361	312	49	16%	1,026	718	308	43%
Advertising and marketing expenses	151	155	(4)	(3)%	498	458	40	9%
Stationary and supplies	68	67	1	1%	169	179	(10)	(6)%
ATM network fees	242	246	(4)	(2)%	678	595	83	14%
Other real estate owned expense	50	63	(13)	(21)%	52	83	(31)	(37)%
(Gain) loss on valuation adjustments and sales of other real estate owned	(12)	(11)	(1)	NM	35	81	(46)	NM
FDIC assessment	103	108	(5)	(5)%	307	319	(12)	(4)%
Computer software expense	180	134	46	34%	447	547	(100)	(18)%
Bank franchise tax	125	131	(6)	(5)%	376	374	2	1%
Professional fees	266	211	55	26%	775	714	61	9%
Cost to terminate operating lease	—	—	—	—%	—	520	(520)	100%
Other operating expenses	730	618	112	18%	1,935	1,746	189	11%
Total noninterest expenses	$5,871	$5,518	$353	6%	$17,257	$16,707	$550	3%

NM - Not Meaningful

Occupancy expenses decreased $38 thousand or 9.64% during the three months ended September 30, 2016 compared to 2015, despite recent branching efforts in the Loudoun County area. Rental expense has decreased by a net of $40 thousand during the three months ended September 30, 2016 due to the closure of the Round Hill branch, purchase of the Millbrook branch land and the opening of the East Market Street branch which was formerly operating out of a temporarily rented location, all during 2015.

Equipment expenses increased during the nine months ended September 30, 2016 over 2015 due to several factors. Growth in branches, employees and customer base have caused equipment expenses to increase. In addition, increased regulations to financial institutions have caused a need to incur additional equipment expenses to remain compliant.

ATM network fees increased for the nine months ended September 30, 2016 in comparison to 2015. This increase is due mainly to increased activity from customers which can fluctuate between periods.

Computer software expense decreased during the nine months ended September 30, 2016 over 2015, despite the increase in number of branches and employees. Fees paid to our core software provider have decreased due to a conscious effort to reduce unused services and renegotiate contract amounts. In addition, depreciation related to computer software has decreased due to the decreased volume of computer software related assets being capitalized in current years related to prior years.

Professional fees during the three months ended September 30, 2016 have increased over the same period in 2015. Approximately $40 thousand in professional fees were paid during the third quarter of 2016 in order to assist in locating the most qualified replacement for the Senior Loan Officer position.

Other operating expenses increased for the three and nine months ended September 30, 2016 over 2015. This increase results mostly from the $136 thousand penalty assess when the Company prepaid its $20.0 million Federal Home Loan Bank advance in July 2016.

Income Taxes

Income tax expense was $1.8 million and $2.1 million during the nine months ended September 30, 2016 and 2015, respectively. Income tax expense was $548 thousand and $1.4 million during the three months ended September 30, 2016 and 2015. The effective tax rate was 28.05% and 27.57% for the nine months ended September 30, 2016 and 2015, respectively.

FINANCIAL CONDITION

Securities

Total securities available for sale were $105.6 million at September 30, 2016, compared to $105.8 million at December 31, 2015. This represents a decrease of $269 thousand or 0.25%. The Company purchased $25.2 million in securities during the nine months ended September 30, 2016. The Company had total maturities, calls, and principal repayments of $20.3 million. There were $6.3 million in sales during the nine months ended September 30, 2016. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2016. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2016 and December 31, 2015. The Company had a net unrealized gain on available for sale securities of $2.9 million at September 30, 2016 as compared to a net unrealized gain of $1.5 million at December 31, 2015. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $514.3 million and $495.6 million at September 30, 2016 and December 31, 2015, respectively. This represents an increase of $18.7 million or 3.78% during the nine months ended September 30, 2016. The ratio of gross loans to deposits decreased only slightly during the nine months ended September 30, 2016 from 89.99% at December 31, 2015 to 88.52% at September 30, 2016 due to comparable amounts of loan and deposit growth.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans secured by commercial real estate, and residential and commercial construction loans. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2016 and December 31, 2015.

Residential real estate loans were $229.6 million or 44.64% and $233.6 million or 47.14% of total loans at September 30, 2016 and December 31, 2015, respectively. This represents a decrease of $4.05 million or 1.73% during the nine months ended September 30, 2016. Commercial real estate loans were $200.5 million or 38.99% and $175.2 million or 35.35% of total loans at September 30, 2016 and December 31, 2015, respectively. This represents an increase of $25.4 million or 14.49% during the nine months ended September 30, 2016. Consumer installment loans were $13.5 million or 2.62% and $13.5 million or 2.73% of total loans at September 30, 2016 and December 31, 2015, respectively. Commercial and industrial loans were $30.2 million or 5.87% and $29.4 million or 5.93% of total loans at September 30, 2016 and December 31, 2015, respectively.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2016 and 2015 and the year ended December 31, 2015. Charged-off loans were $472 thousand and $438 thousand for the nine months ended September 30, 2016 and 2015, respectively. Recoveries were $217 thousand and $499 thousand for the nine months ended September 30, 2016 and 2015, respectively. This resulted in net (charge-offs) recoveries of $(255) thousand and $61 thousand for the nine months ended September 30, 2016 and 2015, respectively. The allowance for loan losses as a percentage of loans was 0.91% at September 30, 2016 and 1.00% at December 31, 2015. The allowance for loan losses was 54.98% of nonperforming assets at September 30, 2016 and 80.46% of nonperforming assets at December 31, 2015. Nonperforming assets increased by $2.3 million during the nine months ended September 30, 2016 due mainly to the addition of one large loan to nonaccrual status. All nonaccrual and other impaired loans were evaluated for needed specific allocations and were made accordingly. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the uncertainty in the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $7.3 million and $5.3 million at September 30, 2016 and December 31, 2015, respectively. The increase in nonaccrual loans during the nine months ended September 30, 2016 was mainly the result of to one large residential real estate loan totaling $4.1 million being added to nonaccrual status. This increase was partially offset by five loan relationships (seven loans) totaling $853 thousand being returned to accrual status in accordance with the Bank's loan policy and three nonaccrual loans totaling $890 thousand being charged-off. during the nine months ended September 30, 2016. Other real estate owned was $863 thousand at September 30, 2016 and $571 thousand at December 31, 2015. The Company held four other real estate assets with an average balance of $216 thousand at September 30, 2016 and $190 thousand at December 31, 2015. The percentage of nonperforming assets to loans and other real estate owned was 1.64% at September 30, 2016 and 1.18% at December 31, 2015, respectively. There were $300 thousand in loans past due 90 days or more and still accruing interest at September 30, 2016. Total loans past due 90 days or more and still accruing interest were $307 thousand at December 31, 2015. The majority of the increase to nonperforming assets, as mentioned above, was due to one large residential real estate loan totaling $4.1 million and is not necessarily indicative of future trends in nonperforming assets. At September 30, 2016 this loan was rated "Substandard" as defined in Note 5 to the Consolidated Financial Statements, was on nonaccrual status and was classified as an impaired loan. No specific allocation was assigned to this loan due to the fair value (net of selling costs) of the underlying collateral exceeding the Bank's recorded investment in the loan.

During the nine months ended September 30, 2016, the Bank placed ten loans totaling $4.7 million on nonaccrual status. These loans are secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2016, the Company had $7.7 million in restructured loans with specific allowances totaling $403 thousand. At December 31, 2015, the Company had $7.5 million in restructured loans with specific allowances totaling $427 thousand. At September 30, 2016 and December 31, 2015, total restructured loans performing under the restructured terms and accruing interest were $6.4 million and $6.9 million, respectively. Five loans, totaling $1.3 million, were in nonaccrual status at September 30, 2016. Two loans, totaling $526 thousand, were in nonaccrual status at December 31, 2015.

Deposits

Total deposits were $581.0 million and $550.7 million at September 30, 2016 and December 31, 2015, respectively. This represents an increase of $30.3 million or 5.50% during the nine months ended September 30, 2016. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2016 and December 31, 2015.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $17.5 million or 9.40% from $186.1 million at December 31, 2015 to $203.6 million at September 30, 2016. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $16.3 million or 6.00% from $272.2 million at December 31, 2015 to $288.5 million at September 30, 2016. Time deposits decreased $3.5 million or 3.80% from $92.4 million at December 31, 2015 to $88.9 million at September 30, 2016. This is comprised of an increase in time deposits of $250,000 and more of $9.0 million or 75.40% and a decrease in time deposits of less than $250,000 of $12.5 million or 15.54%. Certificates of deposit also included $2.5 million and $12.9 million in brokered certificates of deposit at September 30, 2016 and December 31, 2015, respectively. The Company called $11.0 million in brokered deposits during the first quarter of 2016.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2016 was $80.7 million, reflecting a percentage of total assets of 12.07%, as compared to $78.2 million and 11.97% at December 31, 2015. During the nine months ended September 30, 2015 and 2016, the Company declared dividends of $0.60 per share. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at September 30, 2016, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses and any excess trust preferred securities that do not qualify as Tier 1 capital.
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
The Company's Tier 1 common risk-based capital ratio was 15.02% at September 30, 2016 as compared to 15.22% at December 31, 2015. The Company’s Tier 1 risk-based capital ratio was 15.02% at September 30, 2016 as compared to 15.22% at December 31, 2015. The Company’s total risk-based capital ratio was 15.91% at September 30, 2016 as compared to 16.20% at December 31, 2015. The Company’s Tier 1 capital to average total assets ratio was 11.84% at September 30, 2016 as compared to 12.13% at December 31, 2015. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2016, liquid assets totaled $216.7 million as compared to $227.9 million at December 31, 2015. These amounts represent 36.87% and 39.64% of total liabilities at September 30, 2016 and December 31, 2015, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2015 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchases of its common stock during the third quarter of 2016 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program. The Program has an expiration date of June 30, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

July 1 - July 31, 2016	—	$—	—	150,000
August 1 - August 31, 2016	69,104	23.85	69,104	80,896
September 1 - September 30, 2016	—	—	—	80,896
	69,104	$23.85	69,104	80,896

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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of November, 2016.
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

101
The following materials from the Eagle Financial Service, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.