Form 10-K
period 2016-12-31
EAGLE FINANCIAL SERVICES INC
filed 2017-03-29
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2016 was $63,797,018.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 17, 2017 was 3,477,210.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I
Item 1. Business
General
Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.
The Bank has twelve full-service branches and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has offices located in Clarke County, Frederick County, and Loudoun County, as well as the Towns of Leesburg and Purcellville and the City of Winchester. This market area is located in the Shenandoah Valley and Northern Virginia.
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
Eagle Investment Group (“EIG”), a division of the Bank, offers both a trust department and investment services. The trust services division of EIG offers a full range of personal and retirement plan services, which include serving as agent for bill paying and custody of assets, as investment manager with full authority or advisor, as trustee or co-trustee for trusts under will or under agreement, as trustee of life insurance trusts, as guardian or committee, as agent under a power of attorney, as executor or co-executor for estates, as custodian or investment advisor for individual retirement plans, and as trustee or trust advisor for corporate retirement plans such as profit sharing and 401(k) plans. The brokerage division of EIG offers a full range of investment services, which include tax-deferred annuities, IRAs and rollovers, mutual funds, retirement plans, 529 college savings plans, life insurance, long term care insurance, fixed income investing, brokerage CDs, and full service or discount brokerage services. Non-deposit investment products are offered through a third party provider.
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
Employees
The Company, including the Bank, had 58 officers, 105 other full-time and 26 part-time employees (or 171 full-time equivalent employees) at December 31, 2016. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.
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

Competition
There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2016 as reported to the FDIC, the Company has 6.7% of the total deposits in its market area. The Company’s market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. Refer to Item 5 for additional information on dividend restrictions. During the year ended December 31, 2016, the Bank paid $4.4 million in dividends to the Company. The Company paid cash dividends of $2.4 million to shareholders during 2016.
The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.
Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the FDIC. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount to $250,000. The FDIC has implemented a risk-based assessment system in which assessment rates for insured institutions with under $10 billion in assets are calculated based on supervisory evaluations and certain other financial measures. The assessment base is an institution’s average consolidated total assets less average tangible equity, and the initial base assessment rates are currently between 3 and 30 basis points depending on the institutions risk category, and subject to potential adjustment based on certain long-term unsecured debt. Once the reserve ratio reaches 2.0% or greater, initial base assessment rates will range from 2 to 28 basis points and, once the reserve ratio reaches 2.5% or greater, the initial base assessment rate will range from 1 to 25 basis points.
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

Future Legislation and Regulation. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material, adverse effect on the business, financial condition and results of operations of the Company and the Bank. At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the business and results of operations of the Company and the Bank, in ways that are difficult to predict.

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
At December 31, 2016, loans secured by real estate totaled $471.8 million and represented 91.28% of the Company’s loan portfolio. If we experience further adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be further impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

The Company’s operations may be adversely affected by cyber security risks.
In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to the Company's operations and business strategy. In addition, the Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan, and other systems. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. Despite these security measures, the Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruption in operations, increased expenses, loss of customers and business partners, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke County, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2016, Bank of Clarke County operated twelve full-service branches and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Leesburg and Ashburn. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.
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
The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Markets Group) and dividends declared during 2016 and 2015. The Company may not be aware of the per share price of all trades made.
Common Stock Market Price and Dividend Data

	2016		2015		Dividends Per Share
	High	Low	High	Low	2016	2015
1st Quarter	$24.00	$22.85	$24.50	$22.85	$0.20	$0.20
2nd Quarter	23.74	22.25	26.25	23.10	0.20	0.20
3rd Quarter	23.99	22.70	24.80	22.90	0.20	0.20
4th Quarter	26.00	23.26	24.00	22.85	0.22	0.20
As of March 17, 2017, the Company had approximately 1,013 shareholders of record.
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
Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2016
On June 15, 2016, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2017. During 2016, the Company purchased 89,607 shares of its Common Stock under its stock repurchase program at an average price of $23.92.
The following table details the Company's purchases of its common stock during the fourth quarter pursuant to the Stock Repurchase program renewed on June 15, 2016. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program. The program has an expiration date of June 30, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

October 1 - October 31, 2016	8,090	$23.70	8,090	72,806
November 1 - November 30, 2016	3,572	24.26	11,662	69,234
December 1 - December 31, 2016	8,841	24.51	20,503	60,393
	20,503	$24.15	20,503	60,393
Stock Performance
The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2011 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 17, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

	2011	2012	2013	2014	2015	2016
Eagle Financial Services, Inc.	$100	$136	$144	$154	$158	$183
NASDAQ Bank Index	100	116	161	165	176	238
NASDAQ Composite Index	100	116	160	182	192	207

Item 6. Selected Financial Data
The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$25,785	$24,493	$24,850	$25,036	$26,566
Interest expense	1,067	1,347	1,912	2,585	3,384
Net interest income	$24,718	$23,146	$22,938	$22,451	$23,182
(Recovery of) provision for loan losses	(188)	(227)	350	—	1,660
Net interest income after (recovery of) provision for loan losses	$24,906	$23,373	$22,588	$22,451	$21,552
Noninterest income	6,669	8,438	6,606	7,462	6,127
Net revenue	$31,575	$31,811	$29,194	$29,913	$27,649
Noninterest expenses	22,652	22,481	19,986	20,367	18,540
Income before income taxes	$8,923	$9,330	$9,208	$9,546	$9,109
Income tax expense	2,553	2,433	2,068	2,388	2,559
Net Income	$6,370	$6,897	$7,140	$7,158	$6,550

Performance Ratios:
Return on average assets	0.96%	1.10%	1.19%	1.23%	1.15%
Return on average equity	7.98%	9.00%	10.25%	11.04%	10.71%
Shareholders’ equity to assets	11.34%	11.97%	11.67%	11.32%	10.74%
Dividend payout ratio	45.30%	40.61%	37.03%	36.02%	37.10%
Non-performing loans to total loans	1.35%	1.13%	2.28%	1.00%	0.63%
Non-performing assets to total assets	1.05%	0.95%	2.04%	1.04%	0.94%

Per Common Share Data:
Net income, basic	$1.81	$1.97	$2.08	$2.11	$1.97
Net income, diluted	1.81	1.97	2.08	2.11	1.96
Cash dividends declared	0.82	0.80	0.77	0.76	0.73
Book value	23.01	22.25	21.01	19.57	19.11
Market price	25.75	23.00	23.30	22.50	22.00
Average shares outstanding, basic	3,518,848	3,495,334	3,438,348	3,386,467	3,333,235
Average shares outstanding, diluted	3,518,848	3,495,334	3,438,646	3,387,212	3,343,212

Balance Sheet Data:
Total securities	$120,330	$107,719	$96,973	$104,790	$105,531
Total loans	516,942	495,573	469,820	444,273	418,097
Total assets	700,149	653,272	630,158	586,444	593,276
Total deposits	603,877	550,718	503,816	487,587	477,101
Shareholders’ equity	79,416	78,221	73,132	66,406	63,706

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
GENERAL
The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2016, the Company had total assets of $700.1 million, net loans of $512.4 million, total deposits of $603.9 million and shareholders’ equity of $79.4 million. The Company’s net income was $6.4 million for the year ended December 31, 2016.
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

Allowance for Loan Losses
The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated. Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or general allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2016 Form 10-K, provides additional information related to the allowance for loan losses.

Other Real Estate Owned (OREO)
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure. Subsequent to foreclosure, management periodically performs valuations of the foreclosed assets based on updated appraisals, general market conditions, recent sales of similar properties, length of time the properties have been held, and our ability and intention with regard to continued ownership of the properties. The Company may incur additional write-downs of foreclosed assets to fair value less costs to sell if valuations indicate a further deterioration in market conditions.
Other-Than-Temporary Impairment (OTTI) for Securities
Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security and it is not more-likely-than-not that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). We regularly review each investment security for other-than-temporary impairment based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity and the likelihood that we would be required to sell the security before recovery.

FORWARD LOOKING STATEMENTS
The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	difficult market conditions in our industry;

•	effects of soundness of other financial institutions;

•	potential impact on us of existing and future legislation and regulations;

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” above.
Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS
Net Income
Net income for 2016 was $6.4 million, a decrease of $527 thousand or 7.64% from 2015’s net income of $6.9 million. Net income for 2015 decreased $243 thousand or 3.40% from 2014’s net income of $7.1 million. Basic and diluted earnings per share were $1.81, $1.97, and $2.08 for 2016, 2015, and 2014, respectively.
Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 0.96%, 1.11%, and 1.19% for 2016, 2015, and 2014, respectively.
Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 7.98%, 9.17%, and 10.25% for 2016, 2015, and 2014, respectively.
Net Interest Income
Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $24.7 million for 2016, $23.1 million for 2015, and $22.9 million for 2014, which represents an increase of $1.6 million or 6.79% and $208 thousand or 0.91% for 2016 and 2015, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $25.8 million for 2016, $24.5 million for 2015, and $24.9 million for 2014, which represents an increase of $1.3 million or 5.27% and a decrease of $357 thousand or 1.44% for 2016 and 2015, respectively. Total interest expense was $1.1 million for 2016, $1.3 million for 2015, and $1.9 million for 2014, which represents a decrease of $280 thousand or 20.79% and $565 thousand or 29.55% in 2016 and 2015, respectively. The increase in total interest income during 2016 is driven mainly by the volume in interest-earning assets. The decrease in total interest expense during 2016 is driven mainly by the volume in interest-bearing liabilities, but also by the interest rate environment. Refer to the table titled “Volume and Rate Analysis” for further detail.
The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2016, 2015, and 2014.
The net interest margin was 4.07% for 2016, 4.06% for 2015, and 4.20% for 2014. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2016, 2015, and 2014. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2016, 2015, and 2014.

Net interest income and net interest margin may experience some additional decline as higher yielding assets are repriced or replaced at lower current market rates. More decline is likely occur in the net interest margin than in the cost of funds due to the low level of interest rates currently being paid on interest bearing liabilities.

Average Balances, Income and Expenses, Yields and Rates
(dollars in thousands)

	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$72,824	$1,750	2.40%	$71,159	$1,744	2.45%	$68,119	$2,047	3.01%
Tax-Exempt (1)	32,495	1,401	4.31%	31,592	1,472	4.66%	33,652	1,661	4.94%
Total Securities	$105,319	$3,151	2.99%	$102,751	$3,216	3.13%	$101,771	$3,708	3.64%
Loans:
Taxable	497,720	22,815	4.58%	465,444	21,523	4.62%	449,247	21,477	4.78%
Non-accrual	5,891	—	—%	6,446	—	—%	6,811	—	—%
Tax-Exempt (1)	6,423	336	5.23%	7,210	346	4.80%	5,789	330	5.70%
Total Loans	$510,034	$23,151	4.54%	$479,100	$21,869	4.56%	$461,847	$21,807	4.72%
Federal funds sold	36	—	—%	—	—	—%	—	—	—%
Interest-bearing deposits in other banks	15,179	73	0.48%	12,174	26	0.21%	6,075	12	0.20%
Total earning assets (2)	$624,677	$26,375	4.22%	$587,579	$25,111	4.27%	$562,882	$25,527	4.54%
Allowance for loan losses	(4,967)			(5,374)			(5,839)
Total non-earning assets	44,440			47,626			43,008
Total assets	$664,150			$629,831			$600,051

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$81,966	$93	0.11%	$80,809	$85	0.11%	$82,821	$88	0.11%
Money market accounts	117,210	201	0.17%	99,088	113	0.11%	94,650	108	0.11%
Savings accounts	87,035	51	0.06%	76,054	41	0.05%	67,515	35	0.05%
Time deposits:
$100,000 and more	44,193	255	0.58%	36,098	170	0.47%	35,341	181	0.51%
Less than $100,000	45,133	187	0.41%	57,992	332	0.57%	61,136	512	0.84%
Total interest-bearing deposits	$375,537	$787	0.21%	$350,041	$741	0.21%	$341,463	$924	0.27%
Federal funds purchased and securities sold under agreements to repurchase	73	1	1.37%	1,154	10	0.87%	1,865	20	1.07%
Federal Home Loan Bank advances	10,546	136	1.29%	24,849	336	1.35%	28,818	650	2.26%
Trust preferred capital notes (3)	—	—	—%	4,441	196	4.41%	7,217	318	4.41%
Total interest-bearing liabilities	$386,156	$924	0.24%	$380,485	$1,283	0.34%	$379,363	$1,912	0.50%
Noninterest-bearing liabilities:
Demand deposits	195,428			171,508			149,026
Other Liabilities	2,752			2,599			1,981
Total liabilities	$584,336			$554,592			$530,370
Shareholders’ equity	79,814			75,239			69,681
Total liabilities and shareholders’ equity	$664,150			$629,831			$600,051
Net interest income		$25,451			$23,828			$23,615
Net interest spread			3.98%			3.93%			4.04%
Interest expense as a percent of average earning assets			0.15%			0.22%			0.34%
Net interest margin			4.07%			4.06%			4.20%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 34%.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Interest expense and average yield was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes.

Tax-Equivalent Net Interest Income
(dollars in thousands)

	December 31,
	2016	2015	2014
GAAP Financial Measurements:
Interest Income - Loans	$23,037	$21,751	$21,695
Interest Income - Securities and Other Interest-Earnings Assets	2,748	2,742	3,155
Interest Expense - Deposits	787	741	924
Interest Expense - Interest Rate Swap	143	182	186
Interest Expense - Other Borrowings	137	424	802
Total Net Interest Income	$24,718	$23,146	$22,938

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$114	$118	$112
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	476	500	565
Total Tax Benefit on Tax-Exempt Interest Income	$590	$618	$677
Add: Interest Expense - Interest Rate Swap (2)	143	64	—
Tax-Equivalent Net Interest Income	$25,451	$23,828	$23,615

(1)	Tax benefit was calculated using the federal statutory tax rate of 34%.

(2)	Tax-Equivalent net interest income was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes in 2015.
The tax-equivalent yield on earning assets decreased five basis points from 2015 to 2016 and 27 basis points from 2014 to 2015. The tax-equivalent yield on securities decreased 14 basis points from 2015 to 2016 and 51 basis points from 2014 to 2015. The tax-equivalent yield on loans decreased two basis points from 2015 to 2016 and 16 basis points from 2014 to 2015. The decrease in the yield on earning assets, securities, and the loan portfolio was primarily a result of the low interest rate environment that extended through 2016.
The average rate on interest-bearing liabilities decreased 10 basis points from 2015 to 2016 and 16 basis points from 2014 to 2015. These changes were caused primarily by the prepayment of the FHLB advance during 2016 and the redemption of the trust preferred debt during the third quarter of 2015. An intentional shift in the product mix, to move from time deposits to non-maturity deposits during 2015 was planned and achieved. The average rate on total interest-bearing deposits remained steady from 2015 to 2016 and decreased six basis points from 2014 to 2015. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $30.3 million or 11.83% from $256.0 million during 2015 to $286.2 million in 2016 and $11.0 million or 4.48% from $245.0 million at December 31, 2014 during 2015. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company from time to time will utilize overnight borrowings in the form of federal funds purchased. The average rate on these borrowings increased 50 basis points from 2015 to 2016 and decreased 20 basis points from 2014 to 2015. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which increased to 0.75% during 2016, from 0.50% in 2015. Finally, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances decreased six basis points from 2015 to 2016 and 91 basis points from 2014 to 2015. The average balance on FHLB advances decreased $14.3 million during 2016 and decreased $4.0 million during 2015.
As of July 1, 2014, the Company began deferring loan origination fees and related direct loan origination costs in accordance with ASC 310-20. This has a direct impact on the net interest margin and more specifically, the loan yield. Prior to this date, the net impact of deferred loan origination fees and related direct loan origination costs was deemed to be immaterial.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans. Tax-equivalent net interest income increased $1.6 million during 2016. The increase in tax-equivalent net interest income during 2016 is comprised of an increase due to volume of $1.8 million and a decrease due to rate of $191 thousand. The increase in tax-equivalent net interest income during 2016 was primarily affected by the increased volume of taxable loans, partially offset by a decline in the rate earned on taxable loans, and the decreased cost of Federal Home Loan Bank advances.

Volume and Rate Analysis (Tax-Equivalent Basis)
(dollars in thousands)

	2016 vs 2015 Increase (Decrease) Due to Changes in:			2015 vs 2014 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$47	$(41)	$6	$96	$(399)	$(303)
Tax-exempt	44	(115)	(71)	(98)	(91)	(189)
Loans:
Taxable	1,476	(184)	1,292	643	(597)	46
Tax-exempt	(56)	46	(10)	45	(29)	16
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits in other banks	8	39	47	13	1	14
Total earning assets	$1,519	$(255)	$1,264	$699	$(1,115)	$(416)

Interest-Bearing Liabilities:
NOW accounts	$8	$—	$8	$(3)	$—	$(3)
Money market accounts	22	66	88	5	—	5
Savings accounts	4	6	10	6	—	6
Time deposits:
$100,000 and more	42	43	85	4	(15)	(11)
Less than $100,000	(64)	(81)	(145)	(25)	(155)	(180)
Total interest-bearing deposits	$12	$34	$46	$(13)	$(170)	$(183)
Federal funds purchased and securities sold under agreements to repurchase	$(23)	$14	$(9)	$(7)	$(3)	$(10)
Federal Home Loan Bank advances	(186)	(14)	(200)	(80)	(234)	(314)
Trust preferred capital notes	(98)	(98)	(196)	(122)	—	(122)
Total interest-bearing liabilities	$(295)	$(64)	$(359)	$(222)	$(407)	$(629)
Change in net interest income	$1,814	$(191)	$1,623	$921	$(708)	$213
Provision for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The (recovery of) provision for loan losses was $(188) thousand for 2016, $(227) thousand for 2015, and $350 thousand for 2014. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The recovery of loan losses in 2015 and 2016, compared to a provision for loan losses in 2014, reflects lower specific reserves on remaining impaired loans as well as a decline in the historical loss experience utilized in our allowance model. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income
Total noninterest income was $6.7 million, $8.4 million, and $6.6 million during 2016, 2015, and 2014, respectively. This represents a decrease of $1.8 million or 20.96% for 2016 and an increase of $1,832 thousand or 27.73% for 2015. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2016, 2015, and 2014, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Income from fiduciary activities	$1,356	$1,338	$18	1.35%	$1,338	$1,162	$176	15.15%
Service charges on deposit accounts	1,227	1,244	(17)	(1.37)%	1,244	1,323	(79)	(5.97)%
Other service charges and fees	3,713	3,375	338	10.01%	3,375	2,995	380	12.69%
(Loss) on the sale and disposal of premises and equipment	(10)	(76)	66	NM	(76)	(14)	(62)	NM
Gain on sale of securities	98	124	(26)	NM	124	990	(866)	NM
Gain on redemption of trust preferred debt	—	2,424	(2,424)	NM	2,424	—	2,424	NM
Other operating income	285	9	276	3,066.67%	9	150	(141)	(94.00)%
Total noninterest income	$6,669	$8,438	$(1,769)	(20.96)%	$8,438	$6,606	$1,832	27.73%
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
The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased by $338 thousand or 10.01% for 2016. This increase can be attributed to an increase of ATM fee income of $172 thousand for 2016. Other service charges and fees increased by $380 thousand or 12.69% for 2015. This increase can be attributed to increased activity in non-deposit investment products and an increase of ATM fee income of $155 thousand for 2015.

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
Other operating income increased $276 thousand during 2016 and decreased $141 thousand or 94.00% during 2015. During the third quarter of 2015, the Company's cash flow hedge was derecognized upon the retirement of the trust preferred capital note as discussed in the previous paragraph. As a result, the loss on the interest rate swap derivative contract recorded in accumulated other comprehensive income of $237 thousand was reclassified to the income statement during the third quarter of 2015, which was partially offset by the adjustment of the derivative contract to fair value for a gain of $88 thousand. A fair value adjustment (gain) to the derivative contract of $149 thousand was recognized through other operating income during 2016.

Noninterest Expenses
Total noninterest expenses were $22.7 million, $22.5 million, and $20.0 million during 2016, 2015, and 2014, respectively. This represents an increase of $171 thousand or 0.76% during 2016 and an increase of $2.5 million or 12.48% during 2015. The efficiency ratio of the Company was 70.71%, 75.77%, and 67.59% for 2016, 2015, and 2014, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding certain non-recurring gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above.
The following table provides the components of noninterest expense for the twelve months ended December 31, 2016, 2015, and 2014, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Salaries and employee benefits	$13,015	$12,318	$697	5.66%	$12,318	$11,427	$891	7.80%
Occupancy expenses	1,486	1,563	(77)	(4.93)%	1,563	1,280	283	22.11%
Equipment expenses	1,333	1,102	231	20.96%	1,102	720	382	53.06%
Advertising and marketing expenses	633	612	21	3.43%	612	571	41	7.18%
Stationery and supplies	201	242	(41)	(16.94)%	242	307	(65)	(21.17)%
ATM network fees	903	805	98	12.17%	805	712	93	13.06%
Other real estate owned expense	73	336	(263)	(78.27)%	336	27	309	1,144.44%
Loss (gain) on foreclosure and sale of other real estate owned	90	(46)	136	NM	(46)	(82)	36	NM
FDIC assessment	304	439	(135)	(30.75)%	439	357	82	22.97%
Computer software expense	623	696	(73)	(10.49)%	696	872	(176)	(20.18)%
Bank franchise tax	501	505	(4)	(0.79)%	505	466	39	8.37%
Professional fees	949	1,025	(76)	(7.41)%	1,025	988	37	3.74%
Other bank services charges	209	71	138	194.37%	71	73	(2)	(2.74)%
Cost to terminate operating lease	—	520	(520)	NM	520	—	520	NM
Other operating expenses	2,332	2,293	39	1.70%	2,293	2,268	25	1.10%
Total noninterest expenses	$22,652	$22,481	$171	0.76%	$22,481	$19,986	$2,495	12.48%
NM - Not Meaningful

During 2015, the Company hired additional retail staff for the opening of two new retail branches. Six new employees were hired for the One Loudoun branch located in Ashburn, Virginia. This branch opened in April 2015. The second new branch, located in Leesburg, Virginia, opened in August 2015. During 2015, seven employees were hired for that facility. Additionally, in February 2015, with the decision to no longer outsource its internal audit function, the Company hired a Director of Internal Audit. Additional hires of middle management positions were also made during the first quarter of 2015 to address infrastructure and growth needs. These branching and hiring efforts have impacted salaries and employee benefits, occupancy expenses, equipment expenses and advertising and marketing expenses.

Occupancy expense decreased during 2016 despite expected increases from branching efforts in 2014 and 2015. This decrease can largely be attributed to decreased rental expense related to the closing of the branch Round Hill, Virginia and the purchase of the land that the Millbrook branch is located on.
Stationery and supplies expense decreased during 2016 and 2015 due to efforts to promote paperless statements to customers as well as internal efforts to maintain paperless records where possible.
ATM network fees increased 12.17% during 2016 and 13.06% during 2015. ATM network fees fluctuate based on the usage of ATM and debit cards. This expense has increased similarly to increases in deposit accounts.

Other real estate owned expenses decreased during 2016 and increased during 2015. This fluctuation is due mainly to a valuation adjustment of $288 thousand that was recorded during 2015. No valuation allowances were established during 2016 and 2014.
FDIC assessments decreased $135 thousand or 30.75% during 2016 and increased $82 thousand or 22.97% during 2015. As of July 1, 2016 new FDIC assessment changes became effective. The changes included a new lower assessment rate schedule and small institution pricing changes, which caused the subsequent assessments to decrease by approximately 50%. During 2015 there were increases in the total assessment base as well as the quarterly multiplier, which caused the overall expense to increase.
Computer software expense decreased during 2016 and 2015, despite the increase in number of branches and employees. Fees paid to our core software provider have decreased due to a conscious effort to reduce unused services and renegotiate contract amounts.
Other bank service charges increased during 2016. The Company elected to prepay a $20.0 million outstanding advance with the Federal Home Loan Bank of Atlanta. A $136 thousand prepayment fee was incurred by the Company in July 2016 in conjunction with the repayment of the advance.
On June 10, 2015, the Company purchased the land on which one of its retail branches resided. The land was purchased subject to an existing lease and subsequently recorded at market value, resulting in a write down of the total purchase price. This writedown appears in the Consolidated Statement of Income as a Cost to terminate operating lease.
Income Taxes
Income tax expense was $2.6 million, $2.4 million, and $2.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The change in income tax expense can be attributed to changes in taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 28.62%, 26.08%, and 22.46% for 2016, 2015, and 2014, respectively. The effective tax rate increased from 2015 when compared to 2016 due to a refund received during 2016 related to an amended 2014 tax return. The refund was related to a loss from an investment that the Company was not aware of until the K-1 was provided to us. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2016, 2015, and 2014.
FINANCIAL CONDITION
Assets, Liabilities and Shareholders’ Equity
The Company’s total assets were $700.1 million at December 31, 2016, an increase of $46.88 million or 7.18% from $653.3 million at December 31, 2015. Securities increased $13.44 million or 12.70% from 2015 to 2016. Loans, net of allowance for loan losses, increased by $21.8 million or 4.45% from 2015 to 2016. Total liabilities were $620.7 million at December 31, 2016, compared to $575.1 million at December 31, 2015. Total shareholders’ equity at year end 2016 and 2015 was $79.4 million and $78.2 million, respectively.
Securities
Total securities, excluding restricted stock at December 31, 2016 were $119.3 million as compared to $105.8 million as of December 31, 2015, which represents an increase of $13.44 million or 12.70% during 2016. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2016, 2015, and 2014. The Company purchased $40.4 million in securities during 2016. This amount includes $3.6 million or 8.83% in obligations of U.S. government corporations and agencies, $22.5 million or 55.74% in mortgage-backed securities and $14.3 million or 35.42% in obligations of states and political subdivisions. The Company had $23.5 million in maturities, calls, and principal repayments on securities during 2016. This amount includes $11.54 million or 49.18% in obligations of U.S. government corporations and agencies, $5.70 million or 24.31% in mortgage-backed securities and $6.22 million or 26.51% in obligations of states and political subdivisions. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2016. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2016 and 2015.

Securities Portfolio
(dollars in thousands)

	December 31,
	2016	2015	2014
Securities available for sale:
Obligations of U.S. government corporations and agencies	$30,441	$37,665	$37,211
Mortgage-backed securities	42,372	28,931	15,779
Obligations of states and political subdivisions	46,449	39,227	40,410
Corporate securities	—	—	765
	$119,262	$105,823	$94,165
The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized loss on available for sale securities of $94 thousand and a net unrealized gain of $1.5 million at December 31, 2016 and 2015, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).
The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2016. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.
Maturity Distribution and Yields of Securities
(dollars in thousands)

	December 31, 2016
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$1,012	2.52%	$9,119	2.58%	$18,369	2.25%	$1,941	2.61%	$30,441	2.38%
Mortgage-backed securities	—	—%	—	—%	1,314	2.90%	41,058	2.31%	42,372	2.33%
Obligations of states and political subdivisions, taxable	386	1.15%	4,573	3.85%	4,601	2.89%	1,229	2.17%	10,789	3.14%
Total taxable	$1,398	2.14%	$13,692	3.00%	$24,284	2.41%	$44,228	2.32%	$83,602	2.45%
Obligations of states and political subdivisions, tax-exempt (1)	2,029	3.14%	9,289	2.95%	19,433	2.56%	4,909	2.93%	35,660	2.74%
Total	$3,427	2.73%	$22,981	2.98%	$43,717	2.47%	$49,137	2.38%	$119,262	2.54%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.
Loan Portfolio
The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $516.9 million and $495.6 million at December 31, 2016 and 2015, respectively. This represents an increase of $21.37 million or 4.31% for 2016. The ratio of net loans to deposits decreased during the year from 89.09% to 84.86% at December 31, 2015 and December 31, 2016, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio
(dollars in thousands)

	December 31,
	2016	2015	2014	2013	2012
Loans secured by real estate:
Construction and land development	$23,266	$35,019	$25,887	$27,047	$30,846
Secured by farmland	8,525	6,550	10,602	9,886	7,030
Secured by 1-4 family residential properties	227,966	229,651	224,694	218,633	214,619
Multifamily	3,566	3,975	3,016	2,850	2,808
Commercial	208,525	175,172	161,299	148,166	124,382
Loans to farmers	1,338	1,331	957	1,321	1,525
Commercial and industrial loans	30,341	29,366	28,132	20,865	21,640
Consumer installment loans	12,677	13,530	13,874	13,785	13,307
All other loans	738	979	1,359	1,720	1,940
Total loans	$516,942	$495,573	$469,820	$444,273	$418,097

Loans secured by real estate were $471.8 million or 91.28% and $450.4 million or 90.88% of total loans at December 31, 2016 and 2015, respectively. This represents an increase of $21.48 million or 4.77% for 2016. Consumer installment loans were $12.7 million or 2.45% and $13.5 million or 2.73% of total loans at December 31, 2016 and 2015, respectively. This represents a decrease of $853 thousand or 6.30% for 2016. Commercial and industrial loans were $30.3 million or 5.87% and $29.4 million or 5.93% of total loans at December 31, 2016 and 2015. This represents an increase of $975 thousand or 3.32% for 2016.
The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $322.4 million or 62.36% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.
Maturity Schedule of Selected Loans
(dollars in thousands)

	December 31, 2016
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$13,319	$5,722	$4,225	$23,266
Secured by farmland	4,784	2,668	1,073	8,525
Secured by 1-4 family residential properties	36,772	93,707	97,487	227,966
Multifamily	465	1,424	1,677	3,566
Commercial	21,492	103,236	83,797	208,525
Loans to farmers	460	638	240	1,338
Commercial and industrial loans	15,242	9,520	5,579	30,341
Consumer installment loans	1,054	11,222	401	12,677
All other loans	—	659	79	738
	$93,588	$228,796	$194,558	$516,942
For maturities over one year:
Floating rate loans		$7,874	$56,688	$64,562
Fixed rate loans		220,922	137,870	358,792
		$228,796	$194,558	$423,354

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $7.4 million in total non-performing assets, which consist of nonaccrual loans, other real estate owned, and repossessed assets at December 31, 2016. This is an increase of $1.5 million when compared to the December 31, 2015 balance of $5.9 million. This increase resulted mostly from the increase in nonaccrual loans as discussed below.
Nonaccrual loans were $7.0 million at December 31, 2016 and $5.3 million at 2015. The gross amount of interest income that would have been recognized on nonaccrual loans was $147 thousand for 2016 and $63 thousand for 2015. None of this interest income was included in net income for 2016 or 2015. A total of 14 loans totaling $5.1 million were placed in nonaccrual during 2016. The additions to nonaccrual loans during the year included a $4.1 million loan that is secured by two large, multi-acre residential properties located in Loudoun County, VA. In addition, 15 loans totaling $3.1 million were removed from nonaccrual status during 2016. Of the $3.1 million in loans removed from nonaccrual status between December 31, 2015 and December 31, 2016, 8 loans totaling $1.9 million were returned to accruing status, 5 loans totaling $584 thousand were paid off and 2 loans totaling $639 thousand were written off. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2016 totaled $7.0 million and had $105 thousand in specific allocations.
Other real estate owned decreased to $370 thousand at December 31, 2016, compared to $571 thousand at December 31, 2015. Four foreclosed properties were sold during 2016, while three foreclosed properties were acquired. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net loss of $90 thousand and a net gain of $46 thousand was recognized on the foreclosure and sale of other real estate owned during 2016 and 2015, respectively. A net gain of $82 thousand was recognized on the sale of other real estate owned during 2014.
Total loans past due 90 days or more and still accruing interest were $8 thousand or less than one basis point, $307 thousand or 0.06%, and $6 thousand or less than one basis point of total loans at December 31, 2016, 2015, and 2014, respectively. The loans past due 90 days or more and still accruing interest are well secured and in the process of collection; therefore, they were not classified as nonaccrual.
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
For real estate loans, upon foreclosure, the properties are recorded at the fair value of the property based on current appraisals and other current market trends, less selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair value, additional write downs of the property value are charged directly to operations. Gains on properties acquired through foreclosure where the fair value less costs to sell exceeds the related loan balance and there have been no prior charge-offs are recorded to current earnings.
In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2016, 2015, 2014, 2013, and 2012, the Company had $7.3 million, $7.5 million, $7.8 million, $6.4 million, and $8.2 million in restructured loans, respectively.

Nonperforming Assets
(dollars in thousands)

	December 31,
	2016	2015	2014	2013	2012

Nonaccrual loans	$6,991	$5,285	$10,706	$4,412	$2,414
Other real estate owned and repossessed assets	375	571	2,109	1,646	2,934
Total nonperforming assets	$7,366	$5,856	$12,815	$6,058	$5,348
Loans past due 90 days and accruing interest	$8	$307	$6	$11	$208

Allowance for loan losses to nonperforming assets	61%	85%	40%	91%	123%

Non-performing assets to period end loans and other real estate owned	1.42%	1.18%	2.72%	1.36%	1.27%
Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2016, other potential problem loans totaled $6.4 million. Of the total other potential problem loans, $6.4 million or 100.00% are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.
Allowance for Loan Losses
The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.
Charged-off loans were $607 thousand, $456 thousand, and $1.5 million for 2016, 2015, and 2014, respectively. Recoveries were $341 thousand, $562 thousand, and $725 thousand for 2016, 2015, and 2014, respectively. Net charge-offs were $266 thousand and $758 thousand for 2016 and 2014, respectively. Net recoveries were $106 thousand for 2015. This represents an increase in net charge-offs of $372 thousand or 350.94% for 2016 and a decrease of $864 thousand or 113.98% for 2015. The allowance for loan losses as a percentage of loans was 0.87%, 1.00%, and 1.08% at the end of 2016, 2015, and 2014, respectively. The decreases in allowance for loan losses as a percentage of total loans from December 31, 2015 to December 31, 2016 is primarily due to a decline in the historical loss experience utilized in our allowance model. In addition, the Company was diligent in maintaining updated appraisals for collateral-dependent impaired loans, which resulted in an overall decrease in specific reserves in the allowance for loan losses during 2016. The allowance for loan losses at year-end covered net charge-offs during the year by 16.94 times for 2016 and 6.70 times for 2014. This ratio for 2015 is not considered meaningful due to net recoveries being recognized during the year. The ratio of net charge-offs (recoveries) to average loans was 0.05% for 2016, (0.02)% for 2015 ,and 0.16% for 2014.
The (recovery of) provision for loan losses for the year ended December 31, 2016 was $(188) thousand, compared to $(227) thousand and $350 thousand for the years ended December 31, 2015 and 2014, respectively. The recovery of loan losses reflects reductions in impaired loans as well as non-performing assets combined with a net recovery position for 2015 and minimal net charge-offs for 2016.
The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2016, 2015, 2014, 2013, and 2012. The amount of allowance for loan losses allocated to each loan category is based on the amount delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2016	2015	2014	2013	2012

Balance, beginning of period	$4,959	$5,080	$5,488	$6,577	$8,743

Loans charged-off:
Commercial, financial and agricultural	—	—	—	403	207
Real estate-construction and land development	—	166	482	20	1,313
Real estate-mortgage	535	199	891	796	2,499
Consumer	72	91	110	103	144
Total loans charged off	$607	$456	$1,483	$1,322	$4,163

Recoveries:
Commercial, financial and agricultural	$11	$181	$164	$47	$36
Real estate-construction and land development	144	75	26	5	4
Real estate-mortgage	132	257	444	116	213
Consumer	54	49	91	65	84
Total recoveries	$341	$562	$725	$233	$337
Net charge-offs (recoveries)	266	(106)	758	1,089	3,826
(Recovery of) provision for loan losses	(188)	(227)	350	—	1,660
Balance, end of period	$4,505	$4,959	$5,080	$5,488	$6,577

Ratio of allowance for loan losses to loans outstanding at period end	0.87%	1.00%	1.08%	1.24%	1.57%

Ratio of net charge offs to average loans outstanding during the period	0.05%	(0.02)%	0.16%	0.25%	0.91%

Allocation of Allowance for Loan Losses
(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer and Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2016	$235	5.9%	$450	6.1%	$3,514	85.1%	$91	2.9%
December 31, 2015	211	5.9%	775	8.4%	3,590	82.5%	162	3.2%
December 31, 2014	464	6.0%	951	7.8%	3,324	82.8%	145	3.4%
December 31, 2013	555	4.7%	1,032	8.3%	3,562	83.2%	184	3.8%
December 31, 2012	880	5.2%	1,280	9.0%	4,002	81.8%	229	4.0%

Deposits
Total deposits were $603.9 million and $550.7 million at December 31, 2016 and 2015, respectively, which represents an increase of $53.2 million or 9.65% during 2016. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2016, 2015 and 2014.
Average Deposits and Rates Paid
(dollars in thousands)

	December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing	$195,428		$171,508		$149,026
Interest-bearing:
NOW accounts	81,966	0.11%	80,809	0.11%	82,821	0.11%
Money market accounts	117,210	0.17%	99,088	0.11%	94,650	0.11%
Regular savings accounts	87,035	0.06%	76,054	0.05%	67,515	0.05%
Time deposits:
$100,000 and more	44,193	0.58%	36,098	0.47%	35,341	0.51%
Less than $100,000	45,133	0.41%	57,992	0.57%	61,136	0.84%
Total interest-bearing	$375,537	0.21%	$350,041	0.21%	$341,463	0.27%
Total deposits	$570,965		$521,549		$490,489
Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $22.8 millionor 12.26% from $186.1 million at December 31, 2015 to $208.9 million at December 31, 2016. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $30.3 million or 8.32% from $364.6 million at December 31, 2015 to $394.9 million at December 31, 2016. Total money market account balances increased $21.07 million or 19.96% from $105.6 million at December 31, 2015 to $126.6 million at December 31, 2016. Total regular savings account balances increased $13.8 million or 17.17% from $80.5 million at December 31, 2015 to $94.3 million at December 31, 2016. Time deposits decreased $4.3 million or 4.64% from $92.4 million at December 31, 2015 to $88.1 million at December 31, 2016. Pricing decisions made by management and influenced by the low interest rate environment resulted in the decline in certificate of deposits. Brokered certificates of deposits decreased $10.73 million from $12.94 million at December 31, 2015 to $2.2 million at December 31, 2016. The $11.0 million of traditional brokered certificates of deposit outstanding at December 31, 2015 were called during 2016. The brokered certificates balance at December 31, 2016 consists of certificates obtained through the CDARS network. The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000, including brokered certificates of deposit. Core deposits totaled $580.7 million or 96.17% and $525.8 million or 95.48% of total deposits at December 31, 2016 and 2015, respectively.
The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2016. The total amount maturing within one year is $37.7 million or 81.34% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater
(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits

December 31, 2016	$15,631	$9,037	$13,061	$8,654	$46,383	7.68%

CAPITAL RESOURCES
The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2016 was $79.4 million, reflecting a percentage of total assets of 11.34% as compared to $78.2 million and 11.97% at December 31, 2015. The common stock’s book value per share increased $0.76 or 3.42% to $23.01 per share at December 31, 2016 from $22.25 per share at December 31, 2015. During 2016, the Company paid $0.82 per share in dividends as compared to $0.80 per share for 2015 and $0.77 per share for 2014. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock. During 2016, the Company purchased 89,607 shares of its Common Stock under its stock repurchase program at an average price of $23.92. All of these shares we retired. There was no repurchase activity during 2015 and 2014.
Analysis of Consolidated Capital
(dollars in thousands)

	December 31, 2016	December 31, 2015
Tier 1 Capital:
Common stock	$8,633	$8,758
Capital surplus	12,642	13,730
Retained earnings	58,165	54,682
Total Tier 1 capital	$79,440	$77,170
Common equity Tier 1 capital	$79,440	$77,170
Tier 2 Capital:
Allowance for loan losses	$4,537	$4,986
Total Tier 2 capital	$4,537	$4,986
Total risk-based capital	$83,977	$82,156

Risk weighted assets	$506,632	$507,090

Risk Based Capital Ratios:
Common equity Tier 1 capital ratio	15.68%	15.22%
Tier 1 risk-based capital ratio	15.68%	15.22%
Total risk-based capital ratio	16.58%	16.20%
Tier 1 leverage ratio	11.84%	12.13%

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
The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2016 and 2015. Beginning January 1, 2015, the Company calculates its regulatory capital under the U.S. Basel III Standardized Approach. The Company calculated regulatory capital measures for periods prior to 2015 under previous regulatory requirements.
Note 16 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.
LIQUIDITY
Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2016 liquid assets totaled $248.1 million as compared to $227.9 million at December 31, 2015. These amounts represent 39.97% and 39.64% of total liabilities at December 31, 2016 and 2015, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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
The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2016.
Contractual Obligations and Scheduled Payments
(dollars in thousands)

	December 31, 2016
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
Operating leases	$200	$400	$433	$1,944	$2,977
	$200	$400	$433	$1,944	$2,977
The payments due on operating leases are discussed in Note 6 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As the holding company of the Bank, the Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. Note 14 to the Consolidated Financial Statements discusses derivative instruments and hedging activities of the Company. The Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes during 2008. The interest rate swap agreement expired on December 1, 2016.
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
Year 1 Net Interest Income Simulation
(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-100 BP	$(956)	(3.90)%
+100 BP	(204)	(0.80)%
+200 BP	(474)	(1.90)%
+300 BP	(645)	(2.60)%
+400 BP	(840)	(3.40)%
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
Static EVE Change
(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	$(17,815)	(16.40)%
+100 BP Shock	5,638	5.20%
+200 BP Shock	8,481	7.80%
+300 BP Shock	10,968	10.10%
+400 BP Shock	12,652	11.70%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Eagle Financial Services, Inc.
Berryville, Virginia

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Financial Services, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

 /s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Eagle Financial Services, Inc.
Berryville, Virginia

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Eagle Financial Services, Inc. and its subsidiaries for the year ended December 31, 2014. The management of Eagle Financial Services, Inc. and its subsidiaries (the "Company") is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Eagle Financial Services, Inc. and its subsidiaries for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
March 30, 2015

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2016 and 2015
(dollars in thousands, except share amounts)

	2016	2015
Assets
Cash and due from banks	$12,515	$11,082
Interest-bearing deposits with other institutions	22,610	12,139
Federal funds sold	156	—
Total cash and cash equivalents	35,281	23,221
Securities available for sale, at fair value	119,262	105,823
Restricted investments	1,068	1,896
Loans	516,942	495,573
Allowance for loan losses	(4,505)	(4,959)
Net loans	512,437	490,614
Bank premises and equipment, net	20,169	20,964
Other real estate owned, net of allowance	370	571
Other assets	11,562	10,183
Total assets	$700,149	$653,272
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$208,948	$186,133
Savings and interest bearing demand deposits	306,847	272,214
Time deposits	88,082	92,371
Total deposits	$603,877	$550,718
Federal Home Loan Bank advances	—	20,000
Other liabilities	16,856	4,333
Total liabilities	$620,733	$575,051

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2016, 3,468,243 including 14,901 unvested restricted stock; issued and outstanding 2015, 3,517,648 including 14,401 unvested restricted stock	8,633	8,758
Surplus	12,642	13,730
Retained earnings	58,165	54,682
Accumulated other comprehensive (loss) income	(24)	1,051
Total shareholders’ equity	$79,416	$78,221
Total liabilities and shareholders’ equity	$700,149	$653,272
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2016, 2015, and 2014
(dollars in thousands, except per share amounts)

	2016	2015	2014
Interest and Dividend Income
Interest and fees on loans	$23,037	$21,751	$21,695
Interest and dividends on securities available for sale:
Taxable interest income	1,669	1,645	1,825
Interest income exempt from federal income taxes	925	972	1,096
Dividends	81	99	222
Interest on deposits in banks	73	26	12
Total interest and dividend income	$25,785	$24,493	$24,850
Interest Expense
Interest on deposits	787	741	924
Interest on federal funds purchased and securities sold under agreements to repurchase	1	10	20
Interest on Federal Home Loan Bank advances	136	336	650
Interest on trust preferred capital notes	—	78	132
Interest on interest rate swap	143	182	186
Total interest expense	$1,067	$1,347	$1,912
Net interest income	$24,718	$23,146	$22,938
(Recovery Of) Provision For Loan Losses	(188)	(227)	350
Net interest income after (recovery of) provision for loan losses	$24,906	$23,373	$22,588
Noninterest Income
Income from fiduciary activities	$1,356	$1,338	$1,162
Service charges on deposit accounts	1,227	1,244	1,323
Other service charges and fees	3,713	3,375	2,995
(Loss) on the sale and disposal of premises and equipment	(10)	(76)	(14)
Gain on sale of securities	98	124	990
Gain on redemption of trust preferred debt	—	2,424	—
Other operating income	285	9	150
Total noninterest income	$6,669	$8,438	$6,606
Noninterest Expenses
Salaries and employee benefits	$13,015	$12,318	$11,427
Occupancy expenses	1,486	1,563	1,280
Equipment expenses	1,333	1,102	720
Advertising and marketing expenses	633	612	571
Stationery and supplies	201	242	307
ATM network fees	903	805	712
Other real estate owned expense	73	336	27
Loss (gain) on foreclosure and sale of other real estate owned	90	(46)	(82)
FDIC assessment	304	439	357
Computer software expense	623	696	872
Bank franchise tax	501	505	466
Professional fees	949	1,025	988
Other bank service charges	209	71	73
Cost to terminate operating lease	—	520	—
Other operating expenses	2,332	2,293	2,268
Total noninterest expenses	$22,652	$22,481	$19,986
Income before income taxes	$8,923	$9,330	$9,208
Income Tax Expense	2,553	2,433	2,068
Net income	$6,370	$6,897	$7,140
Earnings Per Share
Net income per common share, basic	$1.81	$1.97	$2.08
Net income per common share, diluted	$1.81	$1.97	$2.08
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015, and 2014
(dollars in thousands)

	2016	2015	2014
Net income	$6,370	$6,897	$7,140
Other comprehensive (loss) income:
Changes in benefit obligations and plan assets for post retirement benefit plans, net of deferred income tax of $0, $0 and ($3) for the years ended December 31, 2016, 2015, and 2014, respectively	—	—	(5)
Unrealized (loss) gain on available for sale securities, net of reclassification adjustments, net of deferred income tax of ($554), ($234), and $473 for the years ended December 31, 2016, 2015, and 2014, respectively	(1,075)	(454)	919
Change in fair value of interest rate swap, net of deferred income tax of $0, $99, and $49 for the years ended December 31, 2016, 2015 and 2014, respectively	—	190	96
Total other comprehensive (loss) income	(1,075)	(264)	1,010
Total comprehensive income	$5,295	$6,633	$8,150
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2016, 2015, and 2014
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$8,482	$11,537	$46,082	$305	$66,406
Net income			$7,140		7,140
Other comprehensive income				1,010	1,010
Restricted stock awards, stock incentive plan (14,009 shares)	35	(35)			—
Income tax expense on vesting of restricted stock		21			21
Income tax benefit on disqualifying disposition of stock options exercised		7			7
Stock options exercised (927 shares)	2	(2)			—
Stock based compensation expense		290			290
Issuance of common stock, dividend investment plan (31,904 shares)	80	620			700
Issuance of common stock, employee benefit plan (8,893 shares)	22	180			202
Dividends declared ($0.77 per share)			(2,644)		(2,644)
Balance, December 31, 2014	$8,621	$12,618	$50,578	$1,315	$73,132
Net income			6,897		6,897
Other comprehensive (loss)				(264)	(264)
Restricted stock awards, stock incentive plan (14,363 shares)	36	(36)			—
Income tax benefit on vesting of restricted stock		5			5
Stock-based compensation expense		328			328
Issuance of common stock, dividend investment plan (32,340 shares)	81	648			729
Issuance of common stock, employee benefit plan (8,030 shares)	20	167			187
Dividends declared ($0.80 per share)			(2,793)		(2,793)
Balance, December 31, 2015	$8,758	$13,730	$54,682	$1,051	$78,221
Net income			6,370		6,370
Other comprehensive (loss)				(1,075)	(1,075)
Restricted stock awards, stock incentive plan (13,196 shares)	33	(33)			—
Income tax benefit on vesting of restricted stock		2			2
Stock-based compensation expense		314			314
Issuance of common stock, dividend investment plan (23,180 shares)	58	475			533
Issuance of common stock, employee benefit plan (3,326 shares)	8	73			81
Retirement of common stock (89,607 shares)	(224)	(1,919)			(2,143)
Dividends declared ($0.82 per share)			(2,887)		(2,887)
Balance, December 31, 2016	$8,633	$12,642	$58,165	$(24)	$79,416
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015, and 2014
(dollars in thousands)

	2016	2015	2014
Cash Flows from Operating Activities
Net income	$6,370	$6,897	7,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	932	843	772
Amortization of intangible and other assets	192	198	152
(Recovery of) Provision for loan losses	(188)	(227)	350
Valuation adjustments other real estate owned	12	288	—
Loss (gain) on foreclosure and sale of other real estate owned	90	(46)	(82)
Loss on the sale and disposal of premises and equipment	10	76	14
Loss on the sale of repossessed assets	1	—	4
(Gain) on the sale of securities	(98)	(124)	(990)
(Gain) on the redemption of trust preferred capital notes	—	(2,424)	—
Loss on derecognition of cash flow hedge	—	237	—
Fair value adjustment on derivative contract	(149)	(88)	—
Stock-based compensation expense	314	328	290
Premium amortization on securities, net	370	210	97
Deferred tax expense	207	432	142
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,095)	2,085	(451)
Increase (decrease) in other liabilities	2,732	(1,521)	(179)
Net cash provided by operating activities	$9,700	$7,164	$7,259
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$23,535	$17,368	$10,864
Proceeds from the sale of securities available for sale	11,356	3,653	8,546
Purchases of securities available for sale	(40,418)	(33,453)	(8,693)
Proceeds from the sale of restricted securities	850	1,325	284
Purchases of restricted securities	(22)	(413)	(900)
Proceeds from the sale of bank premises and equipment	—	7	—
Purchases of bank premises and equipment	(257)	(2,875)	(2,966)
Proceeds from the sale of other real estate owned	564	1,956	597
Proceeds from the sale of repossessed assets	4	10	29
Net (increase) in loans	(21,995)	(26,317)	(26,937)
Net cash (used in) investing activities	$(26,383)	$(38,739)	$(19,176)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$57,448	$49,690	$20,210
Net (decrease) in certificates of deposit	(4,289)	(2,788)	(3,980)
Net (decrease) increase in Federal Home Loan Bank advances	(20,000)	(20,000)	17,750
Redemption of trust preferred capital notes	—	(4,793)	—
Issuance of common stock, employee benefit plan	81	187	202
Retirement of common stock	(2,143)	—	—
Cash dividends paid	(2,354)	(2,064)	(1,944)
Net cash provided by financing activities	$28,743	$20,232	$32,238

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2016, 2015, and 2014
(dollars in thousands)

	2016	2015	2014
Increase (decrease) in cash and cash equivalents	$12,060	$(11,343)	$20,321
Cash and Cash Equivalents
Beginning	23,221	34,564	14,243
Ending	$35,281	$23,221	$34,564
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,099	$1,442	$1,916
Income taxes	$—	$583	$1,985
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(1,629)	$(688)	$1,392
Change in fair value of interest rate swap	$—	$52	$145
Other real estate and repossessed assets acquired in settlement of loans	$675	$870	$781
Loans made to finance the sale of other real estate owned	$315	$200	$148
Issuance of common stock, dividend investment plan	$533	$729	$700
Purchases of securities available for sale settled subsequent to year end	$9,826	$—	$—
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
The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 120 and 90 days delinquent, respectively, unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful.
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
Reclassifications
Certain reclassifications have been made to the 2015 financial statements to conform to reporting for 2016. The results of the reclassification are not considered material.

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

	2016	2015	2014
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,518,848	3,495,334	3,438,348
Effect of dilutive common stock	—	—	298
Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,518,848	3,495,334	3,438,646

There were no potentially dilutive securities outstanding in 2016 or 2015. There were no stock options excluded from the 2014 calculation of diluted earnings per common share because they were anti-dilutive.

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
The components of the change in unrealized gains (losses) on securities during 2016, 2015, and 2014 were as follows:

	2016	2015	2014
Gross unrealized gain (loss)	$(1,531)	$(564)	$2,382
Reclassification adjustment for realized (gain)	(98)	(124)	(990)
Net unrealized gain (loss) before taxes	(1,629)	(688)	1,392
Tax effect	554	234	(473)
	$(1,075)	$(454)	$919
The components of accumulated other comprehensive income (loss), net of deferred taxes, were as follows:

	Unrealized Gain (Loss) on Securities	Change in Fair Value of Interest Rate Swap	Post Retirement Benefit Plan	Total
December 31, 2014	$1,466	$(190)	$39	$1,315
2015 Change	(454)	190	—	(264)
December 31, 2015	1,012	—	39	1,051
2016 Change	(1,075)	—	—	(1,075)
December 31, 2016	$(63)	$—	$39	$(24)
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
Stock Repurchase Program
On June 15, 2016, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2017. During 2016, the Company purchased 89,607 shares of its Common Stock under its stock repurchase program at an average price of $23.92. All of these shares we retired. There was no repurchase activity during 2015 and 2014. The maximum number of shares that may yet be purchased under the plan as of December 31, 2016 are 60,393.
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

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

NOTE 2. Securities
Amortized costs and fair values of securities available for sale at December 31, 2016 and 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$30,404	$316	$(279)	$30,441
Mortgage-backed securities	42,681	147	(456)	42,372
Obligations of states and political subdivisions	46,271	770	(592)	46,449
	$119,356	$1,233	$(1,327)	$119,262
	December 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$37,348	$475	$(158)	$37,665
Mortgage-backed securities	28,858	293	(220)	28,931
Obligations of states and political subdivisions	38,082	1,169	(24)	39,227
	$104,288	$1,937	$(402)	$105,823

Carrying amounts of restricted securities at December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	584	1,412
Community Bankers’ Bank Stock	140	140
	$1,068	$1,896

The amortized cost and fair value of securities available for sale at December 31, 2016, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$3,391	$3,427
Due after one year through five years	22,446	22,981
Due after five years through ten years	43,965	43,717
Due after ten years	49,554	49,137
	$119,356	$119,262
During the twelve months ended December 31, 2016, the Company sold $11.4 million in available for sale securities for a gross gain of $108 thousand and a gross loss of $10 thousand. During the twelve months ended December 31, 2015, the Company sold $3.7 million in available for sale securities for a gross gain of $124 thousand. During the twelve months ended December 31, 2014, the Company sold $8.5 million in available for sale securities for a gross gain of $990 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2016 and 2015 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$19,129	$279	$—	$—	$19,129	$279
Mortgage-backed securities	28,013	456	—	—	28,013	456
Obligations of states and political subdivisions	16,823	592	—	—	16,823	592
	$63,965	$1,327	$—	$—	$63,965	$1,327
	December 31, 2015
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,296	$143	$1,985	$15	$23,281	$158
Mortgage-backed securities	18,563	194	1,105	26	19,668	220
Obligations of states and political subdivisions	3,414	22	497	2	3,911	24
	$43,273	$359	$3,587	$43	$46,860	$402

Gross unrealized losses on available for sale securities included eighty (80) and forty-five (45) debt securities at December 31, 2016 and December 31, 2015, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2016 and December 31, 2015 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary. The continuing economic recession involving housing, liquidity and credit were also contributing factors to the unrealized losses on these securities at December 31, 2016 and December 31, 2015. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $2.9 million at December 31, 2016 were pledged for various purposes required by law.

NOTE 3. Loans
The composition of loans at December 31, 2016 and 2015 was as follows:

	December 31,
	2016	2015
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$23,266	$35,019
Secured by farmland	8,525	6,550
Secured by 1-4 family residential properties	227,966	229,651
Multifamily	3,566	3,975
Commercial	208,525	175,172
Loans to farmers	1,338	1,331
Commercial and industrial loans	30,341	29,366
Consumer installment loans	12,677	13,530
All other loans	738	979
Total loans (1)	$516,942	$495,573
Less: Allowance for loan losses	4,505	4,959
Net Loans	$512,437	$490,614

(1) Included in total loans were net deferred loan fees of $183 thousand and $103 thousand, respectively.

NOTE 4. Allowance for Loan Losses
Changes in the allowance for loan losses for the years December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
		(in thousands)
Balance, beginning	$4,959	$5,080	$5,488
(Recovery of) provision for loan losses	(188)	(227)	350
Recoveries added to the allowance	341	562	725
Loan losses charged to the allowance	(607)	(456)	(1,483)
Balance, ending	$4,505	$4,959	$5,080

Nonaccrual and past due loans by class at December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$69	$49	$—	$118	$30,223	$30,341	$—	$278
Commercial Real Estate:
Owner Occupied	150	384	—	534	114,820	115,354	—	431
Non-owner occupied	—	54	135	189	92,982	93,171	—	1,066
Construction and Farmland:
Residential	50	—	—	50	4,627	4,677	—	—
Commercial	499	—	—	499	26,615	27,114	—	—
Consumer:
Installment	23	2	11	36	12,641	12,677	8	8
Residential:
Equity Lines	66	—	—	66	31,240	31,306	—	132
Single family	444	51	166	661	195,999	196,660	—	5,076
Multifamily	—	—	—	—	3,566	3,566	—	—
All Other Loans	—	—	—	—	2,076	2,076	—	—
Total	$1,301	$540	$312	$2,153	$514,789	$516,942	$8	$6,991

	December 31, 2015
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$1	$—	$—	$1	$29,365	$29,366	$—	$475
Commercial Real Estate:
Owner Occupied	623	142	—	765	108,942	109,707	—	1,614
Non-owner occupied	—	55	746	801	64,664	65,465	—	948
Construction and Farmland:
Residential	50	—	—	50	8,509	8,559	—	—
Commercial	356	72	—	428	32,582	33,010	—	310
Consumer:
Installment	43	3	—	46	13,484	13,530	—	—
Residential:
Equity Lines	175	—	—	175	34,246	34,421	—	276
Single family	2,123	209	1,296	3,628	191,602	195,230	307	1,662
Multifamily	—	—	—	—	3,975	3,975	—	—
All Other Loans	—	—	—	—	2,310	2,310	—	—
Total	$3,371	$481	$2,042	$5,894	$489,679	$495,573	$307	$5,285

Allowance for loan losses by segment at December 31, 2016, December 31, 2015 and December 31, 2014 were as follows:

	As of and for the Twelve Months Ended
	December 31, 2016
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Charge-Offs	—	(535)	—	—	(30)	(42)	—	(607)
Recoveries	144	124	8	11	49	5	—	341
Provision (recovery)	(469)	81	246	13	(59)	6	(6)	(188)
Ending balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Ending balance: Individually evaluated for impairment	$—	$268	$102	$15	$—	$—	$—	$385
Ending balance: collectively evaluated for impairment	$450	$1,724	$1,420	$220	$69	$22	$215	$4,120
Loans:
Ending balance	$31,791	$231,532	$208,525	$30,341	$12,677	$2,076	$—	$516,942
Ending balance individually evaluated for impairment	$1,320	$8,608	$2,864	$581	$7	$—	$—	$13,380
Ending balance collectively evaluated for impairment	$30,471	$222,924	$205,661	$29,760	$12,670	$2,076	$—	$503,562

	As of and for the Twelve Months Ended
	December 31, 2015
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Charge-Offs	(166)	(152)	(47)	—	(66)	(25)	—	(456)
Recoveries	75	142	115	181	33	16	—	562
Provision (recovery)	(85)	355	(147)	(434)	39	20	25	(227)
Ending balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Ending balance: Individually evaluated for impairment	$10	$423	$141	$2	$—	$—	$—	$576
Ending balance: collectively evaluated for impairment	$765	$1,899	$1,127	$209	$109	$53	$221	$4,383
Loans:
Ending balance	$41,569	$233,626	$175,172	$29,366	$13,530	$2,310	$—	$495,573
Ending balance individually evaluated for impairment	$1,392	$7,209	$4,555	$847	$—	$—	$—	$14,003
Ending balance collectively evaluated for impairment	$40,177	$226,417	$170,617	$28,519	$13,530	$2,310	$—	$481,570

	As of and for the Twelve Months Ended
	December 31, 2014
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,032	$2,225	$1,337	$555	$102	$82	$155	$5,488
Charge-Offs	(482)	(808)	(83)	—	(86)	(24)	—	(1,483)
Recoveries	26	63	381	164	87	4	—	725
Provision (recovery)	375	497	(288)	(255)	—	(20)	41	350
Ending balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Ending balance: Individually evaluated for impairment	$93	$303	$203	$44	$—	$—	$—	$643
Ending balance: collectively evaluated for impairment	$858	$1,674	$1,144	$420	$103	$42	$196	$4,437
Loans:
Ending balance	$36,489	$227,710	$161,299	$28,132	$13,874	$2,316	$—	$469,820
Ending balance individually evaluated for impairment	$2,665	$6,550	$5,716	$2,106	$—	$—	$—	$17,037
Ending balance collectively evaluated for impairment	$33,824	$221,160	$155,583	$26,026	$13,874	$2,316	$—	$452,783

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

The following table represents the effect on the loan loss provision for the year ended December 31, 2015 as a result of the change in allowance methodology from that used in prior periods. No similar changes to the methodology were made in the current period.

(in thousands)	Calculated Provision Based on Current Methodology	Calculation Provision Based on Prior Methodology	Difference
Portfolio Segment:
Construction and Farmland	$(85)	$(118)	$33
Residential Real Estate	355	173	182
Commercial Real Estate	(147)	(280)	133
Commercial	(434)	(457)	23
Consumer	39	28	11
All Other Loans	20	19	1
Total, excluding unallocated	$(252)	$(635)	$383

Impaired loans by class at December 31, 2016 and December 31, 2015 were as follows:

	As of and for the Year Ended
	December 31, 2016
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$311	$299	$—	$356	$21
Commercial Real Estate:
Owner Occupied	869	772	—	778	15
Non-owner occupied	1,298	1,066	—	1,137	13
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,320	1,324	—	1,358	75
Consumer:
Installment	8	8	—	9	—
Residential:
Equity lines	17	17	—	18	—
Single family	7,072	6,849	—	6,930	170
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$10,895	$10,335	$—	$10,586	$294
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$283	$283	$15	$298	$14
Commercial Real Estate:
Owner Occupied	203	203	37	205	10
Non-owner occupied	824	826	65	834	37
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Residential:
Equity lines	458	115	56	120	—
Single family	1,678	1,638	212	1,676	60
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,446	$3,065	$385	$3,133	$121
Total:
Commercial	$594	$582	$15	$654	$35
Commercial Real Estate	3,194	2,867	102	2,954	75
Construction and Farmland	1,320	1,324	—	1,358	75
Consumer	8	8	—	9	—
Residential	9,225	8,619	268	8,744	230
Other	—	—	—	—	—
Total	$14,341	$13,400	$385	$13,719	$415

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
For the year ended December 31, 2014, the average recorded investment of impaired loans was $19.1 million. The interest income recognized on impaired loans was $454 thousand in 2014.

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

Credit quality information by class at December 31, 2016 and December 31, 2015 was as follows:

	As of
	December 31, 2016
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,951	$3,858	$170	$362	$—	$—	$30,341
Commercial Real Estate:
Owner Occupied	99,365	13,050	1,766	742	431	—	115,354
Non-owner occupied	60,259	30,515	891	1,506	—	—	93,171
Construction and Farmland:
Residential	4,627	50	—	—	—	—	4,677
Commercial	21,105	5,349	314	346	—	—	27,114
Residential:
Equity Lines	30,791	382	—	17	116	—	31,306
Single family	182,404	6,850	724	6,533	149	—	196,660
Multifamily	3,032	534	—	—	—	—	3,566
All other loans	2,076	—	—	—	—	—	2,076
Total	$429,610	$60,588	$3,865	$9,506	$696	$—	$504,265

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$12,641	$36

	As of
	December 31, 2015
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,375	$3,175	$335	$364	$117	$—	$29,366
Commercial Real Estate:
Owner Occupied	90,230	12,553	4,521	1,416	987	—	109,707
Non-owner occupied	42,988	21,072	—	1,405	—	—	65,465
Construction and Farmland:
Residential	8,559	—	—	—	—	—	8,559
Commercial	20,391	10,886	1,395	338	—	—	33,010
Residential:
Equity Lines	30,267	3,878	—	145	131	—	34,421
Single family	170,168	19,086	950	4,600	426	—	195,230
Multifamily	3,975	—	—	—	—	—	3,975
All other loans	2,265	45	—	—	—	—	2,310
Total	$394,218	$70,695	$7,201	$8,268	$1,661	$—	$482,043

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,484	$46
One consumer loan totaling $5 thousand was rated below Pass at December 31, 2016. No consumer loans were rated below Pass at December 31, 2015.

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

There were twenty-six (26) troubled debt restructured loans totaling $7.3 million at December 31, 2016. At December 31, 2015, there were twenty-three (23) troubled debt restructured loans totaling $7.5 million. Six loans, totaling $1.6 million, were in nonaccrual status at December 31, 2016. Two loans, totaling $526 thousand, were in nonaccrual status at December 31, 2015. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2016.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the years ended December 31, 2016, 2015 and 2014:

		For the Year Ended
		December 31, 2016
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate:
Non-owner occupied	1	$736	$736
Residential:
Single family	4	560	463
Total	5	$1,296	$1,199

		For the Year Ended
		December 31, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	3	$794	$794
Total	3	$794	$794

		For the Year Ended
		December 31, 2014
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	2	$941	$639
Construction and Farmland:
Commercial	1	1,520	1,050
Residential:
Equity	1	69	69
Single family	1	216	216
Total	5	$2,746	$1,974

During the twelve months ended December 31, 2016, the Company restructured five loans by granting concessions to borrowers experiencing financial difficulties. One residential loan and one commercial real estate loan was modified by extending the amortization period and reducing the interest rate. Two residential loans were modified by reducing the payments to be affordable for the borrower. One residential loan was modified by changing payments to interest-only in order to reduce the monthly payment for a period of time.

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

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Year Ended
	December 31, 2016
	(in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	2	$588
Total	2	$588

	For the Year Ended
	December 31, 2015
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$267
Residential:
Equity	1	60
Single family	2	627
Total	4	$954

	For the Year Ended
	December 31, 2014
	(in thousands)
	Number of Contracts	Recorded Investment
Construction and Farmland:
Commercial	1	$79
Total	1	$79

Management defines default as over 30 days contractually past due under the modified terms or the foreclosure and repossession of the collateral and charge-off of the loan during the twelve month period subsequent to the modification.

NOTE 6. Bank Premises and Equipment, Net
The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(in thousands)
Land	$6,729	$6,729
Buildings and improvements	17,928	18,632
Furniture and equipment	6,876	8,824
	$31,533	$34,185
Less accumulated depreciation	11,364	13,221
Bank premises and equipment, net	$20,169	$20,964
Depreciation expense on buildings and improvements was $484 thousand, $470 thousand, and $446 thousand for the years ended 2016, 2015, and 2014, respectively. Depreciation expense on furniture and equipment was $448 thousand, $373 thousand, and $326 thousand for the years ended 2016, 2015, and 2014, respectively.
As of December 31, 2016, one facility was under an operating lease, which expires in 2030. This lease requires payment of certain operating expenses and contains renewal options. The total minimum rental commitment at December 31, 2016 under this lease was due as follows:

December 31, 2016
(in thousands)
2017	$200
2018	200
2019	200
2020	213
2021	220
Thereafter	1,944
$2,977
The total building and equipment rental expense was $236 thousand, $271 thousand, and $135 thousand in 2016, 2015, and 2014, respectively.
On June 10, 2015, the Company purchased the land on which one of its retail branches resides. The land was purchased subject to an existing lease and subsequently recorded at market value, resulting in a write down of the total purchase price. This write down appears in the Consolidated Statement of Income as a Cost to terminate operating lease.

NOTE 7. Deposits
The composition of deposits at December 31, 2016 and December 31, 2015 was as follows:

	December 31,
	2016	2015
	(in thousands)
Noninterest bearing demand deposits	$208,948	$186,133
Savings and interest bearing demand deposits:
NOW accounts	$85,944	$86,199
Money market accounts	126,632	105,560
Regular savings accounts	94,271	80,455
	$306,847	$272,214
Time deposits:
Balances of less than $250,000	$67,159	$80,444
Balances of $250,000 and more	20,923	11,927
	$88,082	$92,371
	$603,877	$550,718

Time deposits with balances of less than $250,000 include $2.2 million and $12.9 million in brokered certificates of deposit at December 31, 2016 and 2015, respectively. There were no time deposits with balances of $250,000 and more in brokered certificates of deposit at December 31, 2016 and 2015, respectively.

The outstanding balance of time deposits at December 31, 2016 was due as follows:

December 31, 2016
(in thousands)
2017	$69,825
2018	8,158
2019	4,087
2020	1,138
2021	4,863
Thereafter	11
$88,082
Deposit overdrafts reclassified as loans totaled $272 thousand and $116 thousand at December 31, 2016 and 2015, respectively.

NOTE 8. Borrowings
The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased and Federal Home Loan Bank advances.
Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 16. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
	(dollars in thousands)
Balance at year-end	$—	$—
Average balance during the year	$73	$1,154
Average interest rate during the year	0.81%	0.92%
Maximum month-end balance during the year	$1,302	$8,329
Gross lines of credit at year-end	$36,000	$36,000
Unused lines of credit at year-end	$36,000	$36,000
As of December 31, 2016, the Company also had a $5.0 million gross and unused line of credit, in addition to the $36.0 million in federal funds lines of credit listed in the table above.
As of December 31, 2016, Company had remaining credit availability in the amount of $150.2 million at the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. The amount of the available credit is also limited to 20% of total Bank assets.
The Company had no long-term borrowings with the FHLB at December 31, 2016. The Company also had no short-term borrowings with the FHLB at December 31, 2016. The Company had a $15.0 million irrevocable letter of credit at December 31, 2016 with the FHLB to secure public deposits. The Company had $20.0 million in borrowings with the FHLB at December 31, 2015.

NOTE 9. Income Taxes
The Company files income tax returns with the United States of America and the Commonwealth of Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2013.
The net deferred tax asset at December 31, 2016 and 2015 consisted of the following components:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,525	$1,678
Deferred compensation	117	116
Accrued postretirement benefits	40	47
Home equity origination costs	73	59
Other real estate owned valuation allowance	—	80
Nonaccrual interest	151	211
Securities available for sale	32	—
Other	193	120
	$2,131	$2,311
Deferred tax liabilities:
Property and equipment	$814	$812
Securities available for sale	—	522
	$814	$1,334
Net deferred tax asset	$1,317	$977
The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.
Income tax expense for the years ended December 31, 2016, 2015 and 2014 consisted of the following components:

	December 31,
	2016	2015	2014
	(in thousands)
Current tax expense	$2,346	$2,001	$1,926
Deferred tax expense	207	432	142
	$2,553	$2,433	$2,068

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
	(in thousands)
Statutory federal corporate tax amount	$3,034	$3,172	$3,131
Tax-exempt interest (income)	(387)	(404)	(454)
Officer insurance loss	15	11	9
Net tax credits	(126)	(105)	(593)
Other	17	(241)	(25)
	$2,553	$2,433	$2,068

The effective tax rates were 28.62%, 26.08%, and 22.46%, for years ended December 31, 2016, 2015, and 2014, respectively.

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
The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2016 but are included in other comprehensive income: unrecognized net actuarial gain of $39 thousand. The transition obligation included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2017 is $4 thousand.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2016, 2015, and 2014 and a statement of the funded status at December 31, 2016, 2015 and 2014 for the postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Postretirement Benefits Plan
	2016	2015	2014
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$128	$137	$138
Service cost	—	—	—
Interest cost	4	4	5
Actuarial (gain) loss	(7)	(6)	1
Benefits paid	(7)	(7)	(7)
Settlement loss	—	—	—
Benefit obligation, ending	$118	$128	$137
Change in Plan Assets:
Fair value of plan assets, beginning	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contributions	7	7	7
Benefits paid	(7)	(7)	(7)
Fair value of plan assets, ending	$—	$—	$—

	Postretirement Benefits Plan
	2016	2015	2014
	(in thousands)
Funded Status:
Funded status	$(118)	$(128)	$(137)
Unrecognized net actuarial loss	—	—	—
Unrecognized net transition obligation	—	—	—
Unrecognized prior service cost	—	—	—
Accrued benefits	$(118)	$(128)	$(137)
Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—
Accrued liability	(118)	(128)	(137)
	$(118)	$(128)	$(137)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial (gain)	$(58)	$(58)	$(58)
Net transition obligation	—	—	—
Deferred tax liability	19	19	19
	$(39)	$(39)	$(39)

The following tables provide the components of net periodic benefit cost of the postretirement benefit plan for the years ended December 31, 2016, 2015, and 2014:

	Postretirement Benefits Plan
	2016	2015	2014
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	4	4	5
Expected return on plan assets	—	—	—
Amortization of prior service costs	—	—	—
Amortization of transition obligation	—	—	—
Recognized net loss due to settlement	—	—	—
Amortization of net actuarial gain	(6)	(6)	(9)
Net periodic benefit cost	$(2)	$(2)	$(4)
The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 3.00% for 2016, 3.25% for 2015, and 3.00% for 2014. For measurement purposes, a 10.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017 and 2018, 8.00% for 2019 and 2020, and 6.00% for 2021 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2016 would have increased by $4 thousand and the net periodic benefit cost for 2016 would have increased by less than $1 thousand. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2016 would have decreased by $3 thousand and the net periodic benefit cost for 2016 would have decreased by less than $1 thousand.
Estimated future benefit payments at December 31, 2016, which reflect expected future service, as appropriate, were as follows:

Postretirement Benefits
(in thousands)
2017	$14
2018	14
2019	14
2020	13
2021	12
2022 - 2026	45

NOTE 11. Stock-Based Compensation
The exercise price of stock options granted under this plan, both incentive and non-qualified, cannot be less than the fair market value of the common stock on the date that the option is granted. The maximum term for an option granted under this plan is ten years and options granted may be subject to a vesting schedule. All of the non-qualified stock options granted under the plan had a ten year term and were subject to a vesting period. The following table summarizes options outstanding at December 31, 2014. There was no stock option activity during 2016 and 2015.

	2014
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	10,000	$21.55
Granted	—	—
Exercised	(927)	21.55
Forfeited	(9,073)	21.55
Outstanding, end of year	—	$—

Exercisable, end of year	—	$—
Weighted average fair value of options granted during the year		$—

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than nine months. During 2016, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a one year period. Vesting schedules were unchanged from the two prior years. The following table presents the activity for Restricted Stock for the years ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended
	December 31,
	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	14,401	$22.98	15,151	$22.27	17,050	$19.92
Granted	14,650	23.07	14,650	23.85	14,900	23.50
Vested	(13,196)	23.00	(14,363)	23.09	(14,009)	20.75
Forfeited	(954)	23.00	(1,037)	23.50	(2,790)	22.11
Nonvested, end of period	14,901	$23.05	14,401	$22.98	15,151	$22.27

The Company recognizes compensation expense over the restricted period. Compensation expense was $314 thousand, $328 thousand, and $290 thousand during December 31, 2016, 2015, and 2014, respectively. The total grant date fair value of Restricted Stock which vested was $303 thousand and $332 thousand for the years ended December 31, 2016 and 2015, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $63 thousand at December 31, 2016. This amount is expected to be recognized over a weighted average period of one year.

NOTE 12. Employee Benefits
The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2016, 2015, and 2014.
The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $990 thousand in 2016, $956 thousand in 2015, and $927 thousand in 2014.
The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $64 thousand and $71 thousand at December 31, 2016 and 2015, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $29 thousand in 2016, $29 thousand in 2015, and $21 thousand in 2014. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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
As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2016 and 2015, the amount of daily average required balances were approximately $1.3 million and $1.2 million, respectively. For both periods, these required amounts were met by vault cash and no additional amount was required to be on deposit with the Federal Reserve Bank. In addition, the Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $250 thousand at December 31, 2016 and 2015.
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

On December 4, 2008, the Company entered into an interest rate swap agreement related to the outstanding trust preferred capital notes. The swap agreement became effective on December 1, 2008. The notional amount of the interest rate swap was $7.0 million and had an expiration date of December 1, 2016. Under the terms of the agreement, the Company paid interest quarterly at a fixed rate of 2.85% and received interest quarterly at a variable rate of three month LIBOR. The variable rate reset on each interest payment date. This agreement was designated as a cash-flow hedge at inception of the contract until the redemption of the trust preferred capital notes on July 29, 2015. As a result of the redemption, the derivative contract was no longer classified as a cash flow hedge and was recorded in the balance sheet at its fair value with changes in fair value recorded in Other operating income in the Consolidated Statements of Income.

The following table summarizes the fair value of derivative instruments at December 31, 2016 and December 31, 2015:

	2016		2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(dollars in thousands)
Derivatives not designated as hedging instruments under GAAP
Interest rate swap contracts	Other Liabilities	$—	Other Liabilities	$149

The following tables present the effect of the derivative instrument on the Consolidated Statements of Income for December 31, 2016, 2015, and 2014:

Derivatives not designated as hedging instruments under GAAP	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2016	2015	2014
		(dollars in thousands)
Interest rate swap contracts, net of tax	Other operating income	$149	$88	—

The balance of the interest rate swap liability was $237 thousand at the time of the redemption of the Company's trust preferred debt on July 29, 2015. The total amount recorded in accumulated other comprehensive income at that date was reclassified to earnings due to the derecognition of the cash flow hedge. Subsequent to the redemption of the debt and reclassification, the interest rate swap derivative was adjusted to its fair value resulting in a $149 thousand and $88 thousand gain recorded in Other operating income in the Consolidated Statements of Income for the twelve months ended December 31, 2016 and 2015, respectively.

NOTE 15. Transactions with Directors and Officers
The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $4.7 million and $4.0 million at December 31, 2016 and 2015, respectively. These balances reflect total principal additions of $5.0 million and total principal payments of $4.3 million, during 2016. The aggregate balance of deposits from directors, principal officers and their related parties was $15.6 million and $12.9 million at December 31, 2016 and 2015, respectively. Adjustments were made to prior year amounts for directors and officers that are no longer considered to be related parties.

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

In July 2013, the Federal Reserve Bank issued a final rule that makes technical changes to its market risk capital rules to align them with the BASEL III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The phase-in period for the final rules began January 1, 2015 with full compliance with the final rules to be phased in by January 1, 2019. As a part of this final rule, the Bank was required to begin calculating and disclosing Common Equity Tier 1 Capital to risk weighted assets in 2015. Although not required by the final rule, the Company also began calculating and disclosing Common Equity Tier 1 Capital to risk weighted assets in 2015. In addition to the minimum regulatory capital required for capital adequacy purposes , the Company is required to maintain a minimum Capital Conservation Buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the Capital Conservation Buffer was 0.625% on January 1, 2016 and will increase by 0.625% each year until it reaches 2.5% on January 1, 2019. The Capital Conservation Buffer is applicable to all ratios except the leverage ratio, which is noted below as Tier 1 Capital to Average Assets.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2016 and 2015.

At December 31, 2016, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2016 and 2015:

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2016:
Common Equity Tier 1 Capital to Risk
Weighted Assets
Consolidated	$79,440	15.68%	$22,798	4.50%	N/A
Bank of Clarke County	$76,124	15.11%	$22,666	4.50%	$32,740	6.50%
Total Capital to Risk Weighted Assets
Consolidated	$83,977	16.58%	$40,531	8.00%	N/A
Bank of Clarke County	$80,640	16.01%	$40,295	8.00%	$50,369	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$79,440	15.68%	$30,398	6.00%	N/A
Bank of Clarke County	$76,124	15.11%	$30,221	6.00%	$40,295	8.00%
Tier 1 Capital to Average Assets
Consolidated	$79,440	11.84%	$26,848	4.00%	N/A
Bank of Clarke County	$76,124	11.40%	$26,711	4.00%	$33,389	5.00%

December 31, 2015:
Common Equity Tier 1 Capital to Risk
Weighted Assets
Consolidated	$77,170	15.22%	$22,819	4.50%	N/A
Bank of Clarke County	$74,034	14.72%	$22,633	4.50%	$32,692	6.50%
Total Capital to Risk Weighted Assets
Consolidated	$82,156	16.20%	$40,567	8.00%	N/A
Bank of Clarke County	$78,997	15.71%	$40,237	8.00%	$50,296	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$77,170	15.22%	$30,425	6.00%	N/A
Bank of Clarke County	$74,034	14.72%	$30,177	6.00%	$40,237	8.00%
Tier 1 Capital to Average Assets
Consolidated	$77,170	12.13%	$25,438	4.00%	N/A
Bank of Clarke County	$74,034	11.65%	$25,426	4.00%	$31,783	5.00%

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
At December 31, 2016, the Bank’s retained earnings available for the payment of dividends to the Company was $6.8 million. Accordingly, $69.3 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2016. Funds available for loans or advances by the Bank to the Company amounted to $1.1 million at December 31, 2016.

NOTE 18. Dividend Investment Plan
The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at its fair market value on each dividend record date. During 2016, the Company amended the Plan to provide that shares of common stock purchased through the Plan would be purchased at a price equal to the market price of the shares. Prior to this date, the Plan allowed participants' dividends to purchase additional shares of common stock at 95% of its fair market value. Our board of directors determined to eliminate the discount for purchases of shares in order to reflect current best practices and market standards for dividend reinvestment plans generally and among our peers.  No other changes have been made to the operation of the dividend reinvestment features of the Plan, and current participants will remain enrolled in the Plan under their current methods of participation unless they choose to alter their enrollment following the procedures described in this prospectus.

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
At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2016	2015
	(dollar in thousands)
Commitments to extend credit	$27,144	$18,247
Unfunded commitments under lines of credit	100,530	90,287
Commercial and standby letters of credit	5,897	4,286
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
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2016, $5.0 million of the outstanding letters of credit were collateralized.
The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2016 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.2 million.

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

NOTE 21. Quarterly Condensed Statements of Income - Unaudited
The Company’s quarterly net income, net income per common share and dividends per common share during 2016 and 2015 are summarized as follows:

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,421	$6,642	$6,279	$6,443
Net interest income after provision for loan losses	6,035	6,345	6,162	6,364
Noninterest income	1,635	1,738	1,687	1,609
Noninterest expenses	5,554	5,832	5,871	5,395
Income before income taxes	2,116	2,251	1,978	2,578
Net income	1,525	1,610	1,430	1,805
Net income per common share, basic	0.43	0.46	0.40	0.52
Net income per common share, diluted	0.43	0.46	0.40	0.52
Dividends per common share	0.20	0.20	0.20	0.22

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$5,938	$6,121	$6,265	$6,169
Net interest income after provision for loan losses	5,408	5,494	6,354	6,117
Noninterest income	1,629	1,644	3,830	1,335
Noninterest expenses	5,058	6,131	5,518	5,774
Income before income taxes	1,979	1,007	4,666	1,678
Net income	1,455	798	3,289	1,355
Net income per common share, basic	0.42	0.23	0.94	0.38
Net income per common share, diluted	0.42	0.23	0.94	0.38
Dividends per common share	0.20	0.20	0.20	0.20

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015:

		Fair Value Measurements at
		December 31, 2016
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$30,441	$—	$30,441	$—
Mortgage-backed securities	42,372	—	42,372	—
Obligations of states and political subdivisions	46,449	—	45,835	614
Total assets at fair value	$119,262	$—	$118,648	$614
Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

		Fair Value Measurements at
		December 31, 2015
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$37,665	$—	$37,665	$—
Mortgage-backed securities	28,931	—	28,931	—
Obligations of states and political subdivisions	39,227	—	38,543	684
Total assets at fair value	$105,823	$—	$105,139	$684
Liabilities:
Interest rate swap	149	—	149	—
Total liabilities at fair value	$149	$—	$149	$—

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
The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2016 and December 31, 2015:

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2016
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 7%	5%
Other real estate owned	Discounted appraised value	Selling cost	6%	6%

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2015
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	3% - 8%	5%
Other real estate owned	Discounted appraised value	Selling cost	2% - 6%	5%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2016 and December 31, 2015:

		Carrying value at
		December 31, 2016
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,671	$—	$—	$2,671
Nonfinancial Assets:
Other real estate owned	370	—	—	370
		Carrying value at
		December 31, 2015
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$5,099	$—	$—	$5,099
Nonfinancial Assets:
Other real estate owned	571	—	—	571
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

The carrying amount and fair value of the Company’s financial instruments at December 31, 2016 and 2015 were as follows:

	Fair Value Measurements at
	December 31, 2016
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
	(in thousands)
Financial Assets:
Cash and short-term investments	$35,281	$35,281	$—	$—	$35,281
Securities	119,262	—	118,648	614	119,262
Restricted Investments	1,068	—	1,068	—	1,068
Loans, net	512,437	—	—	512,181	512,181
Bank owned life insurance	588	—	588	—	588
Accrued interest receivable	1,769	—	1,769	—	1,769

Financial Liabilities:
Deposits	$603,877	$—	$603,516	$—	$603,516
Accrued interest payable	34	—	34	—	34

	Fair Value Measurements at
	December 31, 2015
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
	(in thousands)
Financial assets:
Cash and short-term investments	$23,221	$23,221	$—	$—	$23,221
Securities	105,823	—	105,139	684	105,823
Restricted Investments	1,896	—	1,896	—	1,896
Loans, net	490,614	—	—	493,804	493,804
Bank owned life insurance	1,739	—	1,739	—	1,739
Accrued interest receivable	632	—	632	—	632

Financial liabilities:
Deposits	$550,718	$—	$550,509	$—	$550,509
Federal Home Loan Bank advances	20,000	—	19,992	—	19,992
Accrued interest payable	66	—	66	—	66
Interest rate swap contract	149	—	149	—	149

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

NOTE 23. Change in Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available for sale securities, change in fair value of interest rate swaps and changes in benefit obligations and plan assets for the post retirement benefit plan. Changes to accumulated other comprehensive income (loss) are presented net of tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income (loss) are recorded in the Consolidated Statements of Income either as a gain or loss.

Changes to accumulated other comprehensive income (loss) by components are shown in the following tables for the years ended December 31, 2016, 2015, and 2014:

	Twelve Months Ended
	December 31,
	2016			2015				2014
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$1,012	$39	$1,051	$1,466	$(190)	$39	$1,315	$547	$(286)	$44	$305
Other comprehensive (loss) income before reclassifications	(1,531)	—	(1,531)	(564)	52	—	(512)	2,382	145	(8)	2,519
Reclassifications from other comprehensive (loss) income	(98)	—	(98)	(124)	237	—	113	(990)	—	—	(990)
Tax effect of current period changes	554	—	554	234	(99)	—	135	(473)	(49)	3	(519)
Current period changes net of taxes	(1,075)	—	(1,075)	(454)	190	—	(264)	919	96	(5)	1,010
December 31	$(63)	$39	$(24)	$1,012	$—	$39	$1,051	$1,466	$(190)	$39	$1,315

For the years ended December 31, 2016, 2015, and 2014, $98 thousand, $124 thousand, and $990 thousand, respectively, was reclassified out of comprehensive income and appeared as Gain on Sale of Securities in the Consolidated Statement of Income. The tax related to these reclassifications was $33 thousand, $42 thousand, and $337 thousand for the years ended December 31, 2016, 2015, and 2014, respectively. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

For the twelve months ended December 31, 2015, $237 thousand was reclassified out of accumulated other comprehensive income related to the Company's derecognition of it's cash flow hedge. This loss was recorded in Other operating income in the Consolidated Statements of Income. Tax related to this reclassification was $81 thousand and was included in Income Tax Expense in the Consolidated Statements of Income. There were no reclassifications related to cash flow hedges during the twelve months ended December 31, 2016 and 2014.

NOTE 24. Condensed Financial Information – Parent Company Only
EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Balance Sheets
December 31, 2016 and 2015
(dollars in thousands)

	2016	2015
Assets
Cash held in subsidiary bank	$391	$404
Due from banks	—	505
Loans, net of allowance	2,881	2,941
Investment in subsidiaries, at cost, plus undistributed net income	76,099	75,084
Other assets	45	4
Total assets	$79,416	$78,938

Liabilities and Shareholders’ Equity
Other liabilities	$—	$717
Total liabilities	$—	$717

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,633	8,758
Surplus	12,642	13,730
Retained earnings	58,165	54,682
Accumulated other comprehensive (loss) income	(24)	1,051
Total shareholders’ equity	$79,416	$78,221
Total liabilities and shareholders’ equity	$79,416	$78,938

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2016, 2015, and 2014
(dollars in thousands)

	2016	2015	2014
Income
Dividends from subsidiary bank	$4,350	$6,576	$1,550
Interest and fees on loans	97	52	—
Other interest and dividends	2	11	183
Gain on redemption of trust preferred debt	—	2,424	—
Other income (loss)	149	(121)	283
Total income	$4,598	$8,942	$2,016

Expenses
Interest expense on borrowings	$143	$260	$317
Other operating expenses	211	260	226
Total expenses	$354	$520	$543
Income before income tax (benefit) expense and equity (deficit) in undistributed earnings of subsidiary bank	$4,244	$8,422	$1,473

Income Tax (Benefit) Expense	(36)	629	(37)
Income before equity (deficit) in undistributed earnings of subsidiary bank	$4,280	$7,793	$1,510

Equity (Deficit) in Undistributed Net Income of Subsidiary Bank	2,090	(896)	5,630
Net income	$6,370	$6,897	$7,140
Comprehensive income	$5,295	$6,633	$8,150

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2016, 2015, and 2014
(dollars in thousands)

	2016	2015	2014
Cash Flows from Operating Activities
Net Income	$6,370	$6,897	$7,140
Adjustments to reconcile net income to net cash provided by operating activities
(Recovery of) Provision for loan losses	(2)	23	—
(Gain) on the sale of securities	—	(27)	(283)
(Gain) on the redemption of trust preferred capital notes	—	(2,424)	—
Loss on derecognition of cash flow hedge	—	237	—
Fair value adjustment on derivative contract	(149)	(88)	—
Stock-based compensation expense	314	328	290
Undistributed earnings of subsidiary bank	(2,090)	896	(5,630)
Changes in assets and liabilities:
(Increase) decrease in other assets	(39)	294	(10)
(Decrease) increase in other liabilities	(568)	814	1
Net cash provided by operating activities	$3,836	$6,950	$1,508

Cash Flows from Investing Activities
Purchases of securities available for sale	$—	$—	$(761)
Proceeds from the sale of securities available for sale	—	1,009	1,865
Proceeds from maturities of securities available for sale	—	385	405
Net decrease (increase) in loans	62	(2,963)	—
Net cash provided by (used in) investing activities	$62	$(1,569)	$1,509

Cash Flows from Financing Activities
Redemption of trust preferred capital notes	$—	$(4,793)	$—
Cash dividends paid	(2,354)	(2,064)	(1,944)
Issuance of common stock, employee benefit plan	81	187	202
Retirement of common stock	(2,143)	—	—
Net cash (used in) financing activities	$(4,416)	$(6,670)	$(1,742)
(Decrease) increase in cash	$(518)	$(1,289)	$1,275

Cash
Beginning	$909	$2,198	$923
Ending	$391	$909	$2,198

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2016, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2016, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.
Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance
The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2017 Annual Meeting of Shareholders to be held May 16, 2017.

Item 11. Executive Compensation
The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2017 Annual Meeting of Shareholders to be held May 16, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2017 Annual Meeting of Shareholders to be held May 16, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2017 Annual Meeting of Shareholders to be held May 16, 2017.

Item 14. Principal Accounting Fees and Services
The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2017 Annual Meeting of Shareholders to be held May 16, 2017.

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

10.6	Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.10	Eagle Financial Services, Inc. Dividend Investment Plan (incorporated herein by reference to to the Company’s Registration Statement on Form S-3, File No. 333-209460, filed on February 10, 2016).*

10.11	Employment Agreement of Carl A. Esterhay (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).*

10.12	Employment Agreement of Joseph T. Zmitrovich (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).*

21.1	Subsidiary of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

23.2	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

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
John R. Milleson
President and Chief Executive Officer
Date: March 29, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2017.

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

10.6	Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).*

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.10	Eagle Financial Services, Inc. Dividend Investment Plan (incorporated herein by reference to to the Company’s Registration Statement on Form S-3, File No. 333-209460, filed on February 10, 2016).*

10.11	Employment Agreement of Carl A. Esterhay (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).*

10.12	Employment Agreement of Joseph T. Zmitrovich (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).*

21.1	Subsidiary of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

23.2	Consent of Smith Elliott Kearns & Company, LLC.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements.