Form 10-Q
period 2017-03-31
EAGLE FINANCIAL SERVICES INC
filed 2017-05-12
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company.)	Smaller reporting company	☒
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 5, 2017 was 3,474,659.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$9,773	$12,515
Interest-bearing deposits with other institutions	15,054	22,610
Federal funds sold	132	156
Total cash and cash equivalents	24,959	35,281
Securities available for sale, at fair value	131,381	119,262
Restricted investments	1,068	1,068
Loans	519,358	516,942
Allowance for loan losses	(4,418)	(4,505)
Net Loans	514,940	512,437
Bank premises and equipment, net	19,959	20,169
Other real estate owned, net of allowance	106	370
Other assets	12,727	11,562
Total assets	$705,140	$700,149
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$213,542	$208,948
Savings and interest bearing demand deposits	317,325	306,847
Time deposits	85,006	88,082
Total deposits	$615,873	$603,877
Other liabilities	8,740	16,856
Total liabilities	$624,613	$620,733

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2017, 3,472,186 including 19,301 shares of unvested restricted stock; issued and outstanding 2016, 3,468,243 including 14,901 shares of unvested restricted stock	8,632	8,633
Surplus	12,548	12,642
Retained earnings	59,442	58,165
Accumulated other comprehensive (loss)	(95)	(24)
Total shareholders’ equity	$80,527	$79,416
Total liabilities and shareholders’ equity	$705,140	$700,149
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Interest and Dividend Income
Interest and fees on loans	$5,736	$5,709
Interest and dividends on securities available for sale:
Taxable interest income	550	440
Interest income exempt from federal income taxes	254	233
Dividends	5	23
Interest on deposits with other institutions	21	16
Total interest and dividend income	$6,566	$6,421
Interest Expense
Interest on deposits	$203	$201
Interest on Federal Home Loan Bank advances	—	65
Interest on interest rate swap	—	41
Total interest expense	$203	$307
Net interest income	$6,363	$6,114
(Recovery of) Provision For Loan Losses	(527)	79
Net interest income after (recovery of) provision for loan losses	$6,890	$6,035
Noninterest Income
Income from fiduciary activities	$292	$328
Service charges on deposit accounts	299	290
Other service charges and fees	953	829
Gain on sale of securities	50	86
Other operating income	79	102
Total noninterest income	$1,673	$1,635
Noninterest Expenses
Salaries and employee benefits	$3,350	$3,264
Occupancy expenses	377	408
Equipment expenses	239	246
Advertising and marketing expenses	178	162
Stationery and supplies	41	50
ATM network fees	220	177
Other real estate owned expense	1	—
(Gain) on sales of other real estate owned	(1)	—
FDIC assessment	52	105
Computer software expense	196	136
Bank franchise tax	125	126
Professional fees	291	228
Data processing fees	117	64
Other operating expenses	525	588
Total noninterest expenses	$5,711	$5,554
Income before income taxes	$2,852	$2,116
Income Tax Expense	810	591
Net income	$2,042	$1,525
Earnings Per Share
Net income per common share, basic	$0.59	$0.43
Net income per common share, diluted	$0.59	$0.43
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$2,042	$1,525
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($37) and $289 for the three months ended, respectively	(71)	563
Total other comprehensive (loss) income	(71)	563
Total comprehensive income	$1,971	$2,088
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$8,758	$13,730	$54,682	$1,051	$78,221
Net income			1,525		1,525
Other comprehensive income				563	563
Vesting of restricted stock awards, stock incentive plan (5,000 shares)	13	(13)			—
Stock-based compensation expense		55			55
Issuance of common stock, dividend investment plan (7,738 shares)	19	150			169
Issuance of common stock, employee benefit plan (648 shares)	2	14			16
Dividends declared ($0.20 per share)			(706)		(706)
Balance, March 31, 2016	$8,792	$13,936	$55,501	$1,614	$79,843

Balance, December 31, 2016	$8,633	$12,642	$58,165	$(24)	79,416
Net income			2,042		2,042
Other comprehensive (loss)				(71)	(71)
Vesting of restricted stock awards, stock incentive plan (5,250 shares)	13	(13)			—
Stock-based compensation expense		65			65
Issuance of common stock, dividend investment plan (3,150 shares)	8	77			85
Repurchase and retirement of common stock (8,857 shares)	(22)	(223)			(245)
Dividends declared ($0.22 per share)			(765)		(765)
Balance, March 31, 2017	$8,632	$12,548	$59,442	$(95)	$80,527
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$2,042	$1,525
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	236	231
Amortization of intangible and other assets	54	32
(Recovery of) Provision for loan losses	(527)	79
(Gain) on sale of other real estate owned	(1)	—
Loss on the sale and disposal of premises and equipment	6	—
Loss on the sale of repossessed assets	2	—
(Gain) on the sale of securities	(50)	(86)
Fair value adjustment on derivative contract	—	(33)
Stock-based compensation expense	65	55
Premium amortization on securities, net	133	91
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,181)	650
(Decrease) increase in other liabilities	(8,116)	689
Net cash (used in) provided by operating activities	$(7,337)	$3,233
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$2,016	$5,876
Proceeds from the sale of securities available for sale	2,925	4,314
Purchases of securities available for sale	(17,251)	(3,876)
Purchases of bank premises and equipment	(32)	(23)
Proceeds from the sale of other real estate owned	265	—
Proceeds from the sale of repossessed assets	2	1
Net (increase) in loans	(1,981)	(15,496)
Net cash (used in) investing activities	$(14,056)	$(9,204)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$15,072	$13,962
Net (decrease) in time deposits	(3,076)	(5,241)
Issuance of common stock, employee benefit plan	—	16
Repurchase and retirement of common stock	(245)	—
Cash dividends paid	(680)	(537)
Net cash provided by financing activities	$11,071	$8,200

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Three Months Ended
	March 31,
	2017	2016
(Decrease) increase in cash and cash equivalents	$(10,322)	$2,229
Cash and Cash Equivalents
Beginning	35,281	23,221
Ending	$24,959	$25,450
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$210	$316
Income taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(108)	$852
Other real estate and repossessed assets acquired in settlement of loans	$5	$1
Issuance of common stock, dividend investment plan	$85	$169
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2017
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2017 and December 31, 2016, the results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. The Company recognizes compensation expense over the restricted period. As of March 31, 2017, there was $170 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents Restricted Stock activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	14,901	$23.05	14,401	$22.98
Granted	9,650	25.50	9,650	23.00
Vested	(5,250)	23.15	(5,000)	22.78
Forfeited	—	—	—	—
Nonvested, end of period	19,301	24.25	19,051	23.04

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2017 and 2016. During 2017 and 2016, there were no potentially dilutive securities outstanding.

	Three Months Ended
	March 31,
	2017	2016
Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	3,478,053	3,531,134

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$32,421	$317	$(307)	$32,431
Mortgage-backed securities	49,847	88	(554)	49,381
Obligations of states and political subdivisions	49,315	788	(534)	49,569
	$131,583	$1,193	$(1,395)	$131,381
	December 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$30,404	$316	$(279)	$30,441
Mortgage-backed securities	42,681	147	(456)	42,372
Obligations of states and political subdivisions	46,271	770	(592)	46,449
	$119,356	$1,233	$(1,327)	$119,262

During the three months ended March 31, 2017, the Company received proceeds of $2.9 million on sales of available for sale securities for a gross gain of $50 thousand. There were no losses on the sale of available for sale securities during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company sold $4.3 million of available for sale securities for a gross gain of $86 thousand. There were no losses on the sale of available for sale securities during the three months ended March 31, 2016.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2017 and December 31, 2016 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$16,174	$307	$—	$—	$16,174	$307
Mortgage-backed securities	39,342	554	—	—	39,342	554
Obligations of states and political subdivisions	18,417	534	—	—	18,417	534
	$73,933	$1,395	$—	$—	$73,933	$1,395
	December 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$19,129	$279	$—	$—	$19,129	$279
Mortgage-backed securities	28,013	456	—	—	28,013	456
Obligations of states and political subdivisions	16,823	592	—	—	16,823	592
	$63,965	$1,327	$—	$—	$63,965	$1,327

Gross unrealized losses on available for sale securities included eighty-eight (88) and eighty (80) debt securities at March 31, 2017 and December 31, 2016, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2017 and December 31, 2016 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $2.9 million at March 31, 2017 were pledged for various purposes required by law.

The composition of restricted investments at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	584	584
Community Bankers’ Bank Stock	140	140
	$1,068	$1,068

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
		(in thousands)
Balance, beginning	$4,505	$4,959	$4,959
(Recovery of) provision for loan losses	(527)	(188)	79
Recoveries added to the allowance	502	341	38
Loan losses charged to the allowance	(62)	(607)	(73)
Balance, ending	$4,418	$4,505	$5,003

Nonaccrual and past due loans by class at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$55	$—	$—	$55	$33,227	$33,282	$—	$258
Commercial Real Estate:
Owner Occupied	202	—	—	202	115,493	115,695	—	423
Non-owner occupied	198	—	183	381	94,337	94,718	—	370
Construction and Farmland:
Residential	—	—	—	—	2,711	2,711	—	—
Commercial	—	—	—	—	31,183	31,183	—	—
Consumer:
Installment	44	7	—	51	11,785	11,836	—	9
Residential:
Equity Lines	33	—	—	33	31,577	31,610	—	111
Single family	1,271	155	4,295	5,721	187,110	192,831	—	5,163
Multifamily	—	—	—	—	3,498	3,498	—	—
All Other Loans	—	—	—	—	1,994	1,994	—	—
Total	$1,803	$162	$4,478	$6,443	$512,915	$519,358	$—	$6,334

	December 31, 2016
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$69	$49	$—	$118	$30,223	$30,341	$—	$278
Commercial Real Estate:
Owner Occupied	150	384	—	534	114,820	115,354	—	431
Non-owner occupied	—	54	135	189	92,982	93,171	—	1,066
Construction and Farmland:
Residential	50	—	—	50	4,627	4,677	—	—
Commercial	499	—	—	499	26,615	27,114	—	—
Consumer:
Installment	23	2	11	36	12,641	12,677	8	8
Residential:
Equity Lines	66	—	—	66	31,240	31,306	—	132
Single family	444	51	166	661	195,999	196,660	—	5,076
Multifamily	—	—	—	—	3,566	3,566	—	—
All Other Loans	—	—	—	—	2,076	2,076	—	—
Total	$1,301	$540	$312	$2,153	$514,789	$516,942	$8	$6,991

Allowance for loan losses by segment at March 31, 2017 and December 31, 2016 were as follows:

	As of and for the Three Months Ended
	March 31, 2017
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Charge-Offs	—	—	—	(41)	(17)	(4)	—	(62)
Recoveries	482	6	1	1	11	1	—	502
(Recovery of) provision for loan losses	(519)	(80)	2	72	1	1	(4)	(527)
Ending balance	$413	$1,918	$1,525	$267	$64	$20	$211	$4,418
Ending balance: Individually evaluated for impairment	$—	$252	$100	$14	$—	$—	$—	$366
Ending balance: collectively evaluated for impairment	$413	$1,666	$1,425	$253	$64	$20	$211	$4,052
Loans:
Ending balance	$33,894	$227,939	$210,413	$33,282	$11,836	$1,994	$—	$519,358
Ending balance individually evaluated for impairment	$338	$8,993	$2,152	$536	$9	$—	$—	$12,028
Ending balance collectively evaluated for impairment	$33,556	$218,946	$208,261	$32,746	$11,827	$1,994	$—	$507,330

	As of and for the Twelve Months Ended
	December 31, 2016
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Charge-Offs	—	(535)	—	—	(30)	(42)	—	(607)
Recoveries	144	124	8	11	49	5	—	341
(Recovery of) provision for loan losses	(469)	81	246	13	(59)	6	(6)	(188)
Ending balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Ending balance: Individually evaluated for impairment	$—	$268	$102	$15	$—	$—	$—	$385
Ending balance: collectively evaluated for impairment	$450	$1,724	$1,420	$220	$69	$22	$215	$4,120
Loans:
Ending balance	$31,791	$231,532	$208,525	$30,341	$12,677	$2,076	$—	$516,942
Ending balance individually evaluated for impairment	$1,320	$8,608	$2,864	$581	$7	$—	$—	$13,380
Ending balance collectively evaluated for impairment	$30,471	$222,924	$205,661	$29,760	$12,670	$2,076	$—	$503,562

Impaired loans by class as of and for the periods ended March 31, 2017 and December 31, 2016 were as follows:

	As of and for the Three Months Ended
	March 31, 2017
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$278	$261	$—	$279	$4
Commercial Real Estate:
Owner Occupied	867	761	—	762	4
Non-owner occupied	511	371	—	371	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	338	339	—	343	7
Consumer:
Installment	10	9	—	10	—
Residential:
Equity lines	—	—	—	—	—
Single family	7,720	7,491	—	7,510	29
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$9,724	$9,232	$—	$9,275	$44
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$275	$275	$14	$280	$3
Commercial Real Estate:
Owner Occupied	202	203	37	203	1
Non-owner occupied	819	822	63	824	9
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Residential:
Equity lines	456	111	52	113
Single family	1,446	1,401	200	1,406	15
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,198	$2,812	$366	$2,826	$28
Total:
Commercial	$553	$536	$14	$559	$7
Commercial Real Estate	2,399	2,157	100	2,160	14
Construction and Farmland	338	339	—	343	7
Consumer	10	9	—	10	—
Residential	9,622	9,003	252	9,029	44
Other	—	—	—	—	—
Total	$12,922	$12,044	$366	$12,101	$72
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
The Company uses a rating system for evaluating the risks associated with non-consumer loans. Consumer loans are not evaluated for risk unless the characteristics of the loan fall within classified categories. Consumer loans are evaluated for collection based on payment performance. Descriptions of these ratings are as follows:

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

Credit quality information by class at March 31, 2017 and December 31, 2016 was as follows:

	As of
	March 31, 2017
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$28,711	$4,257	$—	$314	$—	$—	$33,282
Commercial Real Estate:
Owner Occupied	99,193	15,741	—	338	423	—	115,695
Non-owner occupied	60,216	33,699	—	803	—	—	94,718
Construction and Farmland:
Residential	2,661	50	—	—	—	—	2,711
Commercial	21,397	9,448	—	338	—	—	31,183
Residential:
Equity Lines	31,115	384	—	—	111	—	31,610
Single family	177,646	7,547	538	6,953	147	—	192,831
Multifamily	3,498	—	—	—	—	—	3,498
All other loans	1,994	—	—	—	—	—	1,994
Total	$426,431	$71,126	$538	$8,746	$681	$—	$507,522

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$11,785	$51

	As of
	December 31, 2016
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,951	$3,858	$170	$362	$—	$—	$30,341
Commercial Real Estate:
Owner Occupied	99,365	13,050	1,766	742	431	—	115,354
Non-owner occupied	60,259	30,515	891	1,506	—	—	93,171
Construction and Farm land:
Residential	4,627	50	—	—	—	—	4,677
Commercial	21,105	5,349	314	346	—	—	27,114
Residential:
Equity Lines	30,791	382	—	17	116	—	31,306
Single family	182,404	6,850	724	6,533	149	—	196,660
Multifamily	3,032	534	—	—	—	—	3,566
All other loans	2,076	—	—	—	—	—	2,076
Total	$429,610	$60,588	$3,865	$9,506	$696	$—	$504,265

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$12,641	$36

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

There were twenty-three (23) troubled debt restructured loans totaling $5.4 million at March 31, 2017. At December 31, 2016, there were twenty-six (26) troubled debt restructured loans totaling $7.3 million. Five loans, totaling $852 thousand, were in nonaccrual status at March 31, 2017. Six loans, totaling $1.6 million, were in nonaccrual status at December 31, 2016. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2017 or December 31, 2016.

During the three months ended March 31, 2017, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.

The following table and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three months ended March 31, 2016:

		Three Months Ended
		March 31, 2016
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate:
Non-owner Occupied	1	$736	$736
Residential:
Single family	1	96	96
Total	2	$832	$832

During the three months ended March 31, 2016, the Company restructured two loans by granting concessions to borrowers experiencing financial difficulties. One residential loan and one commercial real estate loan was modified by extending the amortization period and reducing the interest rate.

There were no payment defaults for loans modified as TDRs within the previous 12 months for the three months ended March 31, 2017.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated period were:

	Three Months Ended
	March 31, 2016
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$107
Total	1	$107

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Noninterest bearing demand deposits	$213,542	$208,948
Savings and interest bearing demand deposits:
NOW accounts	$83,057	$85,944
Money market accounts	132,576	126,632
Regular savings accounts	101,692	94,271
	$317,325	$306,847
Time deposits:
Balances of less than $250,000	$65,309	$67,159
Balances of $250,000 and more	19,697	20,923
	$85,006	$88,082
	$615,873	$603,877

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

Net periodic benefit costs of the postretirement benefit plan for the three months ended March 31, 2017 and 2016 were $(1) thousand.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

		Fair Value Measurements at
		March 31, 2017
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$32,431	$—	$32,431	$—
Mortgage-backed securities	49,381	—	49,381	—
Obligations of states and political subdivisions	49,569	—	48,982	587
Total assets at fair value	$131,381	$—	$130,794	$587

		Fair Value Measurements at
		December 31, 2016
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$30,441	$—	$30,441	$—
Mortgage-backed securities	42,372	—	42,372	—
Obligations of states and political subdivisions	46,449	—	45,835	614
Total assets at fair value	$119,262	$—	$118,648	$614

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016.

	Level 3 Recurring Fair Value Measurements at
	March 31, 2017	March 31, 2016
	(in thousands)
Balance - January 1	$614	$684
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(27)	(27)
Total assets at fair value	$587	$657

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above. We believe that the fair value follows the provisions of GAAP.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

	Quantitative information about Level 3 Fair Value Measurements for
	March 31, 2017
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 7%	5%
Other real estate owned	Discounted appraised value	Selling cost	4%	4%

	December 31, 2016
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 7%	5%
Other real estate owned	Discounted appraised value	Selling cost	6%	6%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

		Fair Value at
		March 31, 2017
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,438	$—	$—	$2,438
Nonfinancial Assets:
Other real estate owned	106	—	—	106
		Fair Value at
		December 31, 2016
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,671	$—	$—	$2,671
Nonfinancial Assets:
Other real estate owned	370	—	—	370

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

The carrying value and fair value of the Company’s financial instruments at March 31, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at
	March 31, 2017
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)	March 31, 2017
	(in thousands)
Financial Assets:
Cash and short-term investments	$24,959	$24,959	$—	$—	$24,959
Securities	131,381	—	130,794	587	131,381
Restricted Investments	1,068	—	1,068	—	1,068
Loans, net	514,940	—	—	512,520	512,520
Bank owned life insurance	588	—	588	—	588
Accrued interest receivable	1,844	—	1,844	—	1,844

Financial Liabilities:
Deposits	$615,873	$—	$615,490	$—	$615,490
Accrued interest payable	27	—	27	—	27

	Fair Value Measurements at
	December 31, 2016
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
	(in thousands)
Financial assets:
Cash and short-term investments	$35,281	$35,281	$—	$—	$35,281
Securities	119,262	—	118,648	614	119,262
Restricted Investments	1,068	—	1,068	—	1,068
Loans, net	512,437	—	—	512,181	512,181
Bank owned life insurance	588	—	588	—	588
Accrued interest receivable	1,769	—	1,769	—	1,769

Financial liabilities:
Deposits	$603,877	$—	$603,516	$—	$603,516
Accrued interest payable	34	—	34	—	34

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

NOTE 10. Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Company has used interest rate swaps on a limited basis to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converts floating rate debt into fixed rate debt, or alternatively, converts fixed rate debt into floating rate debt. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest expense. These interest rate swap agreements are derivative instruments that qualify for hedge accounting as discussed below. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.
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

The following tables present the effect of the derivative instrument on the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
Derivatives not designated as hedging instruments under GAAP	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2017	2016
		(dollars in thousands)
Interest rate swap contracts	Other operating income	$—	$33

NOTE 11. Change in Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available for sale securities and changes in benefit obligations and plan assets for the post retirement benefit plan. Changes to accumulated other comprehensive income (loss) are presented net of their tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income (loss) are recorded in the Consolidated Statements of Income either as a gain or loss.

Changes to accumulated other comprehensive income by component are shown in the following tables for the periods indicated:

	Three Months Ended
	March 31,
	2017			2016
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$(63)	$39	$(24)	$1,012	$39	$1,051
Other comprehensive (loss) income before reclassifications	(58)	—	(58)	938	—	938
Reclassification adjustments	(50)	—	(50)	(86)	—	(86)
Tax effect of current period changes	37	—	37	(289)	—	(289)
Current period changes net of taxes	(71)	—	(71)	563	—	563
March 31	$(134)	$39	$(95)	$1,575	$39	$1,614

For the three months ended March 31, 2017, $50 thousand was reclassified out of accumulated other comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to this reclassification was $17 thousand for the three months ended March 31, 2017. For the three months ended March 31, 2016, $86 thousand was reclassified out of comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to this reclassification was $29 thousand for the three months ended March 31, 2016. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 12. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
	(in thousands)
Balance, beginning	$370	$571	$571
Net loans transferred to OREO	—	666	—
Sales	(264)	(890)	—
Valuation adjustments	—	23	—
Balance, ending	$106	$370	$571

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2017 and December 31, 2016 were as follows:

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Construction and Farmland	$106	$155
Residential Real Estate	—	215
Commercial Real Estate	—	—
Subtotal	$106	$370
Less valuation allowance	—	—
Total	$106	$370

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at March 31, 2017 or December 31, 2016.

NOTE 13. Qualified Affordable Housing Project Investments

The Company invests in qualified affordable housing projects. The general purpose of these investments is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, provide tax credits and other tax benefits to investors, and to preserve and protect project assets.

At March 31, 2017 and December 31, 2016, the balance of the investment for qualified affordable housing projects was $2.6 million. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $2.0 million at March 31, 2017 and December 31, 2016. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2020, in accordance with the terms of the individual agreements.

During the three months ended March 31, 2017 and 2016, the Company recognized amortization expense of $43 thousand and $29 thousand, respectively, which was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2017 are $232 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended March 31, 2017 and 2016, were $58 thousand and $33 thousand, respectively.

NOTE 14. Recent Accounting Pronouncements

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

During January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business-inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs. The amendments in this ASU provide a screen to determine when a set is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The ASU provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this ASU should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.
During January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Public business entities that are U.S. Securities and Exchange Commission (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
During March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.
During March 2017, the FASB issued ASU 2017‐08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2016 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At March 31, 2017, the Company had total assets of $705.1 million, net loans of $514.9 million, total deposits of $615.9 million, and shareholders’ equity of $80.5 million. The Company’s net income was $2.0 million for the three months ended March 31, 2017.

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

As interest rates change, the Bank attempts to maintain its net interest margin. This is accomplished by changing the price, terms, and mix of its financial assets and liabilities. The Bank also earns fees on services provided through its trust department, sales of investments through Eagle Investment Services, secondary market mortgage activities, and deposit operations. The Bank also incurs noninterest expenses such as compensating employees, maintaining and acquiring fixed assets, and purchasing goods and services necessary to support its daily operations.

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

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income during the first quarter of 2017 was $2.0 million, an increase of $517 thousand or 33.90% as compared to net income during the first quarter of 2016 of $1.5 million. Earnings per share, basic and diluted were $0.59 and $0.43 for the first quarter of 2017 and the first quarter of 2016 , respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2017 and 2016 was 1.21% and 0.94%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2017 and 2016 was 10.39% and 7.77%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $6.4 million and $6.1 million for the three months ended March 31, 2017 and 2016, respectively, which represents an increase of $249 thousand or 4.07%. The increase in net interest income was primarily driven by an increase in securities available for sale and decrease in Federal Home Loan Bank advances. Average interest earning assets increased $32.2 million when comparing the three months ended March 31, 2016 to the three months ended March 31, 2017 while the average yield decreased by nine basis points over that same period.

Total interest income was $6.6 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively, which represents an increase of $145 thousand or 2.26%. Total interest expense was $203 thousand and $307 thousand for the three months ended March 31, 2017 and 2016, respectively, which represents a decrease of $104 thousand or 33.88%. The decrease in interest expense is attributable to decrease in the average balance of FHLB advances.

The net interest margin was 4.09% for the three months ended March 31, 2017 and 2016. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2017 and 2016. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some decline in the face of rising rates as interest bearing liabilities are repriced or replaced more rapidly than interest earning assets.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$5,736	$5,709
Interest Income - Securities and Other Interest-Earnings Assets	830	712
Interest Expense - Deposits	203	201
Interest Expense - Interest Rate Swap	—	41
Interest Expense - Other Borrowings	—	65
Total Net Interest Income	$6,363	$6,114
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$27	$28
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	131	120
Total Tax Benefit on Tax-Exempt Interest Income	$158	$148
Add: Interest Expense - Interest Rate Swap (2)	—	41
Tax-Equivalent Net Interest Income	$6,521	$6,303
(1) Tax benefit was calculated using the federal statutory tax rate of 34%.

(2) Tax-Equivalent net interest income was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes in 2015.

The tax-equivalent yield on earning assets decreased from 4.30% to 4.21% for the three months ended March 31, 2016 and 2017, respectively. During that same time, the tax-equivalent yield on securities decreased eight basis points from 3.13% to 3.05%. The tax equivalent yield on loans decreased nine basis points from 4.60% for the three months ended March 31, 2016 to 4.51% for the same time period in 2017. During that same time, the yield on interest-bearing deposits in other banks increased 37 basis points from 0.45% to 0.82%. The decrease in the tax-equivalent yield on loans and securities was the main driver behind the decrease in tax-equivalent yield on earning assets.

The average rate on interest bearing liabilities decreased 11 basis points from 0.32% for the three months ended March 31, 2016 to 0.21% for the same time period in 2017. The average rate on interest bearing deposits stayed stable during that same time. When loan demand exceeds deposit growth, the Company may borrow from the FHLB in the form of short and long term advances. All outstanding advances were paid off during 2016, resulting in decrease in interest expense and cost of funds.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of potential losses within the loan portfolio. The (recovery of) provision for loan losses was $(527) thousand and $79 thousand for the three months ended March 31, 2017 and 2016, respectively. The (recovery of) loan losses for the three months ended March 31, 2017 reflects slightly lower specific reserves on remaining impaired loans and primarily a decline in the historical loss experience utilized in our allowance model. In addition there was a large recovery of $470 thousand during the first quarter of 2017 resulting from full payoff of a loan with a partial charge-off recognized during a prior year.

Noninterest Income

Total noninterest income for the three months ended March 31, 2017 and 2016 was $1.7 million and $1.6 million, respectively, which represents an increase of $38 thousand or 2.32%. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three months ended March 31, 2017 and 2016, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Income from fiduciary activities	$292	$328	$(36)	(11)%
Service charges on deposit accounts	299	290	9	3%
Other service charges and fees	953	829	124	15%
Gain on sale of securities	50	86	(36)	NM
Other operating income	79	102	(23)	(23)%
Total noninterest income	$1,673	$1,635	$38	2%

NM - Not Meaningful

Income from fiduciary activities decreased $36 thousand or 10.98% from $328 thousand during the three months ended March 31, 2016 to $292 thousand during the three months ended March 31, 2017. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period as well as changes in market value.

Other service charges and fees increased for the three months ended March 31, 2017 when compared to the same period in 2016. The majority of this increase resulted from the increase in non-deposit investment sales.

Other operating income decreased for the three months ended March 31, 2017 when compared to the same period in 2016. The decrease can be attributed almost solely to the adjustment of the interest rate swap derivative contract to fair value. As previously reported, the Company's cash flow hedge was derecognized upon the retirement of the trust preferred capital notes during the third quarter of 2015. As a result, adjustments of the derivative contract to fair value were recognized through Other operating income in the Consolidated Statements of Income. The derivative contract expired on December 1, 2016.

Noninterest Expenses

Total noninterest expenses increased $157 thousand or 2.83% from $5.6 million to $5.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2017. Much of this rise results from increases in Salaries and employee benefits expense, mainly medical insurance premiums.

The following table presents the components of noninterest expense for the three months ended March 31, 2017 and 2016, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016	$ Change	% Change
Salaries and employee benefits	$3,350	$3,264	$86	3%
Occupancy expenses	377	408	(31)	(8)%
Equipment expenses	239	246	(7)	(3)%
Advertising and marketing expenses	178	162	16	10%
Stationary and supplies	41	50	(9)	(18)%
ATM network fees	220	177	43	24%
Other real estate owned expense	1	—	1	100%
(Gain) on sales of other real estate owned	(1)	—	(1)	NM
FDIC assessment	52	105	(53)	(50)%
Computer software expense	196	136	60	44%
Bank franchise tax	125	126	(1)	(1)%
Professional fees	291	228	63	28%
Data processing fees	117	64	53	83%
Other operating expenses	525	588	(63)	(11)%
Total noninterest expenses	$5,711	$5,554	$157	3%

NM - Not Meaningful

ATM network fees increased for the three months ended March 31, 2017 in comparison to 2016. This increase is due mainly to increased activity from customers which can fluctuate between periods.

FDIC assessments decreased during the three months ended March 31, 2017 over 2016. As of July 1, 2016 new FDIC assessment changes became effective. The changes included a new lower assessment rate schedule and small institution pricing changes, which caused the subsequent assessments to decrease by approximately 50%.

Computer software expense increased during the three months ended March 31, 2017 over 2016. Fees paid to our core software provider have increased due to an increase in asset size. In addition, the Company purchased a new malware protection software during 2017 which has resulted in an increase in computer software expense.

Professional fees during the three months ended March 31, 2017 have increased over the same period in 2016. Increased audit and legal fees contributed to the higher level of professional expenses.

Data processing fees increased during the three months ended March 31, 2017 over 2016. The majority of the increase is due to an increase in both the number of customers and the number of transactions being performed.

Other operating expenses decreased for the three months ended March 31, 2017 over 2016. This decrease results mostly from decreases in loan related expenses as well as NSF checks and other losses.

The efficiency ratio of the Company was 70.07% and 71.10% for the three months ended March 31, 2017 and 2016. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$5,711	$5,554
Less: (Gain) on sales of other real estate owned	(1)	—
Adjusted noninterest expenses	$5,712	$5,554

Net interest income	$6,363	$6,114

Noninterest income	1,673	1,635
Less: Gain on sales of securities	50	86
Less: (Loss) on the sale and disposal of premises and equipment	(6)	—
Less: (Loss) on sale of of repossessed assets	(2)	—
Adjusted noninterest income	$1,631	$1,549
Tax equivalent adjustment (1)	158	148
Total net interest income and noninterest income, adjusted	$8,152	$7,811

Efficiency ratio	70.07%	71.10%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 34%.

Income Taxes

Income tax expense was $810 thousand and $591 thousand during the three months ended March 31, 2017 and 2016, respectively. The effective tax rate was 28.41% and 27.93% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate is below the statutory rate of 34% due primarily to tax-exempt income on investment securities and loans.

FINANCIAL CONDITION

Securities

Total securities available for sale were $131.4 million at March 31, 2017, compared to $119.3 million at December 31, 2016. This represents an increase of $12.1 million or 10.16%. The Company purchased $17.3 million in securities during the three months ended March 31, 2017. This amount includes $9.8 million of securities purchases from 2016 that settled during the first quarter of 2017. The Company had total maturities, calls, and principal repayments of $2.0 million. There were $2.9 million in sales during the three months ended March 31, 2017. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2017. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2017 and December 31, 2016. The Company had a net unrealized loss on available for sale securities of $202 thousand at March 31, 2017 as compared to a net unrealized loss of $94 thousand at December 31, 2016. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $519.4 million and $516.9 million at March 31, 2017 and December 31, 2016, respectively. This represents an increase of $2.42 million or 0.47% during the three months ended March 31, 2017. The ratio of gross loans to deposits decreased during the three months ended March 31, 2017 from 85.60% at December 31, 2016 to 84.33% at March 31, 2017 due to deposit growth in excess of loan growth.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings, loans secured by commercial real estate, and residential and commercial construction loans. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2017 and December 31, 2016.

Residential real estate loans were $227.9 million or 43.89% and $231.5 million or 44.79% of total loans at March 31, 2017 and December 31, 2016, respectively. This represents a decrease of $3.6 million or 1.55% during the three months ended March 31, 2017. Commercial real estate loans were $210.4 million or 40.51% and $208.5 million or 40.34% of total loans at March 31, 2017 and December 31, 2016, respectively. This represents an increase of $1.9 million or 0.91% during the three months ended March 31, 2017. Consumer installment loans were $11.8 million or 2.28% and $12.7 million or 2.45% of total loans at March 31, 2017 and December 31, 2016, respectively. Commercial and industrial loans were $33.3 million or 6.41% and $30.3 million or 5.87% of total loans at March 31, 2017 and December 31, 2016, respectively.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016. Charged-off loans were $62 thousand and $73 thousand for the three months ended March 31, 2017 and 2016, respectively. Recoveries were $502 thousand and $38 thousand for the three months ended March 31, 2017 and 2016, respectively. This resulted in net recoveries (charge-offs) of $440 thousand and $(35) thousand for the three months ended March 31, 2017 and 2016, respectively. The allowance for loan losses as a percentage of loans was 0.85% at March 31, 2017 and 0.87% at December 31, 2016. The allowance for loan losses was 69.75% of nonperforming loans at March 31, 2017 and 64.37% of nonperforming loans at December 31, 2016. Nonperforming loans decreased by $665 thousand during the three months ended March 31, 2017 due mainly to the payoff of a few loans that were in nonaccrual status at December 31, 2016. All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations which were provided for as necessary. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the uncertainty in the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $6.3 million and $7.0 million at March 31, 2017 and December 31, 2016, respectively. Other real estate owned was $106 thousand at March 31, 2017 and $370 thousand at December 31, 2016. The Company held two parcels of land in other real estate owned with an average balance of $53 thousand at March 31, 2017 and held four properties with an average balance of $93 thousand at December 31, 2016. The percentage of nonperforming assets to loans and other real estate owned was 1.24% at March 31, 2017 and 1.42% at December 31, 2016, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2017. Total loans past due 90 days or more and still accruing interest were $8 thousand at December 31, 2016. The majority of the decrease to nonperforming assets, as mentioned above, was due mainly to the payoff of a few loans that were in nonaccrual status at December 31, 2016. Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, increased by $4.3 million during the first quarter of 2017. This increase is due mainly to a $4.1 million loan secured by two large, multi-acre residential properties located in Loudoun County, Virginia. This loan was placed on nonaccrual status during 2016 and was identified as an impaired loan T December 31, 2016 and March 31, 2017. While this loan was considered current at December 31, 2016, no payments were received during the first quarter of 2017 which caused the loan to be over 90 days past due at March 31, 2017.

During the three months ended March 31, 2017, the Bank placed three loans totaling $110 thousand on nonaccrual status. These loans are secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2017, the Company had $5.4 million in restructured loans with specific allowances totaling $323 thousand. At December 31, 2016, the Company had $7.3 million in restructured loans with specific allowances totaling $335 thousand. At March 31, 2017 and December 31, 2016, total restructured loans performing under the restructured terms and accruing interest were $4.5 million and $5.7 million, respectively. Five loans, totaling $852 thousand, were in nonaccrual status at March 31, 2017. Six loans, totaling $1.6 million, were in nonaccrual status at December 31, 2016.

Deposits

Total deposits were $615.9 million and $603.9 million at March 31, 2017 and December 31, 2016, respectively. This represents an increase of $12.0 million or 1.99% during the three months ended March 31, 2017. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2017 and December 31, 2016.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $4.6 million or 2.20% from $208.9 million at December 31, 2016 to $213.5 million at March 31, 2017. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $10.5 million or 3.41% from $306.8 million at December 31, 2016 to $317.3 million at March 31, 2017. Time deposits decreased $3.1 million or 3.49% from $88.1 million at December 31, 2016 to $85.0 million at March 31, 2017. This is comprised of a decrease in time deposits of $250,000 and more of $1.2 million or 5.86% and a decrease in time deposits of less than $250,000 of $1.9 million or 2.75%. Certificates of deposit also included $2.2 million in brokered certificates of deposit at March 31, 2017 and December 31, 2016. The Company called $11.0 million in brokered deposits during the first quarter of 2016.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2017 was $80.5 million, reflecting a percentage of total assets of 11.42%, as compared to $79.4 million and 11.34% at December 31, 2016. During the three months ended March 31, 2016 and 2017, the Company declared dividends of $0.20 and $0.22 per share, respectively. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at March 31, 2017, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.
For capital adequacy purposes, during 2016 and 2017, financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The Company’s policy requires a Tier 1 common equity risk-based capital ratio of 7.00%, a Tier 1 risk-based capital ratio of at least 8.50%, a total risk-based capital ratio of at least 10.50% and a minimum Tier 1 leverage ratio of 6.50%. These include the 2.5% capital conservation buffer required under the rules to be phased-in over a four-year period and as noted, we apply this buffer internally to the minimums for all of our ratios. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. Beginning on January 1, 2016, the capital conservation buffer requirement began its phase-in in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019.
The Company's Tier 1 common risk-based capital ratio was 15.06% at March 31, 2017 as compared to 15.68% at December 31, 2016. The Company’s Tier 1 risk-based capital ratio was 15.06% at March 31, 2017 as compared to 15.68% at December 31, 2016. The Company’s total risk-based capital ratio was 15.90% at March 31, 2017 as compared to 16.58% at December 31, 2016. The Company’s Tier 1 capital to average total assets ratio was 11.65% at March 31, 2017 as compared to 11.84% at December 31, 2016. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2017, liquid assets totaled $251.4 million as compared to $248.1 million at December 31, 2016. These amounts represent 40.25% and 39.97% of total liabilities at March 31, 2017 and December 31, 2016, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2016 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.    Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchases of its common stock during the first quarter of 2017 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program. The Program has an expiration date of June 30, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

January 1 - January 31, 2017	—	$—	—	60,393
February 1 - February 28, 2017	—	—	—	60,393
March 1 - March 31, 2017	8,857	27.65	8,857	51,536
	8,857	$27.65	8,857	51,536

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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of May, 2017.
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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.