Form 10-Q
period 2017-06-30
EAGLE FINANCIAL SERVICES INC
filed 2017-08-14
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 3, 2017 was 3,474,659.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$9,562	$12,515
Interest-bearing deposits with other institutions	17,622	22,610
Federal funds sold	152	156
Total cash and cash equivalents	27,336	35,281
Securities available for sale, at fair value	131,655	119,262
Restricted investments	1,957	1,068
Loans	554,179	516,942
Allowance for loan losses	(4,407)	(4,505)
Net Loans	549,772	512,437
Bank premises and equipment, net	19,911	20,169
Other real estate owned, net of allowance	106	370
Other assets	13,312	11,562
Total assets	$744,049	$700,149
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$218,117	$208,948
Savings and interest bearing demand deposits	312,990	306,847
Time deposits	100,903	88,082
Total deposits	$632,010	$603,877
Federal Home Loan Bank advances	20,000	—
Other liabilities	8,871	16,856
Total liabilities	$660,881	$620,733

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2017, 3,481,946 including 19,401 shares of unvested restricted stock; issued and outstanding 2016, 3,468,243 including 14,901 shares of unvested restricted stock	8,656	8,633
Surplus	12,748	12,642
Retained earnings	60,705	58,165
Accumulated other comprehensive income (loss)	1,059	(24)
Total shareholders’ equity	$83,168	$79,416
Total liabilities and shareholders’ equity	$744,049	$700,149
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and Dividend Income
Interest and fees on loans	$6,108	$5,883	$11,844	$11,592
Interest and dividends on securities available for sale:
Taxable interest income	591	482	1,141	922
Interest income exempt from federal income taxes	270	232	524	465
Dividends	19	23	24	46
Interest on deposits with other institutions	16	22	37	38
Total interest and dividend income	$7,004	$6,642	$13,570	$13,063
Interest Expense
Interest on deposits	218	194	$421	$395
Interest on federal funds purchased	13	—	13	—
Interest on Federal Home Loan Bank advances	18	64	18	129
Interest on interest rate swap	—	39	—	80
Total interest expense	$249	$297	$452	$604
Net interest income	$6,755	$6,345	$13,118	$12,459
(Recovery of) Provision For Loan Losses	(230)	—	(757)	79
Net interest income after (recovery of) provision for loan losses	$6,985	$6,345	$13,875	$12,380
Noninterest Income
Income from fiduciary activities	$309	$380	$601	$708
Service charges on deposit accounts	295	290	594	580
Other service charges and fees	957	992	1,910	1,821
Gain on sale of securities	1	—	51	86
Other operating income	36	76	115	178
Total noninterest income	$1,598	$1,738	$3,271	$3,373
Noninterest Expenses
Salaries and employee benefits	$3,364	$3,313	$6,714	$6,577
Occupancy expenses	367	367	744	775
Equipment expenses	259	223	498	469
Advertising and marketing expenses	175	185	353	347
Stationery and supplies	47	51	88	101
ATM network fees	183	259	403	436
Other real estate owned expense	10	2	11	2
Loss (gain) on valuation adjustments and sales of other real estate owned	—	47	(1)	47
FDIC assessment	55	99	107	204
Computer software expense	159	131	355	267
Bank franchise tax	134	125	259	251
Professional fees	267	281	558	509
Data processing fees	139	132	256	196
Other operating expenses	588	617	1,113	1,205
Total noninterest expenses	$5,747	$5,832	$11,458	$11,386
Income before income taxes	$2,836	$2,251	$5,688	$4,367
Income Tax Expense	809	641	1,619	1,232
Net income	$2,027	$1,610	$4,069	$3,135
Earnings Per Share
Net income per common share, basic	$0.58	$0.46	$1.17	$0.89
Net income per common share, diluted	$0.58	$0.46	$1.17	$0.89
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$2,027	$1,610	$4,069	$3,135
Other comprehensive income:
Unrealized gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of $595 and $222 for the three months ended, respectively and $558 and $511 for the six months ended, respectively	1,154	430	1,083	993
Total other comprehensive income	1,154	430	1,083	993
Total comprehensive income	$3,181	$2,040	$5,152	$4,128
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$8,758	$13,730	$54,682	$1,051	$78,221
Net income			3,135		3,135
Other comprehensive income				993	993
Vesting of restricted stock awards, stock incentive plan (8,196 shares)	20	(20)			—
Stock-based compensation expense		107			107
Issuance of common stock, dividend investment plan (14,810 shares)	37	298			335
Issuance of common stock, employee benefit plan (648 shares)	2	14			16
Dividends declared ($0.40 per share)			(1,412)		(1,412)
Balance, June 30, 2016	$8,817	$14,129	$56,405	$2,044	$81,395

Balance, December 31, 2016	$8,633	$12,642	$58,165	$(24)	79,416
Net income			4,069		4,069
Other comprehensive income				1,083	1,083
Vesting of restricted stock awards, stock incentive plan (9,493 shares)	24	(24)			—
Stock-based compensation expense		138			138
Issuance of common stock, dividend investment plan (8,887 shares)	22	232			254
Issuance of common stock, employee benefit plan (4,874 shares)	12	124			136
Repurchase and retirement of common stock (14,051 shares)	(35)	(364)			(399)
Dividends declared ($0.44 per share)			(1,529)		(1,529)
Balance, June 30, 2017	$8,656	$12,748	$60,705	$1,059	$83,168
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$4,069	$3,135
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	474	464
Amortization of intangible and other assets	106	86
(Recovery of) Provision for loan losses	(757)	79
(Gain) loss on valuation adjustments and sales of other real estate owned	(1)	47
Loss on the sale and disposal of premises and equipment	11	—
Loss on the sale of repossessed assets	6	—
(Gain) on the sale of securities	(51)	(86)
Fair value adjustment on derivative contract	—	(71)
Stock-based compensation expense	138	107
Premium amortization on securities, net	246	115
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,419)	60
(Decrease) increase in other liabilities	(7,985)	502
Net cash (used in) provided by operating activities	$(6,163)	$4,438
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$4,781	$12,593
Proceeds from the sale of securities available for sale	4,925	4,314
Purchases of securities available for sale	(20,653)	(12,391)
Purchases of restricted investments	(889)	(22)
Purchases of bank premises and equipment	(227)	(105)
Proceeds from the sale of other real estate owned	318	—
Proceeds from the sale of repossessed assets	3	1
Net (increase) in loans	(36,635)	(21,905)
Net cash (used in) investing activities	$(48,377)	$(17,515)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$15,312	$23,749
Net increase (decrease) in time deposits	12,821	(3,238)
Net increase in Federal Home Loan Bank advances	20,000	—
Issuance of common stock, employee benefit plan	136	16
Repurchase and retirement of common stock	(399)	—
Cash dividends paid	(1,275)	(1,077)
Net cash provided by financing activities	$46,595	$19,450

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(continued)

	Six Months Ended
	June 30,
	2017	2016
(Decrease) increase in cash and cash equivalents	$(7,945)	$6,373
Cash and Cash Equivalents
Beginning	35,281	23,221
Ending	$27,336	$29,594
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$452	$612
Income taxes	$598	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$1,641	$1,504
Other real estate and repossessed assets acquired in settlement of loans	$57	$6
Issuance of common stock, dividend investment plan	$254	$335
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2017
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2017 and December 31, 2016, the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Eagle Financial Services, Inc. (the "Company") owns 100% of Bank of Clarke County (the “Bank”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations. None of the reclassifications were of a material nature and they had no effect on prior year net income or shareholders' equity.
.
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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. The Company recognizes compensation expense over the restricted period. As of June 30, 2017, there was $266 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents Restricted Stock activity for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	14,901	$23.05	14,401	$22.98
Granted	14,650	27.46	14,650	23.07
Vested	(9,493)	23.08	(8,196)	22.86
Forfeited	(657)	23.00	(954)	23.00
Nonvested, end of period	19,401	26.37	19,901	23.09

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2017 and 2016. During 2017 and 2016, there were no potentially dilutive securities outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	3,474,628	3,539,876	3,476,159	3,535,505

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$30,419	$460	$(135)	$30,744
Mortgage-backed securities	50,579	344	(223)	50,700
Obligations of states and political subdivisions	49,110	1,224	(123)	50,211
	$130,108	$2,028	$(481)	$131,655
	December 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$30,404	$316	$(279)	$30,441
Mortgage-backed securities	42,681	147	(456)	42,372
Obligations of states and political subdivisions	46,271	770	(592)	46,449
	$119,356	$1,233	$(1,327)	$119,262

During the six months ended June 30, 2017, the Company received proceeds of $4.9 million on sales of available for sale securities for a gross gain of $51 thousand. There were no losses on the sale of available for sale securities during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company sold $4.3 million of available for sale securities for a gross gain of $86 thousand. There were no losses on the sale of available for sale securities during the six months ended June 30, 2016.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2017 and December 31, 2016 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,879	$135	$—	$—	$7,879	$135
Mortgage-backed securities	21,203	223	—	—	21,203	223
Obligations of states and political subdivisions	5,758	123	—	—	5,758	123
	$34,840	$481	$—	$—	$34,840	$481
	December 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$19,129	$279	$—	$—	$19,129	$279
Mortgage-backed securities	28,013	456	—	—	28,013	456
Obligations of states and political subdivisions	16,823	592	—	—	16,823	592
	$63,965	$1,327	$—	$—	$63,965	$1,327

Gross unrealized losses on available for sale securities included thirty-seven (37) and eighty (80) debt securities at June 30, 2017 and December 31, 2016, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2017 and December 31, 2016 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $2.9 million at June 30, 2017 were pledged for various purposes required by law.

The composition of restricted investments at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,473	584
Community Bankers’ Bank Stock	140	140
	$1,957	$1,068

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the six months ended June 30, 2017 and 2016 and the year ended December 31, 2016 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2017	2016	2016
		(in thousands)
Balance, beginning	$4,505	$4,959	$4,959
(Recovery of) provision for loan losses	(757)	(188)	79
Recoveries added to the allowance	799	341	90
Loan losses charged to the allowance	(140)	(607)	(155)
Balance, ending	$4,407	$4,505	$4,973

Nonaccrual and past due loans by class at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$35,678	$35,678	$—	$237
Commercial Real Estate:
Owner Occupied	415	—	—	415	125,014	125,429	—	415
Non-owner occupied	49	—	—	49	112,968	113,017	—	183
Construction and Farmland:
Residential	—	—	—	—	3,519	3,519	—	—
Commercial	—	—	—	—	32,259	32,259	—	—
Consumer:
Installment	28	2	6	36	12,507	12,543	—	16
Residential:
Equity Lines	67	—	—	67	32,409	32,476	—	108
Single family	699	197	4,283	5,179	187,896	193,075	—	4,642
Multifamily	—	—	—	—	4,367	4,367	—	—
All Other Loans	—	—	—	—	1,816	1,816	—	—
Total	$1,258	$199	$4,289	$5,746	$548,433	$554,179	$—	$5,601

	December 31, 2016
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$69	$49	$—	$118	$30,223	$30,341	$—	$278
Commercial Real Estate:
Owner Occupied	150	384	—	534	114,820	115,354	—	431
Non-owner occupied	—	54	135	189	92,982	93,171	—	1,066
Construction and Farmland:
Residential	50	—	—	50	4,627	4,677	—	—
Commercial	499	—	—	499	26,615	27,114	—	—
Consumer:
Installment	23	2	11	36	12,641	12,677	8	8
Residential:
Equity Lines	66	—	—	66	31,240	31,306	—	132
Single family	444	51	166	661	195,999	196,660	—	5,076
Multifamily	—	—	—	—	3,566	3,566	—	—
All Other Loans	—	—	—	—	2,076	2,076	—	—
Total	$1,301	$540	$312	$2,153	$514,789	$516,942	$8	$6,991

Allowance for loan losses by segment at June 30, 2017 and December 31, 2016 were as follows:

	As of and For the Six Months Ended
	June 30, 2017
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Charge-Offs	—	(33)	—	(58)	(24)	(25)	—	(140)
Recoveries	504	163	93	14	23	2	—	799
(Recovery of) provision for loan losses	(547)	(296)	(33)	93	(3)	23	6	(757)
Ending balance	$407	$1,826	$1,582	$284	$65	$22	$221	$4,407
Ending balance: Individually evaluated for impairment	$—	$205	$64	$2	$—	$—	$—	$271
Ending balance: collectively evaluated for impairment	$407	$1,621	$1,518	$282	$65	$22	$221	$4,136
Loans:
Ending balance	$35,778	$229,918	$238,446	$35,678	$12,543	$1,816	$—	$554,179
Ending balance individually evaluated for impairment	$331	$8,571	$1,748	$504	$16	$—	$—	$11,170
Ending balance collectively evaluated for impairment	$35,447	$221,347	$236,698	$35,174	$12,527	$1,816	$—	$543,009

	As of and for the Twelve Months Ended
	December 31, 2016
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Charge-Offs	—	(535)	—	—	(30)	(42)	—	(607)
Recoveries	144	124	8	11	49	5	—	341
(Recovery of) provision for loan losses	(469)	81	246	13	(59)	6	(6)	(188)
Ending balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Ending balance: Individually evaluated for impairment	$—	$268	$102	$15	$—	$—	$—	$385
Ending balance: collectively evaluated for impairment	$450	$1,724	$1,420	$220	$69	$22	$215	$4,120
Loans:
Ending balance	$31,791	$231,532	$208,525	$30,341	$12,677	$2,076	$—	$516,942
Ending balance individually evaluated for impairment	$1,320	$8,608	$2,864	$581	$7	$—	$—	$13,380
Ending balance collectively evaluated for impairment	$30,471	$222,924	$205,661	$29,760	$12,670	$2,076	$—	$503,562

Impaired loans by class as of and for the periods ended June 30, 2017 and December 31, 2016 were as follows:

	As of and for the Six Months Ended
	June 30, 2017
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$258	$237	$—	$266	$7
Commercial Real Estate:
Owner Occupied	865	750	—	753	7
Non-owner occupied	215	184	—	185	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	331	331	—	338	14
Consumer:
Installment	17	16	—	17	—
Residential:
Equity lines	236	60	—	62	—
Single family	7,273	7,083	—	7,172	60
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$9,195	$8,661	$—	$8,793	$88
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$267	$267	$2	$276	$6
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	815	817	64	821	18
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Residential:
Equity lines	218	48	48	48	—
Single family	1,400	1,392	157	1,401	31
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$2,700	$2,524	$271	$2,546	$55
Total:
Commercial	$525	$504	$2	$542	$13
Commercial Real Estate	1,895	1,751	64	1,759	25
Construction and Farmland	331	331	—	338	14
Consumer	17	16	—	17	—
Residential	9,127	8,583	205	8,683	91
Other	—	—	—	—	—
Total	$11,895	$11,185	$271	$11,339	$143
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

The average recorded investment for impaired loans for the three months ended June 30, 2017 was $11.3 million. The interest income recognized on impaired loans for the three months ended June 30, 2017 was $75 thousand.

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

Credit quality information by class at June 30, 2017 and December 31, 2016 was as follows:

	As of
	June 30, 2017
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$31,883	$3,435	$113	$247	$—	$—	$35,678
Commercial Real Estate:
Owner Occupied	109,982	13,675	1,022	335	415	—	125,429
Non-owner occupied	81,629	29,556	1,416	416	—	—	113,017
Construction and Farmland:
Residential	3,430	89	—	—	—	—	3,519
Commercial	21,976	9,952	—	331	—	—	32,259
Residential:
Equity Lines	31,917	451	—	—	108	—	32,476
Single family	179,100	6,757	525	6,549	144	—	193,075
Multifamily	4,367	—	—	—	—	—	4,367
All other loans	1,816	—	—	—	—	—	1,816
Total	$466,100	$63,915	$3,076	$7,878	$667	$—	$541,636

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$12,507	$36

	As of
	December 31, 2016
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,951	$3,858	$170	$362	$—	$—	$30,341
Commercial Real Estate:
Owner Occupied	99,365	13,050	1,766	742	431	—	115,354
Non-owner occupied	60,259	30,515	891	1,506	—	—	93,171
Construction and Farm land:
Residential	4,627	50	—	—	—	—	4,677
Commercial	21,105	5,349	314	346	—	—	27,114
Residential:
Equity Lines	30,791	382	—	17	116	—	31,306
Single family	182,404	6,850	724	6,533	149	—	196,660
Multifamily	3,032	534	—	—	—	—	3,566
All other loans	2,076	—	—	—	—	—	2,076
Total	$429,610	$60,588	$3,865	$9,506	$696	$—	$504,265

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$12,641	$36

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

There were twenty-two (22) troubled debt restructured loans totaling $5.1 million at June 30, 2017. At December 31, 2016, there were twenty-six (26) troubled debt restructured loans totaling $7.3 million. Three loans, totaling $700 thousand, were in nonaccrual status at June 30, 2017. Six loans, totaling $1.6 million, were in nonaccrual status at December 31, 2016. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2017 or December 31, 2016.
During the three and six months ended June 30, 2017, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties. During the three months ended June 30, 2016, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.
The following table and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the six months ended June 30, 2016:

		Six Months Ended
		June 30, 2016
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

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated period were:

	Three Months Ended
	June 30, 2017
	(in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$236
Total	1	$236

	Three Months Ended
	June 30, 2016
	(in thousands)
	Number of Contracts	Recorded Investment
Total	—	$—

	Six Months Ended
	June 30, 2017
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$236
Total	1	$236

	Six Months Ended
	June 30, 2016
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$107
Total	1	$107

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Noninterest bearing demand deposits	$218,117	$208,948
Savings and interest bearing demand deposits:
NOW accounts	$83,426	$85,944
Money market accounts	128,123	126,632
Regular savings accounts	101,441	94,271
	$312,990	$306,847
Time deposits:
Balances of less than $250,000	$65,283	$67,159
Balances of $250,000 and more	35,620	20,923
	$100,903	$88,082
	$632,010	$603,877

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

Net periodic benefit costs of the postretirement benefit plan for the three months ended June 30, 2017 and 2016 were $(1) thousand and zero, respectively. Net periodic benefit costs of the postretirement benefit plan for the six months ended June 30, 2017 and 2016 were $(2) thousand and $(1) thousand, respectively.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

		Fair Value Measurements at
		June 30, 2017
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$30,744	$—	$30,744	$—
Mortgage-backed securities	50,700	—	50,700	—
Obligations of states and political subdivisions	50,211	—	49,632	579
Total assets at fair value	$131,655	$—	$131,076	$579

		Fair Value Measurements at
		December 31, 2016
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$30,441	$—	$30,441	$—
Mortgage-backed securities	42,372	—	42,372	—
Obligations of states and political subdivisions	46,449	—	45,835	614
Total assets at fair value	$119,262	$—	$118,648	$614

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016.

	Level 3 Recurring Fair Value Measurements
	As of and For the Three Months Ended		As of and For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)		(in thousands)
Beginning balance	$587	$657	$614	$684
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(8)	(8)	(35)	(35)
Total assets at fair value	$579	$649	$579	$649

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

	Quantitative information about Level 3 Fair Value Measurements for
	June 30, 2017
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Selling cost	4%	4%

	December 31, 2016
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 7%	5%
Other real estate owned	Discounted appraised value	Selling cost	6%	6%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

		Fair Value at
		June 30, 2017
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,245	$—	$—	$2,245
Nonfinancial Assets:
Other real estate owned	106	—	—	106
		Fair Value at
		December 31, 2016
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,671	$—	$—	$2,671
Nonfinancial Assets:
Other real estate owned	370	—	—	370

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

The carrying value and fair value of the Company’s financial instruments at June 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at
	June 30, 2017
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)	June 30, 2017
	(in thousands)
Financial Assets:
Cash and short-term investments	$27,336	$27,336	$—	$—	$27,336
Securities	131,655	—	131,076	579	131,655
Restricted Investments	1,957	—	1,957	—	1,957
Loans, net	549,772	—	—	547,903	547,903
Bank owned life insurance	588	—	588	—	588
Accrued interest receivable	1,756	—	1,756	—	1,756

Financial Liabilities:
Deposits	$632,010	$—	$631,445	$—	$631,445
Federal Home Loan Bank advances	20,000	—	19,999	—	19,999
Accrued interest payable	34	—	34	—	34

	Fair Value Measurements at
	December 31, 2016
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
	(in thousands)
Financial assets:
Cash and short-term investments	$35,281	$35,281	$—	$—	$35,281
Securities	119,262	—	118,648	614	119,262
Restricted Investments	1,068	—	1,068	—	1,068
Loans, net	512,437	—	—	512,181	512,181
Bank owned life insurance	588	—	588	—	588
Accrued interest receivable	1,769	—	1,769	—	1,769

Financial liabilities:
Deposits	$603,877	$—	$603,516	$—	$603,516
Accrued interest payable	34	—	34	—	34

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

The following tables present the effect of the derivative instrument on the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
Derivatives not designated as hedging instruments under GAAP	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2017	2016
		(dollars in thousands)
Interest rate swap contracts	Other operating income	$—	$38

	Six Months Ended
	June 30,
Derivatives not designated as hedging instruments under GAAP	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2017	2016
		(dollars in thousands)
Interest rate swap contracts	Other operating income	$—	$71

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following tables for the periods indicated:

	Three Months Ended
	June 30,
	2017			2016
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
April 1	$(134)	$39	$(95)	$1,575	$39	$1,614
Other comprehensive income before reclassifications	1,750	—	1,750	652	—	652
Reclassification adjustments	(1)	—	(1)	—	—	—
Tax effect of current period changes	(595)	—	(595)	(222)	—	(222)
Current period changes net of taxes	1,154	—	1,154	430	—	430
June 30	$1,020	$39	$1,059	$2,005	$39	$2,044

	Six Months Ended
	June 30,
	2017			2016
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$(63)	$39	$(24)	$1,012	$39	$1,051
Other comprehensive income before reclassifications	1,692	—	1,692	1,590	—	1,590
Reclassification adjustments	(51)	—	(51)	(86)	—	(86)
Tax effect of current period changes	(558)	—	(558)	(511)	—	(511)
Current period changes net of taxes	1,083	—	1,083	993	—	993
June 30	$1,020	$39	$1,059	$2,005	$39	$2,044

For the three and six months ended June 30, 2017, $1 thousand and $51 thousand, respectively was reclassified out of accumulated other comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to this reclassification was zero and $17 thousand for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2016, zero and $86 thousand, respectively was reclassified out of comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to this reclassification was zero and $29 thousand for the three and six months ended June 30, 2016. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 12. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the six months ended June 30, 2017 and 2016 and the year ended December 31, 2016:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2017	2016	2016
	(in thousands)
Balance, beginning	$370	$571	$571
Net loans transferred to OREO	53	666	—
Sales	(317)	(890)	—
Valuation adjustments	—	23	(47)
Balance, ending	$106	$370	$524

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2017 and December 31, 2016 were as follows:

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Construction and Farmland	$106	$155
Residential Real Estate	—	215
Commercial Real Estate	—	—
Subtotal	$106	$370
Less valuation allowance	—	—
Total	$106	$370

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at June 30, 2017 or December 31, 2016.

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

At June 30, 2017 and December 31, 2016, the balance of the investment for qualified affordable housing projects was $2.5 million and $2.6 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $2.0 million at June 30, 2017 and December 31, 2016. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2020, in accordance with the terms of the individual agreements.

During the three months ended June 30, 2017 and 2016, the Company recognized amortization expense of $43 thousand and $28 thousand, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized amortization expense of $86 thousand and $57 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2017 are $232 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended June 30, 2017 and 2016, were $58 thousand and $33 thousand, respectively. Total tax credits and other tax benefits recognized during the six months ended June 30, 2017 and 2016, were $116 thousand and $66 thousand, respectively.

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
During May 2017, the FASB issued ASU 2017‐09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017‐09 will have on its consolidated financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At June 30, 2017, the Company had total assets of $744.0 million, net loans of $549.8 million, total deposits of $632.0 million, and shareholders’ equity of $83.2 million. The Company’s net income was $4.1 million for the six months ended June 30, 2017.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•
the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future or if the Bank is unable to successfully integrate new branches and other growth opportunities into its existing operations;

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

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2017 was $4.1 million, an increase of $934 thousand or 29.79% as compared to net income for the six months ended June 30, 2016 of $3.1 million. Earnings per share, basic and diluted, were $1.17 and $0.89 for the six months ended June 30, 2017 and 2016, respectively. Net income during the second quarter of 2017 was $2.0 million, an increase of $417 thousand or 25.90% as compared to net income during the second quarter of 2016 of $1.6 million. Earnings per share, basic and diluted were $0.58 and $0.46 for the second quarter of 2017 and the second quarter of 2016, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2017 and 2016 was 1.18% and 0.96%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2017 and 2016 was 10.17% and 7.92%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $13.1 million and $12.5 million for the six months ended June 30, 2017 and 2016, respectively, which represents an increase of $659 thousand or 5.29%. Net interest income was $6.8 million and $6.3 million for the three months ended June 30, 2017 and 2016, respectively, which represents an increase of $410 thousand or 6.46%. The increase in net interest income was driven by an increase in the securities available for sale portfolio and the loan portfolio, as well as a decrease in the average balance of Federal Home Loan Bank advances. Average interest earning assets increased $36.6 million when comparing the six months ended June 30, 2016 to the six months ended June 30, 2017 while the average yield decreased by six basis points over that same period.

Total interest income was $13.6 million and $13.1 million for the six months ended June 30, 2017 and 2016, respectively, which represents an increase of $507 thousand or 3.88%. Total interest income was $7.0 million and $6.6 million for the three months ended June 30, 2017 and 2016, respectively, which represents an increase of $362 thousand or 5.45%. Total interest expense was $452 thousand and $604 thousand for the six months ended June 30, 2017 and 2016, respectively, which represents a decrease of $152 thousand or 25.17%. Total interest expense was $249 thousand and $297 thousand for the three months ended June 30, 2017 and 2016, respectively, which represents a decrease of $48 thousand or 16.16%. The decrease in interest expense is primarily attributable to the decrease in the average balance of FHLB advances.

The net interest margin was 4.12% and 4.16% for the six months ended June 30, 2017 and 2016, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2017 and 2016. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some decline in the face of rising rates as interest bearing liabilities are repriced or replaced more rapidly than interest earning assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$6,108	$5,883	$11,844	$11,592
Interest Income - Securities and Other Interest-Earnings Assets	896	759	1,726	1,471
Interest Expense - Deposits	218	194	421	395
Interest Expense - Interest Rate Swap	—	39	—	80
Interest Expense - Other Borrowings	31	64	31	129
Total Net Interest Income	$6,755	$6,345	$13,118	$12,459
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$27	$30	$55	$58
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	139	119	270	239
Total Tax Benefit on Tax-Exempt Interest Income	$166	$149	$325	$297
Add: Interest Expense - Interest Rate Swap (2)	—	39	—	80
Tax-Equivalent Net Interest Income	$6,921	$6,533	$13,443	$12,836
(1) Tax benefit was calculated using the federal statutory tax rate of 34%.

(2) Tax-Equivalent net interest income was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes in 2015.

The tax-equivalent yield on earning assets decreased from 4.32% to 4.26% for the six months ended June 30, 2016 and 2017, respectively. During that same time, the tax-equivalent yield on securities decreased 17 basis points from 3.23% to 3.06%. The tax equivalent yield on loans decreased seven basis points from 4.63% for the six months ended June 30, 2016 to 4.56% for the same time period in 2017. During that same time, the yield on interest-bearing deposits in other banks increased 41 basis points from 0.47% to 0.88%. The decrease in the tax-equivalent yield on loans and securities was the main driver behind the decrease in tax-equivalent yield on earning assets.

The average rate on interest bearing liabilities decreased five basis points from 0.27% for the six months ended June 30, 2016 to 0.22% for the same time period in 2017. The average rate on interest bearing deposits stayed stable during that same time. When loan demand exceeds deposit growth, the Company may borrow from the FHLB in the form of short and long term advances. All outstanding advances were paid off during the second half of 2016, with only one new short-term advance being originated in May 2017, resulting in an overall decrease in interest expense and cost of funds. The FHLB advance outstanding during 2016 had an interest rate of 1.30%, while the new advance in May 2017 had an interest rate of 1.02%.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The (recovery of) provision for loan losses was $(757) thousand and $79 thousand for the six months ended June 30, 2017 and 2016, respectively. The (recovery of) loan losses for the six months ended June 30, 2017 reflects primarily a decline in the historical loss experience utilized in our allowance model as well as lower specific reserves on remaining impaired loans. In addition there was a large recovery of $470 thousand during the first quarter of 2017 and two large recoveries totaling $196 thousand during the second quarter of 2017.

Noninterest Income

Total noninterest income for the six months ended June 30, 2017 and 2016 was $3.3 million and $3.4 million, respectively, which represents a decrease of $102 thousand or 3.02%. A decrease of $140 thousand or 8.06% was recorded when comparing the three months ended June 30, 2017 and 2016. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three and six months ended June 30, 2017 and 2016, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Income from fiduciary activities	$309	$380	$(71)	(19)%	$601	$708	$(107)	(15)%
Service charges on deposit accounts	295	290	5	2%	594	580	14	2%
Other service charges and fees	957	992	(35)	(4)%	1,910	1,821	89	5%
Gain on sale of securities	1	—	1	NM	51	86	(35)	NM
Other operating income	36	76	(40)	(53)%	115	178	(63)	(35)%
Total noninterest income	$1,598	$1,738	$(140)	(8)%	$3,271	$3,373	$(102)	(3)%

NM - Not Meaningful

Income from fiduciary activities decreased during the three and six months ended June 30, 2017 when compared to the same periods in 2016. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income fluctuated due to changes in market value. These fluctuations during the three and six months ended June 30, 2017 do not necessarily indicate future results.

Other operating income decreased for the three and six months ended June 30, 2017 when compared to the same periods in 2016. The decrease can be attributed almost solely to the adjustment of the interest rate swap derivative contract to fair value. As previously reported, the Company's cash flow hedge was derecognized upon the retirement of the trust preferred capital notes during the third quarter of 2015. As a result, adjustments of the derivative contract to fair value in the amounts of $38 thousand and $71 thousand for the three and six months ended June 30, 2016, respectively, were recognized through Other operating income in the Consolidated Statements of Income. The derivative contract expired on December 1, 2016.

Noninterest Expenses

Total noninterest expenses increased $72 thousand or 0.63% from $11.4 million to $11.5 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2017. Total noninterest expenses decreased $85 thousand or 1.46% for the three months ended June 30, 2017 compared to the same period in 2016.

The following table presents the components of noninterest expense for the three and six months ended June 30, 2017 and 2016, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$3,364	$3,313	$51	2%	$6,714	$6,577	$137	2%
Occupancy expenses	367	367	—	—%	744	775	(31)	(4)%
Equipment expenses	259	223	36	16%	498	469	29	6%
Advertising and marketing expenses	175	185	(10)	(5)%	353	347	6	2%
Stationary and supplies	47	51	(4)	(8)%	88	101	(13)	(13)%
ATM network fees	183	259	(76)	(29)%	403	436	(33)	(8)%
Other real estate owned expense	10	2	8	NM	11	2	9	NM
Loss (gain) on valuation adjustments and sales of other real estate owned	—	47	(47)	NM	(1)	47	(48)	NM
FDIC assessment	55	99	(44)	(44)%	107	204	(97)	(48)%
Computer software expense	159	131	28	21%	355	267	88	33%
Bank franchise tax	134	125	9	7%	259	251	8	3%
Professional fees	267	281	(14)	(5)%	558	509	49	10%
Data processing fees	139	132	7	5%	256	196	60	31%
Other operating expenses	588	617	(29)	(5)%	1,113	1,205	(92)	(8)%
Total noninterest expenses	$5,747	$5,832	$(85)	(1)%	$11,458	$11,386	$72	1%

NM - Not Meaningful

Equipment expenses increased during the three months ended June 30, 2017 over 2016. During the second quarter of 2017, expenses were incurred to change vault and teller locks at all branches to allow branches to have more staffing flexibility while still maintaining proper segregation of duties and dual control access to cash.

ATM network fees decreased during the three months ended June 30, 2017 in comparison to 2016. This is due mainly to changes in activity from customers which can fluctuate between periods.

FDIC assessments decreased during the three and six months ended June 30, 2017 over 2016. As of July 1, 2016 new FDIC assessment changes became effective. The changes included a new lower assessment rate schedule and small institution pricing changes, which caused the subsequent assessments to decrease by approximately 50%.

Computer software expense increased during the three and six months ended June 30, 2017 over 2016. Fees paid to our core software provider have increased due to an increase in asset size. In addition, the Company purchased a new malware protection software during 2017 which has resulted in an increase in computer software expense.

Professional fees during the six months ended June 30, 2017 have increased over the same period in 2016. Increased audit and legal fees contributed to the higher level of professional expenses.

Data processing fees increased during the six months ended June 30, 2017 over 2016. The majority of the increase is due to an increase in both the number of customers and the number of transactions being performed.

The efficiency ratio of the Company was 68.70% and 70.68% for the six months ended June 30, 2017 and 2016. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$5,747	$5,832	$11,458	$11,386
Less: Loss (gain) on sales of other real estate owned	—	47	(1)	47
Adjusted noninterest expenses	$5,747	$5,785	$11,459	$11,339

Net interest income	6,755	$6,345	$13,118	$12,459

Noninterest income	1,598	1,738	3,271	3,373
Less: Gain on sales of securities	1	—	51	86
Less: (Loss) on the sale and disposal of premises and equipment	(5)	—	(11)	—
Less: (Loss) on sale of of repossessed assets	(4)	—	(6)	—
Adjusted noninterest income	$1,606	$1,738	$3,237	$3,287
Tax equivalent adjustment (1)	166	149	325	297
Total net interest income and noninterest income, adjusted	$8,527	$8,232	$16,680	$16,043

Efficiency ratio	67.40%	70.27%	68.70%	70.68%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 34%.

Income Taxes

Income tax expense was $1.6 million and $1.2 million during the six months ended June 30, 2017 and 2016, respectively. The effective tax rate was 28.46% and 28.21% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate is below the statutory rate of 34% due primarily to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by tax credits on qualified affordable housing project investments as discussed in Note 13 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Securities

Total securities available for sale were $131.7 million at June 30, 2017, compared to $119.3 million at December 31, 2016. This represents an increase of $12.4 million or 10.39%. The Company purchased $20.7 million in securities during the six months ended June 30, 2017. The Company had total maturities, calls, and principal repayments of $4.8 million. There were $4.9 million in sales during the six months ended June 30, 2017. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2017. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2017 and December 31, 2016. The Company had a net unrealized gain on available for sale securities of $1.5 million at June 30, 2017 as compared to a net unrealized loss of $94 thousand at December 31, 2016. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $554.2 million and $516.9 million at June 30, 2017 and December 31, 2016, respectively. This represents an increase of $37.24 million or 7.20% during the six months ended June 30, 2017. The ratio of gross loans to deposits increased during the six months ended June 30, 2017 from 85.60% at December 31, 2016 to 87.69% at June 30, 2017 due to strong loan growth during the first half of 2017.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2017 and December 31, 2016.

Residential real estate loans were $229.9 million or 41.49% and $231.5 million or 44.79% of total loans at June 30, 2017 and December 31, 2016, respectively. Commercial real estate loans were $238.4 million or 43.03% and $208.5 million or 40.34% of total loans at June 30, 2017 and December 31, 2016, respectively. This represents an increase of $29.9 million or 14.35% during the six months ended June 30, 2017. Consumer installment loans were $12.5 million or 2.26% and $12.7 million or 2.45% of total loans at June 30, 2017 and December 31, 2016, respectively. Commercial and industrial loans were $35.7 million or 6.44% and $30.3 million or 5.87% of total loans at June 30, 2017 and December 31, 2016, respectively. This represents an increase of $5.3 million or 17.59% during the six months ended June 30, 2017. During the six months ended June 30, 2017, loan growth was mainly concentrated in commercial real estate and commercial and industrials loans.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2017 and 2016 and the year ended December 31, 2016. Charged-off loans were $140 thousand and $155 thousand for the six months ended June 30, 2017 and 2016, respectively. Recoveries were $799 thousand and $90 thousand for the six months ended June 30, 2017 and 2016, respectively. This resulted in net recoveries (charge-offs) of $659 thousand and $(65) thousand for the six months ended June 30, 2017 and 2016, respectively. One large recovery of $470 thousand during the first quarter of 2017 and two large recoveries totaling $196 thousand during the second quarter of 2017 contributed to the total net recovery for the six months ended June 30, 2017. The allowance for loan losses as a percentage of loans was 0.80% at June 30, 2017 and 0.87% at December 31, 2016. The allowance for loan losses was 78.68% of nonperforming loans at June 30, 2017 and 64.37% of nonperforming loans at December 31, 2016. Nonperforming loans decreased by $1.4 million during the six months ended June 30, 2017 due mainly to the payoff of a few loans that were in nonaccrual status at December 31, 2016. All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations which were provided for as necessary. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the unpredictability of the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $5.6 million and $7.0 million at June 30, 2017 and December 31, 2016, respectively. Other real estate owned was $106 thousand at June 30, 2017 and $370 thousand at December 31, 2016. The Company held two parcels of land in other real estate owned with an average balance of $53 thousand at June 30, 2017 and held four properties with an average balance of $93 thousand at December 31, 2016. The percentage of nonperforming assets to loans and other real estate owned was 1.03% at June 30, 2017 and 1.42% at December 31, 2016, respectively. There were no loans past due 90 days or more and still accruing interest at June 30, 2017. Total loans past due 90 days or more and still accruing interest were $8 thousand at December 31, 2016. The majority of the decrease to nonperforming assets, as mentioned above, was due mainly to the payoff of a few loans that were in nonaccrual status at December 31, 2016. Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, increased by $3.6 million during the six months ended June 30, 2017. This increase is due mainly to a $4.1 million loan secured by two large, multi-acre residential properties located in Loudoun County, Virginia. This loan was placed on nonaccrual status during 2016 and was identified as an impaired loan at December 31, 2016 and June 30, 2017. No specific reserve was required for this loan at either period end based on the impairment calculation. While this loan was considered current at December 31, 2016, no payments were received during the first six months of 2017 which caused the loan to be over 90 days past due at June 30, 2017.

During the six months ended June 30, 2017, the Bank placed four loans totaling $118 thousand on nonaccrual status. These loans are secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

Loans are placed on nonaccrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses to principal that require additional provisions for loan losses to be charged against earnings.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2017, the Company had $5.1 million in restructured loans with specific allowances totaling $267 thousand. At December 31, 2016, the Company had $7.3 million in restructured loans with specific allowances totaling $335 thousand. At June 30, 2017 and December 31, 2016, total restructured loans performing under the restructured terms and accruing interest were $4.4 million and $5.7 million, respectively. Three loans, totaling $700 thousand, were in nonaccrual status at June 30, 2017. Six loans, totaling $1.6 million, were in nonaccrual status at December 31, 2016.

Deposits

Total deposits were $632.0 million and $603.9 million at June 30, 2017 and December 31, 2016, respectively. This represents an increase of $28.1 million or 4.66% during the six months ended June 30, 2017. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2017 and December 31, 2016.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $9.2 million or 4.39% from $208.9 million at December 31, 2016 to $218.1 million at June 30, 2017. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $6.1 million or 2.00% from $306.8 million at December 31, 2016 to $313.0 million at June 30, 2017. Time deposits increased $12.8 million or 14.56% from $88.1 million at December 31, 2016 to $100.9 million at June 30, 2017. This is comprised of an increase in time deposits of $250,000 and more of $14.7 million or 70.24% and a decrease in time deposits of less than $250,000 of $1.9 million or 2.79%. Certificates of deposit also included $2.4 million and $2.2 million in brokered certificates of deposit at June 30, 2017 and December 31, 2016, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2017 was $83.2 million, reflecting a percentage of total assets of 11.18%, as compared to $79.4 million and 11.34% at December 31, 2016. During the six months ended June 30, 2016 and 2017, the Company declared dividends of $0.40 and $0.44 per share, respectively. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.

The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at June 30, 2017, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.
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
The Company's Tier 1 common risk-based capital ratio was 14.37% at June 30, 2017 as compared to 15.68% at December 31, 2016. The Company’s Tier 1 risk-based capital ratio was 14.37% at June 30, 2017 as compared to 15.68% at December 31, 2016. The Company’s total risk-based capital ratio was 15.15% at June 30, 2017 as compared to 16.58% at December 31, 2016. The Company’s Tier 1 capital to average total assets ratio was 11.53% at June 30, 2017 as compared to 11.84% at December 31, 2016. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2017, liquid assets totaled $255.8 million as compared to $248.1 million at December 31, 2016. These amounts represent 38.70% and 39.97% of total liabilities at June 30, 2017 and December 31, 2016, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2016 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchases of its common stock during the second quarter of 2017 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program. The Program has an expiration date of June 30, 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

April 1 - April 30, 2017	—	$—	—	51,536
May 1 - May 31, 2017	5,194	29.75	5,194	46,342
June 1 - June 30, 2017	—	—	—	46,342
	5,194	$27.65	—	46,342

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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of August, 2017.
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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.