Form 10-Q
period 2017-09-30
EAGLE FINANCIAL SERVICES INC
filed 2017-11-13
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 3, 2017 was 3,451,962.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$13,179	$12,515
Interest-bearing deposits with other institutions	17,414	22,610
Federal funds sold	144	156
Total cash and cash equivalents	30,737	35,281
Securities available for sale, at fair value	124,578	119,262
Restricted investments	1,107	1,068
Loans	552,160	516,942
Allowance for loan losses	(4,444)	(4,505)
Net Loans	547,716	512,437
Bank premises and equipment, net	19,740	20,169
Other real estate owned, net of allowance	106	370
Other assets	14,580	11,562
Total assets	$738,564	$700,149
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$224,353	$208,948
Savings and interest bearing demand deposits	314,599	306,847
Time deposits	106,293	88,082
Total deposits	$645,245	$603,877
Other liabilities	9,768	16,856
Total liabilities	$655,013	$620,733

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2017, 3,456,430 including 19,401 shares of unvested restricted stock; issued and outstanding 2016, 3,468,243 including 14,901 shares of unvested restricted stock	8,593	8,633
Surplus	12,193	12,642
Retained earnings	61,946	58,165
Accumulated other comprehensive income (loss)	819	(24)
Total shareholders’ equity	$83,551	$79,416
Total liabilities and shareholders’ equity	$738,564	$700,149
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and Dividend Income
Interest and fees on loans	$6,548	$5,658	$18,392	$17,250
Interest and dividends on securities available for sale:
Taxable interest income	563	354	1,704	1,276
Interest income exempt from federal income taxes	257	230	781	695
Dividends	17	22	41	68
Interest on deposits with other institutions	73	15	110	53
Total interest and dividend income	$7,458	$6,279	$21,028	$19,342
Interest Expense
Interest on deposits	311	196	$732	$591
Interest on federal funds purchased	1	1	14	1
Interest on Federal Home Loan Bank advances	39	7	57	136
Interest on interest rate swap	—	38	—	118
Total interest expense	$351	$242	$803	$846
Net interest income	$7,107	$6,037	$20,225	$18,496
(Recovery of) Loan Losses	(2)	(125)	(759)	(46)
Net interest income after (recovery of) loan losses	$7,109	$6,162	$20,984	$18,542
Noninterest Income
Income from fiduciary activities	$236	$315	$837	$1,023
Service charges on deposit accounts	310	321	904	901
Other service charges and fees	1,057	999	2,967	2,820
Gain on sale of securities	26	8	77	94
Other operating (loss) income	(12)	44	103	222
Total noninterest income	$1,617	$1,687	$4,888	$5,060
Noninterest Expenses
Salaries and employee benefits	$3,513	$3,251	$10,227	$9,828
Occupancy expenses	358	356	1,102	1,131
Equipment expenses	222	215	720	684
Advertising and marketing expenses	190	151	543	498
Stationery and supplies	49	68	137	169
ATM network fees	203	242	606	678
Other real estate owned expense	—	50	11	52
(Gain) loss on valuation adjustments and sales of other real estate owned	—	(12)	(1)	35
FDIC assessment	56	103	163	307
Computer software expense	150	180	505	447
Bank franchise tax	137	125	396	376
Professional fees	212	266	770	775
Data processing fees	166	146	422	342
Other operating expenses	653	730	1,766	1,935
Total noninterest expenses	$5,909	$5,871	$17,367	$17,257
Income before income taxes	$2,817	$1,978	$8,505	$6,345
Income Tax Expense	810	548	2,429	1,780
Net income	$2,007	$1,430	$6,076	$4,565
Earnings Per Share
Net income per common share, basic	$0.58	$0.40	$1.75	$1.29
Net income per common share, diluted	$0.58	$0.40	$1.75	$1.29
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$2,007	$1,430	$6,076	$4,565
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($124) and ($40) for the three months ended, respectively and $434 and $471 for the nine months ended, respectively	(240)	(79)	843	914
Total other comprehensive (loss) income	(240)	(79)	843	914
Total comprehensive income	$1,767	$1,351	$6,919	$5,479
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share and per amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$8,758	$13,730	$54,682	$1,051	$78,221
Net income			4,565		4,565
Other comprehensive income				914	914
Vesting of restricted stock awards, stock incentive plan (8,196 shares)	20	(20)			—
Stock-based compensation expense		220			220
Issuance of common stock, dividend investment plan (21,765 shares)	55	444			499
Issuance of common stock, employee benefit plan (2,420 shares)	6	52			58
Repurchase and retirement of common stock (69,104 shares)	(173)	(1,475)			(1,648)
Dividends declared ($0.60 per share)			(2,122)		(2,122)
Balance, September 30, 2016	$8,666	$12,951	$57,125	$1,965	$80,707

Balance, December 31, 2016	$8,633	$12,642	$58,165	$(24)	79,416
Net income			6,076		6,076
Other comprehensive income				843	843
Vesting of restricted stock awards, stock incentive plan (9,493 shares)	24	(24)			—
Stock-based compensation expense		277			277
Issuance of common stock, dividend investment plan (11,157 shares)	28	294			322
Issuance of common stock, employee benefit plan (5,145 shares)	13	131			144
Repurchase and retirement of common stock (42,108 shares)	(105)	(1,127)			(1,232)
Dividends declared ($0.66 per share)			(2,295)		(2,295)
Balance, September 30, 2017	$8,593	$12,193	$61,946	$819	$83,551
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$6,076	$4,565
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	713	698
Amortization of intangible and other assets	154	137
(Recovery of) loan losses	(759)	(46)
(Gain) loss on valuation adjustments and sales of other real estate owned	(1)	35
Loss on the sale and disposal of premises and equipment	12	10
Loss on the sale of repossessed assets	6	1
(Gain) on the sale of securities	(77)	(94)
Fair value adjustment on derivative contract	—	(113)
Stock-based compensation expense	277	220
Premium amortization on securities, net	392	287
Changes in assets and liabilities:
(Increase) in other assets	(3,611)	(1,922)
(Decrease) increase in other liabilities	(7,087)	2,358
Net cash (used in) provided by operating activities	$(3,905)	$6,136
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$8,439	$20,324
Proceeds from the sale of securities available for sale	10,554	6,338
Purchases of securities available for sale	(23,347)	(25,201)
Proceeds from the sale of restricted investments	850	850
Purchases of restricted investments	(889)	(22)
Purchases of bank premises and equipment	(296)	(132)
Proceeds from the sale of other real estate owned	318	488
Proceeds from the sale of repossessed assets	3	1
Net (increase) in loans	(34,577)	(19,701)
Net cash (used in) investing activities	$(38,945)	$(17,055)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$23,157	$33,814
Net increase (decrease) in time deposits	18,211	(3,509)
Net (decrease) in Federal Home Loan Bank advances	—	(20,000)
Issuance of common stock, employee benefit plan	144	58
Repurchase and retirement of common stock	(1,232)	(1,648)
Cash dividends paid	(1,974)	(1,623)
Net cash provided by financing activities	$38,306	$7,092

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
(continued)

	Nine Months Ended
	September 30,
	2017	2016
(Decrease) in cash and cash equivalents	$(4,544)	$(3,827)
Cash and Cash Equivalents
Beginning	35,281	23,221
Ending	$30,737	$19,394
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$798	$869
Income taxes	$1,784	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$1,277	$1,385
Other real estate and repossessed assets acquired in settlement of loans	$57	$707
Issuance of common stock, dividend investment plan	$322	$499
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2017
NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2017 and December 31, 2016, the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors and executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. The Company recognizes compensation expense over the restricted period. As of September 30, 2017, there was $154 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents Restricted Stock activity for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2017 and 2016. During 2017 and 2016, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	3,469,372	3,527,725	3,473,872	3,532,893

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2017 and December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$31,384	$398	$(175)	$31,607
Mortgage-backed securities	44,674	233	(217)	44,690
Obligations of states and political subdivisions	47,337	1,086	(142)	48,281
	$123,395	$1,717	$(534)	$124,578
	December 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$30,404	$316	$(279)	$30,441
Mortgage-backed securities	42,681	147	(456)	42,372
Obligations of states and political subdivisions	46,271	770	(592)	46,449
	$119,356	$1,233	$(1,327)	$119,262

During the nine months ended September 30, 2017, the Company received proceeds of $10.6 million on sales of available for sale securities for gross gains of $94 thousand and gross losses of $17 thousand. During the nine months ended September 30, 2016, the Company sold $6.3 million of available for sale securities for gross gains of $94 thousand. There were no losses on the sale of available for sale securities during the nine months ended September 30, 2016.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2017 and December 31, 2016 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,412	$84	$2,923	$91	$9,335	$175
Mortgage-backed securities	16,145	144	2,611	73	18,756	217
Obligations of states and political subdivisions	3,488	56	3,119	86	6,607	142
	$26,045	$284	$8,653	$250	$34,698	$534
	December 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$19,129	$279	$—	$—	$19,129	$279
Mortgage-backed securities	28,013	456	—	—	28,013	456
Obligations of states and political subdivisions	16,823	592	—	—	16,823	592
	$63,965	$1,327	$—	$—	$63,965	$1,327

Gross unrealized losses on available for sale securities included thirty-eight (38) and eighty (80) debt securities at September 30, 2017 and December 31, 2016, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2017 and December 31, 2016 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $2.6 million at September 30, 2017 were pledged for various purposes required by law.

The composition of restricted investments at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	623	584
Community Bankers’ Bank Stock	140	140
	$1,107	$1,068

NOTE 5. Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, 2017 and 2016 and the year ended December 31, 2016 were as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2017	2016	2016
		(in thousands)
Balance, beginning	$4,505	$4,959	$4,959
(Recovery of) provision for loan losses	(759)	(188)	(46)
Recoveries added to the allowance	908	341	217
Loan losses charged to the allowance	(210)	(607)	(472)
Balance, ending	$4,444	$4,505	$4,658

Nonaccrual and past due loans by class at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$35,925	$35,925	$—	$217
Commercial Real Estate:
Owner Occupied	—	—	—	—	127,603	127,603	—	—
Non-owner occupied	229	—	—	229	109,887	110,116	—	408
Construction and Farmland:
Residential	—	—	—	—	2,527	2,527	—	—
Commercial	—	—	19	19	34,124	34,143	19	—
Consumer:
Installment	28	3	—	31	11,571	11,602	—	3
Residential:
Equity Lines	24	—	46	70	32,203	32,273	—	103
Single family	1,132	40	4,201	5,373	186,523	191,896	—	4,355
Multifamily	—	—	—	—	4,309	4,309	—	—
All Other Loans	—	—	—	—	1,766	1,766	—	—
Total	$1,413	$43	$4,266	$5,722	$546,438	$552,160	$19	$5,086

	December 31, 2016
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$69	$49	$—	$118	$30,223	$30,341	$—	$278
Commercial Real Estate:
Owner Occupied	150	384	—	534	114,820	115,354	—	431
Non-owner occupied	—	54	135	189	92,982	93,171	—	1,066
Construction and Farmland:
Residential	50	—	—	50	4,627	4,677	—	—
Commercial	499	—	—	499	26,615	27,114	—	—
Consumer:
Installment	23	2	11	36	12,641	12,677	8	8
Residential:
Equity Lines	66	—	—	66	31,240	31,306	—	132
Single family	444	51	166	661	195,999	196,660	—	5,076
Multifamily	—	—	—	—	3,566	3,566	—	—
All Other Loans	—	—	—	—	2,076	2,076	—	—
Total	$1,301	$540	$312	$2,153	$514,789	$516,942	$8	$6,991

Allowance for loan losses by segment at September 30, 2017 and December 31, 2016 were as follows:

	As of and for the Nine Months Ended
	September 30, 2017
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Charge-Offs	—	(50)	—	(58)	(58)	(44)	—	(210)
Recoveries	522	233	93	28	28	4	—	908
(Recovery of) provision for loan losses	(789)	(253)	77	176	32	46	(48)	(759)
Ending balance	$183	$1,922	$1,692	$381	$71	$28	$167	$4,444
Ending balance: Individually evaluated for impairment	$—	$201	$58	$9	$—	$—	$—	$268
Ending balance: collectively evaluated for impairment	$183	$1,721	$1,634	$372	$71	$28	$167	$4,176
Loans:
Ending balance	$36,670	$228,478	$237,719	$35,925	$11,602	$1,766	$—	$552,160
Ending balance individually evaluated for impairment	$323	$8,243	$1,552	$475	$3	$—	$—	$10,596
Ending balance collectively evaluated for impairment	$36,347	$220,235	$236,167	$35,450	$11,599	$1,766	$—	$541,564

	As of and for the Twelve Months Ended
	December 31, 2016
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Charge-Offs	—	(535)	—	—	(30)	(42)	—	(607)
Recoveries	144	124	8	11	49	5	—	341
(Recovery of) provision for loan losses	(469)	81	246	13	(59)	6	(6)	(188)
Ending balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Ending balance: Individually evaluated for impairment	$—	$268	$102	$15	$—	$—	$—	$385
Ending balance: collectively evaluated for impairment	$450	$1,724	$1,420	$220	$69	$22	$215	$4,120
Loans:
Ending balance	$31,791	$231,532	$208,525	$30,341	$12,677	$2,076	$—	$516,942
Ending balance individually evaluated for impairment	$1,320	$8,608	$2,864	$581	$7	$—	$—	$13,380
Ending balance collectively evaluated for impairment	$30,471	$222,924	$205,661	$29,760	$12,670	$2,076	$—	$503,562

Impaired loans by class as of and for the periods ended September 30, 2017 and December 31, 2016 were as follows:

	As of and for the Nine Months Ended
	September 30, 2017
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$204	$1	$—	$16	$9
Commercial Real Estate:
Owner Occupied	333	333	—	337	11
Non-owner occupied	442	408	—	415	7
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	369	324	—	334	21
Consumer:
Installment	3	3	—	4	—
Residential:
Equity lines	234	57	—	61	—
Single family	6,958	6,770	—	6,825	89
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$8,543	$7,896	$—	$7,992	$137
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$510	$476	$9	$515	$9
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	811	813	58	819	28
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Residential:
Equity lines	217	46	46	46	—
Single family	1,448	1,384	155	1,398	42
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$2,986	$2,719	$268	$2,778	$79
Total:
Commercial	$714	$477	$9	$531	$18
Commercial Real Estate	1,586	1,554	58	1,571	46
Construction and Farmland	369	324	—	334	21
Consumer	3	3	—	4	—
Residential	8,857	8,257	201	8,330	131
Other	—	—	—	—	—
Total	$11,529	$10,615	$268	$10,770	$216
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

The average recorded investment for impaired loans for the three months ended September 30, 2017 was $10.7 million. The interest income recognized on impaired loans for the three months ended September 30, 2017 was $67 thousand.

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

Credit quality information by class at September 30, 2017 and December 31, 2016 was as follows:

	As of
	September 30, 2017
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$32,247	$3,438	$15	$225	$—	$—	$35,925
Commercial Real Estate:
Owner Occupied	114,632	9,859	2,779	333	—	—	127,603
Non-owner occupied	79,399	21,354	8,955	408	—	—	110,116
Construction and Farmland:
Residential	2,081	446	—	—	—	—	2,527
Commercial	22,165	11,348	308	322	—	—	34,143
Residential:
Equity Lines	31,789	381	—	—	103	—	32,273
Single family	179,184	5,932	401	6,238	141	—	191,896
Multifamily	3,795	514	—	—	—	—	4,309
All other loans	1,766	—	—	—	—	—	1,766
Total	$467,058	$53,272	$12,458	$7,526	$244	$—	$540,558

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$11,571	$31

	As of
	December 31, 2016
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,951	$3,858	$170	$362	$—	$—	$30,341
Commercial Real Estate:
Owner Occupied	99,365	13,050	1,766	742	431	—	115,354
Non-owner occupied	60,259	30,515	891	1,506	—	—	93,171
Construction and Farm land:
Residential	4,627	50	—	—	—	—	4,677
Commercial	21,105	5,349	314	346	—	—	27,114
Residential:
Equity Lines	30,791	382	—	17	116	—	31,306
Single family	182,404	6,850	724	6,533	149	—	196,660
Multifamily	3,032	534	—	—	—	—	3,566
All other loans	2,076	—	—	—	—	—	2,076
Total	$429,610	$60,588	$3,865	$9,506	$696	$—	$504,265

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$12,641	$36

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

There were twenty (20) troubled debt restructured loans totaling $4.4 million at September 30, 2017. At December 31, 2016, there were twenty-six (26) troubled debt restructured loans totaling $7.3 million. One loan, totaling $46 thousand, was in nonaccrual status at September 30, 2017. Six loans, totaling $1.6 million, were in nonaccrual status at December 31, 2016. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2017 or December 31, 2016.
During the three and nine months ended September 30, 2017, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.
The following table and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and nine months ended September 30, 2016:

		Three Months Ended
		September 30, 2016
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	2	$160	$129
	2	$160	$129

		Nine Months Ended
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

There were no payment defaults during the three and nine months ended September 30, 2017 and the three months ended September 30, 2016.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Noninterest bearing demand deposits	$224,353	$208,948
Savings and interest bearing demand deposits:
NOW accounts	$84,703	$85,944
Money market accounts	127,298	126,632
Regular savings accounts	102,598	94,271
	$314,599	$306,847
Time deposits:
Balances of less than $250,000	$63,710	$67,159
Balances of $250,000 and more	42,583	20,923
	$106,293	$88,082
	$645,245	$603,877

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

GAAP requires the Company to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its postretirement benefit plans in the consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of taxes.

Net periodic benefit costs of the postretirement benefit plan for the three months ended September 30, 2017 and 2016 were $(1) thousand. Net periodic benefit costs of the postretirement benefit plan for the nine months ended September 30, 2017 and 2016 were $(3) thousand and $(2) thousand, respectively.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

		Fair Value Measurements at
		September 30, 2017
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$31,607	$—	$31,607	$—
Mortgage-backed securities	44,690	—	44,690	—
Obligations of states and political subdivisions	48,281	—	47,730	551
Total assets at fair value	$124,578	$—	$124,027	$551

		Fair Value Measurements at
		December 31, 2016
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$30,441	$—	$30,441	$—
Mortgage-backed securities	42,372	—	42,372	—
Obligations of states and political subdivisions	46,449	—	45,835	614
Total assets at fair value	$119,262	$—	$118,648	$614

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016.

	Level 3 Recurring Fair Value Measurements
	As of and For the Three Months Ended		As of and for the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)		(in thousands)
Beginning balance	$579	$649	$614	$684
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(28)	(27)	(63)	(62)
Total assets at fair value	$551	$622	$551	$622

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

	Quantitative information about Level 3 Fair Value Measurements for
	September 30, 2017
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	0% - 12%	4%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Selling cost	4%	4%

	December 31, 2016
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 7%	5%
Other real estate owned	Discounted appraised value	Selling cost	6%	6%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

		Fair Value at
		September 30, 2017
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,441	$—	$—	$2,441
Nonfinancial Assets:
Other real estate owned	106	—	—	106
		Fair Value at
		December 31, 2016
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,671	$—	$—	$2,671
Nonfinancial Assets:
Other real estate owned	370	—	—	370

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

The carrying value and fair value of the Company’s financial instruments at September 30, 2017 and December 31, 2016 were as follows:

	Fair Value Measurements at
	September 30, 2017
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)	September 30, 2017
	(in thousands)
Financial Assets:
Cash and short-term investments	$30,737	$30,737	$—	$—	$30,737
Securities	124,578	—	124,027	551	124,578
Restricted Investments	1,107	—	1,107	—	1,107
Loans, net	547,716	—	—	545,347	545,347
Bank owned life insurance	570	—	570	—	570
Accrued interest receivable	1,902	—	1,902	—	1,902

Financial Liabilities:
Deposits	$645,245	$—	$644,788	$—	$644,788
Accrued interest payable	39	—	39	—	39

	Fair Value Measurements at
	December 31, 2016
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
	(in thousands)
Financial assets:
Cash and short-term investments	$35,281	$35,281	$—	$—	$35,281
Securities	119,262	—	118,648	614	119,262
Restricted Investments	1,068	—	1,068	—	1,068
Loans, net	512,437	—	—	512,181	512,181
Bank owned life insurance	588	—	588	—	588
Accrued interest receivable	1,769	—	1,769	—	1,769

Financial liabilities:
Deposits	$603,877	$—	$603,516	$—	$603,516
Accrued interest payable	34	—	34	—	34

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

The following tables present the effect of the derivative instrument on the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
Derivatives not designated as hedging instruments under GAAP	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2017	2016
		(dollars in thousands)
Interest rate swap contracts	Other operating income	$—	$42

	Nine Months Ended
	September 30,
Derivatives not designated as hedging instruments under GAAP	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2017	2016
		(dollars in thousands)
Interest rate swap contracts	Other operating income	$—	$113

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following tables for the periods indicated:

	Three Months Ended
	September 30,
	2017			2016
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
July 1	$1,020	$39	$1,059	$2,005	$39	$2,044
Other comprehensive (loss) income before reclassifications	(338)	—	(338)	(111)	—	(111)
Reclassification adjustments	(26)	—	(26)	(8)	—	(8)
Tax effect of current period changes	124	—	124	40	—	40
Current period changes net of taxes	(240)	—	(240)	(79)	—	(79)
September 30	$780	$39	$819	$1,926	$39	$1,965

	Nine Months Ended
	September 30,
	2017			2016
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$(63)	$39	$(24)	$1,012	$39	$1,051
Other comprehensive income before reclassifications	1,354	—	1,354	1,479	—	1,479
Reclassification adjustments	(77)	—	(77)	(94)	—	(94)
Tax effect of current period changes	(434)	—	(434)	(471)	—	(471)
Current period changes net of taxes	843	—	843	914	—	914
September 30	$780	$39	$819	$1,926	$39	$1,965

For the three and nine months ended September 30, 2017, $26 thousand and $77 thousand, respectively was reclassified out of accumulated other comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was nine thousand and $26 thousand for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016, eight thousand and $94 thousand, respectively was reclassified out of accumulated other comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was three thousand and $32 thousand for the three and nine months ended September 30, 2016. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 12. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the nine months ended September 30, 2017 and 2016 and the year ended December 31, 2016:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2017	2016	2016
	(in thousands)
Balance, beginning	$370	$571	$571
Net loans transferred to OREO	53	666	701
Sales	(317)	(890)	(409)
Valuation adjustments	—	23	—
Balance, ending	$106	$370	$863

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2017 and December 31, 2016 were as follows:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Construction and Farmland	$106	$155
Residential Real Estate	—	215
Commercial Real Estate	—	—
Subtotal	$106	$370
Less valuation allowance	—	—
Total	$106	$370

There was one consumer mortgage loan totaling $4.1 million collateralized by residential real estate in the process of foreclosure at September 30, 2017. There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at December 31, 2016.

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

At September 30, 2017 and December 31, 2016, the balance of the investment for qualified affordable housing projects was $2.5 million and $2.6 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $1.9 million and $2.0 million at September 30, 2017 and December 31, 2016, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2020, in accordance with the terms of the individual agreements.

During the three months ended September 30, 2017 and 2016, the Company recognized amortization expense of $43 thousand and $38 thousand, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized amortization expense of $129 thousand and $95 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2017 are $221 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended September 30, 2017 and 2016, were $53 thousand and $36 thousand, respectively. Total tax credits and other tax benefits recognized during the nine months ended September 30, 2017 and 2016, were $169 thousand and $102 thousand, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company has been gathering the lease agreement data and has begun to analyze the monetary impact to the consolidated financial statements.
During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet monthly to address the compliance requirements. Historic loan data is currently being gathered and reviewed for completeness and accuracy. In addition, the committee is in the process of selecting a model that will assist in calculating the financial impact of ASU 2016-13.

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
During August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At September 30, 2017, the Company had total assets of $738.6 million, net loans of $547.7 million, total deposits of $645.2 million, and shareholders’ equity of $83.6 million. The Company’s net income was $6.1 million for the nine months ended September 30, 2017.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2017 was $6.1 million, an increase of $1.5 million or 33.10% as compared to net income for the nine months ended September 30, 2016 of $4.6 million. Earnings per share, basic and diluted, were $1.75 and $1.29 for the nine months ended September 30, 2017 and 2016, respectively. Net income during the third quarter of 2017 was $2.0 million, an increase of $577 thousand or 40.35% as compared to net income during the third quarter of 2016 of $1.4 million. Earnings per share, basic and diluted were $0.58 and $0.40 for the third quarter of 2017 and the third quarter of 2016, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2017 and 2016 was 1.14% and 0.92%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2017 and 2016 was 9.97% and 7.63%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $20.2 million and $18.5 million for the nine months ended September 30, 2017 and 2016, respectively, which represents an increase of $1.7 million or 9.35%. Net interest income was $7.1 million and $6.0 million for the three months ended September 30, 2017 and 2016, respectively, which represents an increase of $1.1 million or 17.72%. The increase in net interest income was driven by an increase in the securities available for sale portfolio and the loan portfolio, as well as the expiration of the interest rate swap in 2016. Average interest earning assets increased $49.6 million when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2017 while the average yield increased by three basis points over that same period.

Total interest income was $21.0 million and $19.3 million for the nine months ended September 30, 2017 and 2016, respectively, which represents an increase of $1.7 million or 8.72%. Total interest income was $7.5 million and $6.3 million for the three months ended September 30, 2017 and 2016, respectively, which represents an increase of $1.2 million or 18.78%. Total interest expense was $803 thousand and $846 thousand for the nine months ended September 30, 2017 and 2016, respectively, which represents a decrease of $43 thousand or 5.08%. Total interest expense was $351 thousand and $242 thousand for the three months ended September 30, 2017 and 2016, respectively, which represents an increase of $109 thousand or 45.04%. The decrease in interest expense for the year-to-date period is primarily attributable to the decrease in the average balance of FHLB advances as well as the expiration of the interest rate swap in 2016. The increase in interest expense for the quarter-to-date period is attributable to the increase in deposit rates in combination with an increase in deposit balances, responding to recent Federal Reserve Bank interest rate increases.

The net interest margin was 4.12% and 4.09% for the nine months ended September 30, 2017 and 2016, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2017 and 2016. The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

Net interest income and net interest margin may experience some decline in the face of rising rates as interest bearing liabilities are repriced or replaced more rapidly than interest earning assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$6,548	$5,658	$18,392	$17,250
Interest Income - Securities and Other Interest-Earnings Assets	910	621	2,636	2,092
Interest Expense - Deposits	311	196	732	591
Interest Expense - Interest Rate Swap	—	38	—	118
Interest Expense - Other Borrowings	40	8	71	137
Total Net Interest Income	$7,107	$6,037	$20,225	$18,496
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$26	$28	$81	$86
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	133	119	402	358
Total Tax Benefit on Tax-Exempt Interest Income	$159	$147	$483	$444
Add: Interest Expense - Interest Rate Swap (2)	—	38	—	118
Tax-Equivalent Net Interest Income	$7,266	$6,222	$20,708	$19,058
(1) Tax benefit was calculated using the federal statutory tax rate of 34%.

(2) Tax-Equivalent net interest income was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes in 2015.

The tax-equivalent yield on earning assets increased from 4.25% to 4.28% for the nine months ended September 30, 2016 and 2017, respectively. During that same time, the tax-equivalent yield on securities decreased five basis points from 3.07% to 3.02%. The tax equivalent yield on loans increased six basis points from 4.56% for the nine months ended September 30, 2016 to 4.62% for the same time period in 2017. During that same time, the yield on interest-bearing deposits in other banks increased 63 basis points from 0.47% to 1.10%. The increase in the tax-equivalent yield on loans was the main driver behind the three basis point increase in tax-equivalent yield on earning assets.

The average rate on interest bearing liabilities increased one basis points from 0.25% for the nine months ended September 30, 2016 to 0.26% for the same time period in 2017. The average rate on interest bearing deposits increased during that same time while the average rate on FHLB advances declined. When loan demand exceeds deposit growth, the Company may borrow from the FHLB in the form of short and long term advances. All outstanding advances were paid off during the second half of 2016, with only one new short-term advance being originated in May 2017 and paid off in August 2017, resulting in an overall decrease in interest expense. The FHLB advance outstanding during 2016 had an interest rate of 1.30%, while the new advance in May 2017 had an interest rate of 1.02%.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The (recovery of) loan losses was $(759) thousand and $(46) thousand for the nine months ended September 30, 2017 and 2016, respectively. The (recovery of) loan losses for the nine months ended September 30, 2017 reflects primarily a decline in the historical loss experience utilized in our allowance model as well as lower specific reserves on remaining impaired loans. In addition there was a large recovery of $470 thousand during the first quarter of 2017 and two large recoveries totaling $196 thousand during the second quarter of 2017. Charge-off and recovery activity during the third quarter of 2017 was minimal.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2017 and 2016 was $4.9 million and $5.1 million, respectively, which represents a decrease of $172 thousand or 3.40%. A decrease of $70 thousand or 4.15% was recorded when comparing the three months ended September 30, 2017 and 2016. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the three and nine months ended September 30, 2017 and 2016, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Income from fiduciary activities	$236	$315	$(79)	(25)%	$837	$1,023	$(186)	(18)%
Service charges on deposit accounts	310	321	(11)	(3)%	904	901	3	—%
Other service charges and fees	1,057	999	58	6%	2,967	2,820	147	5%
Gain on sale of securities	26	8	18	NM	77	94	(17)	NM
Other operating (loss) income	(12)	44	(56)	(127)%	103	222	(119)	(54)%
Total noninterest income	$1,617	$1,687	$(70)	(4)%	$4,888	$5,060	$(172)	(3)%

NM - Not Meaningful

Income from fiduciary activities decreased during the three and nine months ended September 30, 2017 when compared to the same periods in 2016. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income fluctuated due to changes in market value. These fluctuations during the three and nine months ended September 30, 2017 do not necessarily indicate future results.

Other operating (loss) income decreased for the three and nine months ended September 30, 2017 when compared to the same periods in 2016. The decrease can be attributed almost solely to the adjustment of the interest rate swap derivative contract to fair value. As previously reported, the Company's cash flow hedge was derecognized upon the retirement of the trust preferred capital notes during the third quarter of 2015. As a result, adjustments of the derivative contract to fair value in the amounts of $42 thousand and $113 thousand for the three and nine months ended September 30, 2016, respectively, were recognized through Other operating income in the Consolidated Statements of Income. The derivative contract expired on December 1, 2016.

Noninterest Expenses

Total noninterest expenses increased $110 thousand or 0.64% from $17.3 million to $17.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2017. Total noninterest expenses increased $38 thousand or 0.65% for the three months ended September 30, 2017 compared to the same period in 2016.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2017 and 2016, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$3,513	$3,251	$262	8%	$10,227	$9,828	$399	4%
Occupancy expenses	358	356	2	1%	1,102	1,131	(29)	(3)%
Equipment expenses	222	215	7	3%	720	684	36	5%
Advertising and marketing expenses	190	151	39	26%	543	498	45	9%
Stationary and supplies	49	68	(19)	(28)%	137	169	(32)	(19)%
ATM network fees	203	242	(39)	(16)%	606	678	(72)	(11)%
Other real estate owned expense	—	50	(50)	NM	11	52	(41)	NM
(Gain) loss on valuation adjustments and sales of other real estate owned	—	(12)	12	NM	(1)	35	(36)	NM
FDIC assessment	56	103	(47)	(46)%	163	307	(144)	(47)%
Computer software expense	150	180	(30)	(17)%	505	447	58	13%
Bank franchise tax	137	125	12	10%	396	376	20	5%
Professional fees	212	266	(54)	(20)%	770	775	(5)	(1)%
Data processing fees	166	146	20	14%	422	342	80	23%
Other operating expenses	653	730	(77)	(11)%	1,766	1,935	(169)	(9)%
Total noninterest expenses	$5,909	$5,871	$38	1%	$17,367	$17,257	$110	1%

NM - Not Meaningful

Salaries and employee benefits increased during the three and nine months ended September 30, 2017 over 2016. Several items in this line item marginally increased during the quarter and year, including salaries, payroll taxes, deferred compensation expense as well as the Company's employee 401(k) matching expense.

Advertising and marketing expenses increased during the three and nine months ended September 30, 2017 over 2016. Television and newspaper advertising have increased around $45 thousand year over year due to increased efforts to advertise products and promotions.

ATM network fees decreased during the three and nine months ended September 30, 2017 in comparison to 2016. This is due mainly to changes in activity from customers which can fluctuate between periods.

FDIC assessments decreased during the three and nine months ended September 30, 2017 over 2016. As of July 1, 2016 new FDIC assessment changes became effective. The changes included a new lower assessment rate schedule and small institution pricing changes, which caused the subsequent assessments to decrease by approximately 50%.

Computer software expense increased during the nine months ended September 30, 2017 over 2016. Fees paid to our core software provider have increased due to an increase in asset size. In addition, the Company purchased a new malware protection software during 2017 which has resulted in an increase in computer software expense. Computer software expense decreased during the three months ended September 30, 2017 over 2016 mainly due to lower amortization expense and the timing of services incurred.

Professional fees during the three months ended September 30, 2017 have decreased over the same period in 2016. The decrease in the current quarter was due mainly to fees paid to fill the senior lender position in 2016 that were not incurred in 2017. When excluding this one-time expense in the year over year comparison, there in an increase in professional fees during the nine months ended September 30, 2017 over 2016. Increased audit and legal fees contributed to the higher level of professional expenses.

Data processing fees increased during the three and nine months ended September 30, 2017 over 2016. The majority of the increase is due to an increase in both the number of customers and the number of transactions being performed.

Other operating expenses decreased during the three and nine months ended September 30, 2017 over 2016. This decrease is primarily due to a $136 thousand prepayment penalty paid in 2016 in order payoff the outstanding FHLB borrowings at that time. No FHLB prepayment penalties were recognized during 2017.

The efficiency ratio of the Company was 68.01% and 72.01% for the nine months ended September 30, 2017 and 2016. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 34%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$5,909	$5,871	$17,367	$17,257
Less: Loss (gain) on other real estate owned	—	(12)	(1)	35
Adjusted noninterest expenses	$5,909	$5,883	$17,368	$17,222

Net interest income	7,107	$6,037	$20,225	$18,496

Noninterest income	1,617	1,687	4,888	5,060
Less: Gain on sales of securities	26	8	77	94
Less: (Loss) on the sale and disposal of premises and equipment	(5)	—	(12)	(10)
Less: (Loss) on sale of of repossessed assets	(4)	—	(6)	(1)
Adjusted noninterest income	$1,600	$1,679	$4,829	$4,977
Tax equivalent adjustment (1)	159	147	483	444
Total net interest income and noninterest income, adjusted	$8,866	$7,863	$25,537	$23,917

Efficiency ratio	66.65%	74.82%	68.01%	72.01%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 34%.

Income Taxes

Income tax expense was $2.4 million and $1.8 million during the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate was 28.56% and 28.05% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate is below the statutory rate of 34% due primarily to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by tax credits on qualified affordable housing project investments as discussed in Note 13 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Securities

Total securities available for sale were $124.6 million at September 30, 2017, compared to $119.3 million at December 31, 2016. This represents an increase of $5.3 million or 4.46%. The Company purchased $23.3 million in securities during the nine months ended September 30, 2017. The Company had total maturities, calls, and principal repayments of $8.4 million. There were $10.6 million in sales during the nine months ended September 30, 2017. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2017. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2017 and December 31, 2016. The Company had a net unrealized gain on available for sale securities of $1.2 million at September 30, 2017 as compared to a net unrealized loss of $94 thousand at December 31, 2016. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $552.2 million and $516.9 million at September 30, 2017 and December 31, 2016, respectively. This represents an increase of $35.22 million or 6.81% during the nine months ended September 30, 2017. The ratio of gross loans to deposits decreased slightly during the nine months ended September 30, 2017 from 85.60% at December 31, 2016 to 85.57% at September 30, 2017. Strong loan growth and strong deposit growth allowed the ratio of gross loans to deposits to remain stable.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2017 and December 31, 2016.

Residential real estate loans were $228.5 million or 41.38% and $231.5 million or 44.79% of total loans at September 30, 2017 and December 31, 2016, respectively. Commercial real estate loans were $237.7 million or 43.05% and $208.5 million or 40.34% of total loans at September 30, 2017 and December 31, 2016, respectively. This represents an increase of $29.2 million or 14.00% during the nine months ended September 30, 2017. Consumer installment loans were $11.6 million or 2.10% and $12.7 million or 2.45% of total loans at September 30, 2017 and December 31, 2016, respectively. Commercial and industrial loans were $35.9 million or 6.51% and $30.3 million or 5.87% of total loans at September 30, 2017 and December 31, 2016, respectively. This represents an increase of $5.6 million or 18.40% during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, loan growth was mainly concentrated in commercial real estate and commercial and industrials loans.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2017 and 2016 and the year ended December 31, 2016. Charged-off loans were $210 thousand and $472 thousand for the nine months ended September 30, 2017 and 2016, respectively. Recoveries were $908 thousand and $217 thousand for the nine months ended September 30, 2017 and 2016, respectively. This resulted in net recoveries (charge-offs) of $698 thousand and $(255) thousand for the nine months ended September 30, 2017 and 2016, respectively. One large recovery of $470 thousand during the first quarter of 2017 and two large recoveries totaling $196 thousand during the second quarter of 2017 contributed to the total net recovery for the nine months ended September 30, 2017. The allowance for loan losses as a percentage of loans was 0.80% at September 30, 2017 and 0.87% at December 31, 2016. The allowance for loan losses was 87.05% of nonperforming loans at September 30, 2017 and 64.37% of nonperforming loans at December 31, 2016. Nonperforming loans decreased by $1.9 million during the nine months ended September 30, 2017 due mainly to the payoff of a few loans that were in nonaccrual status at December 31, 2016. All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations which were provided for as necessary. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the unpredictability of the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $5.1 million and $7.0 million at September 30, 2017 and December 31, 2016, respectively. Other real estate owned was $106 thousand at September 30, 2017 and $370 thousand at December 31, 2016. The Company held two parcels of land in other real estate owned with an average balance of $53 thousand at September 30, 2017 and held four properties with an average balance of $93 thousand at December 31, 2016. The percentage of nonperforming assets to loans and other real estate owned was 0.94% at September 30, 2017 and 1.42% at December 31, 2016, respectively. There were $19 thousand of loans past due 90 days or more and still accruing interest at September 30, 2017. Total loans past due 90 days or more and still accruing interest were $8 thousand at December 31, 2016. The majority of the decrease in nonperforming assets, as mentioned above, was due mainly to the payoff of a few loans that were in nonaccrual status at December 31, 2016.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, increased by $3.6 million during the nine months ended September 30, 2017. This increase is due mainly to a $4.1 million loan secured by two large, multi-acre residential properties located in Loudoun County, Virginia. This loan was placed on nonaccrual status during 2016 and was identified as an impaired loan at December 31, 2016 and September 30, 2017. No specific reserve was required for this loan at either period end based on the impairment calculation. While this loan was considered current at December 31, 2016, no payments were received during the first nine months of 2017 which caused the loan to be over 90 days past due at September 30, 2017. This loan is currently in the process of foreclosure as disclosed in note 5 to the Consolidated Financial Statements.

Special Mention loans, as disclosed in note 5 to the Consolidated Financial Statements, increased during the nine months ended September 30, 2017 by $8.6 million or over 200%. This increase is mainly attributable to one large loan relationship totaling $9.0 million at September 30, 2017 that was downgraded from Pass Monitored to Special Mention during the third quarter of 2017. This loan relationship continues to perform and no loss would be expected based on the management’s evaluation of the relationship. Even though Special Mention loans increased significantly during the period, the Company does not consider this to be a trend and therefore, no additional provision for loan losses was required for the period ended September 30, 2017.

During the nine months ended September 30, 2017, the Bank placed three loans totaling $287 thousand on nonaccrual status. These loans are secured by real estate. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2017, the Company had $4.4 million in restructured loans with specific allowances totaling $260 thousand. At December 31, 2016, the Company had $7.3 million in restructured loans with specific allowances totaling $335 thousand. At September 30, 2017 and December 31, 2016, total restructured loans performing under the restructured terms and accruing interest were $4.4 million and $5.7 million, respectively. One loan, totaling $46 thousand, was in nonaccrual status at September 30, 2017. Six loans, totaling $1.6 million, were in nonaccrual status at December 31, 2016.

Deposits

Total deposits were $645.2 million and $603.9 million at September 30, 2017 and December 31, 2016, respectively. This represents an increase of $41.37 million or 6.85% during the nine months ended September 30, 2017. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2017 and December 31, 2016.

Noninterest-bearing demand deposits which are comprised of checking accounts, increased $15.41 million or 7.37% from $208.9 million at December 31, 2016 to $224.4 million at September 30, 2017. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $7.8 million or 2.53% from $306.8 million at December 31, 2016 to $314.6 million at September 30, 2017. Time deposits increased $18.2 million or 20.68% from $88.1 million at December 31, 2016 to $106.3 million at September 30, 2017. This is comprised of an increase in time deposits of $250,000 and more of $21.7 million or 103.52% and a decrease in time deposits of less than $250,000 of $3.4 million or 5.14%. Certificates of deposit also included $510 thousand and $2.2 million in brokered certificates of deposit at September 30, 2017 and December 31, 2016, respectively. Time deposits of $250,000 and more more than doubled since December 31, 2016 due largely to two large public time deposits totaling $15 million.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2017 was $83.6 million, reflecting a percentage of total assets of 11.31%, as compared to $79.4 million and 11.34% at December 31, 2016. During the nine months ended September 30, 2016 and 2017, the Company declared dividends of $0.60 and $0.66 per share, respectively. The Company has a Dividend Investment Plan that reinvests the dividends of the shareholder in Company stock.
The new Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at September 30, 2017, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.

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
The Company's Tier 1 common risk-based capital ratio was 14.63% at September 30, 2017 as compared to 15.68% at December 31, 2016. The Company’s Tier 1 risk-based capital ratio was 14.63% at September 30, 2017 as compared to 15.68% at December 31, 2016. The Company’s total risk-based capital ratio was 15.42% at September 30, 2017 as compared to 16.58% at December 31, 2016. The Company’s Tier 1 capital to average total assets ratio was 11.28% at September 30, 2017 as compared to 11.84% at December 31, 2016. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2017, liquid assets totaled $252.7 million as compared to $248.1 million at December 31, 2016. These amounts represent 38.57% and 39.97% of total liabilities at September 30, 2017 and December 31, 2016, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2016 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchases of its common stock during the third quarter of 2017 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program. The Program has an expiration date of June 30, 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

July 1 - July 31, 2017	—	$—	—	150,000
August 1 - August 31, 2017	23,100	29.8	23,100	126,900
September 1 - September 30, 2017	4,957	29.12	28,057	121,943
	28,057	$29.68	28,057	121,943

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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of November, 2017.
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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.