Form 10-K
period 2017-12-31
EAGLE FINANCIAL SERVICES INC
filed 2018-03-15
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2017 was $84,967,563.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 8, 2018 was 3,466,158.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
In addition to the Bank, as of December 31, 2014, the Company had a wholly owned subsidiary, Eagle Financial Statutory Trust II, which was formed in connection with the issuance of $7,000,000 in trust preferred securities in 2007. On August 7, 2015, the Eagle Financial Statutory Trust II was dissolved. The Company’s subsidiary, Bank of Clarke County, is a partner in Bankers Title Shenandoah, LLC, which sells title insurance and is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks. Bank of Clarke County is also an investor in State Theatre Owner, LLC which rehabilitated the State Theatre of Culpeper, Virginia, Moore Street Investor, LLC which is rehabilitating two buildings located in Richmond and Virginia Footer Master Tenant, LLC which is rehabilitating one building located in Maryland.
Employees
The Company, including the Bank, had 53 officers, 110 other full-time and 18 part-time employees (or 173 full-time equivalent employees) at December 31, 2017. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.
Securities and Exchange Commission Filings
The Company maintains an internet website at www.bankofclarke.bank. Shareholders of the Company and the public may access, free of charge, the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission, through the “Investor Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Competition
There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2017 as reported to the FDIC, the Company has 7.0% of the total deposits in its market area. The Company’s market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

Supervision and Regulation
General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve Board. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.
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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. Refer to Item 5 for additional information on dividend restrictions. During the year ended December 31, 2017, the Bank paid $3.8 million in dividends to the Company. The Company paid cash dividends of $2.7 million to shareholders during 2017.
The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.
Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the FDIC. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount to $250,000. The FDIC has implemented a risk-based assessment system in which assessment rates for insured institutions with under $10 billion in assets are calculated based on supervisory evaluations and certain other financial measures. The assessment base is an institution’s average consolidated total assets less average tangible equity, and the initial base assessment rates are currently between 3 and 30 basis points depending on the institution's composite rating, and subject to potential adjustment based on certain long-term unsecured debt. Once the reserve ratio reaches 2.0% or greater, initial base assessment rates will range from 2 to 28 basis points and, once the reserve ratio reaches 2.5% or greater, the initial base assessment rate will range from 1 to 25 basis points.
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
In September 2017, the federal bank regulatory agencies proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Bank, that are not subject to the advanced approaches requirements. In November 2017, the regulatory agencies revised the capital rules enacted in 2013 to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which the Bank uses to calculate its capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

Other Safety and Soundness Regulations. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or is in danger of becoming insolvent. For example, under the requirements of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.
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
Monetary Policy. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.
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
The reserve percentages are subject to adjustment by the Federal Reserve. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at, or on behalf of, a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.
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

On September 20, 2017, the Bureau of Consumer Financial Protection (Bureau) issued a final rule that amends Regulation B to permit creditors additional flexibility in complying with Regulation B in order to facilitate compliance with Regulation C, adds certain model forms and removes others from Regulation B, and makes various other amendments to Regulation B and its commentary to facilitate the collection and retention of information about the ethnicity, sex, and race of certain mortgage applicants. The rule is effective on January 1, 2018, except that the amendment to Appendix B removing the existing “Uniform Residential Loan Application” form in amendatory instruction 6 is effective January 1, 2022.
Privacy Regulations. The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are more strict than those contained in the act.

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

On May 11, 2016, FinCEN issued final rules under the Bank Secrecy Act to clarify and strengthen customer due diligence requirements for: banks; brokers or dealers in securities; mutual funds; and futures commission merchants and introducing brokers in commodities. The rules contain explicit customer due diligence requirements and include a new requirement to identify and verify the identity of beneficial owners of legal entity customers, subject to certain exclusions and exemptions.
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Because the Company’s common stock is registered with the SEC, it is currently subject to these requirements.
Incentive Compensation. In June 2010, the Federal Reserve issued a final rule on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. Banking organizations are instructed to review their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

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

•
Consumer Financial Protection Bureau. The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau ("CFPB"), responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

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

•
Holding Company Capital Levels. Bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks. In addition, all trust preferred securities issued after May 19, 2010 will be counted as Tier 2 capital.

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
On July 7, 2017, the CFPB modified the Federal mortgage disclosure requirements under the Real Estate Settlement Procedures Act and the Truth in Lending Act that are implemented in Regulation Z. This rule memorializes the CFPB’s informal guidance on various issues and makes additional clarifications and technical amendments. This rule also creates tolerances for the total of payments, adjusts a partial exemption mainly affecting housing finance agencies and nonprofits, extends coverage of the TILA-RESPA integrated disclosure (integrated disclosure) requirements to all cooperative units, and provides guidance on sharing the integrated disclosures with various parties involved in the mortgage origination process.
On October 4, 2017, the CFPB issued an interim final rule amending a provision of the Regulation X mortgage servicing rules issued in 2016 relating to the timing for servicers to provide modified written early intervention notices to borrowers who have invoked their cease communication rights under the Fair Debt Collection Practices Act.

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

Home Mortgage Disclosure Act (HMDA) Final Rule. On October 15, 2015, the CFPB issued the final rule aimed at increasing the “quality and type” of HMDA data collected and reported by financial institutions. The HMDA Rule changes: (1) the types of financial institutions that are subject to Regulation C; (2) the types of transactions that are subject to Regulation C; (3) the data that financial institutions are required to collect, record, and report; and (4) the processes for reporting and disclosing HMDA data. On August 24, 2017, the Bureau issued a final rule (2017 HMDA Rule) further amending Regulation C to make technical corrections and to clarify and amend certain requirements adopted by the 2015 HMDA Final Rule. The most significant changes are not effective until January 1, 2018. On or before March 1, 2019, lenders will report the new data they collect in 2018.

Payday, Vehicle Title, and Certain High-Cost Installment Loans. On October 5, 2017, the CFPB has issued this final rule (effective date: January 16, 2018) to create consumer protections for certain consumer credit products. The rule has two primary parts. First, for short-term and longer-term loans with balloon payments, the CFPB is identifying it as an unfair and abusive practice for a lender to make such loans without reasonably determining that consumers have the ability to repay the loans according to their terms. The rule generally requires that, before making such a loan, a lender must reasonably determine that the consumer has the ability to repay the loan. The CFPB has exempted certain short-term loans from the ability-to-repay determination prescribed in the rule if they are made with certain consumer protections. Second, for the same set of loans and for longer-term loans with an annual percentage rate greater than 36 percent that are repaid directly from the consumer’s account, the rule identifies it as an unfair and abusive practice to attempt to withdraw payment from a consumer’s account after two consecutive payment attempts have failed, unless the lender obtains the consumer’s new and specific authorization to make further withdrawals from the account. The rule also requires lenders to provide certain notices to the consumer before attempting to withdraw payment for a covered loan from the consumer’s account.
Future Legislation and Regulation. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company and the Bank operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to business strategy, and limit the ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material, adverse effect on the business, financial condition and results of operations of the Company and the Bank. In 2017 and early 2018, both the House of Representatives and Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans reform and simplification of certain Volcker Rule requirements and changes to capital requirements. Future legislation, regulation, and government policy could affect the banking industry as a whole, including the business and results of operations of the Company and the Bank, in ways that are difficult to predict.
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
At December 31, 2017, loans secured by real estate totaled $519.6 million and represented 91.34% of the Company’s loan portfolio. If we experience further adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be further impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

Our exposure to operational risk may adversely affect our business.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

Reputational risk, or the risk to our earnings and capital from negative public opinion, could result from our actual alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance or the occurrence of any of the events or instances mentioned below, or from actions taken by government regulators or community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally.

Further, if any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be adversely affected. We depend on internal systems and outsourced technology to support these data storage and processing operations. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

If any of the foregoing risks materialize, it could have a material adverse affect on our business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke County, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2017, Bank of Clarke County operated twelve full-service branches and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Leesburg and Ashburn. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.
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
The Company has a limited record of trades involving its common stock in the sense of “bid” and “ask” prices or in highs and lows. The effort to accurately disclose trading prices is made more difficult due to the fact that price per share information is not required to be disclosed to the Company when shares of its stock have been sold by holders and purchased by others. The table titled “Common Stock Market Price and Dividend Data” summarizes the high and low sales prices of shares of the Company’s common stock on the basis of trades known to the Company (including trades through the OTC Markets Group) and dividends declared during 2017 and 2016. The Company may not be aware of the per share price of all trades made.

Common Stock Market Price and Dividend Data

	2017		2016		Dividends Per Share
	High	Low	High	Low	2017	2016
1st Quarter	$29.00	$25.50	$24.00	$22.85	$0.22	$0.20
2nd Quarter	33.25	28.40	23.74	22.25	0.22	0.20
3rd Quarter	32.63	29.00	23.99	22.70	0.22	0.20
4th Quarter	32.15	29.15	26.00	23.26	0.22	0.22
As of March 8, 2018, the Company had approximately 997 shareholders of record.
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
Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2017
On June 21, 2017, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2018. During 2017, the Company purchased 52,936 shares of its Common Stock under its stock repurchase program at an average price of $29.54.

The following table details the Company's purchases of its common stock during the fourth quarter pursuant to the Stock Repurchase program renewed on June 21, 2017. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program. The program has an expiration date of June 30, 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

October 1 - October 31, 2017	4,468	$30.00	4,468	117,475
November 1 - November 30, 2017	6,360	31.10	10,828	111,115
December 1 - December 31, 2017	—	—	10,828	111,115
	10,828	$30.65	10,828	111,115
Stock Performance
The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2012 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 17, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

	2012	2013	2014	2015	2016	2017
Eagle Financial Services, Inc.	$100	$106	$114	$116	$135	$173
NASDAQ Bank Index	100	139	143	152	206	213
NASDAQ Composite Index	100	138	157	166	178	229

Item 6. Selected Financial Data
The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$28,351	$25,785	$24,493	$24,850	$25,036
Interest expense	1,154	1,067	1,347	1,912	2,585
Net interest income	$27,197	$24,718	$23,146	$22,938	$22,451
(Recovery of) provision for loan losses	(625)	(188)	(227)	350	—
Net interest income after (recovery of) provision for loan losses	$27,822	$24,906	$23,373	$22,588	$22,451
Noninterest income	6,780	6,669	8,438	6,606	7,462
Net revenue	$34,602	$31,575	$31,811	$29,194	$29,913
Noninterest expenses	23,190	22,652	22,481	19,986	20,367
Income before income taxes	$11,412	$8,923	$9,330	$9,208	$9,546
Income tax expense	3,626	2,553	2,433	2,068	2,388
Net Income	$7,786	$6,370	$6,897	$7,140	$7,158

Performance Ratios:
Return on average assets	1.08%	0.96%	1.10%	1.19%	1.23%
Return on average equity	9.50%	7.98%	9.17%	10.25%	11.04%
Shareholders’ equity to assets	10.95%	11.34%	11.97%	11.67%	11.32%
Dividend payout ratio	39.29%	45.30%	40.61%	37.03%	36.02%
Non-performing loans to total loans	1.11%	1.35%	1.13%	2.28%	1.00%
Non-performing assets to total assets	0.84%	1.05%	0.95%	2.04%	1.04%

Per Common Share Data:
Net income, basic	$2.24	$1.81	$1.97	$2.08	$2.11
Net income, diluted	2.24	1.81	1.97	2.08	2.11
Cash dividends declared	0.88	0.82	0.80	0.77	0.76
Book value	24.40	23.01	22.25	21.01	19.57
Market price	32.00	25.75	23.00	23.30	22.50
Average shares outstanding, basic	3,468,275	3,518,848	3,495,334	3,438,348	3,386,467
Average shares outstanding, diluted	3,468,275	3,518,848	3,495,334	3,438,646	3,387,212

Balance Sheet Data:
Total securities	$133,673	$120,330	$107,719	$96,973	$104,790
Total loans	568,817	516,942	495,573	469,820	444,273
Total assets	765,751	700,149	653,272	630,158	586,444
Total deposits	663,414	603,877	550,718	503,816	487,587
Shareholders’ equity	83,817	79,416	78,221	73,132	66,406

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
GENERAL
The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2017, the Company had total assets of $765.8 million, net loans of $564.4 million, total deposits of $663.4 million and shareholders’ equity of $83.8 million. The Company’s net income was $7.8 million for the year ended December 31, 2017.
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

Allowance for Loan Losses
The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated. Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or general allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2017 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS
Net Income
Net income for 2017 was $7.8 million, an increase of $1.4 million or 22.23% from 2016’s net income of $6.4 million. Net income for 2016 decreased $527 thousand or 7.64% from 2015’s net income of $6.9 million. Basic and diluted earnings per share were $2.24, $1.81, and $1.97 for 2017, 2016, and 2015, respectively.
Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 1.08%, 0.96%, and 1.10% for 2017, 2016, and 2015, respectively.
Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 9.50%, 7.98%, and 9.17% for 2017, 2016, and 2015, respectively.
Net Interest Income
Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $27.2 million for 2017, $24.7 million for 2016, and $23.1 million for 2015, which represents an increase of $2.5 million or 10.03% and $1.6 million or 6.79% for 2017 and 2016, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $28.4 million for 2017, $25.8 million for 2016, and $24.5 million for 2015, which represents an increase of $2.6 million or 9.95% and an increase of $1.3 million or 5.27% for 2017 and 2016, respectively. Total interest expense was $1.2 million for 2017, $1.1 million for 2016, and $1.3 million for 2015, which represents an increase of $87 thousand or 8.15% and a decrease of $280 thousand or 20.79% in 2017 and 2016, respectively. The increase in total interest income during 2017 is driven mainly by the growth in interest-earning assets. Refer to the table titled “Volume and Rate Analysis” for further detail.
The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2017, 2016, and 2015.
The net interest margin was 4.10% for 2017, 4.07% for 2016, and 4.06% for 2015. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 34% for 2017, 2016, and 2015. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2017, 2016, and 2015.

Net interest income may experience some decline due to increasing cost of funds as a result of increasing rates on interest bearing liabilities. Net interest margin and net interest income may be affected negatively due to the change in corporate tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act that was signed into law on December 22, 2017.

Average Balances, Income and Expenses, Yields and Rates
(dollars in thousands)

	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$90,881	$2,339	2.57%	$72,824	$1,750	2.40%	$71,159	$1,744	2.45%
Tax-Exempt (1)	38,432	1,567	4.08%	32,495	1,401	4.31%	31,592	1,472	4.66%
Total Securities	$129,313	$3,906	3.02%	$105,319	$3,151	2.99%	$102,751	$3,216	3.13%
Loans:
Taxable	530,109	24,616	4.64%	497,720	22,815	4.58%	465,444	21,523	4.62%
Non-accrual	5,701	—	—%	5,891	—	—%	6,446	—	—%
Tax-Exempt (1)	5,927	311	5.25%	6,423	336	5.23%	7,210	346	4.80%
Total Loans	$541,737	$24,927	4.60%	$510,034	$23,151	4.54%	$479,100	$21,869	4.56%
Federal funds sold	171	1	0.58%	36	—	—%	—	—	—%
Interest-bearing deposits in other banks	13,870	156	1.12%	15,179	73	0.48%	12,174	26	0.21%
Total earning assets (2)	$679,390	$28,990	4.27%	$624,677	$26,375	4.22%	$587,579	$25,111	4.27%
Allowance for loan losses	(4,548)			(4,967)			(5,374)
Total non-earning assets	48,590			44,440			47,626
Total assets	$723,432			$664,150			$629,831

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$85,154	$161	0.19%	$81,966	$93	0.11%	$80,809	$85	0.11%
Money market accounts	128,068	290	0.23%	117,210	201	0.17%	99,088	113	0.11%
Savings accounts	100,838	66	0.07%	87,035	51	0.06%	76,054	41	0.05%
Time deposits:
$100,000 and more	57,010	340	0.60%	44,193	255	0.58%	36,098	170	0.47%
Less than $100,000	39,319	227	0.58%	45,133	187	0.41%	57,992	332	0.57%
Total interest-bearing deposits	$410,389	$1,084	0.26%	$375,537	$787	0.21%	$350,041	$741	0.21%
Federal funds purchased and securities sold under agreements to repurchase	823	13	1.58%	73	1	1.37%	1,154	10	0.87%
Federal Home Loan Bank advances	5,096	57	1.12%	10,546	136	1.29%	24,849	336	1.35%
Trust preferred capital notes (3)	—	—	—%	—	—	—%	4,441	196	4.41%
Total interest-bearing liabilities	$416,308	$1,154	0.28%	$386,156	$924	0.24%	$380,485	$1,283	0.34%
Noninterest-bearing liabilities:
Demand deposits	216,044			195,428			171,508
Other Liabilities	9,129			2,752			2,599
Total liabilities	$641,481			$584,336			$554,592
Shareholders’ equity	81,951			79,814			75,239
Total liabilities and shareholders’ equity	$723,432			$664,150			$629,831
Net interest income		$27,836			$25,451			$23,828
Net interest spread			3.99%			3.98%			3.93%
Interest expense as a percent of average earning assets			0.17%			0.15%			0.22%
Net interest margin			4.10%			4.07%			4.06%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 34%.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Interest expense and average yield was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes.

Tax-Equivalent Net Interest Income
(dollars in thousands)

	December 31,
	2017	2016	2015
GAAP Financial Measurements:
Interest Income - Loans	$24,821	$23,037	$21,751
Interest Income - Securities and Other Interest-Earnings Assets	3,530	2,748	2,742
Interest Expense - Deposits	1,084	787	741
Interest Expense - Interest Rate Swap	—	143	182
Interest Expense - Other Borrowings	70	137	424
Total Net Interest Income	$27,197	$24,718	$23,146

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$106	$114	$118
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	533	476	500
Total Tax Benefit on Tax-Exempt Interest Income	$639	$590	$618
Add: Interest Expense - Interest Rate Swap (2)	—	143	64
Tax-Equivalent Net Interest Income	$27,836	$25,451	$23,828

(1)	Tax benefit was calculated using the federal statutory tax rate of 34%.

(2)	Tax-Equivalent net interest income was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes in 2015.
The tax-equivalent yield on earning assets increased five basis points from 2016 to 2017 and decreased five basis points from 2015 to 2016. The tax-equivalent yield on securities increased three basis points from 2016 to 2017 and decreased 14 basis points from 2015 to 2016. The tax-equivalent yield on loans increased six basis points from 2016 to 2017 and decreased two basis points from 2015 to 2016. The slight increase in the yield on earning assets, securities, and the loan portfolio was primarily a result of increases in interest rates by the Federal Reserve during 2017.
The average rate on interest-bearing liabilities increased four basis points from 2016 to 2017 and decreased 10 basis points from 2015 to 2016. The average rate on total interest-bearing deposits increased five basis points from 2016 to 2017 and remained steady from 2015 to 2016. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $27.9 million or 9.75% from $286.2 million during 2016 to $314.1 million in 2017 and $30.3 million or 11.83% from $256.0 million at December 31, 2015 during 2016. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company from time to time will utilize overnight borrowings in the form of federal funds purchased. The average rate on these borrowings increased 21 basis points from 2016 to 2017 and 50 basis points from 2015 to 2016. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which increased to 1.50% during 2017, from 0.75% in 2016. Finally, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances decreased 17 basis points from 2016 to 2017 and six basis points from 2015 to 2016. The average balance on FHLB advances decreased $5.5 million during 2017 and decreased $14.3 million during 2016.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans. Tax-equivalent net interest income increased $2.4 million during 2017. The increase in tax-equivalent net interest income during 2017 is comprised of an increase due to volume of $2.1 million and a increase due to rate of $262 thousand. The increase in tax-equivalent net interest income during 2017 was primarily affected by the increased volume of taxable loans and taxable securities.

Volume and Rate Analysis (Tax-Equivalent Basis)
(dollars in thousands)

	2017 vs 2016 Increase (Decrease) Due to Changes in:			2016 vs 2015 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$458	$131	$589	$47	$(41)	$6
Tax-exempt	234	(68)	166	44	(115)	(71)
Loans:
Taxable	1,499	302	1,801	1,476	(184)	1,292
Tax-exempt	(26)	1	(25)	(56)	46	(10)
Federal funds sold	—	1	1	—	—	—
Interest-bearing deposits in other banks	(6)	89	83	8	39	47
Total earning assets	$2,159	$456	$2,615	$1,519	$(255)	$1,264

Interest-Bearing Liabilities:
NOW accounts	$3	$65	$68	$8	$—	$8
Money market accounts	19	70	89	22	66	88
Savings accounts	7	8	15	4	6	10
Time deposits:
$100,000 and more	76	9	85	42	43	85
Less than $100,000	(18)	58	40	(64)	(81)	(145)
Total interest-bearing deposits	$87	$210	$297	$12	$34	$46
Federal funds purchased and securities sold under agreements to repurchase	$12	$—	$12	$(23)	$14	$(9)
Federal Home Loan Bank advances	(63)	(16)	(79)	(186)	(14)	(200)
Trust preferred capital notes	—	—	—	(98)	(98)	(196)
Total interest-bearing liabilities	$36	$194	$230	$(295)	$(64)	$(359)
Change in net interest income	$2,123	$262	$2,385	$1,814	$(191)	$1,623
Provision for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The (recovery of) loan losses was $(625) thousand for 2017, $(188) thousand for 2016, and $(227) thousand for 2015. Changes in the amount of provision for loan losses during each period reflect the results of the Bank’s analysis used to determine the adequacy of the allowance for loan losses. The recovery of loan losses in 2017 is due mainly to a decline in the historical loss experience utilized in our allowance model. The recovery of loan losses in 2015 and 2016 reflects lower specific reserves on remaining impaired loans as well as a decline in the historical loss experience utilized in our allowance model. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income
Total noninterest income was $6.8 million, $6.7 million, and $8.4 million during 2017, 2016, and 2015, respectively. This represents an increase of $111 thousand or 1.66% for 2017 and a decrease of $1.8 million or 20.96% for 2016. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2017, 2016, and 2015, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Income from fiduciary activities	$1,238	$1,356	$(118)	(8.70)%	$1,356	$1,338	$18	1.35%
Service charges on deposit accounts	1,223	1,227	(4)	(0.33)%	1,227	1,244	(17)	(1.37)%
Other service charges and fees	3,878	3,713	165	4.44%	3,713	3,375	338	10.01%
(Loss) on the sale and disposal of premises and equipment	(12)	(10)	(2)	NM	(10)	(76)	66	NM
(Loss) gain on sale of securities	(10)	98	(108)	NM	98	124	(26)	NM
Gain on redemption of trust preferred debt	—	—	—	NM	—	2,424	(2,424)	NM
Other operating income	463	285	178	62.46%	285	9	276	3,066.67%
Total noninterest income	$6,780	$6,669	$111	1.66%	$6,669	$8,438	$(1,769)	(20.96)%
NM - Not Meaningful

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, decreased from 2016 to 2017. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period.
The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased by $338 thousand or 10.01% for 2016. This increase can be primarily attributed to an increase of ATM fee income of $172 thousand for 2016.

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
Other operating income increased during 2017 and 2016. The increase for 2017 was mostly attributed to the receipt of a $320 thousand bank owned life insurance (BOLI) benefit. During the third quarter of 2015, the Company's cash flow hedge was derecognized upon the retirement of the trust preferred capital note as discussed in the previous paragraph. As a result, the loss on the interest rate swap derivative contract recorded in accumulated other comprehensive income of $237 thousand was reclassified to the income statement during the third quarter of 2015, which was partially offset by the adjustment of the derivative contract to fair value for a gain of $88 thousand. A fair value adjustment (gain) to the derivative contract of $149 thousand was recognized through other operating income during 2016.

Noninterest Expenses
Total noninterest expenses were $23.2 million, $22.7 million, and $22.5 million during 2017, 2016, and 2015, respectively. This represents an increase of $538 thousand or 2.38% during 2017 and an increase of $171 thousand or 0.76% during 2016. The efficiency ratio of the Company was 67.47%, 70.71%, and 75.77% for 2017, 2016, and 2015, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding certain non-recurring gains and losses. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above.
The following table provides the components of noninterest expense for the twelve months ended December 31, 2017, 2016, and 2015, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Salaries and employee benefits	$13,643	$13,015	$628	4.83%	$13,015	$12,318	$697	5.66%
Occupancy expenses	1,473	1,486	(13)	(0.87)%	1,486	1,563	(77)	(4.93)%
Equipment expenses	955	889	66	7.42%	889	751	138	18.38%
Advertising and marketing expenses	731	633	98	15.48%	633	612	21	3.43%
Stationery and supplies	173	201	(28)	(13.93)%	201	242	(41)	(16.94)%
ATM network fees	816	903	(87)	(9.63)%	903	805	98	12.17%
Other real estate owned expense	11	73	(62)	(84.93)%	73	336	(263)	(78.27)%
Loss (gain) on foreclosure and sale of other real estate owned	(1)	90	(91)	NM	90	(46)	136	NM
FDIC assessment	222	304	(82)	(26.97)%	304	439	(135)	(30.75)%
Computer software expense	647	623	24	3.85%	623	696	(73)	(10.49)%
Bank franchise tax	534	501	33	6.59%	501	505	(4)	(0.79)%
Professional fees	1,007	949	58	6.11%	949	996	(47)	(4.72)%
Data processing fees	564	444	120	27.03%	444	380	64	16.84%
Other bank services charges	66	209	(143)	(68.42)%	209	71	138	194.37%
Cost to terminate operating lease	—	—	—	NM	—	520	(520)	NM
Other operating expenses	2,349	2,332	17	0.73%	2,332	2,293	39	1.70%
Total noninterest expenses	$23,190	$22,652	$538	2.38%	$22,652	$22,481	$171	0.76%
NM - Not Meaningful

Salaries and employee benefits expense increased during 2017 and 2016. The majority of the increase during 2017 was due to the increase in incentive plan expense of $337 thousand. This expense increased due to meeting and exceeding 2017 corporate goals as well as the adoption of a commercial banker incentive plan during the year. The increase during 2016 was mainly due to branching efforts in the Loudoun County market as well as the decision to bring the internal audit function in-house.

Advertising and marketing expenses increased during 2017. Television and newspaper advertising have increased around $63 thousand year over year due to increased efforts to advertise products and promotions.
Stationery and supplies expense decreased during 2017 and 2016 due to efforts to promote paperless statements to customers as well as internal efforts to maintain paperless records where possible.
ATM network fees decreased 9.63% during 2017 and increased 12.17% during 2016. ATM network fees fluctuate based on the usage of ATM and debit cards.

Other real estate owned expenses decreased significantly during 2017 and 2016. This fluctuation is due mainly to a valuation adjustment of $288 thousand that was recorded during 2015. No valuation allowances were established during 2016 and 2017. The decreases are consistent with decreases in the number of foreclosed properties being held.
FDIC assessments decreased $82 thousand or 26.97% during 2017 and decreased $135 thousand or 30.75% during 2016. As of July 1, 2016 new FDIC assessment changes became effective. The changes included a new lower assessment rate schedule and small institution pricing changes, which caused the subsequent assessments to decrease by approximately 50%.
Computer software expense increased only slightly during 2017. Computer software expense decreased during 2016 despite an increase in number of branches and employees. Fees paid to our core software provider have decreased due to a conscious effort to reduce unused services and renegotiate contract amounts.
Data processing fees increased during 2017 and 2016. This increase is due to an increase in both the number of customers and the number of transactions being performed.
Other bank service charges decreased during 2017 and increased during 2016. The Company elected to prepay a $20.0 million outstanding advance with the Federal Home Loan Bank of Atlanta. A $136 thousand prepayment fee was incurred by the Company in July 2016 in conjunction with the repayment of the advance.
On June 10, 2015, the Company purchased the land on which one of its retail branches resided. The land was purchased subject to an existing lease and subsequently recorded at fair value, resulting in a write down of the total purchase price. This writedown appears in the Consolidated Statement of Income as a Cost to terminate operating lease.
Income Taxes
Income tax expense was $3.6 million, $2.6 million, and $2.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. The change in income tax expense can be attributed to changes in taxable earnings at the federal statutory income tax rate of 34%. These amounts correspond to an effective tax rate of 31.77%, 28.62%, and 26.08% for 2017, 2016, and 2015, respectively. The effective tax rate increased from 2016 when compared to 2017. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which required for the Company's deferred tax assets and liabilities to be adjusted at that date, for the effect of the change in the corporate tax rate. This adjustment resulted in a net increase to federal income tax expense of $397 thousand during 2017. The effective tax rate increased from 2015 when compared to 2016 due to a refund received during 2016 related to an amended 2014 tax return. The refund was related to a loss from an investment that the Company was not aware of until the K-1 was provided to us. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2017, 2016, and 2015.
FINANCIAL CONDITION
Assets, Liabilities and Shareholders’ Equity
The Company’s total assets were $765.8 million at December 31, 2017, an increase of $65.6 million or 9.37% from $700.1 million at December 31, 2016. Securities increased $13.3 million or 11.16% from 2016 to 2017. Loans, net of allowance for loan losses, increased by $52.0 million or 10.14% from 2016 to 2017. Total liabilities were $681.9 million at December 31, 2017, compared to $620.7 million at December 31, 2016. Total shareholders’ equity at year end 2017 and 2016 was $83.8 million and $79.4 million, respectively.
Securities
Total securities, excluding restricted stock, at December 31, 2017 were $132.6 million as compared to $119.3 million as of December 31, 2016, which represents an increase of $13.3 million or 11.16% during 2017. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2017, 2016, and 2015. The Company purchased $43.8 million in securities during 2017. This amount includes $4.0 million or 9.22% in obligations of U.S. government corporations and agencies, $28.4 million or 64.81% in mortgage-backed securities and $11.4 million or 25.96% in obligations of states and political subdivisions. The Company had $10.7 million in maturities, calls, and principal repayments on securities during 2017. This amount includes $41 thousand or 0.38% in obligations of U.S. government corporations and agencies, $6.0 million or 56.07% in mortgage-backed securities and $4.7 million or 43.54% in obligations of states and political subdivisions. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2017. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2017 and 2016.

Securities Portfolio
(dollars in thousands)

	December 31,
	2017	2016	2015
Securities available for sale:
Obligations of U.S. government corporations and agencies	$21,520	$30,441	$37,665
Mortgage-backed securities	61,244	42,372	28,931
Obligations of states and political subdivisions	49,802	46,449	39,227
	$132,566	$119,262	$105,823
The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $338 thousand and a net unrealized loss of $94 thousand at December 31, 2017 and 2016, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).
The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2017. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.
Maturity Distribution and Yields of Securities
(dollars in thousands)

	December 31, 2017
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$2,023	3.63%	$4,110	2.87%	$14,389	2.37%	$998	3.00%	$21,520	2.61%
Mortgage-backed securities	—	—%	—	—%	—	—%	61,244	2.75%	61,244	2.75%
Obligations of states and political subdivisions, taxable	2,362	2.98%	1,959	4.88%	5,550	2.80%	919	2.42%	10,790	3.18%
Total taxable	$4,385	3.28%	$6,069	3.52%	$19,939	2.49%	$63,161	2.75%	$93,554	2.77%
Obligations of states and political subdivisions, tax-exempt (1)	234	4.30%	8,528	3.10%	24,988	2.46%	5,262	2.96%	39,012	2.68%
Total	$4,619	3.33%	$14,597	3.28%	$44,927	2.47%	$68,423	2.77%	$132,566	2.74%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 34%.
Loan Portfolio
The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $568.8 million and $516.9 million at December 31, 2017 and 2016, respectively. This represents an increase of $51.9 million or 10.03% for 2017. The ratio of net loans to deposits increased only slightly during the year from 84.86% to 85.08% at December 31, 2016 and December 31, 2017, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years.

Loan Portfolio
(dollars in thousands)

	December 31,
	2017	2016	2015	2014	2013
Loans secured by real estate:
Construction and land development	$43,786	$23,266	$35,019	$25,887	$27,047
Secured by farmland	8,568	8,525	6,550	10,602	9,886
Secured by 1-4 family residential properties	223,210	227,966	229,651	224,694	218,633
Multifamily	4,095	3,566	3,975	3,016	2,850
Commercial	239,915	208,525	175,172	161,299	148,166
Commercial and industrial loans	37,427	30,341	29,366	28,132	20,865
Consumer installment loans	10,187	12,677	13,530	13,874	13,785
All other loans	2,050	2,259	2,413	2,316	3,041
Total loans	$569,238	$517,125	$495,676	$469,820	$444,273

Loans secured by real estate were $519.6 million or 91.28% and $471.8 million or 91.24% of total loans at December 31, 2017 and 2016, respectively. This represents an increase of $47.73 million or 10.11% for 2017. Consumer installment loans were $10.2 million or 1.79% and $12.7 million or 2.45% of total loans at December 31, 2017 and 2016, respectively. This represents a decrease of $2.5 million or 19.64% for 2017. Commercial and industrial loans were $37.4 million or 6.58% and $30.3 million or 5.87% of total loans at December 31, 2017 and 2016. This represents an increase of $7.1 million or 23.35% for 2017.
The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $316.8 million or 55.66% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.
Maturity Schedule of Selected Loans
(dollars in thousands)

	December 31, 2017
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$14,352	$13,578	$15,856	$43,786
Secured by farmland	4,685	23	3,860	8,568
Secured by 1-4 family residential properties	30,650	76,524	116,036	223,210
Multifamily	861	886	2,348	4,095
Commercial	35,536	100,602	103,777	239,915
Commercial and industrial loans	18,856	8,702	9,869	37,427
Consumer installment loans	846	8,907	434	10,187
All other loans	1,705	121	224	2,050
	$107,491	$209,343	$252,404	$569,238
For maturities over one year:
Floating rate loans		$24,304	$56,687	$80,991
Fixed rate loans		185,039	195,717	380,756
		$209,343	$252,404	$461,747

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $6.4 million in total non-performing assets, which consist of nonaccrual loans, other real estate owned, and repossessed assets at December 31, 2017. This is a decrease of $920 thousand when compared to the December 31, 2016 balance of $7.4 million. This increase resulted mostly from the decrease in nonaccrual loans as discussed below.
Nonaccrual loans were $6.3 million at December 31, 2017 and $7.0 million at 2016. The gross amount of interest income that would have been recognized on nonaccrual loans was $369 thousand for 2017 and $147 thousand for 2016. None of this interest income was included in net income for 2017 or 2016. A total of 13 loans totaling $1.6 million were placed in nonaccrual during 2017. The balance of these loans added to nonaccrual status during 2017 ranged from $2 thousand to $368 thousand with an average balance being $122 thousand. In addition, 12 loans totaling $2.1 million were removed from nonaccrual status during 2017. Of the $2.1 million in loans removed from nonaccrual status between December 31, 2016 and December 31, 2017, 6 loans totaling $1.1 million were paid off. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2017 totaled $6.3 million and had $246 thousand in specific allocations.
Other real estate owned decreased to $106 thousand at December 31, 2017, compared to $370 thousand at December 31, 2016. Three foreclosed properties were sold during 2017, while only one foreclosed properties was acquired. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net gain of $1 thousand and a net loss of $90 thousand was recognized on the foreclosure and sale of other real estate owned during 2017 and 2016, respectively. A net gain of $46 thousand was recognized on the sale of other real estate owned during 2015.
Total loans past due 90 days or more and still accruing interest were zero, $8 thousand or less than one basis point, and $307 thousand or 0.06% of total loans at December 31, 2017, 2016, and 2015, respectively. The loans past due 90 days or more and still accruing interest are well secured and in the process of collection; therefore, they were not classified as nonaccrual.
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
In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2017, 2016, 2015, 2014, and 2013, the Company had $4.4 million, $7.3 million, $7.5 million, $7.8 million and $6.4 million in restructured loans, respectively.

Nonperforming Assets
(dollars in thousands)

	December 31,
	2017	2016	2015	2014	2013

Nonaccrual loans	$6,339	$6,991	$5,285	$10,706	$4,412
Other real estate owned and repossessed assets	106	375	571	2,109	1,646
Total nonperforming assets	$6,445	$7,366	$5,856	$12,815	$6,058
Loans past due 90 days and accruing interest	$—	$8	$307	$6	$11

Allowance for loan losses to nonperforming assets	68%	61%	85%	40%	91%

Non-performing assets to period end loans and other real estate owned	1.13%	1.42%	1.18%	2.72%	1.36%
Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2017, other potential problem loans totaled $2.3 million. Of the total other potential problem loans, $2.3 million or 100.00% are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.
Allowance for Loan Losses
The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.
Charged-off loans were $370 thousand, $607 thousand, and $456 thousand for 2017, 2016, and 2015, respectively. Recoveries were $901 thousand, $341 thousand, and $562 thousand for 2017, 2016, and 2015, respectively. Net recoveries were $531 thousand and $106 thousand for 2017 and 2015, respectively. Net charge-offs were $266 thousand for 2016. This represents a decrease in net charge-offs of $797 thousand or 299.62% for 2017 and an increase of $372 thousand or 350.94% for 2016. The allowance for loan losses as a percentage of loans was 0.78%, 0.87%, and 1.00% at the end of 2017, 2016, and 2015, respectively. The decreases in allowance for loan losses as a percentage of total loans from December 31, 2016 to December 31, 2017 is primarily due to a decline in the historical loss experience utilized in our allowance model. In addition, the Company was diligent in maintaining updated appraisals for collateral-dependent impaired loans, which resulted in an overall decrease in specific reserves in the allowance for loan losses during 2017. The allowance for loan losses at year-end covered net charge-offs during the year by 16.94 times for 2016. This ratio for 2017 and 2015 is not considered meaningful due to net recoveries being recognized during the year. The ratio of net charge-offs (recoveries) to average loans was (0.10)% for 2017, 0.05% for 2016 ,and (0.02)% for 2015.
The (recovery of) loan losses for the year ended December 31, 2017 was $(625) thousand, compared to $(188) thousand and $(227) thousand for the years ended December 31, 2016 and 2015, respectively. The recovery of loan losses reflects reductions in impaired loans as well as non-performing assets combined with a net recovery position for 2015 and 2017.
The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2017, 2016, 2015, 2014, and 2013. The amount of allowance for loan losses allocated to each loan category is based on the amount of delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2017	2016	2015	2014	2013

Balance, beginning of period	$4,505	$4,959	$5,080	$5,488	$6,577

Loans charged-off:
Commercial, financial and agricultural	187	—	—	—	403
Real estate-construction and land development	19	—	166	482	20
Real estate-mortgage	56	535	199	891	796
Consumer	108	72	91	110	103
Total loans charged off	$370	$607	$456	$1,483	$1,322

Recoveries:
Commercial, financial and agricultural	$44	$11	$181	$164	$47
Real estate-construction and land development	535	144	75	26	5
Real estate-mortgage	277	132	257	444	116
Consumer	45	54	49	91	65
Total recoveries	$901	$341	$562	$725	$233
Net (recoveries) charge-offs	(531)	266	(106)	758	1,089
(Recovery of) provision for loan losses	(625)	(188)	(227)	350	—
Balance, end of period	$4,411	$4,505	$4,959	$5,080	$5,488

Ratio of allowance for loan losses to loans outstanding at period end	0.78%	0.87%	1.00%	1.08%	1.24%

Ratio of net charge offs to average loans outstanding during the period	(0.10)%	0.05%	(0.02)%	0.16%	0.25%

Allocation of Allowance for Loan Losses
(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer and Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2017	$570	6.6%	$332	9.2%	$3,381	82.1%	$98	2.1%
December 31, 2016	235	5.9%	450	6.1%	3,514	85.1%	91	2.9%
December 31, 2015	211	5.9%	775	8.4%	3,590	82.5%	162	3.2%
December 31, 2014	464	6.0%	951	7.8%	3,324	82.8%	145	3.4%
December 31, 2013	555	4.7%	1,032	8.3%	3,562	83.2%	184	3.8%

Deposits
Total deposits were $663.4 million and $603.9 million at December 31, 2017 and 2016, respectively, which represents an increase of $59.5 million or 9.86% during 2017. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2017, 2016 and 2015.
Average Deposits and Rates Paid
(dollars in thousands)

	December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing	$216,044		$195,428		$171,508
Interest-bearing:
NOW accounts	85,154	0.19%	81,966	0.11%	80,809	0.11%
Money market accounts	128,068	0.23%	117,210	0.17%	99,088	0.11%
Regular savings accounts	100,838	0.07%	87,035	0.06%	76,054	0.05%
Time deposits:
$100,000 and more	57,010	0.60%	44,193	0.58%	36,098	0.47%
Less than $100,000	39,319	0.58%	45,133	0.41%	57,992	0.57%
Total interest-bearing	$410,389	0.26%	$375,537	0.21%	$350,041	0.21%
Total deposits	$626,433		$570,965		$521,549
Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $26.04 million or 12.46% from $208.9 million at December 31, 2016 to $235.0 million at December 31, 2017. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $33.5 million or 8.48% from $394.9 million at December 31, 2016 to $428.4 million at December 31, 2017. Total money market account balances increased $2.9 million or 2.26% from $126.6 million at December 31, 2016 to $129.5 million at December 31, 2017. Total regular savings account balances increased $7.9 million or 8.37% from $94.3 million at December 31, 2016 to $102.2 million at December 31, 2017. Time deposits increased $17.4 million or 19.75% from $88.1 million at December 31, 2016 to $105.5 million at December 31, 2017. Brokered certificates of deposits decreased $2.0 million from $2.2 million at December 31, 2016 to $210 thousand at December 31, 2017. The brokered certificates balance at December 31, 2017 and December 31, 2016 consists of certificates obtained through the CDARS network. The Bank joined the CDARS network in 2008, which allows it to offer over $50 million in FDIC insurance on a certificate of deposit.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000, including brokered certificates of deposit. Core deposits totaled $620.4 million or 93.52% and $580.7 million or 96.17% of total deposits at December 31, 2017 and 2016, respectively.
The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2017. The total amount maturing within one year is $60.6 million or 88.90% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater
(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits

December 31, 2017	$9,891	$25,892	$24,828	$7,567	$68,178	10.28%

CAPITAL RESOURCES
The Company continues to be a well capitalized financial institution. Total shareholders’ equity on December 31, 2017 was $83.8 million, reflecting a percentage of total assets of 10.95% as compared to $79.4 million and 11.34% at December 31, 2016. The common stock’s book value per share increased $1.39 or 6.04% to $24.40 per share at December 31, 2017 from $23.01 per share at December 31, 2016. During 2017, the Company paid $0.88 per share in dividends as compared to $0.82 per share for 2016 and $0.80 per share for 2015. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock. During 2017, the Company purchased 52,936 shares of its Common Stock under its stock repurchase program at an average price of $29.54. During 2016, the Company purchased 89,607 shares of its Common Stock under its stock repurchase program at an average price of $23.92. All of these shares were retired. There was no repurchase activity during 2015.
Analysis of Consolidated Capital
(dollars in thousands)

	December 31, 2017	December 31, 2016
Tier 1 Capital:
Common stock	$8,587	$8,633
Capital surplus	12,075	12,642
Retained earnings	62,845	58,165
Total Tier 1 capital	$83,507	$79,440
Common equity Tier 1 capital	$83,507	$79,440
Tier 2 Capital:
Allowance for loan losses, including reserve for unfunded commitments	$4,452	$4,537
Total Tier 2 capital	$4,452	$4,537
Total risk-based capital	$87,959	$83,977

Risk weighted assets	$577,845	$506,632

Risk Based Capital Ratios:
Common equity Tier 1 capital ratio	14.45%	15.68%
Tier 1 risk-based capital ratio	14.45%	15.68%
Total risk-based capital ratio	15.22%	16.58%
Tier 1 leverage ratio	11.21%	11.84%

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
The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Company at December 31, 2017 and 2016. Beginning January 1, 2015, the Company calculates its regulatory capital under the U.S. Basel III Standardized Approach. The Company calculated regulatory capital measures for periods prior to 2015 under previous regulatory requirements.
Note 16 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.
LIQUIDITY
Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2017 liquid assets totaled $270.1 million as compared to $248.1 million at December 31, 2016. These amounts represent 39.61% and 39.10% of total liabilities at December 31, 2017 and 2016, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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
The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2017.
Contractual Obligations and Scheduled Payments
(dollars in thousands)

	December 31, 2017
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
Operating leases	$200	$413	$440	$1,724	$2,777
	$200	$413	$440	$1,724	$2,777
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
Year 1 Net Interest Income Simulation
(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-100 BP	$(1,359)	(4.90)%
+100 BP	(167)	(0.60)%
+200 BP	(437)	(1.60)%
+300 BP	(616)	(2.20)%
+400 BP	(786)	(2.80)%
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
Static EVE Change
(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	$(17,842)	(15.90)%
+100 BP Shock	5,156	4.60%
+200 BP Shock	7,045	6.30%
+300 BP Shock	8,346	7.40%
+400 BP Shock	8,937	8.00%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Eagle Financial Services, Inc.
Berryville, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2015.

Winchester, Virginia
March 15, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Eagle Financial Services, Inc.
Berryville, Virginia

Opinion on the Internal Control Over Financial Reporting
We have audited Eagle Financial Services, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements of the Company and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 15, 2018

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2017 and 2016
(dollars in thousands, except per share amounts)

	2017	2016
Assets
Cash and due from banks	$10,578	$12,515
Interest-bearing deposits with other institutions	22,094	22,610
Federal funds sold	3,176	156
Total cash and cash equivalents	35,848	35,281
Securities available for sale, at fair value	132,566	119,262
Restricted investments	1,107	1,068
Loans	568,817	516,942
Allowance for loan losses	(4,411)	(4,505)
Net loans	564,406	512,437
Bank premises and equipment, net	19,579	20,169
Other real estate owned, net of allowance	106	370
Other assets	12,139	11,562
Total assets	$765,751	$700,149
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$234,990	$208,948
Savings and interest bearing demand deposits	322,948	306,847
Time deposits	105,476	88,082
Total deposits	$663,414	$603,877
Other liabilities	18,520	16,856
Total liabilities	$681,934	$620,733

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2017, 3,449,027 including 14,401 unvested restricted stock; issued and outstanding 2016, 3,468,243 including 14,901 unvested restricted stock	8,587	8,633
Surplus	12,075	12,642
Retained earnings	62,845	58,165
Accumulated other comprehensive income (loss)	310	(24)
Total shareholders’ equity	$83,817	$79,416
Total liabilities and shareholders’ equity	$765,751	$700,149
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2017, 2016, and 2015
(dollars in thousands, except per share amounts)

	2017	2016	2015
Interest and Dividend Income
Interest and fees on loans	$24,821	$23,037	$21,751
Interest and dividends on securities available for sale:
Taxable interest income	2,278	1,669	1,645
Interest income exempt from federal income taxes	1,034	925	972
Dividends	61	81	99
Interest on deposits in banks	157	73	26
Total interest and dividend income	$28,351	$25,785	$24,493
Interest Expense
Interest on deposits	1,084	787	741
Interest on federal funds purchased and securities sold under agreements to repurchase	13	1	10
Interest on Federal Home Loan Bank advances	57	136	336
Interest on trust preferred capital notes	—	—	78
Interest on interest rate swap	—	143	182
Total interest expense	$1,154	$1,067	$1,347
Net interest income	$27,197	$24,718	$23,146
(Recovery Of) Loan Losses	(625)	(188)	(227)
Net interest income after (recovery of) loan losses	$27,822	$24,906	$23,373
Noninterest Income
Income from fiduciary activities	$1,238	$1,356	$1,338
Service charges on deposit accounts	1,223	1,227	1,244
Other service charges and fees	3,878	3,713	3,375
(Loss) on the sale and disposal of premises and equipment	(12)	(10)	(76)
(Loss) gain on sale of securities	(10)	98	124
Gain on redemption of trust preferred debt	—	—	2,424
Other operating income	463	285	9
Total noninterest income	$6,780	$6,669	$8,438
Noninterest Expenses
Salaries and employee benefits	$13,643	$13,015	$12,318
Occupancy expenses	1,473	1,486	1,563
Equipment expenses	955	889	751
Advertising and marketing expenses	731	633	612
Stationery and supplies	173	201	242
ATM network fees	816	903	805
Other real estate owned expense	11	73	336
(Gain) loss on foreclosure and sale of other real estate owned	(1)	90	(46)
FDIC assessment	222	304	439
Computer software expense	647	623	696
Bank franchise tax	534	501	505
Professional fees	1,007	949	996
Data processing fees	564	444	380
Other bank service charges	66	209	71
Cost to terminate operating lease	—	—	520
Other operating expenses	2,349	2,332	2,293
Total noninterest expenses	$23,190	$22,652	$22,481
Income before income taxes	$11,412	$8,923	$9,330
Income Tax Expense	3,626	2,553	2,433
Net income	$7,786	$6,370	$6,897
Earnings Per Share
Net income per common share, basic	$2.24	$1.81	$1.97
Net income per common share, diluted	$2.24	$1.81	$1.97
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016, and 2015
(dollars in thousands)

	2017	2016	2015
Net income	$7,786	$6,370	$6,897
Other comprehensive income (loss):
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of ($1), $0 and $0 for the years ended December 31, 2017, 2016, and 2015, respectively	(2)	—	—
Unrealized gain (loss) on available for sale securities, net of reclassification adjustments, net of deferred income tax of $147, ($554), and ($234) for the years ended December 31, 2017, 2016, and 2015, respectively	285	(1,075)	(454)
Change in fair value of interest rate swap, net of deferred income tax of $0, $0, and $99 for the years ended December 31, 2017, 2016 and 2015, respectively	—	—	190
Total other comprehensive income (loss)	283	(1,075)	(264)
Total comprehensive income	$8,069	$5,295	$6,633
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2017, 2016, and 2015
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2014	$8,621	$12,618	$50,578	$1,315	$73,132
Net income			$6,897		6,897
Other comprehensive (loss)				(264)	(264)
Restricted stock awards, stock incentive plan (14,363 shares)	36	(36)			—
Income tax expense on vesting of restricted stock		5			5
Stock based compensation expense		328			328
Issuance of common stock, dividend investment plan (32,340 shares)	81	648			729
Issuance of common stock, employee benefit plan (8,030 shares)	20	167			187
Dividends declared ($0.80 per share)			(2,793)		(2,793)
Balance, December 31, 2015	$8,758	$13,730	$54,682	$1,051	$78,221
Net income			6,370		6,370
Other comprehensive (loss)				(1,075)	(1,075)
Restricted stock awards, stock incentive plan (13,196 shares)	33	(33)			—
Income tax benefit on vesting of restricted stock		2			2
Stock-based compensation expense		314			314
Issuance of common stock, dividend investment plan (23,180 shares)	58	475			533
Issuance of common stock, employee benefit plan (3,326 shares)	8	73			81
Retirement of common stock (89,607 shares)	(224)	(1,919)			(2,143)
Dividends declared ($0.82 per share)			(2,887)		(2,887)
Balance, December 31, 2016	$8,633	$12,642	$58,165	$(24)	$79,416
Net income			7,786		7,786
Other comprehensive income				283	283
Reclassification of stranded tax effects from change in tax rate			(51)	51	—
Restricted stock awards, stock incentive plan (14,493 shares)	36	(36)			—
Stock-based compensation expense		382			382
Issuance of common stock, dividend investment plan (13,769 shares)	35	368			403
Issuance of common stock, employee benefit plan (5,958 shares)	15	151			166
Retirement of common stock (52,936 shares)	(132)	(1,432)			(1,564)
Dividends declared ($0.88 per share)			(3,055)		(3,055)
Balance, December 31, 2017	$8,587	$12,075	$62,845	$310	$83,817
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016, and 2015
(dollars in thousands)

	2017	2016	2015
Cash Flows from Operating Activities
Net income	$7,786	$6,370	6,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	946	932	843
Amortization of intangible and other assets	200	192	198
(Recovery of) loan losses	(625)	(188)	(227)
Valuation adjustments other real estate owned	—	12	288
(Gain) loss on foreclosure and sale of other real estate owned	(1)	90	(46)
Loss on the sale and disposal of premises and equipment	12	10	76
Loss on the sale of repossessed assets	6	1	—
Loss (gain) on the sale of securities	10	(98)	(124)
(Gain) on the redemption of trust preferred capital notes	—	—	(2,424)
Loss on derecognition of cash flow hedge	—	—	237
Fair value adjustment on derivative contract	—	(149)	(88)
Stock-based compensation expense	382	314	328
Premium amortization on securities, net	443	370	210
Deferred tax expense	532	207	432
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,465)	(1,095)	2,085
Increase (decrease) in other liabilities	1,141	2,732	(1,521)
Net cash provided by operating activities	$9,367	$9,700	$7,164
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$10,714	$23,535	$17,368
Proceeds from the sale of securities available for sale	20,283	11,356	3,653
Purchases of securities available for sale	(43,797)	(40,418)	(33,453)
Proceeds from the sale of restricted securities	850	850	1,325
Purchases of restricted securities	(889)	(22)	(413)
Proceeds from the sale of bank premises and equipment	—	—	7
Purchases of bank premises and equipment	(368)	(257)	(2,875)
Proceeds from the sale of other real estate owned	318	564	1,956
Proceeds from the sale of repossessed assets	3	4	10
Net (increase) in loans	(51,401)	(21,995)	(26,317)
Net cash (used in) investing activities	$(64,287)	$(26,383)	$(38,739)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$42,143	$57,448	$49,690
Net increase (decrease) in certificates of deposit	17,394	(4,289)	(2,788)
Net (decrease) increase in Federal Home Loan Bank advances	—	(20,000)	(20,000)
Redemption of trust preferred capital notes	—	—	(4,793)
Issuance of common stock, employee benefit plan	166	81	187
Retirement of common stock	(1,564)	(2,143)	—
Cash dividends paid	(2,652)	(2,354)	(2,064)
Net cash provided by financing activities	$55,487	$28,743	$20,232

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2017, 2016, and 2015
(dollars in thousands)

	2017	2016	2015
Increase (decrease) in cash and cash equivalents	$567	$12,060	$(11,343)
Cash and Cash Equivalents
Beginning	35,281	23,221	34,564
Ending	$35,848	$35,281	$23,221
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,144	$1,099	$1,442
Income taxes	$2,744	$—	$583
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$432	$(1,629)	$(688)
Minimum postretirement liability adjustment	$3	$—	$—
Change in fair value of interest rate swap	$—	$—	$52
Other real estate and repossessed assets acquired in settlement of loans	$57	$675	$870
Loans made to finance the sale of other real estate owned	$—	$315	$200
Issuance of common stock, dividend investment plan	$403	$533	$729
Purchases of securities available for sale settled subsequent to year end	$10,346	$9,826	$—
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
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for (recovery of) loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
Reclassifications
Certain reclassifications have been made to the 2016 financial statements to conform to reporting for 2017. The results of the reclassifications are not considered material and had no effect on prior years' net income or shareholders' equity.

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

	2017	2016	2015
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,468,275	3,518,848	3,495,334
Effect of dilutive common stock	—	—	—
Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,468,275	3,518,848	3,495,334

There were no potentially dilutive securities outstanding in 2017, 2016 or 2015.

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
Stock Repurchase Program
On June 21, 2017, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2018. During 2017, the Company purchased 52,936 shares of its Common Stock under its stock repurchase program at an average price of $29.54. During 2016, the Company purchased 89,607 shares of its Common Stock under its stock repurchase program at an average price of $23.92. All of these shares we retired. There was no repurchase activity during 2015. The maximum number of shares that may yet be purchased under the plan as of December 31, 2017 are 111,115.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance has been amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one-year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and, once effective, will replace significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are similarly excluded from the scope. Entities can elect to adopt the guidance either on a full or modified retrospective basis. Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented. Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance. The Company plans to adopt this guidance on the effective date, January 1, 2018 via the modified retrospective approach. The Company has completed its assessment of the adoption of this ASU, noting the standard will result in expanded disclosures related to non-interest income and enhance the qualitative disclosures on the revenues within the scope of the new guidance. The Company has concluded the adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU has been discussed with the Company's current vendor to address updated disclosure requirements of 2016-01. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company has been gathering the lease agreement data and has begun to analyze the monetary impact to the consolidated financial statements. At December 31, 2017, the Company had only one lease.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet monthly to address the compliance requirements. Historic loan data is currently being gathered and reviewed for completeness and accuracy. In addition, the committee is in the process of selecting a model that will assist in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard well in advance of the required implementation date.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The amendments in this ASU require an employer that offers defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715 to report the service cost component of net periodic benefit cost in the same line item(s) as other compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component. If the other components of net periodic benefit cost are not presented on a separate line or lines, the line item(s) used in the income statement must be disclosed. In addition, only the service cost component will be eligible for capitalization as part of an asset, when applicable. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017‐08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310‐20), Premium Amortization on Purchased Callable Debt Securities.” The amendments in this ASU shorten the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. The Company is currently assessing the impact that ASU 2017‐08 will have on its consolidated financial statements.
During May 2017, the FASB issued ASU 2017‐09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company is currently assessing the impact that ASU 2017‐09 will have on its consolidated)financial statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this ASU modify the designation and measurement guidance for hedge accounting as well as provide for increased transparency regarding the presentation of economic results on both the financial statements and related footnotes. Certain aspects of hedge effectiveness assessments will also be simplified upon implementation of this update. The amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments provide financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company has elected to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act in the consolidated financial statements for the period ending December 31, 2017. The amount of this reclassification in 2017 was $51 thousand.

NOTE 2. Securities
Amortized costs and fair values of securities available for sale at December 31, 2017 and 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,565	$213	$(258)	$21,520
Mortgage-backed securities	61,464	126	(346)	61,244
Obligations of states and political subdivisions	49,199	789	(186)	49,802
	$132,228	$1,128	$(790)	$132,566
	December 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$30,404	$316	$(279)	$30,441
Mortgage-backed securities	42,681	147	(456)	42,372
Obligations of states and political subdivisions	46,271	770	(592)	46,449
	$119,356	$1,233	$(1,327)	$119,262

Carrying amounts of restricted securities at December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	623	584
Community Bankers’ Bank Stock	140	140
	$1,107	$1,068

The amortized cost and fair value of securities available for sale at December 31, 2017, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$4,596	$4,619
Due after one year through five years	14,275	14,597
Due after five years through ten years	44,832	44,927
Due after ten years	68,525	68,423
	$132,228	$132,566
During the twelve months ended December 31, 2017, the Company sold $20.3 million in available for sale securities with gross gains of $94 thousand and gross losses of $104 thousand. During the twelve months ended December 31, 2016, the Company sold $11.4 million in available for sale securities with gross gains of $108 thousand and gross losses of $10 thousand. During the twelve months ended December 31, 2015, the Company sold $3.7 million in available for sale securities with gross gains of $124 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2017 and 2016 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$4,455	$58	$7,810	$200	$12,265	$258
Mortgage-backed securities	11,885	59	17,931	287	29,816	346
Obligations of states and political subdivisions	4,071	27	4,692	159	8,763	186
	$20,411	$144	$30,433	$646	$50,844	$790
	December 31, 2016
	(in thousands)
Obligations of U.S. government corporations and agencies	$19,129	$279	$—	$—	$19,129	$279
Mortgage-backed securities	28,013	456	—	—	28,013	456
Obligations of states and political subdivisions	16,823	592	—	—	16,823	592
	$63,965	$1,327	$—	$—	$63,965	$1,327

Gross unrealized losses on available for sale securities included fifty-four (54) and eighty (80) debt securities at December 31, 2017 and December 31, 2016, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2017 and December 31, 2016 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary and management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $2.6 million at December 31, 2017 were pledged for various purposes required by law.

NOTE 3. Loans
The composition of loans at December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$43,786	$23,266
Secured by farmland	8,568	8,525
Secured by 1-4 family residential properties	223,210	227,966
Multifamily	4,095	3,566
Commercial	239,915	208,525
Commercial and industrial loans	37,427	30,341
Consumer installment loans	10,187	12,677
All other loans	2,050	2,259
Total loans	$569,238	$517,125
Net deferred loan fees	(421)	(183)
Allowance for loan losses	(4,411)	(4,505)
Net Loans	$564,406	$512,437

NOTE 4. Allowance for Loan Losses
Changes in the allowance for loan losses for the years December 31, 2017, 2016 and 2015 were as follows:

	December 31,
	2017	2016	2015
		(in thousands)
Balance, beginning	$4,505	$4,959	$5,080
(Recovery of) loan losses	(625)	(188)	(227)
Recoveries added to the allowance	901	341	562
Loan losses charged to the allowance	(370)	(607)	(456)
Balance, ending	$4,411	$4,505	$4,959

Nonaccrual and past due loans by class at December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$75	$10	$142	$227	$37,200	$37,427	$—	$594
Commercial Real Estate:
Owner Occupied	—	—	—	—	127,018	127,018	—	—
Non-owner occupied	—	368	—	368	112,529	112,897	—	767
Construction and Farmland:
Residential	—	—	—	—	3,214	3,214	—	—
Commercial	187	—	—	187	48,953	49,140	—	—
Consumer:
Installment	17	—	2	19	10,168	10,187	—	13
Residential:
Equity Lines	18	—	—	18	32,820	32,838	—	44
Single family	829	572	4,060	5,461	184,911	190,372	—	4,921
Multifamily	—	—	—	—	4,095	4,095	—	—
All Other Loans	—	—	—	—	2,050	2,050	—	—
Total	$1,126	$950	$4,204	$6,280	$562,958	$569,238	$—	$6,339

	December 31, 2016
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$69	$49	$—	$118	$30,223	$30,341	$—	$278
Commercial Real Estate:
Owner Occupied	150	384	—	534	114,820	115,354	—	431
Non-owner occupied	—	54	135	189	92,982	93,171	—	1,066
Construction and Farmland:
Residential	50	—	—	50	4,627	4,677	—	—
Commercial	499	—	—	499	26,615	27,114	—	—
Consumer:
Installment	23	2	11	36	12,641	12,677	8	8
Residential:
Equity Lines	66	—	—	66	31,240	31,306	—	132
Single family	444	51	166	661	195,999	196,660	—	5,076
Multifamily	—	—	—	—	3,566	3,566	—	—
All Other Loans	—	—	—	—	2,259	2,259	—	—
Total	$1,301	$540	$312	$2,153	$514,972	$517,125	$8	$6,991

Allowance for loan losses by segment at December 31, 2017, December 31, 2016 and December 31, 2015 were as follows:

	As of and for the Twelve Months Ended
	December 31, 2017
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Charge-Offs	(19)	(55)	(1)	(187)	(59)	(49)	—	(370)
Recoveries	535	212	65	44	40	5	—	901
Provision (recovery)	(634)	(395)	41	478	19	51	(185)	(625)
Ending balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Ending balance: Individually evaluated for impairment	$—	$195	$59	$195	$9	$—	$—	$458
Ending balance: collectively evaluated for impairment	$332	$1,559	$1,568	$375	$60	$29	$30	$3,953
Loans:
Ending balance	$52,354	$227,305	$239,915	$37,427	$10,187	$2,050	$—	$569,238
Ending balance individually evaluated for impairment	$315	$8,315	$1,904	$858	$34	$—	$—	$11,426
Ending balance collectively evaluated for impairment	$52,039	$218,990	$238,011	$36,569	$10,153	$2,050	$—	$557,812

	As of and for the Twelve Months Ended
	December 31, 2016
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Charge-Offs	—	(535)	—	—	(30)	(42)	—	(607)
Recoveries	144	124	8	11	49	5	—	341
Provision (recovery)	(469)	81	246	13	(59)	6	(6)	(188)
Ending balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Ending balance: Individually evaluated for impairment	$—	$268	$102	$15	$—	$—	$—	$385
Ending balance: collectively evaluated for impairment	$450	$1,724	$1,420	$220	$69	$22	$215	$4,120
Loans:
Ending balance	$31,791	$231,532	$208,525	$30,341	$12,677	$2,259	$—	$517,125
Ending balance individually evaluated for impairment	$1,320	$8,608	$2,864	$581	$7	$—	$—	$13,380
Ending balance collectively evaluated for impairment	$30,471	$222,924	$205,661	$29,760	$12,670	$2,259	$—	$503,745

	As of and for the Twelve Months Ended
	December 31, 2015
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$951	$1,977	$1,347	$464	$103	$42	$196	$5,080
Charge-Offs	(166)	(152)	(47)	—	(66)	(25)	—	(456)
Recoveries	75	142	115	181	33	16	—	562
Provision (recovery)	(85)	355	(147)	(434)	39	20	25	(227)
Ending balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Ending balance: Individually evaluated for impairment	$10	$423	$141	$2	$—	$—	$—	$576
Ending balance: collectively evaluated for impairment	$765	$1,899	$1,127	$209	$109	$53	$221	$4,383
Loans:
Ending balance	$41,569	$233,626	$175,172	$29,366	$13,530	$2,413	$—	$495,676
Ending balance individually evaluated for impairment	$1,392	$7,209	$4,555	$847	$—	$—	$—	$14,003
Ending balance collectively evaluated for impairment	$40,177	$226,417	$170,617	$28,519	$13,530	$2,413	$—	$481,673

Impaired loans by class at December 31, 2017 and December 31, 2016 were as follows:

	As of and for the Year Ended
	December 31, 2017
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$626	$304	$—	$342	$23
Commercial Real Estate:
Owner Occupied	330	331	—	336	15
Non-owner occupied	805	767	—	785	20
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	362	316	—	330	28
Consumer:
Installment	25	25	—	27	1
Residential:
Equity lines	—	—	—	—	—
Single family	7,371	6,985	—	7,069	124
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$9,519	$8,728	$—	$8,889	$211
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$595	$556	$195	$567	$17
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	806	809	59	817	37
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	9	9	9	9	—
Residential:
Equity lines	217	44	44	45	—
Single family	1,349	1,299	151	1,315	57
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$2,976	$2,717	$458	$2,753	$111
Total:
Commercial	$1,221	$860	$195	$909	$40
Commercial Real Estate	1,941	1,907	59	1,938	72
Construction and Farmland	362	316	—	330	28
Consumer	34	34	9	36	1
Residential	8,937	8,328	195	8,429	181
Other	—	—	—	—	—
Total	$12,495	$11,445	$458	$11,642	$322
(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, and any partial charge-offs.

	As of and for the Year Ended
	December 31, 2016
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$311	$299	$—	$356	$21
Commercial Real Estate:
Owner Occupied	869	772	—	778	15
Non-owner occupied	1,298	1,066	—	1,137	13
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,320	1,324	—	1,358	75
Consumer:
Installment	8	8	—	9	—
Residential:
Equity lines	17	17	—	18	—
Single family	7,072	6,849	—	6,930	170
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$10,895	$10,335	$—	$10,586	$294
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$283	$283	$15	$298	$14
Commercial Real Estate:
Owner Occupied	203	203	37	205	10
Non-owner occupied	824	826	65	834	37
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	458	115	56	120	—
Single family	1,678	1,638	212	1,676	60
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,446	$3,065	$385	$3,133	$121
Total:
Commercial	$594	$582	$15	$654	$35
Commercial Real Estate	3,194	2,867	102	2,954	75
Construction and Farmland	1,320	1,324	—	1,358	75
Consumer	8	8	—	9	—
Residential	9,225	8,619	268	8,744	230
Other	—	—	—	—	—
Total	$14,341	$13,400	$385	$13,719	$415
(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, and any partial charge-offs.

For the year ended December 31, 2015, the average recorded investment of impaired loans was $14.4 million. The interest income recognized on impaired loans was $404 thousand in 2015.

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

Credit quality information by class at December 31, 2017 and December 31, 2016 was as follows:

	As of
	December 31, 2017
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$33,279	$1,788	$1,748	$612	$—	$—	$37,427
Commercial Real Estate:
Owner Occupied	112,649	10,893	3,146	330	—	—	127,018
Non-owner occupied	82,050	17,992	12,088	767	—	—	112,897
Construction and Farmland:
Residential	2,614	600	—	—	—	—	3,214
Commercial	30,093	17,069	1,663	315	—	—	49,140
Residential:
Equity Lines	32,495	299	—	—	44	—	32,838
Single family	177,829	5,869	155	6,327	192	—	190,372
Multifamily	3,588	—	507	—	—	—	4,095
All other loans	2,050	—	—	—	—	—	2,050
Total	$476,647	$54,510	$19,307	$8,351	$236	$—	$559,051

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$10,168	$19

	As of
	December 31, 2016
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$25,951	$3,858	$170	$362	$—	$—	$30,341
Commercial Real Estate:
Owner Occupied	99,365	13,050	1,766	742	431	—	115,354
Non-owner occupied	60,259	30,515	891	1,506	—	—	93,171
Construction and Farmland:
Residential	4,627	50	—	—	—	—	4,677
Commercial	21,105	5,349	314	346	—	—	27,114
Residential:
Equity Lines	30,791	382	—	17	116	—	31,306
Single family	182,404	6,850	724	6,533	149	—	196,660
Multifamily	3,032	534	—	—	—	—	3,566
All other loans	2,259	—	—	—	—	—	2,259
Total	$429,793	$60,588	$3,865	$9,506	$696	$—	$504,448

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$12,641	$36
Three consumer loans totaling $13 thousand were rated below Pass at December 31, 2017. One consumer loan totaling $5 thousand was rated below Pass at December 31, 2016.

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

There were twenty-one (21) troubled debt restructured loans totaling $4.4 million at December 31, 2017. At December 31, 2016, there were twenty-six (26) troubled debt restructured loans totaling $7.3 million. One loan, totaling $44 thousand, was in nonaccrual status at December 31, 2017. Six loans, totaling $1.6 million, were in nonaccrual status at December 31, 2016. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2017 or December 31, 2016.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the years ended December 31, 2017, 2016 and 2015:

		For the Year Ended
		December 31, 2017
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$22	$22
Total	1	$22	$22

		For the Year Ended
		December 31, 2016
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate
Non-owner occupied	1	$736	$736
Residential:
Single family	4	560	463
Total	5	$1,296	$4

		For the Year Ended
		December 31, 2015
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	3	$794	$794
Total	3	$794	$794

During the twelve months ended December 31, 2017 , the Company restructured one loan by granting a concession to borrowers experiencing financial difficulties. One consumer installment loan was modified by consolidating debt and reducing the interest rate.

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

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

	For the Year Ended
	December 31, 2017
	(in thousands)
	Number of Contracts	Recorded Investment
Total	—	$—

	For the Year Ended
	December 31, 2016
	(in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	2	$588
Total	2	$588

	For the Year Ended
	December 31, 2015
	(in thousands)
	Number of Contracts	Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial	1	$267
Residential:
Equity	1	60
Single family	2	627
Total	4	$954

Management defines default as over 30 days contractually past due under the modified terms or the foreclosure and repossession of the collateral and charge-off of the loan during the twelve month period subsequent to the modification.

NOTE 6. Bank Premises and Equipment, Net
The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(in thousands)
Land	$6,729	$6,729
Buildings and improvements	17,970	17,928
Furniture and equipment	7,100	6,876
	$31,799	$31,533
Less accumulated depreciation	12,220	11,364
Bank premises and equipment, net	$19,579	$20,169
Depreciation expense on buildings and improvements was $484 thousand, $484 thousand, and $470 thousand for the years ended 2017, 2016, and 2015, respectively. Depreciation expense on furniture and equipment was $462 thousand, $448 thousand, and $373 thousand for the years ended 2017, 2016, and 2015, respectively.
As of December 31, 2017, one facility was under an operating lease, which expires in 2030. This lease requires payment of certain operating expenses and contains renewal options. The total minimum rental commitment at December 31, 2017 under this lease was due as follows:

December 31, 2017
(in thousands)
2018	$200
2019	200
2020	213
2021	220
2022	220
Thereafter	1,724
$2,777
The total building and equipment rental expense was $232 thousand, $236 thousand, and $271 thousand in 2017, 2016, and 2015, respectively.
On June 10, 2015, the Company purchased the land on which one of its retail branches resides. The land was purchased subject to an existing lease and subsequently recorded at fair value, resulting in a write down of the total purchase price. This write down appears in the Consolidated Statement of Income as a Cost to terminate operating lease.

NOTE 7. Deposits
The composition of deposits at December 31, 2017 and December 31, 2016 was as follows:

	December 31,
	2017	2016
	(in thousands)
Noninterest bearing demand deposits	$234,990	$208,948
Savings and interest bearing demand deposits:
NOW accounts	$91,288	$85,944
Money market accounts	129,497	126,632
Regular savings accounts	102,163	94,271
	$322,948	$306,847
Time deposits:
Balances of less than $250,000	$62,681	$67,159
Balances of $250,000 and more	42,795	20,923
	$105,476	$88,082
	$663,414	$603,877

Time deposits with balances of less than $250,000 include $210 thousand and $2.2 million in brokered certificates of deposit at December 31, 2017 and 2016, respectively. There were no time deposits with balances of $250,000 or more in brokered certificates of deposit at December 31, 2017 and 2016, respectively.

The outstanding balance of time deposits at December 31, 2017 was due as follows:

December 31, 2017
(in thousands)
2018	$89,860
2019	7,324
2020	2,032
2021	4,583
2022	1,656
Thereafter	21
$105,476
Deposit overdrafts reclassified as loans totaled $115 thousand and $272 thousand at December 31, 2017 and 2016, respectively.

NOTE 8. Borrowings
The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased and Federal Home Loan Bank advances.
Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 16. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
	(dollars in thousands)
Balance at year-end	$—	$—
Average balance during the year	$823	$73
Average interest rate during the year	1.64%	0.81%
Maximum month-end balance during the year	$3,413	$1,302
Gross lines of credit at year-end	$28,000	$36,000
Unused lines of credit at year-end	$28,000	$36,000
As of December 31, 2017, the Company also had a $5.0 million unused line of credit, in addition to the $28.0 million in federal funds lines of credit listed in the table above.
As of December 31, 2017, Company had remaining credit availability in the amount of $162.6 million with the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. The amount of the available credit is also limited to 20% of total Bank assets.
The Company had no long-term borrowings with the FHLB at December 31, 2017. The Company also had no short-term borrowings with the FHLB at December 31, 2017. The Company had a $20.0 million irrevocable letter of credit at December 31, 2017 with the FHLB to secure public deposits. The Company had no borrowings with the FHLB at December 31, 2016.

NOTE 9. Income Taxes
The Company files income tax returns with the United States of America,the Commonwealth of Virginia and West Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2014.

The net deferred tax asset at December 31, 2017 and 2016 consisted of the following components:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$922	$1,525
Deferred compensation	72	117
Accrued postretirement benefits	23	40
Home equity origination costs	46	73
Nonaccrual interest	101	151
Securities available for sale	—	32
Other	53	193
	$1,217	$2,131
Deferred tax liabilities:
Property and equipment	$506	$814
Securities available for sale	71	—
	$577	$814
Net deferred tax asset	$640	$1,317
The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.
Income tax expense for the years ended December 31, 2017, 2016 and 2015 consisted of the following components:

	December 31,
	2017	2016	2015
	(in thousands)
Current tax expense	$3,094	$2,346	$2,001
Deferred tax expense	135	207	432
Deferred tax adjustment for enacted rate change	397	—	—
	$3,626	$2,553	$2,433
The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016	2015
	(in thousands)
Statutory federal corporate tax amount	$3,880	$3,034	$3,172
Tax-exempt interest (income)	(417)	(387)	(404)
Officer insurance (income) loss	(92)	15	11
Net tax credits	(165)	(126)	(105)
Corporate tax rate change	397	—	—
Other, net	23	17	(241)
	$3,626	$2,553	$2,433

The effective tax rates were 31.77%, 28.62%, and 26.08%, for years ended December 31, 2017, 2016, and 2015, respectively. This increase in the effective tax rate resulted mostly from the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The Company's deferred tax assets and liabilities were adjusted at December 31, 2017, for the reduction of our applicable corporate income tax rate from 34% to 21%, effective January 1, 2018. This adjustment resulted in a write-down of our net deferred tax assets and an increase in our federal income tax expense of $397 thousand.

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
The following amounts that have not been recognized in the net periodic benefit cost of the postretirement benefit plan for the year ended December 31, 2017 but are included in other comprehensive income: unrecognized net actuarial gain of $44 thousand. The actuarial gain included in other comprehensive income and expected to be recognized in the net periodic benefit cost of the postretirement benefit plan during 2018 is $7 thousand.

The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for 2017, 2016, and 2015 and a statement of the funded status at December 31, 2017, 2016 and 2015 for the postretirement benefit plans of the Company. The Company uses a December 31st measurement date for its plans.

	Postretirement Benefits Plan
	2017	2016	2015
	(in thousands)
Change in Benefit Obligation:
Benefit obligation, beginning	$118	$128	$137
Service cost	—	—	—
Interest cost	3	4	4
Actuarial (gain) loss	(4)	(7)	(6)
Benefits paid	(8)	(7)	(7)
Settlement loss	—	—	—
Benefit obligation, ending	$109	$118	$128
Change in Plan Assets:
Fair value of plan assets, beginning	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contributions	8	7	7
Benefits paid	(8)	(7)	(7)
Fair value of plan assets, ending	$—	$—	$—

	Postretirement Benefits Plan
	2017	2016	2015
	(in thousands)
Funded Status:
Funded status	$(109)	$(118)	$(128)
Unrecognized net actuarial loss	—	—	—
Unrecognized net transition obligation	—	—	—
Unrecognized prior service cost	—	—	—
Accrued benefits	$(109)	$(118)	$(128)
Amounts Recognized in Consolidated Balance Sheets:
Prepaid benefit cost	$—	$—	$—
Accrued liability	(109)	(118)	(128)
	$(109)	$(118)	$(128)
Amounts Recognized in Accumulated Other Comprehensive Income:
Net actuarial (gain)	$(54)	$(58)	$(58)
Net transition obligation	—	—	—
Deferred tax liability	10	19	19
	$(44)	$(39)	$(39)

The following tables provide the components of net periodic benefit cost of the postretirement benefit plan for the years ended December 31, 2017, 2016, and 2015:

	Postretirement Benefits Plan
	2017	2016	2015
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	3	4	4
Expected return on plan assets	—	—	—
Amortization of prior service costs	—	—	—
Amortization of transition obligation	—	—	—
Recognized net loss due to settlement	—	—	—
Amortization of net actuarial gain	(7)	(6)	(6)
Net periodic benefit cost	$(4)	$(2)	$(2)
The benefit obligation for the postretirement benefit plan was calculated using a weighted average discount rate of 2.75% for 2017, 3.00% for 2016, and 3.25% for 2015. For measurement purposes, a 8.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018 and 2019, 7.00% for 2020 and 2021, and 5.00% for 2022 and thereafter. If these rates were increased by 1.00% in each year, the benefit obligation at December 31, 2017 would have increased by $3 thousand and the net periodic benefit cost for 2017 would have increased by less than $1 thousand. If these rates were decreased by 1.00% in each year, the benefit obligation at December 31, 2017 would have decreased by $3 thousand and the net periodic benefit cost for 2017 would have decreased by less than $1 thousand.
Estimated future benefit payments at December 31, 2017, which reflect expected future service, as appropriate, were as follows:

Postretirement Benefits
(in thousands)
2018	$15
2019	14
2020	14
2021	13
2022	12
2023 - 2027	39

NOTE 11. Stock-Based Compensation

 Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than nine months. During 2017, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a one year period. Vesting schedules were unchanged from the two prior years. The following table presents the activity for Restricted Stock for the years ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended
	December 31,
	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	14,901	$23.05	14,401	$22.98	15,151	$22.27
Granted	14,650	27.46	14,650	23.07	14,650	23.85
Vested	(14,493)	25.90	(13,196)	23.00	(14,363)	23.09
Forfeited	(657)	23.00	(954)	23.00	(1,037)	23.50
Nonvested, end of period	14,401	$24.68	14,901	$23.05	14,401	$22.98

The Company recognizes compensation expense over the vesting period based on the fair value of the Company's stock on the grant date. Compensation expense was $382 thousand, $314 thousand, and $328 thousand during December 31, 2017, 2016, and 2015, respectively. The total grant date fair value of Restricted Stock which vested was $375 thousand and $303 thousand for the years ended December 31, 2017 and 2016, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $69 thousand at December 31, 2017. This amount is expected to be recognized over a weighted average period of one year. The Company's policy is to recognize forfeitures as they occur.

NOTE 12. Employee Benefits
The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2017, 2016, and 2015.
The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $1.0 million in 2017, $990 thousand in 2016, and $956 thousand in 2015.
The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $56 thousand and $64 thousand at December 31, 2017 and 2016, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $29 thousand in 2017, $29 thousand in 2016, and $29 thousand in 2015. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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
As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2017 and 2016, the amount of daily average required balances were approximately $1.5 million and $1.3 million, respectively. For both periods, these required amounts were met by vault cash and no additional amount was required to be on deposit with the Federal Reserve Bank. In addition, the Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $250 thousand at December 31, 2017 and 2016.
See Note 19 with respect to financial instruments with off-balance-sheet risk.

NOTE 14. Derivative Instruments and Hedging Activities
Interest Rate Swaps
The Company has used interest rate swaps to reduce interest rate risk and to manage interest expense. By entering into these agreements, the Company converts floating rate debt into fixed rate debt, or alternatively, converts fixed rate debt into floating rate debt. Interest differentials paid or received under the swap agreements are reflected as adjustments to interest expense. These interest rate swap agreements are derivative instruments that qualify for hedge accounting as discussed in Note 1. The notional amounts of the interest rate swaps are not exchanged and do not represent exposure to credit loss. In the event of default by a counterparty, the risk in these transactions is the cost of replacing the agreements at current market rates.

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

The following tables present the effect of the derivative instrument on the Consolidated Statements of Income for December 31, 2017, 2016, and 2015:

Derivatives not designated as hedging instruments under GAAP	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2017	2016	2015
		(dollars in thousands)
Interest rate swap contracts, net of tax	Other operating income	$—	$149	88

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

NOTE 15. Transactions with Directors and Officers
The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $4.1 million and $4.7 million at December 31, 2017 and 2016, respectively. These balances reflect total principal additions of $9.4 million and total principal payments of $10.0 million, during 2017. The aggregate balance of deposits from directors, principal officers and their related parties was $19.4 million and $15.6 million at December 31, 2017 and 2016, respectively. Adjustments were made to prior year amounts for directors and officers that are no longer considered to be related parties.

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

In July 2013, the Federal Reserve Bank issued a final rule that makes technical changes to its market risk capital rules to align them with the BASEL III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The phase-in period for the final rules began January 1, 2015 with full compliance with the final rules to be phased in by January 1, 2019. As a part of this final rule, the Bank was required to begin calculating and disclosing Common Equity Tier 1 Capital to risk weighted assets in 2015. Although not required by the final rule, the Company also began calculating and disclosing Common Equity Tier 1 Capital to risk weighted assets in 2015. In addition to the minimum regulatory capital required for capital adequacy purposes , the Company is required to maintain a minimum Capital Conservation Buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the Capital Conservation Buffer was 0.625% on January 1, 2016 and will increase by 0.625% each year until it reaches 2.5% on January 1, 2019. The Capital Conservation Buffer is applicable to all ratios except the leverage ratio, which is noted below as Tier 1 Capital to Average Assets. The Bank's institution specific capital conservation buffer at December 31, 2017 was 6.86%.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they are subject at December 31, 2017 and 2016.

At December 31, 2017, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2017 and 2016:

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2017:
Common Equity Tier 1 Capital to Risk
Weighted Assets
Consolidated	$83,507	14.45%	$26,003	4.50%	N/A
Bank of Clarke County	$80,150	14.08%	$25,622	4.50%	$37,009	6.50%
Total Capital to Risk Weighted Assets
Consolidated	$87,959	15.22%	$46,228	8.00%	N/A
Bank of Clarke County	$84,583	14.86%	$45,550	8.00%	$56,938	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$83,507	14.45%	$34,671	6.00%	N/A
Bank of Clarke County	$80,150	14.08%	$34,163	6.00%	$45,550	8.00%
Tier 1 Capital to Average Assets
Consolidated	$83,507	11.21%	$29,810	4.00%	N/A
Bank of Clarke County	$80,150	10.86%	$29,511	4.00%	$36,889	5.00%

December 31, 2016:
Common Equity Tier 1 Capital to Risk
Weighted Assets
Consolidated	$79,440	15.68%	$22,798	4.50%	N/A
Bank of Clarke County	$76,124	15.11%	$22,666	4.50%	$32,740	6.50%
Total Capital to Risk Weighted Assets
Consolidated	$83,977	16.58%	$40,531	8.00%	N/A
Bank of Clarke County	$80,640	16.01%	$40,295	8.00%	$50,369	10.00%
Tier 1 Capital to Risk Weighted Assets
Consolidated	$79,440	15.68%	$30,398	6.00%	N/A
Bank of Clarke County	$76,124	15.11%	$30,221	6.00%	$40,295	8.00%
Tier 1 Capital to Average Assets
Consolidated	$79,440	11.84%	$26,848	4.00%	N/A
Bank of Clarke County	$76,124	11.40%	$26,711	4.00%	$33,389	5.00%

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
At December 31, 2017, the Bank’s retained earnings available for the payment of dividends to the Company was $5.3 million. Accordingly, $75.2 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2017. Funds available for loans or advances by the Bank to the Company amounted to $1.1 million at December 31, 2017.

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
At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2017	2016
	(dollar in thousands)
Commitments to extend credit	$3,959	$27,144
Unfunded commitments under lines of credit	108,483	100,530
Commercial and standby letters of credit	8,437	5,897
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
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2017, $7.5 million of the outstanding letters of credit were collateralized.
The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2017 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.7 million.

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

NOTE 21. Quarterly Condensed Statements of Income - Unaudited
The Company’s quarterly net income, net income per common share and dividends per common share during 2017, 2016 and 2015 are summarized as follows:

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,566	$7,004	$7,458	$7,323
Net interest income after (recovery of) loan losses	6,890	6,985	7,109	6,838
Noninterest income	1,673	1,598	1,617	1,892
Noninterest expenses	5,711	5,747	5,909	5,823
Income before income taxes	2,852	2,836	2,817	2,907
Net income	2,042	2,027	2,007	1,710
Net income per common share, basic	0.59	0.58	0.58	0.49
Net income per common share, diluted	0.59	0.58	0.58	0.49
Dividends per common share	0.22	0.22	0.22	0.22

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,421	$6,642	$6,279	$6,443
Net interest income after (recovery of) loan losses	6,035	6,345	6,162	6,364
Noninterest income	1,635	1,738	1,687	1,609
Noninterest expenses	5,554	5,832	5,871	5,395
Income before income taxes	2,116	2,251	1,978	2,578
Net income	1,525	1,610	1,430	1,805
Net income per common share, basic	0.43	0.46	0.40	0.52
Net income per common share, diluted	0.43	0.46	0.40	0.52
Dividends per common share	0.20	0.20	0.20	0.22

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$5,938	$6,121	$6,265	$6,169
Net interest income after (recovery of) loan losses	5,408	5,494	6,354	6,117
Noninterest income	1,629	1,644	3,830	1,335
Noninterest expenses	5,058	6,131	5,518	5,774
Income before income taxes	1,979	1,007	4,666	1,678
Net income	1,455	798	3,289	1,355
Net income per common share, basic	0.42	0.23	0.94	0.38
Net income per common share, diluted	0.42	0.23	0.94	0.38
Dividends per common share	0.20	0.20	0.20	0.20

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016:

		Fair Value Measurements at
		December 31, 2017
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$21,520	$—	$21,520	$—
Mortgage-backed securities	61,244	—	61,244	—
Obligations of states and political subdivisions	49,802	—	49,259	543
Total assets at fair value	$132,566	$—	$132,023	$543
Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

		Fair Value Measurements at
		December 31, 2016
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$30,441	$—	$30,441	$—
Mortgage-backed securities	42,372	—	42,372	—
Obligations of states and political subdivisions	46,449	—	45,835	614
Total assets at fair value	$119,262	$—	$118,648	$614
Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2017 and 2016.

	Level 3 Recurring Fair Value Measurements
	As of and for the Year Ended
	December 31, 2017	December 31, 2016
	(in thousands)
Beginning balance	$614	$684
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(71)	(70)
Total assets at fair value	$543	$614
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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2017 and December 31, 2016:

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2017
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	6% - 12%	7%
Impaired loans	Present value of cash flows	Discount rate	4% - 10%	5%
Other real estate owned	Discounted appraised value	Selling cost	6%	6%

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2016
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 7%	5%
Other real estate owned	Discounted appraised value	Selling cost	6%	6%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2017 and December 31, 2016:

		Carrying value at
		December 31, 2017
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,248	$—	$—	$2,248
Nonfinancial Assets:
Other real estate owned	106	—	—	106
		Carrying value at
		December 31, 2016
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,671	$—	$—	$2,671
Nonfinancial Assets:
Other real estate owned	370	—	—	370

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
The carrying amount and fair value of the Company’s financial instruments at December 31, 2017 and 2016 were as follows:

	Fair Value Measurements at
	December 31, 2017
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
	(in thousands)
Financial Assets:
Cash and short-term investments	$35,848	$35,848	$—	$—	$35,848
Securities	132,566	—	132,023	543	132,566
Restricted Investments	1,107	—	1,107	—	1,107
Loans, net	564,406	—	—	559,665	559,665
Bank owned life insurance	486	—	486	—	486
Accrued interest receivable	1,955	—	1,955	—	1,955

Financial Liabilities:
Deposits	$663,414	$—	$662,696	$—	$662,696
Accrued interest payable	44	—	44	—	44

	Fair Value Measurements at
	December 31, 2016
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
	(in thousands)
Financial assets:
Cash and short-term investments	$35,281	$35,281	$—	$—	$35,281
Securities	119,262	—	118,648	614	119,262
Restricted Investments	1,068	—	1,068	—	1,068
Loans, net	512,437	—	—	512,181	512,181
Bank owned life insurance	1,769	—	1,769	—	1,769
Accrued interest receivable	588	—	588	—	588

Financial liabilities:
Deposits	$603,877	$—	$603,516	$—	$603,516
Accrued interest payable	34	—	34	—	34
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

Changes to accumulated other comprehensive income (loss) by components are shown in the following tables for the years ended December 31, 2017, 2016, and 2015:

	Twelve Months Ended
	December 31,
	2017			2016			2015
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Fair Value of Interest Rate Swap	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$(63)	$39	$(24)	$1,012	$39	$1,051	$1,466	$(190)	$39	$1,315
Other comprehensive income (loss) before reclassifications	422	4	426	(1,531)	—	(1,531)	(564)	52	—	(512)
Reclassifications from other comprehensive income (loss)	10	(7)	3	(98)	—	(98)	(124)	237	—	113
Reclassification of stranded tax effects from change in tax rate	44	7	51	—	—	—	—	—	—	—
Tax effect of current period changes	(147)	1	(146)	554	—	554	234	(99)	—	135
Current period changes net of taxes	329	5	334	(1,075)	—	(1,075)	(454)	190	—	(264)
December 31	$266	$44	$310	$(63)	$39	$(24)	$1,012	$—	$39	$1,051

For the years ended December 31, 2017, 2016, and 2015, $(10) thousand, $98 thousand, and $124 thousand, respectively, was reclassified out of comprehensive income and appeared as (Loss) Gain on Sale of Securities in the Consolidated Statement of Income. The tax (benefit) expense related to these reclassifications was $(4) thousand, $33 thousand, and $42 thousand for the years ended December 31, 2017, 2016, and 2015, respectively. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

For the twelve months ended December 31, 2017, $7 thousand was reclassified out of accumulated other comprehensive income related to the Company's postretirement benefit plan. This reclassification is a component of net periodic benefit cost and was reflected in Salaries and Employee Benefits in the Consolidated Statements of Income. Tax related to this reclassification was $2 thousand and was included in Income Tax Expense in the Consolidated Statements of Income.

For the twelve months ended December 31, 2015, $237 thousand was reclassified out of accumulated other comprehensive income related to the Company's derecognition of it's cash flow hedge. This loss was recorded in Other operating income in the Consolidated Statements of Income. Tax related to this reclassification was $81 thousand and was included in Income Tax Expense in the Consolidated Statements of Income. There were no reclassifications related to cash flow hedges during the twelve months ended December 31, 2017 and 2016.

NOTE 24. Condensed Financial Information – Parent Company Only
EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Balance Sheets
December 31, 2017 and 2016
(dollars in thousands)

	2017	2016
Assets
Cash held in subsidiary bank	$426	$391
Loans, net of allowance	2,825	2,881
Investment in subsidiaries, at cost, plus undistributed net income	80,459	76,099
Other assets	107	45
Total assets	$83,817	$79,416

Liabilities and Shareholders’ Equity
Total liabilities	$—	$—

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,587	8,633
Surplus	12,075	12,642
Retained earnings	62,845	58,165
Accumulated other comprehensive income (loss)	310	(24)
Total shareholders’ equity	$83,817	$79,416
Total liabilities and shareholders’ equity	$83,817	$79,416

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2017, 2016, and 2015
(dollars in thousands)

	2017	2016	2015
Income
Dividends from subsidiary bank	$3,800	$4,350	$6,576
Interest and fees on loans	106	97	52
Other interest and dividends	—	2	11
Gain on redemption of trust preferred debt	—	—	2,424
Other income (loss)	—	149	(121)
Total income	$3,906	$4,598	$8,942

Expenses
Interest expense on borrowings	$—	$143	$260
Other operating expenses	255	211	260
Total expenses	$255	$354	$520
Income before income tax (benefit) expense and equity (deficit) in undistributed earnings of subsidiary bank	$3,651	$4,244	$8,422

Income Tax (Benefit) Expense	(58)	(36)	629
Income before equity (deficit) in undistributed earnings of subsidiary bank	$3,709	$4,280	$7,793

Equity (Deficit) in Undistributed Net Income of Subsidiary Bank	4,077	2,090	(896)
Net income	$7,786	$6,370	$6,897
Comprehensive income	$8,069	$5,295	$6,633

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2017, 2016, and 2015
(dollars in thousands)

	2017	2016	2015
Cash Flows from Operating Activities
Net Income	$7,786	$6,370	$6,897
Adjustments to reconcile net income to net cash provided by operating activities
(Recovery of) Provision for loan losses	(2)	(2)	23
(Gain) on the sale of securities	—	—	(27)
(Gain) on the redemption of trust preferred capital notes	—	—	(2,424)
Loss on derecognition of cash flow hedge	—	—	237
Fair value adjustment on derivative contract	—	(149)	(88)
Stock-based compensation expense	382	314	328
Undistributed earnings of subsidiary bank	(4,077)	(2,090)	896
Changes in assets and liabilities:
(Increase) decrease in other assets	(62)	(39)	294
(Decrease) increase in other liabilities	—	(568)	814
Net cash provided by operating activities	$4,027	$3,836	$6,950

Cash Flows from Investing Activities
Proceeds from the sale of securities available for sale	$—	$—	$1,009
Proceeds from maturities of securities available for sale	—	—	385
Net decrease (increase) in loans	58	62	(2,963)
Net cash provided by (used in) investing activities	$58	$62	$(1,569)

Cash Flows from Financing Activities
Redemption of trust preferred capital notes	$—	$—	$(4,793)
Cash dividends paid	(2,652)	(2,354)	(2,064)
Issuance of common stock, employee benefit plan	166	81	187
Retirement of common stock	(1,564)	(2,143)	—
Net cash (used in) financing activities	$(4,050)	$(4,416)	$(6,670)
Increase (decrease) in cash	$35	$(518)	$(1,289)

Cash
Beginning	$391	$909	$2,198
Ending	$426	$391	$909

NOTE 25. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the twelve months ended December 31, 2017 2016:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Balance, beginning	$370	$571
Net loans transferred to OREO	53	666
Sales	(317)	(890)
Valuation adjustments	—	23
Balance, ending	$106	$370

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2017 and 2016 were as follows:

	As of
	December 31, 2017	December 31, 2016
	(in thousands)
Construction and Farmland	$106	$155
Residential Real Estate	—	215
Commercial Real Estate	—	—
Subtotal	$106	$370
Less valuation allowance	—	—
Total	$106	$370

There was one consumer mortgage loan totaling $4.1 million collateralized by residential real estate in the process of foreclosure at December 31, 2017. There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at December 31, 2016.

NOTE 26. Qualified Affordable Housing Project Investments

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

At December 31, 2017 and 2016, the balance of the investment for qualified affordable housing projects was $2.5 million and $2.6 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $1.9 million and $2.0 million at December 31, 2017 and 2016, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2020, in accordance with the terms of the individual agreements.

During the twelve months ended December 31, 2017 and 2016, the Company recognized amortization expense of $172 thousand and $138 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2017 are $165 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during 2017 and 2016 were $219 thousand and $172 thousand, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2017, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2017, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.
Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Yount, Hyde& Barbour, P.C., the independent registered public accounting firm which also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour's attestation report on the Company's internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance
The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2018 Annual Meeting of Shareholders to be held May 15, 2018.

Item 11. Executive Compensation
The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2018 Annual Meeting of Shareholders to be held May 15, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2018 Annual Meeting of Shareholders to be held May 15, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2018 Annual Meeting of Shareholders to be held May 15, 2018.

Item 14. Principal Accounting Fees and Services
The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2018 Annual Meeting of Shareholders to be held May 15, 2018.

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

10.6	Employment Agreement of John E. Hudson. *

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.10	Eagle Financial Services, Inc. Dividend Investment Plan (incorporated herein by reference to to the Company’s Registration Statement on Form S-3, File No. 333-209460, filed on February 10, 2016).*

10.11	Employment Agreement of Carl A. Esterhay.*

10.12	Employment Agreement of Joseph T. Zmitrovich.*

21.1	Subsidiary of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

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
John R. Milleson
President and Chief Executive Officer
Date: March 15, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2018.

Signature	Title

/s/ JOHN R. MILLESON	President, Chief Executive Officer, and Director (principal executive officer)
John R. Milleson

/s/ KATHLEEN J. CHAPPELL	Vice President and Chief Financial Officer (principal financial and accounting officer)
Kathleen J. Chappell

/s/ THOMAS T. GILPIN	Chairman of the Board and Director
Thomas T. Gilpin

/s/ ROBERT W. SMALLEY, JR.	Vice Chairman of the Board and Director
Robert W. Smalley, Jr.

/s/ THOMAS T. BYRD	Director
Thomas T. Byrd

/s/ CARY R. CLAYTOR	Director
Cary R. Claytor

/s/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/s/ SCOTT HAMBERGER	Director
Scott Hamberger

/s/ DOUGLAS C. RINKER	Director
Douglas C. Rinker

/s/ ROBERT E. SEVILA	Director
Robert E. Sevila

/s/ JOHN D. STOKELY, JR.	Director
John D. Stokely, Jr.

/s/ RANDALL G. VINSON	Director
Randall G. Vinson

/s/ JAMES R. WILKINS, JR	Director
James R. Wilkins, Jr.

Item 16.    Form 10-K Summary
Not applicable.