Form 10-Q
period 2018-06-30
EAGLE FINANCIAL SERVICES INC
filed 2018-08-08
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 1, 2018 was 3,473,555.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$9,924	$10,578
Interest-bearing deposits with other institutions	4,899	22,094
Federal funds sold	88	3,176
Total cash and cash equivalents	14,911	35,848
Securities available for sale, at fair value	138,325	132,566
Restricted investments	1,166	1,107
Loans	586,838	568,817
Allowance for loan losses	(4,548)	(4,411)
Net Loans	582,290	564,406
Bank premises and equipment, net	19,452	19,579
Other real estate owned, net of allowance	3,020	106
Other assets	16,027	12,139
Total assets	$775,191	$765,751
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$246,141	$234,990
Savings and interest bearing demand deposits	328,563	322,948
Time deposits	107,403	105,476
Total deposits	$682,107	$663,414
Other liabilities	8,285	18,520
Total liabilities	$690,392	$681,934

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2018, 3,473,555 including 22,201 shares of unvested restricted stock; issued and outstanding 2017, 3,449,027 including 14,401 shares of unvested restricted stock	8,628	8,587
Surplus	12,491	12,075
Retained earnings	66,313	62,845
Accumulated other comprehensive (loss) income	(2,633)	310
Total shareholders’ equity	$84,799	$83,817
Total liabilities and shareholders’ equity	$775,191	$765,751
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and Dividend Income
Interest and fees on loans	$7,000	$6,108	$13,541	$11,844
Interest and dividends on securities available for sale:
Taxable interest income	669	591	1,274	1,141
Interest income exempt from federal income taxes	268	270	530	524
Dividends	14	19	27	24
Interest on deposits with other institutions	41	16	95	37
Interest on federal funds sold	2	—	2	—
Total interest and dividend income	$7,994	$7,004	$15,469	$13,570
Interest Expense
Interest on deposits	563	218	$989	$421
Interest on federal funds purchased	10	13	10	13
Interest on Federal Home Loan Bank advances	—	18	—	18
Total interest expense	$573	$249	$999	$452
Net interest income	$7,421	$6,755	$14,470	$13,118
(Recovery of) Provision for Loan Losses	(97)	(230)	108	(757)
Net interest income after (recovery of) provision for loan losses	$7,518	$6,985	$14,362	$13,875
Noninterest Income
Income from fiduciary activities	$299	$309	$743	$601
Service charges on deposit accounts	302	295	610	594
Other service charges and fees	1,048	957	2,009	1,910
Gain on sale of securities	—	1	11	51
Loss on disposal of bank premises and equipment	—	(5)	(3)	(11)
Other operating income	16	41	96	126
Total noninterest income	$1,665	$1,598	$3,466	$3,271
Noninterest Expenses
Salaries and employee benefits	$3,406	$3,364	$6,932	$6,714
Occupancy expenses	363	367	734	744
Equipment expenses	234	259	453	498
Advertising and marketing expenses	201	175	386	353
Stationery and supplies	47	47	103	88
ATM network fees	246	183	452	403
Other real estate owned expense	7	10	137	11
Loss (gain) on other real estate owned	282	—	(115)	(1)
FDIC assessment	55	55	113	107
Computer software expense	112	159	251	355
Bank franchise tax	145	134	279	259
Professional fees	283	267	558	558
Data processing fees	118	139	243	256
Other operating expenses	667	588	1,270	1,113
Total noninterest expenses	$6,166	$5,747	$11,796	$11,458
Income before income taxes	$3,017	$2,836	$6,032	$5,688
Income Tax Expense	496	809	972	1,619
Net income	$2,521	$2,027	$5,060	$4,069
Earnings Per Share
Net income per common share, basic	$0.73	$0.58	$1.46	$1.17
Net income per common share, diluted	$0.73	$0.58	$1.46	$1.17
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$2,521	$2,027	$5,060	$4,069
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($93) and $595 for the three months ended, respectively and ($782) and $558 for the six months ended, respectively	(350)	1,154	(2,943)	1,083
Total other comprehensive (loss) income	(350)	1,154	(2,943)	1,083
Total comprehensive income	$2,171	$3,181	$2,117	$5,152
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$8,633	$12,642	$58,165	$(24)	$79,416
Net income			4,069		4,069
Other comprehensive income				1,083	1,083
Vesting of restricted stock awards, stock incentive plan (9,493 shares)	24	(24)			—
Stock-based compensation expense		138			138
Issuance of common stock, dividend investment plan (8,887 shares)	22	232			254
Issuance of common stock, employee benefit plan (4,874 shares)	12	124			136
Repurchase and retirement of common stock (14,051 shares)	(35)	(364)			(399)
Dividends declared ($0.44 per share)			(1,529)		(1,529)
Balance, June 30, 2017	$8,656	$12,748	$60,705	$1,059	$83,168

Balance, December 31, 2017	$8,587	$12,075	$62,845	$310	83,817
Net income			5,060		5,060
Other comprehensive (loss)				(2,943)	(2,943)
Vesting of restricted stock awards, stock incentive plan (9,109 shares)	23	(23)			—
Stock-based compensation expense		195			195
Issuance of common stock, dividend investment plan (8,852 shares)	22	262			284
Issuance of common stock, employee benefit plan (3,767 shares)	9	126			135
Repurchase and retirement of common stock (5,000 shares)	(13)	(144)			(157)
Dividends declared ($0.46 per share)			(1,592)		(1,592)
Balance, June 30, 2018	$8,628	$12,491	$66,313	$(2,633)	$84,799
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$5,060	$4,069
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	468	474
Amortization of intangible and other assets	90	106
Provision for (recovery of) loan losses	108	(757)
(Gain) on other real estate owned	(115)	(1)
Loss on the sale and disposal of premises and equipment	3	11
Loss on the sale of repossessed assets	—	6
(Gain) on the sale of securities	(11)	(51)
Stock-based compensation expense	195	138
Premium amortization on securities, net	273	246
Changes in assets and liabilities:
(Increase) in other assets	(3,196)	(2,419)
(Decrease) in other liabilities	(10,235)	(7,985)
Net cash (used in) operating activities	$(7,360)	$(6,163)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$8,655	$4,781
Proceeds from the sale of securities available for sale	3,464	4,925
Purchases of securities available for sale	(21,865)	(20,653)
Purchases of restricted investments	(59)	(889)
Purchases of bank premises and equipment	(344)	(227)
Proceeds from the sale of other real estate owned	—	318
Proceeds from the sale of repossessed assets	—	3
Net (increase) in loans	(20,791)	(36,635)
Net cash (used in) investing activities	$(30,940)	$(48,377)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$16,766	$15,312
Net increase in time deposits	1,927	12,821
Net increase in Federal Home Loan Bank advances	—	20,000
Issuance of common stock, employee benefit plan	135	136
Repurchase and retirement of common stock	(157)	(399)
Cash dividends paid	(1,308)	(1,275)
Net cash provided by financing activities	$17,363	$46,595

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
(continued)

	Six Months Ended
	June 30,
	2018	2017
(Decrease) in cash and cash equivalents	$(20,937)	$(7,945)
Cash and Cash Equivalents
Beginning	35,848	35,281
Ending	$14,911	$27,336
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$963	$452
Income taxes	$1,136	$598
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(3,725)	$1,641
Other real estate and repossessed assets acquired in settlement of loans	$2,799	$57
Issuance of common stock, dividend investment plan	$284	$254
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2018
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2018 and December 31, 2017, the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors, executive officers and certain non-executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of June 30, 2018, there was $363 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents Restricted Stock activity for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	14,401	$24.68	14,901	$23.05
Granted	16,950	32.84	14,650	27.46
Vested	(9,109)	24.63	(9,493)	23.08
Forfeited	(41)	25.50	(657)	23.00
Nonvested, end of period	22,201	30.93	19,401	26.37

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2018 and 2017. During 2018 and 2017, there were no potentially dilutive securities outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	3,465,601	3,474,628	3,463,621	3,476,159

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$19,346	$44	$(678)	$18,712
Mortgage-backed securities	75,489	3	(2,249)	73,243
Obligations of states and political subdivisions	46,877	354	(861)	46,370
	$141,712	$401	$(3,788)	$138,325
	December 31, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,565	$213	$(258)	$21,520
Mortgage-backed securities	61,464	126	(346)	61,244
Obligations of states and political subdivisions	49,199	789	(186)	49,802
	$132,228	$1,128	$(790)	$132,566

During the six months ended June 30, 2018, the Company received proceeds of $3.5 million on sales of available for sale securities for gross gains of $54 thousand and gross losses of $43 thousand. During the six months ended June 30, 2017, the Company sold $4.9 million of available for sale securities for gross gains of $51 thousand. There were no losses on the sale of available for sale securities during the six months ended June 30, 2017.
The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2018 and December 31, 2017 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$8,175	$253	$7,485	$425	$15,660	$678
Mortgage-backed securities	56,713	1,443	16,125	806	72,838	2,249
Obligations of states and political subdivisions	18,606	581	4,041	280	22,647	861
	$83,494	$2,277	$27,651	$1,511	$111,145	$3,788
	December 31, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$4,455	$58	$7,810	$200	$12,265	$258
Mortgage-backed securities	11,885	59	17,931	287	29,816	346
Obligations of states and political subdivisions	4,071	27	4,692	159	8,763	186
	$20,411	$144	$30,433	$646	$50,844	$790

Gross unrealized losses on available for sale securities included one hundred thirteen (113) and fifty-four (54) debt securities at June 30, 2018 and December 31, 2017, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2018 and December 31, 2017 was changes in market interest rates and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements.

Securities having a carrying value of $2.9 million at June 30, 2018 were pledged for various purposes required by law.

The composition of restricted investments at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	682	623
Community Bankers’ Bank Stock	140	140
	$1,166	$1,107

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at June 30, 2018 and December 31, 2017 was as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$52,101	$43,786
Secured by farmland	6,769	8,568
Secured by 1-4 family residential properties	221,581	223,210
Multifamily	4,100	4,095
Commercial	244,253	239,915
Commercial and industrial loans	39,875	37,427
Consumer installment loans	9,484	10,187
All other loans	9,119	2,050
Total loans	$587,282	$569,238
Net deferred loan fees	(444)	(421)
Allowance for loan losses	(4,548)	(4,411)
Net Loans	$582,290	$564,406

Changes in the allowance for loan losses for the six months ended June 30, 2018 and 2017 and the year ended December 31, 2017 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2018	2017	2017
		(in thousands)
Balance, beginning	$4,411	$4,505	$4,505
Provision for (recovery of) loan losses	108	(625)	(757)
Recoveries added to the allowance	197	901	799
Loan losses charged to the allowance	(168)	(370)	(140)
Balance, ending	$4,548	$4,411	$4,407

Nonaccrual and past due loans by class at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$—	$10	$—	$10	$39,865	$39,875	$—	$148
Commercial Real Estate:
Owner Occupied	210	—	—	210	135,186	135,396	—	—
Non-owner occupied	674	—	—	674	108,183	108,857	—	383
Construction and Farmland:
Residential	—	—	—	—	7,601	7,601	—	—
Commercial	—	12	—	12	51,257	51,269	—	—
Consumer:
Installment	17	—	—	17	9,467	9,484	—	1
Residential:
Equity Lines	—	—	—	—	31,126	31,126	—	89
Single family	334	69	152	555	189,900	190,455	—	478
Multifamily	—	—	—	—	4,100	4,100	—	—
All Other Loans	—	—	—	—	9,119	9,119	—	—
Total	$1,235	$91	$152	$1,478	$585,804	$587,282	$—	$1,099

	December 31, 2017
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$75	$10	$142	$227	$37,200	$37,427	$—	$594
Commercial Real Estate:
Owner Occupied	—	—	—	—	127,018	127,018	—	—
Non-owner occupied	—	368	—	368	112,529	112,897	—	767
Construction and Farmland:
Residential	—	—	—	—	3,214	3,214	—	—
Commercial	187	—	—	187	48,953	49,140	—	—
Consumer:
Installment	17	—	2	19	10,168	10,187	—	13
Residential:
Equity Lines	18	—	—	18	32,820	32,838	—	44
Single family	829	572	4,060	5,461	184,911	190,372	—	4,921
Multifamily	—	—	—	—	4,095	4,095	—	—
All Other Loans	—	—	—	—	2,050	2,050	—	—
Total	$1,126	$950	$4,204	$6,280	$562,958	$569,238	$—	$6,339

Allowance for loan losses by segment at June 30, 2018 and December 31, 2017 were as follows:

	As of and For the Six Months Ended
	June 30, 2018
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Charge-Offs	—	—	—	(122)	(24)	(22)	—	(168)
Recoveries	20	15	73	72	11	6	—	197
(Recovery of) provision for loan losses	29	(79)	(43)	(149)	1	91	258	108
Ending balance	$381	$1,690	$1,657	$371	$57	$104	$288	$4,548
Ending balance: Individually evaluated for impairment	$—	$162	$57	$—	$—	$—	$—	$219
Ending balance: collectively evaluated for impairment	$381	$1,528	$1,600	$371	$57	$104	$288	$4,329
Loans:
Ending balance	$58,870	$225,681	$244,253	$39,875	$9,484	$9,119	$—	$587,282
Ending balance individually evaluated for impairment	$298	$3,767	$1,505	$383	$1	$—	$—	$5,954
Ending balance collectively evaluated for impairment	$58,572	$221,914	$242,748	$39,492	$9,483	$9,119	$—	$581,328

	As of and for the Twelve Months Ended
	December 31, 2017
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Charge-Offs	(19)	(55)	(1)	(187)	(59)	(49)	—	(370)
Recoveries	535	212	65	44	40	5	—	901
(Recovery of) provision for loan losses	(634)	(395)	41	478	19	51	(185)	(625)
Ending balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Ending balance: Individually evaluated for impairment	$—	$195	$59	$195	$9	$—	$—	$458
Ending balance: collectively evaluated for impairment	$332	$1,559	$1,568	$375	$60	$29	$30	$3,953
Loans:
Ending balance	$52,354	$227,305	$239,915	$37,427	$10,187	$2,050	$—	$569,238
Ending balance individually evaluated for impairment	$315	$8,315	$1,904	$858	$34	$—	$—	$11,426
Ending balance collectively evaluated for impairment	$52,039	$218,990	$238,011	$36,569	$10,153	$2,050	$—	$557,812

Impaired loans by class as of and for the periods ended June 30, 2018 and December 31, 2017 were as follows:

	As of and for the Six Months Ended
	June 30, 2018
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$604	$384	$—	$601	$13
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	430	383	—	426	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	347	298	—	347	14
Consumer:
Installment	1	1	—	2	—
Residential:
Equity lines	234	48	—	48	—
Single family	3,031	2,814	—	2,913	56
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,647	$3,928	$—	$4,337	$83
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	797	799	57	804	18
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	217	41	41	41	—
Single family	1,255	1,202	121	1,246	28
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$2,269	$2,042	$219	$2,091	$46
Total:
Commercial	$604	$384	$—	$601	$13
Commercial Real Estate	1,227	1,182	57	1,230	18
Construction and Farmland	347	298	—	347	14
Consumer	1	1	—	2	—
Residential	4,737	4,105	162	4,248	84
Other	—	—	—	—	—
Total	$6,916	$5,970	$219	$6,428	$129
(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $16 thousand at June 30, 2018.

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

The average recorded investment for impaired loans for the three months ended June 30, 2018 was $6.4 million. The interest income recognized on impaired loans for the three months ended June 30, 2018 was $62 thousand.
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

Credit quality information by class at June 30, 2018 and December 31, 2017 was as follows:

	As of
	June 30, 2018
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$35,631	$2,202	$1,889	$153	$—	$—	$39,875
Commercial Real Estate:
Owner Occupied	119,469	8,795	7,132	—	—	—	135,396
Non-owner occupied	94,906	10,454	3,114	383	—	—	108,857
Construction and Farmland:
Residential	6,277	1,324	—	—	—	—	7,601
Commercial	21,020	29,951	—	298	—	—	51,269
Residential:
Equity Lines	30,888	149	—	—	89	—	31,126
Single family	177,376	8,716	2,011	2,202	150	—	190,455
Multifamily	3,607	493	—	—	—	—	4,100
All other loans	9,099	20	—	—	—	—	9,119
Total	$498,273	$62,104	$14,146	$3,036	$239	$—	$577,798

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$9,467	$17

	As of
	December 31, 2017
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$33,279	$1,788	$1,748	$612	$—	$—	$37,427
Commercial Real Estate:
Owner Occupied	112,649	10,893	3,146	330	—	—	127,018
Non-owner occupied	82,050	17,992	12,088	767	—	—	112,897
Construction and Farm land:
Residential	2,614	600	—	—	—	—	3,214
Commercial	30,093	17,069	1,663	315	—	—	49,140
Residential:
Equity Lines	32,495	299	—	—	44	—	32,838
Single family	177,829	5,869	155	6,327	192	—	190,372
Multifamily	3,588	—	507	—	—	—	4,095
All other loans	2,050	—	—	—	—	—	2,050
Total	$476,647	$54,510	$19,307	$8,351	$236	$—	$559,051

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$10,168	$19

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

There were twenty (20) troubled debt restructured loans totaling $4.3 million at June 30, 2018. At December 31, 2017, there were twenty-one (21) troubled debt restructured loans totaling $4.4 million. Two loans, totaling $125 thousand, were in nonaccrual status at June 30, 2018. One loan, totaling $44 thousand, was in nonaccrual status at December 31, 2017. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2018 or December 31, 2017.

The following table and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and six months ended June 30, 2018:

		Three Months Ended
		June 30, 2018
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	1	$86	$86
	1	$86	$86

		Six Months Ended
		June 30, 2018
		(dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	1	$86	$86
Total	1	$86	$86
During the three and six months ended June 30, 2018, the Company restructured one loan by granting a concession to the borrower experiencing financial difficulty by extending the maturity date.
During the three and six months ended June 30, 2017, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.
There were no payment defaults during the three and six months ended June 30, 2018 on TDRs that were restructured within the preceding twelve month period.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated period were:

	Three Months Ended
	June 30, 2017
	(in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$236
Total	1	$236

	Six Months Ended
	June 30, 2017
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$236
Total	1	$236
A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Noninterest bearing demand deposits	$246,141	$234,990
Savings and interest bearing demand deposits:
NOW accounts	$92,239	$91,288
Money market accounts	132,814	129,497
Regular savings accounts	103,510	102,163
	$328,563	$322,948
Time deposits:
Balances of less than $250,000	$63,396	$62,681
Balances of $250,000 and more	44,007	42,795
	$107,403	$105,476
	$682,107	$663,414

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

Net periodic benefit costs of the postretirement benefit plan for the three months ended June 30, 2018 and 2017 were (1) thousand. Net periodic benefit costs of the postretirement benefit plan for the six months ended June 30, 2018 and 2017 were $(2) thousand.
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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

		Fair Value Measurements at
		June 30, 2018
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$18,712	$—	$18,712	$—
Mortgage-backed securities	73,243	—	73,243	—
Obligations of states and political subdivisions	46,370	—	46,370	—
Total assets at fair value	$138,325	$—	$138,325	$—

		Fair Value Measurements at
		December 31, 2017
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$21,520	$—	$21,520	$—
Mortgage-backed securities	61,244	—	61,244	—
Obligations of states and political subdivisions	49,802	—	49,259	543
Total assets at fair value	$132,566	$—	$132,023	$543

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017.

	Level 3 Recurring Fair Value Measurements
	As of and For the Three Months Ended		As of and For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)		(in thousands)
Beginning balance	$543	$587	$543	$614
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(543)	(8)	(543)	(35)
Total assets at fair value	$—	$579	$—	$579

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

	Quantitative information about Level 3 Fair Value Measurements for
	June 30, 2018
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

	December 31, 2017
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Impaired loans	Discounted appraised value	Selling cost	6% - 12%	7%
Impaired loans	Present value of cash flows	Discount rate	4% - 10%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

		Fair Value at
		June 30, 2018
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,816	$—	$—	$1,816
Nonfinancial Assets:
Other real estate owned	3,020	—	—	3,020
		Fair Value at
		December 31, 2017
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,248	$—	$—	$2,248
Nonfinancial Assets:
Other real estate owned	106	—	—	106

With the adoption of ASU 2016-01, the Company is no longer required to disclose the methods and significant assumptions used in estimating the fair value of financial instruments measured at amortized cost on the balance sheet. The amendments in the ASU also require the Company to measure the fair value of financial instruments using the exit price notion consistent with ASC Topic 820, Fair Value Measurement. Prior to adoption on January 1, 2018, the fair value of loans was calculated using an entry price notion. For this reason, June 30, 2018 and December 31, 2017 are not considered to be comparable.

The carrying value and fair value of the Company’s financial instruments at June 30, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at
	June 30, 2018
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)	June 30, 2018
	(in thousands)
Financial Assets:
Cash and short-term investments	$14,911	$14,911	$—	$—	$14,911
Securities	138,325	—	138,325	—	138,325
Restricted Investments	1,166	—	1,166	—	1,166
Loans, net	582,290	—	—	572,041	572,041
Bank owned life insurance	486	—	486	—	486
Accrued interest receivable	2,125	—	2,125	—	2,125

Financial Liabilities:
Deposits	$682,107	$—	$681,205	$—	$681,205
Accrued interest payable	80	—	80	—	80

	Fair Value Measurements at
	December 31, 2017
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
	(in thousands)
Financial assets:
Cash and short-term investments	$35,848	$35,848	$—	$—	$35,848
Securities	132,566	—	132,023	543	132,566
Restricted Investments	1,107	—	1,107	—	1,107
Loans, net	564,406	—	—	559,665	559,665
Bank owned life insurance	486	—	486	—	486
Accrued interest receivable	1,955	—	1,955	—	1,955

Financial liabilities:
Deposits	$663,414	$—	$662,696	$—	$662,696
Accrued interest payable	44	—	44	—	44

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following tables for the periods indicated:

	Three Months Ended
	June 30,
	2018			2017
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
April 1	$(2,327)	$44	$(2,283)	$(134)	$39	$(95)
Other comprehensive (loss) income before reclassifications	(443)	—	(443)	1,750	—	1,750
Reclassifications	—	—	—	(1)	—	(1)
Tax effect of current period changes	93	—	93	(595)	—	(595)
Current period changes net of taxes	(350)	—	(350)	1,154	—	1,154
June 30	$(2,677)	$44	$(2,633)	$1,020	$39	$1,059

	Six Months Ended
	June 30,
	2018			2017
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$266	$44	$310	$(63)	$39	$(24)
Other comprehensive (loss) income before reclassifications	(3,714)	—	(3,714)	1,692	—	1,692
Reclassifications	(11)	—	(11)	(51)	—	(51)
Tax effect of current period changes	782	—	782	(558)	—	(558)
Current period changes net of taxes	(2,943)	—	(2,943)	1,083	—	1,083
June 30	$(2,677)	$44	$(2,633)	$1,020	$39	$1,059

For the three and six months ended June 30, 2018, zero and $11 thousand, respectively, was reclassified out of accumulated other comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassification was zero and $2 thousand for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, $1 thousand and $51 thousand, respectively, was reclassified out of accumulated other comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassification was zero and $17 thousand for the three and six months ended June 30, 2017, respectively. The tax related to reclassifications in both periods is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the six months ended June 30, 2018 and 2017 and the year ended December 31, 2017:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2018	2017	2017
	(in thousands)
Balance, beginning	$106	$370	$370
Transfers from loans	2,799	53	53
Gain on foreclosure	397	—	—
Sales	—	(317)	(317)
Valuation adjustments	(282)	—	—
Balance, ending	$3,020	$106	$106

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2018 and December 31, 2017 were as follows:

	As of
	June 30, 2018	December 31, 2017
	(in thousands)
Construction and Farmland	$106	$106
Residential Real Estate	3,196	—
Commercial Real Estate	—	—
Subtotal	$3,302	$106
Less valuation allowance	282	—
Total	$3,020	$106

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at June 30, 2018. There was one consumer mortgage loan totaling $4.1 million collateralized by residential real estate in the process of foreclosure at December 31, 2017.

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

At June 30, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $3.4 million and $2.5 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $1.9 million at June 30, 2018 and December 31, 2017. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2020, in accordance with the terms of the individual agreements.

During the three months ended June 30, 2018 and 2017, the Company recognized amortization expense of $43 thousand. During the six months ended June 30, 2018 and 2017, the Company recognized amortization expense of $86 thousand. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2018 are $299 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended June 30, 2018 and 2017, were $75 thousand and $58 thousand, respectively. Total tax credits and other tax benefits recognized during the six months ended June 30, 2018 and 2017, were $150 thousand and $116 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company has been gathering the lease agreement data and has begun to analyze the monetary impact to the consolidated financial statements. At June 30, 2018, the Company had only one lease.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet monthly to address the compliance requirements. Historic loan data is currently being gathered and reviewed for completeness and accuracy. In addition, the committee has selected a third-party that will assist in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard well in advance of the required implementation date.

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
In June 2018, the FASB issued ASU 2018-07, “Compensation- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The amendments expand the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services and supersedes Subtopic 505-50. As a result, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At June 30, 2018, the Company had total assets of $775.2 million, net loans of $582.3 million, total deposits of $682.1 million, and shareholders’ equity of $84.8 million. The Company’s net income was $5.1 million for the six months ended June 30, 2018.

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

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2018 was $5.1 million, an increase of $1.0 million or 24.35% as compared to net income for the six months ended June 30, 2017 of $4.1 million. Earnings per share, basic and diluted, were $1.46 and $1.17 for the six months ended June 30, 2018 and 2017, respectively. Net income during the second quarter of 2018 was $2.5 million, an increase of $494 thousand or 24.37% as compared to net income during the second quarter of 2017 of $2.0 million. Earnings per share, basic and diluted were $0.73 and $0.58 for the second quarter of 2018 and the second quarter of 2017, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2018 and 2017 was 1.34% and 1.18%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2018 and 2017 was 12.25% and 10.17%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $14.5 million and $13.1 million for the six months ended June 30, 2018 and 2017, respectively, which represents an increase of $1.4 million or 10.31%. Net interest income was $7.4 million and $6.8 million for the three months ended June 30, 2018 and 2017, respectively, which represents an increase of $666 thousand or 9.86%. The increase in net interest income was driven by an increase in the the loan portfolio as well as the rising interest rate environment. Average interest earning assets increased $62.8 million when comparing the six months ended June 30, 2017 to the six months ended June 30, 2018 while the average yield on earning assets increased by 12 basis points over that same period.

Total interest income was $15.5 million and $13.6 million for the six months ended June 30, 2018 and 2017, respectively, which represents an increase of $1.9 million or 13.99%. Total interest income was $8.0 million and $7.0 million for the three months ended June 30, 2018 and 2017, respectively, which represents an increase of $1.0 million or 14.13%. Total interest expense was $999 thousand and $452 thousand for the six months ended June 30, 2018 and 2017, respectively, which represents an increase of $547 thousand or 121.02%. Total interest expense was $573 thousand and $249 thousand for the three months ended June 30, 2018 and 2017, respectively, which represents an increase of $324 thousand or 130.12%. The increase in interest expense for the quarter-to-date and year-to-date periods are attributable to the increase in deposit rates in combination with an increase in interest-bearing deposit balances, responding to recent Federal Reserve Bank interest rate increases.

The net interest margin was 4.10% and 4.12% for the six months ended June 30, 2018 and 2017, respectively. The net interest margin was 4.17% and 4.15% for the three months ended June 30, 2018 and 2017, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% and 34% for 2018 and 2017, respectively.

Net interest income and net interest margin may experience some decline in the face of rising rates as interest bearing liabilities are repriced or replaced more rapidly than interest earning assets.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	June 30, 2018			June 30, 2017
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$97,433	$685	2.81%	$93,425	$610	2.62%
Tax-Exempt (1)	38,678	339	3.51%	39,438	409	4.15%
Total Securities	$136,111	$1,024	3.01%	$132,863	$1,019	3.07%
Loans:
Taxable	569,442	6,885	4.85%	522,636	6,055	4.65%
Non-accrual	3,624	—	—%	5,998	—	—%
Tax-Exempt (1)	8,378	146	6.99%	6,151	80	5.25%
Total Loans	$581,444	$7,031	4.85%	$534,785	$6,135	4.60%
Federal funds sold	83	—	1.78%	59	—	1.28%
Interest-bearing deposits in other banks	9,437	41	1.83%	6,521	16	1.01%
Total earning assets (2)	$723,451	$8,096	4.49%	$668,230	$7,170	4.30%
Allowance for loan losses	(4,651)			(4,543)
Total non-earning assets	50,895			48,764
Total assets	$769,695			$712,451

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$92,079	$73	0.32%	$84,219	$36	0.17%
Money market accounts	130,150	188	0.58%	129,633	66	0.20%
Savings accounts	104,375	40	0.15%	101,506	16	0.06%
Time deposits:
$100,000 and more	69,056	151	0.88%	39,778	43	0.43%
Less than $100,000	36,749	111	1.21%	46,947	57	0.49%
Total interest-bearing deposits	$432,409	$563	0.52%	$402,083	$218	0.22%
Federal funds purchased	1,645	10	2.39%	3,260	13	1.64%
Federal Home Loan Bank advances	—	—	—%	7,033	18
Total interest-bearing liabilities	$434,054	$573	0.53%	$412,376	$249	0.24%
Noninterest-bearing liabilities:
Demand deposits	243,898			210,010
Other Liabilities	8,253			8,453
Total liabilities	$686,205			$630,839
Shareholders’ equity	83,490			81,612
Total liabilities and shareholders’ equity	$769,695			$712,451
Net interest income		$7,523			$6,921
Net interest spread			3.96%			4.06%
Interest expense as a percent of average earning assets			0.32%			0.15%
Net interest margin			4.17%			4.15%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	June 30, 2018			June 30, 2017
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$94,120	$1,301	2.79%	$90,768	$1,165	2.59%
Tax-Exempt (1)	38,991	671	3.47%	38,209	794	4.19%
Total Securities	$133,111	$1,972	2.99%	$128,977	$1,959	3.06%
Loans:
Taxable	565,181	13,353	4.76%	514,134	11,738	4.60%
Non-accrual	2,526	—	—%	6,273	—	—%
Tax-Exempt (1)	10,751	238	4.47%	6,190	161	5.23%
Total Loans	$578,458	$13,591	4.74%	$526,597	$11,899	4.56%
Federal funds sold	151	2	2.06%	72	—	1.27%
Interest-bearing deposits in other banks	11,464	95	1.67%	8,467	37	0.88%
Total earning assets (2)	$720,658	$15,660	4.38%	$657,840	$13,895	4.26%
Allowance for loan losses	(4,551)			(4,677)
Total non-earning assets	48,352			48,875
Total assets	$764,459			$702,038

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$90,144	$131	0.29%	$83,976	$68	0.16%
Money market accounts	131,049	324	0.50%	129,731	122	0.19%
Savings accounts	103,993	65	0.13%	99,800	30	0.06%
Time deposits:
$100,000 and more	68,649	274	0.80%	46,331	108	0.47%
Less than $100,000	36,856	195	1.06%	40,264	93	0.47%
Total interest-bearing deposits	$430,691	$989	0.46%	$400,102	$421	0.21%
Federal funds purchased	843	10	2.39%	1,660	13	1.64%
Federal Home Loan Bank advances	—	—	—%	3,536	18	1.00%
Total interest-bearing liabilities	$431,534	$999	0.47%	$405,298	$452	0.22%
Noninterest-bearing liabilities:
Demand deposits	240,699			207,824
Other Liabilities	8,913			8,229
Total liabilities	$681,146			$621,351
Shareholders’ equity	83,313			80,687
Total liabilities and shareholders’ equity	$764,459			$702,038
Net interest income		$14,661			$13,443
Net interest spread			3.91%			4.04%
Interest expense as a percent of average earning assets			0.28%			0.14%
Net interest margin			4.10%			4.12%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$7,000	$6,108	$13,541	$11,844
Interest Income - Securities and Other Interest-Earnings Assets	994	896	1,928	1,726
Interest Expense - Deposits	563	218	989	421
Interest Expense - Other Borrowings	10	31	10	31
Total Net Interest Income	$7,421	$6,755	$14,470	$13,118
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$31	$27	$50	$55
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	71	139	141	270
Total Tax Benefit on Tax-Exempt Interest Income	$102	$166	$191	$325
Tax-Equivalent Net Interest Income	$7,523	$6,921	$14,661	$13,443
(1) Tax benefit was calculated using the federal statutory tax rate of 21% and 34% for 2018 and 2017, respectively.

The tax-equivalent yield on earning assets increased from 4.26% to 4.38% for the six months ended June 30, 2017 and 2018, respectively. During that same time, the tax-equivalent yield on securities decreased seven basis points from 3.06% to 2.99%. This decrease is primarily due to the change in corporate tax rate between the two periods. The tax equivalent yield on loans increased 18 basis points from 4.56% for the six months ended June 30, 2017 to 4.74% for the same time period in 2018. During that same time, the yield on interest-bearing deposits in other banks increased 79 basis points from 0.88% to 1.67%. The increase in the tax-equivalent yield on loans was the main driver behind the 12 basis point increase in tax-equivalent yield on earning assets.

The average rate on interest bearing liabilities increased 25 basis points from 0.22% for the six months ended June 30, 2017 to 0.47% for the same time period in 2018. The average rate on interest bearing deposits increased due to the increases in rates paid on deposit accounts.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for (recovery of) loan losses was $108 thousand and $(757) thousand for the six months ended June 30, 2018 and 2017, respectively. The provision for loan losses for the six months ended June 30, 2018 resulted primarily from the growth of the loan portfolio.

Noninterest Income

Total noninterest income for the six months ended June 30, 2018 and 2017 was $3.5 million and $3.3 million, respectively, which represents an increase of $195 thousand or 5.96%. Total noninterest income for the three months ended June 30, 2018 and 2017 was $1.7 million and $1.6 million, respectively, which represents an increase of $67 thousand or 4.19%. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and six months ended June 30, 2018 and 2017, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income from fiduciary activities	$299	$309	$(10)	(3)%	$743	$601	$142	24%
Service charges on deposit accounts	302	295	7	2%	610	594	16	3%
Other service charges and fees	1,048	957	91	10%	2,009	1,910	99	5%
Gain on sale of securities	—	1	(1)	NM	11	51	(40)	NM
Loss on disposal of bank premises and equipment	—	(5)	5	NM	(3)	(11)	8	NM
Other operating income	16	41	(25)	(61)%	96	126	(30)	(24)%
Total noninterest income	$1,665	$1,598	$67	4%	$3,466	$3,271	$195	6%

NM - Not Meaningful

Income from fiduciary activities increased during the six months ended June 30, 2018 when compared to the same period in 2017. The majority of the increase is due to a one-time fee, collected during the first quarter of 2018, related to the settlement of a real estate transaction. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management; accordingly, income also fluctuated due to changes in market value. These fluctuations during the six months ended June 30, 2018 do not necessarily indicate future results.

The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased during the three months ended June 30, 2018 when compared to the same period in 2017. This increase can be primarily attributed to an increase of ATM fee income of $56 thousand. ATM fee income fluctuates mainly due to usage.

Noninterest Expenses

Total noninterest expenses increased $338 thousand or 2.95% from $11.5 million to $11.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2018. Total noninterest expenses increased $419 thousand or 7.29% for the three months ended June 30, 2017 compared to the three months ended June 30, 2018. The following table presents the components of noninterest expense for the three and six months ended June 30, 2018 and 2017, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and employee benefits	$3,406	$3,364	$42	1%	$6,932	$6,714	$218	3%
Occupancy expenses	363	367	(4)	(1)%	734	744	(10)	(1)%
Equipment expenses	234	259	(25)	(10)%	453	498	(45)	(9)%
Advertising and marketing expenses	201	175	26	15%	386	353	33	9%
Stationary and supplies	47	47	—	—%	103	88	15	17%
ATM network fees	246	183	63	34%	452	403	49	12%
Other real estate owned expense	7	10	(3)	NM	137	11	126	NM
Loss (gain) on other real estate owned	282	—	282	NM	(115)	(1)	(114)	NM
FDIC assessment	55	55	—	—%	113	107	6	6%
Computer software expense	112	159	(47)	(30)%	251	355	(104)	(29)%
Bank franchise tax	145	134	11	8%	279	259	20	8%
Professional fees	283	267	16	6%	558	558	—	—%
Data processing fees	118	139	(21)	(15)%	243	256	(13)	(5)%
Other operating expenses	667	588	79	13%	1,270	1,113	157	14%
Total noninterest expenses	$6,166	$5,747	$419	7%	$11,796	$11,458	$338	3%

NM - Not Meaningful

Salaries and employee benefits increased during the three and six months ended June 30, 2018 over 2017. Several items in this line item marginally increased during the period, including salaries, payroll taxes, insurance premiums and deferred compensation expense.

ATM network fees increased during the three and six months ended June 30, 2018 over the same periods in 2017. This is due mainly to changes in activity from customers which can fluctuate between periods.

Other real estate owned expense increased significantly during the six months ended June 30, 2018 over 2017. Loss (gain) on other real estate owned also had a significant variance for the same period. A $397,000 gain was recognized upon the foreclosure of residential real estate collateral during the first quarter of 2018. On February 14, 2018, the Bank took ownership of an approximate 38-acre residential property located in Northern Loudoun County, Virginia. The property has a current appraised value of $3.4 million and after consideration of estimated selling costs, was recorded as other real estate owned of $3.2 million. Subsequent to the first quarter of 2018, a $282 thousand valuation allowance was recorded due to a decrease in the sales price of the property to $3.1 million. Additionally, approximately $130 thousand in other real estate owned expenses were incurred with this foreclosure during the quarter ended March 31, 2018.

Computer software expense decreased during the three and six months ended June 30, 2018 over 2017 mainly due to lower amortization expense and the timing of services incurred.

Other operating expenses increased during the three and six months ended June 30, 2018 over 2017. This increase is primarily due to increases in loan related expenses driven by loan volume.

The efficiency ratio of the Company was 65.74% and 68.70% for the six months ended June 30, 2018 and 2017. The efficiency ratio of the Company was 64.04% and 67.40% for the three months ended June 30, 2018 and 2017, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio. The tax rate utilized is 21% and 34% for 2018 and 2017, respectively. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income. The calculation of the efficiency ratio for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$6,166	$5,747	$11,796	$11,458
Less: Loss (gain) on other real estate owned	282	—	(115)	(1)
Adjusted noninterest expenses	$5,884	$5,747	$11,911	$11,459

Net interest income	7,421	$6,755	$14,470	$13,118

Noninterest income	1,665	1,598	3,466	3,271
Less: Gain on sales of securities	—	1	11	51
Less: (Loss) on the sale and disposal of premises and equipment	—	(5)	(3)	(11)
Less: (Loss) on sale of of repossessed assets	—	(4)	—	(6)
Adjusted noninterest income	$1,665	$1,606	$3,458	$3,237
Tax equivalent adjustment (1)	102	166	191	325
Total net interest income and noninterest income, adjusted	$9,188	$8,527	$18,119	$16,680

Efficiency ratio	64.04%	67.40%	65.74%	68.70%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21% and 34% for 2018 and 2017, respectively.

Income Taxes

Income tax expense was $972 thousand and $1.6 million during the six months ended June 30, 2018 and 2017, respectively. The effective tax rate was 16.11% and 28.46% for the six months ended June 30, 2018 and 2017, respectively. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which reduced the Company's corporate tax rate from 34% to 21%. The effective tax rate is below the statutory rate of 21% and 34% for 2018 and 2017 respectively, due primarily to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Securities

Total securities available for sale were $138.3 million at June 30, 2018, compared to $132.6 million at December 31, 2017. This represents an increase of $5.76 million or 4.34%. The Company purchased $21.9 million in securities during the six months ended June 30, 2018. The Company had total maturities, calls, and principal repayments of $8.7 million. There were $3.5 million in sales during the six months ended June 30, 2018. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2018. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2018 and December 31, 2017. The Company had a net unrealized loss on available for sale securities of $3.4 million at June 30, 2018 as compared to a net unrealized gain of $338 thousand at December 31, 2017. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $586.8 million and $568.8 million at June 30, 2018 and December 31, 2017, respectively. This represents an increase of $18.0 million or 3.17% during the six months ended June 30, 2018. The ratio of gross loans to deposits increased slightly during the six months ended June 30, 2018 from 85.74% at December 31, 2017 to 86.03% at June 30, 2018. Strong loan and deposit growth allowed the ratio of gross loans to deposits to remain relatively stable.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2018 and December 31, 2017.

Residential real estate loans were $225.7 million or 38.46% and $227.3 million or 39.96% of total loans at June 30, 2018 and December 31, 2017, respectively. Commercial real estate loans were $244.3 million or 41.62% and $239.9 million or 42.18% of total loans at June 30, 2018 and December 31, 2017, respectively, representing an increase of $4.34 million or 1.81% during the six months ended June 30, 2018. Construction and land development loans were $58.9 million or 10.03% and $52.4 million or 9.20% of total loans at June 30, 2018 and December 31, 2017, respectively, representing an increase of $6.5 million or 12.45% during the six months ended June 30, 2018. Consumer installment loans were $9.5 million or 1.62% and $10.2 million or 1.79% of total loans at June 30, 2018 and December 31, 2017, respectively. Commercial and industrial loans were $39.9 million or 6.79% and $37.4 million or 6.58% of total loans at June 30, 2018 and December 31, 2017, respectively, representing an increase of $2.45 million or 6.54% during the six months ended June 30, 2018. During the six months ended June 30, 2018, loan growth was mainly concentrated in commercial real estate and construction and land development loans.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2018 and 2017 and the year ended December 31, 2017. Charged-off loans were $168 thousand and $140 thousand for the six months ended June 30, 2018 and 2017, respectively. Recoveries were $197 thousand and $799 thousand for the six months ended June 30, 2018 and 2017, respectively. This resulted in net recoveries of $29 thousand and $659 thousand for the six months ended June 30, 2018 and 2017, respectively. One large recovery of $470 thousand during the first quarter of 2017 contributed to the total net recovery for the six months ended June 30, 2017. The allowance for loan losses as a percentage of loans was 0.78% at June 30, 2018 and December 31, 2017. The allowance for loan losses was 413.83% of nonperforming loans at June 30, 2018 and 69.59% of nonperforming loans at December 31, 2017. Nonperforming loans decreased by $5.2 million during the six months ended June 30, 2018 due mainly to the foreclosure of one large loan that was in nonaccrual status at December 31, 2017. There was no specific reserve on this loan at the time of foreclosure. All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the unpredictability of the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $1.1 million and $6.3 million at June 30, 2018 and December 31, 2017, respectively. Other real estate owned was $3.0 million at June 30, 2018 and $106 thousand at December 31, 2017. The Company held three properties in other real estate owned with an average balance of $1.0 million at June 30, 2018 and held two properties with an average balance of $53 thousand at December 31, 2017. The increase in the other real estate owned balance as well as the average balance is attributable to the foreclosure of one large property currently appraised at $3.4 million and listed for $3.1 million. The percentage of nonperforming assets to loans and other real estate owned was 0.70% at June 30, 2018 and 1.13% at December 31, 2017, respectively. There were no loans past due 90 days or more and still accruing interest at June 30, 2018 or December 31, 2017. The majority of the decrease in nonperforming assets, as mentioned above, was due mainly to the foreclosure of one large loan that was in nonaccrual status at December 31, 2017.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, decreased by $4.8 million during the six months ended June 30, 2018. This decrease is due mainly to the foreclosure of one large loan discussed previously. This loan was past due greater than 90 days at December 31, 2017 and the collateral was subsequently foreclosed on during the first quarter of 2018.

During the six months ended June 30, 2018, the Bank placed one loan totaling $156 thousand on nonaccrual status. This loan is secured by real estate. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2018, the Company had $4.3 million in restructured loans with specific allowances totaling $220 thousand. At December 31, 2017, the Company had $4.4 million in restructured loans with specific allowances totaling $257 thousand. At June 30, 2018 and December 31, 2017, total restructured loans performing under the restructured terms and accruing interest were $4.2 million and $4.4 million, respectively. Two loans, totaling $125 thousand, were in nonaccrual status at June 30, 2018. One loan, totaling $44 thousand, was in nonaccrual status at December 31, 2017.

Deposits

Total deposits were $682.1 million and $663.4 million at June 30, 2018 and December 31, 2017, respectively. This represents an increase of $18.7 million or 2.82% during the six months ended June 30, 2018. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2018 and December 31, 2017.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $11.15 million or 4.75% from $235.0 million at December 31, 2017 to $246.1 million at June 30, 2018. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $5.62 million or 1.74% from $322.9 million at December 31, 2017 to $328.6 million at June 30, 2018. Time deposits increased $1.9 million or 1.83% from $105.5 million at December 31, 2017 to $107.4 million at June 30, 2018. This is comprised of an increase in time deposits of $250,000 and more of $1.2 million or 2.83% and an increase in time deposits of less than $250,000 of $715 thousand or 1.14%. Certificates of deposit also included $211 thousand and $210 thousand in brokered certificates of deposit at June 30, 2018 and December 31, 2017, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2018 was $84.8 million, reflecting a percentage of total assets of 10.94%, as compared to $83.8 million and 10.95% at December 31, 2017. During the six months ended June 30, 2017 and 2018, the Company declared dividends of $0.44 and $0.46 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

The Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at June 30, 2018, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.
For capital adequacy purposes, during 2017 and 2018, financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The Company’s policy requires a Tier 1 common equity risk-based capital ratio of 7.00%, a Tier 1 risk-based capital ratio of at least 8.50%, a total risk-based capital ratio of at least 10.50% and a minimum Tier 1 leverage ratio of 6.50%. These include the 2.5% capital conservation buffer required under the rules to be phased-in over a four-year period and as noted, we apply this buffer internally to the minimums for all of our ratios. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. Beginning on January 1, 2016, the capital conservation buffer requirement began its phase-in in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. The Bank's institution specific capital conservation buffer at June 30, 2018 and December 31, 2017 was 6.57% and 6.86%, respectively.
The Company's Tier 1 common risk-based capital ratio was 14.32% at June 30, 2018 as compared to 14.45% at December 31, 2017. The Company’s Tier 1 risk-based capital ratio was 14.32% at June 30, 2018 as compared to 14.45% at December 31, 2017. The Company’s total risk-based capital ratio was 15.07% at June 30, 2018 as compared to 15.22% at December 31, 2017. The Company’s Tier 1 capital to average total assets ratio was 11.31% at June 30, 2018 as compared to 11.21% at December 31, 2017. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2018, liquid assets totaled $254.9 million as compared to $270.1 million at December 31, 2017. These amounts represent 36.92% and 39.61% of total liabilities at June 30, 2018 and December 31, 2017, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchases of its common stock during the second quarter of 2018 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 20, 2018. The Program has an expiration date of June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

April 1 - April 30, 2018	—	$—	—	106,115
May 1 - May 31, 2018	—	—	—	106,115
June 1 - June 30, 2018	—	—	—	106,115
	—	$—	—	106,115

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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August, 2018.
Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Vice President, Chief Financial Officer