Form 10-Q
period 2018-09-30
EAGLE FINANCIAL SERVICES INC
filed 2018-11-08
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 1, 2018 was 3,473,833.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$9,397	$10,578
Interest-bearing deposits with other institutions	3,780	22,094
Federal funds sold	—	3,176
Total cash and cash equivalents	13,177	35,848
Securities available for sale, at fair value	140,400	132,566
Restricted investments	1,166	1,107
Loans	598,467	568,817
Allowance for loan losses	(4,713)	(4,411)
Net Loans	593,754	564,406
Bank premises and equipment, net	19,504	19,579
Other real estate owned, net of allowance	2,033	106
Other assets	16,040	12,139
Total assets	$786,074	$765,751
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$256,738	$234,990
Savings and interest bearing demand deposits	327,612	322,948
Time deposits	108,987	105,476
Total deposits	$693,337	$663,414
Federal funds purchased	1,158	—
Other liabilities	6,749	18,520
Total liabilities	$701,244	$681,934

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2018, 3,473,833 including 22,201 shares of unvested restricted stock; issued and outstanding 2017, 3,449,027 including 14,401 shares of unvested restricted stock	8,629	8,587
Surplus	12,680	12,075
Retained earnings	67,340	62,845
Accumulated other comprehensive (loss) income	(3,819)	310
Total shareholders’ equity	$84,830	$83,817
Total liabilities and shareholders’ equity	$786,074	$765,751
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and Dividend Income
Interest and fees on loans	$7,092	$6,548	$20,633	$18,392
Interest and dividends on securities available for sale:
Taxable interest income	702	563	1,976	1,704
Interest income exempt from federal income taxes	263	257	793	781
Dividends	16	17	43	41
Interest on deposits with other institutions	58	73	153	109
Interest on federal funds sold	—	—	2	1
Total interest and dividend income	$8,131	$7,458	$23,600	$21,028
Interest Expense
Interest on deposits	704	311	$1,693	$732
Interest on federal funds purchased	1	—	11	14
Interest on Federal Home Loan Bank advances	—	40	—	57
Total interest expense	$705	$351	$1,704	$803
Net interest income	$7,426	$7,107	$21,896	$20,225
Provision for (Recovery of) Loan Losses	140	(2)	248	(759)
Net interest income after provision for (recovery of) loan losses	$7,286	$7,109	$21,648	$20,984
Noninterest Income
Income from fiduciary activities	$316	$236	$1,059	$837
Service charges on deposit accounts	302	310	912	904
Other service charges and fees	1,172	1,057	3,181	2,967
Gain on sale of securities	6	26	17	77
Loss on disposal of bank premises and equipment	—	(1)	(3)	(12)
Other operating income (loss)	8	(11)	104	115
Total noninterest income	$1,804	$1,617	$5,270	$4,888
Noninterest Expenses
Salaries and employee benefits	$3,666	$3,513	$10,598	$10,227
Occupancy expenses	374	358	1,108	1,102
Equipment expenses	233	222	686	720
Advertising and marketing expenses	209	190	595	543
Stationery and supplies	42	49	145	137
ATM network fees	192	203	644	606
Other real estate owned expense	24	—	161	11
Loss (gain) on other real estate owned	987	—	872	(1)
FDIC assessment	56	56	169	163
Computer software expense	114	150	365	505
Bank franchise tax	152	137	431	396
Professional fees	260	212	818	770
Data processing fees	270	166	513	422
Other operating expenses	731	653	2,001	1,766
Total noninterest expenses	$7,310	$5,909	$19,106	$17,367
Income before income taxes	$1,780	$2,817	$7,812	$8,505
Income Tax Expense (Benefit)	(80)	810	892	2,429
Net income	$1,860	$2,007	$6,920	$6,076
Earnings Per Share
Net income per common share, basic	$0.54	$0.58	$2.00	$1.75
Net income per common share, diluted	$0.54	$0.58	$2.00	$1.75
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$1,860	$2,007	$6,920	$6,076
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($315) and ($124) for the three months ended, respectively and ($1,097) and $434 for the nine months ended, respectively	(1,186)	(240)	(4,129)	843
Total other comprehensive (loss) income	(1,186)	(240)	(4,129)	843
Total comprehensive income	$674	$1,767	$2,791	$6,919
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$8,633	$12,642	$58,165	$(24)	$79,416
Net income			6,076		6,076
Other comprehensive income				843	843
Vesting of restricted stock awards, stock incentive plan (9,493 shares)	24	(24)			—
Stock-based compensation expense		277			277
Issuance of common stock, dividend investment plan (11,157 shares)	28	294			322
Issuance of common stock, employee benefit plan (5,145 shares)	13	131			144
Repurchase and retirement of common stock (42,108 shares)	(105)	(1,127)			(1,232)
Dividends declared ($0.66 per share)			(2,295)		(2,295)
Balance, September 30, 2017	$8,593	$12,193	$61,946	$819	$83,551

Balance, December 31, 2017	$8,587	$12,075	$62,845	$310	83,817
Net income			6,920		6,920
Other comprehensive (loss)				(4,129)	(4,129)
Vesting of restricted stock awards, stock incentive plan (9,109 shares)	23	(23)			—
Stock-based compensation expense		372			372
Issuance of common stock, dividend investment plan (10,137 shares)	25	306			331
Issuance of common stock, employee benefit plan (4,413 shares)	11	147			158
Repurchase and retirement of common stock (6,653 shares)	(17)	(197)			(214)
Dividends declared ($0.70 per share)			(2,425)		(2,425)
Balance, September 30, 2018	$8,629	$12,680	$67,340	$(3,819)	$84,830
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$6,920	$6,076
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	698	713
Amortization of intangible and other assets	143	154
Provision for (recovery of) loan losses	248	(759)
Loss (gain) on other real estate owned	872	(1)
Loss on the sale and disposal of premises and equipment	3	12
Loss on the sale of repossessed assets	—	6
(Gain) on the sale of securities	(17)	(77)
Stock-based compensation expense	372	277
Premium amortization on securities, net	400	392
Changes in assets and liabilities:
(Increase) in other assets	(2,944)	(3,611)
(Decrease) in other liabilities	(11,770)	(7,087)
Net cash (used in) operating activities	$(5,075)	$(3,905)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$12,901	$8,439
Proceeds from the sale of securities available for sale	5,374	10,554
Purchases of securities available for sale	(31,718)	(23,347)
Proceeds from the sale of restricted investments	—	850
Purchases of restricted investments	(59)	(889)
Purchases of bank premises and equipment	(626)	(296)
Proceeds from the sale of other real estate owned	—	318
Proceeds from the sale of repossessed assets	—	3
Net (increase) in loans	(32,399)	(34,577)
Net cash (used in) investing activities	$(46,527)	$(38,945)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$26,412	$23,157
Net increase in time deposits	3,511	18,211
Net increase in federal funds purchased	1,158	—
Issuance of common stock, employee benefit plan	158	144
Repurchase and retirement of common stock	(214)	(1,232)
Cash dividends paid	(2,094)	(1,974)
Net cash provided by financing activities	$28,931	$38,306

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
(continued)

	Nine Months Ended
	September 30,
	2018	2017
(Decrease) in cash and cash equivalents	$(22,671)	$(4,544)
Cash and Cash Equivalents
Beginning	35,848	35,281
Ending	$13,177	$30,737
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,649	$798
Income taxes	$1,791	$1,784
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(5,226)	$1,277
Other real estate and repossessed assets acquired in settlement of loans	$2,803	$57
Issuance of common stock, dividend investment plan	$331	$322
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2018
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

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2018 and December 31, 2017, the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

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

The Company periodically grants Restricted Stock to its directors, executive officers and certain non-executive officers. Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of September 30, 2018, there was $219 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents Restricted Stock activity for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2018 and 2017. During 2018 and 2017, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	3,474,246	3,469,372	3,467,201	3,473,872

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2018 and December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,184	$9	$(868)	$21,325
Mortgage-backed securities	76,110	—	(3,161)	72,949
Obligations of states and political subdivisions	46,994	227	(1,095)	46,126
	$145,288	$236	$(5,124)	$140,400
	December 31, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,565	$213	$(258)	$21,520
Mortgage-backed securities	61,464	126	(346)	61,244
Obligations of states and political subdivisions	49,199	789	(186)	49,802
	$132,228	$1,128	$(790)	$132,566

During the nine months ended September 30, 2018, the Company received proceeds of $5.4 million on sales of available for sale securities for gross gains of $62 thousand and gross losses of $45 thousand. During the nine months ended September 30, 2017, the Company sold $10.6 million of available for sale securities for gross gains of $94 thousand. There were $17 thousand in gross losses on the sale of available for sale securities during the nine months ended September 30, 2017.
The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2018 and December 31, 2017 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$4,682	$185	$10,616	$683	$15,298	$868
Mortgage-backed securities	48,710	1,839	22,195	1,322	70,905	3,161
Obligations of states and political subdivisions	21,233	667	6,127	428	27,360	1,095
	$74,625	$2,691	$38,938	$2,433	$113,563	$5,124
	December 31, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$4,455	$58	$7,810	$200	$12,265	$258
Mortgage-backed securities	11,885	59	17,931	287	29,816	346
Obligations of states and political subdivisions	4,071	27	4,692	159	8,763	186
	$20,411	$144	$30,433	$646	$50,844	$790

Gross unrealized losses on available for sale securities included one hundred twenty-seven (127) and fifty-four (54) debt securities at September 30, 2018 and December 31, 2017, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2018 and December 31, 2017 was changes in market interest rates and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements.

Securities having a carrying value of $2.8 million at September 30, 2018 were pledged for various purposes required by law.

The composition of restricted investments at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	682	623
Community Bankers’ Bank Stock	140	140
	$1,166	$1,107

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at September 30, 2018 and December 31, 2017 was as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$56,168	$43,786
Secured by farmland	6,394	8,568
Secured by 1-4 family residential properties	221,848	223,210
Multifamily	7,482	4,095
Commercial	252,539	239,915
Commercial and industrial loans	36,549	37,427
Consumer installment loans	9,367	10,187
All other loans	8,552	2,050
Total loans	$598,899	$569,238
Net deferred loan fees	(432)	(421)
Allowance for loan losses	(4,713)	(4,411)
Net Loans	$593,754	$564,406

Changes in the allowance for loan losses for the nine months ended September 30, 2018 and 2017 and the year ended December 31, 2017 were as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2018	2017	2017
		(in thousands)
Balance, beginning	$4,411	$4,505	$4,505
Provision for (recovery of) loan losses	248	(625)	(759)
Recoveries added to the allowance	240	901	908
Loan losses charged to the allowance	(186)	(370)	(210)
Balance, ending	$4,713	$4,411	$4,444

Nonaccrual and past due loans by class at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$17	$—	$—	$17	$36,532	$36,549	$—	$135
Commercial Real Estate:
Owner Occupied	—	91	—	91	131,569	131,660	—	—
Non-owner occupied	—	—	—	—	120,879	120,879	—	373
Construction and Farmland:
Residential	—	—	—	—	8,482	8,482	—	—
Commercial	283	—	—	283	53,797	54,080	—	—
Consumer:
Installment	4	3	—	7	9,360	9,367	—	1
Residential:
Equity Lines	—	—	—	—	32,981	32,981	—	99
Single family	1,904	129	220	2,253	186,614	188,867	—	537
Multifamily	—	—	—	—	7,482	7,482	—	—
All Other Loans	—	—	—	—	8,552	8,552	—	—
Total	$2,208	$223	$220	$2,651	$596,248	$598,899	$—	$1,145

	December 31, 2017
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$75	$10	$142	$227	$37,200	$37,427	$—	$594
Commercial Real Estate:
Owner Occupied	—	—	—	—	127,018	127,018	—	—
Non-owner occupied	—	368	—	368	112,529	112,897	—	767
Construction and Farmland:
Residential	—	—	—	—	3,214	3,214	—	—
Commercial	187	—	—	187	48,953	49,140	—	—
Consumer:
Installment	17	—	2	19	10,168	10,187	—	13
Residential:
Equity Lines	18	—	—	18	32,820	32,838	—	44
Single family	829	572	4,060	5,461	184,911	190,372	—	4,921
Multifamily	—	—	—	—	4,095	4,095	—	—
All Other Loans	—	—	—	—	2,050	2,050	—	—
Total	$1,126	$950	$4,204	$6,280	$562,958	$569,238	$—	$6,339

Allowance for loan losses by segment at September 30, 2018 and December 31, 2017 were as follows:

	As of and for the Nine Months Ended
	September 30, 2018
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Charge-Offs	—	(3)	—	(122)	(28)	(33)	—	(186)
Recoveries	28	24	75	85	16	12	—	240
(Recovery of) provision for loan losses	256	51	77	(213)	5	102	(30)	248
Ending balance	$616	$1,826	$1,779	$320	$62	$110	$—	$4,713
Ending balance: Individually evaluated for impairment	$—	$158	$55	$—	$—	$—	$—	$213
Ending balance: collectively evaluated for impairment	$616	$1,668	$1,724	$320	$62	$110	$—	$4,500
Loans:
Ending balance	$62,562	$229,330	$252,539	$36,549	$9,367	$8,552	$—	$598,899
Ending balance individually evaluated for impairment	$290	$4,425	$1,266	$379	$1	$—	$—	$6,361
Ending balance collectively evaluated for impairment	$62,272	$224,905	$251,273	$36,170	$9,366	$8,552	$—	$592,538

	As of and for the Twelve Months Ended
	December 31, 2017
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Charge-Offs	(19)	(55)	(1)	(187)	(59)	(49)	—	(370)
Recoveries	535	212	65	44	40	5	—	901
(Recovery of) provision for loan losses	(634)	(395)	41	478	19	51	(185)	(625)
Ending balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Ending balance: Individually evaluated for impairment	$—	$195	$59	$195	$9	$—	$—	$458
Ending balance: collectively evaluated for impairment	$332	$1,559	$1,568	$375	$60	$29	$30	$3,953
Loans:
Ending balance	$52,354	$227,305	$239,915	$37,427	$10,187	$2,050	$—	$569,238
Ending balance individually evaluated for impairment	$315	$8,315	$1,904	$858	$34	$—	$—	$11,426
Ending balance collectively evaluated for impairment	$52,039	$218,990	$238,011	$36,569	$10,153	$2,050	$—	$557,812

Beginning with the quarter ended September 30, 2018, the Company changed its allowance methodology for the look-back period used in calculating the loss history portion of the general reserves assigned to unimpaired credits. During this quarter, management determined it necessary to extend the loss history period utilized in the calculation from five years to seven years in light of current trends for growth and asset quality, as well as the ongoing economic cycle and the Bank's overall lending environment. The Company believes that the expanded loss history is more indicative of the losses and risks inherent in the portfolio.

The following table represents the effect on the loan loss provision for the nine months ended September 30, 2018 as a result of the change in allowance methodology from that used in prior periods.

(in thousands)	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
Portfolio Segment:
Construction and Farmland	$256	$47	$209
Residential Real Estate	51	(121)	172
Commercial Real Estate	77	(64)	141
Commercial	(213)	(279)	66
Consumer	5	(1)	6
All Other Loans	102	92	10
Total, excluding unallocated	$278	$(326)	$604

Impaired loans by class as of and for the periods ended September 30, 2018 and December 31, 2017 were as follows:

	As of and for the Nine Months Ended
	September 30, 2018
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$594	$380	$—	$432	$20
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	526	474	—	479	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	340	290	—	301	21
Consumer:
Installment	1	1	—	1	—
Residential:
Equity lines	251	59	—	60	—
Single family	3,081	2,856	—	2,912	87
Multifamily	287	288	—	290	10
Other Loans	—	—	—	—	—
	$5,080	$4,348	$—	$4,475	$138
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	793	794	55	801	27
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	217	40	40	40	—
Single family	1,248	1,194	118	1,205	41
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$2,258	$2,028	$213	$2,046	$68
Total:
Commercial	$594	$380	$—	$432	$20
Commercial Real Estate	1,319	1,268	55	1,280	27
Construction and Farmland	340	290	—	301	21
Consumer	1	1	—	1	—
Residential	5,084	4,437	158	4,507	138
Other	—	—	—	—	—
Total	$7,338	$6,376	$213	$6,521	$206

(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $15 thousand at September 30, 2018.

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
The average recorded investment for impaired loans for the three months ended September 30, 2018 was $6.4 million. The interest income recognized on impaired loans for the three months ended September 30, 2018 was $68 thousand.
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

Credit quality information by class at September 30, 2018 and December 31, 2017 was as follows:

	As of
	September 30, 2018
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$31,496	$2,646	$2,251	$156	$—	$—	$36,549
Commercial Real Estate:
Owner Occupied	111,853	10,614	9,153	40	—	—	131,660
Non-owner occupied	98,573	16,828	3,363	2,115	—	—	120,879
Construction and Farmland:
Residential	6,339	2,143	—	—	—	—	8,482
Commercial	17,925	22,549	13,248	358	—	—	54,080
Residential:
Equity Lines	32,296	586	—	17	82	—	32,981
Single family	173,083	10,231	3,157	2,249	147	—	188,867
Multifamily	6,709	486	—	287	—	—	7,482
All other loans	8,533	19	—	—	—	—	8,552
Total	$486,807	$66,102	$31,172	$5,222	$229	$—	$589,532

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$9,360	$7

	As of
	December 31, 2017
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$33,279	$1,788	$1,748	$612	$—	$—	$37,427
Commercial Real Estate:
Owner Occupied	112,649	10,893	3,146	330	—	—	127,018
Non-owner occupied	82,050	17,992	12,088	767	—	—	112,897
Construction and Farm land:
Residential	2,614	600	—	—	—	—	3,214
Commercial	30,093	17,069	1,663	315	—	—	49,140
Residential:
Equity Lines	32,495	299	—	—	44	—	32,838
Single family	177,829	5,869	155	6,327	192	—	190,372
Multifamily	3,588	—	507	—	—	—	4,095
All other loans	2,050	—	—	—	—	—	2,050
Total	$476,647	$54,510	$19,307	$8,351	$236	$—	$559,051

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$10,168	$19

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

There were twenty (20) troubled debt restructured loans totaling $4.3 million at September 30, 2018. At December 31, 2017, there were twenty-one (21) troubled debt restructured loans totaling $4.4 million. Two loans, totaling $122 thousand, were in nonaccrual status at September 30, 2018. One loan, totaling $44 thousand, was in nonaccrual status at December 31, 2017. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2018 or December 31, 2017.

The following table and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the nine months ended September 30, 2018:

		Nine Months Ended
		September 30, 2018
		(dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	1	$86	$86
Total	1	$86	$86
During the three months ended September 30, 2018, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.
During the nine months ended September 30, 2018, the Company restructured one loan by granting a concession to the borrower experiencing financial difficulty by extending the maturity date.
During the three and nine months ended September 30, 2017, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.
There were no payment defaults during the three and nine months ended September 30, 2018 and 2017on TDRs that were restructured within the preceding twelve month period.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE  7. Deposits

The composition of deposits at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Noninterest bearing demand deposits	$256,738	$234,990
Savings and interest bearing demand deposits:
NOW accounts	$90,789	$91,288
Money market accounts	131,121	129,497
Regular savings accounts	105,702	102,163
	$327,612	$322,948
Time deposits:
Balances of less than $250,000	$63,862	$62,681
Balances of $250,000 and more	45,125	42,795
	$108,987	$105,476
	$693,337	$663,414

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
Net periodic benefit costs of the postretirement benefit plan for the three months ended September 30, 2018 and 2017 were $(1) thousand. Net periodic benefit costs of the postretirement benefit plan for the nine months ended September 30, 2018 and 2017 were $(4) thousand and $(3) thousand, respectively.
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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

		Fair Value Measurements at
		September 30, 2018
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$21,325	$—	$21,325	$—
Mortgage-backed securities	72,949	—	72,949	—
Obligations of states and political subdivisions	46,126	—	46,126	—
Total assets at fair value	$140,400	$—	$140,400	$—

		Fair Value Measurements at
		December 31, 2017
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$21,520	$—	$21,520	$—
Mortgage-backed securities	61,244	—	61,244	—
Obligations of states and political subdivisions	49,802	—	49,259	543
Total assets at fair value	$132,566	$—	$132,023	$543

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017.

	Level 3 Recurring Fair Value Measurements
	As of and For the Three Months Ended		As of and for the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)		(in thousands)
Beginning balance	$—	$579	$543	$614
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(28)	(543)	(63)
Total assets at fair value	$—	$551	$—	$551

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

	Quantitative information about Level 3 Fair Value Measurements for
	September 30, 2018
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

		Fair Value at
		September 30, 2018
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,809	$—	$—	$1,809
Nonfinancial Assets:
Other real estate owned	2,033	—	—	2,033
		Fair Value at
		December 31, 2017
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,248	$—	$—	$2,248
Nonfinancial Assets:
Other real estate owned	106	—	—	106

With the adoption of ASU 2016-01, the Company is no longer required to disclose the methods and significant assumptions used in estimating the fair value of financial instruments measured at amortized cost on the balance sheet. The amendments in the ASU also require the Company to measure the fair value of financial instruments using the exit price notion consistent with ASC Topic 820, Fair Value Measurement. Prior to adoption on January 1, 2018, the fair value of loans was calculated using an entry price notion. For this reason, September 30, 2018 and December 31, 2017 are not considered to be comparable.

The carrying value and fair value of the Company’s financial instruments at September 30, 2018 and December 31, 2017 were as follows:

	Fair Value Measurements at
	September 30, 2018
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)	September 30, 2018
	(in thousands)
Financial Assets:
Cash and short-term investments	$13,177	$13,177	$—	$—	$13,177
Securities	140,400	—	140,400	—	140,400
Restricted Investments	1,166	—	1,166	—	1,166
Loans, net	593,754	—	—	585,263	585,263
Bank owned life insurance	466	—	466	—	466
Accrued interest receivable	2,128	—	2,128	—	2,128

Financial Liabilities:
Deposits	$693,337	$—	$692,410	$—	$692,410
Federal funds purchased	1,158	—	1,158	—	1,158
Accrued interest payable	99	—	99	—	99

	Fair Value Measurements at
	December 31, 2017
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
	(in thousands)
Financial assets:
Cash and short-term investments	$35,848	$35,848	$—	$—	$35,848
Securities	132,566	—	132,023	543	132,566
Restricted Investments	1,107	—	1,107	—	1,107
Loans, net	564,406	—	—	559,665	559,665
Bank owned life insurance	486	—	486	—	486
Accrued interest receivable	1,955	—	1,955	—	1,955

Financial liabilities:
Deposits	$663,414	$—	$662,696	$—	$662,696
Accrued interest payable	44	—	44	—	44

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following tables for the periods indicated:

	Three Months Ended
	September 30,
	2018			2017
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
July 1	$(2,677)	$44	$(2,633)	$1,020	$39	$1,059
Other comprehensive (loss) before reclassifications	(1,495)	—	(1,495)	(338)	—	(338)
Reclassifications	(6)	—	(6)	(26)	—	(26)
Tax effect of current period changes	315	—	315	124	—	124
Current period changes net of taxes	(1,186)	—	(1,186)	(240)	—	(240)
September 30	$(3,863)	$44	$(3,819)	$780	$39	$819

	Nine Months Ended
	September 30,
	2018			2017
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$266	$44	$310	$(63)	$39	$(24)
Other comprehensive (loss) income before reclassifications	(5,209)	—	(5,209)	1,354	—	1,354
Reclassifications	(17)	—	(17)	(77)	—	(77)
Tax effect of current period changes	1,097	—	1,097	(434)	—	(434)
Current period changes net of taxes	(4,129)	—	(4,129)	843	—	843
September 30	$(3,863)	$44	$(3,819)	$780	$39	$819

For the three and nine months ended September 30, 2018, $6 thousand and $17 thousand, respectively, was reclassified out of accumulated other comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $1 thousand and $4 thousand for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, $26 thousand and $77 thousand, respectively, was reclassified out of accumulated other comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassification was $9 thousand and $26 thousand for the three and nine months ended September 30, 2017, respectively. The tax related to reclassifications in both periods is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the nine months ended September 30, 2018 and 2017 and the year ended December 31, 2017:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2018	2017	2017
	(in thousands)
Balance, beginning	$106	$370	$370
Transfers from loans	2,799	53	53
Gain on foreclosure	397	—	—
Sales	—	(317)	(317)
Valuation adjustments	(1,269)	—	—
Balance, ending	$2,033	$106	$106

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2018 and December 31, 2017 were as follows:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Construction and Farmland	$106	$106
Residential Real Estate	3,196	—
Commercial Real Estate	—	—
Subtotal	$3,302	$106
Less valuation allowance	1,269	—
Total	$2,033	$106

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at September 30, 2018. There was one consumer mortgage loan totaling $4.1 million collateralized by residential real estate in the process of foreclosure at December 31, 2017.

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

At September 30, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $3.3 million and $2.5 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $1.9 million at September 30, 2018 and December 31, 2017. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the three months ended September 30, 2018 and 2017, the Company recognized amortization expense of $52 thousand and $43 thousand, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized amortization expense of $138 thousand and $129 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2018 are $289 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended September 30, 2018 and 2017, were $70 thousand and $53 thousand, respectively. Total tax credits and other tax benefits recognized during the nine months ended September 30, 2018 and 2017, were $220 thousand and $169 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements. The Company has been gathering the lease agreement data and has begun to analyze the monetary impact to the consolidated financial statements. At September 30, 2018, the Company had only one lease.

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
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments modify the disclosure requirements in Topic 820 to add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. Certain disclosure requirements in Topic 820 are also removed or modified. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Certain of the amendments are to be applied prospectively while others are to be applied retrospectively. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans.” These amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Certain disclosure requirements have been deleted while the following disclosure requirements have been added: the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments also clarify the disclosure requirements in paragraph 715-20-50-3, which state that the following information for defined benefit pension plans should be disclosed: The projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. The amendments are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 to have a material impact on its consolidated financial statements.
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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At September 30, 2018, the Company had total assets of $786.1 million, net loans of $593.8 million, total deposits of $693.3 million, and shareholders’ equity of $84.8 million. The Company’s net income was $6.9 million for the nine months ended September 30, 2018.

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

Allowance for Loan Losses
The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated. Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or general allowances. Beginning with the quarter ended September 30, 2018, the Company changed its allowance methodology for the look-back period used in calculating the loss history portion of the general reserves assigned to unimpaired credits. During this quarter, management determined it necessary to extend the loss history period utilized in the calculation from five years to seven years in light of current trends for growth and asset quality, as well as the ongoing economic cycle and the Bank's overall lending environment. The Company believes that the expanded loss history is more indicative of the losses and risks inherent in the portfolio. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2017 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2018 was $6.9 million, an increase of $844 thousand or 13.89% as compared to net income for the nine months ended September 30, 2017 of $6.1 million. Earnings per share, basic and diluted, were $2.00 and $1.75 for the nine months ended September 30, 2018 and 2017, respectively. Net income during the third quarter of 2018 was $1.9 million, a decrease of $147 thousand or 7.32% as compared to net income during the third quarter of 2017 of $2.0 million. Earnings per share, basic and diluted were $0.54 and $0.58 for the third quarter of 2018 and the third quarter of 2017, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2018 and 2017 was 1.20% and 1.14%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2018 and 2017 was 11.03% and 9.97%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $21.9 million and $20.2 million for the nine months ended September 30, 2018 and 2017, respectively, which represents an increase of $1.7 million or 8.26%. Net interest income was $7.4 million and $7.1 million for the three months ended September 30, 2018 and 2017, respectively, which represents an increase of $319 thousand or 4.49%. The increase in net interest income was driven by an increase in the the loan portfolio as well as the rising interest rate environment. Average interest earning assets increased $55.2 million when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2018 while the average yield on earning assets increased by 11 basis points over that same period.

Total interest income was $23.6 million and $21.0 million for the nine months ended September 30, 2018 and 2017, respectively, which represents an increase of $2.6 million or 12.23%. Total interest income was $8.1 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively, which represents an increase of $673 thousand or 9.02%. Total interest expense was $1.7 million and $803 thousand for the nine months ended September 30, 2018 and 2017, respectively, which represents an increase of $901 thousand or 112.20%. Total interest expense was $705 thousand and $351 thousand for the three months ended September 30, 2018 and 2017, respectively, which represents an increase of $354 thousand or 100.85%. The increase in interest expense for the quarter-to-date and year-to-date periods are attributable to the increase in deposit rates in combination with an increase in interest-bearing deposit balances, responding to recent Federal Reserve Bank interest rate increases.

The net interest margin was 4.08% and 4.12% for the nine months ended September 30, 2018 and 2017, respectively. The net interest margin was 4.04% and 4.12% for the three months ended September 30, 2018 and 2017, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% and 34% for 2018 and 2017, respectively.

Net interest income and net interest margin may experience some decline in the face of rising rates as interest bearing liabilities are repriced or replaced more rapidly than interest earning assets.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	September 30, 2018			September 30, 2017
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$101,045	$718	2.82%	$91,635	$580	2.51%
Tax-Exempt (1)	38,935	333	3.39%	38,900	390	3.98%
Total Securities	$139,980	$1,051	2.98%	$130,535	$970	2.95%
Loans:
Taxable	575,231	6,981	4.82%	540,001	6,498	4.77%
Non-accrual	1,135	—	—%	5,005	—	—%
Tax-Exempt (1)	12,531	140	4.44%	5,765	76	5.25%
Total Loans	$588,897	$7,121	4.80%	$550,771	$6,574	4.74%
Federal funds sold	173	—	2.01%	151	—	1.22%
Interest-bearing deposits in other banks	11,440	58	2.00%	22,601	73	1.25%
Total earning assets (2)	$739,355	$8,230	4.42%	$699,053	$7,617	4.32%
Allowance for loan losses	(4,629)			(4,451)
Total non-earning assets	48,952			48,584
Total assets	$783,678			$743,186

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$93,694	$85	0.36%	$84,107	$44	0.21%
Money market accounts	133,045	240	0.72%	125,803	83	0.26%
Savings accounts	104,772	46	0.17%	101,590	18	0.07%
Time deposits:
$100,000 and more	71,282	191	1.06%	67,356	104	0.61%
Less than $100,000	36,760	142	1.53%	39,131	62	0.53%
Total interest-bearing deposits	$439,553	$704	0.64%	$417,987	$311	0.30%
Federal funds purchased	122	1	1.61%	—	—	—%
Federal Home Loan Bank advances	—	—	—%	13,261	40	1.19%
Total interest-bearing liabilities	$439,675	$705	0.64%	$431,248	$351	0.32%
Noninterest-bearing liabilities:
Demand deposits	250,068			219,180
Other Liabilities	8,877			9,505
Total liabilities	$698,620			$659,933
Shareholders’ equity	85,058			83,253
Total liabilities and shareholders’ equity	$783,678			$743,186
Net interest income		$7,525			$7,266
Net interest spread			3.78%			4.00%
Interest expense as a percent of average earning assets			0.38%			0.20%
Net interest margin			4.04%			4.12%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	September 30, 2018			September 30, 2017
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$96,453	$2,019	2.80%	$91,060	$1,745	2.56%
Tax-Exempt (1)	38,972	1,004	3.44%	38,442	1,183	4.12%
Total Securities	$135,425	$3,023	2.98%	$129,502	$2,928	3.02%
Loans:
Taxable	568,586	20,334	4.78%	522,850	18,235	4.66%
Non-accrual	2,057	—	—%	5,846	—	—%
Tax-Exempt (1)	11,351	378	4.46%	6,047	238	5.25%
Total Loans	$581,994	$20,712	4.76%	$534,743	$18,473	4.62%
Federal funds sold	158	2	2.05%	141	1	0.87%
Interest-bearing deposits in other banks	11,456	153	1.78%	13,188	109	1.10%
Total earning assets (2)	$726,976	$23,890	4.39%	$671,728	$21,511	4.28%
Allowance for loan losses	(4,578)			(4,599)
Total non-earning assets	48,918			48,748
Total assets	$771,316			$715,877

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$91,341	$217	0.32%	$84,020	$112	0.18%
Money market accounts	131,722	564	0.57%	128,407	205	0.21%
Savings accounts	104,255	111	0.14%	100,403	49	0.07%
Time deposits:
$100,000 and more	69,536	465	0.89%	53,417	211	0.53%
Less than $100,000	36,823	336	1.22%	39,882	155	0.52%
Total interest-bearing deposits	$433,677	$1,693	0.52%	$406,129	$732	0.24%
Federal funds purchased	600	11	2.34%	1,100	14	1.64%
Federal Home Loan Bank advances	—	—	—%	6,813	57	1.12%
Total interest-bearing liabilities	$434,277	$1,704	0.52%	$414,042	$803	0.26%
Noninterest-bearing liabilities:
Demand deposits	243,870			211,682
Other Liabilities	9,307			8,688
Total liabilities	$687,454			$634,412
Shareholders’ equity	83,862			81,465
Total liabilities and shareholders’ equity	$771,316			$715,877
Net interest income		$22,186			$20,708
Net interest spread			3.87%			4.02%
Interest expense as a percent of average earning assets			0.31%			0.16%
Net interest margin			4.08%			4.12%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% and 34% for 2018 and 2017, respectively.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$7,092	$6,548	$20,633	$18,392
Interest Income - Securities and Other Interest-Earnings Assets	1,039	910	2,967	2,636
Interest Expense - Deposits	704	311	1,693	732
Interest Expense - Other Borrowings	1	40	11	71
Total Net Interest Income	$7,426	$7,107	$21,896	$20,225
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$29	$26	$79	$81
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	70	133	211	402
Total Tax Benefit on Tax-Exempt Interest Income	$99	$159	$290	$483
Tax-Equivalent Net Interest Income	$7,525	$7,266	$22,186	$20,708
(1) Tax benefit was calculated using the federal statutory tax rate of 21% and 34% for 2018 and 2017, respectively.

The tax-equivalent yield on earning assets increased from 4.28% to 4.39% for the nine months ended September 30, 2017 and 2018, respectively. During that same time, the tax-equivalent yield on securities decreased four basis points from 3.02% to 2.98%. This decrease is primarily due to the change in corporate tax rate offset in part by market rate increases for taxable securities between the two periods. The tax equivalent yield on loans increased 14 basis points from 4.62% for the nine months ended September 30, 2017 to 4.76% for the same time period in 2018. During that same time, the yield on interest-bearing deposits in other banks increased 68 basis points from 1.10% to 1.78%. The increase in the tax-equivalent yield on loans was the main driver behind the 11 basis point increase in tax-equivalent yield on earning assets.

The average rate on interest bearing liabilities increased 26 basis points from 0.26% for the nine months ended September 30, 2017 to 0.52% for the same time period in 2018. The average rate on interest bearing deposits increased due to the increases in rates paid on deposit accounts driven by market rate increases.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for (recovery of) loan losses was $248 thousand and $(759) thousand for the nine months ended September 30, 2018 and 2017, respectively. The provision for (recovery of) loan losses was $140 thousand and $(2) thousand for the three months ended September 30, 2018 and 2017, respectively. The provision for loan losses for the three and nine months ended September 30, 2018 resulted primarily from the growth of the loan portfolio as well as the expanded loss history that is discussed in further detail in Note 5 to the Consolidated Financial Statements.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2018 and 2017 was $5.3 million and $4.9 million, respectively, which represents an increase of $382 thousand or 7.82%. Total noninterest income for the three months ended September 30, 2018 and 2017 was $1.8 million and $1.6 million, respectively, which represents an increase of $187 thousand or 11.56%. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and nine months ended September 30, 2018 and 2017, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income from fiduciary activities	$316	$236	$80	34%	$1,059	$837	$222	27%
Service charges on deposit accounts	302	310	(8)	(3)%	912	904	8	1%
Other service charges and fees	1,172	1,057	115	11%	3,181	2,967	214	7%
Gain on sale of securities	6	26	(20)	NM	17	77	(60)	NM
Loss on disposal of bank premises and equipment	—	(1)	1	NM	(3)	(12)	9	NM
Other operating income	8	(11)	19	(173)%	104	115	(11)	(10)%
Total noninterest income	$1,804	$1,617	$187	12%	$5,270	$4,888	$382	8%

NM - Not Meaningful

Income from fiduciary activities increased during the three and nine months ended September 30, 2018 when compared to the same periods in 2017. The majority of the increase is due to a one-time fee, collected during the first quarter of 2018, related to the settlement of a real estate transaction. In addition, there were two prior years' annual fees collected during the third quarter of 2018 totaling $71 thousand. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management; accordingly, income also fluctuated due to changes in market value. These fluctuations during the three and nine months ended September 30, 2018 do not necessarily indicate future results.

The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased during the three and nine months ended September 30, 2018 when compared to the same periods in 2017. This increase can be primarily attributed to an increase of ATM fee income of $70 thousand and $148 thousand, respectively. ATM fee income fluctuates mainly due to usage.

Noninterest Expenses

Total noninterest expenses increased $1.7 million or 10.01% from $17.4 million to $19.1 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2018. Total noninterest expenses increased $1.4 million or 23.71% for the three months ended September 30, 2017 compared to the three months ended September 30, 2018. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2018 and 2017, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and employee benefits	$3,666	$3,513	$153	4%	$10,598	$10,227	$371	4%
Occupancy expenses	374	358	16	4%	1,108	1,102	6	1%
Equipment expenses	233	222	11	5%	686	720	(34)	(5)%
Advertising and marketing expenses	209	190	19	10%	595	543	52	10%
Stationary and supplies	42	49	(7)	(14)%	145	137	8	6%
ATM network fees	192	203	(11)	(5)%	644	606	38	6%
Other real estate owned expense	24	—	24	NM	161	11	150	NM
Loss (gain) on other real estate owned	987	—	987	NM	872	(1)	873	NM
FDIC assessment	56	56	—	—%	169	163	6	4%
Computer software expense	114	150	(36)	(24)%	365	505	(140)	(28)%
Bank franchise tax	152	137	15	11%	431	396	35	9%
Professional fees	260	212	48	23%	818	770	48	6%
Data processing fees	270	166	104	63%	513	422	91	22%
Other operating expenses	731	653	78	12%	2,001	1,766	235	13%
Total noninterest expenses	$7,310	$5,909	$1,401	24%	$19,106	$17,367	$1,739	10%

NM - Not Meaningful

Salaries and employee benefits increased during the three and nine months ended September 30, 2018 over 2017. Several items in this line item marginally increased during the period, including salaries, payroll taxes, insurance premiums and deferred compensation expense. These margainal increases were primarily due to annual raises and the addition of new employees.

Advertising and marketing expenses increased during the three and nine months ended September 30, 2018 over 2017 mainly due to increases in radio advertising and charitable contributions. Advertising expenses fluctuate depending on promotions and campaigns being run by the Company.

Other real estate owned expense and loss on other real estate owned increased significantly during the nine months ended September 30, 2018 over 2017. A $397 thousand gain was recognized upon the foreclosure of residential real estate collateral during the first quarter of 2018. On February 14, 2018, the Bank took ownership of an approximate 38-acre residential property located in Northern Loudoun County, Virginia. The property had a current appraised value of $3.4 million and after consideration of estimated selling costs, was recorded as other real estate owned of $3.2 million. In the second quarter of 2018, a $282 thousand valuation allowance was recorded due to a decrease in the sales price of the property to $3.1 million. During the third quarter of 2018, the valuation allowance was increased by $987 thousand when a sales contract price of $2.1 million was ratified. Additionally, approximately $130 thousand in other real estate owned expenses were incurred with this foreclosure during the quarter ended March 31, 2018.

Computer software expense decreased during the three and nine months ended September 30, 2018 over 2017 mainly due to lower amortization expense and the timing of services incurred.

Data processing fees increased during the three and nine months ended September 30, 2018 over 2017. Much of this increase is related to the Company moving its in-house core banking software to a service bureau environment. The Company migrated to a service bureau environment in late June 2018.

Other operating expenses increased during the three and nine months ended September 30, 2018 over 2017. This increase is primarily due to increases in loan related expenses driven by loan volume.

The efficiency ratio of the Company was 66.45% and 68.01% for the nine months ended September 30, 2018 and 2017. The efficiency ratio of the Company was 67.82% and 66.71% for the three months ended September 30, 2018 and 2017, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21% and 34% for 2018 and 2017, respectively. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income. The calculation of the efficiency ratio for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$7,310	$5,909	$19,106	$17,367
Less: Loss (gain) on other real estate owned	987	—	872	(1)
Adjusted noninterest expenses	$6,323	$5,909	$18,234	$17,368

Net interest income	7,426	$7,107	$21,896	$20,225

Noninterest income	1,804	1,617	5,270	4,888
Less: Gain on sales of securities	6	26	17	77
Less: (Loss) on the sale and disposal of premises and equipment	—	(1)	(3)	(12)
Less: (Loss) on sale of of repossessed assets	—	—	—	(6)
Adjusted noninterest income	$1,798	$1,592	$5,256	$4,829
Tax equivalent adjustment (1)	99	159	290	483
Total net interest income and noninterest income, adjusted	$9,323	$8,858	$27,442	$25,537

Efficiency ratio	67.82%	66.71%	66.45%	68.01%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21% and 34% for 2018 and 2017, respectively.

Income Taxes

Income tax expense was $892 thousand and $2.4 million during the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate was 11.42% and 28.56% for the nine months ended September 30, 2018 and 2017, respectively. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which reduced the Company's corporate tax rate from 34% to 21%. The effective tax rate is below the statutory rate of 21% and 34% for 2018 and 2017 respectively, due primarily to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits. During the third quarter of 2018, one of the Company’s rehabilitation tax credit investments was finalized and the total amount of credits to be received was determined and certified.  Collectively, these items resulted in an income tax benefit for the third quarter of 2018 despite reporting pre-tax earnings for the quarter on the Consolidated Statements of Income.

FINANCIAL CONDITION

Securities

Total securities available for sale were $140.4 million at September 30, 2018, compared to $132.6 million at December 31, 2017. This represents an increase of $7.8 million or 5.91%. The Company purchased $31.7 million in securities during the nine months ended September 30, 2018. The Company had total maturities, calls, and principal repayments of $12.9 million. There were $5.4 million in sales during the nine months ended September 30, 2018. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2018. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2018 and December 31, 2017. The Company had a net unrealized loss on available for sale securities of $4.9 million at September 30, 2018 as compared to a net unrealized gain of $338 thousand at December 31, 2017. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $598.5 million and $568.8 million at September 30, 2018 and December 31, 2017, respectively. This represents an increase of $29.7 million or 5.21% during the nine months ended September 30, 2018. The ratio of gross loans to deposits increased slightly during the nine months ended September 30, 2018 from 85.74% at December 31, 2017 to 86.32% at September 30, 2018. Strong loan and deposit growth allowed the ratio of gross loans to deposits to remain relatively stable.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2018 and December 31, 2017.

Residential real estate loans were $229.3 million or 38.32% and $227.3 million or 39.96% of total loans at September 30, 2018 and December 31, 2017, respectively. Commercial real estate loans were $252.5 million or 42.20% and $239.9 million or 42.18% of total loans at September 30, 2018 and December 31, 2017, respectively, representing an increase of $12.6 million or 5.26% during the nine months ended September 30, 2018. Construction and land development loans were $62.6 million or 10.45% and $52.4 million or 9.20% of total loans at September 30, 2018 and December 31, 2017, respectively, representing an increase of $10.2 million or 19.50% during the nine months ended September 30, 2018. Consumer installment loans were $9.4 million or 1.57% and $10.2 million or 1.79% of total loans at September 30, 2018 and December 31, 2017, respectively. Commercial and industrial loans were $36.5 million or 6.11% and $37.4 million or 6.58% of total loans at September 30, 2018 and December 31, 2017, respectively, representing a decrease of $878 thousand or 2.35% during the nine months ended September 30, 2018. During the nine months ended September 30, 2018, loan growth was mainly concentrated in commercial real estate and construction and land development loans.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2018 and 2017 and the year ended December 31, 2017. Charged-off loans were $186 thousand and $210 thousand for the nine months ended September 30, 2018 and 2017, respectively. Recoveries were $240 thousand and $908 thousand for the nine months ended September 30, 2018 and 2017, respectively. This resulted in net recoveries of $54 thousand and $698 thousand for the nine months ended September 30, 2018 and 2017, respectively. One large recovery of $470 thousand during the first quarter of 2017 contributed to the total net recovery for the nine months ended September 30, 2017. The allowance for loan losses as a percentage of loans was 0.79% at September 30, 2018 and 0.78% at December 31, 2017. The allowance for loan losses was 411.62% of nonperforming loans at September 30, 2018 and 69.59% of nonperforming loans at December 31, 2017. Nonperforming loans decreased by $5.2 million during the nine months ended September 30, 2018 due mainly to the foreclosure of one large loan that was in nonaccrual status at December 31, 2017. There was no specific reserve on this loan at the time of foreclosure. All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the unpredictability of the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonaccrual loans were $1.1 million and $6.3 million at September 30, 2018 and December 31, 2017, respectively. Other real estate owned was $2.0 million at September 30, 2018 and $106 thousand at December 31, 2017. The Company held three properties in other real estate owned with an average balance of $678 thousand at September 30, 2018 and held two properties with an average balance of $53 thousand at December 31, 2017. The increase in the other real estate owned balance as well as the average balance is attributable to the foreclosure of one large property currently under contract for $2.1 million. The percentage of nonperforming assets to loans and other real estate owned was 0.53% at September 30, 2018 and 1.13% at December 31, 2017, respectively. There were no loans past due 90 days or more and still accruing interest at September 30, 2018 or December 31, 2017. The majority of the decrease in nonperforming assets, as mentioned above, was due mainly to the foreclosure of one large loan that was in nonaccrual status at December 31, 2017.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, decreased by $3.6 million during the nine months ended September 30, 2018. This decrease is due mainly to the foreclosure of one large loan discussed previously. This loan was past due greater than 90 days at December 31, 2017 and the collateral was subsequently foreclosed on during the first quarter of 2018.

During the nine months ended September 30, 2018, the Bank placed five loans with a balance of $467 thousand at September 30, 2018 on nonaccrual status. These loans are secured by real estate. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2018, the Company had $4.3 million in restructured loans with specific allowances totaling $213 thousand. At December 31, 2017, the Company had $4.4 million in restructured loans with specific allowances totaling $257 thousand. At September 30, 2018 and December 31, 2017, total restructured loans performing under the restructured terms and accruing interest were $4.1 million and $4.4 million, respectively. Two loans, totaling $122 thousand, were in nonaccrual status at September 30, 2018. One loan, totaling $44 thousand, was in nonaccrual status at December 31, 2017.

Deposits

Total deposits were $693.3 million and $663.4 million at September 30, 2018 and December 31, 2017, respectively. This represents an increase of $29.9 million or 4.51% during the nine months ended September 30, 2018. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2018 and December 31, 2017.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $21.75 million or 9.25% from $235.0 million at December 31, 2017 to $256.7 million at September 30, 2018. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $4.7 million or 1.44% from $322.9 million at December 31, 2017 to $327.6 million at September 30, 2018. Time deposits increased $3.5 million or 3.33% from $105.5 million at December 31, 2017 to $109.0 million at September 30, 2018. This is comprised of an increase in time deposits of $250,000 and more of $2.3 million or 5.44% and an increase in time deposits of less than $250,000 of $1.2 million or 1.88%.

Certificates of deposit also included $211 thousand and $210 thousand in brokered certificates of deposit at September 30, 2018 and December 31, 2017, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2018 was $84.8 million, reflecting a percentage of total assets of 10.79%, as compared to $83.8 million and 10.95% at December 31, 2017. During the nine months ended September 30, 2017 and 2018, the Company declared dividends of $0.66 and $0.70 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.
The Basel III rules, effective January 1, 2015, changed the components of regulatory capital and changed the way in which risk ratings are assigned to various categories of bank assets. Also, a new Tier I common risk-based ratio was defined. The new rules resulted in only minor changes to the Company's Tier I and Total risk-based capital, and increased risk-weighted assets due to higher risk weightings for short-term loan commitments and past due and nonaccrual loans. Under the Basel III requirements, at September 30, 2018, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.
For capital adequacy purposes, during 2017 and 2018, financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The Company’s policy requires a Tier 1 common equity risk-based capital ratio of 7.00%, a Tier 1 risk-based capital ratio of at least 8.50%, a total risk-based capital ratio of at least 10.50% and a minimum Tier 1 leverage ratio of 6.50%. These include the 2.5% capital conservation buffer required under the rules to be phased-in over a four-year period and as noted, we apply this buffer internally to the minimums for all of our ratios. When fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. Beginning on January 1, 2016, the capital conservation buffer requirement began its phase-in in at 0.625% of risk-weighted assets, and will increase by the same amount each year until fully implemented at 2.5% on January 1, 2019. The Bank's institution specific capital conservation buffer at September 30, 2018 and December 31, 2017 was 6.66% and 6.86%, respectively.
The Company's Tier 1 common risk-based capital ratio was 14.44% at September 30, 2018 as compared to 14.45% at December 31, 2017. The Company’s Tier 1 risk-based capital ratio was 14.44% at September 30, 2018 as compared to 14.45% at December 31, 2017. The Company’s total risk-based capital ratio was 15.21% at September 30, 2018 as compared to 15.22% at December 31, 2017. The Company’s Tier 1 capital to average total assets ratio was 11.26% at September 30, 2018 as compared to 11.21% at December 31, 2017. The Company monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2018, liquid assets totaled $253.5 million as compared to $270.1 million at December 31, 2017. These amounts represent 36.15% and 39.61% of total liabilities at September 30, 2018 and December 31, 2017, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchases of its common stock during the third quarter of 2018 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 20, 2018. The Program has an expiration date of June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

July 1 - July 31, 2018	1,653	$34.60	1,653	104,462
August 1 - August 31, 2018	—	—	—	104,462
September 1 - September 30, 2018	—	—	—	104,462
	1,653	$34.60	1,653	104,462

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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of November, 2018.
Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Vice President, Chief Financial Officer