Form 10-K
period 2018-12-31
EAGLE FINANCIAL SERVICES INC
filed 2019-03-15
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Stock, Par Value $2.50
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2018 was $96,629,263.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 8, 2019 was 3,459,549.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
The Bank of Clarke County, is a partner in Bankers Title Shenandoah, LLC, which sells title insurance and is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks. Bank of Clarke County is also an investor in State Theatre Owner, LLC which rehabilitated the State Theatre of Culpeper, Virginia, Moore Street Investor, LLC which is rehabilitating two buildings located in Richmond and Virginia Footer Master Tenant, LLC which is rehabilitating one building located in Maryland.
Employees
The Company, including the Bank, had 57 officers, 111 other full-time and 16 part-time employees (or 175 full-time equivalent employees) at December 31, 2018. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.
Securities and Exchange Commission Filings
The Company maintains an internet website at www.bankofclarke.bank. Shareholders of the Company and the public may access, free of charge, the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission (the "SEC"), through the “Investor Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time.

Competition
There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, financial technology firms, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2018 as reported to the FDIC, the Company has 7.43% of the total deposits in its market area. The Company’s market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

Supervision and Regulation
General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. It is also subject to regulation, supervision and examination by the Federal Reserve. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Bank, the investments that it makes and the aggregate amount of loans that it may grant to one borrower.
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
Some of the activities that the Federal Reserve has determined by regulation to be closely related to the business of a banking include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.
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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenues are from dividends paid to the Company by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s current earnings are sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. Refer to Item 5 for additional information on dividend restrictions. During the year ended December 31, 2018, the Bank paid $3.5 million in dividends to the Company. The Company paid cash dividends of $2.8 million to shareholders during 2018.
The FDIC has the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.
Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the FDIC. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") permanently raised the standard maximum deposit insurance amount to $250,000. The FDIC has implemented a risk-based assessment system in which assessment rates for insured institutions with under $10 billion in assets are calculated based on supervisory evaluations and certain other financial measures. The assessment base is an institution’s average consolidated total assets less average tangible equity, and the initial base assessment rates are currently between 3 and 30 basis points depending on the institution's composite rating, and subject to potential adjustment based on certain long-term unsecured debt. The reserve ratio reached 1.35% during the third quarter of 2018. Once the reserve ratio reaches 2.0% or greater, initial base assessment rates will range from 2 to 28 basis points and, once the reserve ratio reaches 2.5% or greater, the initial base assessment rate will range from 1 to 25 basis points.
Capital Requirements. The Federal Reserve and the other federal banking agencies have issued risk-based and leverage capital guidelines applicable to U.S. banking organizations. Those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels because of its financial condition or actual or anticipated growth. Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.
Effective January 1, 2015, the Federal Reserve adopted new capital rules intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.
Under these risk-based capital requirements of the Federal Reserve, the Bank is required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0% . At least 6% of risk-weighted assets is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments. The “Tier 2 capital” consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the general loan loss allowance. A common equity Tier 1 capital ratio of 4.5% of risk-weighted assets also was added with the new rules effective January 1, 2015.
Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for financial holding companies and banking organizations with the highest supervisory rating. All other banking organizations were required to maintain a minimum Tier 1 leverage ratio of 4.0% unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity.

The capital requirements that became effective January 1, 2015 have been phased in over a four-year period. As fully phased in on January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The capital conservation buffer requirement has been phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.
The Federal Reserve’s final rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0%; and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These new thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.
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
As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), on November 21, 2018, the federal banking regulators jointly issued a proposed rule that would permit qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. This proposed rule has not been finalized and, as a result, the content and scope of any final rule, and its impact on the Bank (if any), cannot be determined at this time.
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

Amendment to the Annual Privacy Notice Requirement Under the Gramm-Leach-Bliley Act (Regulation P). In July 2016 the Bureau proposed to update Regulation P to implement a December 2015 statutory amendment to the Gramm-Leach-Bliley Act. The August 10, 2018 rule finalizes that proposal. The rule provides an exception under which financial institutions that meet certain conditions are not required to provide annual privacy notices to customers. To qualify for this exception, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions. In addition, the rule requires that the financial institution must not have changed its policies and practices with regard to disclosing nonpublic personal information from those that the institution disclosed in the most recent privacy notice it sent. As part of its implementation, the Bureau is also amending Regulation P to provide timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for this annual notice exception later changes its policies or practices in such a way that it no longer qualifies for the exception. The Bureau is further removing the Regulation P provision that allows for use of the alternative delivery method for annual privacy notices because the Bureau believes the alternative delivery method will no longer be used in light of the annual notice exception.

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
Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implemented a number of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for reporting companies and their directors and executive officers; and (v) civil and criminal penalties for violations of the securities laws. Because the Company’s common stock is registered with the SEC, it is currently subject to these requirements.
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
Dodd-Frank Act. In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. In addition to certain regulatory changes noted in other parts of this "Supervision and Regulation" section, provisions that could impact the Bank include the following:

•
Interest on Demand Deposits. The Dodd- Frank Act provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits, including business transaction and other accounts.

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

Certain aspects of the Dodd-Frank Act are subject to rulemaking and interpretation and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations or interpretations are adopted.
In May 2018, the Economic Growth Act was enacted to modify or remove certain regulatory financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, such as the Bank, and for large banks with assets of more than $50 billion.
Among other matters, the Economic Growth Act expands the definition of qualified mortgages which may be held by a financial institution with total consolidated assets of less than $10 billion, exempts community banks from the Volcker Rule, and includes additional regulatory relief regarding regulatory examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to us or what specific impact the Economic Growth Act and implementing rules and regulations will have on community banks.
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
On March 8, 2018, the Bureau of Consumer Financial Protection (Bureau) issued a rule amending certain aspects of the mortgage servicing rule issued in 2016 relating to periodic statements. These amendments revise the timing requirements for servicers transitioning between modified or unmodified periodic statements and coupon books when consumers enter or exit bankruptcy.

On April 26, 2018, the Bureau of Consumer Financial Protection (Bureau) amended federal mortgage disclosure requirements under the Real Estate Settlement Procedures Act (RESPA) and the Truth in Lending Act (TILA) that are implemented in Regulation Z. The amendments relate to when a creditor may compare charges paid by or imposed on the consumer to amounts disclosed on a Closing Disclosure, instead of a Loan Estimate, to determine if an estimated closing cost was disclosed in good faith.
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

Home Mortgage Disclosure Act (HMDA) Final Rule. On October 15, 2015, the CFPB issued the final rule aimed at increasing the “quality and type” of HMDA data collected and reported by financial institutions. The HMDA Rule changes: (1) the types of financial institutions that are subject to Regulation C; (2) the types of transactions that are subject to Regulation C; (3) the data that financial institutions are required to collect, record, and report; and (4) the processes for reporting and disclosing HMDA data. On August 24, 2017, the Bureau issued a final rule (2017 HMDA Rule) further amending Regulation C to make technical corrections and to clarify and amend certain requirements adopted by the 2015 HMDA Final Rule. The most significant changes were not effective until January 1, 2018. On or before March 1, 2019, lenders will report the new data they collect in 2018.
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
Regulation CC. On September 17, 2018, the Federal Reserve Board adopted final amendments to Regulation CC (Expedited Funds Availability Act) to address situations where there is a dispute as to whether a check has been altered or was issued with an unauthorized signature, and the original paper check is not available for inspection. The rule adopts a presumption of alteration for disputes between banks over whether a substitute check or electronic check contains an alteration or is derived from an original check that was issued with an unauthorized signature of the drawer. ABA supported the final amendments.
Economic Growth, Regulatory Relief, and Consumer Protection Act. The Economic Growth, Regulatory Relief, and Consumer Protection Act (S. 2155, P.L. 115-174) was signed into law by President Trump on May 24, 2018. The new law has significant impact on consumer mortgages, credit reporting, and protections for our servicemembers, students, and institutional staff in addition to important capital relief for financial institutions. Key Sections of s. 2155:
Title I -Improving Consumer Access to Mortgage Credit
Title II -Regulatory Relief and Protecting Consumer Access to Credit
Title III -Protections for Veterans, Consumers and Homeowners
Title VI -Protections for Student Borrowers
Summaries of Rights Under the Fair Credit Reporting Act (Regulation V). The Bureau issued an interim final rule on September 12, 2018 to update the Bureau’s model forms for the Summary of Consumer Identity Theft Rights and the Summary of Consumer Rights in Appendices I and K to Regulation V to incorporate a notice required by new Fair Credit Reporting Act section 605A(i)(5), added by the Economic Growth, Regulatory Relief, and Consumer Protection Act.

Home Mortgage Disclosure Act. The Bureau of Consumer Financial Protection issued an interpretive and procedural rule on August 31, 2018 to implement and clarify the requirements of section 104(a) of the Economic Growth, Regulatory Relief, and Consumer Protection Act (the Act), which amended certain provisions of the Home Mortgage Disclosure Act (HMDA). The rule clarifies that insured depository institutions and insured credit unions covered by a partial exemption under the Act have the option of reporting exempt data fields as long as they report all data fields within any exempt data point for which they report data; clarifies that only loans and lines of credit that are otherwise HMDA reportable count toward the thresholds for the partial exemptions; clarifies which of the data points in Regulation C are covered by the partial exemptions; designates a non-universal loan identifier for partially exempt transactions for institutions that choose not to report a universal loan identifier; and clarifies the Act’s exception to the partial exemptions for negative Community Reinvestment Act examination history.
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
As a financial institution, we are heavily regulated at the state and federal levels. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank. The Dodd-Frank Act has increased our operations and compliance costs in the short-term; however, the ultimate impact of the Dodd-Frank Act remains dependent on future regulatory rulemaking and interpretations. Among other things, the Dodd-Frank Act and the regulations implemented thereunder limit debit card interchange fees, increase FDIC assessments, impose new requirements on mortgage lending, and establish more stringent capital requirements on banks. As a result of the provisions in the Dodd-Frank Act and other laws and regulations applicable to the Bank, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.
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
The Company’s banking subsidiary faces competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. Certain divisions within the banking subsidiary face competition from wealth management and investment brokerage firms. A number of these banks and other financial institutions are significantly larger and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. In addition, the Company faces competition from market place lenders and other financial technology firms, which may provide competitive services quickly and in innovative ways and may have fewer regulatory constraints and lower cost structures. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

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

The Bank is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which it must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. The Basel III Capital Rules require banking organizations to maintain significantly more capital and adopted more demanding regulatory capital risk weightings and calculations. While the recently passed Economic Growth Act requires that federal banking regulators establish a simplified leverage capital framework for smaller banks, these more stringent capital requirements could, among other things, limit banking operations and activities, and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Bank believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final Rules. However, if the Bank fails to meet these minimum capital guidelines and/or other regulatory requirements, the Bank could be subject to regulatory restrictions, including limitations on paying dividends to the holding company for shareholder dividends and share repurchases and paying discretionary bonuses, or experience other adverse consequences that could cause its financial condition to be materially and adversely affected.

The Company’s concentration in loans secured by real estate may increase its credit losses, which would negatively affect our financial results.
At December 31, 2018, loans secured by real estate totaled $557.3 million and represented 91.84% of the Company’s loan portfolio, net of deferred loan fees. If we experience adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

Changes in accounting standards could impact reported earnings and capital.

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the “FASB”), the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Bank, or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June, 2016. The standard will be effective for the Company beginning January 1, 2020. To implement the new standard, the Company will incur costs related to data collection and documentation, technology and training. For additional information, see Note 1 to the Consolidated Financial Statements. Although the Company is currently unable to reasonably estimate the impact of the new standard on its financial statements, adoption of the new standard could necessitate, among other things, higher loan loss reserve levels, and the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses during the quarter in which the standard becomes effective. If the Company is required to materially increase the level of the allowance for loan losses or incurs additional expenses to determine the appropriate level of the allowance for loan losses, such changes could adversely affect the Company’s capital levels, financial condition and results of operations.

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

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions and other firms to better serve customers and to reduce costs. The pace of these technological changes has increased in the “Fintech” environment, in which industry changing products and services are often introduced and adopted, including innovative ways that customers can make payments, access products, and manage accounts. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services, which could entail significant time, resources and additional risk to develop or adopt, or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke County, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2018, Bank of Clarke County operated twelve full-service branches and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Leesburg and Ashburn. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.
All of the Company’s properties are well maintained, are in good operating condition and are adequate for the Company’s present and anticipated future needs.

Item 3. Legal Proceedings
There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is quoted on the OTC Markets Group's OTCQX Market under the symbol “EFSI.” The OTC Markets Group provides information about the common stock to professional market makers who match sellers with buyers. Securities brokers can obtain information from the OTC Markets Group when working with clients. When a client decides to initiate a transaction, the broker will contact one of the stock’s market makers. Any over-the-counter market quotations in the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
As of March 8, 2019, the Company had approximately 969 shareholders of record.
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
Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2018
On June 20, 2018, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2019. During 2018, the Company purchased 39,333 shares of its Common Stock under its stock repurchase program at an average price of $32.06.
The following table details the Company's purchases of its common stock during the fourth quarter pursuant to the Stock Repurchase program renewed on June 20, 2018. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program. The program has an expiration date of June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

October 1 - October 31, 2018	—	$—	—	148,347
November 1 - November 30, 2018	17,680	33.12	17,680	130,667
December 1 - December 31, 2018	15,000	30.80	32,680	115,667
	32,680	$32.05	32,680	115,667
Stock Performance
The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2013 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 16, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

	2013	2014	2015	2016	2017	2018
Eagle Financial Services, Inc.	$100	$107	$110	$127	$163	$163
NASDAQ Bank Index	100	103	110	148	153	126
NASDAQ Composite Index	100	113	120	129	165	159

Item 6. Selected Financial Data
The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$31,923	$28,351	$25,785	$24,493	$24,850
Interest expense	2,515	1,154	1,067	1,347	1,912
Net interest income	$29,408	$27,197	$24,718	$23,146	$22,938
Provision for (recovery of) loan losses	777	(625)	(188)	(227)	350
Net interest income after provision for (recovery of) loan losses	$28,631	$27,822	$24,906	$23,373	$22,588
Noninterest income	6,879	6,780	6,669	8,438	6,606
Net revenue	$35,510	$34,602	$31,575	$31,811	$29,194
Noninterest expenses	25,195	23,190	22,652	22,481	19,986
Income before income taxes	$10,315	$11,412	$8,923	$9,330	$9,208
Income tax expense	1,314	3,626	2,553	2,433	2,068
Net Income	$9,001	$7,786	$6,370	$6,897	$7,140

Performance Ratios:
Return on average assets	1.16%	1.08%	0.96%	1.10%	1.19%
Return on average equity	10.67%	9.50%	7.98%	9.17%	10.25%
Shareholders’ equity to assets	10.96%	10.95%	11.34%	11.97%	11.67%
Dividend payout ratio	36.15%	39.29%	45.30%	40.61%	37.03%
Non-performing loans to total loans	0.35%	1.11%	1.35%	1.07%	2.28%
Non-performing assets to total assets	0.28%	0.84%	1.05%	0.90%	2.03%

Per Common Share Data:
Net income, basic	$2.60	$2.24	$1.81	$1.97	$2.08
Net income, diluted	2.60	2.24	1.81	1.97	2.08
Cash dividends declared	0.94	0.88	0.82	0.80	0.77
Book value	25.58	24.40	23.01	22.25	21.01
Market price	30.99	32.00	25.75	23.00	23.30
Average shares outstanding, basic	3,467,667	3,468,275	3,518,848	3,495,334	3,438,348
Average shares outstanding, diluted	3,467,667	3,468,275	3,518,848	3,495,334	3,438,646

Balance Sheet Data:
Total securities	$145,468	$133,673	$120,330	$107,719	$96,973
Total loans	606,827	568,817	516,942	495,573	469,820
Total assets	799,617	765,751	700,149	653,272	630,158
Total deposits	703,104	663,414	603,877	550,718	503,816
Shareholders’ equity	87,599	83,817	79,416	78,221	73,132

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
GENERAL
The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2018, the Company had total assets of $799.6 million, net loans of $601.4 million, total deposits of $703.1 million and shareholders’ equity of $87.6 million. The Company’s net income was $9.0 million for the year ended December 31, 2018.
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

Allowance for Loan Losses
The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when the occurrence of losses is probable and losses can be estimated. Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history and qualitative factor analyses of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or general allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2018 Form 10-K, provides additional information related to the allowance for loan losses.

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
Other-Than-Temporary Impairment (OTTI) for Securities
Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, we do not intend to sell the security and it is not more-likely-than-not that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income (loss). We regularly review each investment security for other-than-temporary impairment based on criteria that includes the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security which may be to maturity and the likelihood that we would be required to sell the security before recovery.

FORWARD LOOKING STATEMENTS
The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	difficult market conditions in our industry;

•	effects of soundness of other financial institutions;

•	potential impact on us of existing and future legislation and regulations;

•	the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in accounting policies and banking and other laws and regulations; and

•	other factors described in Item 1A., “Risk Factors,” above.
Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS
Net Income
Net income for 2018 was $9.0 million, an increase of $1.2 million or 15.60% from 2017’s net income of $7.8 million. Net income for 2017 increased $1.4 million or 22.23% from 2016’s net income of $6.4 million. Basic and diluted earnings per share were $2.60, $2.24, and $1.81 for 2018, 2017, and 2016, respectively.
Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 1.16%, 1.08%, and 0.96% for 2018, 2017, and 2016, respectively.
Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 10.67%, 9.50%, and 7.98% for 2018, 2017, and 2016, respectively.
Net Interest Income
Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $29.4 million for 2018, $27.2 million for 2017, and $24.7 million for 2016, which represents an increase of $2.2 million or 8.13% and $2.5 million or 10.03% for 2018 and 2017, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $31.9 million for 2018, $28.4 million for 2017, and $25.8 million for 2016, which represents an increase of $3.57 million or 12.60% and an increase of $2.6 million or 9.95% for 2018 and 2017, respectively. Total interest expense was $2.5 million for 2018, $1.2 million for 2017, and $1.1 million for 2016, which represents an increase of $1.36 million or 117.94% and an increase of $87 thousand or 8.15% in 2018 and 2017, respectively. The increase in total interest income and interest expense during 2018 was driven by the growth in interest-earning assets and interest-bearing liabilities as well as the rising interest rate environment. Refer to the table titled “Volume and Rate Analysis” for further detail.
The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2018, 2017, and 2016.
The net interest margin was 4.07% for 2018, 4.10% for 2017, and 4.07% for 2016. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2018 and 34% for 2017 and 2016. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2018, 2017, and 2016.

Net interest income and net interest margin may experience some decline in the face of rising rates as interest bearing liabilities are repriced or replaced more rapidly than interest earning assets.

Average Balances, Income and Expenses, Yields and Rates
(dollars in thousands)

	December 31, 2018			December 31, 2017			December 31, 2016
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense (3)	Average Yield/ Rate
Assets:
Securities:
Taxable	$98,628	$2,803	2.84%	$90,881	$2,339	2.57%	$72,824	$1,750	2.40%
Tax-Exempt (1)	38,656	1,331	3.44%	38,432	1,567	4.08%	32,495	1,401	4.31%
Total Securities	$137,284	$4,134	3.01%	$129,313	$3,906	3.02%	$105,319	$3,151	2.99%
Loans:
Taxable	573,040	27,482	4.80%	530,109	24,616	4.64%	497,720	22,815	4.58%
Non-accrual	1,916	—	—%	5,701	—	—%	5,891	—	—%
Tax-Exempt (1)	11,591	516	4.45%	5,927	311	5.25%	6,423	336	5.23%
Total Loans	$586,547	$27,998	4.77%	$541,737	$24,927	4.60%	$510,034	$23,151	4.54%
Federal funds sold	134	3	2.24%	171	1	0.58%	36	—	—%
Interest-bearing deposits in other banks	9,712	176	1.81%	13,870	156	1.12%	15,179	73	0.48%
Total earning assets (2)	$731,761	$32,311	4.42%	$679,390	$28,990	4.27%	$624,677	$26,375	4.22%
Allowance for loan losses	(4,661)			(4,548)			(4,967)
Total non-earning assets	48,601			48,590			44,440
Total assets	$775,701			$723,432			$664,150

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$91,353	$320	0.35%	$85,154	$161	0.19%	$81,966	$93	0.11%
Money market accounts	132,136	815	0.62%	128,068	290	0.23%	117,210	201	0.17%
Savings accounts	104,473	159	0.15%	100,838	66	0.07%	87,035	51	0.06%
Time deposits:
$100,000 and more	70,778	687	0.97%	57,010	340	0.60%	44,193	255	0.58%
Less than $100,000	36,808	509	1.38%	39,319	227	0.58%	45,133	187	0.41%
Total interest-bearing deposits	$435,548	$2,490	0.57%	$410,389	$1,084	0.26%	$375,537	$787	0.21%
Federal funds purchased	964	25	2.59%	823	13	1.58%	73	1	1.37%
Federal Home Loan Bank advances	—	—	—%	5,096	57	1.12%	10,546	136	1.29%
Total interest-bearing liabilities	$436,512	$2,515	0.58%	$416,308	$1,154	0.28%	$386,156	$924	0.24%
Noninterest-bearing liabilities:
Demand deposits	246,056			216,044			195,428
Other Liabilities	8,811			9,129			2,752
Total liabilities	$691,379			$641,481			$584,336
Shareholders’ equity	84,322			81,951			79,814
Total liabilities and shareholders’ equity	$775,701			$723,432			$664,150
Net interest income		$29,796			$27,836			$25,451
Net interest spread			3.84%			3.99%			3.98%
Interest expense as a percent of average earning assets			0.34%			0.17%			0.15%
Net interest margin			4.07%			4.10%			4.07%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%, 34% and 34% for 2018, 2017 and 2016, respectively.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Interest expense excludes interest expense related to the interest rate swap incurred after the redemption of the Company's trust preferred capital notes which were redeemed in 2015.

Tax-Equivalent Net Interest Income
(dollars in thousands)

	December 31,
	2018	2017	2016
GAAP Financial Measurements:
Interest Income - Loans	$27,890	$24,821	$23,037
Interest Income - Securities and Other Interest-Earnings Assets	4,033	3,530	2,748
Interest Expense - Deposits	2,490	1,084	787
Interest Expense - Interest Rate Swap	—	—	143
Interest Expense - Other Borrowings	25	70	137
Total Net Interest Income	$29,408	$27,197	$24,718

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$108	$106	$114
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	280	533	476
Total Tax Benefit on Tax-Exempt Interest Income	$388	$639	$590
Add: Interest Expense - Interest Rate Swap (2)	—	—	143
Tax-Equivalent Net Interest Income	$29,796	$27,836	$25,451

(1)	Tax benefit was calculated using the federal statutory tax rate of 21%, 34% and 34% for 2018, 2017 and 2016, respectively.

(2)	Tax-Equivalent net interest income was adjusted to exclude interest expense related to the interest rate swap incurred after the redemption of the trust preferred capital notes in 2015.
The tax-equivalent yield on earning assets increased 15 basis points from 2017 to 2018 and increased five basis points from 2016 to 2017. The tax-equivalent yield on securities decreased one basis point from 2017 to 2018 and increased three basis points from 2016 to 2017. The tax-equivalent yield on loans increased 17 basis points from 2017 to 2018 and increased six basis points from 2016 to 2017. The slight increase in the yield on earning assets and the loan portfolio was primarily a result of increases in interest rates by the Federal Reserve during 2018 and 2017.
The average rate on interest-bearing liabilities increased 30 basis points from 2017 to 2018 and increased four basis points from 2016 to 2017. The average rate on total interest-bearing deposits increased 31 basis points from 2017 to 2018 and increased five basis points from 2016 to 2017. The average rate on interest bearing deposits increased due to the increases in rates paid on deposit accounts driven by market rate increases. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company issues brokered certificates of deposit as a substitute for offering promotional certificates of deposit when their rates are lower. The rates on brokered certificates of deposit are usually comparable with other wholesale funding sources and these funds can be gathered more efficiently without causing existing deposits to reprice. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $13.9 million or 4.43% from $314.1 million during 2017 to $328.0 million in 2018 and $27.9 million or 9.75% from $286.2 million at December 31, 2016 during 2017. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company from time to time will utilize overnight borrowings in the form of federal funds purchased. The average rate on these borrowings increased 101 basis points from 2017 to 2018 and 21 basis points from 2016 to 2017. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which increased to 2.50% during December 2018, from 1.50% in December 2017. As another funding option, the Company borrows from the Federal Home Loan Bank through short and long term advances. There were no FHLB advances outstanding during 2018. The average rate on FHLB advances was 1.29% during 2016 and 1.12% during 2017.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans. Tax-equivalent net interest income increased $2.0 million during 2018. The increase in tax-equivalent net interest income during 2018 is comprised of an increase due to volume of $2.4 million and a decrease due to rate of $436 thousand. The increase in tax-equivalent net interest income during 2018 was affected by the increased volume of taxable loans and taxable securities combined with the rising rate environment offset in part by an increase in the rate paid on interest-breaking liabilities.
Tax-equivalent net interest income increased $2.4 million during 2017. The increase in tax-equivalent net interest income during 2017 is comprised of an increase due to volume of $2.1 million and a increase due to rate of $262 thousand. The increase in tax-equivalent net interest income during 2017 was primarily affected by the increased volume of taxable loans and taxable securities.

Volume and Rate Analysis (Tax-Equivalent Basis)
(dollars in thousands)

	2018 vs 2017 Increase (Decrease) Due to Changes in:			2017 vs 2016 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$208	$256	$464	$458	$131	$589
Tax-exempt	9	(245)	(236)	234	(68)	166
Loans:
Taxable	2,010	856	2,866	1,499	302	1,801
Tax-exempt	244	(39)	205	(26)	1	(25)
Federal funds sold	—	2	2	—	1	1
Interest-bearing deposits in other banks	(19)	39	20	(6)	89	83
Total earning assets	$2,452	$869	$3,321	$2,159	$456	$2,615

Interest-Bearing Liabilities:
NOW accounts	$13	$146	$159	$3	$65	$68
Money market accounts	10	515	525	19	70	89
Savings accounts	3	90	93	7	8	15
Time deposits:
$100,000 and more	98	249	347	76	9	85
Less than $100,000	(14)	296	282	(18)	58	40
Total interest-bearing deposits	$110	$1,296	$1,406	$87	$210	$297
Federal funds purchased	$3	$9	$12	$12	$—	$12
Federal Home Loan Bank advances	(57)	—	(57)	(63)	(16)	(79)
Total interest-bearing liabilities	$56	$1,305	$1,361	$36	$194	$230
Change in net interest income	$2,396	$(436)	$1,960	$2,123	$262	$2,385
Provision for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for (recovery of) loan losses was $777 thousand for 2018, $(625) thousand for 2017, and $(188) thousand for 2016. Changes in the amount of provision for (recovery of) loan losses during each period reflect the results of the Company’s analysis used to determine the adequacy of the allowance for loan losses. The provision for loan losses in 2018 reflects higher specific reserves on remaining impaired loans as well as loan growth in the portfolio during the year. The recovery of loan losses in 2017 is due mainly to a decline in the historical loss experience utilized in our allowance model. The recovery of loan losses in 2016 reflects lower specific reserves on remaining impaired loans as well as a decline in the historical loss experience utilized in our allowance model. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income
Total noninterest income was $6.9 million, $6.8 million, and $6.7 million during 2018, 2017, and 2016, respectively. This represents an increase of $99 thousand or 1.46% for 2018 and an increase of $111 thousand or 1.66% for 2017. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2018, 2017, and 2016, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Income from fiduciary activities	$1,360	$1,238	$122	9.85%	$1,238	$1,356	$(118)	(8.70)%
Service charges on deposit accounts	1,218	1,223	(5)	(0.41)%	1,223	1,227	(4)	(0.33)%
Other service charges and fees	4,173	3,878	295	7.61%	3,878	3,713	165	4.44%
(Loss) on the sale and disposal of premises and equipment	(3)	(12)	9	NM	(12)	(10)	(2)	NM
Gain (loss) on sale of securities	17	(10)	27	NM	(10)	98	(108)	NM
Other operating income	114	463	(349)	(75.38)%	463	285	178	62.46%
Total noninterest income	$6,879	$6,780	$99	1.46%	$6,780	$6,669	$111	1.66%
NM - Not Meaningful

Income from fiduciary activities, generated by trust services offered through Eagle Investment Group, increased from 2017 to 2018. The majority of the increase is due to a one-time fee, collected during the first quarter of 2018, related to the settlement of a real estate transaction. Income from fiduciary activities decreased from 2016 to 2017. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. These fluctuations do not necessarily indicate future results.
The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased by $295 thousand or 7.61% for 2018 and increased by $165 thousand or 4.44% for 2017. This increase can be primarily attributed to an increase of ATM fee income of $194 thousand for 2018 and an increase of $172 thousand for 2017. ATM fee income fluctuates mainly due to usage.
Other operating income decreased during 2018 and increased during 2017. The fluctuation in these years is mostly attributed to the receipt of a $270 thousand bank owned life insurance (BOLI) benefit during 2017.

Noninterest Expenses
Total noninterest expenses were $25.2 million, $23.2 million, and $22.7 million during 2018, 2017, and 2016, respectively. This represents an increase of $2.0 million or 8.65% during 2018 and an increase of $538 thousand or 2.38% during 2017.

The following table provides the components of noninterest expense for the twelve months ended December 31, 2018, 2017, and 2016, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Salaries and employee benefits	$14,083	$13,643	$440	3.23%	$13,643	$13,015	$628	4.83%
Occupancy expenses	1,476	1,473	3	0.20%	1,473	1,486	(13)	(0.87)%
Equipment expenses	915	955	(40)	(4.19)%	955	889	66	7.42%
Advertising and marketing expenses	761	731	30	4.10%	731	633	98	15.48%
Stationery and supplies	195	173	22	12.72%	173	201	(28)	(13.93)%
ATM network fees	912	816	96	11.76%	816	903	(87)	(9.63)%
Other real estate owned expense	183	11	172	1,563.64%	11	73	(62)	(84.93)%
Loss (gain) on other real estate owned	866	(1)	867	NM	(1)	90	(91)	NM
FDIC assessment	225	222	3	1.35%	222	304	(82)	(26.97)%
Computer software expense	474	647	(173)	(26.74)%	647	623	24	3.85%
Bank franchise tax	583	534	49	9.18%	534	501	33	6.59%
Professional fees	1,036	1,007	29	2.88%	1,007	949	58	6.11%
Data processing fees	794	564	230	40.78%	564	444	120	27.03%
Other operating expenses	2,692	2,415	277	11.47%	2,415	2,541	(126)	(4.96)%
Total noninterest expenses	$25,195	$23,190	$2,005	8.65%	$23,190	$22,652	$538	2.38%
NM - Not Meaningful

Salaries and employee benefits expense increased during 2018 and 2017. Most of the increase during 2018 related to merit and cost of living increases. In addition to pay increases, the number of full-time equivalent employees increased from 173 to 179 during the year. The majority of the increase during 2017 was due to the increase in incentive plan expense of $337 thousand. This expense increased due to meeting and exceeding 2017 corporate goals as well as the adoption of a commercial banker incentive plan during the year.

Advertising and marketing expenses increased during 2017. Television and newspaper advertising increased around $63 thousand year over year due to increased efforts to advertise products and promotions.
ATM network fees increased 11.76% during 2018 and decreased 9.63% during 2017. ATM network fees fluctuate based on the usage of ATM and debit cards.
Other real estate owned expenses and loss (gain) on other real estate owned increased significantly during 2018. A $397 thousand gain was recognized upon the foreclosure of residential real estate collateral during the first quarter of 2018. On February 14, 2018, the Bank took ownership of an approximate 38-acre residential property located in Northern Loudoun County, Virginia. The property had a current appraised value of $3.4 million and after consideration of estimated selling costs, was recorded as other real estate owned of $3.2 million. In the second quarter of 2018, a $282 thousand valuation allowance was recorded due to a decrease in the sales price of the property to $3.1 million. During the third quarter of 2018, the valuation allowance was increased by $987 thousand when a sales contract price of $2.1 million was ratified. Additionally, approximately $130 thousand in other real estate owned expenses were incurred with this foreclosure during the quarter ended March 31, 2018.
FDIC assessments decreased $82 thousand or 26.97% during 2017. As of July 1, 2016 new FDIC assessment changes became effective. The changes included a new lower assessment rate schedule and small institution pricing changes, which caused the subsequent assessments to decrease by approximately 50%.
Computer software expense decreased during 2018. Fees paid to our core software provider have decreased due to a conscious effort to reduce unused services and renegotiate contract amounts.

Data processing fees increased during 2018 and 2017. Much of this increase is related to the Company moving its in-house core banking software to a service bureau environment. The Company migrated to a service bureau environment in late June 2018. This increase can also be attribuated to an increase in both the number of customers and the number of transactions being performed.

Other operating expenses increased during 2018. This increase is primarily due to increases in loan related expenses driven by loan volume.

The efficiency ratio of the Company was 66.36%, 67.47%, and 70.75% for 2018, 2017, and 2016, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21% for 2018 and 34% for 2017 and 2016. The Company calculates and reviews this ratio as a means of evaluating operational efficiency. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above.

The calculation of the efficiency ratio for the twelve months ended December 31, 2018, 2017, and 2016 are as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$25,195	$23,190	$22,652
Less: Loss (gain) on other real estate owned	866	(1)	90
Adjusted noninterest expenses	$24,329	$23,191	$22,562

Net interest income	$29,408	$27,197	$24,718

Noninterest income	$6,879	$6,780	$6,669
Less: Gain on sales of securities	17	(10)	98
Less: (Loss) on the sale and disposal of premises and equipment	(3)	(12)	(10)
Less: (Loss) on sale of of repossessed assets	—	(6)	(1)
Less: Life insurance (premiums) proceeds	—	270	—
Adjusted noninterest income	$6,865	$6,538	$6,582
Tax equivalent adjustment (1)	388	639	590
Total net interest income and noninterest income, adjusted	$36,661	$34,374	$31,890

Efficiency ratio	66.36%	67.47%	70.75%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21% for 2018 and 34% for 2017 and 2016.

Income Taxes
Income tax expense was $1.3 million, $3.6 million, and $2.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. These amounts correspond to an effective tax rate of 12.74%, 31.77%, and 28.62% for 2018, 2017, and 2016, respectively. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which reduced the Company's corporate tax rate from 34% to 21%. The effective tax rate is below the statutory rate of 21% for 2018 and 34% for 2017 and 2016, due primarily to tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits. During the third quarter of 2018, one of the Company’s rehabilitation tax credit investments was finalized and the total amount of credits to be received was determined and certified. The effective tax rate increased from 2016 when compared to 2017. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which required for the Company's deferred tax assets and liabilities to be adjusted at that date, for the effect of the change in the corporate tax rate. This adjustment resulted in a net increase to federal income tax expense of $397 thousand during 2017. The effective tax rate is also impacted by tax-exempt income on investment securities and loans. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2018, 2017, and 2016.
FINANCIAL CONDITION
Assets, Liabilities and Shareholders’ Equity
The Company’s total assets were $799.6 million at December 31, 2018, an increase of $33.87 million or 4.42% from $765.8 million at December 31, 2017. Securities increased $11.7 million or 8.85% from 2017 to 2018. Loans, net of allowance for loan losses, increased by $37.0 million or 6.55% from 2017 to 2018. Total liabilities were $712.0 million at December 31, 2018, compared to $681.9 million at December 31, 2017. Total shareholders’ equity at year end 2018 and 2017 was $87.6 million and $83.8 million, respectively.
Securities
Total securities, excluding restricted stock, at December 31, 2018 were $144.3 million as compared to $132.6 million as of December 31, 2017, which represents an increase of $11.7 million or 8.85% during 2018. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2018, 2017, and 2016. The Company purchased $36.5 million in securities during 2018. This amount includes $7.0 million or 19.24% in obligations of U.S. government corporations and agencies, $24.7 million or 67.52% in mortgage-backed securities and $4.8 million or 13.24% in obligations of states and political subdivisions. The Company had $16.6 million in maturities, calls, and principal repayments on securities during 2018. This amount includes $2.3 million or 14.05% in obligations of U.S. government corporations and agencies, $7.8 million or 46.99% in mortgage-backed securities and $6.5 million or 38.96% in obligations of states and political subdivisions. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2018. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2018 and 2017.

Securities Portfolio
(dollars in thousands)

	December 31,
	2018	2017	2016
Securities available for sale:
Obligations of U.S. government corporations and agencies	$21,731	$21,520	$30,441
Mortgage-backed securities	76,483	61,244	42,372
Obligations of states and political subdivisions	46,084	49,802	46,449
	$144,298	$132,566	$119,262
The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized loss on available for sale securities of $2.0 million and a net unrealized gain of $338 thousand at December 31, 2018 and 2017, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).
The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2018. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.
Maturity Distribution and Yields of Securities
(dollars in thousands)

	December 31, 2018
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$—	—%	$3,933	2.25%	$17,798	2.80%	$—	—%	$21,731	2.70%
Mortgage-backed securities	—	—%	—	—%	—	—%	76,483	2.92%	76,483	2.92%
Obligations of states and political subdivisions, taxable	—	—%	1,612	3.60%	5,887	2.95%	884	3.31%	8,383	3.11%
Total taxable	$—	—%	$5,545	2.63%	$23,685	2.84%	$77,367	2.93%	$106,597	2.89%
Obligations of states and political subdivisions, tax-exempt (1)	1,361	3.28%	6,498	3.31%	25,248	2.42%	4,594	3.22%	37,701	2.70%
Total	$1,361	3.28%	$12,043	2.99%	$48,933	2.62%	$81,961	2.94%	$144,298	2.84%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.
Loan Portfolio
The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans net of deferred dees were $606.8 million and $568.8 million at December 31, 2018 and 2017, respectively. This represents an increase of $38.0 million or 6.68% for 2018. The ratio of net loans to deposits increased only slightly during the year from 85.08% to 85.53% at December 31, 2017 and December 31, 2018, respectively. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years. Loan balances in the table are shown before net deferred fees.

Loan Portfolio
(dollars in thousands)

	December 31,
	2018	2017	2016	2015	2014
Loans secured by real estate:
Construction and land development	$54,675	$43,786	$23,266	$35,019	$25,887
Secured by farmland	7,251	8,568	8,525	6,550	10,602
Secured by 1-4 family residential properties	221,861	223,210	227,966	229,651	224,694
Multifamily	7,923	4,095	3,566	3,975	3,016
Commercial	265,595	239,915	208,525	175,172	161,299
Commercial and industrial loans	33,086	37,427	30,341	29,366	28,132
Consumer installment loans	8,470	10,187	12,677	13,530	13,874
All other loans	8,454	2,050	2,259	2,413	2,316
Total loans	$607,315	$569,238	$517,125	$495,676	$469,820

Loans secured by real estate were $557.3 million or 91.84% and $519.6 million or 91.34% of total loans at December 31, 2018 and 2017, respectively. This represents an increase of $37.7 million or 7.26% for 2018. Consumer installment loans were $8.5 million or 1.40% and $10.2 million or 1.79% of total loans at December 31, 2018 and 2017, respectively. This represents a decrease of $1.7 million or 16.85% for 2018. Commercial and industrial loans were $33.1 million or 5.45% and $37.4 million or 6.58% of total loans at December 31, 2018 and 2017. This represents a decrease of $4.3 million or 11.60% for 2018. All other loans were $8.5 million and $2.1 million at December 31, 2018 and 2017. This represents an increase of $6.4 million or 312.39%. This increase is due mainly to one new large loan that originated during 2018.
The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $300.7 million or 49.50% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of home equity lines of credit.
Maturity Schedule of Selected Loans
(dollars in thousands)

	December 31, 2018
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$10,950	$24,419	$19,306	$54,675
Secured by farmland	1,031	1,777	4,443	7,251
Secured by 1-4 family residential properties	21,832	72,797	127,232	221,861
Multifamily	223	3,194	4,506	7,923
Commercial	31,550	102,895	131,150	265,595
Commercial and industrial loans	12,057	9,041	11,988	33,086
Consumer installment loans	1,291	6,845	334	8,470
All other loans	726	22	7,706	8,454
	$79,660	$220,990	$306,665	$607,315
For maturities over one year:
Floating rate loans		$38,021	$68,587	$106,608
Fixed rate loans		182,969	238,078	421,047
		$220,990	$306,665	$527,655

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $2.2 million in total non-performing assets, which consist of nonaccrual loans, other real estate owned, and repossessed assets at December 31, 2018. This is a decrease of $4.2 million when compared to the December 31, 2017 balance of $6.4 million. This decrease resulted mostly from the decrease in nonaccrual loans as discussed below.
Nonaccrual loans were $2.1 million at December 31, 2018 and $6.3 million at 2017. The gross amount of interest income that would have been recognized on nonaccrual loans was $32 thousand for 2018 and $369 thousand for 2017. None of this interest income was included in net income for 2018 or 2017. A total of 6 loans totaling $1.3 million were placed in nonaccrual during 2018. The balance of these loans added to nonaccrual status during 2018 ranged from $16 thousand to $960 thousand with an average balance being $221 thousand. In addition, 14 loans totaling $5.4 million were removed from nonaccrual status during 2018. Of the $5.4 million in loans removed from nonaccrual status between December 31, 2017 and December 31, 2018, 10 loans totaling $1.1 million were paid off and one loan totaling $4.1 million was foreclosed on. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2018 totaled $2.1 million and had $650 thousand in specific allocations.
Other real estate owned remained stable at $106 thousand at December 31, 2018 and December 31, 2017. One property was foreclosed on and then subsequently sold during 2018. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net loss of $866 thousand and a net gain of $1 thousand was recognized on other real estate owned during 2018 and 2017, respectively. A net gain of $90 thousand was recognized on the sale of other real estate owned during 2016.
Total loans past due 90 days or more and still accruing interest were $695 thousand or 0.11% of total loans as of December 31, 2018 and there were no loans 90 days or more and still accruing at December 31, 2017. The loans past due 90 days or more and still accruing interest are well secured and in the process of collection; therefore, they were not classified as nonaccrual.
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
In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2018, 2017, 2016, 2015, and 2014, the Company had $3.8 million, $4.4 million, $7.3 million, $7.5 million and $7.8 million in restructured loans, respectively.

Nonperforming Assets
(dollars in thousands)

	December 31,
	2018	2017	2016	2015	2014

Nonaccrual loans	$2,118	$6,339	$6,991	$5,285	$10,706
Other real estate owned and repossessed assets	106	106	375	571	2,109
Total nonperforming assets	$2,224	$6,445	$7,366	$5,856	$12,815
Loans past due 90 days and accruing interest	$695	$—	$8	$307	$6

Allowance for loan losses to nonperforming assets	245%	68%	61%	85%	40%

Non-performing assets to period end loans and other real estate owned	0.37%	1.13%	1.42%	1.18%	2.72%
Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2018, other potential problem loans totaled $4.3 million. Of the total other potential problem loans, $4.3 million or 100.00% are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.
Allowance for Loan Losses
The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.
Charged-off loans were $236 thousand, $370 thousand, and $607 thousand for 2018, 2017, and 2016, respectively. Recoveries were $504 thousand, $901 thousand, and $341 thousand for 2018, 2017, and 2016, respectively. Net recoveries were $268 thousand and $531 thousand for 2018 and 2017, respectively. Net charge-offs were $266 thousand for 2016. This represents a decrease in net recoveries of $263 thousand or 49.53% for 2018 and a decrease of $797 thousand or 299.62% for 2017. The allowance for loan losses as a percentage of loans was 0.90%, 0.78%, and 0.87% at the end of 2018, 2017, and 2016, respectively. The increases in allowance for loan losses as a percentage of total loans from December 31, 2017 to December 31, 2018 is primarily due to an increase in specific reserves related to two loan relationships. The allowance for loan losses at year-end covered net charge-offs during the year by 16.94 times for 2016. This ratio for 2018 and 2017 is not considered meaningful due to net recoveries being recognized during the year. The ratio of net charge-offs (recoveries) to average loans was (0.05)% for 2018, (0.10)% for 2017 ,and 0.05% for 2016.
The provision for (recovery of) loan losses for the year ended December 31, 2018 was $777 thousand, compared to $(625) thousand and $(188) thousand for the years ended December 31, 2017 and 2016, respectively. The provision for loan losses in 2018 resulted from the growth of the loan portfolio, the expanded loss history that is discussed in further detail in Note 4 to the Consolidated Financial Statements, as well as the increase in specific reserves as mentioned above. The increase in recovery of loan losses in 2017 reflects reductions in impaired loans as well as non-performing assets combined with a net recovery position in 2017.
New guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June, 2016. The standard will be effective for the Company beginning January 1, 2020. To implement the new standard, the Company will incur costs related to data collection and documentation, technology and training. For additional information, see Note 1 to the Consolidated Financial Statements.
The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2018, 2017, 2016, 2015, and 2014. The amount of allowance for loan losses allocated to each loan category is based on the amount of delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2018	2017	2016	2015	2014

Balance, beginning of period	$4,411	$4,505	$4,959	$5,080	$5,488

Loans charged-off:
Commercial, financial and agricultural	139	187	—	—	—
Real estate-construction and land development	—	19	—	166	482
Real estate-mortgage	24	56	535	199	891
Consumer and other	73	108	72	91	110
Total loans charged off	$236	$370	$607	$456	$1,483

Recoveries:
Commercial, financial and agricultural	$100	$44	$11	$181	$164
Real estate-construction and land development	266	535	144	75	26
Real estate-mortgage	106	277	132	257	444
Consumer and other	32	45	54	49	91
Total recoveries	$504	$901	$341	$562	$725
Net (recoveries) charge-offs	(268)	(531)	266	(106)	758
(Recovery of) provision for loan losses	777	(625)	(188)	(227)	350
Balance, end of period	$5,456	$4,411	$4,505	$4,959	$5,080

Ratio of allowance for loan losses to loans outstanding at period end	0.90%	0.78%	0.87%	1.00%	1.08%

Ratio of net (recoveries) charge offs to average loans outstanding during the period	(0.05)%	(0.1)%	0.05%	(0.02)%	0.16%

Allocation of Allowance for Loan Losses
(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction and Land Development		Real Estate Mortgage		Consumer and Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2018	$919	5.4%	$583	10.2%	$3,776	81.6%	$150	2.8%
December 31, 2017	570	6.6%	332	9.2%	3,381	82.1%	98	2.1%
December 31, 2016	235	5.9%	450	6.1%	3,514	85.1%	91	2.9%
December 31, 2015	211	5.9%	775	8.4%	3,590	82.5%	162	3.2%
December 31, 2014	464	6.0%	951	7.8%	3,324	82.8%	145	3.4%

Deposits
Total deposits were $703.1 million and $663.4 million at December 31, 2018 and 2017, respectively, which represents an increase of $39.7 million or 5.98% during 2018. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2018, 2017 and 2016.
Average Deposits and Rates Paid
(dollars in thousands)

	December 31,
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing	$246,056		$216,044		$195,428
Interest-bearing:
NOW accounts	91,353	0.35%	85,154	0.19%	81,966	0.11%
Money market accounts	132,136	0.62%	128,068	0.23%	117,210	0.17%
Regular savings accounts	104,473	0.15%	100,838	0.07%	87,035	0.06%
Time deposits:
$100,000 and more	70,778	0.97%	57,010	0.6%	44,193	0.58%
Less than $100,000	36,808	1.38%	39,319	0.58%	45,133	0.41%
Total interest-bearing	$435,548	0.57%	$410,389	0.26%	$375,537	0.21%
Total deposits	$681,604		$626,433		$570,965
Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $16.2 million or 6.89% from $235.0 million at December 31, 2017 to $251.2 million at December 31, 2018. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $23.5 million or 5.48% from $428.4 million at December 31, 2017 to $451.9 million at December 31, 2018. Total money market account balances increased $11.1 million or 8.56% from $129.5 million at December 31, 2017 to $140.6 million at December 31, 2018. Reciprocal money market accounts balances (included in total money market account balances) decreased from $20.3 million and $18.4 million at December 31, 2017 and December 31, 2018, respectively. The reciprocal certificates of deposit balance at December 31, 2018 and December 31, 2017 consists of money market accounts obtained through the ICS network. Total regular savings account balances increased $2.49 million or 2.43% from $102.2 million at December 31, 2017 to $104.6 million at December 31, 2018. Time deposits increased $9.67 million or 9.16% from $105.5 million at December 31, 2017 to $115.1 million at December 31, 2018.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000. Core deposits totaled $649.8 million or 92.42% and $620.4 million or 93.52% of total deposits at December 31, 2018 and 2017, respectively.
The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2018. The total amount maturing within one year is $71.7 million or 91.09% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater
(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits

December 31, 2018	$18,249	$13,233	$40,184	$7,013	$78,679	11.19%

CAPITAL RESOURCES
Total shareholders’ equity on December 31, 2018 was $87.6 million, reflecting a percentage of total assets of 10.96% as compared to $83.8 million and 10.95% at December 31, 2017. The common stock’s book value per share increased $1.18 or 4.84% to $25.58 per share at December 31, 2018 from $24.40 per share at December 31, 2017. During 2018, the Company paid $0.94 per share in dividends as compared to $0.88 per share for 2017 and $0.82 per share for 2016. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock. During 2018, the Company purchased 39,333 shares of its Common Stock under its stock repurchase program at an average price of $32.06. During 2017, the Company purchased 52,936 shares of its Common Stock under its stock repurchase program at an average price of $29.54. During 2016, the Company purchased 89,607 shares of its Common Stock under its stock repurchase program at an average price of $23.92. All of these shares were retired. As evidenced below, the Bank continues to be a well capitalized financial institution.
Analysis of Bank Capital
(dollars in thousands)

	December 31, 2018	December 31, 2017
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	9,773	9,773
Retained earnings	74,308	68,746
Total Tier 1 capital	$85,763	$80,201
Common equity Tier 1 capital	$85,763	$80,201
Tier 2 Capital:
Allowance for loan losses, including reserve for unfunded commitments	$5,474	$4,433
Total Tier 2 capital	$5,474	$4,433
Total risk-based capital	$91,237	$84,634

Risk weighted assets	$613,247	$569,375

Risk Based Capital Ratios:
Common equity Tier 1 capital ratio	13.99%	14.80%
Tier 1 risk-based capital ratio	13.99%	14.08%
Total risk-based capital ratio	14.88%	14.86%
Tier 1 leverage ratio	10.92%	10.86%

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
Effective January 1, 2015, the Federal Reserve issued final risk-based capital rules to align with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. These are the initial capital requirements, which were phased in over a four-year period. As fully phased in on January 1, 2019, the rules will require the Company and the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increased by the same amount each year until it was fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.
Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.
The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Bank at December 31, 2018 and 2017.
Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.
LIQUIDITY
Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2018 liquid assets totaled $242.3 million as compared to $275.9 million at December 31, 2017. These amounts represent 34.03% and 39.61% of total liabilities at December 31, 2018 and 2017, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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
The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2018.
Contractual Obligations and Scheduled Payments
(dollars in thousands)

	December 31, 2018
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
Operating leases	$200	$433	$440	$1,504	$2,577
	$200	$433	$440	$1,504	$2,577
The payments due on operating leases are discussed in Note 6 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As the holding company of the Bank, the Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. Note 13 to the Consolidated Financial Statements discusses derivative instruments and hedging activities of the Company which have historically been minimal, and there have been no derivative instruments since a single interest rate swap agreement expired on December 1, 2016.
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
The simulation analysis evaluates the potential effect of upward and downward changes in market interest rates on future net interest income. The Bank previously evaluated change in net interest income by gradually ramping rates up or down over a 12 or 24 month period. The Bank now views the immediate shock of rates as a more effective measure of interest rate risk exposure. The analysis assesses the impact on net interest income over a 12 month period after an immediate increase or “shock” in rates, of 100 basis points up to 400 basis points. The shock down 300 to 400 basis points analysis is not meaningful as interest rates are at historic lows and cannot decrease another 300 to 400 basis points and therefore only an immediate decrease or “shock” of 100 and 200 basis points is disclosed. The simulation analysis results are presented in the table below:
Year 1 Net Interest Income Simulation
(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-200 BP	$(1,965)	(6.54)%
-100 BP	(421)	(1.40)%
+100 BP	(313)	(1.04)%
+200 BP	(742)	(2.47)%
+300 BP	(1,040)	(3.46)%
+400 BP	(1,340)	(4.46)%
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
Static EVE Change
(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-200 BP Shock	$(33,881)	(26.40)%
-100 BP Shock	(10,990)	(8.60)%
+100 BP Shock	3,504	2.70%
+200 BP Shock	3,633	2.80%
+300 BP Shock	3,366	2.60%
+400 BP Shock	2,395	1.90%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Eagle Financial Services, Inc.
Berryville, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Eagle Financial Services, Inc.
Berryville, Virginia

Opinion on the Internal Control over Financial Reporting
We have audited Eagle Financial Services, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements of the Company, and our report dated March 15, 2019 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 15, 2019

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2018 and 2017
(dollars in thousands, except per share amounts)

	2018	2017
Assets
Cash and due from banks	$12,358	$10,578
Interest-bearing deposits with other institutions	5,995	22,094
Federal funds sold	—	3,176
Total cash and cash equivalents	18,353	35,848
Securities available for sale, at fair value	144,298	132,566
Restricted investments	1,170	1,107
Loans	606,827	568,817
Allowance for loan losses	(5,456)	(4,411)
Net loans	601,371	564,406
Bank premises and equipment, net	19,083	19,579
Other real estate owned, net of allowance	106	106
Other assets	15,236	12,139
Total assets	$799,617	$765,751
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$251,184	$234,990
Savings and interest bearing demand deposits	336,778	322,948
Time deposits	115,142	105,476
Total deposits	$703,104	$663,414
Federal funds purchased	1,871	—
Other liabilities	7,043	18,520
Total liabilities	$712,018	$681,934

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2018, 3,445,914 including 16,701 unvested restricted stock; issued and outstanding 2017, 3,449,027 including 14,401 unvested restricted stock	8,573	8,587
Surplus	11,992	12,075
Retained earnings	68,587	62,845
Accumulated other comprehensive (loss) income	(1,553)	310
Total shareholders’ equity	$87,599	$83,817
Total liabilities and shareholders’ equity	$799,617	$765,751
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2018, 2017, and 2016
(dollars in thousands, except per share amounts)

	2018	2017	2016
Interest and Dividend Income
Interest and fees on loans	$27,890	$24,821	$23,037
Interest and dividends on securities available for sale:
Taxable interest income	2,744	2,278	1,669
Interest income exempt from federal income taxes	1,051	1,034	925
Dividends	59	61	81
Interest on deposits in banks	176	156	73
Interest on federal funds sold	3	1	—
Total interest and dividend income	$31,923	$28,351	$25,785
Interest Expense
Interest on deposits	2,490	1,084	787
Interest on federal funds purchased	25	13	1
Interest on Federal Home Loan Bank advances	—	57	136
Interest on interest rate swap	—	—	143
Total interest expense	$2,515	$1,154	$1,067
Net interest income	$29,408	$27,197	$24,718
Provision For (Recovery Of) Loan Losses	777	(625)	(188)
Net interest income after provision for (recovery of) loan losses	$28,631	$27,822	$24,906
Noninterest Income
Income from fiduciary activities	$1,360	$1,238	$1,356
Service charges on deposit accounts	1,218	1,223	1,227
Other service charges and fees	4,173	3,878	3,713
(Loss) on the sale and disposal of bank premises and equipment	(3)	(12)	(10)
Gain (loss) on sale of securities	17	(10)	98
Other operating income	114	463	285
Total noninterest income	$6,879	$6,780	$6,669
Noninterest Expenses
Salaries and employee benefits	$14,083	$13,643	$13,015
Occupancy expenses	1,476	1,473	1,486
Equipment expenses	915	955	889
Advertising and marketing expenses	761	731	633
Stationery and supplies	195	173	201
ATM network fees	912	816	903
Other real estate owned expense	183	11	73
Loss (gain) on other real estate owned	866	(1)	90
FDIC assessment	225	222	304
Computer software expense	474	647	623
Bank franchise tax	583	534	501
Professional fees	1,036	1,007	949
Data processing fees	794	564	444
Other operating expenses	2,692	2,415	2,541
Total noninterest expenses	$25,195	$23,190	$22,652
Income before income taxes	$10,315	$11,412	$8,923
Income Tax Expense	1,314	3,626	2,553
Net income	$9,001	$7,786	$6,370
Earnings Per Share
Net income per common share, basic	$2.60	$2.24	$1.81
Net income per common share, diluted	$2.60	$2.24	$1.81
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017, and 2016
(dollars in thousands)

	2018	2017	2016
Net income	$9,001	$7,786	$6,370
Other comprehensive (loss) income:
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $0, ($1) and $0 for the years ended December 31, 2018, 2017, and 2016, respectively	—	(2)	—
Unrealized gain (loss) on available for sale securities, net of reclassification adjustments, net of deferred income tax of ($495), $147, and ($554) for the years ended December 31, 2018, 2017 and 2016, respectively	(1,863)	285	(1,075)
Total other comprehensive (loss) income	(1,863)	283	(1,075)
Total comprehensive income	$7,138	$8,069	$5,295
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2018, 2017, and 2016
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2015	$8,758	$13,730	$54,682	$1,051	$78,221
Net income			$6,370		6,370
Other comprehensive (loss)				(1,075)	(1,075)
Restricted stock awards, stock incentive plan (13,196 shares)	33	(33)			—
Income tax expense on vesting of restricted stock		2			2
Stock based compensation expense		314			314
Issuance of common stock, dividend investment plan (23,180 shares)	58	475			533
Issuance of common stock, employee benefit plan (3,326 shares)	8	73			81
Retirement of common stock (89,607 shares)	(224)	(1,919)			(2,143)
Dividends declared ($0.82 per share)			(2,887)		(2,887)
Balance, December 31, 2016	$8,633	$12,642	$58,165	$(24)	$79,416
Net income			7,786		7,786
Other comprehensive income				283	283
Reclassification of stranded tax effects from change in tax rate			(51)	51	—
Restricted stock awards, stock incentive plan (14,493 shares)	36	(36)			—
Stock-based compensation expense		382			382
Issuance of common stock, dividend investment plan (13,769 shares)	35	368			403
Issuance of common stock, employee benefit plan (5,958 shares)	15	151			166
Retirement of common stock (52,936 shares)	(132)	(1,432)			(1,564)
Dividends declared ($0.88 per share)			(3,055)		(3,055)
Balance, December 31, 2017	$8,587	$12,075	$62,845	$310	$83,817
Net income			9,001		9,001
Other comprehensive (loss)				(1,863)	(1,863)
Restricted stock awards, stock incentive plan (14,609 shares)	36	(36)			—
Stock-based compensation expense		518			518
Issuance of common stock, dividend investment plan (14,731 shares)	37	446			483
Issuance of common stock, employee benefit plan (4,580 shares)	11	152			163
Retirement of common stock (39,333 shares)	(98)	(1,163)			(1,261)
Dividends declared ($0.94 per share)			(3,259)		(3,259)
Balance, December 31, 2018	$8,573	$11,992	$68,587	$(1,553)	$87,599
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017, and 2016
(dollars in thousands)

	2018	2017	2016
Cash Flows from Operating Activities
Net income	$9,001	$7,786	6,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	925	946	932
Amortization of other assets	201	200	192
Provision for (recovery of) loan losses	777	(625)	(188)
Valuation adjustments other real estate owned	—	—	12
Loss (gain) on other real estate owned	866	(1)	90
Loss on the sale and disposal of premises and equipment	3	12	10
Loss on the sale of repossessed assets	—	6	1
(Gain) loss on the sale of securities	(17)	10	(98)
Fair value adjustment on derivative contract	—	—	(149)
Stock-based compensation expense	518	382	314
Premium amortization on securities, net	483	443	370
Deferred tax (benefit) expense	(399)	532	207
Changes in assets and liabilities:
(Increase) in other assets	(2,404)	(1,465)	(1,095)
(Decrease) increase in other liabilities	(11,477)	1,141	2,732
Net cash (used in) provided by operating activities	$(1,523)	$9,367	$9,700
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$16,604	$10,714	$23,535
Proceeds from the sale of securities available for sale	5,374	20,283	11,356
Purchases of securities available for sale	(36,534)	(43,797)	(40,418)
Proceeds from the sale of restricted securities	—	850	850
Purchases of restricted securities	(63)	(889)	(22)
Purchases of bank premises and equipment	(432)	(368)	(257)
Proceeds from the sale of other real estate owned	1,933	318	564
Proceeds from the sale of repossessed assets	4	3	4
Net (increase) in loans	(40,545)	(51,401)	(21,995)
Net cash (used in) investing activities	$(53,659)	$(64,287)	$(26,383)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$30,024	$42,143	$57,448
Net increase (decrease) in certificates of deposit	9,666	17,394	(4,289)
Net increase in federal funds purchased	1,871	—	—
Net (decrease) in Federal Home Loan Bank advances	—	—	(20,000)
Issuance of common stock, employee benefit plan	163	166	81
Retirement of common stock	(1,261)	(1,564)	(2,143)
Cash dividends paid	(2,776)	(2,652)	(2,354)
Net cash provided by financing activities	$37,687	$55,487	$28,743

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2018, 2017, and 2016
(dollars in thousands)

	2018	2017	2016
(Decrease) increase in cash and cash equivalents	$(17,495)	$567	$12,060
Cash and Cash Equivalents
Beginning	35,848	35,281	23,221
Ending	$18,353	$35,848	$35,281
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,458	$1,144	$1,099
Income taxes	$2,161	$2,744	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(2,358)	$432	$(1,629)
Minimum postretirement liability adjustment	$—	$3	$—
Other real estate and repossessed assets acquired in settlement of loans	$2,803	$57	$675
Loans made to finance the sale of other real estate owned	$—	$—	$315
Issuance of common stock, dividend investment plan	$483	$403	$533
Purchases of securities available for sale settled subsequent to year end	$—	$10,346	$9,826
See Notes to Consolidated Financial Statements

NOTE 1. Nature of Banking Activities and Significant Accounting Policies
Eagle Financial Services, Inc. (the “Company” or “Corporation”) and the Bank grant commercial, financial, agricultural, residential and consumer loans to customers in Virginia and the Eastern Panhandle of West Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers.
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
Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities are carried at fair value, with changes in fair value reported in income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
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
Reclassifications
Certain reclassifications have been made to the 2017 financial statements to conform to reporting for 2018. The results of the reclassifications are not considered material and had no effect on prior years' net income or shareholders' equity.

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

	2018	2017	2016
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,467,667	3,468,275	3,518,848
Effect of dilutive common stock	—	—	—
Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,467,667	3,468,275	3,518,848

There were no potentially dilutive securities outstanding in 2018, 2017 or 2016.

Comprehensive Income
Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, net of income taxes, are reported within the balance sheet as a separate component of shareholders’ equity. These changes, along with net income, are components of comprehensive income and are reported in the statement of comprehensive income. In addition to net income, the Company’s comprehensive income includes changes in the benefit obligations and plan assets for postretirement benefit plans and unrealized gains or losses on available for sale securities.
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
Stock Repurchase Program
On June 20, 2018, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2019. During 2018, the Company purchased 39,333 shares of its Common Stock under its stock repurchase program at an average price of $32.06. During 2017, the Company purchased 52,936 shares of its Common Stock under its stock repurchase program at an average price of $29.54. During 2016, the Company purchased 89,607 shares of its Common Stock under its stock repurchase program at an average price of $23.92. The maximum number of shares that may yet be purchased under the plan as of December 31, 2018 are 115,667.

Recently Adopted Accounting Standards

On January 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers: Topic 606." This ASU revised guidance for the recognition, measurement, and disclosure of revenue from contracts with customers. The original guidance was amended through subsequent accounting standard updates that resulted in technical corrections, improvements, and a one year deferral of the effective date to January 1, 2018. The guidance, as amended, is applicable to all entities and replaces significant portions of existing industry and transaction-specific revenue recognition rules with a more principles-based recognition model. Most revenue associated with financial instruments, including interest income, loan origination fees, and credit card fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, financial guarantees, and sales of financial instruments are similarly excluded from the scope. The guidance is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, and merchant income. The Company adopted this guidance via the modified retrospective approach, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application.

Since the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the new guidance did not have a material impact on revenue most closely associated with financial instruments, including interest income and expense. The Company completed its overall assessment of revenue streams and review of related contracts potentially affected by the ASU, including trust and asset management fees, deposit related fees, interchange fees, and merchant income. The Company also completed an evaluation of certain costs related to these revenue streams to determine whether such costs should be presented gross versus net. Based on these assessments, the Company concluded that ASU 2014-09 did not materially change the method in which the Company currently recognizes revenue for these revenue streams. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Refer to Note 19 of the Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The FASB made subsequent amendments to Topic 842 in July 2018 through ASU 2018-10 (“Codification Improvements to Topic 842, Leases.”) and ASU 2018-11 (“Leases (Topic 842): Targeted Improvements.”) Among these amendments is the provision in ASU 2018-11 that provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). While the Company has evaluated this ASU and the effect of related disclosures, the Company expects that the primary effect of adoption will be to require recording a right-of-use asset and corresponding lease obligation for the current operating lease, which is estimated at approximately $3.8 million, as of the adoption of this standard.

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet monthly to address the compliance requirements. Historic loan data has been gathered and reviewed for completeness and accuracy. In addition, the committee has selected a third-party that will assist in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard by the second quarter of 2019.
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

NOTE 2. Securities
Amortized costs and fair values of securities available for sale at December 31, 2018 and 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,183	$29	$(481)	$21,731
Mortgage-backed securities	77,976	145	(1,638)	76,483
Obligations of states and political subdivisions	46,159	394	(469)	46,084
	$146,318	$568	$(2,588)	$144,298
	December 31, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,565	$213	$(258)	$21,520
Mortgage-backed securities	61,464	126	(346)	61,244
Obligations of states and political subdivisions	49,199	789	(186)	49,802
	$132,228	$1,128	$(790)	$132,566

Carrying amounts of restricted securities at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	686	623
Community Bankers’ Bank Stock	140	140
	$1,170	$1,107

The amortized cost and fair value of securities available for sale at December 31, 2018, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,356	$1,361
Due after one year through five years	12,011	12,043
Due after five years through ten years	49,511	48,933
Due after ten years	83,440	81,961
	$146,318	$144,298
During the twelve months ended December 31, 2018, the Company sold $5.4 million in available for sale securities with gross gains of $62 thousand and gross losses of $45 thousand. During the twelve months ended December 31, 2017, the Company sold $20.3 million in available for sale securities with gross gains of $94 thousand and gross losses of $104 thousand. During the twelve months ended December 31, 2016, the Company sold $11.4 million in available for sale securities with gross gains of $108 thousand and gross losses of $10 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at December 31, 2018 and 2017 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,973	$6	$13,710	$475	$15,683	$481
Mortgage-backed securities	16,659	332	42,966	1,306	59,625	1,638
Obligations of states and political subdivisions	3,594	52	12,864	417	16,458	469
	$22,226	$390	$69,540	$2,198	$91,766	$2,588
	December 31, 2017
	(in thousands)
Obligations of U.S. government corporations and agencies	$4,455	$58	$7,810	$200	$12,265	$258
Mortgage-backed securities	11,885	59	17,931	287	29,816	346
Obligations of states and political subdivisions	4,071	27	4,692	159	8,763	186
	$20,411	$144	$30,433	$646	$50,844	$790

Gross unrealized losses on available for sale securities included ninety-five (95) and fifty-four (54) debt securities at December 31, 2018 and December 31, 2017, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2018 and December 31, 2017 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary and management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $2.9 million at December 31, 2018 were pledged for various purposes required by law.

NOTE 3. Loans
The composition of loans at December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$54,675	$43,786
Secured by farmland	7,251	8,568
Secured by 1-4 family residential properties	221,861	223,210
Multifamily	7,923	4,095
Commercial	265,595	239,915
Commercial and industrial loans	33,086	37,427
Consumer installment loans	8,470	10,187
All other loans	8,454	2,050
Total loans	$607,315	$569,238
Net deferred loan fees	(488)	(421)
Allowance for loan losses	(5,456)	(4,411)
Net Loans	$601,371	$564,406

NOTE 4. Allowance for Loan Losses
Changes in the allowance for loan losses for the years December 31, 2018, 2017 and 2016 were as follows:

	December 31,
	2018	2017	2016
		(in thousands)
Balance, beginning	$4,411	$4,505	$4,959
Provision for (recovery of) loan losses	777	(625)	(188)
Recoveries added to the allowance	504	901	341
Loan losses charged to the allowance	(236)	(370)	(607)
Balance, ending	$5,456	$4,411	$4,505

Nonaccrual and past due loans by class at December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$127	$—	$—	$127	$32,959	$33,086	$—	$1,081
Commercial Real Estate:
Owner Occupied	—	—	—	—	136,309	136,309	—	—
Non-owner occupied	—	—	—	—	129,286	129,286	—	364
Construction and Farmland:
Residential	—	—	—	—	6,706	6,706	—	—
Commercial	—	—	—	—	55,220	55,220	—	—
Consumer:
Installment	4	—	—	4	8,466	8,470	—	—
Residential:
Equity Lines	—	—	—	—	32,815	32,815	—	92
Single family	960	196	900	2,056	186,990	189,046	695	581
Multifamily	—	—	—	—	7,923	7,923	—	—
All Other Loans	—	—	—	—	8,454	8,454	—	—
Total	$1,091	$196	$900	$2,187	$605,128	$607,315	$695	$2,118

	December 31, 2017
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$75	$10	$142	$227	$37,200	$37,427	$—	$594
Commercial Real Estate:
Owner Occupied	—	—	—	—	127,018	127,018	—	—
Non-owner occupied	—	368	—	368	112,529	112,897	—	767
Construction and Farmland:
Residential	—	—	—	—	3,214	3,214	—	—
Commercial	187	—	—	187	48,953	49,140	—	—
Consumer:
Installment	17	—	2	19	10,168	10,187	—	13
Residential:
Equity Lines	18	—	—	18	32,820	32,838	—	44
Single family	829	572	4,060	5,461	184,911	190,372	—	4,921
Multifamily	—	—	—	—	4,095	4,095	—	—
All Other Loans	—	—	—	—	2,050	2,050	—	—
Total	$1,126	$950	$4,204	$6,280	$562,958	$569,238	$—	$6,339

Allowance for loan losses by segment at December 31, 2018, December 31, 2017 and December 31, 2016 were as follows:

	As of and for the Twelve Months Ended
	December 31, 2018
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Charge-Offs	—	(24)	—	(139)	(33)	(40)	—	(236)
Recoveries	266	28	78	100	19	13	—	504
Provision (recovery)	(15)	30	283	388	(2)	95	(2)	777
Ending balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Ending balance: Individually evaluated for impairment	$—	$119	$193	$650	$—	$—	$—	$962
Ending balance: collectively evaluated for impairment	$583	$1,669	$1,795	$269	$53	$97	$28	$4,494
Loans:
Ending balance	$61,926	$229,784	$265,595	$33,086	$8,470	$8,454	$—	$607,315
Ending balance individually evaluated for impairment	$280	$4,044	$2,919	$1,316	$—	$—	$—	$8,559
Ending balance collectively evaluated for impairment	$61,646	$225,740	$262,676	$31,770	$8,470	$8,454	$—	$598,756

	As of and for the Twelve Months Ended
	December 31, 2017
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Charge-Offs	(19)	(55)	(1)	(187)	(59)	(49)	—	(370)
Recoveries	535	212	65	44	40	5	—	901
Provision (recovery)	(634)	(395)	41	478	19	51	(185)	(625)
Ending balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Ending balance: Individually evaluated for impairment	$—	$195	$59	$195	$9	$—	$—	$458
Ending balance: collectively evaluated for impairment	$332	$1,559	$1,568	$375	$60	$29	$30	$3,953
Loans:
Ending balance	$52,354	$227,305	$239,915	$37,427	$10,187	$2,050	$—	$569,238
Ending balance individually evaluated for impairment	$315	$8,315	$1,904	$858	$34	$—	$—	$11,426
Ending balance collectively evaluated for impairment	$52,039	$218,990	$238,011	$36,569	$10,153	$2,050	$—	$557,812

	As of and for the Twelve Months Ended
	December 31, 2016
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$775	$2,322	$1,268	$211	$109	$53	$221	$4,959
Charge-Offs	—	(535)	—	—	(30)	(42)	—	(607)
Recoveries	144	124	8	11	49	5	—	341
Provision (recovery)	(469)	81	246	13	(59)	6	(6)	(188)
Ending balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Ending balance: Individually evaluated for impairment	$—	$268	$102	$15	$—	$—	$—	$385
Ending balance: collectively evaluated for impairment	$450	$1,724	$1,420	$220	$69	$22	$215	$4,120
Loans:
Ending balance	$31,791	$231,532	$208,525	$30,341	$12,677	$2,259	$—	$517,125
Ending balance individually evaluated for impairment	$1,320	$8,608	$2,864	$581	$7	$—	$—	$13,380
Ending balance collectively evaluated for impairment	$30,471	$222,924	$205,661	$29,760	$12,670	$2,259	$—	$503,745

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

The following table represents the effect on the loan loss provision for the twelve months ended December 31, 2018 as a result of the change in allowance methodology from that used in prior periods.

(in thousands)	Calculated Provision Based on Current Methodology	Calculated Provision Based on Prior Methodology	Difference
Portfolio Segment:
Construction and Farmland	$(15)	$(197)	$182
Residential Real Estate	30	(161)	191
Commercial Real Estate	283	140	143
Commercial	388	326	62
Consumer	(2)	(7)	5
All Other Loans	95	102	(7)
Total, excluding unallocated	$779	$203	$576

Impaired loans by class at December 31, 2018 and December 31, 2017 were as follows:

	As of and for the Year Ended
	December 31, 2018
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$564	$356	$—	$422	$25
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	558	501	—	511	4
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	332	281	—	297	27
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	468	92	—	93	—
Single family	2,616	2,499	—	2,565	101
Multifamily	284	286	—	289	14
Other Loans	—	—	—	—	—
	$4,822	$4,015	$—	$4,177	$171
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$971	$960	$650	$1,063	$60
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	2,418	2,425	193	2,454	101
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	—	—	—	—	—
Single family	1,242	1,190	119	1,204	51
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,631	$4,575	$962	$4,721	$212
Total:
Commercial	$1,535	$1,316	$650	$1,485	$85
Commercial Real Estate	2,976	2,926	193	2,965	105
Construction and Farmland	332	281	—	297	27
Consumer	—	—	—	—	—
Residential	4,610	4,067	119	4,151	166
Other	—	—	—	—	—
Total	$9,453	$8,590	$962	$8,898	$383
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

For the year ended December 31, 2016, the average recorded investment of impaired loans was $13.7 million. The interest income recognized on impaired loans was $415 thousand in 2016.

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

Credit quality information by class at December 31, 2018 and December 31, 2017 was as follows:

	As of
	December 31, 2018
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$28,699	$2,292	$995	$1,100	$—	$—	$33,086
Commercial Real Estate:
Owner Occupied	110,418	16,665	9,187	39	—	—	136,309
Non-owner occupied	106,658	17,139	3,397	2,092	—	—	129,286
Construction and Farmland:
Residential	2,295	1,120	3,291	—	—	—	6,706
Commercial	16,682	22,533	15,658	347	—	—	55,220
Residential:
Equity Lines	31,813	910	—	16	76	—	32,815
Single family	172,360	11,567	2,704	2,270	145	—	189,046
Multifamily	7,160	479	—	284	—	—	7,923
All other loans	8,435	19	—	—	—	—	8,454
Total	$484,520	$72,724	$35,232	$6,148	$221	$—	$598,845

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$8,466	$4

	As of
	December 31, 2017
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$33,279	$1,788	$1,748	$612	$—	$—	$37,427
Commercial Real Estate:
Owner Occupied	112,649	10,893	3,146	330	—	—	127,018
Non-owner occupied	82,050	17,992	12,088	767	—	—	112,897
Construction and Farmland:
Residential	2,614	600	—	—	—	—	3,214
Commercial	30,093	17,069	1,663	315	—	—	49,140
Residential:
Equity Lines	32,495	299	—	—	44	—	32,838
Single family	177,829	5,869	155	6,327	192	—	190,372
Multifamily	3,588	—	507	—	—	—	4,095
All other loans	2,050	—	—	—	—	—	2,050
Total	$476,647	$54,510	$19,307	$8,351	$236	$—	$559,051

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$10,168	$19
Zero consumer loans were rated below Pass at December 31, 2018. Three consumer loan totaling $13 thousand was rated below Pass at December 31, 2017.

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

There were nineteen (19) troubled debt restructured loans totaling $3.8 million at December 31, 2018. At December 31, 2017, there were twenty-one (21) troubled debt restructured loans totaling $4.4 million. Two loans, totaling $118 thousand, were in nonaccrual status at December 31, 2018. One loan, totaling $44 thousand, was in nonaccrual status at December 31, 2017. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2018 or December 31, 2017.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the years ended December 31, 2018, 2017 and 2016:

		For the Year Ended
		December 31, 2018
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

During the twelve months ended December 31, 2018 , the Company restructured one single family residential loan by granting a concession to the borrower experiencing financial difficulty by extending the maturity date.

During the twelve months ended December 31, 2017, the Company restructured one consumer installment loan by consolidating debt and reducing the interest rate.

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
December 31, 2018
(in thousands)
	Number of Contracts	Recorded Investment
Total	—	$—

For the Year Ended
December 31, 2017
(in thousands)
	Number of Contracts	Recorded Investment
Total	—	$—

For the Year Ended
December 31, 2016
(in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	2	$588
Total	2	$588

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve month period subsequent to the modification.

NOTE 6. Bank Premises and Equipment, Net
The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(in thousands)
Land	$6,729	$6,729
Buildings and improvements	18,100	17,970
Furniture and equipment	7,312	7,100
	$32,141	$31,799
Less accumulated depreciation	13,058	12,220
Bank premises and equipment, net	$19,083	$19,579
Depreciation expense on buildings and improvements was $483 thousand, $484 thousand, and $484 thousand for the years ended 2018, 2017, and 2016, respectively. Depreciation expense on furniture and equipment was $442 thousand, $462 thousand, and $448 thousand for the years ended 2018, 2017, and 2016, respectively.
As of December 31, 2018, one facility was under an operating lease, which expires in 2030. This lease requires payment of certain operating expenses and contains renewal options. The total minimum rental commitment at December 31, 2018 under this lease was due as follows:

December 31, 2018
(in thousands)
2019	$200
2020	213
2021	220
2022	220
2023	220
Thereafter	1,504
$2,577
The total building and equipment rental expense was $230 thousand, $232 thousand, and $236 thousand in 2018, 2017, and 2016, respectively.

NOTE 7. Deposits
The composition of deposits at December 31, 2018 and December 31, 2017 was as follows:

	December 31,
	2018	2017
	(in thousands)
Noninterest bearing demand deposits	$251,184	$234,990
Savings and interest bearing demand deposits:
NOW accounts	$91,549	$91,288
Money market accounts	140,581	129,497
Regular savings accounts	104,648	102,163
	$336,778	$322,948
Time deposits:
Balances of less than $250,000	$62,063	$62,681
Balances of $250,000 and more	53,079	42,795
	$115,142	$105,476
	$703,104	$663,414

Money market accounts include $18.4 million and $20.3 million in reciprocal deposits at December 31, 2018 and 2017, respectively. Time deposits with balances of less than $250,000 include $212 thousand and $210 thousand in reciprocal certificates of deposit at December 31, 2018 and 2017, respectively. There were no time deposits with balances of $250,000 or more in reciprocal certificates of deposit at December 31, 2018 and 2017, respectively.

The outstanding balance of time deposits at December 31, 2018 was due as follows:

December 31, 2018
(in thousands)
2019	$99,562
2020	7,033
2021	5,715
2022	1,732
2023	1,091
Thereafter	9
$115,142
Deposit overdrafts reclassified as loans totaled $183 thousand and $115 thousand at December 31, 2018 and 2017, respectively.

NOTE 8. Borrowings
The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased and Federal Home Loan Bank advances.
Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 15. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(dollars in thousands)
Balance at year-end	$1,871	$—
Average balance during the year	$964	$823
Average interest rate during the year	2.63%	1.64%
Maximum month-end balance during the year	$7,820	$3,413
Gross lines of credit at year-end	$28,000	$28,000
Unused lines of credit at year-end	$26,129	$28,000
As of December 31, 2018, the Company also had a $5.0 million unused line of credit, in addition to the $28.0 million in federal funds lines of credit listed in the table above.
As of December 31, 2018, Company had remaining credit availability in the amount of $169.6 million with the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. The amount of the available credit is also limited to 20% of total Bank assets.
The Company had no borrowings with the FHLB at December 31, 2018 or December 31, 2017. The Company had a $25.0 million irrevocable letter of credit at December 31, 2018 with the FHLB to secure public deposits.

NOTE 9. Income Taxes
The Company files income tax returns with the United States of America,the Commonwealth of Virginia and West Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2015.
The net deferred tax asset at December 31, 2018 and 2017 consisted of the following components:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,141	$922
Deferred compensation	92	72
Accrued postretirement benefits	23	23
Home equity origination costs	51	46
Nonaccrual interest	41	101
Securities available for sale	424	—
Credit carryforward	216	—
Other	54	53
	$2,042	$1,217
Deferred tax liabilities:
Property and equipment	$508	$506
Securities available for sale	—	71
	$508	$577
Net deferred tax asset	$1,534	$640
The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.
Income tax expense for the years ended December 31, 2018, 2017 and 2016 consisted of the following components:

	December 31,
	2018	2017	2016
	(in thousands)
Current tax expense	$1,713	$3,094	$2,346
Deferred tax (benefit) expense	(399)	135	207
Deferred tax adjustment for enacted rate change	—	397	—
	$1,314	$3,626	$2,553
The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2018, 2017 and 2016.

	December 31,
	2018	2017	2016
	(in thousands)
Statutory federal corporate tax amount	$2,166	$3,880	$3,034
Tax-exempt interest (income)	(301)	(417)	(387)
Officer insurance loss (income)	13	(92)	15
Net tax credits	(605)	(165)	(126)
Corporate tax rate change	—	397	—
Other, net	41	23	17
	$1,314	$3,626	$2,553

The effective tax rates were 12.74%, 31.77%, and 28.62%, for years ended December 31, 2018, 2017, and 2016, respectively. The decrease in the 2018 effective tax rate resulted from two factors. First, the corporate income tax rate was reduced from 34% to 21%, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. The effective tax rate is also impacted by tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits. During the third quarter of 2018, one of the Company’s rehabilitation tax credit investments was finalized and the total amount of credits to be received was determined and certified. The increase in the 2017 effective tax rate resulted mostly from the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The Company's deferred tax assets and liabilities were adjusted at December 31, 2017, for the reduction of our applicable corporate income tax rate from 34% to 21%, effective January 1, 2018. This adjustment resulted in a write-down of our net deferred tax assets and an increase in our federal income tax expense of $397 thousand.

NOTE 10. Stock-Based Compensation

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than nine months. During 2018, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a one year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. Vesting schedules were unchanged from the two prior years. The following table presents the activity for Restricted Stock for the years ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended
	December 31,
	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	14,401	$24.68	14,901	$23.05	14,401	$22.98
Granted	16,950	32.84	14,650	27.46	14,650	23.07
Vested	(14,609)	28.38	(14,493)	25.90	(13,196)	23.00
Forfeited	(41)	25.50	(657)	23.00	(954)	23.00
Nonvested, end of period	16,701	$29.72	14,401	$24.68	14,901	$23.05

The Company recognizes compensation expense over the vesting period based on the fair value of the Company's stock on the grant date. Compensation expense was $518 thousand, $382 thousand, and $314 thousand during December 31, 2018, 2017, and 2016, respectively. The total grant date fair value of Restricted Stock which vested was $415 thousand and $375 thousand for the years ended December 31, 2018 and 2017, respectively. The total vest date fair value of Restricted Stock which vested was $473 thousand and $398 thousand for the years ended December 31, 2018 and 2017, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $106 thousand at December 31, 2018. This amount is expected to be recognized over a weighted average period of one year. The Company's policy is to recognize forfeitures as they occur.

NOTE 11. Employee Benefits
The Company has established an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2018, 2017, and 2016.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. Prior to January 1, 2007, the Company matched 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by the Company’s employee stock ownership plan (ESOP), supplemented, as needed, by newly issued shares. In conjunction with amending the pension plan, the 401(k) plan was amended, effective January 1, 2007, to include a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each December 31st, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Also, each December 31st, qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $1.0 million in 2018, $1.0 million in 2017, and $990 thousand in 2016.
The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $49 thousand and $56 thousand at December 31, 2018 and 2017, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $29 thousand in 2018, $29 thousand in 2017, and $29 thousand in 2016. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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
As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2018 and 2017, the amount of daily average required balances were approximately $1.6 million and $1.5 million, respectively. For both periods, these required amounts were met by vault cash and no additional amount was required to be on deposit with the Federal Reserve Bank. In addition, the Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $250 thousand at December 31, 2018 and 2017.
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

The following tables present the effect of the derivative instrument on the Consolidated Statements of Income for the year ended December 31, 2016:

Derivatives not designated as hedging instruments under GAAP	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2016
		(dollars in thousands)
Interest rate swap contracts, net of tax	Other operating income	149

NOTE 14. Transactions with Directors and Officers
The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $4.1 million and $4.1 million at December 31, 2018 and 2017, respectively. These balances reflect total principal additions of $5.2 million and total principal payments of $5.2 million, during 2018. The aggregate balance of deposits from directors, principal officers and their related parties was $21.2 million and $19.4 million at December 31, 2018 and 2017, respectively. Adjustments were made to prior year amounts for directors and officers that are no longer considered to be related parties.

NOTE 15. Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Effective January 1, 2015, the Federal Reserve issued a final rule that made technical changes to its market risk capital rules to align them with the BASEL III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The phase-in period for the final rules began January 1, 2015 with full compliance with the final rules phased in by January 1, 2019. As a part of this final rule, the Bank was required to begin calculating and disclosing Common Equity Tier 1 Capital to risk weighted assets in 2015. In addition to the minimum regulatory capital required for capital adequacy purposes , the Bank is required to maintain a minimum Capital Conservation Buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the Capital Conservation Buffer was 0.625% on January 1, 2016 and has increased by 0.625% each year until it reached 2.5% on January 1, 2019. The Capital Conservation Buffer is applicable to all ratios except the leverage ratio, which is noted below as Tier 1 Capital to Average Assets. The Bank's institution specific capital conservation buffer at December 31, 2018 was 6.88%.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes the Bank met all capital adequacy requirements to which it was subject at December 31, 2018 and 2017.

At December 31, 2018, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Company’s and the Bank’s actual capital amounts and ratios at December 31, 2018 and 2017:

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2018:
Common Equity Tier 1 Capital to Risk
Weighted Assets
Bank of Clarke County	$85,763	13.99%	$27,596	4.50%	$39,861	6.50%
Total Capital to Risk Weighted Assets
Bank of Clarke County	$91,237	14.88%	$49,060	8.00%	$61,325	10.00%
Tier 1 Capital to Risk Weighted Assets
Bank of Clarke County	$85,763	13.99%	$36,795	6.00%	$49,060	8.00%
Tier 1 Capital to Average Assets
Bank of Clarke County	$85,763	10.92%	$31,424	4.00%	$39,280	5.00%

December 31, 2017:
Common Equity Tier 1 Capital to Risk
Weighted Assets
Bank of Clarke County	$80,150	14.08%	$25,622	4.50%	$37,009	6.50%
Total Capital to Risk Weighted Assets
Bank of Clarke County	$84,583	14.86%	$45,550	8.00%	$56,938	10.00%
Tier 1 Capital to Risk Weighted Assets
Bank of Clarke County	$80,150	14.08%	$34,163	6.00%	$45,550	8.00%
Tier 1 Capital to Average Assets
Bank of Clarke County	$80,150	10.86%	$29,511	4.00%	$36,889	5.00%

NOTE 16. Restrictions On Dividends, Loans and Advances
Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid at any date is generally limited to the lesser of the Bank’s retained earnings or the three preceding years’ undistributed net income of the Bank. Loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. Capital stock and surplus is defined as tier 1 and tier 2 capital under the risk-based capital guidelines. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.
At December 31, 2018, the Bank’s retained earnings available for the payment of dividends to the Company was $11.8 million. Accordingly, $72.4 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2018. Funds available for loans or advances by the Bank to the Company amounted to $9.1 million at December 31, 2018.

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
At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2018	2017
	(dollar in thousands)
Commitments to extend credit	$21,616	$3,959
Unfunded commitments under lines of credit	105,902	108,483
Commercial and standby letters of credit	6,380	8,437
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
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2018, $5.5 million of the outstanding letters of credit were collateralized.
The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2018 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.6 million.

NOTE 19. Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”, and all subsequent amendments to the ASU No. 2014-09. Using Topic 606 guidelines, the Company concluded that Topic 606 applies to noninterest income excluding certain out-of-scope revenue streams (e.g. gains on securities transactions, bank owned life insurance income, etc.).

Income from Fiduciary Activities
Trust asset management fee income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives.  Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Service Charges on Deposit Accounts
Service charges on deposit accounts are principally comprised of overdrawn account fees and account maintenance charges. The Company’s performance obligations on revenue generated from deposit accounts are generally satisfied immediately, when the transaction occurs, or by month-end. Typically, the duration of a contract does not extend beyond the services performed. Due to the short duration of most customer contracts which generate these sources of noninterest income, no significant judgments must be made in the determination of the amount and timing of revenue recognized.

Other Service Charges and Fees
The majority of the Company’s noninterest income is derived from short term contracts associated with services provided for other ancillary services such as ATM fees, brokerage commissions and wire transfer fees. The Company’s performance obligations on revenue generated from these ancillary services are generally satisfied immediately, when the transaction occurs, or by month-end. Typically, the duration of a contract does not extend beyond the services performed. Due to the short duration of most customer contracts which generate these sources of noninterest income, no significant judgments must be made in the determination of the amount and timing of revenue recognized.

The Company earns interchange fees from credit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized no less than monthly.

Noninterest income disaggregated by major source, for the years ended December 31, 2018, 2017 and 2016, consisted of the following:

	December 31,
	2018	2017	2016
	(dollar in thousands)
Noninterest income:
Income from fiduciary activities(1):
Trust asset management fees	$1,360	$1,238	$1,356
Service charges on deposit accounts(1):
Overdrawn account fees	995	999	1,003
Monthly and other service charges	223	224	224
Other service charges and fees:
Interchange fees (1)	361	331	296
ATM fees (1)	2,240	2,046	2,056
Brokerage commissions (1)	831	865	744
Other charges and fees (2)	741	636	617
(Loss) on the sale and disposal of bank premises and equipment (1)	(3)	(12)	(10)
Gain (loss) on sale of securities	17	(10)	98
Other operating income (3)	114	463	285
Total noninterest income	$6,879	$6,780	$6,669

(1) Income within the scope of Topic 606.

(2) Includes income within the scope of Topic 606 of $671 thousand, $583 thousand, and $565 thousand for the years ended December 31, 2018, 2017, and 2016, respectively. The remaining balance is outside the scope of Topic 606.

(3) Includes income within the scope of Topic 606 of $153 thousand, $190 thousand, and $159 thousand for the years ended December 31, 2018 2017, and 2016, respectively. The remaining balance is outside the scope of Topic 606.

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018 and December 31, 2017, the Company did not have any significant contract balances.

NOTE 20. Quarterly Condensed Statements of Income - Unaudited
The Company’s quarterly net income, net income per common share and dividends per common share during 2018, 2017 and 2016 are summarized as follows:

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$7,475	$7,994	$8,131	$8,323
Net interest income after provision for loan losses	6,844	7,518	7,286	6,983
Noninterest income	1,801	1,665	1,804	1,609
Noninterest expenses	5,630	6,166	7,310	6,089
Income before income taxes	3,015	3,017	1,780	2,503
Net income	2,539	2,521	1,860	2,081
Net income per common share, basic	0.73	0.73	0.54	0.60
Net income per common share, diluted	0.73	0.73	0.54	0.60
Dividends per common share	0.23	0.23	0.24	0.24

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,566	$7,004	$7,458	$7,323
Net interest income after (recovery of) loan losses	6,890	6,985	7,109	6,838
Noninterest income	1,673	1,598	1,617	1,892
Noninterest expenses	5,711	5,747	5,909	5,823
Income before income taxes	2,852	2,836	2,817	2,907
Net income	2,042	2,027	2,007	1,710
Net income per common share, basic	0.59	0.58	0.58	0.49
Net income per common share, diluted	0.59	0.58	0.58	0.49
Dividends per common share	0.22	0.22	0.22	0.22

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,421	$6,642	$6,279	$6,443
Net interest income after (recovery of) loan losses	6,035	6,345	6,162	6,364
Noninterest income	1,635	1,738	1,687	1,609
Noninterest expenses	5,554	5,832	5,871	5,395
Income before income taxes	2,116	2,251	1,978	2,578
Net income	1,525	1,610	1,430	1,805
Net income per common share, basic	0.43	0.46	0.40	0.52
Net income per common share, diluted	0.43	0.46	0.40	0.52
Dividends per common share	0.20	0.20	0.20	0.22

NOTE 21. Fair Value Measurements
GAAP requires the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants as of the measurement date.
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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017:

		Fair Value Measurements at
		December 31, 2018
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$21,731	$—	$21,731	$—
Mortgage-backed securities	76,483	—	76,483	—
Obligations of states and political subdivisions	46,084	—	46,084	—
Total assets at fair value	$144,298	$—	$144,298	$—
Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

		Fair Value Measurements at
		December 31, 2017
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$21,520	$—	$21,520	$—
Mortgage-backed securities	61,244	—	61,244	—
Obligations of states and political subdivisions	49,802	—	49,259	543
Total assets at fair value	$132,566	$—	$132,023	$543
Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2018 and 2017.

	Level 3 Recurring Fair Value Measurements
	As of and for the Year Ended
	December 31, 2018	December 31, 2017
	(in thousands)
Beginning balance	$543	$614
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(543)	(71)
Total assets at fair value	$—	$543
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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2018 and December 31, 2017:

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2018
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	0% - 12%	8%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2017
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	6% - 12%	7%
Impaired loans	Present value of cash flows	Discount rate	4% - 10%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2018 and December 31, 2017:

		Carrying value at
		December 31, 2018
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,598	$—	$—	$3,598
Nonfinancial Assets:
Other real estate owned	106	—	—	106
		Carrying value at
		December 31, 2017
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,248	$—	$—	$2,248
Nonfinancial Assets:
Other real estate owned	106	—	—	106

With the adoption of ASU 2016-01, the Company is no longer required to disclose the methods and significant assumptions used in estimating the fair value of financial instruments measured at amortized cost on the balance sheet. The amendments in the ASU also require the Company to measure the fair value of financial instruments using the exit price notion consistent with ASC Topic 820, Fair Value Measurement. Prior to adoption on January 1, 2018, fair value was calculated using an entry price notion. For this reason, December 31, 2018 and 2017 are not considered to be comparable.
The carrying amount and fair value of the Company’s financial instruments at December 31, 2018 and 2017 were as follows:

	Fair Value Measurements at
	December 31, 2018
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
	(in thousands)
Financial Assets:
Cash and short-term investments	$18,353	$18,353	$—	$—	$18,353
Securities	144,298	—	144,298	—	144,298
Restricted Investments	1,170	—	1,170	—	1,170
Loans, net	601,371	—	—	592,566	592,566
Bank owned life insurance	447	—	447	—	447
Accrued interest receivable	2,222	—	2,222	—	2,222

Financial Liabilities:
Deposits	$703,104	$—	$703,323	$—	$703,323
Federal funds purchased	1,871	—	1,871	—	1,871
Accrued interest payable	101	—	101	—	101

	Fair Value Measurements at
	December 31, 2017
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
	(in thousands)
Financial assets:
Cash and short-term investments	$35,848	$35,848	$—	$—	$35,848
Securities	132,566	—	132,023	543	132,566
Restricted Investments	1,107	—	1,107	—	1,107
Loans, net	564,406	—	—	559,665	559,665
Bank owned life insurance	1,955	—	1,955	—	1,955
Accrued interest receivable	486	—	486	—	486

Financial liabilities:
Deposits	$663,414	$—	$662,696	$—	$662,696
Accrued interest payable	44	—	44	—	44

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

Changes to accumulated other comprehensive income (loss) by components are shown in the following tables for the years ended December 31, 2018, 2017, and 2016:

	Twelve Months Ended
	December 31,
	2018			2017			2016
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$266	$44	$310	$(63)	$39	$(24)	$1,012	$39	$1,051
Other comprehensive (loss) income before reclassifications	(2,341)	—	(2,341)	422	4	426	(1,531)	—	(1,531)
Reclassifications from other comprehensive (loss) income	(17)	—	(17)	10	(7)	3	(98)	—	(98)
Reclassification of stranded tax effects from change in tax rate	—	—	—	44	7	51	—	—	—
Tax effect of current period changes	495	—	495	(147)	1	(146)	554	—	554
Current period changes net of taxes	(1,863)	—	(1,863)	329	5	334	(1,075)	—	(1,075)
December 31	$(1,597)	$44	$(1,553)	$266	$44	$310	$(63)	$39	$(24)

For the years ended December 31, 2018, 2017, and 2016, $17 thousand, $(10) thousand, and $98 thousand, respectively, was reclassified out of comprehensive income and appeared as Gain (loss) on sale of securities in the Consolidated Statement of Income. The tax expense (benefit) related to these reclassifications was $4 thousand, $(4) thousand, and $33 thousand for the years ended December 31, 2018, 2017, and 2016, respectively. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

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

NOTE 23. Condensed Financial Information – Parent Company Only
EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Balance Sheets
December 31, 2018 and 2017
(dollars in thousands)

	2018	2017
Assets
Cash held in subsidiary bank	$402	$426
Loans, net of allowance	2,896	2,825
Investment in subsidiaries, at cost, plus undistributed net income	84,210	80,459
Other assets	91	107
Total assets	$87,599	$83,817

Liabilities and Shareholders’ Equity
Total liabilities	$—	$—

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,573	8,587
Surplus	11,992	12,075
Retained earnings	68,587	62,845
Accumulated other comprehensive (loss) income	(1,553)	310
Total shareholders’ equity	$87,599	$83,817
Total liabilities and shareholders’ equity	$87,599	$83,817

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2018, 2017, and 2016
(dollars in thousands)

	2018	2017	2016
Income
Dividends from subsidiary bank	$3,500	$3,800	$4,350
Interest and fees on loans	115	106	97
Other interest and dividends	—	—	2
Other income	—	—	149
Total income	$3,615	$3,906	$4,598

Expenses
Interest expense on borrowings	$—	$—	$143
Other operating expenses	272	255	211
Total expenses	$272	$255	$354
Income before income tax (benefit) and equity in undistributed earnings of subsidiary bank	$3,343	$3,651	$4,244

Income Tax (Benefit)	(45)	(58)	(36)
Income before equity in undistributed earnings of subsidiary bank	$3,388	$3,709	$4,280

Equity in Undistributed Net Income of Subsidiary Bank	5,613	4,077	2,090
Net income	$9,001	$7,786	$6,370
Comprehensive income	$7,138	$8,069	$5,295

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2018, 2017, and 2016
(dollars in thousands)

	2018	2017	2016
Cash Flows from Operating Activities
Net Income	$9,001	$7,786	$6,370
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (Recovery of) loan losses	2	(2)	(2)
Fair value adjustment on derivative contract	—	—	(149)
Stock-based compensation expense	518	382	314
Undistributed earnings of subsidiary bank	(5,613)	(4,077)	(2,090)
Changes in assets and liabilities:
Decrease (increase) in other assets	15	(62)	(39)
(Decrease) in other liabilities	—	—	(568)
Net cash provided by operating activities	$3,923	$4,027	$3,836

Cash Flows from Investing Activities
Net (increase) decrease in loans	$(73)	$58	$62
Net cash (used in) provided by investing activities	$(73)	$58	$62

Cash Flows from Financing Activities
Cash dividends paid	$(2,776)	$(2,652)	$(2,354)
Issuance of common stock, employee benefit plan	163	166	81
Retirement of common stock	(1,261)	(1,564)	(2,143)
Net cash (used in) financing activities	$(3,874)	$(4,050)	$(4,416)
(Decrease) increase in cash	$(24)	$35	$(518)

Cash
Beginning	$426	$391	$909
Ending	$402	$426	$391

NOTE 24. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the twelve months ended December 31, 2018 and 2017:

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Balance, beginning	$106	$370
Net loans transferred to OREO	2,799	53
Sales	(2,799)	(317)
Valuation adjustments	—	—
Balance, ending	$106	$106

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2018 and 2017 were as follows:

	As of
	December 31, 2018	December 31, 2017
	(in thousands)
Construction and Farmland	$106	$106
Residential Real Estate	—	—
Commercial Real Estate	—	—
Subtotal	$106	$106
Less valuation allowance	—	—
Total	$106	$106

There was one consumer mortgage loan totaling $71 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2018. There was one consumer mortgage loan totaling $4.1 million collateralized by residential real estate in the process of foreclosure at December 31, 2017.

NOTE 25. Qualified Affordable Housing Project Investments

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

At December 31, 2018 and 2017, the balance of the investment for qualified affordable housing projects was $3.3 million and $2.5 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $1.9 million at December 31, 2018 and 2017. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the twelve months ended December 31, 2018 and 2017, the Company recognized amortization expense of $196 thousand and $172 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2018 are $289 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during 2018 and 2017 were $324 thousand and $219 thousand, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment of the design and effectiveness of its internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2018, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2018, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.
Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Yount, Hyde& Barbour, P.C., the independent registered public accounting firm which also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour's attestation report on the Company's internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance
The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2019 Annual Meeting of Shareholders to be held May 14, 2019.

Item 11. Executive Compensation
The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2019 Annual Meeting of Shareholders to be held May 14, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2019 Annual Meeting of Shareholders to be held May 14, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2019 Annual Meeting of Shareholders to be held May 14, 2019.

Item 14. Principal Accounting Fees and Services
The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2019 Annual Meeting of Shareholders to be held May 14, 2019.

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

10.6	Employment Agreement of John E. Hudson (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017). *

10.7	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.9	Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).*

10.10	Eagle Financial Services, Inc. Dividend Investment Plan (incorporated herein by reference to to the Company’s Registration Statement on Form S-3, File No. 333-209460, filed on February 10, 2016).*

10.11	Employment Agreement of Carl A. Esterhay (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).*

10.12	Employment Agreement of Joseph T. Zmitrovich (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).*

21.1	Subsidiary of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eagle Financial Services, Inc.

By:	/s/ JOHN R. MILLESON
John R. Milleson
President and Chief Executive Officer
Date: March 15, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2019.

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