Form 10-Q
period 2019-03-31
EAGLE FINANCIAL SERVICES INC
filed 2019-05-09
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-20146
EAGLE FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1601306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 East Main Street P.O. Box 391 Berryville, Virginia	22611
(Address of principal executive offices)	(Zip Code)
(540) 955-2510
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 2, 2019 was 3,420,994.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$8,747	$12,358
Interest-bearing deposits with other institutions	3,468	5,995
Total cash and cash equivalents	12,215	18,353
Securities available for sale, at fair value	143,975	144,298
Restricted investments	1,170	1,170
Loans	619,208	606,827
Allowance for loan losses	(5,685)	(5,456)
Net Loans	613,523	601,371
Bank premises and equipment, net	19,208	19,083
Other real estate owned, net of allowance	106	106
Other assets	18,520	15,236
Total assets	$808,717	$799,617
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$255,567	$251,184
Savings and interest bearing demand deposits	336,109	336,778
Time deposits	115,763	115,142
Total deposits	$707,439	$703,104
Federal funds purchased	355	1,871
Other liabilities	9,738	7,043
Total liabilities	$717,532	$712,018

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2019, 3,459,549 including 18,151 shares of unvested restricted stock; issued and outstanding 2018, 3,445,914 including 16,701 shares of unvested restricted stock	8,604	8,573
Surplus	12,116	11,992
Retained earnings	70,328	68,587
Accumulated other comprehensive income (loss)	137	(1,553)
Total shareholders’ equity	$91,185	$87,599
Total liabilities and shareholders’ equity	$808,717	$799,617
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Interest and Dividend Income
Interest and fees on loans	$7,518	$6,541
Interest and dividends on investment securities:
Taxable interest income	785	605
Interest income exempt from federal income taxes	242	262
Dividends	16	13
Interest on deposits with other institutions	31	53
Interest on federal funds sold	1	1
Total interest and dividend income	$8,593	$7,475
Interest Expense
Interest on deposits	$944	$426
Interest on federal funds purchased	25	—
Total interest expense	$969	$426
Net interest income	$7,624	$7,049
Provision for Loan Losses	194	205
Net interest income after provision for loan losses	$7,430	$6,844
Noninterest Income
Income from fiduciary activities	$282	$444
Service charges on deposit accounts	285	308
Other service charges and fees	1,071	961
(Loss) gain on sale of securities	(3)	11
Gain (loss) on disposal of bank premises and equipment	120	(3)
Other operating income	89	80
Total noninterest income	$1,844	$1,801
Noninterest Expenses
Salaries and employee benefits	$3,542	$3,526
Occupancy expenses	428	371
Equipment expenses	202	219
Advertising and marketing expenses	218	185
Stationery and supplies	29	56
ATM network fees	230	206
Other real estate owned expense	—	130
(Gain) on other real estate owned	—	(397)
FDIC assessment	53	58
Computer software expense	110	139
Bank franchise tax	146	134
Professional fees	385	275
Data processing fees	240	125
Other operating expenses	648	603
Total noninterest expenses	$6,231	$5,630
Income before income taxes	$3,043	$3,015
Income Tax Expense	472	476
Net income	$2,571	$2,539
Earnings Per Share
Net income per common share, basic	$0.74	$0.73
Net income per common share, diluted	$0.74	$0.73
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$2,571	$2,539
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities net of reclassification adjustments, and net of deferred income tax of $450 and ($689) for the three months ended, respectively	1,690	(2,593)
Total other comprehensive income (loss)	$1,690	$(2,593)
Total comprehensive income (loss)	$4,261	$(54)
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$8,587	$12,075	$62,845	$310	$83,817
Net income			2,539		2,539
Other comprehensive (loss)				(2,593)	(2,593)
Vesting of restricted stock awards, stock incentive plan (9,109 shares)	23	(23)			—
Stock-based compensation expense		81			81
Issuance of common stock, dividend investment plan (5,681 shares)	14	166			180
Repurchase and retirement of common stock (5,000 shares)	(13)	(144)			(157)
Dividends declared ($0.23 per share)			(796)		(796)
Balance, March 31, 2018	$8,611	$12,155	$64,588	$(2,283)	$83,071

Balance, December 31, 2018	$8,573	$11,992	$68,587	$(1,553)	87,599
Net income			2,571		2,571
Other comprehensive income				1,690	1,690
Vesting of restricted stock awards, stock incentive plan (10,000 shares)	25	(25)			—
Stock-based compensation expense		86			86
Issuance of common stock, dividend investment plan (3,685 shares)	9	107			116
Repurchase and retirement of common stock (1,500 shares)	(3)	(44)			(47)
Dividends declared ($0.24 per share)			(830)		(830)
Balance, March 31, 2019	$8,604	$12,116	$70,328	$137	$91,185
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$2,571	$2,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	231	234
Amortization of other assets	58	45
Provision for loan losses	194	205
(Gain) on other real estate owned	—	(397)
(Gain) loss on the sale and disposal of premises and equipment	(120)	3
Loss (gain) on the sale of securities	3	(11)
Stock-based compensation expense	86	81
Premium amortization on securities, net	99	149
Changes in assets and liabilities:
(Increase) in other assets	(47)	(60)
(Decrease) in other liabilities	(1,050)	(11,373)
Net cash provided by (used in) operating activities	$2,025	$(8,585)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$2,431	$5,181
Proceeds from the sale of securities available for sale	3,818	3,464
Purchases of securities available for sale	(3,888)	(8,319)
Purchases of restricted investments	—	(59)
Purchases of bank premises and equipment	(494)	(132)
Proceeds from the sale of bank premises and equipment	258	—
Net (increase) in loans	(12,346)	(15,673)
Net cash (used in) investing activities	$(10,221)	$(15,538)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$3,714	$22,861
Net increase (decrease) in time deposits	621	(629)
Net (decrease) in federal funds purchased	(1,516)	—
Repurchase and retirement of common stock	(47)	(157)
Cash dividends paid	(714)	(616)
Net cash provided by financing activities	$2,058	$21,459

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
(continued)

	Three Months Ended
	March 31,
	2019	2018
(Decrease) in cash and cash equivalents	$(6,138)	$(2,664)
Cash and Cash Equivalents
Beginning	18,353	35,848
Ending	$12,215	$33,184
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$954	$410
Income taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$2,140	$(3,282)
Other real estate and repossessed assets acquired in settlement of loans	$—	$2,799
Issuance of common stock, dividend investment plan	$116	$180
Lease liabilities arising from right-of-use assets	$3,751	$—
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2019
NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2019 and December 31, 2018, the results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of March 31, 2019, there was $275 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	16,701	$29.72	14,401	$24.68
Granted	11,450	30.51	11,450	32.00
Vested	(10,000)	29.38	(9,109)	24.63
Forfeited	—	—	(41)	25.50
Nonvested, end of period	18,151	30.40	16,701	29.72

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2019 and 2018. During 2019 and 2018, there were no potentially dilutive securities outstanding.

	Three Months Ended
	March 31,
	2019	2018
Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	3,458,213	3,463,118

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$23,807	$122	$(235)	$23,694
Mortgage-backed securities	77,868	373	(597)	77,644
Obligations of states and political subdivisions	42,180	628	(171)	42,637
	$143,855	$1,123	$(1,003)	$143,975
	December 31, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,183	$29	$(481)	$21,731
Mortgage-backed securities	77,976	145	(1,638)	76,483
Obligations of states and political subdivisions	46,159	394	(469)	46,084
	$146,318	$568	$(2,588)	$144,298

During the three months ended March 31, 2019, the Company received proceeds of $3.8 million on sales of available for sale securities for gross gains of $6 thousand and gross losses of $9 thousand. During the three months ended March 31, 2018, the Company sold $3.5 million of available for sale securities for gross gains of $54 thousand. There were $43 thousand in gross losses on the sale of available for sale securities during the three months ended March 31, 2018.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2019 and December 31, 2018 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$12,751	$235	$12,751	$235
Mortgage-backed securities	—	—	46,111	597	46,111	597
Obligations of states and political subdivisions	—	—	9,195	171	9,195	171
	$—	$—	$68,057	$1,003	$68,057	$1,003
	December 31, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,973	$6	$13,710	$475	$15,683	$481
Mortgage-backed securities	16,659	332	42,966	1,306	59,625	1,638
Obligations of states and political subdivisions	3,594	52	12,864	417	16,458	469
	$22,226	$390	$69,540	$2,198	$91,766	$2,588

Gross unrealized losses on available for sale securities included sixty-four (64) and ninety-five (95) debt securities at March 31, 2019 and December 31, 2018, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2019 and December 31, 2018 was changes in market interest rates and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements.

Securities having a carrying value of $2.9 million at March 31, 2019 were pledged for various purposes required by law.

The composition of restricted investments at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	686	686
Community Bankers’ Bank Stock	140	140
	$1,170	$1,170

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at March 31, 2019 and December 31, 2018 was as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$59,707	$54,675
Secured by farmland	8,921	7,251
Secured by 1-4 family residential properties	226,672	221,861
Multifamily	9,485	7,923
Commercial	263,857	265,595
Commercial and industrial loans	34,798	33,086
Consumer installment loans	8,056	8,470
All other loans	8,116	8,454
Total loans	$619,612	$607,315
Net deferred loan fees	(404)	(488)
Allowance for loan losses	(5,685)	(5,456)
Net Loans	$613,523	$601,371

Changes in the allowance for loan losses for the three months ended March 31, 2019 and 2018 and the year ended December 31, 2018 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
		(in thousands)
Balance, beginning	$5,456	$4,411	$4,411
Provision for loan losses	194	777	205
Recoveries added to the allowance	45	504	52
Loan losses charged to the allowance	(10)	(236)	(138)
Balance, ending	$5,685	$5,456	$4,530

Nonaccrual and past due loans by class at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$126	$35	$—	$161	$34,637	$34,798	$—	$1,011
Commercial Real Estate:
Owner Occupied	—	809	—	809	135,090	135,899	—	—
Non-owner occupied	—	—	—	—	127,958	127,958	—	356
Construction and Farmland:
Residential	—	—	—	—	6,361	6,361	—	—
Commercial	280	—	—	280	61,987	62,267	—	—
Consumer:
Installment	11	—	—	11	8,045	8,056	—	—
Residential:
Equity Lines	—	—	—	—	33,621	33,621	—	86
Single family	2,594	127	1,253	3,974	189,077	193,051	—	1,817
Multifamily	—	—	—	—	9,485	9,485	—	—
All Other Loans	—	—	—	—	8,116	8,116	—	—
Total	$3,011	$971	$1,253	$5,235	$614,377	$619,612	$—	$3,270

	December 31, 2018
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$127	$—	$—	$127	$32,959	$33,086	$—	$1,081
Commercial Real Estate:
Owner Occupied	—	—	—	—	136,309	136,309	—	—
Non-owner occupied	—	—	—	—	129,286	129,286	—	364
Construction and Farmland:
Residential	—	—	—	—	6,706	6,706	—	—
Commercial	—	—	—	—	55,220	55,220	—	—
Consumer:
Installment	4	—	—	4	8,466	8,470	—	—
Residential:
Equity Lines	—	—	—	—	32,815	32,815	—	92
Single family	960	196	900	2,056	186,990	189,046	695	581
Multifamily	—	—	—	—	7,923	7,923	—	—
All Other Loans	—	—	—	—	8,454	8,454	—	—
Total	$1,091	$196	$900	$2,187	$605,128	$607,315	$695	$2,118

Allowance for loan losses by segment at March 31, 2019 and December 31, 2018 were as follows:

	As of and for the Three Months Ended
	March 31, 2019
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Charge-Offs	—	—	—	—	(2)	(8)	—	(10)
Recoveries	2	13	6	13	10	1	—	45
Provision for (recovery of) loan losses	58	74	(35)	(49)	(13)	1	158	194
Ending balance	$643	$1,875	$1,959	$883	$48	$91	$186	$5,685
Ending balance: Individually evaluated for impairment	$—	$95	$182	$600	$—	$—	$—	$877
Ending balance: collectively evaluated for impairment	$643	$1,780	$1,777	$283	$48	$91	$186	$4,808
Loans:
Ending balance	$68,628	$236,157	$263,857	$34,798	$8,056	$8,116	$—	$619,612
Ending balance individually evaluated for impairment	$272	$4,213	$2,806	$1,236	$—	$—	$—	$8,527
Ending balance collectively evaluated for impairment	$68,356	$231,944	$261,051	$33,562	$8,056	$8,116	$—	$611,085

	As of and for the Twelve Months Ended
	December 31, 2018
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Charge-Offs	—	(24)	—	(139)	(33)	(40)	—	(236)
Recoveries	266	28	78	100	19	13	—	504
Provision for (recovery of) loan losses	(15)	30	283	388	(2)	95	(2)	777
Ending balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Ending balance: Individually evaluated for impairment	$—	$119	$193	$650	$—	$—	$—	$962
Ending balance: collectively evaluated for impairment	$583	$1,669	$1,795	$269	$53	$97	$28	$4,494
Loans:
Ending balance	$61,926	$229,784	$265,595	$33,086	$8,470	$8,454	$—	$607,315
Ending balance individually evaluated for impairment	$280	$4,044	$2,919	$1,316	$—	$—	$—	$8,559
Ending balance collectively evaluated for impairment	$61,646	$225,740	$262,676	$31,770	$8,470	$8,454	$—	$598,756

Impaired loans by class as of and for the periods ended March 31, 2019 and December 31, 2018 were as follows:

	As of and for the Three Months Ended
	March 31, 2019
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$530	$327	$—	$346	$5
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	452	394	—	398	1
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	324	273	—	277	6
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	468	86	—	86	—
Single family	2,512	2,381	—	2,396	17
Multifamily	379	380	—	382	5
Other Loans	—	—	—	—	—
	$4,665	$3,841	$—	$3,885	$34
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$935	$910	$600	$922	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	2,413	2,420	182	2,423	26
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	—	—	—	—	—
Single family	1,433	1,376	95	1,380	11
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,781	$4,706	$877	$4,725	$37
Total:
Commercial	$1,465	$1,237	$600	$1,268	$5
Commercial Real Estate	2,865	2,814	182	2,821	27
Construction and Farmland	324	273	—	277	6
Consumer	—	—	—	—	—
Residential	4,792	4,223	95	4,244	33
Other	—	—	—	—	—
Total	$9,446	$8,547	$877	$8,610	$71

(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $20 thousand at March 31, 2019.

	As of and for the Twelve Months End
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

(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $31 thousand at December 31, 2018.
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

Credit quality information by class at March 31, 2019 and December 31, 2018 was as follows:

	As of
	March 31, 2019
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$30,323	$2,941	$505	$1,029	$—	$—	$34,798
Commercial Real Estate:
Owner Occupied	113,775	17,649	4,437	38	—	—	135,899
Non-owner occupied	104,592	15,703	5,677	1,986	—	—	127,958
Construction and Farmland:
Residential	4,999	1,362	—	—	—	—	6,361
Commercial	20,788	25,140	16,001	338	—	—	62,267
Residential:
Equity Lines	32,299	1,236	—	16	70	—	33,621
Single family	176,708	11,433	1,840	2,927	143	—	193,051
Multifamily	8,635	471	—	379	—	—	9,485
All other loans	8,097	19	—	—	—	—	8,116
Total	$500,216	$75,954	$28,460	$6,713	$213	$—	$611,556

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$8,045	$11

	As of
	December 31, 2018
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$28,699	$2,292	$995	$1,100	$—	$—	$33,086
Commercial Real Estate:
Owner Occupied	110,418	16,665	9,187	39	—	—	136,309
Non-owner occupied	106,658	17,139	3,397	2,092	—	—	129,286
Construction and Farm land:
Residential	2,295	1,120	3,291	—	—	—	6,706
Commercial	16,682	22,533	15,658	347	—	—	55,220
Residential:
Equity Lines	31,813	910	—	16	76	—	32,815
Single family	172,360	11,567	2,704	2,270	145	—	189,046
Multifamily	7,160	479	—	284	—	—	7,923
All other loans	8,435	19	—	—	—	—	8,454
Total	$484,520	$72,724	$35,232	$6,148	$221	$—	$598,845

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$8,466	$4

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

There were nineteen (19) troubled debt restructured loans totaling $3.8 million at March 31, 2019. At December 31, 2018, there were nineteen (19) troubled debt restructured loans totaling $3.8 million. Six loans, totaling $1.3 million, were in nonaccrual status at March 31, 2019. Two loans, totaling $118 thousand, were in nonaccrual status at December 31, 2018. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2019 or December 31, 2018.

During the three months ended March 31, 2019 and March 31, 2018, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties.

Payment defaults during the three months ended March 31, 2019 for TDRs that were restructured within the preceding twelve month period are detailed in the table below. There were no payment defaults during the three months ended March 31, 2018.

	Three Months Ended
	March 31, 2019
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$79
Total	1	$79
Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve month period subsequent to the modification.

NOTE  7. Deposits

The composition of deposits at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Noninterest bearing demand deposits	$255,567	$251,184
Savings and interest bearing demand deposits:
NOW accounts	$89,065	$91,549
Money market accounts	141,577	140,581
Regular savings accounts	105,467	104,648
	$336,109	$336,778
Time deposits:
Balances of less than $250,000	$62,666	$62,063
Balances of $250,000 and more	53,097	53,079
	$115,763	$115,142
	$707,439	$703,104

NOTE 8. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company’s 2018 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $3.8 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor.

The Company’s only long-term lease agreement is classified as an operating lease. This lease offers the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably assured of being exercised. The lease agreement does not provide for a residual value guarantee and has no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(dollars in thousands)	As of
March 31, 2019
Lease liability	$3,729
Right-of-use asset	$3,714
Weighted average remaining lease term	21 years
Weighted average discount rate	3.62%

Three Months Ended
Lease Cost	March 31, 2019
Operating lease cost	$65
Short-term lease cost	4
Total lease cost	$69

Cash paid for amounts included in the measurement of lease liabilities	$50

A maturity analysis of operating lease liability and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

As of
Lease payments due	March 31, 2019
Nine months ending December 31, 2019	$150
Twelve months ending December 31, 2020	215
Twelve months ending December 31, 2021	220
Twelve months ending December 31, 2022	220
Twelve months ending December 31, 2023	220
Twelve months ending December 31, 2024	220
Thereafter	4,257
Total undiscounted cash flows	$5,502
Discount	(1,773)
Lease liability	$3,729

NOTE 9. Fair Value Measurements

GAAP requires the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

		Fair Value Measurements at
		March 31, 2019
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$23,694	$—	$23,694	$—
Mortgage-backed securities	77,644	—	77,644	—
Obligations of states and political subdivisions	42,637	—	42,637	—
Total assets at fair value	$143,975	$—	$143,975	$—

		Fair Value Measurements at
		December 31, 2018
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$21,731	$—	$21,731	$—
Mortgage-backed securities	76,483	—	76,483	—
Obligations of states and political subdivisions	46,084	—	46,084	—
Total assets at fair value	$144,298	$—	$144,298	$—

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018.

Level 3 Recurring Fair Value Measurements
As of and for the Three Months Ended
	March 31, 2019	March 31, 2018
(in thousands)
Beginning balance	$—	$543
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	(543)
Total assets at fair value	$—	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

	Quantitative information about Level 3 Fair Value Measurements for
	March 31, 2019
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	0% - 12%	9%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

	December 31, 2018
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Impaired loans	Discounted appraised value	Selling cost	0% - 12%	8%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

		Fair Value at
		March 31, 2019
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,819	$—	$—	$3,819
Nonfinancial Assets:
Other real estate owned	106	—	—	106
		Fair Value at
		December 31, 2018
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,598	$—	$—	$3,598
Nonfinancial Assets:
Other real estate owned	106	—	—	106

The carrying value and fair value of the Company’s financial instruments at March 31, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements at
	March 31, 2019
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)	March 31, 2019
	(in thousands)
Financial Assets:
Cash and short-term investments	$12,215	$12,215	$—	$—	$12,215
Securities	143,975	—	143,975	—	143,975
Restricted Investments	1,170	—	1,170	—	1,170
Loans, net	613,523	—	—	599,105	599,105
Bank owned life insurance	447	—	447	—	447
Accrued interest receivable	2,236	—	2,236	—	2,236

Financial Liabilities:
Deposits	$707,439	$—	$707,658	$—	$707,658
Federal funds purchased	355	—	355	—	355
Accrued interest payable	116	—	116	—	116

	Fair Value Measurements at
	December 31, 2018
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
	(in thousands)
Financial assets:
Cash and short-term investments	$18,353	$18,353	$—	$—	$18,353
Securities	144,298	—	144,298	—	144,298
Restricted Investments	1,170	—	1,170	—	1,170
Loans, net	601,371	—	—	592,566	592,566
Bank owned life insurance	447	—	447	—	447
Accrued interest receivable	2,222	—	2,222	—	2,222

Financial liabilities:
Deposits	$703,104	$—	$703,323	$—	$703,323
Federal funds purchased	1,871	—	1,871	—	1,871
Accrued interest payable	101	—	101	—	101

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following tables for the periods indicated:

	Three Months Ended
	March 31,
	2019			2018
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$(1,597)	$44	$(1,553)	$266	$44	$310
Other comprehensive income (loss) before reclassifications	2,137	—	2,137	(3,271)	—	(3,271)
Reclassifications	3	—	3	(11)	—	(11)
Tax effect of current period changes	(450)	—	(450)	689	—	689
Current period changes net of taxes	1,690	—	1,690	(2,593)	—	(2,593)
March 31	$93	$44	$137	$(2,327)	$44	$(2,283)

For the three months ended March 31, 2019, $3 thousand was reclassified out of accumulated other comprehensive income (loss) and appeared as Loss on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $1 thousand for the three months ended March 31, 2019. For the three months ended March 31, 2018, $11 thousand was reclassified out of accumulated other comprehensive income (loss) and appeared as Gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassification was $2 thousand for the three months ended March 31, 2018. The tax related to reclassifications in both periods is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the three months ended March 31, 2019 and 2018 and the year ended December 31, 2018:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
	(in thousands)
Balance, beginning	$106	$106	$106
Transfers from loans	—	2,799	2,799
Gain on foreclosure	—	397	397
Sales	—	(1,927)	—
Valuation adjustments	—	(1,269)	—
Balance, ending	$106	$106	$3,302

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2019 and December 31, 2018 were as follows:

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Construction and Farmland	$106	$106
Residential Real Estate	—	—
Commercial Real Estate	—	—
Subtotal	$106	$106
Less valuation allowance	—	—
Total	$106	$106

There were three consumer mortgage loans totaling $699 thousand collateralized by residential real estate in the process of foreclosure at March 31, 2019. There was one consumer mortgage loan totaling $71 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2018.

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

At March 31, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $3.2 million and $3.3 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $1.9 million at March 31, 2019 and December 31, 2018. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the three months ended March 31, 2019 and 2018, the Company recognized amortization expense of $57 thousand and $43 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2019 are $385 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended March 31, 2019 and 2018, were $95 thousand and $75 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet monthly to address the compliance requirements. Historic loan data has been gathered and reviewed for completeness and accuracy. In addition, the committee has selected a third-party that is assisting in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard for six months in advance of the required implementation date.

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
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2018 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At March 31, 2019, the Company had total assets of $808.7 million, net loans of $613.5 million, total deposits of $707.4 million, and shareholders’ equity of $91.2 million. The Company’s net income was $2.6 million for the three months ended March 31, 2019.

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

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; and

•	other factors described in Item 1A., “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income during the first quarter of 2019 was $2.6 million, an increase of $32 thousand or 1.26% as compared to net income during the first quarter of 2018 of $2.5 million. Earnings per share, basic and diluted were $0.74 and $0.73 for the first quarter of 2019 and the first quarter of 2018, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2019 and 2018 was 1.32% and 1.37%, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2019 and 2018 was 11.74% and 12.40%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $7.6 million and $7.0 million for the three months ended March 31, 2019 and 2018, respectively, which represents an increase of $575 thousand or 8.16%. The increase in net interest income was driven by an increase in the average balance of the loan portfolio as well as the rising interest rate environment. Average interest earning assets increased $39.5 million when comparing the three months ended March 31, 2018 to the three months ended March 31, 2019 while the average yield on earning assets increased by 38 basis points over that same period.

Total interest income was $8.6 million and $7.5 million for the three months ended March 31, 2019 and 2018, respectively, which represents an increase of $1.1 million or 14.96%. Total interest expense was $969 thousand and $426 thousand for the three months ended March 31, 2019 and 2018, respectively, which represents an increase of $543 thousand or 127.46%. The increase in interest expense is attributable to the increase in deposit rates in response to recent Federal Reserve Bank interest rate increases in combination with an increase in interest-bearing deposit balances.

The net interest margin was 4.14% and 4.04% for the three months ended March 31, 2019 and 2018, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2019 and 2018.

Net interest income and net interest margin may experience some decline in the face of rising rates as interest bearing liabilities are repriced or replaced more rapidly than interest earning assets.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	March 31, 2019			March 31, 2018
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$108,519	$801	2.99%	$90,769	$618	2.76%
Tax-Exempt (1)	35,554	306	3.49%	39,307	332	3.43%
Total Securities	$144,073	$1,107	3.12%	$130,076	$950	2.96%
Loans:
Taxable	593,870	7,411	5.06%	563,373	6,467	4.66%
Non-accrual	2,322	—	—%	3,624	—	—%
Tax-Exempt (1)	12,141	135	4.51%	8,378	93	4.48%
Total Loans	$608,333	$7,546	5.03%	$575,375	$6,560	4.62%
Federal funds sold	84	1	2.41%	218	—	2.19%
Interest-bearing deposits in other banks	4,849	31	2.59%	13,514	54	1.56%
Total earning assets (2)	$755,017	$8,685	4.67%	$715,559	$7,564	4.29%
Allowance for loan losses	(5,545)			(4,450)
Total non-earning assets	46,534			46,553
Total assets	$796,006			$757,662

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$87,579	$111	0.52%	$88,188	$58	0.27%
Money market accounts	140,737	323	0.93%	131,959	136	0.42%
Savings accounts	103,806	52	0.20%	103,605	25	0.10%
Time deposits:
$100,000 and more	51,768	258	2.02%	68,238	123	0.73%
Less than $100,000	63,727	200	1.27%	36,963	84	0.97%
Total interest-bearing deposits	$447,617	$944	0.86%	$428,953	$426	0.41%
Federal funds purchased	3,486	25	2.97%	33	—	1.89%
Federal Home Loan Bank advances	—	—	—%	—	—	—%
Total interest-bearing liabilities	$451,103	$969	0.87%	$428,986	$426	0.41%
Noninterest-bearing liabilities:
Demand deposits	248,699			237,343
Other Liabilities	7,384			8,258
Total liabilities	$707,186			$674,587
Shareholders’ equity	88,820			83,075
Total liabilities and shareholders’ equity	$796,006			$757,662
Net interest income		$7,716			$7,138
Net interest spread			3.79%			3.88%
Interest expense as a percent of average earning assets			0.52%			0.24%
Net interest margin			4.14%			4.04%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under accounting principles generally accepted in the United States of America (GAAP), to net interest income.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$7,518	$6,541
Interest Income - Securities and Other Interest-Earnings Assets	1,075	934
Interest Expense - Deposits	944	426
Interest Expense - Other Borrowings	25	—
Total Net Interest Income	$7,624	$7,049
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$28	$19
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	64	70
Total Tax Benefit on Tax-Exempt Interest Income	$92	$89
Tax-Equivalent Net Interest Income	$7,716	$7,138
(1) Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased from 4.29% to 4.67% for the three months ended March 31, 2018 and 2019, respectively. During that same time, the tax-equivalent yield on securities increased 16 basis points from 2.96% to 3.12%. The tax equivalent yield on loans increased 41 basis points from 4.62% for the three months ended March 31, 2018 to 5.03% for the same time period in 2019. During that same time, the yield on interest-bearing deposits in other banks increased 103 basis points from 1.56% to 2.59%. The increase in the tax-equivalent yield on loans was the main driver behind the 38 basis point increase in tax-equivalent yield on earning assets. The increase in the yield on loans as compared to the corresponding period in the prior year was primarily due to rate increases during the course of 2018.

The average rate on interest bearing liabilities increased 46 basis points from 0.41% for the three months ended March 31, 2018 to 0.87% for the same time period in 2019. The average rate on interest bearing deposits increased due to the increases in rates paid on deposit accounts driven by market rate increases, responding to recent Federal Reserve Bank interest rate increases.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for loan losses was $194 thousand and $205 thousand for the three months ended March 31, 2019 and 2018, respectively. The provision for loan losses for the three months ended March 31, 2019 resulted primarily from the growth of the loan portfolio.

Noninterest Income

Total noninterest income for the three months ended March 31, 2019 and 2018 was $1.8 million. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three months ended March 31, 2019 and 2018, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Income from fiduciary activities	$282	$444	$(162)	(36)%
Service charges on deposit accounts	285	308	(23)	(7)%
Other service charges and fees	1,071	961	110	11%
(Loss) gain on sale of securities	(3)	11	(14)	NM
Gain (loss) on disposal of bank premises and equipment	120	(3)	123	NM
Other operating income	89	80	9	11%
Total noninterest income	$1,844	$1,801	$43	2%

NM - Not Meaningful

Income from fiduciary activities decreased during the three months ended March 31, 2019 when compared to the same period in 2018. The majority of the decrease is due to a one-time fee, collected during the first quarter of 2018, related to the settlement of a real estate transaction. The amount of income from fiduciary activities is primarily determined by the number of active accounts and total assets under management; accordingly, income also fluctuated due to changes in the market value of the assets under management. These fluctuations during the three months ended March 31, 2019 do not necessarily indicate future results.

The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased during the three months ended March 31, 2019 when compared to the same periods in 2018. This increase can be primarily attributed to an increase of fees generated from procuring applications for secondary market loans of $63 thousand. This fee income fluctuates due to loan demand.

Noninterest Expenses

Total noninterest expenses increased $601 thousand or 10.67% for the three months ended March 31, 2018 compared to the three months ended March 31, 2019. The following table presents the components of noninterest expense for the three months ended March 31, 2019 and 2018, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$3,542	$3,526	$16	—%
Occupancy expenses	428	371	57	15%
Equipment expenses	202	219	(17)	(8)%
Advertising and marketing expenses	218	185	33	18%
Stationary and supplies	29	56	(27)	(48)%
ATM network fees	230	206	24	12%
Other real estate owned expense	—	130	(130)	NM
(Gain) on other real estate owned	—	(397)	397	NM
FDIC assessment	53	58	(5)	(9)%
Computer software expense	110	139	(29)	(21)%
Bank franchise tax	146	134	12	9%
Professional fees	385	275	110	40%
Data processing fees	240	125	115	92%
Other operating expenses	648	603	45	7%
Total noninterest expenses	$6,231	$5,630	$601	11%

NM - Not Meaningful

Occupancy expenses increased during the three months ended March 31, 2019 over 2018. The two main contributors to this increase were increased real estate taxes and snow removal costs.

Advertising and marketing expenses increased during the three months ended March 31, 2019 over 2018 mainly due to increases in radio advertising and charitable contributions. Advertising expenses fluctuate depending on promotions and campaigns being run by the Company.

ATM networks fees increased during the three months ended March 31, 2019 over 2018. This is due mainly to changes in activity from customers which can fluctuate between periods.

Other real estate owned expense and gain on other real estate owned decreased significantly during the three months ended March 31, 2019 over 2018. A $397 thousand gain was recognized upon the foreclosure of residential real estate collateral during the first quarter of 2018. On February 14, 2018, the Bank took ownership of an approximately 38-acre residential property located in Northern Loudoun County, Virginia. The property had a current appraised value of $3.4 million and after consideration of estimated selling costs, was recorded as other real estate owned of $3.2 million. Additionally, approximately $130 thousand in other real estate owned expenses were incurred with this foreclosure during the quarter ended March 31, 2018.

Computer software expense decreased during the three months ended March 31, 2019 over 2018 mainly due to lower amortization expense and the timing of services incurred.

Professional fees increased during the three months ended March 31, 2019 over 2018 mainly due to the Company's use of an outside firm to assist with the search for a new President and CEO given the forthcoming retirement of Mr. Milleson.

Data processing fees increased during the three months ended March 31, 2019 over 2018. Much of this increase is related to the Company moving its in-house core banking software to a service bureau environment. The Company migrated to a service bureau environment in late June 2018.

The efficiency ratio of the Company was 65.99% and 67.48% for the three months ended March 31, 2019 and 2018, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21% for 2019 and 2018. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$6,231	$5,630
Less: (Gain) on other real estate owned	—	(397)
Adjusted noninterest expenses	$6,231	$6,027

Net interest income	$7,624	$7,049

Noninterest income	1,844	1,801
Less: (Loss) gain on sales of securities	(3)	11
Less: Gain (loss) on the sale and disposal of premises and equipment	120	(3)
Adjusted noninterest income	$1,727	$1,793
Tax equivalent adjustment (1)	92	89
Total net interest income and noninterest income, adjusted	$9,443	$8,931

Efficiency ratio	65.99%	67.48%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21% 2019 and 2018.

Income Taxes

Income tax expense was $472 thousand and $476 thousand during the three months ended March 31, 2019 and 2018, respectively. The effective tax rate was 15.51% and 15.79% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate is below the statutory rate of 21% due primarily to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $144.0 million at March 31, 2019, compared to $144.3 million at December 31, 2018. This represents a decrease of $323 thousand or 0.22%. The Company purchased $3.9 million in securities during the three months ended March 31, 2019. The Company had total maturities, calls, and principal repayments of $2.4 million. There were $3.8 million in sales during the three months ended March 31, 2019. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2019. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2019 and December 31, 2018. The Company had a net unrealized gain on available for sale securities of $120 thousand at March 31, 2019 as compared to a net unrealized loss of $2.0 million at December 31, 2018. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $619.2 million and $606.8 million at March 31, 2019 and December 31, 2018, respectively. This represents an increase of $12.4 million or 2.04% during the three months ended March 31, 2019. The ratio of gross loans to deposits increased slightly during the three months ended March 31, 2019 from 86.31% at December 31, 2018 to 87.53% at March 31, 2019. Loan and deposit growth during the quarter allowed the ratio of gross loans to deposits to remain relatively stable.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2019 and December 31, 2018.

Residential real estate loans were $236.2 million or 38.14% and $229.8 million or 37.87% of total loans at March 31, 2019 and December 31, 2018, respectively. Commercial real estate loans were $263.9 million or 42.61% and $265.6 million or 43.77% of total loans at March 31, 2019 and December 31, 2018, respectively, representing a decrease of $1.7 million or 0.65% during the three months ended March 31, 2019. Construction, land development, and farmland loans were $68.6 million or 11.08% and $61.9 million or 10.20% of total loans at March 31, 2019 and December 31, 2018, respectively, representing an increase of $6.7 million or 10.82% during the three months ended March 31, 2019. Consumer installment loans were $8.1 million or 1.30% and $8.5 million or 1.40% of total loans at March 31, 2019 and December 31, 2018, respectively. Commercial and industrial loans were $34.8 million or 5.62% and $33.1 million or 5.45% of total loans at March 31, 2019 and December 31, 2018, respectively, representing an increase of $1.7 million or 5.17% during the three months ended March 31, 2019. During the three months ended March 31, 2019, loan growth was mainly concentrated in residential real estate and construction and land development loans.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2019 and 2018 and the year ended December 31, 2018. Charged-off loans were $10 thousand and $138 thousand for the three months ended March 31, 2019 and 2018, respectively. Recoveries were $45 thousand and $52 thousand for the three months ended March 31, 2019 and 2018, respectively. This resulted in net recoveries of $35 thousand and net charge-offs of $86 thousand for the three months ended March 31, 2019 and 2018, respectively. The allowance for loan losses as a percentage of loans was 0.92% at March 31, 2019 and 0.90% at December 31, 2018. The allowance for loan losses was 173.85% of nonperforming loans at March 31, 2019 and 193.96% of nonperforming loans at December 31, 2018. All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the unpredictability of the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. The majority of the increase in nonperforming assets was due mainly to the addition of several smaller loans to nonaccrual status during the three months ended March 31, 2019. Nonaccrual loans were $3.3 million and $2.1 million at March 31, 2019 and December 31, 2018, respectively. One loan relationship (three loans) totaling $907 thousand was placed on nonaccrual status during the first quarter of 2019. This relationship was considered to be impaired at December 31, 2018 as well as March 31, 2019. Other real estate owned was $106 thousand at March 31, 2019 and December 31, 2018. The Company held two properties in other real estate owned with an average balance of $53 thousand at March 31, 2019 and December 31, 2018. The percentage of nonperforming assets to loans and other real estate owned was 0.55% at March 31, 2019 and 0.37% at December 31, 2018, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2019 There were $695 thousand in loans past due 90 days or more and still accruing at December 31, 2018. Nonperforming loans increased by $457 thousand during the three months ended March 31, 2019 due mainly to several smaller loans being placed in nonaccrual status during the three months ended March 31, 2019.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, increased by $3.0 million during the three months ended March 31, 2019. This increase is due mainly to one larger loan with a current balance of $1.3 million and four smaller balance loans with an average current balance of $350 thousand, all in the residential real estate portfolio. The majority of the increase in past due loans was 30 to 59 days past due.

During the three months ended March 31, 2019, the Bank placed six loans with a balance of $1.5 million at March 31, 2019 on nonaccrual status. These loans are secured by real estate. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2019, the Company had $3.8 million in restructured loans with specific allowances totaling $132 thousand. At December 31, 2018, the Company had $3.8 million in restructured loans with specific allowances totaling $174 thousand. At March 31, 2019 and December 31, 2018, total restructured loans performing under the restructured terms and accruing interest were $2.5 million and $3.7 million, respectively. Six loans, totaling $1.3 million, were in nonaccrual status at March 31, 2019. Two loans, totaling $118 thousand, were in nonaccrual status at December 31, 2018.

Deposits

Total deposits were $707.4 million and $703.1 million at March 31, 2019 and December 31, 2018, respectively. This represents an increase of $4.3 million or 0.62% during the three months ended March 31, 2019. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2019 and December 31, 2018.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $4.4 million or 1.74% from $251.2 million at December 31, 2018 to $255.6 million at March 31, 2019. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts decreased $669 thousand or 0.20% from $336.8 million at December 31, 2018 to $336.1 million at March 31, 2019. Time deposits increased $621 thousand or 0.54% from $115.1 million at December 31, 2018 to $115.8 million at March 31, 2019. Certificates of deposit also included $213 thousand and $212 thousand in reciprocal CDARS deposits at March 31, 2019 and December 31, 2018, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2019 was $91.2 million, reflecting a percentage of total assets of 11.28%, as compared to $87.6 million and 10.96% at December 31, 2018. During the three months ended March 31, 2018 and 2019, the Company declared dividends of $0.23 and $0.24 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.
At March 31, 2019, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities and changes in the benefit obligations and plan assets for the post retirement benefit plan. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.

For capital adequacy purposes financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. Beginning on January 1, 2016, the capital conservation buffer requirement began its phase-in in at 0.625% of risk-weighted assets, and has increased by the same amount each year until it reached 2.5% on January 1, 2019. The capital conservation buffer is applicable to all ratios except the leverage ratio, which is noted below as Tier 1 capital to average assets. The Bank's institution specific capital conservation buffer at March 31, 2019 and December 31, 2018 was 6.66% and 6.88%, respectively.
The Bank's Tier 1 common risk-based capital ratio was 13.75% at March 31, 2019 as compared to 13.99% at December 31, 2018. The Bank’s Tier 1 risk-based capital ratio was 13.75% at March 31, 2019 as compared to 13.99% at December 31, 2018. The Bank’s total risk-based capital ratio was 14.66% at March 31, 2019 as compared to 14.88% at December 31, 2018. The Bank’s Tier 1 capital to average total assets ratio was 10.91% at March 31, 2019 as compared to 10.92% at December 31, 2018. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2019, liquid assets totaled $248.8 million as compared to $252.8 million at December 31, 2018. These amounts represent 34.67% and 35.50% of total liabilities at March 31, 2019 and December 31, 2018, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2018 Form 10-K.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2018 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.    Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchases of its common stock during the first quarter of 2019 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 20, 2018. The Program has an expiration date of June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

January 1 - January 31, 2019	—	$—	—	115,667
February 1 - February 28, 2019	1,500	31.75	1,500	114,167
March 1 - March 31, 2019	—	—	—	114,167
	1,500	$31.75	1,500	114,167

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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of May, 2019.
Eagle Financial Services, Inc.

By:	/S/ JOHN R. MILLESON
John R. Milleson President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Vice President, Chief Financial Officer