Form 10-Q
period 2019-06-30
EAGLE FINANCIAL SERVICES INC
filed 2019-08-08
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 1, 2019 was 3,436,804.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$8,995	$12,358
Interest-bearing deposits with other institutions	9,138	5,995
Federal funds sold	228	—
Total cash and cash equivalents	18,361	18,353
Securities available for sale, at fair value	141,663	144,298
Restricted investments	1,201	1,170
Loans	639,196	606,827
Allowance for loan losses	(5,035)	(5,456)
Net Loans	634,161	601,371
Bank premises and equipment, net	19,152	19,083
Other real estate owned, net of allowance	—	106
Other assets	18,966	15,236
Total assets	$833,504	$799,617
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$253,751	$251,184
Savings and interest bearing demand deposits	356,301	336,778
Time deposits	120,872	115,142
Total deposits	$730,924	$703,104
Federal funds purchased	—	1,871
Other liabilities	9,838	7,043
Total liabilities	$740,762	$712,018

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2019, 3,431,516 including 23,901 shares of unvested restricted stock; issued and outstanding 2018, 3,445,914 including 16,701 shares of unvested restricted stock	8,519	8,573
Surplus	11,183	11,992
Retained earnings	71,599	68,587
Accumulated other comprehensive income (loss)	1,441	(1,553)
Total shareholders’ equity	$92,742	$87,599
Total liabilities and shareholders’ equity	$833,504	$799,617
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and Dividend Income
Interest and fees on loans	$7,690	$7,000	$15,208	$13,541
Interest and dividends on investment securities:
Taxable interest income	760	669	1,545	1,274
Interest income exempt from federal income taxes	227	268	469	530
Dividends	17	14	33	27
Interest on deposits with other institutions	55	41	86	95
Interest on federal funds sold	1	2	2	2
Total interest and dividend income	$8,750	$7,994	$17,343	$15,469
Interest Expense
Interest on deposits	1,055	563	$1,999	$989
Interest on federal funds purchased	6	10	31	10
Total interest expense	$1,061	$573	$2,030	$999
Net interest income	$7,689	$7,421	$15,313	$14,470
Provision for (Recovery Of) Loan Losses	256	(97)	450	108
Net interest income after provision for (recovery of) loan losses	$7,433	$7,518	$14,863	$14,362
Noninterest Income
Income from fiduciary activities	$375	$299	$657	$743
Service charges on deposit accounts	282	302	567	610
Other service charges and fees	1,192	1,048	2,263	2,009
(Loss) gain on sale of securities	—	—	(3)	11
Gain (loss) on disposal of bank premises and equipment	—	—	120	(3)
Other operating income	29	16	118	96
Total noninterest income	$1,878	$1,665	$3,722	$3,466
Noninterest Expenses
Salaries and employee benefits	$3,874	$3,406	$7,416	$6,932
Occupancy expenses	401	363	829	734
Equipment expenses	217	234	419	453
Advertising and marketing expenses	249	201	467	386
Stationery and supplies	37	47	66	103
ATM network fees	331	246	561	452
Other real estate owned expense	1	7	1	137
Loss (gain) on other real estate owned	70	282	70	(115)
FDIC assessment	52	55	105	113
Computer software expense	110	112	220	251
Bank franchise tax	164	145	310	279
Professional fees	237	283	622	558
Data processing fees	303	118	543	243
Other operating expenses	778	667	1,426	1,270
Total noninterest expenses	$6,824	$6,166	$13,055	$11,796
Income before income taxes	$2,487	$3,017	$5,530	$6,032
Income Tax Expense	361	496	833	972
Net income	$2,126	$2,521	$4,697	$5,060
Earnings Per Share
Net income per common share, basic	$0.62	$0.73	$1.36	$1.46
Net income per common share, diluted	$0.62	$0.73	$1.36	$1.46
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$2,126	$2,521	$4,697	$5,060
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities net of reclassification adjustments, and net of deferred income tax of $346 and ($93) for the three months ended, respectively and $796 and ($782) for the six months ended, respectively	1,304	(350)	2,994	(2,943)
Total other comprehensive income (loss)	1,304	(350)	$2,994	$(2,943)
Total comprehensive income	$3,430	$2,171	$7,691	$2,117
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$8,587	$12,075	$62,845	$310	$83,817
Net income			2,539		2,539
Other comprehensive (loss)				(2,593)	(2,593)
Vesting of restricted stock awards, stock incentive plan (9,109 shares)	23	(23)			—
Stock-based compensation expense		81			81
Issuance of common stock, dividend investment plan (5,681 shares)	14	166			180
Repurchase and retirement of common stock (5,000 shares)	(13)	(144)			(157)
Dividends declared ($0.23 per share)			(796)		(796)
Balance, March 31, 2018	$8,611	$12,155	$64,588	$(2,283)	$83,071
Net Income			2,521		2,521
Other comprehensive (loss)				(350)	(350)
Stock-based compensation expense		114			114
Issuance of common stock, dividend investment plan (3,171 shares)	8	96			104
Issuance of common stock, employee benefit plan (3,767 shares)	9	126			135
Dividends declared ($0.23 per share)			(796)		(796)
Balance, June 30, 2018	$8,628	$12,491	$66,313	$(2,633)	$84,799

Balance, December 31, 2018	$8,573	$11,992	$68,587	$(1,553)	87,599
Net Income			2,571		2,571
Other comprehensive income				1,690	1,690
Vesting of restricted stock awards, stock incentive plan (10,000 shares)	25	(25)			—
Stock-based compensation expense		86			86
Issuance of common stock, dividend investment plan (3,685 shares)	9	107			116
Repurchase and retirement of common stock (1,500 shares)	(3)	(44)			(47)
Dividends declared ($0.24 per share)			(830)		(830)
Balance, March 31, 2019	$8,604	$12,116	$70,328	$137	$91,185
Net income			2,126		2,126
Other comprehensive income				1,304	1,304
Stock-based compensation expense		116			116
Issuance of common stock, dividend investment plan (5,708 shares)	15	164			179
Issuance of common stock, employee benefit plan (4,064 shares)	10	128			138
Repurchase and retirement of common stock (43,555 shares)	(110)	(1,341)			(1,451)
Dividends declared ($0.25 per share)			(855)		(855)
Balance, June 30, 2019	$8,519	$11,183	$71,599	$1,441	$92,742
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$4,697	$5,060
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	461	468
Amortization of other assets	115	90
Provision for loan losses	450	108
Loss (gain) on other real estate owned	70	(115)
(Gain) loss on the sale and disposal of premises and equipment	(120)	3
Loss (gain) on the sale of securities	3	(11)
Stock-based compensation expense	202	195
Premium amortization on securities, net	219	273
Changes in assets and liabilities:
(Increase) in other assets	(875)	(3,196)
(Decrease) in other liabilities	(956)	(10,235)
Net cash provided by (used in) operating activities	$4,266	$(7,360)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$8,239	$8,655
Proceeds from the sale of securities available for sale	7,953	3,464
Purchases of securities available for sale	(9,989)	(21,865)
Purchases of restricted investments	(31)	(59)
Purchases of bank premises and equipment	(667)	(344)
Proceeds from the sale of other real estate owned	36	—
Proceeds from the sale of bank premises and equipment	257	—
Net (increase) in loans	(33,255)	(20,791)
Net cash (used in) investing activities	$(27,457)	$(30,940)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$22,090	$16,766
Net increase in time deposits	5,730	1,927
Net (decrease) in federal funds purchased	(1,871)	—
Issuance of common stock, employee benefit plan	138	135
Repurchase and retirement of common stock	(1,498)	(157)
Cash dividends paid	(1,390)	(1,308)
Net cash provided by financing activities	$23,199	$17,363

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
(continued)

	Six Months Ended
	June 30,
	2019	2018
Increase (decrease) in cash and cash equivalents	$8	$(20,937)
Cash and Cash Equivalents
Beginning	18,353	35,848
Ending	$18,361	$14,911
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,008	$963
Income taxes	$—	$1,136
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$3,790	$(3,725)
Other real estate and repossessed assets acquired in settlement of loans	$15	$2,799
Issuance of common stock, dividend investment plan	$295	$284
Lease liabilities arising from right-of-use assets	$3,751	$—
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2019
NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2019 and December 31, 2018, the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of June 30, 2019, there was $372 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	16,701	$29.72	14,401	$24.68
Granted	17,200	30.84	16,950	32.84
Vested	(10,000)	29.38	(9,109)	24.63
Forfeited	—	—	(41)	25.50
Nonvested, end of period	23,901	30.67	22,201	30.93

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2019 and 2018. During 2019 and 2018, there were no potentially dilutive securities outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	3,425,305	3,465,601	3,441,668	3,463,621

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$23,295	$473	$(70)	$23,698
Mortgage-backed securities	76,924	714	(215)	77,423
Obligations of states and political subdivisions	39,674	903	(35)	40,542
	$139,893	$2,090	$(320)	$141,663
	December 31, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,183	$29	$(481)	$21,731
Mortgage-backed securities	77,976	145	(1,638)	76,483
Obligations of states and political subdivisions	46,159	394	(469)	46,084
	$146,318	$568	$(2,588)	$144,298

During the six months ended June 30, 2019, the Company received proceeds of $8.0 million on sales of available for sale securities for gross gains of $21 thousand and gross losses of $24 thousand. During the six months ended June 30, 2018, the Company sold $3.5 million of available for sale securities for gross gains of $54 thousand. There were $43 thousand in gross losses on the sale of available for sale securities during the six months ended June 30, 2018.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2019 and December 31, 2018 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$7,709	$70	$7,709	$70
Mortgage-backed securities	—	—	25,802	215	25,802	215
Obligations of states and political subdivisions	—	—	4,141	35	4,141	35
	$—	$—	$37,652	$320	$37,652	$320
	December 31, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,973	$6	$13,710	$475	$15,683	$481
Mortgage-backed securities	16,659	332	42,966	1,306	59,625	1,638
Obligations of states and political subdivisions	3,594	52	12,864	417	16,458	469
	$22,226	$390	$69,540	$2,198	$91,766	$2,588

Gross unrealized losses on available for sale securities included thirty-eight (38) and ninety-five (95) debt securities at June 30, 2019 and December 31, 2018, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2019 and December 31, 2018 was changes in market interest rates and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements.

Securities having a carrying value of $2.9 million at June 30, 2019 were pledged for various purposes required by law.

The composition of restricted investments at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	717	686
Community Bankers’ Bank Stock	140	140
	$1,201	$1,170

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at June 30, 2019 and December 31, 2018 was as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$48,137	$54,675
Secured by farmland	10,549	7,251
Secured by 1-4 family residential properties	228,814	221,861
Multifamily	9,460	7,923
Commercial	280,334	265,595
Commercial and industrial loans	46,077	33,086
Consumer installment loans	8,123	8,470
All other loans	8,386	8,454
Total loans	$639,880	$607,315
Net deferred loan fees	(684)	(488)
Allowance for loan losses	(5,035)	(5,456)
Net Loans	$634,161	$601,371

Changes in the allowance for loan losses for the six months ended June 30, 2019 and 2018 and the year ended December 31, 2018 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2019	2018	2018
		(in thousands)
Balance, beginning	$5,456	$4,411	$4,411
Provision for loan losses	450	777	108
Recoveries added to the allowance	99	504	197
Loan losses charged to the allowance	(970)	(236)	(168)
Balance, ending	$5,035	$5,456	$4,548

Nonaccrual and past due loans by class at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$—	$87	$—	$87	$45,990	$46,077	$—	$432
Commercial Real Estate:
Owner Occupied	877	—	635	1,512	135,940	137,452	—	868
Non-owner occupied	161	—	—	161	142,721	142,882	—	349
Construction and Farmland:
Residential	—	—	—	—	9,787	9,787	—	—
Commercial	—	—	—	—	48,899	48,899	—	—
Consumer:
Installment	9	2	—	11	8,112	8,123	—	10
Residential:
Equity Lines	—	—	—	—	34,084	34,084	—	56
Single family	1,154	—	2,057	3,211	191,519	194,730	68	2,664
Multifamily	—	—	—	—	9,460	9,460	—	—
All Other Loans	—	—	—	—	8,386	8,386	—	—
Total	$2,201	$89	$2,692	$4,982	$634,898	$639,880	$68	$4,379

	December 31, 2018
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$127	$—	$—	$127	$32,959	$33,086	$—	$1,081
Commercial Real Estate:
Owner Occupied	—	—	—	—	136,309	136,309	—	—
Non-owner occupied	—	—	—	—	129,286	129,286	—	364
Construction and Farmland:
Residential	—	—	—	—	6,706	6,706	—	—
Commercial	—	—	—	—	55,220	55,220	—	—
Consumer:
Installment	4	—	—	4	8,466	8,470	—	—
Residential:
Equity Lines	—	—	—	—	32,815	32,815	—	92
Single family	960	196	900	2,056	186,990	189,046	695	581
Multifamily	—	—	—	—	7,923	7,923	—	—
All Other Loans	—	—	—	—	8,454	8,454	—	—
Total	$1,091	$196	$900	$2,187	$605,128	$607,315	$695	$2,118

Allowance for loan losses by segment at June 30, 2019 and December 31, 2018 were as follows:

	As of and For the Six Months Ended
	June 30, 2019
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Charge-Offs	—	(382)	—	(550)	(3)	(35)	—	(970)
Recoveries	4	38	9	26	15	7	—	99
Provision for (recovery of) loan losses	(36)	411	10	89	(17)	21	(28)	450
Ending balance	$551	$1,855	$2,007	$484	$48	$90	$—	$5,035
Ending balance: Individually evaluated for impairment	$—	$46	$179	$—	$—	$—	$—	$225
Ending balance: collectively evaluated for impairment	$551	$1,809	$1,828	$484	$48	$90	$—	$4,810
Loans:
Ending balance	$58,686	$238,274	$280,334	$46,077	$8,123	$8,386	$—	$639,880
Ending balance individually evaluated for impairment	$264	$4,992	$3,655	$648	$10	$—	$—	$9,569
Ending balance collectively evaluated for impairment	$58,422	$233,282	$276,679	$45,429	$8,113	$8,386	$—	$630,311

	As of and for the Twelve Months Ended
	December 31, 2018
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Charge-Offs	—	(24)	—	(139)	(33)	(40)	—	(236)
Recoveries	266	28	78	100	19	13	—	504
Provision for (recovery of) loan losses	(15)	30	283	388	(2)	95	(2)	777
Ending balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Ending balance: Individually evaluated for impairment	$—	$119	$193	$650	$—	$—	$—	$962
Ending balance: collectively evaluated for impairment	$583	$1,669	$1,795	$269	$53	$97	$28	$4,494
Loans:
Ending balance	$61,926	$229,784	$265,595	$33,086	$8,470	$8,454	$—	$607,315
Ending balance individually evaluated for impairment	$280	$4,044	$2,919	$1,316	$—	$—	$—	$8,559
Ending balance collectively evaluated for impairment	$61,646	$225,740	$262,676	$31,770	$8,470	$8,454	$—	$598,756

Impaired loans by class as of and for the periods ended June 30, 2019 and December 31, 2018 were as follows:

	As of and for the Six Months Ended
	June 30, 2019
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$1,434	$648	$—	$714	$11
Commercial Real Estate:
Owner Occupied	906	905	—	906	8
Non-owner occupied	412	349	—	353	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	317	265	—	273	13
Consumer:
Installment	10	10	—	10	—
Residential:
Equity lines	259	56	—	56	—
Single family	4,697	3,886	—	3,919	44
Multifamily	374	375	—	379	10
Other Loans	—	—	—	—	—
	$8,409	$6,494	$—	$6,610	$86
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	2,401	2,409	179	2,419	51
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	—	—	—	—	—
Single family	739	683	46	687	16
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,140	$3,092	$225	$3,106	$67
Total:
Commercial	$1,434	$648	$—	$714	$11
Commercial Real Estate	3,719	3,663	179	3,678	59
Construction and Farmland	317	265	—	273	13
Consumer	10	10	—	10	—
Residential	6,069	5,000	46	5,041	70
Other	—	—	—	—	—
Total	$11,549	$9,586	$225	$9,716	$153

(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $17 thousand at June 30, 2019.

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

The average recorded investment for impaired loans for the three months ended June 30, 2019 was $9.6 million. The interest income recognized on impaired loans for the three months ended June 30, 2019 was $71 thousand.
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

Credit quality information by class at June 30, 2019 and December 31, 2018 was as follows:

	As of
	June 30, 2019
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$42,109	$3,177	$343	$448	$—	$—	$46,077
Commercial Real Estate:
Owner Occupied	104,788	18,767	12,992	905	—	—	137,452
Non-owner occupied	113,499	10,228	17,183	1,972	—	—	142,882
Construction and Farmland:
Residential	7,554	2,233	—	—	—	—	9,787
Commercial	18,539	27,351	2,681	328	—	—	48,899
Residential:
Equity Lines	32,697	1,331	—	25	31	—	34,084
Single family	174,675	15,413	756	3,746	140	—	194,730
Multifamily	7,295	603	1,188	374	—	—	9,460
All other loans	8,359	27	—	—	—	—	8,386
Total	$509,515	$79,130	$35,143	$7,798	$171	$—	$631,757

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$8,112	$11

	As of
	December 31, 2018
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$28,699	$2,292	$995	$1,100	$—	$—	$33,086
Commercial Real Estate:
Owner Occupied	110,418	16,665	9,187	39	—	—	136,309
Non-owner occupied	106,658	17,139	3,397	2,092	—	—	129,286
Construction and Farm land:
Residential	2,295	1,120	3,291	—	—	—	6,706
Commercial	16,682	22,533	15,658	347	—	—	55,220
Residential:
Equity Lines	31,813	910	—	16	76	—	32,815
Single family	172,360	11,567	2,704	2,270	145	—	189,046
Multifamily	7,160	479	—	284	—	—	7,923
All other loans	8,435	19	—	—	—	—	8,454
Total	$484,520	$72,724	$35,232	$6,148	$221	$—	$598,845

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$8,466	$4

NOTE 6. Troubled Debt Restructurings

All loans deemed a troubled debt restructuring (“TDR"), are considered impaired, and are evaluated for collateral and cash-flow sufficiency. A loan is considered a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. All of the following factors are indicators that the Company has granted a concession (one or multiple items may be present):

•	The borrower receives a reduction of the stated interest rate to a rate less than the institution is willing to accept at the time of the restructure for a new loan with comparable risk.

•	The borrower receives an extension of the maturity date or dates at a stated interest rate lower than the current market interest rate for new debt with similar risk characteristics.

•	The borrower receives a reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	The borrower receives a deferral of required payments (principal and/or interest) which causes more than an insignificant change in cash flow.

•	The borrower receives a reduction of the accrued interest.

There were nineteen (19) troubled debt restructured loans totaling $3.4 million at June 30, 2019. At December 31, 2018, there were nineteen (19) troubled debt restructured loans totaling $3.8 million. Six loans, totaling $900 thousand, were in nonaccrual status at June 30, 2019. Two loans, totaling $118 thousand, were in nonaccrual status at December 31, 2018. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2019 or December 31, 2018.

During the three and six months ended June 30, 2019, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties. The following table and narrative set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the three and six months ended June 30, 2018:

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

Payment defaults during the six months ended June 30, 2019 for TDRs that were restructured within the preceding twelve month period are detailed in the table below. There were no payment defaults during the three months ended June 30, 2019 or the three and six months ended June 30, 2018.

	Six Months Ended
	June 30, 2019
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$76
Total	1	$76
Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve month period subsequent to the modification.

NOTE  7. Deposits

The composition of deposits at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Noninterest bearing demand deposits	$253,751	$251,184
Savings and interest bearing demand deposits:
NOW accounts	$88,112	$91,549
Money market accounts	162,700	140,581
Regular savings accounts	105,489	104,648
	$356,301	$336,778
Time deposits:
Balances of less than $250,000	$61,602	$62,063
Balances of $250,000 and more	59,270	53,079
	$120,872	$115,142
	$730,924	$703,104

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

The following tables present information about the Company’s leases:

(dollars in thousands)	As of
June 30, 2019
Lease liability	$3,713
Right-of-use asset	$3,682
Weighted average remaining lease term	21 years
Weighted average discount rate	3.62%

Six Months Ended
Lease Cost	June 30, 2019
Operating lease cost	$131
Short-term lease cost	7
Total lease cost	$138

Cash paid for amounts included in the measurement of lease liabilities	$100

A maturity analysis of operating lease liability and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

As of
Lease payments due	June 30, 2019
Six months ending December 31, 2019	$100
Twelve months ending December 31, 2020	215
Twelve months ending December 31, 2021	220
Twelve months ending December 31, 2022	220
Twelve months ending December 31, 2023	220
Twelve months ending December 31, 2024	220
Thereafter	4,257
Total undiscounted cash flows	$5,452
Discount	(1,739)
Lease liability	$3,713

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

The following section provides a description of the valuation methodologies used for instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

		Fair Value Measurements at
		June 30, 2019
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$23,698	$—	$23,698	$—
Mortgage-backed securities	77,423	—	77,423	—
Obligations of states and political subdivisions	40,542	—	40,542	—
Total assets at fair value	$141,663	$—	$141,663	$—

		Fair Value Measurements at
		December 31, 2018
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$21,731	$—	$21,731	$—
Mortgage-backed securities	76,483	—	76,483	—
Obligations of states and political subdivisions	46,084	—	46,084	—
Total assets at fair value	$144,298	$—	$144,298	$—

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018.

Level 3 Recurring Fair Value Measurements
	As of and For the Three Months Ended		As of and For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)		(in thousands)
Beginning balance	$—	$543	$—	$543
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	(543)	—	(543)
Total assets at fair value	$—	$—	$—	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

	Quantitative information about Level 3 Fair Value Measurements for
	June 30, 2019
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

		Fair Value at
		June 30, 2019
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,854	$—	$—	$2,854
		Fair Value at
		December 31, 2018
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,598	$—	$—	$3,598
Nonfinancial Assets:
Other real estate owned	106	—	—	106

The carrying value and fair value of the Company’s financial instruments at June 30, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements at
	June 30, 2019
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)	June 30, 2019
	(in thousands)
Financial Assets:
Cash and short-term investments	$18,361	$18,361	$—	$—	$18,361
Securities	141,663	—	141,663	—	141,663
Restricted Investments	1,201	—	1,201	—	1,201
Loans, net	634,161	—	—	624,175	624,175
Bank owned life insurance	447	—	447	—	447
Accrued interest receivable	2,295	—	2,295	—	2,295

Financial Liabilities:
Deposits	$730,924	$—	$731,153	$—	$731,153
Accrued interest payable	123	—	123	—	123

	Fair Value Measurements at
	December 31, 2018
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
	(in thousands)
Financial assets:
Cash and short-term investments	$18,353	$18,353	$—	$—	$18,353
Securities	144,298	—	144,298	—	144,298
Restricted Investments	1,170	—	1,170	—	1,170
Loans, net	601,371	—	—	592,566	592,566
Bank owned life insurance	447	—	447	—	447
Accrued interest receivable	2,222	—	2,222	—	2,222

Financial liabilities:
Deposits	$703,104	$—	$703,323	$—	$703,323
Federal funds purchased	1,871	—	1,871	—	1,871
Accrued interest payable	101	—	101	—	101

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following tables for the periods indicated:

	Three Months Ended
	June 30,
	2019			2018
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
April 1	$93	$44	$137	$(2,327)	$44	$(2,283)
Other comprehensive income (loss) before reclassifications	1,650	—	1,650	(443)	—	(443)
Reclassifications	—	—	—	—	—	—
Tax effect of current period changes	(346)	—	(346)	93	—	93
Current period changes net of taxes	1,304	—	1,304	(350)	—	(350)
June 30	$1,397	$44	$1,441	$(2,677)	$44	$(2,633)

	Six Months Ended
	June 30,
	2019			2018
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$(1,597)	$44	$(1,553)	$266	$44	$310
Other comprehensive income (loss) before reclassifications	3,787	—	3,787	(3,714)	—	(3,714)
Reclassifications	3	—	3	(11)	—	(11)
Tax effect of current period changes	(796)	—	(796)	782	—	782
Current period changes net of taxes	2,994	—	2,994	(2,943)	—	(2,943)
June 30	$1,397	$44	$1,441	$(2,677)	$44	$(2,633)

For the three months ended June 30, 2019 and 2018 there were no reclassifications out of accumulated other comprehensive income (loss). For the six months ended June 30, 2019 and 2018, $(3) thousand and $11 thousand, respectively, was reclassified out of accumulated other comprehensive income (loss) and appeared as gain (loss) on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $1 thousand and $2 thousand for the six months ended June 30, 2019 and 2018, respectively. The tax related to reclassifications in both periods is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the six months ended June 30, 2019 and 2018 and the year ended December 31, 2018:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2019	2018	2018
	(in thousands)
Balance, beginning	$106	$106	$106
Transfers from loans	—	2,799	2,799
Gain on foreclosure	—	397	397
Sales	(106)	(1,927)	—
Valuation adjustments	—	(1,269)	(282)
Balance, ending	$—	$106	$3,020

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2019 and December 31, 2018 were as follows:

	As of
	June 30, 2019	December 31, 2018
	(in thousands)
Construction and Farmland	$—	$106
Residential Real Estate	—	—
Commercial Real Estate	—	—
Subtotal	$—	$106
Less valuation allowance	—	—
Total	$—	$106

There were three consumer mortgage loans totaling $629 thousand collateralized by residential real estate in the process of foreclosure at June 30, 2019. There was one consumer mortgage loan totaling $71 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2018.

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

At June 30, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $3.1 million and $3.3 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $1.2 million and $1.9 million at June 30, 2019 and December 31, 2018, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the three months ended June 30, 2019 and 2018, the Company recognized amortization expense of $58 thousand and $43 thousand, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized amortization expense of $115 thousand and $86 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2019 are $385 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended June 30, 2019 and 2018, were $96 thousand and $75 thousand, respectively. Total tax credits and other tax benefits recognized during the six months ended June 30, 2019 and 2018, were $191 thousand and $150 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Based on FASB’s July 17, 2019 meeting, an exposure draft is expected that, once finalized, could change implementation dates for many companies. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet weekly to address the compliance requirements. Historic loan data has been gathered and reviewed for completeness and accuracy. In addition, the committee has selected a third-party that is assisting in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard in advance of the required implementation date.
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
In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various TRG Meetings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.
In May 2019, the FASB issued ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings balance in the balance sheet. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At June 30, 2019, the Company had total assets of $833.5 million, net loans of $634.2 million, total deposits of $730.9 million, and shareholders’ equity of $92.7 million. The Company’s net income was $4.7 million for the six months ended June 30, 2019.

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

CRITICAL ACCOUNTING POLICIES

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within these statements is, to a significant extent, based on measurements of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact the transactions could change.

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

Other Real Estate Owned ("OREO")
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
Other-Than-Temporary Impairment ("OTTI") for Securities
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

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2019 was $4.7 million, a decrease of $363 thousand or 7.17% as compared to net income for the six months ended June 30, 2018 of $5.1 million. Net income during the second quarter of 2019 was $2.1 million, a decrease of $395 thousand or 15.67% as compared to net income during the second quarter of 2018 of $2.5 million. Earnings per share, basic and diluted were $1.36 and $1.46 for the six months ended June 30, 2019 and 2018, respectively. Earnings per share, basic and diluted were $0.62 and $0.73 for the second quarter of 2019 and the second quarter of 2018, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2019 and 2018 was 1.18% and 1.34%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2019 and 2018 was 10.55% and 12.25%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $15.3 million and $14.5 million for the six months ended June 30, 2019 and 2018, respectively, which represents an increase of $843 thousand or 5.83%. Net interest income was $7.7 million and $7.4 million for the three months ended June 30, 2019 and 2018, respectively, which represents an increase of $268 thousand or 3.61%. The increase in net interest income was driven by an increase in the average balance of the loan portfolio as well as the rising interest rate environment. Average interest earning assets increased $44.6 million when comparing the six months ended June 30, 2018 to the six months ended June 30, 2019 while the average yield on earning assets increased by 24 basis points over that same period.

Total interest income was $17.3 million and $15.5 million for the six months ended June 30, 2019 and 2018, respectively, which represents an increase of $1.9 million or 12.11%. Total interest income was $8.8 million and $8.0 million for the three months ended June 30, 2019 and 2018, respectively, which represents an increase of $756 thousand or 9.46%. The increase in interest income was driven by an increase in the average balance of the loan portfolio as well as the rising interest rate environment. Total interest expense was $2.0 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively, which represents an increase of $1.0 million or 103.20%. Total interest expense was $1.1 million and $573 thousand for the three months ended June 30, 2019 and 2018, respectively, which represents an increase of $488 thousand or 85.17%. The increase in interest expense is attributable to the increase in deposit rates in response to Federal Reserve Bank interest rate increases during 2018 in combination with an increase in interest-bearing deposit balances.

The net interest margin was 4.08% and 4.10% for the six months ended June 30, 2019 and 2018, respectively. The net interest margin was 4.02% and 4.17% for the three months ended June 30, 2019 and 2018, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2019 and 2018.

Net interest income and net interest margin may experience some volatility in the face of the uncertainty of current rate environment.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	June 30, 2019			June 30, 2018
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$110,498	$776	2.82%	$97,433	$685	2.81%
Tax-Exempt (1)	32,841	287	3.50%	38,678	339	3.51%
Total Securities	$143,339	$1,063	2.98%	$136,111	$1,024	3.01%
Loans:
Taxable	610,621	7,584	4.98%	569,442	6,885	4.85%
Non-accrual	3,949	—	—%	3,624	—	—%
Tax-Exempt (1)	12,020	135	4.50%	8,378	146	6.99%
Total Loans	$626,590	$7,719	4.94%	$581,444	$7,031	4.85%
Federal funds sold	206	1	2.27%	83	—	1.78%
Interest-bearing deposits in other banks	9,232	55	2.39%	9,437	41	1.83%
Total earning assets (2)	$775,418	$8,838	4.57%	$723,451	$8,096	4.49%
Allowance for loan losses	(5,774)			(4,651)
Total non-earning assets	50,958			50,895
Total assets	$820,602			$769,695

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$88,052	$120	0.55%	$92,079	$73	0.32%
Money market accounts	152,063	378	1.00%	130,150	188	0.58%
Savings accounts	105,330	52	0.20%	104,375	40	0.15%
Time deposits:
$250,000 and more	55,959	294	2.10%	69,056	151	0.88%
Less than $250,000	62,112	211	1.36%	36,749	111	1.21%
Total interest-bearing deposits	$463,516	$1,055	0.91%	$432,409	$563	0.52%
Federal funds purchased	812	6	2.96%	1,645	10	2.39%
Federal Home Loan Bank advances	—	—	—%	—	—	—%
Total interest-bearing liabilities	$464,328	$1,061	0.92%	$434,054	$573	0.53%
Noninterest-bearing liabilities:
Demand deposits	255,521			243,898
Other Liabilities	9,715			8,253
Total liabilities	$729,564			$686,205
Shareholders’ equity	91,038			83,490
Total liabilities and shareholders’ equity	$820,602			$769,695
Net interest income		$7,777			$7,523
Net interest spread			3.66%			3.96%
Interest expense as a percent of average earning assets			0.55%			0.32%
Net interest margin			4.02%			4.17%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	June 30, 2019			June 30, 2018
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$109,514	$1,578	2.91%	$94,120	$1,301	2.79%
Tax-Exempt (1)	34,190	594	3.50%	38,991	671	3.47%
Total Securities	$143,704	$2,172	3.05%	$133,111	$1,972	2.99%
Loans:
Taxable	602,292	14,995	5.02%	565,181	13,353	4.76%
Non-accrual	3,140	—	—%	2,526	—	—%
Tax-Exempt (1)	12,080	269	4.49%	10,751	238	4.47%
Total Loans	$617,512	$15,264	4.98%	$578,458	$13,591	4.74%
Federal funds sold	145	2	2.78%	151	2	2.06%
Interest-bearing deposits in other banks	7,053	86	2.46%	11,464	95	1.67%
Total earning assets (2)	$765,274	$17,524	4.62%	$720,658	$15,660	4.38%
Allowance for loan losses	(5,660)			(4,551)
Total non-earning assets	48,666			48,352
Total assets	$808,280			$764,459

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$87,817	$231	0.53%	$90,144	$131	0.29%
Money market accounts	146,431	701	0.97%	131,049	324	0.50%
Savings accounts	104,573	104	0.20%	103,993	65	0.13%
Time deposits:
$250,000 and more	53,875	552	2.07%	68,649	274	0.80%
Less than $250,000	62,915	411	1.32%	36,856	195	1.06%
Total interest-bearing deposits	$455,611	$1,999	0.88%	$430,691	$989	0.46%
Federal funds purchased	2,142	31	2.92%	843	10	2.39%
Federal Home Loan Bank advances	—	—	—%	—	—	—%
Trust preferred capital notes	—	—	—%	—		—%
Total interest-bearing liabilities	$457,753	$2,030	0.89%	$431,534	$999	0.47%
Noninterest-bearing liabilities:
Demand deposits	252,227			240,699
Other Liabilities	8,551			8,913
Total liabilities	$718,531			$681,146
Shareholders’ equity	89,749			83,313
Total liabilities and shareholders’ equity	$808,280			$764,459
Net interest income		$15,494			$14,661
Net interest spread			3.73%			3.91%
Interest expense as a percent of average earning assets			0.53%			0.28%
Net interest margin			4.08%			4.10%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$7,690	$7,000	$15,208	$13,541
Interest Income - Securities and Other Interest-Earnings Assets	1,060	994	2,135	1,928
Interest Expense - Deposits	1,055	563	1,999	989
Interest Expense - Other Borrowings	6	10	31	10
Total Net Interest Income	$7,689	$7,421	$15,313	$14,470
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$28	$31	$56	$50
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	60	71	125	141
Total Tax Benefit on Tax-Exempt Interest Income	$88	$102	$181	$191
Tax-Equivalent Net Interest Income	$7,777	$7,523	$15,494	$14,661
(1) Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased from 4.38% to 4.62% for the six months ended June 30, 2018 and 2019, respectively and from 4.49% to 4.57% for the three months ended June 30, 2018 and 2019, respectively . For those same time periods, the tax-equivalent yield on securities stayed relatively stable. The tax equivalent yield on loans increased 24 basis points from 4.74% for the six months ended June 30, 2018 to 4.98% for the same time period in 2019. For the three months ended June 30, 2018 and 2019, the tax equivalent yield on loans increased nine basis points. The increase in the tax-equivalent yield on loans was the main driver behind the increase in tax-equivalent yield on earning assets for the three and six months periods. The increase in the yield on loans as compared to the corresponding period in the prior year was primarily due to rate increases during the course of 2018.

The average rate on interest bearing liabilities increased 42 basis points from 0.47% for the six months ended June 30, 2018 to 0.89% for the same time period in 2019. For the three months ended June 30, 2018 and 2019, the average rate on interest bearing liabilities increased 39 basis points. The average rate on interest bearing deposits increased due to the increases in rates paid on deposit accounts driven by market rate increases, responding to Federal Reserve Bank interest rate increases during 2018.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for (recovery of) loan losses was $256 thousand and $(97) thousand for the three months ended June 30, 2019 and 2018, respectively. The provision for loan losses was $450 thousand and $108 thousand for the six months ended June 30, 2019 and 2018, respectively. The provision for loan losses for the three and six months ended June 30, 2019 resulted from the growth of the loan portfolio as well as from charge-offs that occurred during the period.

Noninterest Income

Total noninterest income for the six months ended June 30, 2019 and 2018 was $3.7 million and $3.5 million, respectively. Total noninterest income for the three months ended June 30, 2019 and 2018 was $1.9 million and $1.7 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and six months ended June 30, 2019 and 2018, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Income from fiduciary activities	$375	$299	$76	25%	$657	$743	$(86)	(12)%
Service charges on deposit accounts	282	302	(20)	(7)%	567	610	(43)	(7)%
Other service charges and fees	1,192	1,048	144	14%	2,263	2,009	254	13%
(Loss) gain on sale of securities	—	—	—	NM	(3)	11	(14)	NM
Gain (loss) on disposal of bank premises and equipment	—	—	—	NM	120	(3)	123	NM
Other operating income	29	16	13	81%	118	96	22	23%
Total noninterest income	$1,878	$1,665	$213	13%	$3,722	$3,466	$256	7%

NM - Not Meaningful

Income from fiduciary activities increased during the three months ended June 30, 2019 and decreased during the six months ended June 30, 2019 when compared to the same periods in 2018. The majority of the increase during the three month period is due to a one-time fee during the second quarter of 2019 for termination and successor trustee fees. The majority of the decrease during the six month period is due to a one-time fee, collected during the first quarter of 2018, related to the settlement of a real estate transaction. The amount of income from fiduciary activities is primarily determined by the number of active accounts and total assets under management; accordingly, income also fluctuated due to changes in the market value of the assets under management. These fluctuations do not necessarily indicate future results.

The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased during the three and six months ended June 30, 2019 when compared to the same periods in 2018. This increase can be primarily attributed to an increase in ATM fees. This fee income fluctuates due to ATM usage.

Noninterest Expenses

Total noninterest expenses increased $1.3 million or 10.67% for the six months ended June 30, 2019 compared to the same period in 2018. Total noninterest expenses increased $658 thousand or 10.67% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The following table presents the components of noninterest expense for the three and six months ended June 30, 2019 and 2018, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Salaries and employee benefits	$3,874	$3,406	$468	14%	$7,416	$6,932	$484	7%
Occupancy expenses	401	363	38	10%	829	734	95	13%
Equipment expenses	217	234	(17)	(7)%	419	453	(34)	(8)%
Advertising and marketing expenses	249	201	48	24%	467	386	81	21%
Stationary and supplies	37	47	(10)	(21)%	66	103	(37)	(36)%
ATM network fees	331	246	85	35%	561	452	109	24%
Other real estate owned expense	1	7	(6)	NM	1	137	(136)	NM
Loss (gain) on other real estate owned	70	282	(212)	NM	70	(115)	185	NM
FDIC assessment	52	55	(3)	(5)%	105	113	(8)	(7)%
Computer software expense	110	112	(2)	(2)%	220	251	(31)	(12)%
Bank franchise tax	164	145	19	13%	310	279	31	11%
Professional fees	237	283	(46)	(16)%	622	558	64	11%
Data processing fees	303	118	185	157%	543	243	300	123%
Other operating expenses	778	667	111	17%	1,426	1,270	156	12%
Total noninterest expenses	$6,824	$6,166	$658	11%	$13,055	$11,796	$1,259	11%

NM - Not Meaningful

Salaries and employee benefits increased during the three and six months ended June 30, 2019 over 2018. This increase was largely due to a higher incentive plan expense in 2019. Based upon the status of employee incentive goals at June 30, 2019, an accrual of approximately $275 thousand was recorded during the second quarter of 2019.

Occupancy expenses increased during the three and six months ended June 30, 2019 over 2018. The two main contributors to this increase were increased real estate taxes and snow removal costs.

Advertising and marketing expenses increased during the three and six months ended June 30, 2019 over 2018 mainly due to increases in radio advertising and charitable contributions. Advertising expenses fluctuate depending on promotions and campaigns being run by the Company.

ATM networks fees increased during the three and six months ended June 30, 2019 over 2018. This is due mainly to changes in activity from customers which can fluctuate between periods.

Other real estate owned expenses and loss (gain) on other real estate owned varied significantly as compared to the three and six month periods in the prior year due primarily to one large property acquired in 2018. A $397 thousand gain was recognized upon the foreclosure of residential real estate collateral during the first quarter of 2018. On February 14, 2018, the Bank took ownership of an approximately 38-acre residential property located in Northern Loudoun County, Virginia. The property had a current appraised value of $3.4 million and after consideration of estimated selling costs, was recorded as other real estate owned of $3.2 million. Additionally, approximately $130 thousand in other real estate owned expenses were incurred with this foreclosure during the six months ended June 30, 2018.

Computer software expense decreased during the six months ended June 30, 2019 over 2018 mainly due to lower amortization expense and the timing of services incurred.

Professional fees decreased during the three months ended June 30, 2019 over 2018. This decrease was primarily due to due to the Company's use of an outside firm to assist with the search for a commercial lending team leader during 2018. Professional fees increased during the six months ended June 30, 2019 over 2018 mainly due to the Company's use of an outside firm to assist with the search for a new President and CEO given the retirement of Mr. Milleson.

Data processing fees increased during the three and six months ended June 30, 2019 over 2018. Much of this increase is related to the Company moving its in-house core banking software to a service bureau environment. The Company migrated to a service bureau environment in late June 2018.

The efficiency ratio of the Company was 67.99% and 65.74% for the six months ended June 30, 2019 and 2018, respectively. The efficiency ratio of the Company was 69.95% and 64.04% for the three months ended June 30, 2019 and 2018, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21% for 2019 and 2018. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$6,824	$6,166	$13,055	$11,796
Less: Loss (gain) on other real estate owned	70	282	70	(115)
Adjusted noninterest expenses	$6,754	$5,884	$12,985	$11,911

Net interest income	7,689	$7,421	$15,313	$14,470

Noninterest income	1,878	1,665	3,722	3,466
Less: (Loss) gain on sales of securities	—	—	(3)	11
Less: Gain (loss) on the sale and disposal of premises and equipment	—	—	120	(3)
Adjusted noninterest income	$1,878	$1,665	$3,605	$3,458
Tax equivalent adjustment (1)	88	102	181	191
Total net interest income and noninterest income, adjusted	$9,655	$9,188	$19,099	$18,119

Efficiency ratio	69.95%	64.04%	67.99%	65.74%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21% 2019 and 2018.

Income Taxes

Income tax expense was $361 thousand and $496 thousand for the three months ended June 30, 2019 and 2018, respectively. Income tax expense was $833 thousand and $972 thousand during the six months ended June 30, 2019 and 2018, respectively. The effective tax rate was 14.52% and 16.44% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate was 15.06% and 16.11% for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate is below the statutory rate of 21% due primarily to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $141.7 million at June 30, 2019, compared to $144.3 million at December 31, 2018. This represents a decrease of $2.6 million or 1.83%. The Company purchased $10.0 million in securities during the six months ended June 30, 2019. The Company had total maturities, calls, and principal repayments of $8.2 million. There were $8.0 million in sales during the six months ended June 30, 2019. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2019. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2019 and December 31, 2018. The Company had a net unrealized gain on available for sale securities of $1.8 million at June 30, 2019 as compared to a net unrealized loss of $2.0 million at December 31, 2018. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $639.2 million and $606.8 million at June 30, 2019 and December 31, 2018, respectively. This represents an increase of $32.4 million or 5.33% during the six months ended June 30, 2019. The ratio of gross loans to deposits increased slightly during the six months ended June 30, 2019 from 86.31% at December 31, 2018 to 87.45% at June 30, 2019. Loan and deposit growth during the quarter allowed the ratio of gross loans to deposits to remain relatively stable.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2019 and December 31, 2018.

Residential real estate loans were $238.3 million or 37.28% and $229.8 million or 37.87% of total loans at June 30, 2019 and December 31, 2018, respectively. Commercial real estate loans were $280.3 million or 43.86% and $265.6 million or 43.77% of total loans at June 30, 2019 and December 31, 2018, respectively, representing an increase of $14.7 million or 5.55% during the six months ended June 30, 2019. Construction, land development, and farmland loans were $58.7 million or 9.18% and $61.9 million or 10.20% of total loans at June 30, 2019 and December 31, 2018, respectively, representing a decrease of $3.2 million or (5.23)% during the six months ended June 30, 2019. Consumer installment loans were $8.1 million or 1.27% and $8.5 million or 1.40% of total loans at June 30, 2019 and December 31, 2018, respectively. Commercial and industrial loans were $46.1 million or 7.21% and $33.1 million or 5.45% of total loans at June 30, 2019 and December 31, 2018, respectively, representing an increase of $13.0 million or 39.26% during the six months ended June 30, 2019. During the six months ended June 30, 2019, loan growth was mainly concentrated in commercial real estate and commercial and industrial loans.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2019 and 2018 and the year ended December 31, 2018. Charged-off loans were $970 thousand and $168 thousand for the six months ended June 30, 2019 and 2018, respectively. Recoveries were $99 thousand and $197 thousand for the six months ended June 30, 2019 and 2018, respectively. This resulted in net charge-offs of $(871) thousand and net recoveries of $29 thousand for the six months ended June 30, 2019 and 2018, respectively. The allowance for loan losses as a percentage of loans was 0.79% at June 30, 2019 and 0.90% at December 31, 2018. The main reason for the decrease in the ratio was the partial charge-off of one large loan in the amount of $550 thousand. Due to a bankruptcy filing, management determined it prudent to write the loan balance down to the net realizable value of the underlying collateral. The movement of this specific allocation (provided for at year end 2018) to the loss history caused the majority of the decrease in the ratio. The allowance for loan losses was 113.22% of nonperforming loans at June 30, 2019 and 193.96% of nonperforming loans at December 31, 2018. All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. The increases in past due and nonaccrual loans as compared to the prior year end were comprised primarily of loans identified as impaired prior to 2019 as well as loans identified as impaired in the current year which required minimal specific allocations as a result of management's evaluation of the loans for potential impairment. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans increased slightly from 0.75% at December 31, 2018 to 0.76% at June 30, 2019. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the unpredictability of the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, other real estate owned (foreclosed properties), and loans past due 90 days or more and still accruing. Nonperforming loans increased by $1.6 million during the six months ended June 30, 2019. The majority of the increase in nonperforming assets was due mainly to the addition of loans to nonaccrual status during the six months ended June 30, 2019. Nonaccrual loans were $4.4 million and $2.1 million at June 30, 2019 and December 31, 2018, respectively. One loan relationship (three loans) totaling $907 thousand was placed on nonaccrual status during the first quarter of 2019. This relationship was considered to be impaired at December 31, 2018 as well as June 30, 2019. One large residential 1-4 family loan ($1.3 million) and a $635 thousand commercial and industrial loan were placed on nonaccrual status during the second quarter of 2019. Other real estate owned was zero and $106 thousand at June 30, 2019 and December 31, 2018, respectively. The Company held two properties in other real estate owned with an average balance of $53 thousand at December 31, 2018. The percentage of nonperforming assets to loans and other real estate owned was 0.70% at June 30, 2019 and 0.37% at December 31, 2018, respectively. There were $68 thousand in loans past due 90 days or more and still accruing interest at June 30, 2019. There were $695 thousand in loans past due 90 days or more and still accruing at December 31, 2018.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, increased by $2.8 million during the six months ended June 30, 2019. This increase is due mainly to one residential 1-4 family with a current balance of $1.3 million and a $635 thousand commercial and industrial loan. Both of these loans are in nonaccrual status. The majority of the increase in past due loans was 90 or more days past due.

During the six months ended June 30, 2019, the Bank placed fourteen loans with a balance of $3.3 million at June 30, 2019 on nonaccrual status. These loans, with the exception of two loans totaling $45 thousand, are secured by real estate. The additions to nonaccrual status during the year were reduced by charge-offs and pay-offs. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

For real estate loans, upon foreclosure, the balance of the loan is transferred to OREO and carried at the fair value of the property based on current appraisals and other current market trends, less estimated selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off to the allowance for loan losses. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair value, additional write downs of the property value are charged directly to operations.

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2019, the Company had $3.4 million in restructured loans with specific allowances totaling $98 thousand. At December 31, 2018, the Company had $3.8 million in restructured loans with specific allowances totaling $174 thousand. At June 30, 2019 and December 31, 2018, total restructured loans performing under the restructured terms and accruing interest were $2.5 million and $3.7 million, respectively. Six loans, totaling $900 thousand, were in nonaccrual status at June 30, 2019. Two loans, totaling $118 thousand, were in nonaccrual status at December 31, 2018.

Deposits

Total deposits were $730.9 million and $703.1 million at June 30, 2019 and December 31, 2018, respectively. This represents an increase of $27.8 million or 3.96% during the six months ended June 30, 2019. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2019 and December 31, 2018.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $2.6 million or 1.02% from $251.2 million at December 31, 2018 to $253.8 million at June 30, 2019. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $19.5 million or 5.80% from $336.8 million at December 31, 2018 to $356.3 million at June 30, 2019. Savings and interest-bearing demand deposits included $35.5 million and $18.4 million in reciprocal ICS deposits at June 30, 2019 and December 31, 2018, respectively. Time deposits increased $5.7 million or 4.98% from $115.1 million at December 31, 2018 to $120.9 million at June 30, 2019. Certificates of deposit also included zero and $212 thousand in reciprocal CDARS deposits at June 30, 2019 and December 31, 2018, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2019 was $92.7 million, reflecting a percentage of total assets of 11.13%, as compared to $87.6 million and 10.96% at December 31, 2018. During the six months ended June 30, 2018 and 2019, the Company declared dividends of $0.46 and $0.49 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.
At June 30, 2019, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities and changes in the benefit obligations and plan assets for the post retirement benefit plan. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.
For capital adequacy purposes financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. Beginning on January 1, 2016, the capital conservation buffer requirement began its phase-in at 0.625% of risk-weighted assets, and has increased by the same amount each year until it reached 2.5% on January 1, 2019. The capital conservation buffer is applicable to all ratios except the leverage ratio, which is noted below as Tier 1 capital to average assets. The Bank's institution specific capital conservation buffer at June 30, 2019 and December 31, 2018 was 6.37% and 6.88%, respectively.

The Bank's Tier 1 common risk-based capital ratio was 13.59% at June 30, 2019 as compared to 13.99% at December 31, 2018. The Bank’s Tier 1 risk-based capital ratio was 13.59% at June 30, 2019 as compared to 13.99% at December 31, 2018. The Bank’s total risk-based capital ratio was 14.38% at June 30, 2019 as compared to 14.88% at December 31, 2018. The Bank’s Tier 1 capital to average total assets ratio was 10.77% at June 30, 2019 as compared to 10.92% at December 31, 2018. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2019, liquid assets totaled $263.5 million as compared to $252.8 million at December 31, 2018. These amounts represent 35.58% and 35.50% of total liabilities at June 30, 2019 and December 31, 2018, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company’s purchases of its common stock during the second quarter of 2019 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 20, 2019. The Program has an expiration date of June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

April 1 - April 30, 2019	38,555	$33.44	38,555	75,612
May 1 - May 31, 2019	5,000	32.15	5,000	70,612
June 1 - June 30, 2019	—	—	—	70,612
	43,555	$33.29	43,555	70,612

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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August, 2019.
Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Vice President, Chief Financial Officer