Form 10-Q
period 2019-09-30
EAGLE FINANCIAL SERVICES INC
filed 2019-11-08
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 1, 2019 was 3,432,912.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$10,559	$12,358
Interest-bearing deposits with other institutions	28,357	5,995
Federal funds sold	240	—
Total cash and cash equivalents	39,156	18,353
Securities available for sale, at fair value	137,729	144,298
Restricted investments	1,622	1,170
Loans	638,280	606,827
Allowance for loan losses	(4,891)	(5,456)
Net Loans	633,389	601,371
Bank premises and equipment, net	19,363	19,083
Other real estate owned, net of allowance	442	106
Other assets	19,718	15,236
Total assets	$851,419	$799,617
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$265,483	$251,184
Savings and interest bearing demand deposits	348,435	336,778
Time deposits	121,481	115,142
Total deposits	$735,399	$703,104
Federal funds purchased	—	1,871
Federal Home Loan Bank advances	10,000	—
Other liabilities	11,390	7,043
Total liabilities	$756,789	$712,018

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2019, 3,439,612 including 26,789 shares of unvested restricted stock; issued and outstanding 2018, 3,445,914 including 16,701 shares of unvested restricted stock	8,532	8,573
Surplus	11,472	11,992
Retained earnings	72,971	68,587
Accumulated other comprehensive income (loss)	1,655	(1,553)
Total shareholders’ equity	$94,630	$87,599
Total liabilities and shareholders’ equity	$851,419	$799,617
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and Dividend Income
Interest and fees on loans	$8,022	$7,092	$23,230	$20,633
Interest and dividends on investment securities:
Taxable interest income	750	702	2,295	1,976
Interest income exempt from federal income taxes	204	263	673	793
Dividends	16	16	49	43
Interest on deposits with other institutions	91	58	177	153
Interest on federal funds sold	1	—	3	2
Total interest and dividend income	$9,084	$8,131	$26,427	$23,600
Interest Expense
Interest on deposits	1,123	704	$3,122	$1,693
Interest on federal funds purchased	—	1	31	11
Interest on Federal Home Loan Bank advances	9	—	9	—
Total interest expense	$1,132	$705	$3,162	$1,704
Net interest income	$7,952	$7,426	$23,265	$21,896
Provision for Loan Losses	117	140	567	248
Net interest income after provision for loan losses	$7,835	$7,286	$22,698	$21,648
Noninterest Income
Income from fiduciary activities	$369	$316	$1,026	$1,059
Service charges on deposit accounts	307	302	874	912
Other service charges and fees	1,465	1,172	3,728	3,181
(Loss) gain on sale of securities	(4)	6	(7)	17
Gain (loss) on disposal of bank premises and equipment	17	—	137	(3)
Other operating income	65	8	183	104
Total noninterest income	$2,219	$1,804	$5,941	$5,270
Noninterest Expenses
Salaries and employee benefits	$4,120	$3,666	$11,536	$10,598
Occupancy expenses	386	374	1,215	1,108
Equipment expenses	206	233	625	686
Advertising and marketing expenses	190	209	657	595
Stationery and supplies	49	42	115	145
ATM network fees	265	192	826	644
Other real estate owned expense	51	24	52	161
Loss on other real estate owned	377	987	447	872
FDIC assessment	36	56	141	169
Computer software expense	114	114	334	365
Bank franchise tax	173	152	483	431
Professional fees	205	260	827	818
Data processing fees	363	270	906	513
Other operating expenses	876	731	2,302	2,001
Total noninterest expenses	$7,411	$7,310	$20,466	$19,106
Income before income taxes	$2,643	$1,780	$8,173	$7,812
Income Tax Expense (Benefit)	412	(80)	1,245	892
Net income	$2,231	$1,860	$6,928	$6,920
Earnings Per Share
Net income per common share, basic	$0.65	$0.54	$2.01	$2.00
Net income per common share, diluted	$0.65	$0.54	$2.01	$2.00
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$2,231	$1,860	$6,928	$6,920
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities net of reclassification adjustments, and net of deferred income tax of $57 and ($315) for the three months ended, respectively and $853 and ($1,097) for the nine months ended, respectively	214	(1,186)	3,208	(4,129)
Total other comprehensive income (loss)	214	(1,186)	$3,208	$(4,129)
Total comprehensive income	$2,445	$674	$10,136	$2,791
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$8,587	$12,075	$62,845	$310	$83,817
Net income			2,539		2,539
Other comprehensive (loss)				(2,593)	(2,593)
Vesting of restricted stock awards, stock incentive plan (9,109 shares)	23	(23)			—
Stock-based compensation expense		81			81
Issuance of common stock, dividend investment plan (5,681 shares)	14	166			180
Repurchase and retirement of common stock (5,000 shares)	(13)	(144)			(157)
Dividends declared ($0.23 per share)			(796)		(796)
Balance, March 31, 2018	$8,611	$12,155	$64,588	$(2,283)	$83,071
Net income			2,521		2,521
Other comprehensive (loss)				(350)	(350)
Stock-based compensation expense		114			114
Issuance of common stock, dividend investment plan (3,171 shares)	8	96			104
Issuance of common stock, employee benefit plan (3,767 shares)	9	126			135
Dividends declared ($0.23 per share)			(796)		(796)
Balance, June 30, 2018	$8,628	$12,491	$66,313	$(2,633)	$84,799
Net income			1,860		1,860
Other comprehensive (loss)				(1,186)	(1,186)
Stock-based compensation expense		177			177
Issuance of common stock, dividend investment plan (1,285 shares)	3	44			47
Issuance of common stock, employee benefit plan (646 shares)	2	21			23
Repurchase and retirement of common stock (1,653 shares)	(4)	(53)			(57)
Dividends declared ($0.24 per share)			(833)		(833)
Balance, September 30, 2018	$8,629	$12,680	$67,340	$(3,819)	$84,830

Balance, December 31, 2018	$8,573	$11,992	$68,587	$(1,553)	87,599
Net income			2,571		2,571
Other comprehensive income				1,690	1,690
Vesting of restricted stock awards, stock incentive plan (10,000 shares)	25	(25)			—
Stock-based compensation expense		86			86
Issuance of common stock, dividend investment plan (3,685 shares)	9	107			116
Repurchase and retirement of common stock (1,500 shares)	(3)	(44)			(47)
Dividends declared ($0.24 per share)			(830)		(830)
Balance, March 31, 2019	$8,604	$12,116	$70,328	$137	$91,185
Net income			2,126		2,126
Other comprehensive income				1,304	1,304

Stock-based compensation expense		116			116
Issuance of common stock, dividend investment plan (5,708 shares)	15	164			179
Issuance of common stock, employee benefit plan (4,064 shares)	10	128			138
Repurchase and retirement of common stock (43,555 shares)	(110)	(1,341)			(1,451)
Dividends declared ($0.25 per share)			(855)		(855)
Balance, June 30, 2019	$8,519	$11,183	$71,599	$1,441	$92,742
Net income			2,231		2,231
Other comprehensive income				214	214
Vesting of restricted stock awards, stock incentive plan (2,400 shares)	6	(6)			—
Stock-based compensation expense		217			217
Issuance of common stock, dividend investment plan (2,808 shares)	7	78			85
Dividends declared ($0.25 per share)			(859)		(859)
Balance, September 30, 2019	$8,532	$11,472	$72,971	$1,655	$94,630
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$6,928	$6,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	701	698
Amortization of other assets	268	143
Provision for loan losses	567	248
Loss on other real estate owned	447	872
(Gain) loss on the sale and disposal of premises and equipment	(137)	3
Loss (gain) on the sale of securities	7	(17)
Stock-based compensation expense	419	372
Premium amortization on securities, net	344	400
Changes in assets and liabilities:
(Increase) in other assets	(1,858)	(2,944)
Increase (decrease) in other liabilities	601	(11,770)
Net cash provided by (used in) operating activities	$8,287	$(5,075)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$16,864	$12,901
Proceeds from the sale of securities available for sale	12,349	5,374
Purchases of securities available for sale	(18,934)	(31,718)
Purchases of restricted investments	(452)	(59)
Purchases of bank premises and equipment	(1,124)	(626)
Proceeds from the sale of other real estate owned	36	—
Proceeds from the sale of bank premises and equipment	279	—
Proceeds from the sale of repossessed assets	16	—
Net (increase) in loans	(33,419)	(32,399)
Net cash (used in) investing activities	$(24,385)	$(46,527)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$25,956	$26,412
Net increase in time deposits	6,339	3,511
Net (decrease) increase in federal funds purchased	(1,871)	1,158
Net increase in Federal Home Loan Bank advances	10,000	—
Issuance of common stock, employee benefit plan	138	158
Repurchase and retirement of common stock	(1,498)	(214)
Cash dividends paid	(2,163)	(2,094)
Net cash provided by financing activities	$36,901	$28,931

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
(continued)

	Nine Months Ended
	September 30,
	2019	2018
Increase (decrease) in cash and cash equivalents	$20,803	$(22,671)
Cash and Cash Equivalents
Beginning	18,353	35,848
Ending	$39,156	$13,177
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,132	$1,649
Income taxes	$—	$1,791
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$4,061	$(5,226)
Other real estate and repossessed assets acquired in settlement of loans	$834	$2,803
Issuance of common stock, dividend investment plan	$380	$331
Lease liabilities arising from right-of-use assets	$3,745	$—
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2019
NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2019 and December 31, 2018, the results of operations and the changes in stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of September 30, 2019, there was $227 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	16,701	$29.72	14,401	$24.68
Granted	22,488	30.69	16,950	32.84
Vested	(12,400)	29.54	(9,109)	24.63
Forfeited	—	—	(41)	25.50
Nonvested, end of period	26,789	30.62	22,201	30.93

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2019 and 2018. During 2019 and 2018, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	3,436,660	3,474,246	3,439,980	3,467,201

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2019 and December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,921	$493	$(43)	$23,371
Mortgage-backed securities	76,886	808	(160)	77,534
Obligations of states and political subdivisions	35,881	966	(23)	36,824
	$135,688	$2,267	$(226)	$137,729
	December 31, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,183	$29	$(481)	$21,731
Mortgage-backed securities	77,976	145	(1,638)	76,483
Obligations of states and political subdivisions	46,159	394	(469)	46,084
	$146,318	$568	$(2,588)	$144,298

During the nine months ended September 30, 2019, the Company received proceeds of $12.3 million on sales of available for sale securities for gross gains of $37 thousand and gross losses of $44 thousand. During the nine months ended September 30, 2018, the Company sold $5.4 million of available for sale securities for gross gains of $62 thousand and $45 thousand in gross losses.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2019 and December 31, 2018 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,657	$26	$3,981	$17	$5,638	$43
Mortgage-backed securities	7,988	38	15,023	122	23,011	160
Obligations of states and political subdivisions	1,701	15	926	8	2,627	23
	$11,346	$79	$19,930	$147	$31,276	$226
	December 31, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,973	$6	$13,710	$475	$15,683	$481
Mortgage-backed securities	16,659	332	42,966	1,306	59,625	1,638
Obligations of states and political subdivisions	3,594	52	12,864	417	16,458	469
	$22,226	$390	$69,540	$2,198	$91,766	$2,588

Gross unrealized losses on available for sale securities included thirty (30) and ninety-five (95) debt securities at September 30, 2019 and December 31, 2018, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2019 and December 31, 2018 was changes in market interest rates and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements.

Securities having a carrying value of $1.9 million at September 30, 2019 were pledged for various purposes required by law.

The composition of restricted investments at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,138	686
Community Bankers’ Bank Stock	140	140
	$1,622	$1,170

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at September 30, 2019 and December 31, 2018 was as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$48,809	$54,675
Secured by farmland	13,266	7,251
Secured by 1-4 family residential properties	223,831	221,861
Multifamily	11,851	7,923
Commercial	275,708	265,595
Commercial and industrial loans	44,907	33,086
Consumer installment loans	8,168	8,470
All other loans	12,250	8,454
Total loans	$638,790	$607,315
Net deferred loan fees	(510)	(488)
Allowance for loan losses	(4,891)	(5,456)
Net Loans	$633,389	$601,371

Changes in the allowance for loan losses for the nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018 were as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2019	2018	2018
		(in thousands)
Balance, beginning	$5,456	$4,411	$4,411
Provision for loan losses	567	777	248
Recoveries added to the allowance	150	504	240
Loan losses charged to the allowance	(1,282)	(236)	(186)
Balance, ending	$4,891	$5,456	$4,713

Nonaccrual and past due loans by class at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$68	$—	$—	$68	$44,839	$44,907	$—	$32
Commercial Real Estate:
Owner Occupied	—	—	—	—	149,233	149,233	—	324
Non-owner occupied	—	—	—	—	126,475	126,475	—	339
Construction and Farmland:
Residential	—	149	—	149	8,145	8,294	—	—
Commercial	465	—	—	465	53,316	53,781	—	—
Consumer:
Installment	—	1	—	1	8,167	8,168	—	9
Residential:
Equity Lines	46	—	60	106	33,912	34,018	60	71
Single family	716	66	640	1,422	188,391	189,813	—	1,284
Multifamily	—	—	—	—	11,851	11,851	—	—
All Other Loans	—	—	—	—	12,250	12,250	—	—
Total	$1,295	$216	$700	$2,211	$636,579	$638,790	$60	$2,059

	December 31, 2018
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$127	$—	$—	$127	$32,959	$33,086	$—	$1,081
Commercial Real Estate:
Owner Occupied	—	—	—	—	136,309	136,309	—	—
Non-owner occupied	—	—	—	—	129,286	129,286	—	364
Construction and Farmland:
Residential	—	—	—	—	6,706	6,706	—	—
Commercial	—	—	—	—	55,220	55,220	—	—
Consumer:
Installment	4	—	—	4	8,466	8,470	—	—
Residential:
Equity Lines	—	—	—	—	32,815	32,815	—	92
Single family	960	196	900	2,056	186,990	189,046	695	581
Multifamily	—	—	—	—	7,923	7,923	—	—
All Other Loans	—	—	—	—	8,454	8,454	—	—
Total	$1,091	$196	$900	$2,187	$605,128	$607,315	$695	$2,118

Allowance for loan losses by segment at September 30, 2019 and December 31, 2018 were as follows:

	As of and for the Nine Months Ended
	September 30, 2019
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Charge-Offs	—	(383)	—	(850)	(5)	(44)	—	(1,282)
Recoveries	6	55	14	39	21	15	—	150
Provision for (recovery of) loan losses	(202)	403	(68)	426	(23)	59	(28)	567
Ending balance	$387	$1,863	$1,934	$534	$46	$127	$—	$4,891
Ending balance: Individually evaluated for impairment	$—	$88	$161	$—	$—	$—	$—	$249
Ending balance: collectively evaluated for impairment	$387	$1,775	$1,773	$534	$46	$127	$—	$4,642
Loans:
Ending balance	$62,075	$235,682	$275,708	$44,907	$8,168	$12,250	$—	$638,790
Ending balance individually evaluated for impairment	$255	$3,754	$3,086	$237	$9	$—	$—	$7,341
Ending balance collectively evaluated for impairment	$61,820	$231,928	$272,622	$44,670	$8,159	$12,250	$—	$631,449

	As of and for the Twelve Months Ended
	December 31, 2018
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Charge-Offs	—	(24)	—	(139)	(33)	(40)	—	(236)
Recoveries	266	28	78	100	19	13	—	504
Provision for (recovery of) loan losses	(15)	30	283	388	(2)	95	(2)	777
Ending balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Ending balance: Individually evaluated for impairment	$—	$119	$193	$650	$—	$—	$—	$962
Ending balance: collectively evaluated for impairment	$583	$1,669	$1,795	$269	$53	$97	$28	$4,494
Loans:
Ending balance	$61,926	$229,784	$265,595	$33,086	$8,470	$8,454	$—	$607,315
Ending balance individually evaluated for impairment	$280	$4,044	$2,919	$1,316	$—	$—	$—	$8,559
Ending balance collectively evaluated for impairment	$61,646	$225,740	$262,676	$31,770	$8,470	$8,454	$—	$598,756

Impaired loans by class as of and for the periods ended September 30, 2019 and December 31, 2018 were as follows:

	As of and for the Nine Months Ended
	September 30, 2019
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$383	$238	$—	$270	$17
Commercial Real Estate:
Owner Occupied	370	361	—	362	4
Non-owner occupied	411	339	—	342	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	309	256	—	268	19
Consumer:
Installment	9	9	—	10	—
Residential:
Equity lines	278	71	—	73	1
Single family	2,772	2,300	—	2,553	56
Multifamily	368	368	—	376	17
Other Loans	—	—	—	—	—
	$4,900	$3,942	$—	$4,254	$114
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	2,386	2,393	161	2,411	78
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	—	—	—	—	—
Single family	1,081	1,021	88	1,031	33
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,467	$3,414	$249	$3,442	$111
Total:
Commercial	$383	$238	$—	$270	$17
Commercial Real Estate	3,167	3,093	161	3,115	82
Construction and Farmland	309	256	—	268	19
Consumer	9	9	—	10	—
Residential	4,499	3,760	88	4,033	107
Other	—	—	—	—	—
Total	$8,367	$7,356	$249	$7,696	$225

(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $15 thousand at September 30, 2019.

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

The average recorded investment for impaired loans for the three months ended September 30, 2019 was $7.6 million. The interest income recognized on impaired loans for the three months ended September 30, 2019 was $73 thousand.
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

Credit quality information by class at September 30, 2019 and December 31, 2018 was as follows:

	As of
	September 30, 2019
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$37,045	$7,742	$73	$47	$—	$—	$44,907
Commercial Real Estate:
Owner Occupied	102,875	29,675	16,322	361	—	—	149,233
Non-owner occupied	110,525	13,691	307	1,952	—	—	126,475
Construction and Farmland:
Residential	5,820	2,474	—	—	—	—	8,294
Commercial	19,208	33,978	277	318	—	—	53,781
Residential:
Equity Lines	32,390	1,558	—	44	26	—	34,018
Single family	169,644	17,161	587	2,283	138	—	189,813
Multifamily	10,888	595	—	368	—	—	11,851
All other loans	12,162	40	48	—	—	—	12,250
Total	$500,557	$106,914	$17,614	$5,373	$164	$—	$630,622

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$8,167	$1

	As of
	December 31, 2018
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$28,699	$2,292	$995	$1,100	$—	$—	$33,086
Commercial Real Estate:
Owner Occupied	110,418	16,665	9,187	39	—	—	136,309
Non-owner occupied	106,658	17,139	3,397	2,092	—	—	129,286
Construction and Farm land:
Residential	2,295	1,120	3,291	—	—	—	6,706
Commercial	16,682	22,533	15,658	347	—	—	55,220
Residential:
Equity Lines	31,813	910	—	16	76	—	32,815
Single family	172,360	11,567	2,704	2,270	145	—	189,046
Multifamily	7,160	479	—	284	—	—	7,923
All other loans	8,435	19	—	—	—	—	8,454
Total	$484,520	$72,724	$35,232	$6,148	$221	$—	$598,845

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$8,466	$4

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

There were nineteen (19) TDR loans totaling $3.2 million at September 30, 2019. At December 31, 2018, there were nineteen (19) TDR loans totaling $3.8 million. Five loans, totaling $549 thousand, were in nonaccrual status at September 30, 2019. Two loans, totaling $118 thousand, were in nonaccrual status at December 31, 2018. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2019 or December 31, 2018.

During the three months ended September 30, 2018 and the three and nine months ended September 30, 2019, the Company restructured no loans by granting concessions to borrowers experiencing financial difficulties. The following table and narrative set forth information on the Company’s TDRs by class of financing receivable occurring during the nine months ended September 30, 2018:

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

Payment defaults during the nine months ended September 30, 2019 for TDRs that were restructured within the preceding twelve month period are detailed in the table below. There were no payment defaults during the three months ended September 30, 2019 or the three and nine months ended September 30, 2018.

	Nine Months Ended
	September 30, 2019
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$74
Total	1	$74
Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve month period subsequent to the modification.

NOTE  7. Deposits

The composition of deposits at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Noninterest bearing demand deposits	$265,483	$251,184
Savings and interest bearing demand deposits:
NOW accounts	$87,176	$91,549
Money market accounts	155,559	140,581
Regular savings accounts	105,700	104,648
	$348,435	$336,778
Time deposits:
Balances of less than $250,000	$61,747	$62,063
Balances of $250,000 and more	59,734	53,079
	$121,481	$115,142
	$735,399	$703,104

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

The Company’s only long-term lease agreement is classified as an operating lease. This lease offers the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised. The lease agreement does not provide for a residual value guarantee and has no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(dollars in thousands)	As of
September 30, 2019
Lease liability	$3,696
Right-of-use asset	$3,650
Weighted average remaining lease term	21 years
Weighted average discount rate	3.62%

Nine Months Ended
Lease Cost	September 30, 2019
Operating lease cost	$196
Short-term lease cost	12
Total lease cost	$208

Cash paid for amounts included in the measurement of lease liabilities	$150

A maturity analysis of operating lease liability and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

As of
Lease payments due	September 30, 2019
Three months ending December 31, 2019	$50
Twelve months ending December 31, 2020	215
Twelve months ending December 31, 2021	220
Twelve months ending December 31, 2022	220
Twelve months ending December 31, 2023	220
Twelve months ending December 31, 2024	220
Thereafter	4,257
Total undiscounted cash flows	$5,402
Discount	(1,706)
Lease liability	$3,696

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

		Fair Value Measurements at
		September 30, 2019
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$23,371	$—	$23,371	$—
Mortgage-backed securities	77,534	—	77,534	—
Obligations of states and political subdivisions	36,824	—	36,824	—
Total assets at fair value	$137,729	$—	$137,729	$—

		Fair Value Measurements at
		December 31, 2018
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$21,731	$—	$21,731	$—
Mortgage-backed securities	76,483	—	76,483	—
Obligations of states and political subdivisions	46,084	—	46,084	—
Total assets at fair value	$144,298	$—	$144,298	$—

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018.

Level 3 Recurring Fair Value Measurements
	As of and For the Three Months Ended		As of and for the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)		(in thousands)
Beginning balance	$—	$—	$—	$543
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	(543)
Total assets at fair value	$—	$—	$—	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

	Quantitative information about Level 3 Fair Value Measurements for
	September 30, 2019
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

		Fair Value at
		September 30, 2019
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,155	$—	$—	$3,155
Nonfinancial Assets:
Other real estate owned	442	—	—	442
		Fair Value at
		December 31, 2018
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,598	$—	$—	$3,598
Nonfinancial Assets:
Other real estate owned	106	—	—	106

The carrying value and fair value of the Company’s financial instruments at September 30, 2019 and December 31, 2018 were as follows:

	Fair Value Measurements at
	September 30, 2019
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)	September 30, 2019
	(in thousands)
Financial Assets:
Cash and short-term investments	$39,156	$39,156	$—	$—	$39,156
Securities	137,729	—	137,729	—	137,729
Restricted Investments	1,622	—	1,622	—	1,622
Loans, net	633,389	—	—	623,281	623,281
Bank owned life insurance	424	—	424	—	424
Accrued interest receivable	2,101	—	2,101	—	2,101

Financial Liabilities:
Deposits	$735,399	$—	$735,424	$—	$735,424
Federal Home Loan Bank advances	10,000	—	9,998	—	9,998
Accrued interest payable	131	—	131	—	131

	Fair Value Measurements at
	December 31, 2018
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
	(in thousands)
Financial assets:
Cash and short-term investments	$18,353	$18,353	$—	$—	$18,353
Securities	144,298	—	144,298	—	144,298
Restricted Investments	1,170	—	1,170	—	1,170
Loans, net	601,371	—	—	592,566	592,566
Bank owned life insurance	447	—	447	—	447
Accrued interest receivable	2,222	—	2,222	—	2,222

Financial liabilities:
Deposits	$703,104	$—	$703,323	$—	$703,323
Federal funds purchased	1,871	—	1,871	—	1,871
Accrued interest payable	101	—	101	—	101

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following tables for the periods indicated:

	Three Months Ended
	September 30,
	2019			2018
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
July 1	$1,397	$44	$1,441	$(2,677)	$44	$(2,633)
Other comprehensive income (loss) before reclassifications	267	—	267	(1,495)	—	(1,495)
Reclassifications	4	—	4	(6)	—	(6)
Tax effect of current period changes	(57)	—	(57)	315	—	315
Current period changes net of taxes	214	—	214	(1,186)	—	(1,186)
September 30	$1,611	$44	$1,655	$(3,863)	$44	$(3,819)

	Nine Months Ended
	September 30,
	2019			2018
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$(1,597)	$44	$(1,553)	$266	$44	$310
Other comprehensive income (loss) before reclassifications	4,054	—	4,054	(5,209)	—	(5,209)
Reclassifications	7	—	7	(17)	—	(17)
Tax effect of current period changes	(853)	—	(853)	1,097	—	1,097
Current period changes net of taxes	3,208	—	3,208	(4,129)	—	(4,129)
September 30	$1,611	$44	$1,655	$(3,863)	$44	$(3,819)

For the three months ended September 30, 2019 and 2018, $(4) thousand and $6 thousand, respectively, was reclassified out of accumulated other comprehensive income (loss) and appeared as (loss) gain on sale of securities in the Consolidated Statements of Income. For the nine months ended September 30, 2019 and 2018, $(7) thousand and $17 thousand, respectively, was reclassified out of accumulated other comprehensive income (loss) and appeared as (loss) gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $1 thousand and $1 thousand for the three months ended September 30, 2019 and 2018, respectively. The tax related to these reclassifications was $2 thousand and $4 thousand for the nine months ended September 30, 2019 and 2018, respectively. The tax related to reclassifications in both periods is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2019	2018	2018
	(in thousands)
Balance, beginning	$106	$106	$106
Transfers from loans	819	2,799	2,799
Gain on foreclosure	192	397	397
Sales	(106)	(1,927)	—
Valuation adjustments	(569)	(1,269)	(1,269)
Balance, ending	$442	$106	$2,033

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2019 and December 31, 2018 were as follows:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Construction and Farmland	$—	$106
Residential Real Estate	183	—
Commercial Real Estate	828	—
Subtotal	$1,011	$106
Less valuation allowance	569	—
Total	$442	$106

There were five consumer mortgage loans totaling $507 thousand collateralized by residential real estate in the process of foreclosure at September 30, 2019. There was one consumer mortgage loan totaling $71 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2018.

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

At September 30, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $3.1 million and $3.3 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $923 thousand and $1.9 million at September 30, 2019 and December 31, 2018, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the three months ended September 30, 2019 and 2018, the Company recognized amortization expense of $57 thousand and $52 thousand, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized amortization expense of $172 thousand and $138 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2019 are $379 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended September 30, 2019 and 2018, were $94 thousand and $70 thousand, respectively. Total tax credits and other tax benefits recognized during the nine months ended September 30, 2019 and 2018, were $285 thousand and $220 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet weekly to address the compliance requirements. Historic loan data has been gathered and reviewed for completeness and accuracy. In addition, the committee has selected a third-party that is assisting in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard in advance of the required implementation date.
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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At September 30, 2019, the Company had total assets of $851.4 million, net loans of $633.4 million, total deposits of $735.4 million, and shareholders’ equity of $94.6 million. The Company’s net income was $6.9 million for the nine months ended September 30, 2019.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities and a director loan committee. Lending limits for individuals are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Category I) is assigned to the Bank’s President / Chief Executive Officer, Senior Loan Officer and Senior Credit Officer (approval authority only). Two officers in Category I may combine their authority to approve loan requests to borrowers with credit exposure up to $5.0 million on a secured basis and $2.0 million unsecured. Officers in Category II, III, IV, V, VI and VII have lesser authorities and with approval of a Category I officer may extend loans to borrowers with exposure of $2.5 million on a secured basis and $1.0 million unsecured.  Loans exceeding $5 million and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2019 and 2018 remained stable at $6.9 million. Net income during the third quarter of 2019 was $2.2 million, an increase of $371 thousand or 19.95% as compared to net income during the third quarter of 2018 of $1.9 million. Earnings per share, basic and diluted were $2.01 and $2.00 for the nine months ended September 30, 2019 and 2018, respectively. Earnings per share, basic and diluted were $0.65 and $0.54 for the third quarter of 2019 and the third quarter of 2018, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2019 and 2018 was 1.13% and 1.20%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2019 and 2018 was 10.17% and 11.03%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $23.3 million and $21.9 million for the nine months ended September 30, 2019 and 2018, respectively, which represents an increase of $1.4 million or 6.25%. Net interest income was $8.0 million and $7.4 million for the three months ended September 30, 2019 and 2018, respectively, which represents an increase of $526 thousand or 7.08%. The increase in net interest income was driven by an increase in the average balance of the loan portfolio as well as the overall increase in the interest rate environment during the reported time periods. Average interest earning assets increased $48.1 million when comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2019 while the average yield on earning assets increased by 21 basis points over that same period.

Total interest income was $26.4 million and $23.6 million for the nine months ended September 30, 2019 and 2018, respectively, which represents an increase of $2.8 million or 11.98%. Total interest income was $9.1 million and $8.1 million for the three months ended September 30, 2019 and 2018, respectively, which represents an increase of $953 thousand or 11.72%. The increase in interest income was driven by an increase in the average balance of the loan portfolio as well as the overall increase in the interest rate environment during the reported time periods. Total interest expense was $3.2 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively, which represents an increase of $1.5 million or 85.56%. Total interest expense was $1.1 million and $705 thousand for the three months ended September 30, 2019 and 2018, respectively, which represents an increase of $427 thousand or 60.57%. The increase in interest expense is attributable to the increase in deposit rates in response to Federal Reserve Bank interest rate increases during 2018 in combination with an increase in interest-bearing deposit balances.

The net interest margin was 4.06% and 4.08% for the nine months ended September 30, 2019 and 2018, respectively. The net interest margin was 4.01% and 4.04% for the three months ended September 30, 2019 and 2018, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2019 and 2018.

Net interest income and net interest margin may experience some volatility in the face of the uncertainty of current rate environment.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	September 30, 2019			September 30, 2018
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$112,368	$766	2.70%	$101,045	$718	2.82%
Tax-Exempt (1)	29,489	258	3.47%	38,935	333	3.39%
Total Securities	$141,857	$1,024	2.86%	$139,980	$1,051	2.98%
Loans:
Taxable	622,738	7,917	5.04%	575,231	6,981	4.82%
Non-accrual	2,767	—	—%	1,135	—	—%
Tax-Exempt (1)	11,757	133	4.48%	12,531	140	4.44%
Total Loans	$637,262	$8,050	5.01%	$588,897	$7,121	4.80%
Federal funds sold	248	1	2.01%	173	—	2.01%
Interest-bearing deposits in other banks	17,725	91	2.04%	11,440	58	2.00%
Total earning assets (2)	$794,325	$9,166	4.58%	$739,355	$8,230	4.42%
Allowance for loan losses	(5,092)			(4,629)
Total non-earning assets	49,838			48,952
Total assets	$839,071			$783,678

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$88,400	$110	0.49%	$93,694	$85	0.36%
Money market accounts	156,715	412	1.04%	133,045	240	0.72%
Savings accounts	104,785	53	0.20%	104,772	46	0.17%
Time deposits:
$250,000 and more	60,146	323	2.13%	71,282	191	1.06%
Less than $250,000	61,289	225	1.45%	36,760	142	1.53%
Total interest-bearing deposits	$471,335	$1,123	0.95%	$439,553	$704	0.64%
Federal funds purchased	48	—	2.60%	122	1	1.61%
Federal Home Loan Bank advances	5,538	9	0.62%	—	—	—%
Total interest-bearing liabilities	$476,921	$1,132	0.94%	$439,675	$705	0.64%
Noninterest-bearing liabilities:
Demand deposits	257,664			250,068
Other Liabilities	10,697			8,877
Total liabilities	$745,282			$698,620
Shareholders’ equity	93,789			85,058
Total liabilities and shareholders’ equity	$839,071			$783,678
Net interest income		$8,034			$7,525
Net interest spread			3.64%			3.78%
Interest expense as a percent of average earning assets			0.57%			0.38%
Net interest margin			4.01%			4.04%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	September 30, 2019			September 30, 2018
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$110,476	$2,344	2.84%	$96,453	$2,019	2.80%
Tax-Exempt (1)	32,606	852	3.49%	38,972	1,004	3.44%
Total Securities	$143,082	$3,196	2.99%	$135,425	$3,023	2.98%
Loans:
Taxable	609,180	22,912	5.03%	568,586	20,334	4.78%
Non-accrual	3,015	—	—%	2,057	—	—%
Tax-Exempt (1)	11,971	403	4.50%	11,351	378	4.46%
Total Loans	$624,166	$23,315	4.99%	$581,994	$20,712	4.76%
Federal funds sold	180	3	2.23%	158	2	2.05%
Interest-bearing deposits in other banks	10,649	177	2.22%	11,456	153	1.78%
Total earning assets (2)	$775,062	$26,691	4.60%	$726,976	$23,890	4.39%
Allowance for loan losses	(5,468)			(4,578)
Total non-earning assets	49,026			48,918
Total assets	$818,620			$771,316

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$88,013	$341	0.52%	$91,341	$217	0.32%
Money market accounts	149,897	1,113	0.99%	131,722	564	0.57%
Savings accounts	104,644	158	0.20%	104,255	111	0.14%
Time deposits:
$250,000 and more	55,988	875	2.09%	69,536	465	0.89%
Less than $250,000	62,367	635	1.36%	36,823	336	1.22%
Total interest-bearing deposits	$460,909	$3,122	0.91%	$433,677	$1,693	0.52%
Federal funds purchased	1,436	31	2.89%	600	11	2.34%
Federal Home Loan Bank advances	1,866	9	0.64%	—	—	—%
Total interest-bearing liabilities	$464,211	$3,162	0.91%	$434,277	$1,704	0.52%
Noninterest-bearing liabilities:
Demand deposits	254,027			243,870
Other Liabilities	9,316			9,307
Total liabilities	$727,554			$687,454
Shareholders’ equity	91,066			83,862
Total liabilities and shareholders’ equity	$818,620			$771,316
Net interest income		$23,529			$22,186
Net interest spread			3.69%			3.87%
Interest expense as a percent of average earning assets			0.55%			0.31%
Net interest margin			4.06%			4.08%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$8,022	$7,092	$23,230	$20,633
Interest Income - Securities and Other Interest-Earnings Assets	1,062	1,039	3,197	2,967
Interest Expense - Deposits	1,123	704	3,122	1,693
Interest Expense - Other Borrowings	9	1	40	11
Total Net Interest Income	$7,952	$7,426	$23,265	$21,896
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$28	$29	$85	$79
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	54	70	179	211
Total Tax Benefit on Tax-Exempt Interest Income	$82	$99	$264	$290
Tax-Equivalent Net Interest Income	$8,034	$7,525	$23,529	$22,186
(1) Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased from 4.39% to 4.60% for the nine months ended September 30, 2018 and 2019, respectively, and from 4.42% to 4.58% for the three months ended September 30, 2018 and 2019, respectively. For those same time periods, the tax-equivalent yield on securities stayed relatively stable. The tax equivalent yield on loans increased 23 basis points from 4.76% for the nine months ended September 30, 2018 to 4.99% for the same time period in 2019. For the three months ended September 30, 2018 and 2019, the tax equivalent yield on loans increased 21 basis points. The increase in the tax-equivalent yield on loans was the main driver behind the increase in tax-equivalent yield on earning assets for the three and nine months periods. The increase in the yield on loans as compared to the corresponding period in the prior year was primarily due to rate increases during the course of 2018.

The average rate on interest bearing liabilities increased 39 basis points from 0.52% for the nine months ended September 30, 2018 to 0.91% for the same time period in 2019. For the three months ended September 30, 2018 and 2019, the average rate on interest bearing liabilities increased 30 basis points. The average rate on interest bearing deposits increased due to the increases in rates paid on deposit accounts driven by market rate increases, responding to Federal Reserve Bank interest rate increases during 2018.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for loan losses was $117 thousand and $140 thousand for the three months ended September 30, 2019 and 2018, respectively. The provision for loan losses was $567 thousand and $248 thousand for the nine months ended September 30, 2019 and 2018, respectively. The provision for loan losses for the three and nine months ended September 30, 2019 resulted primarily from changes in the volume of the loan portfolio as well as from the net charge-offs that occurred during the periods.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2019 and 2018 was $5.9 million and $5.3 million, respectively. Total noninterest income for the three months ended September 30, 2019 and 2018 was $2.2 million and $1.8 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and nine months ended September 30, 2019 and 2018, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Income from fiduciary activities	$369	$316	$53	17%	$1,026	$1,059	$(33)	(3)%
Service charges on deposit accounts	307	302	5	2%	874	912	(38)	(4)%
Other service charges and fees	1,465	1,172	293	25%	3,728	3,181	547	17%
(Loss) gain on sale of securities	(4)	6	(10)	NM	(7)	17	(24)	NM
Gain (loss) on disposal of bank premises and equipment	17	—	17	NM	137	(3)	140	NM
Other operating income	65	8	57	713%	183	104	79	76%
Total noninterest income	$2,219	$1,804	$415	23%	$5,941	$5,270	$671	13%

NM - Not Meaningful

Income from fiduciary activities increased during the three months ended September 30, 2019 and decreased during the nine months ended September 30, 2019 when compared to the same periods in 2018. The majority of the increase during the three month period is due to a larger than expected estate fee collected during the third quarter of 2019. The majority of the decrease during the nine month period is due to a one-time fee, collected during the first quarter of 2018, related to the settlement of a real estate transaction. The amount of income from fiduciary activities is primarily determined by the number of active accounts and total assets under management; accordingly, income also fluctuated due to changes in the market value of the assets under management. These fluctuations do not necessarily indicate future results.

The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased during the three and nine months ended September 30, 2019 when compared to the same periods in 2018. This increase can be primarily attributed to an increase in ATM fees. This fee income fluctuates due to ATM usage.

Other operating income increased during the three and nine months ended September 30, 2019 when compared to the same periods in 2018. The increase in both periods was due to proceeds received from qualified affordable housing project investments.

Noninterest Expenses

Total noninterest expenses increased $1.4 million or 7.12% for the nine months ended September 30, 2019 compared to the same period in 2018. Total noninterest expenses increased $101 thousand or 1.38% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2019 and 2018, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Salaries and employee benefits	$4,120	$3,666	$454	12%	$11,536	$10,598	$938	9%
Occupancy expenses	386	374	12	3%	1,215	1,108	107	10%
Equipment expenses	206	233	(27)	(12)%	625	686	(61)	(9)%
Advertising and marketing expenses	190	209	(19)	(9)%	657	595	62	10%
Stationary and supplies	49	42	7	17%	115	145	(30)	(21)%
ATM network fees	265	192	73	38%	826	644	182	28%
Other real estate owned expense	51	24	27	NM	52	161	(109)	NM
Loss on other real estate owned	377	987	(610)	NM	447	872	(425)	NM
FDIC assessment	36	56	(20)	(36)%	141	169	(28)	(17)%
Computer software expense	114	114	—	—%	334	365	(31)	(8)%
Bank franchise tax	173	152	21	14%	483	431	52	12%
Professional fees	205	260	(55)	(21)%	827	818	9	1%
Data processing fees	363	270	93	34%	906	513	393	77%
Other operating expenses	876	731	145	20%	2,302	2,001	301	15%
Total noninterest expenses	$7,411	$7,310	$101	1%	$20,466	$19,106	$1,360	7%

NM - Not Meaningful

Salaries and employee benefits increased during the three and nine months ended September 30, 2019 over 2018. This increase was partially due to a higher incentive plan expense in 2019, which is based upon the status of employee incentive goals. The third quarter's increase was largely due to the expenses incurred for the hiring and relocation of the Company's new CEO.

Occupancy expenses increased during the nine months ended September 30, 2019 over 2018. The two main contributors to this increase were increased real estate taxes and snow removal costs.

Advertising and marketing expenses increased during the nine months ended September 30, 2019 over 2018 mainly due to increases in radio advertising and charitable contributions. Advertising expenses fluctuate depending on promotions and campaigns being run by the Company.

ATM networks fees increased during the three and nine months ended September 30, 2019 over 2018. This is due mainly to changes in activity from customers which can fluctuate between periods.

Other real estate owned expenses and loss on other real estate owned varied significantly as compared to the three and nine month periods in the prior year due primarily to one large property acquired in 2018. Approximately $130 thousand in OREO expenses were incurred as a part of a large foreclosure during the nine months ended September 30, 2018. The Company had two foreclosures during the third quarter of 2019 which have resulted in some other real estate owned expenses and losses, but not to the extent of 2018.

Professional fees decreased during the three months ended September 30, 2019 over 2018. This decrease was primarily due to the Company's use of an outside firm to assist with the search for a commercial lending team leader during 2018. Professional fees increased during the nine months ended September 30, 2019 over 2018 mainly due to the Company's use of an outside firm to assist with the search for a new President and CEO given the retirement of Mr. Milleson.

Data processing fees increased during the three and nine months ended September 30, 2019 over 2018. Much of this increase is related to the Company moving its in-house core banking software to a service bureau environment. The Company migrated to a service bureau environment in late June 2018.

Other operating expenses have increased during the three and nine months ended September 30, 2019 over 2018. During the third quarter of 2019, $150 thousand was accrued in conjunction with Separation Agreement and Release with James W. McCarty, Jr. in connection with Mr. McCarty’s previously-announced resignation as Executive Vice President, Chief Administrative Officer and Secretary of the Company.

The efficiency ratio of the Company was 68.23% and 66.45% for the nine months ended September 30, 2019 and 2018, respectively. The efficiency ratio of the Company was 68.69% and 67.82% for the three months ended September 30, 2019 and 2018, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21% for 2019 and 2018. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$7,411	$7,310	$20,466	$19,106
Less: Loss on other real estate owned	377	987	447	872
Adjusted noninterest expenses	$7,034	$6,323	$20,019	$18,234

Net interest income	7,952	$7,426	$23,265	$21,896

Noninterest income	2,219	1,804	5,941	5,270
Less: (Loss) gain on sales of securities	(4)	6	(7)	17
Less: Gain (loss) on the sale and disposal of premises and equipment	17	—	137	(3)
Adjusted noninterest income	$2,206	$1,798	$5,811	$5,256
Tax equivalent adjustment (1)	82	99	264	290
Total net interest income and noninterest income, adjusted	$10,240	$9,323	$29,340	$27,442

Efficiency ratio	68.69%	67.82%	68.23%	66.45%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21% 2019 and 2018.

Income Taxes

Income tax expense (benefit) was $412 thousand and $(80) thousand for the three months ended September 30, 2019 and 2018, respectively. Income tax expense was $1.2 million and $892 thousand during the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate was 15.59% and (4.49)% for the three months ended September 30, 2019 and 2018, respectively. The effective tax rate was 15.23% and 11.42% for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits. During the third quarter of 2018, one of the Company’s rehabilitation tax credit investments was finalized and the total amount of credits to be received was determined and certified. Collectively, these items resulted in an income tax benefit for the third quarter of 2018 despite reporting pre-tax earnings for the quarter on the Consolidated Statements of Income.

FINANCIAL CONDITION

Securities

Total securities available for sale were $137.7 million at September 30, 2019, compared to $144.3 million at December 31, 2018. This represents a decrease of $6.6 million or 4.55%. The Company purchased $18.9 million in securities during the nine months ended September 30, 2019. The Company had total maturities, calls, and principal repayments of $16.9 million. There were $12.3 million in sales during the nine months ended September 30, 2019. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2019. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2019 and December 31, 2018. The Company had a net unrealized gain on available for sale securities of $2.0 million at September 30, 2019 as compared to a net unrealized loss of $2.0 million at December 31, 2018. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $638.3 million and $606.8 million at September 30, 2019 and December 31, 2018, respectively. This represents an increase of $31.5 million or 5.18% during the nine months ended September 30, 2019. The ratio of gross loans to deposits increased slightly during the nine months ended September 30, 2019 from 86.31% at December 31, 2018 to 86.79% at September 30, 2019. Loan and deposit growth during the quarter allowed the ratio of gross loans to deposits to remain relatively stable.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2019 and December 31, 2018.

Residential real estate loans were $235.7 million or 36.92% and $229.8 million or 37.87% of total loans at September 30, 2019 and December 31, 2018, respectively. Commercial real estate loans were $275.7 million or 43.20% and $265.6 million or 43.77% of total loans at September 30, 2019 and December 31, 2018, respectively, representing an increase of $10.1 million or 3.81% during the nine months ended September 30, 2019. Construction, land development, and farmland loans were $62.1 million or 9.73% and $61.9 million or 10.20% of total loans at September 30, 2019 and December 31, 2018, respectively, representing an increase of $149 thousand or 0.24% during the nine months ended September 30, 2019. Consumer installment loans were $8.2 million or 1.28% and $8.5 million or 1.40% of total loans at September 30, 2019 and December 31, 2018, respectively. Commercial and industrial loans were $44.9 million or 7.04% and $33.1 million or 5.45% of total loans at September 30, 2019 and December 31, 2018, respectively, representing an increase of $11.8 million or 35.73% during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, loan growth was mainly concentrated in commercial real estate and commercial and industrial loans.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018. Charged-off loans were $1.3 million and $186 thousand for the nine months ended September 30, 2019 and 2018, respectively. Recoveries were $150 thousand and $240 thousand for the nine months ended September 30, 2019 and 2018, respectively. This resulted in net charge-offs of $1.1 million and net recoveries of $54 thousand for the nine months ended September 30, 2019 and 2018, respectively. The allowance for loan losses as a percentage of loans was 0.77% at September 30, 2019 and 0.90% at December 31, 2018. The main reason for the decrease in the ratio was the charge-off of one large loan in the amount of $850 thousand. Due to a bankruptcy filing, management determined it prudent to write the loan balance down to the net realizable value of the underlying collateral, which is estimated to be worthless. The movement of this specific allocation (provided for at year end 2018) to the loss history caused the majority of the decrease in the ratio. The allowance for loan losses was 230.82% of nonperforming loans at September 30, 2019 and 193.96% of nonperforming loans at December 31, 2018. All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans decreased slightly from 0.75% at December 31, 2018 to 0.74% at September 30, 2019. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Given the unpredictability of the economic environment, there is a potential for increases in past due loans, nonperforming loans and other real estate owned. However, the Company believes that the allowance for loan losses will be maintained at a level adequate to mitigate any negative impact resulting from such increases.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing. Nonperforming loans decreased by $694 thousand during the nine months ended September 30, 2019. Nonaccrual loans were $2.1 million at September 30, 2019 and December 31, 2018. One large residential 1-4 family loan ($1.3 million) and a $635 thousand commercial and industrial loan were placed on nonaccrual status during the second quarter of 2019. The $1.3 million loan was paid off during the third quarter of 2019 and the $635 thousand loan was charged-off. OREO was $442 thousand and $106 thousand at September 30, 2019 and December 31, 2018, respectively. The Company held two properties in OREO with an average balance of $221 thousand at September 30, 2019. The Company held two properties in OREO with an average balance of $53 thousand at December 31, 2018. The percentage of nonperforming assets to loans and OREO was 0.40% at September 30, 2019 and 0.37% at December 31, 2018, respectively. There were $60 thousand in loans past due 90 days or more and still accruing interest at September 30, 2019. There were $695 thousand in loans past due 90 days or more and still accruing at December 31, 2018.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, remained stable at $2.2 million at September 30, 2019 and December 31, 2018. There was some fluctuation during this nine month period. Increases during the six months ended June 30, 2019 were due mainly to one residential 1-4 family with a current balance of $1.3 million and a $635 thousand commercial and industrial loan. The $1.3 million loan was paid off during the third quarter of 2019 and the $635 thousand loan was charged-off.

During the nine months ended September 30, 2019, the Bank placed 21 loans totaling of $4.0 million on nonaccrual status. These loans, with the exception of two loans totaling $41 thousand, are secured by real estate. The additions to nonaccrual status during the year were reduced by charge-offs and pay-offs. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2019, the Company had $3.2 million in restructured loans with specific allowances totaling $108 thousand. At December 31, 2018, the Company had $3.8 million in restructured loans with specific allowances totaling $174 thousand. At September 30, 2019 and December 31, 2018, total restructured loans performing under the restructured terms and accruing interest were $2.6 million and $3.7 million, respectively. Five loans, totaling $549 thousand, were in nonaccrual status at September 30, 2019. Two loans, totaling $118 thousand, were in nonaccrual status at December 31, 2018.

Deposits

Total deposits were $735.4 million and $703.1 million at September 30, 2019 and December 31, 2018, respectively. This represents an increase of $32.3 million or 4.59% during the nine months ended September 30, 2019. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2019 and December 31, 2018.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $14.3 million or 5.69% from $251.2 million at December 31, 2018 to $265.5 million at September 30, 2019. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $11.7 million or 3.46% from $336.8 million at December 31, 2018 to $348.4 million at September 30, 2019. Savings and interest-bearing demand deposits included $30.9 million and $18.4 million in reciprocal ICS deposits at September 30, 2019 and December 31, 2018, respectively. Time deposits increased $6.34 million or 5.51% from $115.1 million at December 31, 2018 to $121.5 million at September 30, 2019. Certificates of deposit also included zero and $212 thousand in reciprocal CDARS deposits at September 30, 2019 and December 31, 2018, respectively.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2019 was $94.6 million, reflecting a percentage of total assets of 11.11%, as compared to $87.6 million and 10.96% at December 31, 2018. During the nine months ended September 30, 2018 and 2019, the Company declared dividends of $0.70 and $0.74 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.
At September 30, 2019, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities and changes in the benefit obligations and plan assets for the post retirement benefit plan. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.
For capital adequacy purposes financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The Bank's institution specific capital conservation buffer at September 30, 2019 and December 31, 2018 was 6.19% and 6.88%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Bank's Tier 1 common risk-based capital ratio was 13.45% at September 30, 2019 as compared to 13.99% at December 31, 2018. The Bank’s Tier 1 risk-based capital ratio was 13.45% at September 30, 2019 as compared to 13.99% at December 31, 2018. The Bank’s total risk-based capital ratio was 14.19% at September 30, 2019 as compared to 14.88% at December 31, 2018. The Bank’s Tier 1 capital to average total assets ratio was 10.70% at September 30, 2019 as compared to 10.92% at December 31, 2018.
On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Company is currently evaluating whether to opt into the CBLR framework.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2019, liquid assets totaled $279.4 million as compared to $252.8 million at December 31, 2018. These amounts represent 36.92% and 35.50% of total liabilities at September 30, 2019 and December 31, 2018, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. Finally, the Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no purchases of its common stock during the third quarter of 2019 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 20, 2019. The Program has an expiration date of June 30, 2020.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

None.

Item 6.        Exhibits
The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

10.1
Employment Agreement, dated July 10, 2019, between Eagle Financial Services, Inc. and Brandon C. Lorey (attached as Exhibit 10.1 to the Current Report on Form 8k filed July 12, 2019 and incorporated herein by reference).

10.2	Separation Agreement and Release, dated October 29, 2019, between Eagle Financial Services, Inc. and James W. McCarty, Jr.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of November 2019.
Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer