Form 10-K
period 2019-12-31
EAGLE FINANCIAL SERVICES INC
filed 2020-03-13
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2019 was $81,841,488.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 2, 2020 was 3,442,334.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
The Bank of Clarke County, is a partner in Bankers Title Shenandoah, LLC, which sells title insurance and is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks. Bank of Clarke County is also an investor in building rehabilitation projects in surrounding states. These investments generate tax credits for the Bank.
Employees
The Company, including the Bank, had 56 officers, 113 other full-time and 22 part-time employees (or 175 full-time equivalent employees) at December 31, 2019. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.
Securities and Exchange Commission Filings
The Company maintains an internet website at www.bankofclarke.bank. Shareholders of the Company and the public may access, free of charge, the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission (the "SEC"), through the “Investor Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. In addition, certain committee charters and the Company's Code of Ethics are available on the Company's website. The information is free of charge and may be reviewed, downloaded and printed from the website at any time. The information on the Company's website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

Competition
There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, financial technology firms, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2019 as reported to the FDIC, the Company has 7.58% of the total deposits in its market area. The Company’s market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

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
The following sections summarize the significant federal and state laws applicable to the Company and its subsidiary. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.
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
In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring 25% or more of any class of voting securities of the bank holding company. Prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities of a bank or bank holding company and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.
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
The Company is a legal entity separate and distinct from its subsidiary. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve.
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
The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. Refer to Item 5 for additional information on dividend restrictions. During the year ended December 31, 2019, the Bank paid $5.0 million in dividends to the Company. The Company paid cash dividends of $3.0 million to shareholders during 2019.
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
Each of the federal bank regulatory agencies also has established a minimum leverage capital ratio of Tier 1 capital to average adjusted assets (“Tier 1 leverage ratio”). The guidelines require a minimum Tier 1 leverage ratio of 3.0% for financial holding companies and banking organizations with the highest supervisory rating. All other banking organizations are required to maintain a minimum Tier 1 leverage ratio of 4.0% unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 leverage ratio must be at least 5.0%. Banking organizations that have experienced internal growth or made acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has not advised the Company or the Bank of any specific minimum leverage ratio applicable to either entity.
The capital requirements that became effective January 1, 2015 have been phased in over a four-year period. As fully phased in effective January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
The capital conservation buffer requirement has been phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% effective January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.
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
As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), the federal banking regulators jointly issued a final rule in 2019 that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” A qualifying bank that has chosen the proposed framework is not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%.

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
Monetary Policy. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market transactions in United States government securities, changes in the discount rate on member bank borrowing and changes in reserve requirements against deposits held by all federally insured banks. The Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.
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
On September 20, 2017, the Bureau of Consumer Financial Protection (the "CFPB") issued a final rule that amends Regulation B to permit creditors additional flexibility in complying with Regulation B in order to facilitate compliance with Regulation C, adds certain model forms and removes others from Regulation B, and makes various other amendments to Regulation B and its commentary to facilitate the collection and retention of information about the ethnicity, sex, and race of certain mortgage applicants. The rule was effective on January 1, 2018, except that the amendment to Appendix B removing the existing “Uniform Residential Loan Application” form in amendatory instruction 6 is effective January 1, 2022.

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

Amendment to the Annual Privacy Notice Requirement Under the Gramm-Leach-Bliley Act (Regulation P). In July 2016 the CFPB proposed to update Regulation P to implement a December 2015 statutory amendment to the Gramm-Leach-Bliley Act. The August 10, 2018 rule finalized that proposal. The rule provides an exception under which financial institutions that meet certain conditions are not required to provide annual privacy notices to customers. To qualify for this exception, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions. In addition, the rule requires that the financial institution must not have changed its policies and practices with regard to disclosing nonpublic personal information from those that the institution disclosed in the most recent privacy notice it sent. As part of its implementation, the CFPB also amended Regulation P to provide timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for this annual notice exception later changes its policies or practices in such a way that it no longer qualifies for the exception. The CFPB further removed the Regulation P provision that allowed for use of the alternative delivery method for annual privacy notices because the CFPB believes the alternative delivery method will no longer be used in light of the annual notice exception.

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

Dodd-Frank Act. In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its provisions do not directly impact community-based institutions like the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Bank either because of exemptions for institutions below a certain asset size or because of the nature of the Bank’s operations. Certain aspects of the Dodd-Frank Act remain subject to rulemaking and interpretation and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations or interpretations are adopted.
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
Among other matters, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act") expands the definition of qualified mortgages which may be held by a financial institution with total consolidated assets of less than $10 billion, exempts community banks from the Volcker Rule, and includes additional regulatory relief regarding regulatory examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
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

Flood Insurance Rule. On July 21, 2015, five federal regulatory agencies announced the approval of a joint final rule that modifies regulations that apply to loans secured by properties located in special flood hazard areas. The final rule implements provisions of the Homeowner Flood Insurance Affordability Act of 2014 relating to the escrowing of flood insurance payments and the exemption of certain detached structures from the mandatory flood insurance purchase requirement. The final rule also implements provisions in the Biggert-Waters Flood Insurance Reform Act of 2012 (Biggert-Waters Act) relating to the force placement of flood insurance.

On February 20, 2019, an Interagency Final Rule was issued amending regulations regarding loans in areas having special flood hazards to implement the private flood insurance provisions of the Biggert-WatersAct of 2012. Specifically, the final rule requires regulated lending institutions to accept policies that meet the statutory definition of "private flood insurance" in the Biggert-Waters Act and permits regulated lending institutions to exercise their discretion to accept flood insurance policies issued by private insurers and plans providing flood coverage issued by mutual aid societies that do not meet the statutory definition of "private flood insurance," subject to certain restrictions.

Home Mortgage Disclosure Act (HMDA) Final Rule. On October 15, 2015, the CFPB issued the final rule aimed at increasing the “quality and type” of HMDA data collected and reported by financial institutions. The HMDA Rule changes: (1) the types of financial institutions that are subject to Regulation C; (2) the types of transactions that are subject to Regulation C; (3) the data that financial institutions are required to collect, record, and report; and (4) the processes for reporting and disclosing HMDA data. On August 24, 2017, the CFPB issued a final rule (2017 HMDA Rule) further amending Regulation C to make technical corrections and to clarify and amend certain requirements adopted by the 2015 HMDA Final Rule. The most significant changes were not effective until January 1, 2018. On or before March 1, 2019, lenders will report the new data they collect in 2018. On October 10, 2019, the CFPB issued a final rule amending Regulation C to adjust the threshold for reporting data about open-end lines of credit by extending to January 1, 2022 the current temporary threshold of 500 open-end lines of credit. The CFPB also incorporated into Regulation C the interpretations and procedures from the interpretive and procedural rule that was issued on August 31, 2018, implementing provisions of the Economic Growth Act.

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
On June 26, 2019, the agencies finalized changes to Regulation CC to adopt a method for making inflationary adjustments to the dollar amounts in Regulation CC every five years pursuant to the Dodd-Frank Act. The first adjustments are effective July 1, 2020. In addition, the final rule implements a provision of the Economic Growth Act to extend coverage of Regulation CC to American Samoa, the Northern Mariana Islands, and Guam.
Summaries of Rights Under the Fair Credit Reporting Act (Regulation V). The CFPB issued an interim final rule on September 12, 2018 to update the CFPB’s model forms for the Summary of Consumer Identity Theft Rights and the Summary of Consumer Rights in Appendices I and K to Regulation V to incorporate a notice required by new Fair Credit Reporting Act section 605A(i)(5), added by the Economic Growth Act.

Home Mortgage Disclosure Act. The CFPB issued an interpretive and procedural rule on August 31, 2018 to implement and clarify the requirements of section 104(a) of the Economic Growth Act, which amended certain provisions of the Home Mortgage Disclosure Act (HMDA). The rule clarifies that insured depository institutions and insured credit unions covered by a partial exemption under the Economic Growth Act have the option of reporting exempt data fields as long as they report all data fields within any exempt data point for which they report data; clarifies that only loans and lines of credit that are otherwise HMDA reportable count toward the thresholds for the partial exemptions; clarifies which of the data points in Regulation C are covered by the partial exemptions; designates a non-universal loan identifier for partially exempt transactions for institutions that choose not to report a universal loan identifier; and clarifies the Economic Growth Act’s exception to the partial exemptions for negative Community Reinvestment Act examination history.
Real Estate Appraisal Thresholds. On September 27, 2019, the agencies issued a final rule increasing the appraisal threshold for residential real estate transactions from $250,000 to $400,000. The final rule defines residential real estate transactions as a real estate related financial transaction that is secured by a single 1-to-4 family residential property. For residential real estate transactions exempted from the appraisal requirement as a result of the revised threshold, regulated institutions must obtain an evaluation of the real property collateral that is consistent with safe and sound banking practices. The final rule includes exempted transactions with residential properties in rural areas under the Economic Growth Act and requires evaluations for these transactions. The final rule also amends appraisal regulations requiring regulated institutions to subject appraisals for federally related transactions to appropriate review for compliance with the Uniform Standards of Professional Appraisal Practice.
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

Employment Transition of Loan Originators. Section 106 of the Economic Growth Act allows certain state-licensed mortgage loan originators (MLOs) who are licensed in one state to temporarily work in another state while waiting for licensing approval in the new state. It also grants MLOs who move from a depository institution (where loan officers do not need to be state licensed) to a nondepository institution (where they do need to be state licensed) a grace period to complete the necessary licensing.
Wage and Hour Division, Department of Labor. On December 16, 2019, the Department of Labor issued a final rule, the rule updates a number of regulations on the calculation of overtime compensation both to provide clarity and to better reflect the 21st-century workplace. These changes will promote compliance with the FLSA, provide appropriate and updated guidance in an area of evolving law and practice, and encourage employers to provide additional and innovative benefits to workers without fear of costly litigation. This final rule was effective on January 15, 2020.

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
As a financial institution, we are heavily regulated at the state and federal levels. These laws and regulations are generally intended to benefit consumers, borrowers and depositors, but not investors. Our success depends on our ability to maintain compliance with existing and new laws and regulations. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. The Dodd-Frank Act includes significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank. The Dodd-Frank Act has increased our operations and compliance costs in the short-term. Future legislation, regulation and government policy, which are beyond our control, may change rapidly and unpredictably and could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. As a result of the provisions in the Dodd-Frank Act and other laws and regulations applicable to the Bank, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

The Company is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act.

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
At December 31, 2019, loans secured by real estate totaled $577.1 million and represented 89.50% of the Company’s loan portfolio, net of deferred loan fees. If we experience adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the “FASB”), the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Bank, or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June 2016. The standard has been delayed for the Company and will now be effective for the Company beginning January 1, 2023. To implement the new standard, the Company has and will incur costs related to data collection and documentation, technology and training. Although the Company is currently unable to reasonably estimate the impact of the new standard on its financial statements, adoption of the new standard could necessitate, among other things, higher loan loss reserve levels, and the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses and opening retained earnings as of the beginning of the quarter in which the standard is effective. If the Company is required to materially increase the level of the allowance for loan losses or incurs additional expenses to determine the appropriate level of the allowance for loan losses, such changes could adversely affect the Company’s capital levels, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke County, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2019, Bank of Clarke County operated twelve full-service branches and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Leesburg and Ashburn. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” and Note 13 "Leases" in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.
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
As of March 2, 2020, the Company had approximately 955 shareholders of record.
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

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2019
On June 20, 2019, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2020. During 2019, the Company purchased 53,988 shares of its Common Stock under its stock repurchase program at an average price of $32.79.
The following table details the Company's purchases of its common stock during the fourth quarter pursuant to the Stock Repurchase program renewed on June 20, 2019. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program. The program has an expiration date of June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

October 1 - October 31, 2019	6,700	$30.25	6,700	143,300
November 1 - November 30, 2019	—	—	6,700	143,300
December 1 - December 31, 2019	2,233	31.47	8,933	141,067
	8,933	$30.55	8,933	141,067
Stock Performance
The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2014 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 16, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

	2014	2015	2016	2017	2018	2019
Eagle Financial Services, Inc.	$100	$102	$119	$152	$152	$157
NASDAQ Bank Index	100	107	144	149	122	148
NASDAQ Composite Index	100	106	114	146	140	189

Item 6. Selected Financial Data
The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$35,454	$31,923	$28,351	$25,785	$24,493
Interest expense	4,239	2,515	1,154	1,067	1,347
Net interest income	$31,215	$29,408	$27,197	$24,718	$23,146
Provision for (recovery of) loan losses	629	777	(625)	(188)	(227)
Net interest income after provision for (recovery of) loan losses	$30,586	$28,631	$27,822	$24,906	$23,373
Noninterest income	7,759	3,879	6,780	6,669	8,438
Net revenue	$38,345	$35,510	$34,602	$31,575	$31,811
Noninterest expenses	26,776	25,195	23,190	22,652	22,481
Income before income taxes	$11,569	$10,315	$11,412	$8,923	$9,330
Income tax expense	1,810	1,314	3,626	2,553	2,433
Net Income	$9,759	$9,001	$7,786	$6,370	$6,897

Performance Ratios:
Return on average assets	1.18%	1.16%	1.08%	0.96%	1.10%
Return on average equity	10.60%	10.67%	9.50%	7.98%	9.17%
Shareholders’ equity to assets	10.98%	10.96%	10.95%	11.34%	11.97%
Dividend payout ratio	35.21%	36.15%	39.29%	45.30%	40.61%
Non-performing loans to total loans	0.34%	0.35%	1.11%	1.35%	1.07%
Non-performing assets to total assets	0.27%	0.28%	0.84%	1.05%	0.90%

Per Common Share Data:
Net income, basic	$2.84	$2.60	$2.24	$1.81	$1.97
Net income, diluted	2.84	2.60	2.24	1.81	1.97
Cash dividends declared	1.00	0.94	0.88	0.82	0.80
Book value	28.08	25.42	24.30	22.90	22.24
Market price	31.05	30.99	32.00	25.75	23.00
Average shares outstanding, basic	3,438,410	3,467,667	3,468,275	3,518,848	3,495,334
Average shares outstanding, diluted	3,438,410	3,467,667	3,468,275	3,518,848	3,495,334

Balance Sheet Data:
Total securities	$166,200	$145,468	$133,673	$120,330	$107,719
Total loans	644,760	606,827	568,817	516,942	495,573
Total assets	877,320	799,617	765,751	700,149	653,272
Total deposits	771,544	703,104	663,414	603,877	550,718
Shareholders’ equity	96,326	87,599	83,817	79,416	78,221

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
GENERAL
The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2019, the Company had total assets of $877.3 million, net loans of $639.8 million, total deposits of $771.5 million and shareholders’ equity of $96.3 million. The Company’s net income was $9.8 million for the year ended December 31, 2019.
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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, joint approval of Category I officers, and a director loan committee. Lending limits for individuals are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Category I) is assigned to the Bank’s President / Chief Executive Officer, Chief Revenue Officer and Chief Credit Officer (approval authority only). Two officers in Category I may combine their authority to approve loan requests to borrowers with credit exposure up to $5.0 million on a secured basis and $2.0 million unsecured. Officers in Category II, III, IV, V, VI and VII have lesser authorities and with approval of a Category I officer may extend loans to borrowers with exposure of $2.5 million on a secured basis and $1.0 million unsecured.  Loans exceeding $5.0 million and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.
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

Allowance for Loan Losses
The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when the occurrence of losses is probable and losses can be estimated. Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history and qualitative factor analyses of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance captures losses that are attributable to various economic events which may affect a certain loan type within the loan portfolio or a certain industrial or geographic sector within the Company’s market. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or general allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2019 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS
Net Income
Net income for 2019 was $9.8 million, an increase of $758 thousand or 8.42% from 2018’s net income of $9.0 million. Net income for 2018 increased $1.2 million or 15.60% from 2017’s net income of $7.8 million. Basic and diluted earnings per share were $2.84, $2.60, and $2.24 for 2019, 2018, and 2017, respectively.
Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 1.18%, 1.16%, and 1.08% for 2019, 2018, and 2017, respectively.
Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 10.60%, 10.67%, and 9.50% for 2019, 2018, and 2017, respectively.
Net Interest Income
Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $31.2 million for 2019, $29.4 million for 2018, and $27.2 million for 2017, which represents an increase of $1.8 million or 6.14% and $2.2 million or 8.13% for 2019 and 2018, respectively. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $35.5 million for 2019, $31.9 million for 2018, and $28.4 million for 2017, which represents an increase of $3.5 million or 11.06% and an increase of $3.6 million or 12.60% for 2019 and 2018, respectively. Total interest expense was $4.2 million for 2019, $2.5 million for 2018, and $1.2 million for 2017, which represents an increase of $1.7 million or 68.55% and an increase of $1.4 million or 117.94% in 2019 and 2018, respectively. The increase in total interest income and interest expense during 2019 was driven by the growth in interest-earning assets and interest-bearing liabilities as well as increases in rates paid on deposit accounts driven by market rate increases. Refer to the table titled “Volume and Rate Analysis” for further detail.
The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2019, 2018, and 2017.
The net interest margin was 4.02% for 2019, 4.07% for 2018, and 4.10% for 2017. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2019 and 2018 and 34% for 2017. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2019, 2018, and 2017.

Net interest income and net interest margin may experience some decline as interest bearing assets are repriced or replaced more rapidly than interest earning liabilities.

Average Balances, Income and Expenses, Yields and Rates
(dollars in thousands)

	December 31, 2019			December 31, 2018			December 31, 2017
	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate	Average Balances	Interest Income/ Expense	Average Yield/ Rate
Assets:
Securities:
Taxable	$113,625	$3,159	2.78%	$98,628	$2,803	2.84%	$90,881	$2,339	2.57%
Tax-Exempt (1)	31,009	1,084	3.50%	38,656	1,331	3.44%	38,432	1,567	4.08%
Total Securities	$144,634	$4,243	2.93%	$137,284	$4,134	3.01%	$129,313	$3,906	3.02%
Loans:
Taxable	613,884	30,722	5.00%	573,040	27,482	4.80%	530,109	24,616	4.64%
Non-accrual	2,723	—	—%	1,916	—	—%	5,701	—	—%
Tax-Exempt (1)	11,722	526	4.49%	11,591	516	4.45%	5,927	311	5.25%
Total Loans	$628,329	$31,248	4.97%	$586,547	$27,998	4.77%	$541,737	$24,927	4.60%
Federal funds sold	194	4	2.06%	134	3	2.24%	171	1	0.58%
Interest-bearing deposits in other banks	15,202	297	1.95%	9,712	176	1.81%	13,870	156	1.12%
Total earning assets (2)	$785,636	$35,792	4.56%	$731,761	$32,311	4.42%	$679,390	$28,990	4.27%
Allowance for loan losses	(5,333)			(4,661)			(4,548)
Total non-earning assets	49,780			48,601			48,590
Total assets	$830,083			$775,701			$723,432

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$89,536	$450	0.50%	$91,353	$320	0.35%	$85,154	$161	0.19%
Money market accounts	150,291	1,463	0.97%	132,136	815	0.62%	128,068	290	0.23%
Savings accounts	105,176	207	0.20%	104,473	159	0.15%	100,838	66	0.07%
Time deposits:
$250,000 and more	59,550	1,221	2.05%	70,778	687	0.97%	57,010	340	0.60%
Less than $250,000	61,775	852	1.38%	36,808	509	1.38%	39,319	227	0.58%
Total interest-bearing deposits	$466,328	$4,193	0.90%	$435,548	$2,490	0.57%	$410,389	$1,084	0.26%
Federal funds purchased	1,074	31	2.89%	964	25	2.59%	823	13	1.58%
Federal Home Loan Bank advances	2,547	15	0.59%	—	—	—%	5,096	57	1.12%
Total interest-bearing liabilities	$469,949	$4,239	0.90%	$436,512	$2,515	0.58%	$416,308	$1,154	0.28%
Noninterest-bearing liabilities:
Demand deposits	258,176			246,056			216,044
Other Liabilities	9,900			8,811			9,129
Total liabilities	$738,025			$691,379			$641,481
Shareholders’ equity	92,058			84,322			81,951
Total liabilities and shareholders’ equity	$830,083			$775,701			$723,432
Net interest income		$31,553			$29,796			$27,836
Net interest spread			3.66%			3.84%			3.99%
Interest expense as a percent of average earning assets			0.54%			0.34%			0.17%
Net interest margin			4.02%			4.07%			4.10%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%, 21% and 34% for 2019, 2018 and 2017, respectively.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

Tax-Equivalent Net Interest Income
(dollars in thousands)

	December 31,
	2019	2018	2017
GAAP Financial Measurements:
Interest Income - Loans	$31,138	$27,890	$24,821
Interest Income - Securities and Other Interest-Earnings Assets	4,316	4,033	3,530
Interest Expense - Deposits	4,193	2,490	1,084
Interest Expense - Other Borrowings	46	25	70
Total Net Interest Income	$31,215	$29,408	$27,197

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$110	$108	$106
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	228	280	533
Total Tax Benefit on Tax-Exempt Interest Income	$338	$388	$639
Tax-Equivalent Net Interest Income	$31,553	$29,796	$27,836

(1)	Tax benefit was calculated using the federal statutory tax rate of 21%, 21% and 34% for 2019, 2018 and 2017, respectively.
The tax-equivalent yield on earning assets increased 14 basis points from 2018 to 2019 and increased 15 basis points from 2017 to 2018. The tax-equivalent yield on securities decreased eight basis points from 2018 to 2019 and decreased one basis point from 2017 to 2018. The tax-equivalent yield on loans increased 20 basis points from 2018 to 2019 and increased 17 basis points from 2017 to 2018. The slight increase in the yield on earning assets and the loan portfolio was a result of changes in the portfolio mix during 2019 and 2018 and increases in interest rates by the Federal Reserve during 2018.
The average rate on interest-bearing liabilities increased 32 basis points from 2018 to 2019 and increased 30 basis points from 2017 to 2018. The average rate on total interest-bearing deposits increased 33 basis points from 2018 to 2019 and increased 31 basis points from 2017 to 2018. The average rate on interest bearing deposits increased due to the increases in rates paid on deposit accounts driven by market rate increases. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $17.0 million or 5.20% from $328.0 million during 2018 to $345.0 million in 2019 and $13.9 million or 4.43% from $314.1 million at December 31, 2017 during 2018. Changes in the average rate on interest-bearing liabilities can also be affected by the pricing on other sources of funds, namely borrowings. The Company from time to time will utilize overnight borrowings in the form of federal funds purchased. The average rate on these borrowings increased 30 basis points from 2018 to 2019 and 101 basis points from 2017 to 2018. The cost of federal funds purchased is affected by the Federal Reserve’s changes in the federal funds target rate, which decreased to 1.75% during December 2019, from 2.50% in December 2018. As another funding option, the Company borrows from the Federal Home Loan Bank through short and long term advances. The average rate on FHLB advances was 0.59% during 2019 and 1.12% during 2017. There were no FHLB advances outstanding during 2018.
The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans.
Tax-equivalent net interest income increased $1.8 million during 2019. The increase in tax-equivalent net interest income during 2019 is comprised of an increase due to volume of $1.9 million and a decrease due to rate of $149 thousand. The increase in tax-equivalent net interest income during 2019 was affected by the increased volume of taxable loans and taxable securities, offset in part by an increase in the rate paid on interest-bearing liabilities.
Tax-equivalent net interest income increased $2.0 million during 2018. The increase in tax-equivalent net interest income during 2018 is comprised of an increase due to volume of $2.4 million and a decrease due to rate of $436 thousand. The increase in tax-equivalent net interest income during 2018 was primarily affected by the increased volume of taxable loans and taxable securities combined with the rising interest rate environment, offset in part by an increase in the rate paid on interest-bearing liabilities.

Volume and Rate Analysis (Tax-Equivalent Basis)
(dollars in thousands)

	2019 vs 2018 Increase (Decrease) Due to Changes in:			2018 vs 2017 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$413	$(57)	$356	$208	$256	$464
Tax-exempt	(271)	24	(247)	9	(245)	(236)
Loans:
Taxable	2,045	1,195	3,240	2,010	856	2,866
Tax-exempt	6	4	10	244	(39)	205
Federal funds sold	1	—	1	—	2	2
Interest-bearing deposits in other banks	106	15	121	(19)	39	20
Total earning assets	$2,300	$1,181	$3,481	$2,452	$869	$3,321

Interest-Bearing Liabilities:
NOW accounts	$(6)	$136	$130	$13	$146	$159
Money market accounts	127	521	648	10	515	525
Savings accounts	1	47	48	3	90	93
Time deposits:
$100,000 and more	(89)	623	534	98	249	347
Less than $100,000	343	—	343	(14)	296	282
Total interest-bearing deposits	$376	$1,327	$1,703	$110	$1,296	$1,406
Federal funds purchased	$3	$3	$6	$3	$9	$12
Federal Home Loan Bank advances	15	—	15	(57)	—	(57)
Total interest-bearing liabilities	$394	$1,330	$1,724	$56	$1,305	$1,361
Change in net interest income	$1,906	$(149)	$1,757	$2,396	$(436)	$1,960
Provision for Loan Losses
The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for (recovery of) loan losses was $629 thousand for 2019, $777 thousand for 2018, and $(625) thousand for 2017. Changes in the amount of provision for (recovery of) loan losses during each period reflect the results of the Company’s analysis used to determine the adequacy of the allowance for loan losses. The provision for loan losses in 2019 reflects loan growth in the portfolio during the year as well as one large charge-off in the amount of $850 thousand. The provision for loan losses in 2018 reflects higher specific reserves on remaining impaired loans as well as loan growth in the portfolio during the year. The recovery of loan losses in 2017 is due mainly to a decline in the historical loss experience utilized in our allowance model. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income
Total noninterest income was $7.8 million, $6.9 million, and $6.8 million during 2019, 2018, and 2017, respectively. This represents an increase of $880 thousand or 12.79% for 2019 and an increase of $99 thousand or 1.46% for 2018. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2019, 2018, and 2017, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Income from fiduciary activities	$1,380	$1,360	$20	1.47%	$1,360	$1,238	$122	9.85%
Service charges on deposit accounts	1,187	1,218	(31)	(2.55)%	1,218	1,223	(5)	(0.41)%
Other service charges and fees	4,893	4,173	720	17.25%	4,173	3,878	295	7.61%
Gain (loss) on the sale and disposal of premises and equipment	137	(3)	140	NM	(3)	(12)	9	NM
(Loss) gain on sale of securities	(7)	17	(24)	NM	17	(10)	27	NM
Other operating income	169	114	55	48.25%	114	463	(349)	(75.38)%
Total noninterest income	$7,759	$6,879	$880	12.79%	$6,879	$6,780	$99	1.46%
NM - Not Meaningful
Income from fiduciary activities increased from 2017 to 2018. The majority of the increase is due to a one-time fee, collected during the first quarter of 2018, related to the settlement of a real estate transaction. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Also, income can fluctuate due to the number of estates settled within any period. These fluctuations do not necessarily indicate future results.
The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased by $720 thousand or 17.25% for 2019 and increased by $295 thousand or 7.61% for 2018. This increase can be primarily attributed to an increase of ATM fee income of $191 thousand for 2019 and an increase of $194 thousand for 2018. ATM fee income fluctuates mainly due to usage. Commissions for the sale of non-deposit investment products increased $319 thousand for 2019 due to increased activity in the market Fees generated from procuring applications for secondary market loans increased $180 thousand for 2019. This increase can be attributed to increased activity in the secondary market due to the interest rate environment.
Other operating income decreased during 2018. The fluctuation in this year is mostly attributed to the receipt of a $270 thousand bank owned life insurance (BOLI) benefit during 2017.

Noninterest Expenses
Total noninterest expenses were $26.8 million, $25.2 million, and $23.2 million during 2019, 2018, and 2017, respectively. This represents an increase of $1.6 million or 6.28% during 2019 and an increase of $2.0 million or 8.65% during 2018.
The following table provides the components of noninterest expense for the twelve months ended December 31, 2019, 2018, and 2017, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and employee benefits	$15,025	$14,083	$942	6.69%	$14,083	$13,643	$440	3.23%
Occupancy expenses	1,611	1,476	135	9.15%	1,476	1,473	3	0.20%
Equipment expenses	857	915	(58)	(6.34)%	915	955	(40)	(4.19)%
Advertising and marketing expenses	868	761	107	14.06%	761	731	30	4.10%
Stationery and supplies	172	195	(23)	(11.79)%	195	173	22	12.72%
ATM network fees	1,141	912	229	25.11%	912	816	96	11.76%
Other real estate owned expense	76	183	(107)	(58.47)%	183	11	172	1,563.64%
Loss (gain) on other real estate owned	443	866	(423)	NM	866	(1)	867	NM
FDIC assessment	105	225	(120)	(53.33)%	225	222	3	1.35%
Computer software expense	459	474	(15)	(3.16)%	474	647	(173)	(26.74)%
Bank franchise tax	656	583	73	12.52%	583	534	49	9.18%
Professional fees	1,057	1,036	21	2.03%	1,036	1,007	29	2.88%
Data processing fees	1,275	794	481	60.58%	794	564	230	40.78%
Other operating expenses	3,031	2,692	339	12.59%	2,692	2,415	277	11.47%
Total noninterest expenses	$26,776	$25,195	$1,581	6.28%	$25,195	$23,190	$2,005	8.65%
NM - Not Meaningful

Salaries and employee benefits expense increased during 2019 and 2018. Most of the increase during 2019 related to increases in salaries expense. In addition to annual pay increases, several one-time expenses approximating $370 thousand were incurred for the hiring and relocation of the Company’s new CEO as well as the hiring of other vital employees. In July 2019, the Company appointed Brandon C. Lorey to succeed John R. Milleson as President and CEO. The majority of the increase during 2018 was related to merit and cost of living increases. In addition to pay increases, the number of full-time equivalent employees increased from 173 to 179 during the year.

Advertising and marketing expenses increased during 2019. Digital marketing expenses increased approximately $108 thousand as the Company strategically began placing more resources into that area during 2019.
ATM network fees increased 25.11% during 2019 and 11.76% during 2018. ATM network fees fluctuate based on the usage of ATM and debit cards.
Other real estate owned expenses and loss (gain) on other real estate owned decreased significantly during 2019. These differences are attributable to one large property that was foreclosed on and subsequently sold in 2018. The balances for 2018 were also not comparable to 2017 due to this single large property that was foreclosed on and sold in 2018.
FDIC assessments decreased $120 thousand during 2019. The Company received notification of a Small Bank Credit Assessment for approximately $178 thousand during the second quarter of 2019. This credit was received because the Deposit Insurance Fund reserve ratio exceeded the established level as of June 30, 2019. Credits were applied to the successive invoices in 2019.

Computer software expense decreased during 2018. Fees paid to our core software provider have decreased due to a conscious effort to reduce unused services and renegotiate contract amounts.
Bank franchise tax has increased during 2019 and 2018. This expense increases as capital levels increase.
Data processing fees increased during 2019 and 2018. Much of this increase is related to the Company moving its in-house core banking software to a service bureau environment. The Company migrated to a service bureau environment in late June 2018. This increase can also be attributed to an increase in both the number of customers and the number of transactions being performed.

Other operating expenses increased during 2019 and 2018. During the third and fourth quarters of 2019, $150 thousand was accrued and subsequently paid in connection with the Separation Agreement and Release with James W. McCarty, Jr.'s resignation as Executive Vice President, Chief Administrative Officer and Secretary of the Company. The increase in 2018 is primarily due to increases in loan related expenses driven by loan volume.

The efficiency ratio of the Company was 67.21%, 66.36%, and 67.47% for 2019, 2018, and 2017, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21% for 2019 and 2018 and 34% for 2017. The Company calculates and reviews this ratio as a means of evaluating operational efficiency. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above.

The calculation of the efficiency ratio for the twelve months ended December 31, 2019, 2018, and 2017 are as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$26,776	$25,195	$23,190
Less: Loss (gain) on other real estate owned	443	866	(1)
Adjusted noninterest expenses	$26,333	$24,329	$23,191

Net interest income	$31,215	$29,408	$27,197

Noninterest income	$7,759	$6,879	$6,780
Less: (Loss) gain on sales of securities	(7)	17	(10)
Less: Gain (loss) on the sale and disposal of premises and equipment	137	(3)	(12)
Less: (Loss) on sale of of repossessed assets	—	—	(6)
Less: Life insurance proceeds	—	—	270
Adjusted noninterest income	$7,629	$6,865	$6,538
Tax equivalent adjustment (1)	338	388	639
Total net interest income and noninterest income, adjusted	$39,182	$36,661	$34,374

Efficiency ratio	67.21%	66.36%	67.47%
(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21% for 2019 and 2018 and 34% for 2017.

Income Taxes
Income tax expense was $1.8 million, $1.3 million, and $3.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. These amounts correspond to an effective tax rate of 15.65%, 12.74%, and 31.77% for 2019, 2018, and 2017, respectively. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, which reduced the Company's corporate tax rate from 34% to 21%. The Tax Cuts and Jobs Act required for the Company's deferred tax assets and liabilities to be adjusted at that date, for the effect of the change in the corporate tax rate. This adjustment resulted in a net increase to federal income tax expense of $397 thousand during 2017. The effective tax rate is below the statutory rate of 21% for 2019 and 2018 and 34% for 2017, due primarily to tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits. During the third quarter of 2018, one of the Company’s rehabilitation tax credit investments was finalized and the total amount of credits to be received was determined and certified. The effective tax rate is also impacted by tax-exempt income on investment securities and loans. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2019, 2018, and 2017.
FINANCIAL CONDITION
Assets, Liabilities and Shareholders’ Equity
The Company’s total assets were $877.3 million at December 31, 2019, an increase of $77.7 million or 9.72% from $799.6 million at December 31, 2018. Securities increased $20.7 million or 14.35% from 2018 to 2019. Loans, net of allowance for loan losses, increased by $38.4 million or 6.39% from 2018 to 2019. Total liabilities were $781.0 million at December 31, 2019, compared to $712.0 million at December 31, 2018. Total shareholders’ equity at year end 2019 and 2018 was $96.3 million and $87.6 million, respectively.
Securities
Total securities, excluding restricted stock, at December 31, 2019 were $165.0 million as compared to $144.3 million as of December 31, 2018, which represents an increase of $20.7 million or 14.35% during 2019. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2019, 2018, and 2017. The Company purchased $54.3 million in securities during 2019. This amount includes $7.1 million or 13.06% in obligations of U.S. government corporations and agencies, $46.2 million or 85.12% in mortgage-backed securities and $1.0 million or 1.82% in obligations of states and political subdivisions. The Company had $24.6 million in maturities, calls, and principal repayments on securities during 2019. This amount includes $5.8 million or 23.69% in obligations of U.S. government corporations and agencies, $13.3 million or 54.18% in mortgage-backed securities and $5.4 million or 22.13% in obligations of states and political subdivisions. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2019. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2019 and 2018.

Securities Portfolio
(dollars in thousands)

	December 31,
	2019	2018	2017
Securities available for sale:
Obligations of U.S. government corporations and agencies	$22,186	$21,731	$21,520
Mortgage-backed securities	108,161	76,483	61,244
Obligations of states and political subdivisions	34,656	46,084	49,802
	$165,003	$144,298	$132,566
The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $1.8 million and a net unrealized loss of $2.0 million at December 31, 2019 and 2018, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2019. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.
Maturity Distribution and Yields of Securities
(dollars in thousands)

	December 31, 2019
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$—	—%	$5,045	2.19%	$16,061	2.75%	$1,080	2.46%	$22,186	2.61%
Mortgage-backed securities	—	—%	—	—%	—	—%	108,161	2.71%	108,161	2.71%
Obligations of states and political subdivisions, taxable	660	4.15%	2,563	3.35%	4,858	2.80%	1,366	2.79%	9,447	3.04%
Total taxable	$660	4.15%	$7,608	2.58%	$20,919	2.76%	$110,607	2.71%	$139,794	2.72%
Obligations of states and political subdivisions, tax-exempt (1)	806	3.72%	5,099	3.26%	17,924	2.55%	1,380	3.25%	25,209	2.77%
Total	$1,466	3.92%	$12,707	2.85%	$38,843	2.66%	$111,987	2.72%	$165,003	2.73%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.
Loan Portfolio
The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans net of deferred fees were $644.8 million and $606.8 million at December 31, 2019 and 2018, respectively. This represents an increase of $37.9 million or 6.25% for 2019. The ratio of net loans to deposits decreased during the year from 85.53% to 82.92% at December 31, 2018 and December 31, 2019, respectively. This decrease was due to strong deposit growth during the year. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years. Loan balances in the table are shown before net deferred fees.

Loan Portfolio
(dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015
Loans secured by real estate:
Construction and land development	$42,561	$54,675	$43,786	$23,266	$35,019
Secured by farmland	13,917	7,251	8,568	8,525	6,550
Secured by 1-4 family residential properties	219,580	221,861	223,210	227,966	229,651
Multifamily	14,415	7,923	4,095	3,566	3,975
Commercial	286,600	265,595	239,915	208,525	175,172
Commercial and industrial loans	46,543	33,086	37,427	30,341	29,366
Consumer installment loans	9,541	8,470	10,187	12,677	13,530
All other loans	12,050	8,454	2,050	2,259	2,413
Total loans	$645,207	$607,315	$569,238	$517,125	$495,676
Loans secured by real estate were $577.1 million or 89.50% and $557.3 million or 91.84% of total loans at December 31, 2019 and 2018, respectively. This represents an increase of $19.8 million or 3.55% for 2019. Consumer installment loans were $9.5 million or 1.48% and $8.5 million or 1.40% of total loans at December 31, 2019 and 2018, respectively. This represents an increase of $1.1 million or 12.64% for 2019. Commercial and industrial loans were $46.5 million or 7.22% and $33.1 million or 5.45% of total loans at December 31, 2019 and 2018. This represents an increase of $13.5 million or 40.67% for 2019. All other loans were $12.1 million and $8.5 million at December 31, 2019 and 2018. This represents an increase of $3.6 million or 42.53%.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $283.4 million or 43.92% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of loan secured by 1-4 family residential properties.
Maturity Schedule of Selected Loans
(dollars in thousands)

	December 31, 2019
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$21,759	$10,306	$10,496	$42,561
Secured by farmland	2,996	3,420	7,501	13,917
Secured by 1-4 family residential properties	19,279	67,161	133,140	219,580
Multifamily	752	7,867	5,796	14,415
Commercial	35,047	80,013	171,540	286,600
Commercial and industrial loans	10,349	16,337	19,857	46,543
Consumer installment loans	733	6,111	2,697	9,541
All other loans	713	557	10,780	12,050
	$91,628	$191,772	$361,807	$645,207
For maturities over one year:
Floating rate loans		$25,124	$78,264	$103,388
Fixed rate loans		166,648	283,543	450,191
		$191,772	$361,807	$553,579

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $2.4 million in total non-performing assets, which consist of nonaccrual loans, loans 90 days or more past due and still accruing, other real estate owned, and repossessed assets at December 31, 2019. This is a decrease of $551 thousand when compared to the December 31, 2018 balance of $2.9 million. This decrease resulted mostly from the decrease in loans 90 days or more past due and still accruing, which consisted of three loans to two borrowers at December 31, 2018 and no loans at December 31, 2019.
Nonaccrual loans were $2.2 million at December 31, 2019 and $2.1 million at 2018. The gross amount of interest income that would have been recognized on nonaccrual loans was $52 thousand for 2019 and $32 thousand for 2018. None of this interest income was included in net income for 2019 or 2018. A total of 25 loans totaling $4.5 million were placed in nonaccrual during 2019. The balance of these loans added to nonaccrual status during 2019 ranged from $4 thousand to $1.3 million with the average outstanding balance being $181 thousand. In addition, seven loans totaling $3.1 million were removed from nonaccrual status during 2019. Of the $3.1 million in loans removed from nonaccrual status between December 31, 2018 and December 31, 2019, two loans totaling $1.5 million were paid off and five loans totaling $1.6 million were foreclosed on. Of the $1.6 million in loans foreclosed on, only $1.2 million was placed into OREO. The real estate securing one of the loans foreclosed on was purchased by someone other than he Bank during the foreclosure sale. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2019 totaled $2.2 million and had $100 thousand in specific allocations.
Other real estate owned increased slightly from $106 thousand at December 31, 2018 to $183 thousand at December 31, 2019. Four properties were foreclosed on during 2019. The property held at December 31, 2018 and three of the properties foreclosed on during 2019 subsequently sold during the year. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. Net losses of $443 thousand and $866 thousand were recognized on other real estate owned during 2019 and 2018, respectively. A net gain of $1 thousand was recognized on the sale of other real estate owned during 2017.

There were no loans past due 90 days or more and still accruing interest as of December 31, 2019. At December 31, 2018, there were $695 thousand or 0.11% of total loans past due 90 days or more and still accruing. The loans past due 90 days or more and still accruing interest are well secured and in the process of collection; therefore, they were not classified as nonaccrual.
Nonperforming and Other Assets
Nonperforming assets consist of nonaccrual loans, loans past due 90 days and accruing interest, other real estate owned (foreclosed properties), and repossessed assets. The table titled “Nonperforming Assets” shows the amount of nonperforming assets and loans past due 90 days and accruing interest outstanding during the last five years. The table also shows the ratios for the allowance for loan losses as a percentage of nonperforming assets and nonperforming assets as a percentage of loans outstanding and other real estate owned.
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
In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2019, 2018, 2017, 2016, and 2015, the Company had $3.0 million, $3.8 million, $4.4 million, $7.3 million and $7.5 million in restructured loans, respectively.
Nonperforming Assets
(dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015

Nonaccrual loans	$2,185	$2,118	$6,339	$6,991	$5,285
Loans past due 90 days and accruing interest	—	695	—	8	307
Other real estate owned and repossessed assets	183	106	106	375	571
Total nonperforming assets	$2,368	$2,919	$6,445	$7,374	$6,163

Allowance for loan losses to nonperforming assets	210%	187%	68%	61%	80%

Non-performing assets to period end loans and other real estate owned	0.37%	0.48%	1.13%	1.43%	1.24%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2019, other potential problem loans totaled $3.4 million. Of the total other potential problem loans, $3.4 million or 100.00% are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.

Allowance for Loan Losses
The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.
Charged-off loans were $1.3 million, $236 thousand, and $370 thousand for 2019, 2018, and 2017, respectively. Recoveries were $201 thousand, $504 thousand, and $901 thousand for 2019, 2018, and 2017, respectively. Net charge-offs were $1.1 million for 2019. Net recoveries were $268 thousand and $531 thousand for 2018 and 2017, respectively. This represents an increase in net charge-offs of $1.4 million or 514.93% for 2019 and an increase of $263 thousand or 49.53% for 2018. The allowance for loan losses as a percentage of loans was 0.77%, 0.90%, and 0.78% at the end of 2019, 2018, and 2017, respectively. The decrease in allowance for loan losses as a percentage of total loans from December 31, 2018 to December 31, 2019 is primarily due to decreases in specific reserves. The decrease in allowance for loan losses as a percentage of total loans from December 31, 2018 to December 31, 2019 is due decreases in specific reserves and loss history. The allowance for loan losses at year-end covered net charge-offs during the year by 4.47 times for 2019. This ratio for 2018 and 2017 is not considered meaningful due to net recoveries being recognized during those years. The ratio of net charge-offs (recoveries) to average loans was 0.18% for 2019, (0.05)% for 2018 and (0.10)% for 2017.
The provision for (recovery of) loan losses for the year ended December 31, 2019 was $629 thousand, compared to $777 thousand and $(625) thousand for the years ended December 31, 2018 and 2017, respectively. The provision for loan losses in 2019 resulted from the growth of the loan portfolio as well as one large charge-off in the amount of $850 thousand. The provision for loan losses in 2018 resulted from the growth of the loan portfolio, the expanded loss history, as well as increases in specific reserves.
The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2019, 2018, 2017, 2016, and 2015. The amount of allowance for loan losses allocated to each loan category is based on the amount of delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses
(dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015

Balance, beginning of period	$5,456	$4,411	$4,505	$4,959	$5,080

Loans charged-off:
Commercial, financial and agricultural	850	139	187	—	—
Real estate-construction and land development	—	—	19	—	166
Real estate-mortgage	406	24	56	535	199
Consumer and other	57	73	108	72	91
Total loans charged off	$1,313	$236	$370	$607	$456

Recoveries:
Commercial, financial and agricultural	$52	$100	$44	$11	$181
Real estate-construction and land development	8	266	535	144	75
Real estate-mortgage	92	106	277	132	257
Consumer and other	49	32	45	54	49
Total recoveries	$201	$504	$901	$341	$562
Net charge-offs (recoveries)	1,112	(268)	(531)	266	(106)
Provision for (recovery of) loan losses	629	777	(625)	(188)	(227)
Balance, end of period	$4,973	$5,456	$4,411	$4,505	$4,959

Ratio of allowance for loan losses to loans outstanding at period end	0.77%	0.90%	0.78%	0.87%	1.00%

Ratio of net charge offs (recoveries) to average loans outstanding during the period	0.18%	(0.05)%	(0.1)%	0.05%	(0.02)%

Allocation of Allowance for Loan Losses
(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction and Land Development		Real Estate Mortgage		Consumer and Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2019	$565	7.2%	$446	8.8%	$3,592	80.7%	$174	3.3%
December 31, 2018	919	5.4%	583	10.2%	3,776	81.6%	150	2.8%
December 31, 2017	570	6.6%	332	9.2%	3,381	82.1%	98	2.1%
December 31, 2016	235	5.9%	450	6.1%	3,514	85.1%	91	2.9%
December 31, 2015	211	5.9%	775	8.4%	3,590	82.5%	162	3.2%

Deposits
Total deposits were $771.5 million and $703.1 million at December 31, 2019 and 2018, respectively, which represents an increase of $68.4 million or 9.73% during 2019. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2019, 2018 and 2017.
Average Deposits and Rates Paid
(dollars in thousands)

	December 31,
	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing	$258,176		$246,056		$216,044
Interest-bearing:
NOW accounts	89,536	0.5%	91,353	0.35%	85,154	0.19%
Money market accounts	150,291	0.97%	132,136	0.62%	128,068	0.23%
Regular savings accounts	105,176	0.2%	104,473	0.15%	100,838	0.07%
Time deposits:
$250,000 and more	59,550	2.05%	70,778	0.97%	57,010	0.6%
Less than $250,000	61,775	1.38%	36,808	1.38%	39,319	0.58%
Total interest-bearing	$466,328	0.9%	$435,548	0.57%	$410,389	0.26%
Total deposits	$724,504		$681,604		$626,433
Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $18.0 million or 7.16% from $251.2 million at December 31, 2018 to $269.2 million at December 31, 2019. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $50.5 million or 11.16% from $451.9 million at December 31, 2018 to $502.4 million at December 31, 2019. Total money market account balances increased $13.6 million or 9.64% from $140.6 million at December 31, 2018 to $154.1 million at December 31, 2019. Reciprocal money market accounts balances (included in total money market account balances) increased from $18.4 million and $27.0 million at December 31, 2018 and December 31, 2019, respectively. The reciprocal money market balance at December 31, 2019 and December 31, 2018 consists of money market accounts obtained through the ICS network. Total regular savings account balances increased $3.1 million or 2.92% from $104.6 million at December 31, 2018 to $107.7 million at December 31, 2019. Time deposits increased $23.1 million or 20.02% from $115.1 million at December 31, 2018 to $138.2 million at December 31, 2019.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000. Core deposits totaled $692.4 million or 89.75% and $649.8 million or 92.42% of total deposits at December 31, 2019 and 2018, respectively.
The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2019. The total amount maturing within one year is $94.7 million or 91.96% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater
(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits

December 31, 2019	$21,276	$38,614	$34,813	$8,282	$102,985	13.35%

CAPITAL RESOURCES
Total shareholders’ equity on December 31, 2019 was $96.3 million, reflecting a percentage of total assets of 10.98% as compared to $87.6 million and 10.96% at December 31, 2018. The common stock’s book value per share increased $2.66 or 10.46% to $28.08 per share at December 31, 2019 from $25.42 per share at December 31, 2018. During 2019, the Company paid $1.00 per share in dividends as compared to $0.94 per share for 2018 and $0.88 per share for 2017. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock. During 2019, the Company purchased 53,988 shares of its Common Stock under its stock repurchase program at an average price of $32.79. During 2018, the Company purchased 39,333 shares of its Common Stock under its stock repurchase program at an average price of $32.06. During 2017, the Company purchased 52,936 shares of its Common Stock under its stock repurchase program at an average price of $29.54. All of these shares were retired. As evidenced below, the Bank continues to be a well capitalized financial institution.
Analysis of Bank Capital
(dollars in thousands)

	December 31, 2019	December 31, 2018
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	9,773	9,773
Retained earnings	79,320	74,308
Total Tier 1 capital	$90,775	$85,763
Common equity Tier 1 capital	$90,775	$85,763
Tier 2 Capital:
Allowance for loan losses, including reserve for unfunded commitments	$4,997	$5,474
Total Tier 2 capital	$4,997	$5,474
Total risk-based capital	$95,772	$91,237

Risk weighted assets	$665,141	$613,247

Risk Based Capital Ratios:
Common equity Tier 1 capital ratio	13.65%	13.99%
Tier 1 risk-based capital ratio	13.65%	13.99%
Total risk-based capital ratio	14.40%	14.88%
Tier 1 leverage ratio	10.61%	10.92%

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
Effective January 1, 2015, the Federal Reserve issued final risk-based capital rules to align with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. In addition, a capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increased by the same amount each year until it was fully implemented at 2.5% effective January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As fully phased in effective January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.
Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.
The table titled “Analysis of Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Bank at December 31, 2019 and 2018.
Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.
LIQUIDITY
Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2019 liquid assets totaled $290.3 million as compared to $242.3 million at December 31, 2018. These amounts represent 37.17% and 35.50% of total liabilities at December 31, 2019 and 2018, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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
The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2019.
Contractual Obligations and Scheduled Payments
(dollars in thousands)

	December 31, 2019
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
Operating leases	$215	$440	$440	$4,257	$5,352
	$215	$440	$440	$4,257	$5,352
The payments due on operating leases are discussed in Note 13 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As the holding company of the Bank, the Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. Derivative instruments and hedging activities of the Company have historically been minimal and there have been no derivative instruments since a single interest rate swap agreement expired on December 1, 2016.
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
The simulation analysis evaluates the potential effect of upward and downward changes in market interest rates on future net interest income. The Bank views the immediate shock of rates as a more effective measure of interest rate risk exposure. The analysis assesses the impact on net interest income over a 12 month period after an immediate increase or “shock” in rates, of 100 basis points up to 400 basis points. The shock down 200 to 400 basis points analysis is not meaningful as interest rates are at historic lows and cannot decrease another 200 to 400 basis points and therefore only an immediate decrease or “shock” of 100 basis points is disclosed. The simulation analysis results are presented in the table below:
Year 1 Net Interest Income Simulation
(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-100 BP	(796)	(2.59)%
+100 BP	(82)	(0.27)%
+200 BP	(387)	(1.26)%
+300 BP	(635)	(2.07)%
+400 BP	(887)	(2.89)%
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
Static EVE Change
(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	(18,540)	(19.20)%
+100 BP Shock	8,833	9.10%
+200 BP Shock	12,423	12.90%
+300 BP Shock	14,345	14.90%
+400 BP Shock	15,071	15.60%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Eagle Financial Services, Inc.
Berryville, Virginia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Eagle Financial Services, Inc.
Berryville, Virginia

Opinion on the Internal Control Over Financial Reporting
We have audited Eagle Financial Services, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements of the Company, and our report dated March 13, 2020 expressed an unqualified opinion.

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 13, 2020

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2019 and 2018
(dollars in thousands, except per share amounts)

	2019	2018
Assets
Cash and due from banks	$10,920	$12,358
Interest-bearing deposits with other institutions	22,487	5,995
Federal funds sold	252	—
Total cash and cash equivalents	33,659	18,353
Securities available for sale, at fair value	165,003	144,298
Restricted investments	1,197	1,170
Loans	644,760	606,827
Allowance for loan losses	(4,973)	(5,456)
Net loans	639,787	601,371
Bank premises and equipment, net	19,297	19,083
Other real estate owned, net of allowance	183	106
Other assets	18,194	15,236
Total assets	$877,320	$799,617
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$269,171	$251,184
Savings and interest bearing demand deposits	364,175	336,778
Time deposits	138,198	115,142
Total deposits	$771,544	$703,104
Federal funds purchased	—	1,871
Other liabilities	9,450	7,043
Total liabilities	$780,994	$712,018

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2019, 3,430,103 including 18,488 unvested restricted stock; issued and outstanding 2018, 3,445,914 including 16,701 unvested restricted stock	8,529	8,573
Surplus	11,406	11,992
Retained earnings	74,909	68,587
Accumulated other comprehensive income (loss)	1,482	(1,553)
Total shareholders’ equity	$96,326	$87,599
Total liabilities and shareholders’ equity	$877,320	$799,617
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2019, 2018, and 2017
(dollars in thousands, except per share amounts)

	2019	2018	2017
Interest and Dividend Income
Interest and fees on loans	$31,138	$27,890	$24,821
Interest and dividends on securities available for sale:
Taxable interest income	3,089	2,744	2,278
Interest income exempt from federal income taxes	856	1,051	1,034
Dividends	70	59	61
Interest on deposits in banks	297	176	156
Interest on federal funds sold	4	3	1
Total interest and dividend income	$35,454	$31,923	$28,351
Interest Expense
Interest on deposits	4,193	2,490	1,084
Interest on federal funds purchased	31	25	13
Interest on Federal Home Loan Bank advances	15	—	57
Total interest expense	$4,239	$2,515	$1,154
Net interest income	$31,215	$29,408	$27,197
Provision For (Recovery Of) Loan Losses	629	777	(625)
Net interest income after provision for (recovery of) loan losses	$30,586	$28,631	$27,822
Noninterest Income
Income from fiduciary activities	$1,380	$1,360	$1,238
Service charges on deposit accounts	1,187	1,218	1,223
Other service charges and fees	4,893	4,173	3,878
Gain (loss) on the sale and disposal of bank premises and equipment	137	(3)	(12)
(Loss) gain on sale of securities	(7)	17	(10)
Other operating income	169	114	463
Total noninterest income	$7,759	$6,879	$6,780
Noninterest Expenses
Salaries and employee benefits	$15,025	$14,083	$13,643
Occupancy expenses	1,611	1,476	1,473
Equipment expenses	857	915	955
Advertising and marketing expenses	868	761	731
Stationery and supplies	172	195	173
ATM network fees	1,141	912	816
Other real estate owned expense	76	183	11
Loss (gain) on other real estate owned	443	866	(1)
FDIC assessment	105	225	222
Computer software expense	459	474	647
Bank franchise tax	656	583	534
Professional fees	1,057	1,036	1,007
Data processing fees	1,275	794	564
Other operating expenses	3,031	2,692	2,415
Total noninterest expenses	$26,776	$25,195	$23,190
Income before income taxes	$11,569	$10,315	$11,412
Income Tax Expense	1,810	1,314	3,626
Net income	$9,759	$9,001	$7,786
Earnings Per Share
Net income per common share, basic	$2.84	$2.60	$2.24
Net income per common share, diluted	$2.84	$2.60	$2.24
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018, and 2017
(dollars in thousands)

	2019	2018	2017
Net income	$9,759	$9,001	$7,786
Other comprehensive income (loss):
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $0, $0 and ($1) for the years ended December 31, 2019, 2018, and 2017, respectively	—	—	(2)
Unrealized gain (loss) on available for sale securities, net of reclassification adjustments, net of deferred income tax of $807, ($495), and $147 for the years ended December 31, 2019, 2018 and 2017, respectively	3,035	(1,863)	285
Total other comprehensive income (loss)	3,035	(1,863)	283
Total comprehensive income	$12,794	$7,138	$8,069
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2019, 2018, and 2017
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2016	$8,633	$12,642	$58,165	$(24)	$79,416
Net income			7,786		7,786
Other comprehensive income				283	283
Reclassification of stranded tax effects from change in tax rate			(51)	51	—
Restricted stock awards, stock incentive plan (14,493 shares)	36	(36)			—
Stock based compensation expense		382			382
Issuance of common stock, dividend investment plan (13,769 shares)	35	368			403
Issuance of common stock, employee benefit plan (5,958 shares)	15	151			166
Retirement of common stock (52,936 shares)	(132)	(1,432)			(1,564)
Dividends declared ($0.88 per share)			(3,055)		(3,055)
Balance, December 31, 2017	$8,587	$12,075	$62,845	$310	$83,817
Net income			9,001		9,001
Other comprehensive (loss)				(1,863)	(1,863)
Restricted stock awards, stock incentive plan (14,609 shares)	36	(36)			—
Stock-based compensation expense		518			518
Issuance of common stock, dividend investment plan (14,731 shares)	37	446			483
Issuance of common stock, employee benefit plan (4,580 shares)	11	152			163
Retirement of common stock (39,333 shares)	(98)	(1,163)			(1,261)
Dividends declared ($0.94 per share)			(3,259)		(3,259)
Balance, December 31, 2018	$8,573	$11,992	$68,587	$(1,553)	$87,599
Net income			9,759		9,759
Other comprehensive income				3,035	3,035
Restricted stock awards, stock incentive plan (18,150 shares)	46	(46)			—
Stock-based compensation expense		562			562
Issuance of common stock, dividend investment plan (14,176 shares)	35	406			441
Issuance of common stock, employee benefit plan (4,064 shares)	10	128			138
Retirement of common stock (53,988 shares)	(135)	(1,636)			(1,771)
Dividends declared ($1.00 per share)			(3,437)		(3,437)
Balance, December 31, 2019	$8,529	$11,406	$74,909	$1,482	$96,326
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018, and 2017
(dollars in thousands)

	2019	2018	2017
Cash Flows from Operating Activities
Net income	$9,759	$9,001	7,786
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	957	925	946
Amortization of other assets	358	201	200
Provision for (recovery of) loan losses	629	777	(625)
Loss (gain) on other real estate owned	443	866	(1)
(Gain) loss on the sale and disposal of premises and equipment	(137)	3	12
Loss on the sale of repossessed assets	—	—	6
Loss (gain) on the sale of securities	7	(17)	10
Stock-based compensation expense	562	518	382
Premium amortization on securities, net	487	483	443
Deferred tax expense (benefit)	516	(399)	532
Changes in assets and liabilities:
(Increase) in other assets	(894)	(2,404)	(1,465)
(Decrease) increase in other liabilities	(1,339)	(11,477)	1,141
Net cash provided by (used in) operating activities	$11,348	$(1,523)	$9,367
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$24,604	$16,604	$10,714
Proceeds from the sale of securities available for sale	12,350	5,374	20,283
Purchases of securities available for sale	(54,310)	(36,534)	(43,797)
Proceeds from the sale of restricted securities	425	—	850
Purchases of restricted securities	(452)	(63)	(889)
Proceeds from the sale of bank premises and equipment	279	—	—
Purchases of bank premises and equipment	(1,314)	(432)	(368)
Proceeds from the sale of other real estate owned	631	1,933	318
Proceeds from the sale of repossessed assets	16	4	3
Net (increase) in loans	(40,211)	(40,545)	(51,401)
Net cash (used in) investing activities	$(57,982)	$(53,659)	$(64,287)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$45,384	$30,024	$42,143
Net increase in certificates of deposit	23,056	9,666	17,394
Net (decrease) increase in federal funds purchased	(1,871)	1,871	—
Issuance of common stock, employee benefit plan	138	163	166
Retirement of common stock	(1,771)	(1,261)	(1,564)
Cash dividends paid	(2,996)	(2,776)	(2,652)
Net cash provided by financing activities	$61,940	$37,687	$55,487

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2019, 2018, and 2017
(dollars in thousands)

	2019	2018	2017
Increase (decrease) in cash and cash equivalents	$15,306	$(17,495)	$567
Cash and Cash Equivalents
Beginning	18,353	35,848	35,281
Ending	$33,659	$18,353	$35,848
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,198	$2,458	$1,144
Income taxes	$—	$2,161	$2,744
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain(loss) on securities available for sale	$3,842	$(2,358)	$432
Minimum postretirement liability adjustment	$—	$—	$3
Other real estate and repossessed assets acquired in settlement of loans	$1,167	$2,803	$57
Issuance of common stock, dividend investment plan	$441	$483	$403
Purchases of securities available for sale settled subsequent to year end	$—	$—	$10,346
Lease liabilities arising from right-of-use assets	$3,745	$—	$—
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
Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair market value less estimated liquidation costs of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement or are in a nonaccrual status.

Bank Premises and Equipment
Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 10 to 39 years for buildings and 3 to 10 years for furniture and equipment.
Other Real Estate Owned
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less estimated cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the other real estate owned expense line item in the consolidated statements of income.

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
Reclassifications
Certain reclassifications have been made to the 2018 financial statements to conform to reporting for 2019. The results of the reclassifications are not considered material and had no effect on prior years' net income or shareholders' equity.

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

	2019	2018	2017
Weighted average number of common shares outstanding used to calculate basic earnings per share	3,438,410	3,467,667	3,468,275
Effect of dilutive common stock	—	—	—
Weighted average number of common shares outstanding used to calculate diluted earnings per share	3,438,410	3,467,667	3,468,275

There were no potentially dilutive securities outstanding in 2019, 2018 or 2017.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.
Stock Repurchase Program
On June 20, 2019, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2020. During 2019, the Company purchased 53,988 shares of its Common Stock under its stock repurchase program at an average price of $32.79. During 2018, the Company purchased 39,333 shares of its Common Stock under its stock repurchase program at an average price of $32.06. During 2017, the Company purchased 52,936 shares of its Common Stock under its stock repurchase program at an average price of $29.54. The maximum number of shares that may yet be purchased under the plan as of December 31, 2019 are 141,067.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For public business entities that meet the definition of a U.S. Securities and Exchange Commission (SEC) filer, excluding smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods in those fiscal years. All other entities will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet weekly to address the compliance requirements. Historic loan data has been gathered and reviewed for completeness and accuracy. In addition, the committee has selected a third-party that is assisting in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard in advance of the required implementation date.

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
In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group (TRG) Meetings. The effective date of each of the amendments depends on the adoption date of ASU 2016-1, ASU 2016-13, and ASU 2017-12. The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings. The effective date and transition methodology for the amendments in ASU 2019-05 are the same as in ASU 2016-13. The Company is currently assessing the impact that ASU 2019-05 will have on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses.” This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries. “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered. While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets). In response to this question, the ASU permits organizations to record expected recoveries on PCD assets. In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities. The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2019-11 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments - Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

NOTE 2. Securities
Amortized costs and fair values of securities available for sale at December 31, 2019 and 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,917	$363	$(94)	$22,186
Mortgage-backed securities	107,410	966	(215)	108,161
Obligations of states and political subdivisions	33,854	858	(56)	34,656
	$163,181	$2,187	$(365)	$165,003
	December 31, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$22,183	$29	$(481)	$21,731
Mortgage-backed securities	77,976	145	(1,638)	76,483
Obligations of states and political subdivisions	46,159	394	(469)	46,084
	$146,318	$568	$(2,588)	$144,298

Carrying amounts of restricted securities at December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	713	686
Community Bankers’ Bank Stock	140	140
	$1,197	$1,170

The amortized cost and fair value of securities available for sale at December 31, 2019, by contractual maturity, are shown below. Maturities may differ from contractual maturities primarily (others could be called) in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,460	$1,466
Due after one year through five years	12,516	12,707
Due after five years through ten years	37,979	38,843
Due after ten years	111,226	111,987
	$163,181	$165,003
During the twelve months ended December 31, 2019, the Company sold $12.4 million in available for sale securities with gross gains of $37 thousand and gross losses of $44 thousand. During the twelve months ended December 31, 2018, the Company sold $5.4 million in available for sale securities with gross gains of $62 thousand and gross losses of $45 thousand. During the twelve months ended December 31, 2017, the Company sold $20.3 million in available for sale securities with gross gains of $94 thousand and gross losses of $104 thousand.
The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$5,466	$91	$1,997	$3	$7,463	$94
Mortgage-backed securities	19,509	176	5,271	39	24,780	215
Obligations of states and political subdivisions	3,127	49	923	7	4,050	56
	$28,102	$316	$8,191	$49	$36,293	$365
	December 31, 2018
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,973	$6	$13,710	$475	$15,683	$481
Mortgage-backed securities	16,659	332	42,966	1,306	59,625	1,638
Obligations of states and political subdivisions	3,594	52	12,864	417	16,458	469
	$22,226	$390	$69,540	$2,198	$91,766	$2,588

Gross unrealized losses on available for sale securities included twenty-eight (28) and ninety-five (95) debt securities at December 31, 2019 and December 31, 2018, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2019 and December 31, 2018 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary and management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

Securities having a carrying value of $2.9 million at December 31, 2019 were pledged as security for public deposits.

NOTE 3. Loans
The composition of loans at December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$42,561	$54,675
Secured by farmland	13,917	7,251
Secured by 1-4 family residential properties	219,580	221,861
Multifamily	14,415	7,923
Commercial	286,600	265,595
Commercial and industrial loans	46,543	33,086
Consumer installment loans	9,541	8,470
All other loans	12,050	8,454
Total loans	$645,207	$607,315
Net deferred loan fees	(447)	(488)
Allowance for loan losses	(4,973)	(5,456)
Net Loans	$639,787	$601,371

NOTE 4. Allowance for Loan Losses
Changes in the allowance for loan losses for the years December 31, 2019, 2018 and 2017 were as follows:

	December 31,
	2019	2018	2017
		(in thousands)
Balance, beginning	$5,456	$4,411	$4,505
Provision for (recovery of) loan losses	629	777	(625)
Recoveries added to the allowance	201	504	901
Loan losses charged to the allowance	(1,313)	(236)	(370)
Balance, ending	$4,973	$5,456	$4,411

Nonaccrual and past due loans by class at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$47	$—	$32	$79	$46,464	$46,543	$—	$32
Commercial Real Estate:
Owner Occupied	1,078	—	—	1,078	147,879	148,957	—	320
Non-owner occupied	—	—	—	—	137,643	137,643	—	329
Construction and Farmland:
Residential	—	—	—	—	7,867	7,867	—	—
Commercial	—	—	187	187	48,424	48,611	—	187
Consumer:
Installment	55	6	—	61	9,480	9,541	—	8
Residential:
Equity Lines	121	—	—	121	33,127	33,248	—	65
Single family	471	541	1,251	2,263	184,069	186,332	—	1,244
Multifamily	—	—	—	—	14,415	14,415	—	—
All Other Loans	—	—	—	—	12,050	12,050	—	—
Total	$1,772	$547	$1,470	$3,789	$641,418	$645,207	$—	$2,185

	December 31, 2018
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$127	$—	$—	$127	$32,959	$33,086	$—	$1,081
Commercial Real Estate:
Owner Occupied	—	—	—	—	136,309	136,309	—	—
Non-owner occupied	—	—	—	—	129,286	129,286	—	364
Construction and Farmland:
Residential	—	—	—	—	6,706	6,706	—	—
Commercial	—	—	—	—	55,220	55,220	—	—
Consumer:
Installment	4	—	—	4	8,466	8,470	—	—
Residential:
Equity Lines	—	—	—	—	32,815	32,815	—	92
Single family	960	196	900	2,056	186,990	189,046	695	581
Multifamily	—	—	—	—	7,923	7,923	—	—
All Other Loans	—	—	—	—	8,454	8,454	—	—
Total	$1,091	$196	$900	$2,187	$605,128	$607,315	$695	$2,118

Allowance for loan losses by segment at December 31, 2019, December 31, 2018 and December 31, 2017 were as follows:

	As of and for the Twelve Months Ended
	December 31, 2019
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Charge-Offs	—	(406)	—	(850)	(5)	(52)	—	(1,313)
Recoveries	8	72	20	52	26	23	—	201
Provision (recovery)	(145)	147	(17)	444	(20)	52	168	629
Ending balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Ending balance: Individually evaluated for impairment	$100	$51	$149	$—	$—	$—	$—	$300
Ending balance: collectively evaluated for impairment	$346	$1,550	$1,842	$565	$54	$120	$196	$4,673
Loans:
Ending balance	$56,478	$233,995	$286,600	$46,543	$9,541	$12,050	$—	$645,207
Ending balance individually evaluated for impairment	$433	$3,681	$3,053	$228	$8	$—	$—	$7,403
Ending balance collectively evaluated for impairment	$56,045	$230,314	$283,547	$46,315	$9,533	$12,050	$—	$637,804

	As of and for the Twelve Months Ended
	December 31, 2018
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Charge-Offs	—	(24)	—	(139)	(33)	(40)	—	(236)
Recoveries	266	28	78	100	19	13	—	504
Provision (recovery)	(15)	30	283	388	(2)	95	(2)	777
Ending balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Ending balance: Individually evaluated for impairment	$—	$119	$193	$650	$—		$—	$962
Ending balance: collectively evaluated for impairment	$583	$1,669	$1,795	$269	$53	$97	$28	$4,494
Loans:
Ending balance	$61,926	$229,784	$265,595	$33,086	$8,470	$8,454	$—	$607,315
Ending balance individually evaluated for impairment	$280	$4,044	$2,919	$1,316	$—		$—	$8,559
Ending balance collectively evaluated for impairment	$61,646	$225,740	$262,676	$31,770	$8,470	$8,454	$—	$598,756

	As of and for the Twelve Months Ended
	December 31, 2017
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$450	$1,992	$1,522	$235	$69	$22	$215	$4,505
Charge-Offs	(19)	(55)	(1)	(187)	(59)	(49)	—	(370)
Recoveries	535	212	65	44	40	5	—	901
Provision (recovery)	(634)	(395)	41	478	19	51	(185)	(625)
Ending balance	$332	$1,754	$1,627	$570	$69	$29	$30	$4,411
Ending balance: Individually evaluated for impairment	$—	$195	$59	$195	$9	$—	$—	$458
Ending balance: collectively evaluated for impairment	$332	$1,559	$1,568	$375	$60	$29	$30	$3,953
Loans:
Ending balance	$52,354	$227,305	$239,915	$37,427	$10,187	$2,050	$—	$569,238
Ending balance individually evaluated for impairment	$315	$8,315	$1,904	$858	$34	$—	$—	$11,426
Ending balance collectively evaluated for impairment	$52,039	$218,990	$238,011	$36,569	$10,153	$2,050	$—	$557,812

Impaired loans by class at December 31, 2019 and December 31, 2018 were as follows:

	As of and for the Year Ended
	December 31, 2019
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$364	$228	$—	$269	$21
Commercial Real Estate:
Owner Occupied	369	356	—	358	4
Non-owner occupied	407	329	—	335	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	301	246	—	263	25
Consumer:
Installment	9	8	—	9	—
Residential:
Equity lines	276	65	—	68	1
Single family	2,854	2,435	—	2,583	80
Multifamily	366	367	—	375	21
Other Loans	—	—	—	—	—
	$4,946	$4,034	$—	$4,260	$152
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	2,369	2,377	149	2,405	103
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	187	187	100	187	8
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	—	—	—	—	—
Single family	879	822	51	833	38
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,435	$3,386	$300	$3,425	$149
Total:
Commercial	$364	$228	$—	$269	$21
Commercial Real Estate	3,145	3,062	149	3,098	107
Construction and Farmland	488	433	100	450	33
Consumer	9	8	—	9	—
Residential	4,375	3,689	51	3,859	140
Other	—	—	—	—	—
Total	$8,381	$7,420	$300	$7,685	$301
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

For the year ended December 31, 2017, the average recorded investment of impaired loans was $11.6 million. The interest income recognized on impaired loans was $322 thousand in 2017.

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

Credit quality information by class at December 31, 2019 and December 31, 2018 was as follows:

	As of
	December 31, 2019
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$42,578	$3,815	$105	$45	$—	$—	$46,543
Commercial Real Estate:
Owner Occupied	103,958	38,989	5,654	356	—	—	148,957
Non-owner occupied	103,909	25,939	5,866	1,929	—	—	137,643
Construction and Farmland:
Residential	5,094	2,773	—	—	—	—	7,867
Commercial	17,018	30,661	437	495	—	—	48,611
Residential:
Equity Lines	32,295	889	—	42	22	—	33,248
Single family	162,195	19,427	2,347	2,225	138	—	186,332
Multifamily	11,714	1,337	998	366	—	—	14,415
All other loans	11,963	40	47	—	—	—	12,050
Total	$490,724	$123,870	$15,454	$5,458	$160	$—	$635,666

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$9,480	$61

	As of
	December 31, 2018
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$28,699	$2,292	$995	$1,100	$—	$—	$33,086
Commercial Real Estate:
Owner Occupied	110,418	16,665	9,187	39	—	—	136,309
Non-owner occupied	106,658	17,139	3,397	2,092	—	—	129,286
Construction and Farmland:
Residential	2,295	1,120	3,291	—	—	—	6,706
Commercial	16,682	22,533	15,658	347	—	—	55,220
Residential:
Equity Lines	31,813	910	—	16	76	—	32,815
Single family	172,360	11,567	2,704	2,270	145	—	189,046
Multifamily	7,160	479	—	284	—	—	7,923
All other loans	8,435	19	—	—	—	—	8,454
Total	$484,520	$72,724	$35,232	$6,148	$221	$—	$598,845

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$8,466	$4

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

There were eighteen (18) troubled debt restructured loans totaling $3.0 million at December 31, 2019. At December 31, 2018, there were nineteen (19) troubled debt restructured loans totaling $3.8 million. Four loans, totaling $401 thousand, were in nonaccrual status at December 31, 2019. Two loans, totaling $118 thousand, were in nonaccrual status at December 31, 2018. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2019 or December 31, 2018.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the years ended December 31, 2019, 2018 and 2017:

		For the Year Ended
		December 31, 2019
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Total	—	$—	$—

		For the Year Ended
		December 31, 2018
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Residential:
Single family	1	$86	$86
Total	1	$86	$86

		For the Year Ended
		December 31, 2017
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$22	$22
Total	1	$22	$22

During the twelve months ended December 31, 2018, the Company restructured one single family residential loan by granting a concession to the borrower experiencing financial difficulty by extending the maturity date.

During the twelve months ended December 31, 2017, the Company restructured one consumer installment loan by consolidating debt and reducing the interest rate.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

For the Year Ended
December 31, 2019
(in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$72
Total	1	$72

For the Year Ended
December 31, 2018
(in thousands)
	Number of Contracts	Recorded Investment
Total	—	$—

For the Year Ended
December 31, 2017
(in thousands)
	Number of Contracts	Recorded Investment
Total	—	$—

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan.

NOTE 6. Bank Premises and Equipment, Net
The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
	(in thousands)
Land	$6,644	$6,729
Buildings and improvements	18,472	18,100
Furniture and equipment	7,972	7,312
	$33,088	$32,141
Less accumulated depreciation	13,791	13,058
Bank premises and equipment, net	$19,297	$19,083
Depreciation expense on buildings and improvements was $494 thousand, $483 thousand, and $484 thousand for the years ended 2019, 2018, and 2017, respectively. Depreciation expense on furniture and equipment was $463 thousand, $442 thousand, and $462 thousand for the years ended 2019, 2018, and 2017, respectively.

NOTE 7. Deposits
The composition of deposits at December 31, 2019 and December 31, 2018 was as follows:

	December 31,
	2019	2018
	(in thousands)
Noninterest bearing demand deposits	$269,171	$251,184
Savings and interest bearing demand deposits:
NOW accounts	$102,337	$91,549
Money market accounts	154,133	140,581
Regular savings accounts	107,705	104,648
	$364,175	$336,778
Time deposits:
Balances of less than $250,000	$59,094	$62,063
Balances of $250,000 and more	79,104	53,079
	$138,198	$115,142
	$771,544	$703,104

Money market accounts include $27.0 million and $18.4 million in reciprocal deposits at December 31, 2019 and 2018, respectively. Time deposits with balances of less than $250,000 include zero and $212 thousand in reciprocal certificates of deposit at December 31, 2019 and 2018, respectively. There were no time deposits with balances of $250,000 or more in reciprocal certificates of deposit at December 31, 2019 and 2018, respectively.

The outstanding balance of time deposits at December 31, 2019 was due as follows:

December 31, 2019
(in thousands)
2020	$122,338
2021	10,698
2022	2,846
2023	1,180
2024	969
Thereafter	167
$138,198
Deposit overdrafts reclassified as loans totaled $135 thousand and $183 thousand at December 31, 2019 and 2018, respectively.

NOTE 8. Borrowings
The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased and Federal Home Loan Bank advances.
Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 15. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	(dollars in thousands)
Balance at year-end	$—	$1,871
Average balance during the year	$1,074	$964
Average interest rate during the year	2.91%	2.63%
Maximum month-end balance during the year	$10,780	$7,820
Gross lines of credit at year-end	$28,000	$28,000
Unused lines of credit at year-end	$28,000	$26,129
As of December 31, 2019, the Company also had a $5.0 million unused line of credit, in addition to the $28.0 million in federal funds lines of credit listed in the table above.
As of December 31, 2019, Company had remaining credit availability in the amount of $231.8 million with the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. The amount of the available credit is also limited to 20% of total Bank assets.
The Company had no borrowings with the FHLB at December 31, 2019 or December 31, 2018. The Company had a $45.0 million irrevocable letter of credit at December 31, 2019 with the FHLB to secure public deposits.

NOTE 9. Income Taxes
The Company files income tax returns with the United States of America,the Commonwealth of Virginia and West Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2016.
The net deferred tax asset at December 31, 2019 and 2018 consisted of the following components:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,044	$1,141
Deferred compensation	91	92
Accrued postretirement benefits	23	23
Home equity origination costs	52	51
Nonaccrual interest	51	41
Securities available for sale	—	424
Credit carryforward	—	216
Other	37	54
	$1,298	$2,042
Deferred tax liabilities:
Property and equipment	$705	$508
Securities available for sale	383	—
	$1,088	$508
Net deferred tax asset	$210	$1,534
The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.
Income tax expense for the years ended December 31, 2019, 2018 and 2017 consisted of the following components:

	December 31,
	2019	2018	2017
	(in thousands)
Current tax expense	$1,294	$1,713	$3,094
Deferred tax expense (benefit)	516	(399)	135
Deferred tax adjustment for enacted rate change	—	—	397
	$1,810	$1,314	$3,626
The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2019, 2018 and 2017.

	December 31,
	2019	2018	2017
	(in thousands)
Statutory federal corporate tax amount	$2,429	$2,166	$3,880
Tax-exempt interest (income)	(260)	(301)	(417)
Officer insurance loss (income)	15	13	(92)
Net tax credits	(379)	(605)	(165)
Corporate tax rate change	—	—	397
Other, net	5	41	23
	$1,810	$1,314	$3,626

The effective tax rates were 15.65%, 12.74%, and 31.77%, for years ended December 31, 2019, 2018, and 2017, respectively. The decrease in the 2018 effective tax rate resulted from three factors. First, the corporate income tax rate was reduced from 34% to 21%, effective January 1, 2018 as a result of the Tax Cuts and Jobs Act. The effective tax rate is also impacted by tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits. During the third quarter of 2018, one of the Company’s rehabilitation tax credit investments was finalized and the total amount of credits to be received was determined and certified. The higher 2017 effective tax rate resulted mostly from the Tax Cuts and Jobs Act that was signed into law on December 22, 2017. The Company's deferred tax assets and liabilities were adjusted at December 31, 2017, for the reduction of our applicable corporate income tax rate from 34% to 21%, effective January 1, 2018. This adjustment resulted in a write-down of our net deferred tax assets and an increase in our federal income tax expense of $397 thousand.

NOTE 10. Stock-Based Compensation

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than nine months. During 2019, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a one year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. Vesting schedules were unchanged from the two prior years. The following table presents the activity for Restricted Stock for the years ended December 31, 2019, 2018 and 2017:

	Twelve Months Ended
	December 31,
	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	16,701	$29.72	14,401	$24.68	14,901	$23.05
Granted	22,488	30.69	16,950	32.84	14,650	27.46
Vested	(18,150)	30.16	(14,609)	28.38	(14,493)	25.90
Forfeited	(2,551)	30.28	(41)	25.50	(657)	23.00
Nonvested, end of period	18,488	$30.39	16,701	$29.72	14,401	$24.68

The Company recognizes compensation expense over the vesting period based on the fair value of the Company's stock on the grant date. Compensation expense was $562 thousand, $518 thousand, and $382 thousand during December 31, 2019, 2018, and 2017, respectively. The total grant date fair value of Restricted Stock which vested was $547 thousand, $415 thousand and $375 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. The total vest date fair value of Restricted Stock which vested was $556 thousand, $473 thousand and $398 thousand for the years ended December 31, 2019, 2018 and 2017, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $162 thousand at December 31, 2019. This amount is expected to be recognized over a weighted average period of one year. The Company's policy is to recognize forfeitures as they occur.

NOTE 11. Employee Benefits
The Company has an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2019, 2018, and 2017.
The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. The Company matches 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by newly issued shares. The 401(k) plan includes a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each year, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $1.1 million in 2019, $1.0 million in 2018, and $1.0 million in 2017.
The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $30 thousand and $49 thousand at December 31, 2019 and 2018, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $21 thousand in 2019, $29 thousand in 2018, and $29 thousand in 2017. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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
As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. For the final weekly reporting period in the years ended December 31, 2019 and 2018, the amount of daily average required balances were approximately $1.7 million and $1.6 million, respectively. For both periods, these required amounts were met by vault cash and no additional amount was required to be on deposit with the Federal Reserve Bank. In addition, the Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $250 thousand at December 31, 2019 and 2018.
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

The following tables present information about the Company’s leases:

(dollars in thousands)	As of
December 31, 2019
Lease liability	$3,680
Right-of-use asset	$3,618
Weighted average remaining lease term	20 years
Weighted average discount rate	3.62%

Twelve Months Ended
Lease Cost	December 31, 2019
Operating lease cost	$261
Short-term lease cost	16
Total lease cost	$277

Cash paid for amounts included in the measurement of lease liabilities	$200

A maturity analysis of operating lease liability and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

As of
Lease payments due	December 31, 2019
Twelve months ending December 31, 2020	$215
Twelve months ending December 31, 2021	220
Twelve months ending December 31, 2022	220
Twelve months ending December 31, 2023	220
Twelve months ending December 31, 2024	220
Thereafter	4,257
Total undiscounted cash flows	$5,352
Discount	(1,672)
Lease liability	$3,680

NOTE 14. Transactions with Directors and Officers
The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $6.2 million and $5.9 million at December 31, 2019 and 2018, respectively. These balances reflect total principal additions of $4.7 million and total principal payments of $4.4 million, during 2019. The aggregate balance of deposits from directors, principal officers and their related parties was $24.3 million and $21.2 million at December 31, 2019 and 2018, respectively. Adjustments were made to prior year amounts for directors and officers that are now considered to be related parties.

NOTE 15. Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Effective January 1, 2015, the Federal Reserve issued a final rule that made technical changes to its market risk capital rules to align them with the BASEL III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The phase-in period for the final rules began January 1, 2015 with full compliance with the final rules phased in by January 1, 2019. As a part of this final rule, the Bank was required to begin calculating and disclosing Common Equity Tier 1 Capital to risk weighted assets in 2015. In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum Capital Conservation Buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the Capital Conservation Buffer was 0.625% on January 1, 2016 and has increased by 0.625% each year until it reached 2.5% on January 1, 2019. The Capital Conservation Buffer is applicable to all ratios except the leverage ratio, which is noted below as Tier 1 Capital to Average Assets. The Bank's institution specific capital conservation buffer at December 31, 2019 was 6.40%.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes the Bank met all capital adequacy requirements to which it was subject at December 31, 2019 and 2018.

At December 31, 2019, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Bank’s actual capital amounts and ratios at December 31, 2019 and 2018:

					Minimum To Be Well
			Minimum Capital		Capitalized Under Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2019:
Common Equity Tier 1 Capital to Risk
Weighted Assets
Bank of Clarke County	$90,775	13.65%	$29,931	4.50%	$43,234	6.50%
Total Capital to Risk Weighted Assets
Bank of Clarke County	$95,772	14.40%	$53,211	8.00%	$66,514	10.00%
Tier 1 Capital to Risk Weighted Assets
Bank of Clarke County	$90,775	13.65%	$39,908	6.00%	$53,211	8.00%
Tier 1 Capital to Average Assets
Bank of Clarke County	$90,775	10.61%	$34,216	4.00%	$42,770	5.00%

December 31, 2018:
Common Equity Tier 1 Capital to Risk
Weighted Assets
Bank of Clarke County	$85,763	13.99%	$27,596	4.50%	$39,861	6.50%
Total Capital to Risk Weighted Assets
Bank of Clarke County	$91,237	14.88%	$49,060	8.00%	$61,325	10.00%
Tier 1 Capital to Risk Weighted Assets
Bank of Clarke County	$85,763	13.99%	$36,795	6.00%	$49,060	8.00%
Tier 1 Capital to Average Assets
Bank of Clarke County	$85,763	10.92%	$31,424	4.00%	$39,280	5.00%

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
At December 31, 2019, the Bank’s retained earnings available for the payment of dividends to the Company was $14.7 million. Accordingly, $77.6 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2019. Funds available for loans or advances by the Bank to the Company amounted to $9.6 million at December 31, 2019.

NOTE 17. Dividend Investment Plan
The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at its fair market value on each dividend record date. During 2016, the Company amended the Plan to provide that shares of common stock purchased through the Plan would be purchased at a price equal to the market price of the shares. Prior to this date, the Plan allowed participants' dividends to purchase additional shares of common stock at 95% of its fair market value. Our board of directors determined to eliminate the discount for purchases of shares in order to reflect current best practices and market standards for dividend reinvestment plans generally and among our peers.  No other changes have been made to the operation of the dividend reinvestment features of the Plan, and current participants will remain enrolled in the Plan under their current methods of participation unless they choose to alter their enrollment.

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
At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2019	2018
	(dollar in thousands)
Commitments to extend credit	$19,939	$21,616
Unfunded commitments under lines of credit	121,609	105,902
Commercial and standby letters of credit	6,132	6,380
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
Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2019, $5.4 million of the outstanding letters of credit were collateralized.
The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2019 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $746 thousand.

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

Other Service Charges and Fees
The majority of the Company’s noninterest income is derived from short term contracts associated with services provided for other ancillary services such as ATM fees, brokerage commissions, secondary market fees and wire transfer fees. The Company’s performance obligations on revenue generated from these ancillary services are generally satisfied immediately, when the transaction occurs, or by month-end. Typically, the duration of a contract does not extend beyond the services performed. Due to the short duration of most customer contracts which generate these sources of noninterest income, no significant judgments must be made in the determination of the amount and timing of revenue recognized.

The Company earns interchange fees from credit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized no less than monthly.

Noninterest income disaggregated by major source, for the years ended December 31, 2019, 2018 and 2017, consisted of the following:

	December 31,
	2019	2018	2017
	(dollar in thousands)
Noninterest income:
Income from fiduciary activities(1):
Trust asset management fees	$1,380	$1,360	$1,238
Service charges on deposit accounts(1):
Overdrawn account fees	961	995	999
Monthly and other service charges	226	223	224
Other service charges and fees:
Interchange fees (1)	380	361	331
ATM fees (1)	2,431	2,240	2,046
Brokerage commissions (1)	1,150	831	865
Secondary market fees (1)	486	306	241
Other charges and fees (2)	446	435	395
Gain (loss) on the sale and disposal of bank premises and equipment (1)	137	(3)	(12)
(Loss) gain on sale of securities	(7)	17	(10)
Other operating income (3)	169	114	463
Total noninterest income	$7,759	$6,879	$6,780

(1) Income within the scope of Topic 606.

(2) Includes income within the scope of Topic 606 of $412 thousand, $365 thousand, and $342 thousand for the years ended December 31, 2019, 2018, and 2017, respectively. The remaining balance is outside the scope of Topic 606.

(3) Includes income within the scope of Topic 606 of $212 thousand, $153 thousand, and $190 thousand for the years ended December 31, 2019 2018, and 2017, respectively. The remaining balance is outside the scope of Topic 606.

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

NOTE 20. Quarterly Condensed Statements of Income - Unaudited
The Company’s quarterly net income, net income per common share and dividends per common share during 2019, 2018 and 2017 are summarized as follows:

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$8,593	$8,750	$9,084	$9,027
Net interest income after provision for loan losses	7,430	7,433	7,835	7,888
Noninterest income	1,844	1,878	2,219	1,818
Noninterest expenses	6,231	6,824	7,411	6,310
Income before income taxes	3,043	2,487	2,643	3,396
Net income	2,571	2,126	2,231	2,831
Net income per common share, basic	0.74	0.62	0.65	0.83
Net income per common share, diluted	0.74	0.62	0.65	0.83
Dividends per common share	0.24	0.25	0.25	0.26

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$7,475	$7,994	$8,131	$8,323
Net interest income after (recovery of) loan losses	6,844	7,518	7,286	6,983
Noninterest income	1,801	1,665	1,804	1,609
Noninterest expenses	5,630	6,166	7,310	6,089
Income before income taxes	3,015	3,017	1,780	2,503
Net income	2,539	2,521	1,860	2,081
Net income per common share, basic	0.73	0.73	0.54	0.60
Net income per common share, diluted	0.73	0.73	0.54	0.60
Dividends per common share	0.23	0.23	0.24	0.24

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$6,566	$7,004	$7,458	$7,323
Net interest income after (recovery of) loan losses	6,890	6,985	7,109	6,838
Noninterest income	1,673	1,598	1,617	1,892
Noninterest expenses	5,711	5,747	5,909	5,823
Income before income taxes	2,852	2,836	2,817	2,907
Net income	2,042	2,027	2,007	1,710
Net income per common share, basic	0.59	0.58	0.58	0.49
Net income per common share, diluted	0.59	0.58	0.58	0.49
Dividends per common share	0.22	0.22	0.22	0.22

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018:

		Fair Value Measurements at
		December 31, 2019
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$22,186	$—	$22,186	$—
Mortgage-backed securities	108,161	—	108,161	—
Obligations of states and political subdivisions	34,656	—	34,656	—
Total assets at fair value	$165,003	$—	$165,003	$—
Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

		Fair Value Measurements at
		December 31, 2018
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$21,731	$—	$21,731	$—
Mortgage-backed securities	76,483	—	76,483	—
Obligations of states and political subdivisions	46,084	—	46,084	—
Total assets at fair value	$144,298	$—	$144,298	$—
Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

The table below presents a reconciliation for all assets measured and recognized at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2019 and 2018.

Level 3 Recurring Fair Value Measurements
As of and for the Year Ended
	December 31, 2019	December 31, 2018
(in thousands)
Beginning balance	$—	$543
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	(543)
Total assets at fair value	$—	$—
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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2019 and December 31, 2018:

	Quantitative information about Level 3 Fair Value Measurements for
	December 31, 2019
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2019 and December 31, 2018:

		Carrying value at
		December 31, 2019
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,075	$—	$—	$3,075
Nonfinancial Assets:
Other real estate owned	183	—	—	183
		Carrying value at
		December 31, 2018
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,598	$—	$—	$3,598
Nonfinancial Assets:
Other real estate owned	106	—	—	106

The carrying amount and fair value of the Company’s financial instruments at December 31, 2019 and 2018 were as follows:

	Fair Value Measurements at
	December 31, 2019
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
	(in thousands)
Financial Assets:
Cash and short-term investments	$33,659	$33,659	$—	$—	$33,659
Securities	165,003	—	165,003	—	165,003
Restricted investments	1,197	—	1,197	—	1,197
Loans, net	639,787	—	—	633,476	633,476
Bank owned life insurance	398	—	398	—	398
Accrued interest receivable	2,237	—	2,237	—	2,237

Financial Liabilities:
Deposits	$771,544	$—	$772,111	$—	$772,111
Accrued interest payable	142	—	142	—	142

	Fair Value Measurements at
	December 31, 2018
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
	(in thousands)
Financial assets:
Cash and short-term investments	$18,353	$18,353	$—	$—	$18,353
Securities	144,298	—	144,298	—	144,298
Restricted investments	1,170	—	1,170	—	1,170
Loans, net	601,371	—	—	592,566	592,566
Bank owned life insurance	447	—	447	—	447
Accrued interest receivable	2,222	—	2,222	—	2,222

Financial liabilities:
Deposits	$703,104	$—	$703,323	$—	$703,323
Federal funds purchased	1,871	—	1,871	—	1,871
Accrued interest payable	101	—	101	—	101

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

Changes to accumulated other comprehensive income (loss) by components are shown in the following tables for the years ended December 31, 2019, 2018, and 2017:

	Twelve Months Ended
	December 31,
	2019			2018			2017
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$(1,597)	$44	$(1,553)	$266	$44	$310	$(63)	$39	$(24)
Other comprehensive income (loss) before reclassifications	3,835	—	3,835	(2,341)	—	(2,341)	422	4	426
Reclassifications from other comprehensive income (loss)	7	—	7	(17)	—	(17)	10	(7)	3
Reclassification of stranded tax effects from change in tax rate	—	—	—	—	—	—	44	7	51
Tax effect of current period changes	(807)	—	(807)	495	—	495	(147)	1	(146)
Current period changes net of taxes	3,035	—	3,035	(1,863)	—	(1,863)	329	5	334
December 31	$1,438	$44	$1,482	$(1,597)	$44	$(1,553)	$266	$44	$310

For the years ended December 31, 2019, 2018, and 2017, $(7) thousand, $17 thousand, and $(10) thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as (Loss) gain on sale of securities in the Consolidated Statement of Income. The tax (benefit) expense related to these reclassifications was $(1) thousand, $4 thousand, and $(4) thousand for the years ended December 31, 2019, 2018, and 2017, respectively. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

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

NOTE 23. Condensed Financial Information – Parent Company Only
EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Balance Sheets
December 31, 2019 and 2018
(dollars in thousands)

	2019	2018
Assets
Cash held in subsidiary bank	$989	$402
Loans, net of allowance	2,939	2,896
Investment in subsidiaries, at cost, plus undistributed net income	92,257	84,210
Other assets	141	91
Total assets	$96,326	$87,599

Liabilities and Shareholders’ Equity
Total liabilities	$—	$—

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,529	8,573
Surplus	11,406	11,992
Retained earnings	74,909	68,587
Accumulated other comprehensive income (loss)	1,482	(1,553)
Total shareholders’ equity	$96,326	$87,599
Total liabilities and shareholders’ equity	$96,326	$87,599

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Income
Years Ended December 31, 2019, 2018, and 2017
(dollars in thousands)

	2019	2018	2017
Income
Dividends from subsidiary bank	$5,000	$3,500	$3,800
Interest and fees on loans	134	115	106
Total income	$5,134	$3,615	$3,906

Expenses
Other operating expenses	$457	$272	$255
Total expenses	$457	$272	$255
Income before income tax (benefit) and equity in undistributed earnings of subsidiary bank	$4,677	$3,343	$3,651

Income Tax (Benefit)	(70)	(45)	(58)
Income before equity in undistributed earnings of subsidiary bank	$4,747	$3,388	$3,709

Equity in Undistributed Net Income of Subsidiary Bank	5,012	5,613	4,077
Net income	$9,759	$9,001	$7,786
Comprehensive income	$12,794	$7,138	$8,069

EAGLE FINANCIAL SERVICES , INC.
(Parent Company Only)
Statements of Cash Flows
Years Ended December 31, 2019, 2018, and 2017
(dollars in thousands)

	2019	2018	2017
Cash Flows from Operating Activities
Net Income	$9,759	$9,001	$7,786
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (Recovery of) loan losses	—	2	(2)
Stock-based compensation expense	562	518	382
Undistributed earnings of subsidiary bank	(5,012)	(5,613)	(4,077)
Changes in assets and liabilities:
(Increase) decrease in other assets	(50)	15	(62)
Net cash provided by operating activities	$5,259	$3,923	$4,027

Cash Flows from Investing Activities
Net (increase) decrease in loans	$(43)	$(73)	$58
Net cash (used in) provided by investing activities	$(43)	$(73)	$58

Cash Flows from Financing Activities
Cash dividends paid	$(2,996)	$(2,776)	$(2,652)
Issuance of common stock, employee benefit plan	138	163	166
Retirement of common stock	(1,771)	(1,261)	(1,564)
Net cash (used in) financing activities	$(4,629)	$(3,874)	$(4,050)
Increase (decrease) in cash	$587	$(24)	$35

Cash
Beginning	$402	$426	$391
Ending	$989	$402	$426

NOTE 24. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the twelve months ended December 31, 2019 and 2018:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Balance, beginning	$106	$106
Net loans transferred to OREO	1,151	2,799
Gain on foreclosure	192	—
Sales	(1,266)	(2,799)
Valuation adjustments	—	—
Balance, ending	$183	$106

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2019 and 2018 were as follows:

	As of
	December 31, 2019	December 31, 2018
	(in thousands)
Construction and Farmland	$—	$106
Residential Real Estate	183	—
Commercial Real Estate	—	—
Subtotal	$183	$106
Less valuation allowance	—	—
Total	$183	$106

There were two consumer mortgage loans totaling $334 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2019. There was one consumer mortgage loan totaling $71 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2018.

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

At December 31, 2019 and 2018, the balance of the investment for qualified affordable housing projects was $3.0 million and $3.3 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $798 thousand and $1.9 million at December 31, 2019 and 2018. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the twelve months ended December 31, 2019 and 2018, the Company recognized amortization expense of $229 thousand and $196 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2019 are $379 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during 2019 and 2018 were $415 thousand and $324 thousand, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2019, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.
Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Yount, Hyde& Barbour, P.C., the independent registered public accounting firm which also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour's attestation report on the Company's internal control over financial reporting is included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance
The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders to be held May 19, 2020.

Item 11. Executive Compensation
The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders to be held May 19, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders to be held May 19, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders to be held May 19, 2020.

Item 14. Principal Accounting Fees and Services
The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2020 Annual Meeting of Shareholders to be held May 19, 2020.

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

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, Registration No. 33-43681).

4.1	Description of Securities

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of Brandon C. Lorey.*

10.3	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.4
Eagle Financial Services, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2014, filed on April 21, 2014).

10.5	Amended and Restated Employment Agreement of John E. Hudson. *

10.6	Amended and Restated Employment Agreement of Kaley P. Crosen.*

10.7	Amended and Restated Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2020).*

10.8	Eagle Financial Services, Inc. Dividend Investment Plan (incorporated herein by reference to to the Company’s Registration Statement on Form S-3, File No. 333-209460, filed on February 10, 2016).*

10.9	Amended and Restated Employment Agreement of Carl A. Esterhay.*

10.10	Amended and Restated Employment Agreement of Joseph T. Zmitrovich.*

10.11
Separation Agreement and Release, dated October 29, 2019, of James W. McCarty, Jr. (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019).

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

101
The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

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
Brandon C. Lorey
President and Chief Executive Officer
Date: March 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2020.

Signature	Title

/s/ BRANDON C. LOREY	President, Chief Executive Officer, and Director (principal executive officer)
Brandon C. Lorey

/s/ KATHLEEN J. CHAPPELL	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Kathleen J. Chappell

/s/ THOMAS T. GILPIN	Chairman of the Board and Director
Thomas T. Gilpin

/s/ ROBERT W. SMALLEY, JR.	Vice Chairman of the Board and Director
Robert W. Smalley, Jr.

/s/ DEBORAH E. ADDO	Director
Deborah E. Addo

/s/ THOMAS T. BYRD	Director
Thomas T. Byrd

/s/ CARY R. CLAYTOR	Director
Cary R. Claytor

/s/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/s/ SCOTT HAMBERGER	Director
Scott Hamberger

/s/ JOHN R. MILLESON	Director
John R. Milleson

/s/ DOUGLAS C. RINKER	Director
Douglas C. Rinker

/s/ ROBERT E. SEVILA	Director
Robert E. Sevila

/s/ JOHN D. STOKELY, JR.	Director
John D. Stokely, Jr.

/s/ RANDALL G. VINSON	Director
Randall G. Vinson

/s/ JAMES R. WILKINS, JR	Director
James R. Wilkins, Jr.