Form 10-Q
period 2020-03-31
EAGLE FINANCIAL SERVICES INC
filed 2020-05-11
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 4, 2020 was 3,409,688.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$10,515	$10,920
Interest-bearing deposits with other institutions	12,242	22,487
Federal funds sold	288	252
Total cash and cash equivalents	23,045	33,659
Securities available for sale, at fair value	156,391	165,003
Restricted investments	1,268	1,197
Loans	674,032	644,760
Allowance for loan losses	(5,387)	(4,973)
Net Loans	668,645	639,787
Bank premises and equipment, net	19,179	19,297
Other real estate owned, net of allowance	442	183
Other assets	29,907	18,194
Total assets	$898,877	$877,320
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$271,508	$269,171
Savings and interest bearing demand deposits	377,677	364,175
Time deposits	140,814	138,198
Total deposits	$789,999	$771,544
Other liabilities	9,079	9,450
Total liabilities	$799,078	$780,994

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2020, 3,406,927 including 20,480 shares of unvested restricted stock; issued and outstanding 2019, 3,430,103 including 18,488 shares of unvested restricted stock	8,466	8,529
Surplus	10,578	11,406
Retained earnings	76,457	74,909
Accumulated other comprehensive income	4,298	1,482
Total shareholders’ equity	$99,799	$96,326
Total liabilities and shareholders’ equity	$898,877	$877,320
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Interest and Dividend Income
Interest and fees on loans	$7,939	$7,518
Interest and dividends on investment securities:
Taxable interest income	895	785
Interest income exempt from federal income taxes	167	242
Dividends	19	16
Interest on deposits with other institutions	86	31
Interest on federal funds sold	1	1
Total interest and dividend income	$9,107	$8,593
Interest Expense
Interest on deposits	$1,102	$944
Interest on federal funds purchased	—	25
Total interest expense	$1,102	$969
Net interest income	$8,005	$7,624
(Recovery of) Provision for Loan Losses	(97)	194
Net interest income after (recovery of) provision for loan losses	$8,102	$7,430
Noninterest Income
Income from fiduciary activities	$297	$282
Service charges on deposit accounts	284	285
Other service charges and fees	1,104	1,071
(Loss) on sale of securities	—	(3)
Gain on disposal of bank premises and equipment	—	120
Other operating income	5	89
Total noninterest income	$1,690	$1,844
Noninterest Expenses
Salaries and employee benefits	$4,088	$3,542
Occupancy expenses	395	428
Equipment expenses	232	202
Advertising and marketing expenses	205	218
Stationery and supplies	32	29
ATM network fees	242	230
Other real estate owned expense	2	—
(Gain) on other real estate owned	(132)	—
FDIC assessment	—	53
Computer software expense	120	110
Bank franchise tax	174	146
Professional fees	354	385
Data processing fees	481	240
Other operating expenses	682	648
Total noninterest expenses	$6,875	$6,231
Income before income taxes	$2,917	$3,043
Income Tax Expense	476	472
Net income	$2,441	$2,571
Earnings Per Share
Net income per common share, basic	$0.71	$0.74
Net income per common share, diluted	$0.71	$0.74
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$2,441	$2,571
Other comprehensive income:
Unrealized gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of $749 and $450 for the three months ended, respectively	2,816	1,690
Total other comprehensive income	$2,816	$1,690
Total comprehensive income	$5,257	$4,261
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$8,573	$11,992	$68,587	$(1,553)	$87,599
Net income			2,571		2,571
Other comprehensive income				1,690	1,690
Vesting of restricted stock awards, stock incentive plan (10,000 shares)	25	(25)			—
Stock-based compensation expense		86			86
Issuance of common stock, dividend investment plan (3,685 shares)	9	107			116
Repurchase and retirement of common stock (1,500 shares)	(3)	(44)			(47)
Dividends declared ($0.24 per share)			(830)		(830)
Balance, March 31, 2019	$8,604	$12,116	$70,328	$137	$91,185

Balance, December 31, 2019	$8,529	$11,406	$74,909	$1,482	96,326
Net income			2,441		2,441
Other comprehensive income				2,816	2,816
Vesting of restricted stock awards, stock incentive plan (9,933 shares)	25	(25)			—
Stock-based compensation expense		114			114
Issuance of common stock, dividend investment plan (3,514 shares)	9	102			111
Repurchase and retirement of common stock (38,614 shares)	(97)	(1,019)			(1,116)
Dividends declared ($0.26 per share)			(893)		(893)
Balance, March 31, 2020	$8,466	$10,578	$76,457	$4,298	$99,799
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$2,441	$2,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	258	231
Amortization of other assets	103	58
(Recovery of) provision for loan losses	(97)	194
(Gain) on other real estate owned	(132)	—
(Gain) on the sale and disposal of premises and equipment	—	(120)
Loss on the sale of securities	—	3
Stock-based compensation expense	114	86
Premium amortization on securities, net	145	99
Changes in assets and liabilities:
(Increase) in other assets	(16)	(47)
(Decrease) in other liabilities	(919)	(1,050)
Net cash provided by operating activities	$1,897	$2,025
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$12,032	$2,431
Proceeds from the sale of securities available for sale	—	3,818
Purchases of securities available for sale	—	(3,888)
Purchases of restricted investments	(71)	—
Purchases of bank-owned life insurance	(12,000)	—
Purchases of bank premises and equipment	(140)	(494)
Proceeds from the sale of other real estate owned	183	—
Proceeds from the sale of bank premises and equipment	—	258
Net (increase) in loans	(29,071)	(12,346)
Net cash (used in) investing activities	$(29,067)	$(10,221)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$15,839	$3,714
Net increase in time deposits	2,616	621
Net (decrease)in federal funds purchased	—	(1,516)
Repurchase and retirement of common stock	(1,116)	(47)
Cash dividends paid	(783)	(714)
Net cash provided by financing activities	$16,556	$2,058

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
(continued)

	Three Months Ended
	March 31,
	2020	2019
(Decrease) in cash and cash equivalents	$(10,614)	$(6,138)
Cash and Cash Equivalents
Beginning	33,659	18,353
Ending	$23,045	$12,215
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,109	$954
Income taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$3,565	$2,140
Other real estate and repossessed assets acquired in settlement of loans	$310	$—
Issuance of common stock, dividend investment plan	$110	$116
Lease liabilities arising from right-of-use assets	$549	$3,751
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2020
NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2020 and December 31, 2019, the results of operations and the changes in stockholders' equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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

Risks and Uncertainties
The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operations in March and will likely adversely affect our operations in subsequent quarters, although such effects may vary significantly. The duration and extent of the effects over longer terms cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic will most likely affect the future earnings, cash flows and financial condition of the Company. These uncertainties primarily include the nature and duration of the financial effects felt by our customers and the ability of those customers to fulfill their financial obligations to the Company, the Company’s ability to generate demand for non-loan related products and services, as well as the potential decline of real estate values resulting from market disruption which may impair the recorded values of collateral-dependent loans and other real estate owned. Further, these factors, in addition to those present in local economies throughout the U.S. may necessitate impairment charges for our non-agency debt securities. Accordingly, estimates used in the preparation of our financial statements may be subject to significant adjustments in future periods. The greater the duration and severity of the pandemic the more likely that estimates will be materially impacted by its effects.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of March 31, 2020, there was $251 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	18,488	$30.39	16,701	$29.72
Granted	11,925	31.05	11,450	30.51
Vested	(9,933)	30.13	(10,000)	29.30
Forfeited	—	—	—	—
Nonvested, end of period	20,480	30.90	18,151	30.40

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2020 and 2019. During 2020 and 2019, there were no potentially dilutive securities outstanding.

	Three Months Ended
	March 31,
	2020	2019
Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	3,437,085	3,458,213

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2020
	(in thousands)
Obligations of U.S. government corporations and agencies	$17,051	$1,348	$—	$18,399
Mortgage-backed securities	102,500	3,580	—	106,080
Obligations of states and political subdivisions	31,453	520	(61)	31,912
	$151,004	$5,448	$(61)	$156,391
	December 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,917	$363	$(94)	$22,186
Mortgage-backed securities	107,410	966	(215)	108,161
Obligations of states and political subdivisions	33,854	858	(56)	34,656
	$163,181	$2,187	$(365)	$165,003

During the three months ended March 31, 2020, the Company sold no available for sale securities recognizing no gains or losses. During the three months ended March 31, 2019, the Company sold $3.8 million of available for sale securities for gross gains of $6 thousand and $9 thousand in gross losses.
The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2020 and December 31, 2019 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2020
	(in thousands)
Obligations of states and political subdivisions	$4,874	$61	$—	$—	$4,874	$61
	$4,874	$61	$—	$—	$4,874	$61
	December 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$5,466	$91	$1,997	$3	$7,463	$94
Mortgage-backed securities	19,509	176	5,271	39	24,780	215
Obligations of states and political subdivisions	3,127	49	923	7	4,050	56
	$28,102	$316	$8,191	$49	$36,293	$365

Gross unrealized losses on available for sale securities included eleven (11) and twenty-eight (28) debt securities at March 31, 2020 and December 31, 2019, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2020 and December 31, 2019 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements.

Securities having a carrying value of $2.9 million at March 31, 2020 were pledged as security for public deposits.

The composition of restricted investments at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	784	713
Community Bankers’ Bank Stock	140	140
	$1,268	$1,197

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at March 31, 2020 and December 31, 2019 was as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$35,755	$42,561
Secured by farmland	16,326	13,917
Secured by 1-4 family residential properties	225,839	219,580
Multifamily	13,884	14,415
Commercial	301,799	286,600
Commercial and industrial loans	53,611	46,543
Consumer installment loans	13,923	9,541
All other loans	11,810	12,050
Total loans	$672,947	$645,207
Net deferred loan costs (fees)	1,085	(447)
Allowance for loan losses	(5,387)	(4,973)
Net Loans	$668,645	$639,787

Changes in the allowance for loan losses for the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
		(in thousands)
Balance, beginning	$4,973	$5,456	$5,456
(Recovery of) provision for loan losses	(97)	629	194
Recoveries added to the allowance	578	201	45
Loan losses charged to the allowance	(67)	(1,313)	(10)
Balance, ending	$5,387	$4,973	$5,685

Nonaccrual and past due loans by class at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$16	$—	$—	$16	$53,595	$53,611	$—	$—
Commercial Real Estate:
Owner Occupied	594	1,495	—	2,089	151,495	153,584	—	212
Non-owner occupied	3,038	—	—	3,038	145,177	148,215	—	248
Construction and Farmland:
Residential	—	—	—	—	7,838	7,838	—	—
Commercial	2,411	—	187	2,598	41,645	44,243	—	187
Consumer:
Installment	74	—	—	74	13,849	13,923	—	8
Residential:
Equity Lines	—	149	—	149	32,232	32,381	—	58
Single family	924	578	393	1,895	191,563	193,458	—	984
Multifamily	—	—	—	—	13,884	13,884	—	—
All Other Loans	—	—	—	—	11,810	11,810	—	—
Total	$7,057	$2,222	$580	$9,859	$663,088	$672,947	$—	$1,697

	December 31, 2019
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$47	$—	$32	$79	$46,464	$46,543	$—	$32
Commercial Real Estate:
Owner Occupied	1,078	—	—	1,078	147,879	148,957	—	320
Non-owner occupied	—	—	—	—	137,643	137,643	—	329
Construction and Farmland:
Residential	—	—	—	—	7,867	7,867	—	—
Commercial	—	—	187	187	48,424	48,611	—	187
Consumer:
Installment	55	6	—	61	9,480	9,541	—	8
Residential:
Equity Lines	121	—	—	121	33,127	33,248	—	65
Single family	471	541	1,251	2,263	184,069	186,332	—	1,244
Multifamily	—	—	—	—	14,415	14,415	—	—
All Other Loans	—	—	—	—	12,050	12,050	—	—
Total	$1,772	$547	$1,470	$3,789	$641,418	$645,207	$—	$2,185

Allowance for loan losses by segment at March 31, 2020 and December 31, 2019 were as follows:

	As of and for the Three Months Ended
	March 31, 2020
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Charge-Offs	—	—	—	(49)	(6)	(12)	—	(67)
Recoveries	2	52	40	472	10	2	—	578
Provision for (recovery of) loan losses	(11)	92	201	(417)	28	10	—	(97)
Ending balance	$437	$1,745	$2,232	$571	$86	$120	$196	$5,387
Ending balance: Individually evaluated for impairment	$100	$39	$142	$—	$—	$—	$—	$281
Ending balance: collectively evaluated for impairment	$337	$1,706	$2,090	$571	$86	$120	$196	$5,106
Loans:
Ending balance	$52,081	$239,723	$301,799	$53,611	$13,923	$11,810	$—	$672,947
Ending balance individually evaluated for impairment	$230	$3,020	$2,855	$186	$8	$—	$—	$6,299
Ending balance collectively evaluated for impairment	$51,851	$236,703	$298,944	$53,425	$13,915	$11,810	$—	$666,648

	As of and for the Twelve Months Ended
	December 31, 2019
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Charge-Offs	—	(406)	—	(850)	(5)	(52)	—	(1,313)
Recoveries	8	72	20	52	26	23	—	201
Provision for (recovery of) loan losses	(145)	147	(17)	444	(20)	52	168	629
Ending balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Ending balance: Individually evaluated for impairment	$100	$51	$149	$—	$—	$—	$—	$300
Ending balance: collectively evaluated for impairment	$346	$1,550	$1,842	$565	$54	$120	$196	$4,673
Loans:
Ending balance	$56,478	$233,995	$286,600	$46,543	$9,541	$12,050	$—	$645,207
Ending balance individually evaluated for impairment	$433	$3,681	$3,053	$228	$8	$—	$—	$7,403
Ending balance collectively evaluated for impairment	$56,045	$230,314	$283,547	$46,315	$9,533	$12,050	$—	$637,804

Impaired loans by class as of and for the periods ended March 31, 2020 and December 31, 2019 were as follows:

	As of and for the Three Months Ended
	March 31, 2020
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$313	$186	$—	$198	$4
Commercial Real Estate:
Owner Occupied	260	247	—	252	1
Non-owner occupied	331	248	—	277	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	51	43	—	44	1
Consumer:
Installment	8	8	—	8	—
Residential:
Equity lines	276	57	—	58	—
Single family	2,568	2,170	—	2,447	15
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,807	$2,959	$—	$3,284	$21
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	2,360	2,364	142	2,368	28
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	187	187	100	187	—
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	—	—	—	—	—
Single family	874	817	39	820	9
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,421	$3,368	$281	$3,375	$37
Total:
Commercial	$313	$186	$—	$198	$4
Commercial Real Estate	2,951	2,859	142	2,897	29
Construction and Farmland	238	230	100	231	1
Consumer	8	8	—	8	—
Residential	3,718	3,044	39	3,325	24
Other	—	—	—	—	—
Total	$7,228	$6,327	$281	$6,659	$58

(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $28 thousand at March 31, 2020.

	As of and for the Twelve Months End
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

(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $17 thousand at December 31, 2019.
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

Credit quality information by class at March 31, 2020 and December 31, 2019 was as follows:

	As of
	March 31, 2020
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$49,524	$3,875	$201	$11	$—	$—	$53,611
Commercial Real Estate:
Owner Occupied	118,346	26,353	8,638	247	—	—	153,584
Non-owner occupied	102,378	33,908	10,085	1,844	—	—	148,215
Construction and Farmland:
Residential	5,362	2,476	—	—	—	—	7,838
Commercial	18,612	20,127	5,213	291	—	—	44,243
Residential:
Equity Lines	31,987	336	—	41	17	—	32,381
Single family	167,032	17,829	6,397	2,065	135	—	193,458
Multifamily	8,001	1,917	3,966	—	—	—	13,884
All other loans	11,734	30	46	—	—	—	11,810
Total	$512,976	$106,851	$34,546	$4,499	$152	$—	$659,024

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$13,849	$74

	As of
	December 31, 2019
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$42,578	$3,815	$105	$45	$—	$—	$46,543
Commercial Real Estate:
Owner Occupied	103,958	38,989	5,654	356	—	—	148,957
Non-owner occupied	103,909	25,939	5,866	1,929	—	—	137,643
Construction and Farm land:
Residential	5,094	2,773	—	—	—	—	7,867
Commercial	17,018	30,661	437	495	—	—	48,611
Residential:
Equity Lines	32,295	889	—	42	22	—	33,248
Single family	162,195	19,427	2,347	2,225	138	—	186,332
Multifamily	11,714	1,337	998	366	—	—	14,415
All other loans	11,963	40	47	—	—	—	12,050
Total	$490,724	$123,870	$15,454	$5,458	$160	$—	$635,666

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$9,480	$61

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

There were seventeen (17) TDR loans totaling $2.7 million at March 31, 2020. At December 31, 2019, there were eighteen (18) TDR loans totaling $3.0 million. Three loans, totaling $155 thousand, were in nonaccrual status at March 31, 2020. Four loans, totaling $401 thousand, were in nonaccrual status at December 31, 2019. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2020 or December 31, 2019.

During the three months ended March 31, 2020 and 2019, the Company classified no additional loans as troubled debt restructurings. As of March 31, 2020, the Company had executed principal and/or interest deferrals on outstanding loan balances of $52.9 million during the first quarter of 2020. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019. As such, they were not considered troubled debt restructurings based on the relief provisions of the CARES Act and recent interagency regulatory guidance. In the period subsequent to March 31, 2020 and through April 30, 2020, the Company executed additional deferrals of principal and/or interest on outstanding loan balances of $44.1 million.

There were no payment defaults during the three months ended March 31, 2020 for TDRs that were restructured within the preceding twelve month period. Payment defaults for the three months ended March 31, 2019 are detailed in the table below.

	Three Months Ended
	March 31, 2019
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Single family	1	$79
Total	1	$79
Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve month period subsequent to the modification.

NOTE  7. Deposits

The composition of deposits at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Noninterest bearing demand deposits	$271,508	$269,171
Savings and interest bearing demand deposits:
NOW accounts	$95,361	$102,337
Money market accounts	170,566	154,133
Regular savings accounts	111,750	107,705
	$377,677	$364,175
Time deposits:
Balances of less than $250,000	$59,087	$59,094
Balances of $250,000 and more	81,727	79,104
	$140,814	$138,198
	$789,999	$771,544

NOTE 8. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842. The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases. As stated in the Company’s 2019 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $3.8 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. During the first quarter of 2020, the Company entered into a long-term lease agreement for a loan production office in Tysons Corner, Virigina. This resulted in the initial recognition of a right-of-use asset and lease liability of $549 thousand, also reflected in other assets and other liabilities.

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

The Company’s two long-term lease agreements are classified as an operating leases. These leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for a residual value guarantee and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(dollars in thousands)	As of
	March 31, 2020	December 31, 2019
Lease liability	$4,195	$3,680
Right-of-use asset	$4,127	$3,618
Weighted average remaining lease term	18 years	20 years
Weighted average discount rate	3.34%	3.62%

	Three Months Ended
Lease Cost	March 31, 2020	March 31, 2019
Operating lease cost	$74	$65
Short-term lease cost	4	4
Total lease cost	$78	$69

Cash paid for amounts included in the measurement of lease liabilities	$58	$50

A maturity analysis of operating lease liability and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

As of
Lease payments due	March 31, 2020
Nine months ending December 31, 2020	$238
Twelve months ending December 31, 2021	320
Twelve months ending December 31, 2022	323
Twelve months ending December 31, 2023	325
Twelve months ending December 31, 2024	328
Twelve months ending December 31, 2025	311
Thereafter	4,020
Total undiscounted cash flows	$5,865
Discount	(1,670)
Lease liability	$4,195

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

		Fair Value Measurements at
		March 31, 2020
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$18,399	$—	$18,399	$—
Mortgage-backed securities	106,080	—	106,080	—
Obligations of states and political subdivisions	31,912	—	31,912	—
Total assets at fair value	$156,391	$—	$156,391	$—

		Fair Value Measurements at
		December 31, 2019
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$22,186	$—	$22,186	$—
Mortgage-backed securities	108,161	—	108,161	—
Obligations of states and political subdivisions	34,656	—	34,656	—
Total assets at fair value	$165,003	$—	$165,003	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

	Quantitative information about Level 3 Fair Value Measurements for
	March 31, 2020
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

	December 31, 2019
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

(1) Unobservable inputs were weighted by the relative fair values of the instruments.

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

		Fair Value at
		March 31, 2020
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,078	$—	$—	$3,078
Nonfinancial Assets:
Other real estate owned	442	—	—	442
		Fair Value at
		December 31, 2019
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,075	$—	$—	$3,075
Nonfinancial Assets:
Other real estate owned	183	—	—	183

The carrying value and fair value of the Company’s financial instruments at March 31, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements at
	March 31, 2020
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)	March 31, 2020
	(in thousands)
Financial Assets:
Cash and short-term investments	$23,045	$23,045	$—	$—	$23,045
Securities	156,391	—	156,391	—	156,391
Restricted Investments	1,268	—	1,268	—	1,268
Loans, net	668,645	—	—	662,236	662,236
Bank owned life insurance	12,398	—	12,398	—	12,398
Accrued interest receivable	2,187	—	2,187	—	2,187

Financial Liabilities:
Deposits	$789,999	$—	$790,577	$—	$790,577
Accrued interest payable	135	—	135	—	135

	Fair Value Measurements at
	December 31, 2019
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
	(in thousands)
Financial assets:
Cash and short-term investments	$33,659	$33,659	$—	$—	$33,659
Securities	165,003	—	165,003	—	165,003
Restricted Investments	1,197	—	1,197	—	1,197
Loans, net	639,787	—	—	633,476	633,476
Bank owned life insurance	398	—	398	—	398
Accrued interest receivable	2,237	—	237	—	237

Financial liabilities:
Deposits	$771,544	$—	$772,111	$—	$772,111
Accrued interest payable	142	—	142	—	142

NOTE 10. Change in Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes unrealized gains and losses on available for sale securities and changes in benefit obligations and plan assets for the post retirement benefit plan. Changes to accumulated other comprehensive income are presented net of their tax effect as a component of equity. Reclassifications out of accumulated other comprehensive income are recorded in the Consolidated Statements of Income either as a gain or loss.

Changes to accumulated other comprehensive income by component are shown in the following tables for the periods indicated:

	Three Months Ended
	March 31,
	2020			2019
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$1,438	$44	$1,482	$(1,597)	$44	$(1,553)
Other comprehensive income before reclassifications	3,565	—	3,565	2,137	—	2,137
Reclassifications	—	—	—	3	—	3
Tax effect of current period changes	(749)	—	(749)	(450)	—	(450)
Current period changes net of taxes	2,816	—	2,816	1,690	—	1,690
March 31	$4,254	$44	$4,298	$93	$44	$137

For the three months ended March 31, 2020 and 2019, zero and $(3) thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as (loss) on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was zero and $1 thousand for the three months ended March 31, 2020 and 2019, respectively. The tax related to reclassifications is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
	(in thousands)
Balance, beginning	$183	$106	$106
Transfers from loans	310	1,151	—
Gain on foreclosure	132	192	397
Sales	(183)	(1,266)	—
Valuation adjustments	—	—	—
Balance, ending	$442	$183	$503

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2020 and December 31, 2019 were as follows:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Construction and Farmland	$—	$—
Residential Real Estate	—	183
Commercial Real Estate	442	—
Subtotal	$442	$183
Less valuation allowance	—	—
Total	$442	$183

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at March 31, 2020. There were two consumer mortgage loans totaling $334 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2019.

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

At March 31, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $2.98 million and $3.0 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $766 thousand and $798 thousand at March 31, 2020 and December 31, 2019, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the three months ended March 31, 2020 and 2019, the Company recognized amortization expense of $57 thousand. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2020 are $329 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended March 31, 2020 and 2019, were $89 thousand and $95 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is working to identify loans that are directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loans.

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million but less than $700 million in public float at the end of the Company’s most recent second quarter.  The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects that, under this revised definition, it will no longer be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change back to an “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have an impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2019 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At March 31, 2020, the Company had total assets of $898.9 million, net loans of $668.6 million, total deposits of $790.0 million, and shareholders’ equity of $99.8 million. The Company’s net income was $2.4 million for the three months ended March 31, 2020.
COVID-19 and Related Response

The COVID-19 crisis has changed our communities, both in the way we live and the way we do business. While circumstances continue to change at a rapid pace, the Company is steadfastly working to meet and exceed the needs of its customers, employees and the communities in which it does business. The Company, while considered an essential business, has implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies are closed and the Company is utilizing drive through windows to handle banking needs. Branches are also available by appointment only with limited in person contact for banking needs that cannot be completed through the drive through windows. Our customers also continue to conduct their business via automated teller machines, online banking and our call center. Over 50% of our employees are currently working from home. In efforts to assist local businesses during this pandemic, the Company has approved 542 Small Business Association Paycheck Protection Program ("SBA PPP") loans, totaling $73.0 million as of April 23, 2020 with over 91% ($67 million) already in the hands of our community’s small businesses. In addition to local small businesses, the Company is also working with its consumer and commercial customers through its loan deferral program whereby customers experiencing hardships due to COVID-19 may be granted a deferral in loan payments for up to 90 days. As of April 30, 2020, the Company has approved 154 deferrals with loan balances totaling approximately $97.0 million for its customers experiencing hardships related to COVID-19.

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

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	the successful management of interest rate risk;

•	risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	changes in general economic and business conditions in the market area;

•	reliance on the management team, including the ability to attract and retain key personnel;

•	changes in interest rates and interest rate policies;

•	maintaining capital levels adequate to support growth;

•	maintaining cost controls and asset qualities as new branches are opened or acquired;

•	demand, development and acceptance of new products and services;

•	problems with technology utilized by the Bank;

•	changing trends in customer profiles and behavior;

•	changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; and

•	other factors described in Item 1A., “Risk Factors,” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2020 was $2.4 million, a decrease of 5.1% or $130 thousand when compared to the same period in 2019. Earnings per share, basic and diluted were $0.71 and $0.74 for the three months ended March 31, 2020 and 2019, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2020 and 2019 was 1.18% and 1.32%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2020 and 2019 was 10.66% and 11.74%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $8.0 million and $7.6 million for the three months ended March 31, 2020 and 2019, respectively, which represents an increase of $381 thousand or 5.00%. The increase in net interest income was driven by an increase in the average balance of the loan portfolio partially offset by a decline in the interest rate environment. Average interest earning assets increased $86.1 million when comparing the three months ended March 31, 2019 to the three months ended March 31, 2020 while the average yield on earning assets decreased by 28 basis points over that same period.

Total interest income was $9.1 million and $8.6 million for the three months ended March 31, 2020 and 2019, respectively, which represents an increase of $514 thousand or 5.98%. The increase in interest income was driven by an increase in the average balance of the loan portfolio partially offset by the overall decrease in the interest rate environment during the reported time periods. Total interest expense was $1.1 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, which represents an increase of $133 thousand or 13.73%. The increase in interest expense is attributable to the increase in interest-bearing deposit balances.

The net interest margin was 3.86% and 4.14% for the three months ended March 31, 2020 and 2019, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2020 and 2019.

Net interest income and net interest margin may experience some continued pressure as rates are expected to stay near zero.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	March 31, 2020			March 31, 2019
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$137,858	$914	2.67%	$108,519	$801	2.99%
Tax-Exempt (1)	23,904	211	3.55%	35,554	306	3.49%
Total Securities	$161,762	$1,125	2.80%	$144,073	$1,107	3.12%
Loans:
Taxable	645,380	7,850	4.89%	593,870	7,411	5.06%
Non-accrual	2,049	—	—%	2,322	—	—%
Tax-Exempt (1)	10,246	113	4.40%	12,141	135	4.51%
Total Loans	$657,675	$7,963	4.87%	$608,333	$7,546	5.03%
Federal funds sold	240	1	1.25%	84	1	2.41%
Interest-bearing deposits in other banks	23,520	86	1.47%	4,849	31	2.59%
Total earning assets (2)	$841,148	$9,175	4.39%	$755,017	$8,685	4.67%
Allowance for loan losses	(5,422)			(5,545)
Total non-earning assets	52,804			46,534
Total assets	$888,530			$796,006

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$100,540	$124	0.50%	$87,579	$111	0.52%
Money market accounts	164,478	342	0.84%	140,737	323	0.93%
Savings accounts	109,116	44	0.16%	103,806	52	0.20%
Time deposits:
$250,000 and more	77,181	371	1.93%	51,768	258	2.02%
Less than $250,000	62,217	221	1.43%	63,727	200	1.27%
Total interest-bearing deposits	$513,532	$1,102	0.86%	$447,617	$944	0.86%
Federal funds purchased	1	—	0.80%	3,486	25	2.97%
Total interest-bearing liabilities	$513,533	$1,102	0.86%	$451,103	$969	0.87%
Noninterest-bearing liabilities:
Demand deposits	267,560			248,699
Other Liabilities	9,485			7,384
Total liabilities	$790,578			$707,186
Shareholders’ equity	97,952			88,820
Total liabilities and shareholders’ equity	$888,530			$796,006
Net interest income		$8,073			$7,716
Net interest spread			3.53%			3.80%
Interest expense as a percent of average earning assets			0.53%			0.52%
Net interest margin			3.86%			4.14%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$7,939	$7,518
Interest Income - Securities and Other Interest-Earnings Assets	1,168	1,075
Interest Expense - Deposits	1,102	944
Interest Expense - Other Borrowings	—	25
Total Net Interest Income	$8,005	$7,624
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$24	$28
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	44	64
Total Tax Benefit on Tax-Exempt Interest Income	$68	$92
Tax-Equivalent Net Interest Income	$8,073	$7,716
(1) Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets decreased from 4.67% to 4.39% for the three months ended March 31, 2019 and 2020, respectively. For the same time period, the tax-equivalent yield on securities decreased 32 basis points. The tax equivalent yield on loans decreased 16 basis points from 5.03% for the three months ended March 31, 2019 to 4.87% for the same time period in 2020. The decrease in the tax-equivalent yield on earning assets for the three months ended March 31, 2020 resulted mostly from the decrease in the tax-equivalent yield on loans. The decrease in the yield on loans as compared to the corresponding period in the prior year was primarily due to rate decreases during the latter part of 2019 and early 2020.

The average rate on interest bearing liabilities decreased only one basis point from 0.87% for the three months ended March 31, 2019 to 0.86% for the same time period in 2020. Despite Federal Reserve Bank interest rate decreases during the latter part of 2019 and early 2020, the average rate of interest bearing liabilities remained fairly stable due to competitor and deposit market pricing pressure.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The (recovery of) provision for loan losses was $(97) thousand and $194 thousand for the three months ended March 31, 2020 and 2019, respectively. The negative provision for the three months ended March 31, 2020 resulted mostly from a large recovery from a large commercial loan that was charged off during 2019. The effects of this large recovery were offset in part by an increase in the qualitative factors within our allowance for loan losses, primarily associated with the decline in the economy resulting from COVID-19.

Noninterest Income

Total noninterest income for the three months ended March 31, 2020 and 2019 was $1.7 million and $1.8 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three months ended March 31, 2020 and 2019, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Income from fiduciary activities	$297	$282	$15	5%
Service charges on deposit accounts	284	285	(1)	—%
Other service charges and fees	1,104	1,071	33	3%
(Loss) on sale of securities	—	(3)	3	NM
Gain on disposal of bank premises and equipment	—	120	(120)	NM
Other operating income	5	89	(84)	(94)%
Total noninterest income	$1,690	$1,844	$(154)	(8)%

NM - Not Meaningful

Noninterest Expenses

Total noninterest expenses increased $644 thousand or 10.34% for the three months ended March 31, 2020 compared to the same period in 2019. The following table presents the components of noninterest expense for the three months ended March 31, 2020 and 2019, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$4,088	$3,542	$546	15%
Occupancy expenses	395	428	(33)	(8)%
Equipment expenses	232	202	30	15%
Advertising and marketing expenses	205	218	(13)	(6)%
Stationary and supplies	32	29	3	10%
ATM network fees	242	230	12	5%
Other real estate owned expense	2	—	2	NM
(Gain) on other real estate owned	(132)	—	(132)	NM
FDIC assessment	—	53	(53)	(100)%
Computer software expense	120	110	10	9%
Bank franchise tax	174	146	28	19%
Professional fees	354	385	(31)	(8)%
Data processing fees	481	240	241	100%
Other operating expenses	682	648	34	5%
Total noninterest expenses	$6,875	$6,231	$644	10%
NM - Not Meaningful

Salaries and employee benefits increased during the three months ended March 31, 2020 over 2019. Annual pay increases, hiring of additional employees and increased benefits expenses have attributed to these increases.

Occupancy expenses decreased during the three months ended March 31, 2020 over 2019. The main contributor to this decrease was reduced snow removal costs during the three months ended March 31, 2020.

Equipment expenses increased during the three months ended March 31, 2020 over 2019. This increase was due to increased depreciation expenses for equipment and computer hardware purchases.

FDIC assessment    decreased during the three months ended March 31, 2020 over 2019. The Company received notification of a Small Bank Credit Assessment for approximately $178 thousand during the second quarter of 2019. This credit was received because the Deposit Insurance Fund reserve ratio exceeded the established level as of June 30, 2019. Credits were applied to the successive invoices in 2019 and 2020.

Bank franchise tax increased during the three months ended March 31, 2020 over 2019. This expense increases as capital levels increase.

Data processing fees increased during the three months ended March 31, 2020 over 2019. Much of this increase is related to increases in the customer base as well as increased activity among the customer base.

The efficiency ratio of the Company was 71.77% and 65.99% for the three months ended March 31, 2020 and 2019, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$6,875	$6,231
Less: (Gain) on other real estate owned	(132)	—
Adjusted noninterest expenses	$7,007	$6,231

Net interest income	$8,005	$7,624

Noninterest income	1,690	1,844
Less: (Loss) on sales of securities	—	(3)
Less: Gain on the sale and disposal of premises and equipment	—	120
Adjusted noninterest income	$1,690	$1,727
Tax equivalent adjustment (1)	68	92
Total net interest income and noninterest income, adjusted	$9,763	$9,443

Efficiency ratio	71.77%	65.99%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21% 2019 and 2018.

Income Taxes

Income tax expense was $476 thousand and $472 thousand during the three months ended March 31, 2020 and 2019, respectively. The effective tax rate was 16.30% and 15.51% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $156.4 million at March 31, 2020, compared to $165.0 million at December 31, 2019. This represents a decrease of $8.6 million or 5.22%. The Company purchased no securities during the three months ended March 31, 2020. The Company had total maturities, calls, and principal repayments of $12.0 million. There were no sales during the three months ended March 31, 2020. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2020. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2020 and December 31, 2019. The Company had a net unrealized gain on available for sale securities of $5.4 million at March 31, 2020 as compared to a net unrealized gain of $1.8 million at December 31, 2019. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $674.0 million and $644.8 million at March 31, 2020 and December 31, 2019, respectively. This represents an increase of $29.27 million or 4.54% during the three months ended March 31, 2020. The ratio of gross loans to deposits increased slightly during the three months ended March 31, 2020 from 83.57% at December 31, 2019 to 85.32% at March 31, 2020. Strong loan growth during the quarter allowed the ratio of gross loans to deposits to increase.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2020 and December 31, 2019.

Residential real estate loans were $239.7 million or 35.57% and $234.0 million or 36.29% of total loans at March 31, 2020 and December 31, 2019, respectively. Commercial real estate loans were $301.8 million or 44.78% and $286.6 million or 44.45% of total loans at March 31, 2020 and December 31, 2019, respectively, representing an increase of $15.2 million or 5.30% during the three months ended March 31, 2020. Construction, land development, and farmland loans were $62.1 million or 9.21% and $61.9 million or 9.60% of total loans at March 31, 2020 and December 31, 2019, respectively, representing an increase of $149 thousand or 0.24% during the three months ended March 31, 2020. Consumer installment loans were $13.9 million or 2.07% and $9.5 million or 1.48% of total loans at March 31, 2020 and December 31, 2019, respectively. Commercial and industrial loans were $53.6 million or 7.95% and $46.5 million or 7.22% of total loans at March 31, 2020 and December 31, 2019, respectively, representing an increase of $7.1 million or 15.19% during the three months ended March 31, 2020. During the three months ended March 31, 2020, loan growth was mainly concentrated in commercial real estate and commercial and industrial loans, similar to trends in previous periods.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019. Charged-off loans were $67 thousand and $10 thousand for the three months ended March 31, 2020 and 2019, respectively. Recoveries were $578 thousand and $45 thousand for the three months ended March 31, 2020 and 2019, respectively. This resulted in net recoveries of $511 thousand and $35 thousand for the three months ended March 31, 2020 and 2019, respectively. The Company collected a $459 thousand recovery during the first quarter of 2020 related to an $850 thousand commercial and industrial loan charge-off in 2019. The allowance for loan losses as a percentage of loans was 0.80% at March 31, 2020 and 0.77% at December 31, 2019. The main reason for the increase in the ratio from December 31, 2019 was the economic effect of the COVID-19 pandemic that existed at March 31, 2020. The allowance for loan losses was 317.42% of nonperforming loans at March 31, 2020 and 227.59% of nonperforming loans at December 31, 2019. All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans increased from 0.73% at December 31, 2019 to 0.77% at March 31, 2020. This increase is largely due to the increase in the qualitative economic factor given the decline in the economy surrounding COVID-19. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing. Nonperforming loans decreased by $488 thousand during the three months ended March 31, 2020. Nonaccrual loans were $1.7 million and $2.2 million at March 31, 2020 and December 31, 2019. One nonaccrual loan was foreclosed on and a second nonaccrual loan was written-off during the first quarter of 2020, causing the decrease in nonaccrual and nonperforming loans. OREO was $442 thousand and $183 thousand at March 31, 2020 and December 31, 2019, respectively. The Company held one property in OREO with an average balance of $442 thousand at March 31, 2020. The Company held one property in OREO with an average balance of $183 thousand at December 31, 2019. The percentage of nonperforming assets to loans and OREO was 0.32% at March 31, 2020 and 0.37% at December 31, 2019, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2020 and December 31, 2019.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, increased to $9.9 million at March 31, 2020 compared to $3.8 million at December 31, 2019. The increase between periods was largely due to increases in past due commercial real estate loans. Five larger (with individual balances over $400 thousand) commercial real estate loans with balances totaling $3.8 million were new to the past due list at March 31, 2020. These loans were all under 60 days past due. One of these loans has subsequently paid off while another of these loans is now current.

During the three months ended March 31, 2020, the Bank placed no loans on nonaccrual status. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2020, the Company had $2.7 million in restructured loans with specific allowances totaling $90 thousand. At December 31, 2019, the Company had $3.0 million in restructured loans with specific allowances totaling $103 thousand. At March 31, 2020 and December 31, 2019, total restructured loans performing under the restructured terms and accruing interest were $2.6 million. Three loans, totaling $155 thousand, were in nonaccrual status at March 31, 2020. Four loans, totaling $401 thousand, were in nonaccrual status at December 31, 2019. As noted in Note 6 to the consolidated financial statements the Bank modified a significant number of loans during March and April to allow for short-term payment deferrals. These loans were not considered TDRs based on the provisions of the CARES Act and interagency guidance issued.

Deposits

Total deposits were $790.0 million and $771.5 million at March 31, 2020 and December 31, 2019, respectively. This represents an increase of $18.5 million or 2.39% during the three months ended March 31, 2020. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2020 and December 31, 2019.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $2.3 million or 0.87% from $269.2 million at December 31, 2019 to $271.5 million at March 31, 2020. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $13.5 million or 3.71% from $364.2 million at December 31, 2019 to $377.7 million at March 31, 2020. Savings and interest-bearing demand deposits included $30.0 million and $27.0 million in reciprocal ICS deposits at March 31, 2020 and December 31, 2019, respectively. Time deposits increased $2.6 million or 1.89% from $138.2 million at December 31, 2019 to $140.8 million at March 31, 2020.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2020 was $99.8 million, reflecting a percentage of total assets of 11.10%, as compared to $96.3 million and 10.98% at December 31, 2019. During the three months ended March 31, 2019 and 2020, the Company declared dividends of $0.24 and $0.26 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.
At March 31, 2020, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities and changes in the benefit obligations and plan assets for the post retirement benefit plan. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.
For capital adequacy purposes financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The Bank's institution specific capital conservation buffer at March 31, 2020 and December 31, 2019 was 6.43% and 6.40%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.
The Bank's Tier 1 common risk-based capital ratio was 13.62% at March 31, 2020 as compared to 13.65% at December 31, 2019. The Bank’s Tier 1 risk-based capital ratio was 13.62% at March 31, 2020 as compared to 13.65% at December 31, 2019. The Bank’s total risk-based capital ratio was 14.43% at March 31, 2020 as compared to 14.40% at December 31, 2019. The Bank’s Tier 1 capital to average total assets ratio was 10.25% at March 31, 2020 as compared to 10.61% at December 31, 2019. Through April 30, 2020, the Bank's capital ratios continued to exceed the regulatory minimums for well-capitalized institutions. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may fluctuate in future periods due to the effects of the pandemic and limit our ability to pay dividends.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio will be reduced to 8 percent beginning in the second quarter and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was available for banks to use in their March 31, 2020, Call Report. The Company did not opt into the CBLR framework as of March 31, 2020.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2020, liquid assets totaled $309.3 million as compared to $290.3 million at December 31, 2019. These amounts represent 38.71% and 37.17% of total liabilities at March 31, 2020 and December 31, 2019, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. In April, 2020, the Federal Reserve initiated the PPPLF, which is designed to facilitate lending by financial institutions to small businesses under the PPP. Only PPP loans are eligible to serve as collateral for the PPPLF. Although approved to use the PPPLF, as of April 30, 2020, the Company had not borrowed any funds via the PPPLF. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. Our liquidity, while significant, may fluctuate in future periods due to the effects of the pandemic, funding of SBA PPP loans and deferral of loan payments.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2019 Form 10-K.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2019 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.    Risk Factors

Other than as set forth below, there were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread may adversely affect our business, financial condition and operations; the extent of such impacts are highly uncertain and difficult to predict.

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus.  These measures, including shelter in place orders and business limitations and shutdowns, have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact our workforce and operations and the operations of our customers and business partners. In particular, we may experience adverse effects due to a number of operational factors impacting us or our customers or business partners, including but not limited to:

•	credit losses resulting from financial stress experienced by our borrowers, especially those operating in industries most hard hit by government measures to contain the spread of the virus;

•
operational failures, disruptions or inefficiencies due to changes in our normal business practices necessitated by our internal measures to protect our employees and government-mandated measures intended to slow the spread of the virus;

•	possible business disruptions experienced by our vendors and business partners in carrying out work that supports our operations;

•	decreased demand for our products and services due to economic uncertainty, volatile market conditions and temporary business closures;

•	any financial liability, credit losses, litigation costs or reputational damage resulting from our origination of PPP loans; and

•	heightened levels of cyber and payment fraud, as cyber criminals try to take advantage of the disruption and increased online activity brought about by the pandemic.

The extent to which the pandemic impacts our business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, our loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the 90-day deferral period. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and we cannot predict the full extent of the impacts on our business, our operations or the global economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the first quarter of 2020 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 20, 2019. The Program has an expiration date of June 30, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

January 1 - January 31, 2020	—	$—	—	141,067
February 1 - February 29, 2020	3,208	31.91	3,208	137,859
March 1 - March 31, 2020	35,406	28.61	35,406	102,453
	38,614	$28.88	38,614	102,453

Item 3.         Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5.        Other Information

None.

Item 6.        Exhibits
The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

3.1	Bylaws of Eagle Financial Services, Inc. (attached as Exhibit 3.1 to the Current Report of Form 8-k filed on April 17, 2020 and incorporated herein by reference).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 11th day of May 2020.
Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer