Form 10-Q
period 2020-06-30
EAGLE FINANCIAL SERVICES INC
filed 2020-08-07
CIK 880641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 0-20146
EAGLE FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Virginia		54-1601306
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2 East Main Street P.O. Box 391
Berryville,	VA	22611
(Address of principal executive offices)		(Zip Code)

540 955-2510
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 3, 2020 was 3,412,636.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$9,780	$10,920
Interest-bearing deposits with other institutions	28,319	22,487
Federal funds sold	264	252
Total cash and cash equivalents	38,363	33,659
Securities available for sale, at fair value	145,617	165,003
Restricted investments	1,268	1,197
Loans	788,934	644,760
Allowance for loan losses	(6,365)	(4,973)
Net Loans	782,569	639,787
Bank premises and equipment, net	19,047	19,297
Other real estate owned, net of allowance	442	183
Other assets	35,595	18,194
Total assets	$1,022,901	$877,320
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$351,547	$269,171
Savings and interest bearing demand deposits	417,458	364,175
Time deposits	138,905	138,198
Total deposits	$907,910	$771,544
Other liabilities	13,422	9,450
Total liabilities	$921,332	$780,994

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2020, 3,409,689 including 20,480 shares of unvested restricted stock; issued and outstanding 2019, 3,430,103 including 18,488 shares of unvested restricted stock	8,473	8,529
Surplus	10,771	11,406
Retained earnings	78,388	74,909
Accumulated other comprehensive income	3,937	1,482
Total shareholders’ equity	$101,569	$96,326
Total liabilities and shareholders’ equity	$1,022,901	$877,320
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans	$8,773	$7,690	$16,712	$15,208
Interest and dividends on investment securities:
Taxable interest income	715	760	1,610	1,545
Interest income exempt from federal income taxes	152	227	319	469
Dividends	15	17	34	33
Interest on deposits with other institutions	6	55	92	86
Interest on federal funds sold	—	1	1	2
Total interest and dividend income	$9,661	$8,750	$18,768	$17,343
Interest Expense
Interest on deposits	879	1,055	$1,981	$1,999
Interest on federal funds purchased	—	6	—	31
Interest on Federal Home Loan Bank advances	25	—	25	—
Total interest expense	$904	$1,061	$2,006	$2,030
Net interest income	$8,757	$7,689	$16,762	$15,313
Provision for Loan Losses	752	256	655	450
Net interest income after provision for loan losses	$8,005	$7,433	$16,107	$14,863
Noninterest Income
Income from fiduciary activities	$403	$375	$700	$657
Service charges on deposit accounts	170	282	454	567
Other service charges and fees	1,147	1,192	2,251	2,263
Gain (loss) on sale of securities	529	—	529	(3)
Gain on disposal of bank premises and equipment	—	—	—	120
Other operating income	173	29	178	118
Total noninterest income	$2,422	$1,878	$4,112	$3,722
Noninterest Expenses
Salaries and employee benefits	$4,373	$3,874	$8,461	$7,416
Occupancy expenses	403	401	798	829
Equipment expenses	252	217	484	419
Advertising and marketing expenses	152	249	357	467
Stationery and supplies	34	37	66	66
ATM network fees	243	331	485	561
Other real estate owned expense, net	(3)	1	(1)	1
Loss (gain) on other real estate owned	—	70	(132)	70
FDIC assessment	41	52	41	105
Computer software expense	161	110	281	220
Bank franchise tax	176	164	350	310
Professional fees	317	237	671	622
Data processing fees	382	303	863	543
Other operating expenses	483	778	1,165	1,426
Total noninterest expenses	$7,014	$6,824	$13,889	$13,055
Income before income taxes	$3,413	$2,487	$6,330	$5,530
Income Tax Expense	594	361	1,070	833
Net income	$2,819	$2,126	$5,260	$4,697
Earnings Per Share
Net income per common share, basic	$0.83	$0.62	$1.54	$1.36
Net income per common share, diluted	$0.83	$0.62	$1.54	$1.36
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$2,819	$2,126	$5,260	$4,697
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($96) and $346 for the three months ended, respectively and $653 and $796 for the six months ended, respectively	(361)	1,304	2,455	2,994
Total other comprehensive (loss) income	(361)	1,304	$2,455	$2,994
Total comprehensive income	$2,458	$3,430	$7,715	$7,691
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$8,573	$11,992	$68,587	$(1,553)	$87,599
Net income			2,571		2,571
Other comprehensive income				1,690	1,690
Vesting of restricted stock awards, stock incentive plan (10,000 shares)	25	(25)			—
Stock-based compensation expense		86			86
Issuance of common stock, dividend investment plan (3,685 shares)	9	107			116
Repurchase and retirement of common stock (1,500 shares)	(3)	(44)			(47)
Dividends declared ($0.24 per share)			(830)		(830)
Balance, March 31, 2019	$8,604	$12,116	$70,328	$137	$91,185
Net income			2,126		2,126
Other comprehensive income				1,304	1,304
Stock-based compensation expense		116			116
Issuance of common stock, dividend investment plan (5,708 shares)	15	164			179
Issuance of common stock, employee benefit plan (4,064 shares)	10	128			138
Repurchase and retirement of common stock (43,555 shares)	(110)	(1,341)			(1,451)
Dividends declared ($0.25 per share)			(855)		(855)
Balance, June 30, 2019	$8,519	$11,183	$71,599	$1,441	$92,742

Balance, December 31, 2019	$8,529	$11,406	$74,909	$1,482	96,326
Net income			2,441		2,441
Other comprehensive income				2,816	2,816
Vesting of restricted stock awards, stock incentive plan (9,933 shares)	25	(25)			—
Stock-based compensation expense		114			114
Issuance of common stock, dividend investment plan (3,514 shares)	9	102			111
Repurchase and retirement of common stock (38,614 shares)	(97)	(1,019)			(1,116)
Dividends declared ($0.26 per share)			(893)		(893)
Balance, March 31, 2020	$8,466	$10,578	$76,457	$4,298	$99,799
Net income			2,819		2,819
Other comprehensive (loss)				(361)	(361)
Stock-based compensation expense		114			114
Issuance of common stock, employee benefit plan (2,761 shares)	7	79			86
Dividends declared ($0.26 per share)			(888)		(888)
Balance, June 30, 2020	$8,473	$10,771	$78,388	$3,937	$101,569
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$5,260	$4,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	516	461
Amortization of other assets	216	115
Provision for loan losses	655	450
(Gain) loss on other real estate owned	(132)	70
(Gain) on the sale and disposal of premises and equipment	—	(120)
Loss on the sale of repossessed assets	2	—
(Gain) loss on the sale of securities	(529)	3
Stock-based compensation expense	228	202
Premium amortization on securities, net	371	219
Changes in assets and liabilities:
(Increase) in other assets	(2,650)	(875)
(Decrease) in other liabilities	(148)	(956)
Net cash provided by operating activities	$3,789	$4,266
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$23,895	$8,239
Proceeds from the sale of securities available for sale	24,893	7,953
Purchases of securities available for sale	(25,636)	(9,989)
Proceeds from the sale of restricted investments	2,125	—
Purchases of restricted investments	(2,196)	(31)
Purchases of bank-owned life insurance	(12,000)	—
Purchases of bank premises and equipment	(266)	(667)
Proceeds from the sale of other real estate owned	183	36
Proceeds from the sale of bank premises and equipment	—	257
Proceeds from the sale of repossessed assets	13	—
Net (increase) in loans	(143,762)	(33,255)
Net cash (used in) investing activities	$(132,751)	$(27,457)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$135,659	$22,090
Net increase in time deposits	707	5,730
Net (decrease) in federal funds purchased	—	(1,871)
Issuance of common stock, employee benefit plan	86	138
Repurchase and retirement of common stock	(1,116)	(1,498)
Cash dividends paid	(1,670)	(1,390)
Net cash provided by financing activities	$133,666	$23,199

EAGLE FINANCIAL SERVICES, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
(continued)

	Six Months Ended
	June 30,
	2020	2019
Increase in cash and cash equivalents	$4,704	$8
Cash and Cash Equivalents
Beginning	33,659	18,353
Ending	$38,363	$18,361
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,048	$2,008
Income taxes	$168	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$3,108	$3,790
Other real estate and repossessed assets acquired in settlement of loans	$325	$15
Issuance of common stock, dividend investment plan	$111	$295
Lease liabilities arising from right-of-use assets	$549	$3,751
See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2020
NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2020 and December 31, 2019, the results of operations and the changes in stockholders' equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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

Risks and Uncertainties
The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread began to significantly affect our operations during the first half of 2020 and likely will continue to adversely affect our operations in subsequent quarters, although such effects may vary significantly. The duration and extent of the effects over the longer term are dependent on future developments and cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic will most likely affect the future earnings, cash flows and financial condition of the Company. These uncertainties primarily include the nature and duration of the financial effects felt by our customers and the ability of those customers to fulfill their financial obligations to the Company, the Company’s ability to generate demand for non-loan related products and services, as well as the potential decline of real estate values resulting from market disruption which may impair the recorded values of collateral-dependent loans and other real estate owned. Further, these factors, in addition to those present in local economies throughout the U.S. may necessitate impairment charges for our non-agency debt securities. Accordingly, estimates used in the preparation of our financial statements may be subject to significant adjustments in future periods due to the unprecedented and rapidly evolving nature of the pandemic. The greater the duration and severity of the pandemic, the more likely that estimates will be materially impacted by its effects.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of June 30, 2020, there was $200 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	18,488	$30.39	16,701	$29.72
Granted	11,925	31.05	17,200	30.84
Vested	(9,933)	30.13	(10,000)	29.38
Forfeited	—	—	—	—
Nonvested, end of period	20,480	30.90	23,901	30.67

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2020 and 2019. During 2020 and 2019, there were no potentially dilutive securities outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding used to calculate basic and diluted earnings per share	3,409,689	3,425,305	3,423,387	3,441,668

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2020
	(in thousands)
Obligations of U.S. government corporations and agencies	$17,047	$1,052	$—	$18,099
Mortgage-backed securities	93,368	2,509	(5)	95,872
Obligations of states and political subdivisions	29,772	1,374	—	31,146
Corporate securities	500	—	—	500
	$140,687	$4,935	$(5)	$145,617
	December 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,917	$363	$(94)	$22,186
Mortgage-backed securities	107,410	966	(215)	108,161
Obligations of states and political subdivisions	33,854	858	(56)	34,656
	$163,181	$2,187	$(365)	$165,003

During the six months ended June 30, 2020, the Company sold $24.9 million available for sale securities recognizing $529 thousand in gross gains. During the six months ended June 30, 2019, the Company sold $8.0 million of available for sale securities for gross gains of $21 thousand and $24 thousand in gross losses.
The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2020 and December 31, 2019 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2020
	(in thousands)
Mortgage-backed securities	$743	$5	$—	$—	$743	$5
	$743	$5	$—	$—	$743	$5
	December 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$5,466	$91	$1,997	$3	$7,463	$94
Mortgage-backed securities	19,509	176	5,271	39	24,780	215
Obligations of states and political subdivisions	3,127	49	923	7	4,050	56
	$28,102	$316	$8,191	$49	$36,293	$365

Gross unrealized losses on available for sale securities included one (1) and twenty-eight (28) debt securities at June 30, 2020 and December 31, 2019, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2020 and December 31, 2019 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements.

Securities having a carrying value of $3.0 million at June 30, 2020 were pledged as security for public deposits.

The composition of restricted investments at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	784	713
Community Bankers’ Bank Stock	140	140
	$1,268	$1,197

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at June 30, 2020 and December 31, 2019 was as follows:

	June 30,	December 31,
	2020	2019
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$35,076	$42,561
Secured by farmland	24,497	13,917
Secured by 1-4 family residential properties	239,251	219,580
Multifamily	15,675	14,415
Commercial	312,350	286,600
Commercial and industrial loans	134,229	46,543
Consumer installment loans	16,470	9,541
All other loans	11,572	12,050
Total loans	$789,120	$645,207
Net deferred loan costs (fees)	(186)	(447)
Allowance for loan losses	(6,365)	(4,973)
Net Loans	$782,569	$639,787

Changes in the allowance for loan losses for the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2020	2019	2019
		(in thousands)
Balance, beginning	$4,973	$5,456	$5,456
Provision for loan losses	655	629	450
Recoveries added to the allowance	880	201	99
Loan losses charged to the allowance	(143)	(1,313)	(970)
Balance, ending	$6,365	$4,973	$5,035

Nonaccrual and past due loans by class at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$46	$79	$—	$125	$134,104	$134,229	$—	$—
Commercial Real Estate:
Owner Occupied	—	827	54	881	160,388	161,269	665	1,289
Non-owner occupied	62	—	—	62	151,019	151,081	—	1,801
Construction and Farmland:
Residential	—	—	—	—	8,096	8,096	—	—
Commercial	1,054	—	187	1,241	50,236	51,477	—	187
Consumer:
Installment	35	32	—	67	16,403	16,470	—	7
Residential:
Equity Lines	—	—	147	147	31,511	31,658	—	200
Single family	366	336	171	873	206,720	207,593	—	754
Multifamily	—	—	—	—	15,675	15,675	—	—
All Other Loans	—	—	—	—	11,572	11,572	—	—
Total	$1,563	$1,274	$559	$3,396	$785,724	$789,120	$665	$4,238

	December 31, 2019
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$47	$—	$32	$79	$46,464	$46,543	$—	$32
Commercial Real Estate:
Owner Occupied	1,078	—	—	1,078	147,879	148,957	—	320
Non-owner occupied	—	—	—	—	137,643	137,643	—	329
Construction and Farmland:
Residential	—	—	—	—	7,867	7,867	—	—
Commercial	—	—	187	187	48,424	48,611	—	187
Consumer:
Installment	55	6	—	61	9,480	9,541	—	8
Residential:
Equity Lines	121	—	—	121	33,127	33,248	—	65
Single family	471	541	1,251	2,263	184,069	186,332	—	1,244
Multifamily	—	—	—	—	14,415	14,415	—	—
All Other Loans	—	—	—	—	12,050	12,050	—	—
Total	$1,772	$547	$1,470	$3,789	$641,418	$645,207	$—	$2,185

Allowance for loan losses by segment at June 30, 2020 and December 31, 2019 were as follows:

	As of and For the Six Months Ended
	June 30, 2020
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Charge-Offs	—	—	—	(49)	(71)	(23)	—	(143)
Recoveries	3	57	302	484	28	6	—	880
Provision for (recovery of) loan losses	53	378	243	(315)	113	17	166	655
Ending balance	$502	$2,036	$2,536	$685	$124	$120	$362	$6,365
Ending balance: Individually evaluated for impairment	$100	$30	$130	$—	$—	$—	$—	$260
Ending balance: collectively evaluated for impairment	$402	$2,006	$2,406	$685	$124	$120	$362	$6,105
Loans:
Ending balance	$59,573	$254,926	$312,350	$134,229	$16,470	$11,572	$—	$789,120
Ending balance individually evaluated for impairment	$228	$2,886	$3,848	$176	$7	$—	$—	$7,145
Ending balance collectively evaluated for impairment	$59,345	$252,040	$308,502	$134,053	$16,463	$11,572	$—	$781,975

	As of and for the Twelve Months Ended
	December 31, 2019
	(in thousands)
	Construction and Farmland	Residential	Commercial Real Estate	Commercial - Non Real Estate	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Charge-Offs	—	(406)	—	(850)	(5)	(52)	—	(1,313)
Recoveries	8	72	20	52	26	23	—	201
Provision for (recovery of) loan losses	(145)	147	(17)	444	(20)	52	168	629
Ending balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Ending balance: Individually evaluated for impairment	$100	$51	$149	$—	$—	$—	$—	$300
Ending balance: collectively evaluated for impairment	$346	$1,550	$1,842	$565	$54	$120	$196	$4,673
Loans:
Ending balance	$56,478	$233,995	$286,600	$46,543	$9,541	$12,050	$—	$645,207
Ending balance individually evaluated for impairment	$433	$3,681	$3,053	$228	$8	$—	$—	$7,403
Ending balance collectively evaluated for impairment	$56,045	$230,314	$283,547	$46,315	$9,533	$12,050	$—	$637,804

Impaired loans by class as of and for the periods ended June 30, 2020 and December 31, 2019 were as follows:

	As of and For the Six Months Ended
	June 30, 2020
	(in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$425	$176	$—	$207	$13
Commercial Real Estate:
Owner Occupied	1,313	1,289	—	1,306	17
Non-owner occupied	293	208	—	251	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	50	41	—	43	2
Consumer:
Installment	8	7	—	8	—
Residential:
Equity lines	423	200	—	201	1
Single family	2,486	2,087	—	2,155	31
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,998	$4,008	$—	$4,171	$64
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	2,354	2,354	130	2,360	36
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	187	187	100	187	—
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	—	—	—	—	—
Single family	684	664	30	668	13
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,225	$3,205	$260	$3,215	$49
Total:
Commercial	$425	$176	$—	$207	$13
Commercial Real Estate	3,960	3,851	130	3,917	53
Construction and Farmland	237	228	100	230	2
Consumer	8	7	—	8	—
Residential	3,593	2,951	30	3,024	45
Other	—	—	—	—	—
Total	$8,223	$7,213	$260	$7,386	$113

(1) Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $68 thousand at June 30, 2020.

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

Credit quality information by class at June 30, 2020 and December 31, 2019 was as follows:

	As of
	June 30, 2020
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$130,182	$3,937	$100	$10	$—	$—	$134,229
Commercial Real Estate:
Owner Occupied	125,775	28,941	5,264	1,289	—	—	161,269
Non-owner occupied	112,841	32,884	3,555	1,801	—	—	151,081
Construction and Farmland:
Residential	6,844	1,252	—	—	—	—	8,096
Commercial	18,363	30,089	2,738	287	—	—	51,477
Residential:
Equity Lines	31,332	126	—	186	14	—	31,658
Single family	184,277	20,052	1,346	1,786	132	—	207,593
Multifamily	10,221	1,957	3,497	—	—	—	15,675
All other loans	11,527	—	45	—	—	—	11,572
Total	$631,362	$119,238	$16,545	$5,359	$146	$—	$772,650

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$16,403	$67

	As of
	December 31, 2019
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$42,578	$3,815	$105	$45	$—	$—	$46,543
Commercial Real Estate:
Owner Occupied	103,958	38,989	5,654	356	—	—	148,957
Non-owner occupied	103,909	25,939	5,866	1,929	—	—	137,643
Construction and Farm land:
Residential	5,094	2,773	—	—	—	—	7,867
Commercial	17,018	30,661	437	495	—	—	48,611
Residential:
Equity Lines	32,295	889	—	42	22	—	33,248
Single family	162,195	19,427	2,347	2,225	138	—	186,332
Multifamily	11,714	1,337	998	366	—	—	14,415
All other loans	11,963	40	47	—	—	—	12,050
Total	$490,724	$123,870	$15,454	$5,458	$160	$—	$635,666

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$9,480	$61

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

There were fourteen (14) TDR loans totaling $2.7 million at June 30, 2020. At December 31, 2019, there were eighteen (18) TDR loans totaling $3 million. Three loans, totaling $145 thousand, were in nonaccrual status at June 30, 2020. Four loans, totaling $401 thousand, were in nonaccrual status at December 31, 2019. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2020 or December 31, 2019.

During the three and six months ended June 30, 2020 and 2019, the Company classified no additional loans as troubled debt restructurings. As of June 30, 2020, the Company had approved 247 deferrals of interest and/or principal payments with respect to loan balances totaling approximately $145.9 million for its customers experiencing hardships related to COVID-19. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019. As such, they were not considered troubled debt restructurings based on the relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act and recent interagency regulatory guidance. As of July 24, 2020, 147 of these loans with loan balances totaling approximately $70.2 million had begun making payments on their loans after the deferral date had passed. The majority of the remainder of these loans are still in their original deferral period, have been granted and additional deferral or have paid off.

There were no payment defaults during the three and six months ended June 30, 2020 for TDRs that were restructured within the preceding twelve month period. There wee also no payment defaults during the three months ended June 30, 2019. Payment defaults for the six months ended June 30, 2019 are detailed in the table below.

	Six Months Ended
	June 30, 2019
	(dollars in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$76
Total	1	$76

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve month period subsequent to the modification.

NOTE  7. Deposits

The composition of deposits at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Noninterest bearing demand deposits	$351,547	$269,171
Savings and interest bearing demand deposits:
NOW accounts	$110,032	$102,337
Money market accounts	183,492	154,133
Regular savings accounts	123,934	107,705
	$417,458	$364,175
Time deposits:
Balances of less than $250,000	$60,033	$59,094
Balances of $250,000 and more	78,872	79,104
	$138,905	$138,198
	$907,910	$771,544

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

The following tables present information about the Company’s leases:

(dollars in thousands)	As of
	June 30, 2020	December 31, 2019
Lease liability	$4,160	$3,680
Right-of-use asset	$4,079	$3,618
Weighted average remaining lease term	18 years	20 years
Weighted average discount rate	3.35%	3.62%

	Six Months Ended
Lease Cost	June 30, 2020	June 30, 2019
Operating lease cost	$156	$131
Short-term lease cost	8	7
Total lease cost	$164	$138

Cash paid for amounts included in the measurement of lease liabilities	$138	$100

A maturity analysis of operating lease liability and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows:

As of
Lease payments due	June 30, 2020
Six months ending December 31, 2020	$110
Twelve months ending December 31, 2021	319
Twelve months ending December 31, 2022	321
Twelve months ending December 31, 2023	324
Twelve months ending December 31, 2024	327
Twelve months ending December 31, 2025	346
Thereafter	4,039
Total undiscounted cash flows	$5,786
Discount	(1,626)
Lease liability	$4,160

NOTE 9. Fair Value Measurements

GAAP requires the Company to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The fair value of assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

		Fair Value Measurements at
		June 30, 2020
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$18,099	$—	$18,099	$—
Mortgage-backed securities	95,872	—	95,872	—
Obligations of states and political subdivisions	31,146	—	31,146	—
Corporate securities	500	—	500	—
Total assets at fair value	$145,617	$—	$145,617	$—

		Fair Value Measurements at
		December 31, 2019
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$22,186	$—	$22,186	$—
Mortgage-backed securities	108,161	—	108,161	—
Obligations of states and political subdivisions	34,656	—	34,656	—
Total assets at fair value	$165,003	$—	$165,003	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

	Quantitative information about Level 3 Fair Value Measurements for
	June 30, 2020
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	5% - 6%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

	December 31, 2019
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

(1) Unobservable inputs were weighted by the relative fair values of the instruments.

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

		Fair Value at
		June 30, 2020
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$2,940	$—	$—	$2,940
Nonfinancial Assets:
Other real estate owned	442	—	—	442
		Fair Value at
		December 31, 2019
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,075	$—	$—	$3,075
Nonfinancial Assets:
Other real estate owned	183	—	—	183

The carrying value and fair value of the Company’s financial instruments at June 30, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements at
	June 30, 2020
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
	(in thousands)
Financial Assets:
Cash and short-term investments	$38,363	$38,363	$—	$—	$38,363
Securities	145,617	—	145,617	—	145,617
Restricted Investments	1,268	—	1,268	—	1,268
Loans, net	782,569	—	—	775,128	775,128
Bank owned life insurance	12,541	—	12,541	—	12,541
Accrued interest receivable	3,237	—	3,237	—	3,237

Financial Liabilities:
Deposits	$907,910	$—	$908,480	$—	$908,480
Accrued interest payable	100	—	100	—	100

	Fair Value Measurements at
	December 31, 2019
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
	(in thousands)
Financial assets:
Cash and short-term investments	$33,659	$33,659	$—	$—	$33,659
Securities	165,003	—	165,003	—	165,003
Restricted Investments	1,197	—	1,197	—	1,197
Loans, net	639,787	—	—	633,476	633,476
Bank owned life insurance	398	—	398	—	398
Accrued interest receivable	2,237	—	2,237	—	2,237

Financial liabilities:
Deposits	$771,544	$—	$772,111	$—	$772,111
Accrued interest payable	142	—	142	—	142

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

Changes to accumulated other comprehensive income by component are shown in the following tables for the periods indicated:

	Three Months Ended
	June 30,
	2020			2019
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
April 1	$4,254	$44	$4,298	$93	$44	$137
Other comprehensive income before reclassifications	72	—	72	1,650	—	1,650
Reclassifications	(529)	—	(529)	—	—	—
Tax effect of current period changes	96	—	96	(346)	—	(346)
Current period changes net of taxes	(361)	—	(361)	1,304	—	1,304
June 30	$3,893	$44	$3,937	$1,397	$44	$1,441

	Six Months Ended
	June 30,
	2020			2019
	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and (Losses) on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$1,438	$44	$1,482	$(1,597)	$44	$(1,553)
Other comprehensive income before reclassifications	3,637	—	3,637	3,787	—	3,787
Reclassifications	(529)	—	(529)	3	—	3
Tax effect of current period changes	(653)	—	(653)	(796)	—	(796)
Current period changes net of taxes	2,455	—	2,455	2,994	—	2,994
June 30	$3,893	$44	$3,937	$1,397	$44	$1,441

For the three months ended June 30, 2020 and 2019, $529 thousand and zero, respectively was reclassified out of accumulated other comprehensive income and appeared as a gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $111 thousand and zero for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, $529 thousand and $(3) thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as gain (loss) on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $111 thousand and $(1) thousand for the six months ended June 30, 2020 and 2019, respectively. The tax related to reclassifications is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2020	2019	2019
	(in thousands)
Balance, beginning	$183	$106	$106
Transfers from loans	310	1,151	—
Gain on foreclosure	132	192	—
Sales	(183)	(1,266)	(106)
Valuation adjustments	—	—	—
Balance, ending	$442	$183	$—

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2020 and December 31, 2019 were as follows:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Construction and Farmland	$—	$—
Residential Real Estate	—	183
Commercial Real Estate	442	—
Subtotal	$442	$183
Less valuation allowance	—	—
Total	$442	$183

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at June 30, 2020. There were two consumer mortgage loans totaling $334 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2019.

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

At June 30, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $2.9 million and $3.0 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $766 thousand and $798 thousand at June 30, 2020 and December 31, 2019, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the three months ended June 30, 2020 and 2019, the Company recognized amortization expense of $57 thousand and $58 thousand, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized amortization expense of $114 thousand and $115 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2020 are $316 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the six months ended June 30, 2020 and 2019, were $173 thousand and $191 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.   Public business entities that are SEC filers, excluding those meeting the smaller reporting company definition, will retain the initial required implementation date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  All other entities, including the Company, will be required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet weekly to address the compliance requirements. Historic loan data has been gathered and reviewed for completeness and accuracy. In addition, the committee has selected a third-party that is assisting in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard in advance of the required implementation date.

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

In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is working to identify loans that are directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loans.

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects that it will no longer be considered an accelerated filer under this new definition.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting ("ICFR") and include the auditor's opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of ICFR is not required for non-accelerated filers.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables - Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have an impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At June 30, 2020, the Company had total assets of $1.0 billion, net loans of $782.6 million, total deposits of $907.9 million, and shareholders’ equity of $101.6 million. The Company’s net income was $5.3 million for the six months ended June 30, 2020.
COVID-19 and Related Response

The COVID-19 crisis has changed our communities, both in the way we live and the way we do business. While circumstances continue to change at a rapid pace, the Company is steadfastly working to meet and exceed the needs of its customers, employees and the communities in which it does business. The Company, while considered an essential business, has implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies are open as of July 6, 2020, but with enhanced safety features for employees and customers. Our customers also continue to conduct their business via automated teller machines, online banking and our call center. Over 70% of our employees are currently working from home with the remaining essential workers showing up every day at our branches and operations centers. In efforts to assist local businesses during this pandemic, the Company has approved 888 Small Business Association Paycheck Protection Program ("SBA PPP") loans, totaling $88.0 million. In addition to local small businesses, the Company is also working with its consumer and commercial customers through its loan deferral program whereby customers experiencing hardships due to COVID-19 may be granted a deferral in loan payments for up to 90 days. As of June 30, 2020, the Company had approved 247 deferrals with loan balances totaling approximately $145.9 million for its customers experiencing hardships related to COVID-19. As of July 24, 2020, 147 loans with loan balances totaling approximately $70.2 million had begun making payments on their loans after the deferral date had passed.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the effects of the COVID-19 pandemic, including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions

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

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2020 was $5.3 million, an increase of 12.0% or $563 thousand when compared to the same period in 2019. Net income during the second quarter of 2020 was $2.8 million, an increase of $693 thousand or 32.60% as compared to net income during the second quarter of 2019 of $2.1 million. Earnings per share, basic and diluted were $1.54 and $1.36 for the six months ended June 30, 2020 and 2019, respectively. Earnings per share, basic and diluted were $0.83 and $0.62 for the second quarter of 2020 and the second quarter of 2019, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2020 and 2019 was 1.11% and 1.18%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2020 and 2019 was 10.65% and 10.55%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $16.8 million and $15.3 million for the six months ended June 30, 2020 and 2019, respectively, which represents an increase of $1.45 million or 9.46%. Net interest income was $8.8 million and $7.7 million for the three months ended June 30, 2020 and 2019, respectively, which represents an increase of $1.1 million or 13.89%. Despite the decline in the interest rate environment, net interest income increased due tot he increase in the average balance of the loan portfolio. Average interest earning assets increased $134.2 million when comparing the six months ended June 30, 2019 to the six months ended June 30, 2020 while the average yield on earning assets decreased by 39 basis points over that same period. The majority of this decrease in yield can be attributed to the SBA PPP loans. During the quarter ended June 30, 2020, the Company originated $87.9 million in these loans which are lower yielding than the existing portfolio's yield.

Total interest income was $18.8 million and $17.3 million for the six months ended June 30, 2020 and 2019, respectively, which represents an increase of $1.43 million or 8.22%. Total interest income was $9.7 million and $8.8 million for the three months ended June 30, 2020 and 2019, respectively, which represents an increase of $911 thousand or 10.41%. The increase in interest income was driven by an increase in the average balance of the loan portfolio partially offset by the overall decrease in the interest rate environment during the reported time periods. As stated in the paragraph above, SBA PPP loans originated at a lower yield than the existing portfolio have contributed to this decrease in yield. Total interest expense was $2.0 million for the six months ended June 30, 2020 and 2019. Total interest expense was $904 thousand and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, which represents a decrease of $157 thousand or 14.80%. The decrease in interest expense resulted from the reduction in interest rates paid on deposit accounts.

The net interest margin was 3.78% and 4.08% for the six months ended June 30, 2020 and 2019, respectively. The net interest margin was 3.70% and 4.02% for the three months ended June 30, 2020 and 2019, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2020 and 2019.

Given the expectation of continued low interest rates and a flat yield curve, net interest income and net interest margin could experience continued pressure.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	June 30, 2020			June 30, 2019
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$131,702	$730	2.23%	$110,498	$776	2.82%
Tax-Exempt (1)	22,716	192	3.40%	32,841	287	3.50%
Total Securities	$154,418	$922	2.40%	$143,339	$1,063	2.98%
Loans:
Taxable	736,584	8,685	4.74%	610,621	7,584	4.98%
Non-accrual	3,263	—	—%	3,949	—	—%
Tax-Exempt (1)	10,166	112	4.43%	12,020	135	4.50%
Total Loans	$750,013	$8,797	4.72%	$626,590	$7,719	4.94%
Federal funds sold	710	—	0.02%	206	1	2.27%
Interest-bearing deposits in other banks	55,958	6	0.04%	9,232	55	2.39%
Total earning assets (2)	$957,836	$9,725	4.08%	$775,418	$8,838	4.57%
Allowance for loan losses	(5,532)			(5,774)
Total non-earning assets	68,401			50,958
Total assets	$1,020,705			$820,602

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$102,651	$76	0.30%	$88,052	$120	0.55%
Money market accounts	175,199	220	0.51%	152,063	378	1.00%
Savings accounts	119,045	34	0.11%	105,330	52	0.20%
Time deposits:
$250,000 and more	80,099	372	1.87%	55,959	294	2.10%
Less than $250,000	59,714	177	1.19%	62,112	211	1.36%
Total interest-bearing deposits	$536,708	$879	0.66%	$463,516	$1,055	0.91%
Federal funds purchased	—	—	—%	812	6	2.96%
Federal Home Loan Bank advances	30,769	25	0.33%	—	—	—%
Total interest-bearing liabilities	$567,477	$904	0.64%	$464,328	$1,061	0.92%
Noninterest-bearing liabilities:
Demand deposits	341,020			255,521
Other Liabilities	11,437			9,715
Total liabilities	$919,934			$729,564
Shareholders’ equity	100,771			91,038
Total liabilities and shareholders’ equity	$1,020,705			$820,602
Net interest income		$8,821			$7,777
Net interest spread			3.44%			3.66%
Interest expense as a percent of average earning assets			0.38%			0.55%
Net interest margin			3.70%			4.02%

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	June 30, 2020			June 30, 2019
	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)	Average Balances	Interest Income/ Expense	Average Yield/ Rate (3)
Assets:
Securities:
Taxable	$134,780	$1,644	2.45%	$109,514	$1,578	2.91%
Tax-Exempt (1)	23,310	404	3.48%	34,190	594	3.50%
Total Securities	$158,090	$2,048	2.60%	$143,704	$2,172	3.05%
Loans:
Taxable	690,983	16,534	4.81%	602,292	14,995	5.02%
Non-accrual	2,656	—	—%	3,140	—	—%
Tax-Exempt (1)	10,206	225	4.43%	12,080	269	4.49%
Total Loans	$703,845	$16,759	4.79%	$617,512	$15,264	4.98%
Federal funds sold	475	1	0.33%	145	2	2.78%
Interest-bearing deposits in other banks	39,739	92	0.46%	7,053	86	2.46%
Total earning assets (2)	$899,493	$18,900	4.23%	$765,274	$17,524	4.62%
Allowance for loan losses	(5,477)			(5,660)
Total non-earning assets	61,041			48,666
Total assets	$955,057			$808,280

Liabilities and Shareholders’ Equity:
Interest-bearing deposits:
NOW accounts	$101,595	$199	0.39%	$87,817	$231	0.53%
Money market accounts	169,839	562	0.66%	146,431	701	0.97%
Savings accounts	114,080	78	0.14%	104,573	104	0.20%
Time deposits:
$250,000 and more	78,640	743	1.90%	53,875	552	2.07%
Less than $250,000	60,966	399	1.31%	62,915	411	1.32%
Total interest-bearing deposits	$525,120	$1,981	0.76%	$455,611	$1,999	0.88%
Federal funds purchased	1	—	0.40%	2,142	31	2.92%
Federal Home Loan Bank advances	15,385	25	0.33%	—
Total interest-bearing liabilities	$540,506	$2,006	0.75%	$457,753	$2,030	0.89%
Noninterest-bearing liabilities:
Demand deposits	304,306			252,227
Other Liabilities	10,968			8,551
Total liabilities	$855,780			$718,531
Shareholders’ equity	99,277			89,749
Total liabilities and shareholders’ equity	$955,057			$808,280
Net interest income		$16,894			$15,494
Net interest spread			3.48%			3.73%
Interest expense as a percent of average earning assets			0.45%			0.53%
Net interest margin			3.78%			4.08%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.

(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

(3)	Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$8,773	$7,690	$16,712	$15,208
Interest Income - Securities and Other Interest-Earnings Assets	888	1,060	2,056	2,135
Interest Expense - Deposits	879	1,055	1,981	1,999
Interest Expense - Other Borrowings	25	6	25	31
Total Net Interest Income	$8,757	$7,689	$16,762	$15,313
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$24	$28	$47	$56
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	40	60	85	125
Total Tax Benefit on Tax-Exempt Interest Income	$64	$88	$132	$181
Tax-Equivalent Net Interest Income	$8,821	$7,777	$16,894	$15,494
(1) Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets decreased from 4.62% to 4.23% for the six months ended June 30, 2019 and 2020, respectively and from 4.57% to 4.08% for the three months ended June 30, 2020 and 2019, respectively. For those same time periods, the tax-equivalent yield on securities decreased 45 and 58 basis points, respectively. The tax equivalent yield on loans decreased 19 basis points from 4.98% for the six months ended June 30, 2019 to 4.79% for the same time period in 2020. Comparing the three months ended June 30, 2019 and 2020, the tax equivalent yield on loans decreased 22 basis points. The decrease in the tax-equivalent yield on earning assets for the six months ended June 30, 2020 resulted mostly from the decrease in the tax-equivalent yield on loans. The decrease in the yield on loans as compared to the corresponding period in the prior year was primarily due to SBA PPP loans originating at a lower yield than the existing portfolio as well as rate decreases during the latter part of 2019 and early 2020. Additionally, as securities are maturing and being called or sold, the are being replaced with securities at lower rates.

The average rate on interest bearing liabilities decreased 14 basis points from 0.89% for the six months ended June 30, 2019 to 0.75% for the same time period in 2020. For the three months ended June 30, 2019 and 2020, the average rate on interest bearing liabilities decreased 28 basis points. Federal Reserve Bank interest rate decreases during the latter part of 2019 and early 2020 drove a reduction in interest rates paid on deposit accounts, which resulted in a lower yield paid on interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for loan losses for the three months ended June 30, 2020 and 2019 was $752 thousand and $256 thousand, respectively. The provision for loan losses was $655 thousand and $450 thousand for the six months ended June 30, 2020 and 2019, respectively. The provision for the three and six months ended June 30, 2020 resulted mostly from decline in the current state of the economy, by an increase in the qualitative factors within our allowance for loan losses, primarily associated with the current COVID-19 pandemic.

Noninterest Income

Total noninterest income for the six months ended June 30, 2020 and 2019 was $4.1 million and $3.7 million, respectively. Total noninterest income for the three months ended June 30, 2020 and 2019 was $2.4 million and $1.9 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and six months ended June 30, 2020 and 2019, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Income from fiduciary activities	$403	$375	$28	7%	$700	$657	$43	7%
Service charges on deposit accounts	170	282	(112)	(40)%	454	567	(113)	(20)%
Other service charges and fees	1,147	1,192	(45)	(4)%	2,251	2,263	(12)	(1)%
Gain (loss) on sale of securities	529	—	529	NM	529	(3)	532	NM
Gain on disposal of bank premises and equipment	—	—	—	NM	—	120	(120)	NM
Other operating income	173	29	144	497%	178	118	60	51%
Total noninterest income	$2,422	$1,878	$544	29%	$4,112	$3,722	$390	10%

NM - Not Meaningful

Services charges on deposit accounts decreased during both the three and six months ended June 30, 2020 when compared to the same periods in 2019. This decrease is mainly due to decreases in overdraft charges. Reduced overdraft charges can be attributed mostly to changes in customer activity during the COVID-19 pandemic.

Other operating income increased during both the three and six months ended June 30, 2020 when compared to the same periods in 2019. This increase is mainly due to income from Bank Owned Life Insurance (BOLI) investments. During 2020 the Company invested $12 million into BOLI.

Noninterest Expenses

Total noninterest expenses increased $834 thousand or 6.39% for the six months ended June 30, 2020 compared to the same period in 2019. Total noninterest expenses increased $190 thousand or 2.78% for the three months ended June 30, 2020 compared to the same period in 2019 The following table presents the components of noninterest expense for the three and six months ended June 30, 2020 and 2019, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Salaries and employee benefits	$4,373	$3,874	$499	13%	$8,461	$7,416	$1,045	14%
Occupancy expenses	403	401	2	—%	798	829	(31)	(4)%
Equipment expenses	252	217	35	16%	484	419	65	16%
Advertising and marketing expenses	152	249	(97)	(39)%	357	467	(110)	(24)%
Stationary and supplies	34	37	(3)	(8)%	66	66	—	—%
ATM network fees	243	331	(88)	(27)%	485	561	(76)	(14)%
Other real estate owned expense	(3)	1	(4)	NM	(1)	1	(2)	NM
Loss (gain) on other real estate owned	—	70	(70)	NM	(132)	70	(202)	NM
FDIC assessment	41	52	(11)	(21)%	41	105	(64)	(61)%
Computer software expense	161	110	51	46%	281	220	61	28%
Bank franchise tax	176	164	12	7%	350	310	40	13%
Professional fees	317	237	80	34%	671	622	49	8%
Data processing fees	382	303	79	26%	863	543	320	59%
Other operating expenses	483	778	(295)	(38)%	1,165	1,426	(261)	(18)%
Total noninterest expenses	$7,014	$6,824	$190	3%	$13,889	$13,055	$834	6%
NM - Not Meaningful

Salaries and employee benefits increased during the three and six months ended June 30, 2020 over 2019. Annual pay increases, increased benefits expenses and additional bonus/COVID pay for employees that were unable to work remotely during phase 1 of the pandemic have attributed to these increases.

Equipment expenses increased during the three and six months ended June 30, 2020 over 2019. This increase was due to increased depreciation expenses for equipment and computer hardware purchases. The majority of computer hardware purchases were for laptops in order for employees to work remotely during the early phases on the COVID pandemic.

Advertising and marketing expenses decreased during the three and six months ended June 30, 2020 over 2019. This decrease is due to changes in the timing of marketing promotions due to COVID-19.

ATM network fees decreased during the three and six months ended June 30, 2020 over 2019 due to reduced ATM usage. Reduced usage can be attributed mostly to changes in customer activity during the COVID-19 pandemic.

FDIC assessment    decreased during the three and six months ended June 30, 2020 over 2019. The Company received notification of a Small Bank Credit Assessment for approximately $178 thousand during the second quarter of 2019. This credit was received because the Deposit Insurance Fund reserve ratio exceeded the established level as of June 30, 2019. Credits were applied to the successive invoices in 2019 and 2020.

Computer software expenses increased during the three and six months ended June 30, 2020 over 2019. This increase is largely due to the addition of employees as well as the additional software expenses for a significant portion of the staff to work from home during the COVID-19 pandemic.

Bank franchise tax increased during the three and six months ended June 30, 2020 over 2019. This expense increases as capital levels increase.

Data processing fees increased during the three and six months ended June 30, 2020 over 2019. Much of this increase is related to increases in the number of accounts as well as increased activity among the customer base.

Other operating expenses decreased during the three and six months ended June 30, 2020 over 2019. This can be attributed to several factors including reduced off-site training and travel expenses as well as lower levels of non-sufficient fund losses.

The efficiency ratio of the Company was 68.47% and 67.99% for the six months ended June 30, 2020 and 2019, respectively. The efficiency ratio of the Company was 65.45% and 69.95% for the three months ended June 30, 2020 and 2019, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$7,014	$6,824	$13,889	$13,055
Less: Loss (gain) on other real estate owned	—	70	(132)	70
Adjusted noninterest expenses	$7,014	$6,754	$14,021	$12,985

Net interest income	8,757	$7,689	$16,762	$15,313

Noninterest income	2,422	1,878	4,112	3,722
Less: Gain (loss) on sales of securities	529	—	529	(3)
Less: Gain on the sale and disposal of premises and equipment	—	—	—	120
Less: (Loss) on sale of of repossessed assets	(2)	—	—	—
Adjusted noninterest income	$1,895	$1,878	$3,583	$3,605
Tax equivalent adjustment (1)	64	88	132	181
Total net interest income and noninterest income, adjusted	$10,716	$9,655	$20,477	$19,099

Efficiency ratio	65.45%	69.95%	68.47%	67.99%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21% 2020 and 2019.

Income Taxes

Income tax expense was $1.1 million and $833 thousand during the six months ended June 30, 2020 and 2019, respectively. Income tax expense was $594 thousand and $361 thousand during the three months ended June 30, 2020 and 2019, respectively. The effective tax rate was 16.90% and 15.06% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate was 17.40% and 14.52% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by Bank Owned Life Insurance ("BOLI") as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits. The slight variation between three and six month periods can be attributed to higher pre-tax earnings and changes in the amount of nontaxable income which resulted in a lower ratio of nontaxable income to pre-tax income.

FINANCIAL CONDITION

Securities

Total securities available for sale were $145.6 million at June 30, 2020, compared to $165.0 million at December 31, 2019. This represents a decrease of $19.4 million or 11.75%. The Company purchased $25.6 million securities during the six months ended June 30, 2020. The Company had total maturities, calls, and principal repayments of $23.9 million. There were $24.9 million sales during the six months ended June 30, 2020. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2020. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2020 and December 31, 2019. The Company had a net unrealized gain on available for sale securities of $4.9 million at June 30, 2020 as compared to a net unrealized gain of $1.8 million at December 31, 2019. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $788.9 million and $644.8 million at June 30, 2020 and December 31, 2019, respectively. This represents an increase of $144.17 million or 22.36% during the six months ended June 30, 2020. The ratio of gross loans to deposits increased slightly during the six months ended June 30, 2020 from 83.57% at December 31, 2019 to 86.90% at June 30, 2020. Strong loan growth during the second quarter allowed the ratio of gross loans to deposits to increase. Loan growth excluding SBA PPP loans during the six months ended June 30, 2020 was $56.2 million or 8.7%. SBA PPP loans originated during the second quarter of 2020 and outstanding as of June 30, 2020 were $87.9 million.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2020 and December 31, 2019.

Residential real estate loans were $254.9 million or 32.31% and $234.0 million or 36.29% of total loans at June 30, 2020 and December 31, 2019, respectively. Commercial real estate loans were $312.4 million or 39.59% and $286.6 million or 44.45% of total loans at June 30, 2020 and December 31, 2019, respectively, representing an increase of $25.8 million or 8.98% during the six months ended June 30, 2020. Construction, land development, and farmland loans were $59.6 million or 7.55% and $56.5 million or 8.76% of total loans at June 30, 2020 and December 31, 2019, respectively, representing an increase of $3.1 million or 5.48% during the six months ended June 30, 2020. Consumer installment loans were $16.5 million or 2.09% and $9.5 million or 1.48% of total loans at June 30, 2020 and December 31, 2019, respectively. Commercial and industrial loans were $134.2 million or 17.01% and $46.5 million or 7.22% of total loans at June 30, 2020 and December 31, 2019, respectively, representing an increase of $87.7 million or 188.40% during the six months ended June 30, 2020. During the six months ended June 30, 2020, loan growth was mainly concentrated in commercial and industrial loans, resulting from SBA PPP loan originations.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2020 and 2019 and the year ended December 31, 2019. Charged-off loans were $143 thousand and $970 thousand for the six months ended June 30, 2020 and 2019, respectively. Recoveries were $880 thousand and $99 thousand for the six months ended June 30, 2020 and 2019, respectively. This resulted in net recoveries of $737 thousand and net charge-offs of $871 thousand for the six months ended June 30, 2020 and 2019, respectively. The Company collected a $459 thousand recovery during the first quarter of 2020 related to an $850 thousand commercial and industrial loan charge-off in 2019. The allowance for loan losses as a percentage of loans was 0.81% at June 30, 2020 and 0.77% at December 31, 2019. Excluding outstanding PPP loans of $87.9 million as of June 30, 2020, the allowance for loan losses as a percentage of total loans was 0.91%. The main reason for the increase in the ratio from December 31, 2019 was the economic effects of the COVID-19 pandemic during the six months ended June 30, 2020. The allowance for loan losses was 150.18% of nonperforming loans at June 30, 2020 and 227.59% of nonperforming loans at December 31, 2019. All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans increased from 0.73% at December 31, 2019 to 0.78% at June 30, 2020. This increase is largely due to the increase in the qualitative economic factor given the decline in the economy surrounding COVID-19 as well as consideration of other qualitative risk factors impacted by the pandemic. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing. Nonperforming loans increased by $2.7 million during the six months ended June 30, 2020. Nonaccrual loans were $4.2 million and $2.2 million at June 30, 2020 and December 31, 2019. Several larger dollar loans were placed in nonaccrual status during the second quarter of 2020. The majority of these loans are in the commercial real estate portfolio and have had cash flows negatively impacted by the COVID-19 pandemic. OREO was $442 thousand and $183 thousand at June 30, 2020 and December 31, 2019, respectively. The Company held one property in OREO with an average balance of $442 thousand at June 30, 2020. The Company held one property in OREO with an average balance of $183 thousand at December 31, 2019. The percentage of nonperforming assets to loans and OREO was 0.68% at June 30, 2020 and 0.37% at December 31, 2019, respectively. There were $665 thousand and zero in loans past due 90 days or more and still accruing interest at June 30, 2020 and December 31, 2019, respectively.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, decreased to $3.4 million at June 30, 2020 compared to $3.8 million at December 31, 2019.

During the six months ended June 30, 2020, the Bank placed six loans with an outstanding balance of $2.8 million on nonaccrual status. A portion of these loans were already considered impaired at December 31, 2019 and therefore did not cause a significant increase in the balance of impaired loans as of June 30, 2020. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2020, the Company had $2.7 million in restructured loans with specific allowances totaling $73 thousand. At December 31, 2019, the Company had $3.0 million in restructured loans with specific allowances totaling $103 thousand. At June 30, 2020 and December 31, 2019, total restructured loans performing under the restructured terms and accruing interest were $2.6 million. Three loans, totaling $145 thousand, were in nonaccrual status at June 30, 2020. Four loans, totaling $401 thousand, were in nonaccrual status at December 31, 2019. As noted in Note 6 to the consolidated financial statements the Bank modified a significant number of loans during the first and second quarter of 2020 to allow for short-term payment deferrals. These loans were not considered TDRs based on the provisions of the CARES Act and interagency guidance issued.

Deposits

Total deposits were $907.9 million and $771.5 million at June 30, 2020 and December 31, 2019, respectively. This represents an increase of $136.4 million or 17.67% during the six months ended June 30, 2020. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2020 and December 31, 2019. The growth in deposits mainly reflected PPP loan proceeds being deposited into customers’ accounts at the time the loans were originated and remaining on deposit as of June 30, 2020. Deposit growth, net of SBA PPP loan proceeds, was $48.5 million or 6.3%.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $82.4 million or 30.60% from $269.2 million at December 31, 2019 to $351.5 million at June 30, 2020. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $53.3 million or 14.63% from $364.2 million at December 31, 2019 to $417.5 million at June 30, 2020. Savings and interest-bearing demand deposits included $31.8 million and $27.0 million in reciprocal ICS deposits at June 30, 2020 and December 31, 2019, respectively. Time deposits increased $707 thousand or 0.51% from $138.2 million at December 31, 2019 to $138.9 million at June 30, 2020.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2020 was $101.6 million, reflecting a percentage of total assets of 9.93%, as compared to $96.3 million and 10.98% at December 31, 2019. During the six months ended June 30, 2019 and 2020, the Company declared dividends of $0.49 and $0.52 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.
At June 30, 2020, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities and changes in the benefit obligations and plan assets for the post retirement benefit plan. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.
For capital adequacy purposes financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The Bank's institution specific capital conservation buffer at June 30, 2020 and December 31, 2019 was 5.62% and 6.40%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Bank's Tier 1 common risk-based capital ratio was 12.75% at June 30, 2020 as compared to 13.65% at December 31, 2019. The Bank’s Tier 1 risk-based capital ratio was 12.75% at June 30, 2020 as compared to 13.65% at December 31, 2019. The Bank’s total risk-based capital ratio was 13.62% at June 30, 2020 as compared to 14.40% at December 31, 2019. The Bank’s Tier 1 capital to average total assets ratio was 9.34% at June 30, 2020 as compared to 10.61% at December 31, 2019. Through July 31, 2020, the Bank's capital ratios continued to exceed the regulatory minimums for well-capitalized institutions. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may fluctuate in future periods due to the effects of the pandemic and limit our ability to pay dividends.
On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio will be reduced to 8 percent beginning in the second quarter and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was available for banks to use in their March 31, 2020, Call Report. The Company did not opt into the CBLR framework as of June 30, 2020.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2020, liquid assets totaled $280.5 million as compared to $290.3 million at December 31, 2019. These amounts represent 30.44% and 37.17% of total liabilities at June 30, 2020 and December 31, 2019, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. In April, 2020, the Federal Reserve initiated the Payment Protection Program Liquidity Facility ("PPPLF"), which is designed to facilitate lending by financial institutions to small businesses under the PPP. Only PPP loans are eligible to serve as collateral for the PPPLF. Although approved to use the PPPLF, as of June 30, 2020, the Company had not borrowed any funds via the PPPLF. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. Our liquidity, while significant, may fluctuate in future periods due to the effects of the pandemic, funding of SBA PPP loans and deferral of loan payments.

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

Item 4.        Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The extent to which the pandemic impacts our business, liquidity, financial condition and operations will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, its duration and severity, the actions to contain it or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. In addition, the rapidly changing and unprecedented nature of COVID-19 heightens the inherent uncertainty of forecasting future economic conditions and their impact on our loan portfolio, thereby increasing the risk that the assumptions, judgments and estimates used to determine the allowance for loan losses and other estimates are incorrect. Further, our loan deferral program could delay or make it difficult to identify the extent of asset quality deterioration during the deferral period. As a result of these and other conditions, the ultimate impact of the pandemic is highly uncertain and subject to change, and we cannot predict the full extent of the impacts on our business, our operations or the global economy as a whole. To the extent any of the foregoing risks or other factors that develop as a result of COVID-19 materialize, it could exacerbate the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, or otherwise materially and adversely affect our business, liquidity, financial condition and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the second quarter of 2020 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 17, 2020. The Program has an expiration date of June 30, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan

April 1 - April 30, 2020	—	$—	—	102,453
May 1 - May 31, 2020	—	—	—	102,453
June 1 - June 30, 2020	—	—	—	102,453
	—	$—	—	102,453

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

101
The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quartet ended June 30, 2020 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of August 2020.
Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer