Form 10-Q
period 2020-09-30
EAGLE FINANCIAL SERVICES INC
filed 2020-11-06
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of October 29, 2020 was 3,416,013.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$9,755	$10,920
Interest-bearing deposits with other institutions	54,019	22,487
Federal funds sold	270	252
Total cash and cash equivalents	64,044	33,659
Securities available for sale, at fair value	152,420	165,003
Restricted investments	1,268	1,197
Loans	805,701	644,760
Allowance for loan losses	(6,661)	(4,973)
Net Loans	799,040	639,787
Bank premises and equipment, net	18,906	19,297
Other real estate owned, net of allowance	442	183
Other assets	37,140	18,194
Total assets	$1,073,260	$877,320
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$379,198	$269,171
Savings and interest bearing demand deposits	446,687	364,175
Time deposits	129,353	138,198
Total deposits	$955,238	$771,544
Other liabilities	14,139	9,450
Total liabilities	$969,377	$780,994
Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2020, 3,416,013 including 27,078 shares of unvested restricted stock; issued and outstanding 2019, 3,430,103 including 18,488 shares of unvested restricted stock	8,472	8,529
Surplus	10,862	11,406
Retained earnings	80,907	74,909
Accumulated other comprehensive income	3,642	1,482
Total shareholders’ equity	$103,883	$96,326
Total liabilities and shareholders’ equity	$1,073,260	$877,320

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and Dividend Income
Interest and fees on loans	$9,312	$8,022	$26,024	$23,230
Interest and dividends on securities available for sale:
Taxable interest income	660	750	2,270	2,295
Interest income exempt from federal income taxes	142	204	461	673
Dividends	28	16	62	49
Interest on deposits in banks	8	91	100	177
Interest on federal funds sold	—	1	1	3
Total interest and dividend income	$10,150	$9,084	$28,918	$26,427
Interest Expense
Interest on deposits	683	1,123	2,664	3,122
Interest on federal funds purchased	—	—	—	31
Interest on Federal Home Loan Bank advances	—	9	25	9
Total interest expense	$683	$1,132	$2,689	$3,162
Net interest income	$9,467	$7,952	$26,229	$23,265
Provision for Loan Losses	100	117	755	567
Net interest income after provision for loan losses	$9,367	$7,835	$25,474	$22,698
Noninterest Income
Income from fiduciary activities	$381	$369	$1,081	$1,026
Service charges on deposit accounts	220	307	674	874
Other service charges and fees	1,251	1,465	3,502	3,728
Gain (loss) on sale of securities	158	(4)	687	(7)
Gain on disposal of bank premises and equipment	—	17	—	137
Other operating income	206	65	384	183
Total noninterest income	$2,216	$2,219	$6,328	$5,941
Noninterest Expenses
Salaries and employee benefits	$4,739	$4,120	$13,200	$11,536
Occupancy expenses	414	386	1,212	1,215
Equipment expenses	282	206	766	625
Advertising and marketing expenses	152	190	509	657
Stationery and supplies	28	49	94	115
ATM network fees	252	265	737	826
Other real estate owned expense	(3)	51	(4)	52
Loss (gain) on other real estate owned	—	377	(132)	447
FDIC assessment	75	36	116	141
Computer software expense	200	114	481	334
Bank franchise tax	178	173	528	483
Professional fees	188	205	859	827
Data processing fees	301	363	1,164	906
Other operating expenses	659	876	1,824	2,302
Total noninterest expenses	$7,465	$7,411	$21,354	$20,466
Income before income taxes	$4,118	$2,643	$10,448	$8,173
Income Tax Expense	712	412	1,782	1,245
Net income	$3,406	$2,231	$8,666	$6,928
Earnings Per Share
Net income per common share, basic	$0.99	$0.65	$2.53	$2.01
Net income per common share, diluted	$0.99	$0.65	$2.53	$2.01

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$3,406	$2,231	$8,666	$6,928
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($78) and $57 for the three months ended, respectively and $574 and $853 for the nine months ended, respectively	(295)	214	2,160	3,208
Total other comprehensive (loss) income	(295)	214	2,160	3,208
Total comprehensive income	$3,111	$2,445	$10,826	$10,136

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2018	$8,573	$11,992	$68,587	$(1,553)	$87,599
Net income			2,571		2,571
Other comprehensive income				1,690	1,690
Vesting of restricted stock awards, stock incentive plan (10,000 shares)	25	(25)			—
Stock-based compensation expense		86			86
Issuance of common stock, dividend investment plan (3,685 shares)	9	107			116
Repurchase and retirement of common stock (1,500 shares)	(3)	(44)			(47)
Dividends declared ($0.24 per share)			(830)		(830)
March 31, 2019	$8,604	$12,116	$70,328	$137	$91,185
Net income			2,126		2,126
Other comprehensive income				1,304	1,304
Stock-based compensation expense		116			116
Issuance of common stock, dividend investment plan (5,708 shares)	15	164			179
Issuance of common stock, employee benefit plan (4,064 shares)	10	128			138
Repurchase and retirement of common stock (43,555 shares)	(110)	(1,341)			(1,451)
Dividends declared ($0.25 per share)			(855)		(855)
June 30, 2019	$8,519	$11,183	$71,599	$1,441	$92,742
Net income			2,231		2,231
Other comprehensive income				214	214
Vesting of restricted stock awards, stock incentive plan (2,400 shares)	6	(6)			—
Stock-based compensation expense		217			217
Issuance of common stock, dividend investment plan (2,808 shares)	7	78			85
Dividends declared ($0.25 per share)			(859)		(859)
September 30, 2019	$8,532	$11,472	$72,971	$1,655	$94,630
December 31, 2019	$8,529	$11,406	$74,909	$1,482	96,326
Net income			2,441		2,441
Other comprehensive income				2,816	2,816
Vesting of restricted stock awards, stock incentive plan (9,933 shares)	25	(25)			—
Stock-based compensation expense		114			114
Issuance of common stock, dividend investment plan (3,514 shares)	9	102			111
Repurchase and retirement of common stock (38,614 shares)	(97)	(1,019)			(1,116)
Dividends declared ($0.26 per share)			(893)		(893)
March 31, 2020	$8,466	$10,578	$76,457	$4,298	$99,799
Net income			2,819		2,819
Other comprehensive (loss)				(361)	(361)
Stock-based compensation expense		114			114
Issuance of common stock, employee benefit plan (2,761 shares)	7	79			86
Dividends declared ($0.26 per share)			(888)		(888)
June 30, 2020	$8,473	$10,771	$78,388	$3,937	$101,569
Net income			3,406		3,406
Other comprehensive (loss)				(295)	(295)
Stock-based compensation expense		166			166
Vesting of restricted stock awards, stock incentive plan (3,305 shares)	8	(8)			—
Issuance of common stock, dividend investment plan (5,085 shares)	13	117			130
Issuance of common stock, employee benefit plan (3,710 shares)	9	110			119
Repurchase and retirement of common stock (12,374 shares)	(31)	(294)			(325)
Dividends declared ($0.26 per share)			(887)		(887)
September 30, 2020	$8,472	$10,862	$80,907	$3,642	$103,883

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$8,666	$6,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	772	701
Amortization of other assets	313	268
Provision for loan losses	755	567
(Gain) loss on other real estate owned	(132)	447
(Gain) on the sale and disposal of premises and equipment	—	(137)
Loss on the sale of repossessed assets	3	—
(Gain) loss on the sale of securities	(687)	7
Stock-based compensation expense	394	419
Premium amortization on securities, net	554	344
Changes in assets and liabilities:
(Increase) in other assets	(3,776)	(1,858)
Increase in other liabilities	648	601
Net cash provided by operating activities	$7,510	$8,287
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$37,017	$16,864
Proceeds from the sale of securities available for sale	28,323	12,349
Purchases of securities available for sale	(49,890)	(18,934)
Proceeds from the sale of restricted investments	2,125	—
Purchases of restricted investments	(2,196)	(452)
Purchases of bank-owned life insurance	(12,000)	—
Purchases of bank premises and equipment	(381)	(1,124)
Proceeds from the sale of bank premises and equipment	—	279
Proceeds from the sale of other real estate owned	183	36
Proceeds from the sale of repossessed assets	43	16
Net (increase) in loans	(160,380)	(33,419)
Net cash (used in) investing activities	$(157,156)	$(24,385)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$192,539	$25,956
Net (decrease) increase in time deposits	(8,845)	6,339
Net (decrease) in federal funds purchased	—	(1,871)
Net increase in Federal Home Loan Bank advances	—	10,000
Issuance of common stock, employee benefit plan	205	138
Repurchase and retirement of common stock	(1,441)	(1,498)
Cash dividends paid	(2,427)	(2,163)
Net cash provided by financing activities	$180,031	$36,901
Increase in cash and cash equivalents	$30,385	$20,803
Cash and Cash Equivalents
Beginning	33,659	18,353
Ending	$64,044	$39,156
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$2,752	$3,132
Income taxes	$1,792	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$2,734	$4,061
Other real estate and repossessed assets acquired in settlement of loans	$372	$834
Issuance of common stock, dividend investment plan	$241	$380
Lease liabilities arising from right-of-use assets	$549	$3,745

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2020

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2020 and December 31, 2019, the results of operations and the changes in stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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

Risks and Uncertainties

The novel coronavirus (“COVID-19”) spread rapidly across the world in the first quarter of 2020 and was declared a pandemic by the World Health Organization. The government and private sector responses to contain its spread have significantly affected our operations to date and likely will continue to adversely affect our operations in subsequent quarters, although such effects may vary significantly. The duration and extent of the effects over the longer term are dependent on future developments and cannot be reasonably estimated at this time. The risks and uncertainties resulting from the pandemic will most likely affect the future earnings, cash flows and financial condition of the Company.  These uncertainties primarily include the nature and duration of the financial effects felt by our customers and the ability of those customers to fulfill their financial obligations to the Company, operational disruptions, the Company’s ability to generate demand for non-loan related products and services, as well as the potential decline of real estate values resulting from market disruption which may impair the recorded values of collateral-dependent loans and other real estate owned.  Further, these factors, in addition to those present in local economies throughout the U.S. may necessitate impairment charges for our non-agency debt securities. Accordingly, estimates used in the preparation of our financial statements may be subject to significant adjustments in future periods due to the unprecedented and rapidly evolving nature of the pandemic.  The greater the duration and severity of the pandemic, the more likely that estimates will be materially impacted by its effects.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date.  The Company's policy is to recognize forfeitures as they occur.  As of September 30, 2020, there was $255 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	18,488	$30.39	16,701	$29.72
Granted	21,828	28.83	22,488	30.69
Vested	(13,238)	30.14	(12,400)	29.54
Forfeited	—	—	—	—
Nonvested, end of period	27,078	$29.25	26,789	$30.62

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2020 and 2019. During 2020 and 2019, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average number of common shares outstanding	3,413,304	3,436,660	3,420,002	3,439,980
Effect of dilutive common stock	—	—	—	—
Average number of common shares outstanding used to calculate diluted earnings per share	3,413,304	3,436,660	3,420,002	3,439,980

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2020 and December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2020
	(in thousands)
Obligations of U.S. government corporations and agencies	$16,579	$1,055	$—	$17,634
Mortgage-backed securities	102,786	2,135	(74)	104,847
Obligations of states and political subdivisions	27,999	1,440	—	29,439
Corporate securities	500	—	—	500
	$147,864	$4,630	$(74)	$152,420

	December 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,917	$363	$(94)	$22,186
Mortgage-backed securities	107,410	966	(215)	108,161
Obligations of states and political subdivisions	33,854	858	(56)	34,656
	$163,181	$2,187	$(365)	$165,003

During the nine months ended September 30, 2020, the Company sold $28.3 million available for sale securities recognizing $687 thousand in gross gains and no gross losses. During the nine months ended September 30, 2019, the Company sold $12.3 million of available for sale securities for gross gains of $37 thousand and $44 thousand in gross losses.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2020 and December 31, 2019 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2020
(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	7,166	74	—	—	7,166	74
Obligations of states and political subdivisions	—	—	—	—	—	—
Corporate securities	—	—	—	—	—	—
	$7,166	$74	$—	$—	$7,166	$74

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$5,466	$91	$1,997	$3	$7,463	$94
Mortgage-backed securities	19,509	176	5,271	39	24,780	215
Obligations of states and political subdivisions	3,127	49	923	7	4,050	56
	$28,102	$316	$8,191	$49	$36,293	$365

Gross unrealized losses on available for sale securities included two (2) and twenty-eight (28) debt securities at September 30, 2020 and December 31, 2019, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2020 and December 31, 2019 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages.  The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements.

Securities having a carrying value of $3.1 million at September 30, 2020 were pledged as security for public deposits.

The composition of restricted investments at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	784	713
Community Bankers’ Bank Stock	140	140
	$1,268	$1,197

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at September 30, 2020 and December 31, 2019 was as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$47,243	$42,561
Secured by farmland	15,745	13,917
Secured by 1-4 family residential properties	247,114	219,580
Multifamily	21,583	14,415
Commercial	312,448	286,600
Commercial and industrial loans	134,233	46,543
Consumer installment loans	16,166	9,541
All other loans	10,947	12,050
Total loans	$805,479	$645,207
Net deferred loan (costs) fees	222	(447)
Allowance for loan losses	(6,661)	(4,973)
	$799,040	$639,787

Changes in the allowance for loan losses for the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019 were as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2020	2019	2019
		(in thousands)
Balance, beginning	$4,973	$5,456	$5,456
Provision charged to operating expense	755	629	567
Recoveries added to the allowance	1,097	201	150
Loan losses charged to the allowance	(164)	(1,313)	(1,282)
Balance, ending	$6,661	$4,973	$4,891

Nonaccrual and past due loans by class at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$134,233	$134,233	$—	$—
Commercial Real Estate:
Owner Occupied	50	157	—	207	163,247	163,454	—	1,253
Non-owner occupied	—	125	—	125	148,869	148,994	—	1,782
Construction and Farmland:
Residential	—	—	—	—	11,356	11,356	—	—
Commercial	—	—	187	187	51,445	51,632	—	187
Consumer:
Installment	1	—	—	1	16,165	16,166	—	6
Residential:
Equity Lines	—	12	—	12	30,513	30,525	—	47
Single family	177	322	442	941	215,648	216,589	—	1,011
Multifamily	—	—	—	—	21,583	21,583	—	—
All Other Loans	—	—	—	—	10,947	10,947	—	—
Total	$228	$616	$629	$1,473	$804,006	$805,479	$—	$4,286

	December 31, 2019
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$47	$—	$32	$79	$46,464	$46,543	$—	$32
Commercial Real Estate:
Owner Occupied	1,078	—	—	1,078	147,879	148,957	—	320
Non-owner occupied	—	—	—	—	137,643	137,643	—	329
Construction and Farmland:
Residential	—	—	—	—	7,867	7,867	—	—
Commercial	—	—	187	187	48,424	48,611	—	187
Consumer:
Installment	55	6	—	61	9,480	9,541	—	8
Residential:
Equity Lines	121	—	—	121	33,127	33,248	—	65
Single family	471	541	1,251	2,263	184,069	186,332	—	1,244
Multifamily	—	—	—	—	14,415	14,415	—	—
All Other Loans	—	—	—	—	12,050	12,050	—	—
Total	$1,772	$547	$1,470	$3,789	$641,418	$645,207	$—	$2,185

Allowance for loan losses by segment at September 30, 2020 and December 31, 2019 were as follows:

	As of and For the Nine Months Ended
	September 30, 2020
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Charge-Offs	—	—	—	(49)	(83)	(32)	—	(164)
Recoveries	5	257	302	496	30	7	—	1,097
Provision	755	315	(763)	220	213	129	(114)	755
Ending balance	$1,206	$2,173	$1,530	$1,232	$214	$224	$82	$6,661
Ending balance: Individually evaluated for impairment	$102	$152	$76	$—	$—	$—	$—	$330
Ending balance: collectively evaluated for impairment	$1,104	$2,021	$1,454	$1,232	$214	$224	$82	$6,331
Loans:
Ending balance	$62,988	$268,697	$312,448	$134,233	$16,166	$10,947	$—	$805,479
Ending balance individually evaluated for impairment	$226	$3,906	$3,034	$165	$19	$—	$—	$7,350
Ending balance collectively evaluated for impairment	$62,762	$264,791	$309,414	$134,068	$16,147	$10,947	$—	$798,129

	December 31, 2019
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Charge-Offs	—	(406)	—	(850)	(5)	(52)	—	(1,313)
Recoveries	8	72	20	52	26	23	—	201
Provision	(145)	147	(17)	444	(20)	52	168	629
Ending balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Ending balance: Individually evaluated for impairment	$100	$51	$149	$—	$—	$—	$—	$300
Ending balance: collectively evaluated for impairment	$346	$1,550	$1,842	$565	$54	$120	$196	$4,673
Loans:
Ending balance	$56,478	$233,995	$286,600	$46,543	$9,541	$12,050	$—	$645,207
Ending balance individually evaluated for impairment	$433	$3,681	$3,053	$228	$8	$—	$—	$7,403
Ending balance collectively evaluated for impairment	$56,045	$230,314	$283,547	$46,315	$9,533	$12,050	$—	$637,804

Beginning with the three months ended September 30, 2020, the Company changed its allowance methodology for the risk scale used in calculating the environmental factors portion of the general reserves assigned to unimpaired credits. During this quarter, management determined it necessary to adjust each of the risk scores assigned to all nine current environmental factors due to changes that had occurred both internally and outside of the Company that have an impact on payment defaults, collateral values, risk ratings, etc. Management also determined it necessary to adjust the loss history period from 28 quarters to 12 quarters. The Company believes that the revised risk scale and loss history period is more indicative of the losses and risks inherent in the portfolio.

The following table represents the effect on the loan loss provision for the nine months ended September 30, 2020  as a result of the change in allowance methodology from that used in prior periods.

(in thousands)	Calculated Provision (Recovery) Based on Current Methodology	Calculation Provision (Recovery) Based on Prior Methodology	Difference
Portfolio Segment:
Construction and Farmland	$755	$89	$666
Residential Real Estate	315	363	(48)
Commercial Real Estate	(763)	197	(960)
Commercial	220	(371)	591
Consumer	213	126	87
All Other Loans	129	24	105
Total	$869	$428	$441

Impaired loans by class as of and for the periods ended September 30, 2020 and December 31, 2019 were as follows:

	As of
	September 30, 2020
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$274	$165	$—	$197	$13
Commercial Real Estate:
Owner Occupied	1,295	1,252	—	1,279	18
Non-owner occupied	285	197	—	232	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	47	39	—	42	2
Consumer:
Installment	20	19	—	23	1
Residential
Equity lines	273	47	—	49	—
Single family	2,525	2,279	—	2,396	50
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,719	$3,998	$—	$4,218	$84
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	1,596	1,584	76	1,585	20
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	187	187	102	187	—
Consumer:
Installment	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	1,613	1,596	152	1,606	28
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,396	$3,367	$330	$3,378	$48
Total:
Commercial	$274	$165	$—	$197	$13
Commercial Real Estate	3,176	3,033	76	3,096	38
Construction and Farmland	234	226	102	229	2
Consumer	20	19	—	23	1
Residential	4,411	3,922	152	4,051	78
Other	—	—	—	—	—
Total	$8,115	$7,365	$330	$7,596	$132

(1)

Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $15 thousand at September 30, 2020.

	As of
	December 31, 2019
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

Credit quality information by class at September 30, 2020 and December 31, 2019 was as follows:

	As of
	September 30, 2020
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$129,431	$4,569	$216	$17	$—	$—	$134,233
Commercial Real Estate:
Owner Occupied	124,878	29,265	8,059	1,252	—	—	163,454
Non-owner occupied	85,311	42,235	19,667	1,781	—	—	148,994
Construction and Farmland:
Residential	9,257	2,099	—	—	—	—	11,356
Commercial	19,301	27,477	4,571	283	—	—	51,632
Residential:
Equity Lines	30,353	125	—	37	10	—	30,525
Single family	193,335	17,859	2,357	2,908	130	—	216,589
Multifamily	14,682	4,935	1,966	—	—	—	21,583
All other loans	8,586	—	2,361	—	—	—	10,947
Total	$615,134	$128,564	$39,197	$6,278	$140	$—	$789,313

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$16,165	$1

	As of
	December 31, 2019
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$42,578	$3,815	$105	$45	$—	$—	$46,543
Commercial Real Estate:
Owner Occupied	103,958	38,989	5,654	356	—	—	148,957
Non-owner occupied	103,909	25,939	5,866	1,929	—	—	137,643
Construction and Farm land:
Residential	5,094	2,773	—	—	—	—	7,867
Commercial	17,018	30,661	437	495	—	—	48,611
Residential:
Equity Lines	32,295	889	—	42	22	—	33,248
Single family	162,195	19,427	2,347	2,225	138	—	186,332
Multifamily	11,714	1,337	998	366	—	—	14,415
All other loans	11,963	40	47	—	—	—	12,050
Total	$490,724	$123,870	$15,454	$5,458	$160	$—	$635,666

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	9,480	61

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

There were sixteen (16) TDR loans totaling $2.8 million at September 30, 2020.  At December 31, 2019, there were eighteen (18) TDR loans totaling $3 million.  Two loans, totaling $126 thousand, were in nonaccrual status at September 30, 2020.  Four loans, totaling $401 thousand, were in nonaccrual status at December 31, 2019. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2020 or December 31, 2019.

During the first nine months of 2020, the Company had approved 251 deferrals of interest and/or principal payments with respect to loan balances totaling approximately $134.0 million for its customers experiencing hardships related to COVID-19. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019.  As such, they were not considered troubled debt restructurings based on the relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act and recent interagency regulatory guidance.  As of September 30, 2020, 231 of these loans with loan balances totaling approximately $97.9 million had begun making payments on their loans after the end of the deferral period. The majority of the remainder of these loans are still in their original deferral period, have been granted an additional deferral or have paid off.

The following tables set forth information on the Company’s troubled debt restructurings by class of loans occurring during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company classified no additional loans as troubled debt restructurings.

	Three Months Ended
	September 30, 2020
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$13	$13
Residential:
Single family	3	931	935
Total	4	$944	$948

	Nine Months Ended
	September 30, 2020
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$13	$13
Residential:
Single family	3	931	935
Total	4	$944	$948

During the three and nine months ended September 30, 2020, the Company restructured one consumer installment loan and one residential single-family loan by granting three 90-day payment deferment periods.  During the same time periods, the Company restructured one single-family residential loan by reducing the payments due for a period of time and restructured another single-family residential loan by allowing a loan policy exception for a high loan-to-value.

There were no payment defaults during the three and nine months ended September 30, 2020 for TDRs that were restructured within the preceding twelve month period.  There were also no payment defaults during the three months ended September 30, 2019. Payment defaults for the nine months ended September 30, 2019 are detailed in the table below.

	Nine Months Ended
	September 30, 2019
	(in thousands)
	Number of Contracts	Recorded Investment
Residential:
Single family	1	$74
Total	1	$74

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve month period subsequent to the modification.

NOTE  7. Deposits

The composition of deposits at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Noninterest bearing demand deposits	$379,198	$269,171
Savings and interest bearing demand deposits:
NOW accounts	$113,535	$102,337
Money market accounts	203,366	154,133
Regular savings accounts	129,786	107,705
	$446,687	$364,175
Time deposits:
Balances of less than $250,000	$60,302	$59,094
Balances of $250,000 and more	69,051	79,104
	$129,353	$138,198
	$955,238	$771,544

NOTE 8. Leases

On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases (Topic 842)” and all subsequent ASUs that modified Topic 842. The Company elected the prospective application approach provided by ASU 2018-11 and did not adjust prior periods for ASC 842.  The Company also elected certain practical expedients within the standard and consistent with such elections did not reassess whether any expired or existing contracts are or contain leases, did not reassess the lease classification for any expired or existing leases, and did not reassess any initial direct costs for existing leases.  As stated in the Company’s 2019 Form 10-K, the implementation of the new standard resulted in recognition of a right-of-use asset and lease liability of $3.8 million at the date of adoption, which is related to the Company’s lease of premises used in operations. The right-of-use asset and lease liability are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets. During the first quarter of 2020, the Company entered into a long-term lease agreement for a loan production office in Tysons Corner, Virginia.  This resulted in the initial recognition of a right-of-use asset and lease liability of $549 thousand, also reflected in other assets and other liabilities.

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

The Company’s two long-term lease agreements are classified as operating leases.  These leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised.  The lease agreements do not provide for a residual value guarantee and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(dollars in thousands)
	September 30, 2020	December 31, 2019
Lease liabilities	$4,138	$3,680
Right-of-use assets	$4,047	$3,618
Weighted average remaining lease term	18 years	20 years
Weighted average discount rate	3.35%	3.62%

	Nine Months Ended
Lease Cost	September 30, 2020	September 30, 2019
Operating lease cost	$222	$196
Variable lease cost	—	—
Short-term lease cost	12	12
Total lease cost	$234	$208

Cash paid for amounts included in the measurement of lease liabilities	$184	$150

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	September 30, 2020
Twelve months ending September 30, 2021	$293
Twelve months ending September 30, 2022	321
Twelve months ending September 30, 2023	323
Twelve months ending September 30, 2024	326
Twelve months ending September 30, 2025	387
Thereafter	4,081
Total undiscounted cash flows	$5,731
Discount	(1,593)
Lease liabilities	$4,138

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

		Fair Value Measurements at
		September 30, 2020
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$17,634	$—	$17,634	$—
Mortgage-backed securities	104,847	—	104,847	—
Obligations of states and political subdivisions	29,439	—	29,439	—
Corporate securities	500	—	500	—
Total assets at fair value	$152,420	$—	$152,420	$—

		Fair Value Measurements at
		December 31, 2019
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$22,186	$—	$22,186	$—
Mortgage-backed securities	108,161	—	108,161	—
Obligations of states and political subdivisions	34,656	—	34,656	—
Total assets at fair value	$165,003	$—	$165,003	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

	Quantitative information about Level 3 Fair Value Measurements
	September 30, 2020
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Selling cost	6%	6%

	Quantitative information about Level 3 Fair Value Measurements
	December 31, 2019
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Selling cost	6%	6%

(1)	Unobservable inputs were weighted by the relative fair values of the instruments.

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019:

		Carrying value at
		September 30, 2020
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,031	$—	$—	$3,031
Nonfinancial Assets:
Other real estate owned	442	—	—	442
		Carrying value at
		December 31, 2019
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,075	$—	$—	$3,075
Nonfinancial Assets:
Other real estate owned	183	—	—	183

The carrying value and fair value of the Company’s financial instruments at September 30, 2020 and December 31, 2019 were as follows:

	Fair Value Measurements at
	September 30, 2020
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)	September 30, 2020
	(in thousands)
Financial Assets:
Cash and short-term investments	$64,044	$64,044	$—	$—	$64,044
Securities	152,420	—	152,420	—	152,420
Restricted Investments	1,268	—	1,268	—	1,268
Loans, net	799,040	—	—	791,601	791,601
Accrued interest receivable	3,408	—	3,408	—	3,408
Bank owned life insurance	12,615	—	12,615	—	12,615
Financial Liabilities:
Deposits	$955,238	$—	$955,768	$—	$955,768
Accrued interest payable	79	—	79	—	79

	Fair Value Measurements at
	December 31, 2019
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
	(in thousands)
Financial assets:
Cash and short-term investments	$33,659	$33,659	$—	$—	$33,659
Securities	165,003	—	165,003	—	165,003
Restricted Investments	1,197	—	1,197	—	1,197
Loans, net	639,787	—	—	633,476	633,476
Bank owned life insurance	398	—	398	—	398
Accrued interest receivable	2,237	—	2,237	—	2,237
Financial liabilities:
Deposits	$771,544	$—	$772,111	$—	$772,111
Accrued interest payable	142	—	142	—	142

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

Changes to accumulated other comprehensive income by component are shown in the following tables for the periods indicated:

	Three Months Ended
	September 30,
	2020			2019
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
July 1	$3,893	$44	$3,937	$1,397	$44	$1,441
Other comprehensive (loss) income before reclassifications	(215)	—	(215)	267	—	267
Reclassifications	(158)	—	(158)	4	—	4
Tax effect of current period changes	78	—	78	(57)	—	(57)
Current period changes net of taxes	(295)	—	(295)	214	—	214
September 30	$3,598	$44	$3,642	$1,611	$44	$1,655

	Nine Months Ended
	September 30,
	2020			2019
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$1,438	$44	$1,482	$(1,597)	$44	$(1,553)
Other comprehensive income before reclassifications	3,421	—	3,421	4,054	—	4,054
Reclassifications	(687)	—	(687)	7	—	7
Tax effect of current period changes	(574)	—	(574)	(853)	—	(853)
Current period changes net of taxes	2,160	—	2,160	3,208	—	3,208
September 30	$3,598	$44	$3,642	$1,611	$44	$1,655

For the three months ended September 30, 2020 and 2019, $158 thousand and ($4) thousand, respectively was reclassified out of accumulated other comprehensive income and appeared as a gain (loss) on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $33 thousand and ($1) thousand for the three months ended September 30, 2020 and 2019, respectively.  For the nine months ended September 30, 2020 and 2019, $687 thousand and $(7) thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as gain (loss) on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $144 thousand and ($2) thousand for the nine months ended September 30, 2020 and 2019, respectively.  The tax related to reclassifications is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2020	2019	2019
	(in thousands)
Balance, beginning	$183	$106	$106
Transfer from loans	310	1,151	819
Gain on foreclosures	132	192	192
Sales	(183)	(1,266)	(106)
Valuation adjustments	—	—	(569)
Balance, ending	$442	$183	$442

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Construction and Farmland	$—	$—
Residential Real Estate	—	183
Commercial Real Estate	442	—
Subtotal	$442	$183
Less valuation allowance	—	—
Total	$442	$183

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at September 30, 2020.  There were two consumer mortgage loans totaling $334 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2019.

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

At September 30, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $2.9 million and $3.0 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $446 thousand and $798 thousand at September 30, 2020 and December 31, 2019, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets.  The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the three months ended September 30, 2020 and 2019, the Company recognized amortization expense of $57 thousand. During the nine months ended September 30, 2020 and 2019, the Company recognized amortization expense of $172 thousand.  The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2020 are $311 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the nine months ended September 30, 2020 and 2019, were $244 thousand and $285 thousand, respectively.

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

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects that it will no longer be considered an accelerated filer under this new definition.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting ("ICFR") and include the auditor's opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of ICFR is not required for non-accelerated filers. As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

In March 2020 (Revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At September 30, 2020, the Company had total assets of $1.1 billion, net loans of $799.0 million, total deposits of $955.2 million, and shareholders’ equity of $103.9 million. The Company’s net income was $8.7 million for the nine months ended September 30, 2020.

COVID-19 and Related Response

The COVID-19 crisis has changed our communities, both in the way we live and the way we do business. While circumstances continue to change at a rapid pace, the Company is steadfastly working to meet and exceed the needs of its customers, employees and the communities in which it does business. The Company, while considered an essential business, has implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies reopened as of July 6, 2020, but with enhanced safety features for employees and customers. Our customers also continue to conduct their business via automated teller machines, online banking and our call center. Approximately 50% of our employees are currently working from home with the remaining essential workers showing up every day at our branches and operations centers. In efforts to assist local businesses during this pandemic, the Company has approved 888 Small Business Association Paycheck Protection Program ("SBA PPP") loans, totaling $88.2 million. The Company is also working with local small businesses, consumers and other commercial customers through its loan deferral program whereby customers experiencing hardships due to COVID-19 may be granted a deferral in loan payments for up to six months. During the first nine months of 2020, the Company approved 251 deferrals with loan balances totaling approximately $134.0 million for its customers experiencing hardships related to COVID-19. As of September 30, 2020, 231 loans with loan balances totaling approximately $97.9 million had begun making payments on their loans after the deferral date had passed.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when their occurrence is probable and they can be estimated.  Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance is due to imprecision in the model and for losses that are not directly allocable to a specific loan type within the portfolio. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or general allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2019 Form 10-K, provides additional information related to the allowance for loan losses.

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the effects of the COVID-19 pandemic, including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions;
•

the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future or if the Bank is unable to successfully integrate new branches and other growth opportunities into its existing operations;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the successful management of interest rate risk;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in general economic and business conditions in the Bank’s market area;
•	reliance on the Bank’s management team, including the ability to attract and retain key personnel;
•	changes in interest rates and interest rate policies;
•	maintaining capital levels adequate to support growth;
•	maintaining cost controls and asset qualities as new branches are opened or acquired;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Bank;
•	changing trends in customer profiles and behavior;
•	changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; and
•	other factors described in Item 1A., “Risk Factors,” in this Quarterly Report on Form 10-Q and in the Company’s 2019 Form10-K.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2020 was $8.7 million, an increase of 25.1% or $1.7 million when compared to the same period in 2019.  Net income during the three months ended September 30, 2020 was $3.4 million, an increase of $1.2 million or 52.7% as compared to net income during the three months ended September 30, 2019 of $2.2 million. Earnings per share, basic and diluted were $2.53 and $2.01 for the nine months ended September 30, 2020 and 2019, respectively. Earnings per share, basic and diluted were $0.99 and $0.65 for the three months ended September 30, 2020 and 2019, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2020 and 2019 was 1.18% and 1.13%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2020 and 2019 was 11.54% and 10.17%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $26.2 million and $23.3 million for the nine months ended September 30, 2020 and 2019, respectively, which represents an increase of $2.9 million or 12.7%. Net interest income was $9.5 million and $8.0 million for the three months ended September 30, 2020 and 2019, respectively, which represents an increase of $1.5 million or 19.0%. Despite the decline in the interest rate environment, net interest income increased due to the increase in the average balance of the loan portfolio. Average interest earning assets increased $151.2 million when comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2020 while the average yield on earning assets decreased by 41 basis points over that same period.  This decrease in yield can be attributed to SBA PPP loans as well as the current interest rate environment. During the nine months ended September 30, 2020, the Company originated $88.2 million in these loans which are lower yielding than the existing portfolio's yield.

Total interest income was $28.9 million and $26.4 million for the nine months ended September 30, 2020 and 2019, respectively, which represents an increase of $2.5 million or 9.4%. Total interest income was $10.2 million and $9.1 million for the three months ended September 30, 2020 and 2019, respectively, which represents an increase of $1.1 million or 11.7%. The increase in interest income was driven by an increase in the average balance of the loan portfolio partially offset by the overall decrease in the interest rate environment during the reported time periods. As stated in the paragraph above, SBA PPP loans originated at a lower yield than the existing portfolio have contributed to this decrease in yield. Total interest expense was $2.7 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively. Total interest expense was $683 thousand and $1.1 million for the three months ended September 30, 2020 and 2019, respectively, which represents a decrease of $449 thousand or 39.7%. The decrease in interest expense resulted from the reduction in interest rates paid on deposit accounts.

The net interest margin was 3.81% and 4.06% for the nine months ended September 30, 2020 and 2019, respectively. The net interest margin was 3.86% and 4.01% for the three months ended September 30, 2020 and 2019, respectively. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2020 and 2019.

Given the expectation of continued low interest rates and a flat yield curve, net interest income and net interest margin could experience continued pressure.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	September 30, 2020			September 30, 2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$122,761	$688	2.23%	$112,368	$766	2.70%
Tax-Exempt (1)	21,374	180	3.35%	29,489	258	3.47%
Total Securities	$144,135	$868	2.40%	$141,857	$1,024	2.86%
Loans:
Taxable	784,302	9,226	4.68%	622,738	7,917	5.04%
Non-accrual	4,229	—	—%	2,767	—	—%
Tax-Exempt (1)	9,873	109	4.40%	11,757	133	4.48%
Total Loans	$798,404	$9,335	4.65%	$637,262	$8,050	5.01%
Federal funds sold	254	—	0.07%	248	1	2.01%
Interest-bearing deposits in other banks	42,740	8	0.07%	17,725	91	2.04%
Total earning assets (2)	$981,304	$10,211	4.14%	$794,325	$9,166	4.58%
Allowance for loan losses	(6,520)			(5,092)
Total non-earning assets	71,375			49,838
Total assets	$1,046,159			$839,071

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$112,267	$78	0.28%	$88,400	$110	0.49%
Money market accounts	189,033	191	0.40%	156,715	412	1.04%
Savings accounts	128,009	23	0.07%	104,785	53	0.20%
Time deposits:
$250,000 and more	76,072	249	1.30%	60,146	323	2.13%
Less than $250,000	60,096	142	0.94%	61,289	225	1.45%
Total interest-bearing deposits	$565,477	$683	0.48%	$471,335	$1,123	0.95%
Federal funds purchased	—	—	—%	48	—	2.60%
Federal Home Loan Bank advances	—	—	—%	5,538	9	0.62%
Total interest-bearing liabilities	$565,477	$683	0.48%	$476,921	$1,132	0.94%
Noninterest-bearing liabilities:
Demand deposits	364,473			257,664
Other Liabilities	13,664			10,697
Total liabilities	$943,614			$745,282
Shareholders' equity	102,545			93,789
Total liabilities and shareholders' equity	$1,046,159			$839,071

Net interest income		$9,528			$8,034

Net interest spread			3.66%			3.64%
Interest expense as a percent of
average earning assets			0.28%			0.57%
Net interest margin			3.86%			4.01%

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	September 30, 2020			September 30, 2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$130,745	$2,332	2.38%	$110,476	$2,344	2.84%
Tax-Exempt (1)	22,660	584	3.44%	32,606	852	3.49%
Total Securities	$153,405	$2,916	2.54%	$143,082	$3,196	2.99%
Loans:
Taxable	722,316	25,760	4.76%	609,180	22,912	5.03%
Non-accrual	3,184	—	—%	3,015	—	—%
Tax-Exempt (1)	10,094	334	4.42%	11,971	403	4.50%
Total Loans	$735,594	$26,094	4.74%	$624,166	$23,315	4.99%
Federal funds sold	401	1	0.28%	180	3	2.23%
Interest-bearing deposits in other banks	40,747	100	0.33%	10,649	177	2.22%
Total earning assets (2)	$926,963	$29,111	4.19%	$775,062	$26,691	4.60%
Allowance for loan losses	(5,828)			(5,468)
Total non-earning assets	64,529			49,026
Total assets	$985,664			$818,620

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$105,179	$278	0.35%	$88,013	$341	0.52%
Money market accounts	176,283	752	0.57%	149,897	1,113	0.99%
Savings accounts	118,757	102	0.11%	104,644	158	0.20%
Time deposits:
$250,000 and more	77,778	992	1.70%	55,988	875	2.09%
Less than $250,000	60,674	540	1.19%	62,367	635	1.36%
Total interest-bearing deposits	$538,671	$2,664	0.66%	$460,909	$3,122	0.91%
Federal funds purchased	—	—	—%	1,436	31	2.89%
Federal Home Loan Bank advances	10,219	25	0.33%	1,866	9	0.64%
Total interest-bearing liabilities	$548,890	$2,689	0.65%	$464,211	$3,162	0.91%
Noninterest-bearing liabilities:
Demand deposits	324,435			254,027
Other Liabilities	11,984			9,316
Total liabilities	$885,309			$727,554
Shareholders' equity	100,355			91,066
Total liabilities and shareholders' equity	$985,664			$818,620

Net interest income		$26,422			$23,529
Net interest spread			3.54%			3.69%
Interest expense as a percent of
average earning assets			0.39%			0.55%
Net interest margin			3.81%			4.06%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)	Non-accrual loans are not included in this total since they are not considered earning assets.
(3)	Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$9,312	$8,022	$26,024	$23,230
Interest Income - Securities and Other Interest-Earnings Assets	838	1,062	2,894	3,197
Interest Expense - Deposits	683	1,123	2,664	3,122
Interest Expense - Other Borrowings	—	9	25	40
Total Net Interest Income	$9,467	$7,952	$26,229	$23,265
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$23	$28	$70	$85
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	38	54	123	179
Total Tax Benefit on Tax-Exempt Interest Income	$61	$82	$193	$264
Tax-Equivalent Net Interest Income	$9,528	$8,034	$26,422	$23,529

(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets decreased from 4.60% to 4.19% for the nine months ended September 30, 2019 and 2020, respectively and from 4.58% to 4.14% for the three months ended September 30, 2020 and 2019, respectively. For those same time periods, the tax-equivalent yield on securities decreased 45 and 46 basis points, respectively.  The tax equivalent yield on loans decreased 25 basis points from 4.99% for the nine months ended September 30, 2019 to 4.74% for the same time period in 2020. Comparing the three months ended September 30, 2019 and 2020, the tax equivalent yield on loans decreased 36 basis points. The decrease in the tax-equivalent yield on earning assets for the three and nine months ended September 30, 2020 resulted mostly from the decrease in the tax-equivalent yield on loans. The decrease in the yield on loans as compared to the corresponding period in the prior year was primarily due to SBA PPP loans originating at a lower yield than the existing portfolio as well as rate decreases during the latter part of 2019 and early 2020.  Additionally, as securities are maturing and being called or sold, they are being replaced with securities at lower rates.

The average rate on interest bearing liabilities decreased 26 basis points from 0.91% for the nine months ended September 30, 2019 to 0.65% for the same time period in 2020.  For the three months ended September 30, 2019 and 2020, the average rate on interest bearing liabilities decreased 46 basis points. Federal Reserve Bank interest rate decreases during the latter part of 2019 and early 2020 drove a reduction in interest rates paid on deposit accounts, which resulted in a lower rate paid on interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for loan losses for the three months ended September 30, 2020 and 2019 was $100 thousand and $117 thousand, respectively. The provision for loan losses was $755 thousand and $567 thousand for the nine months ended September 30, 2020 and 2019, respectively.  The provision for the three and nine months ended September 30, 2020 resulted mostly from decline in the current state of the economy and the related increase in the qualitative factors within our allowance for loan losses, primarily associated with the current COVID-19 pandemic.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2020 was $6.3 million and $5.9 million, respectively. Total noninterest income for the three months ended September 30, 2020 and 2019 was $2.2 million. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and nine months ended September 30, 2020 and 2019, which are included within the respective Consolidated Statements of Income headings.  Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Income from fiduciary activities	$381	$369	$12	3%	$1,081	$1,026	$55	5%
Service charges on deposit accounts	220	307	(87)	(28)%	674	874	(200)	(23)%
Other service charges and fees	1,251	1,465	(214)	(15)%	3,502	3,728	(226)	(6)%
Gain (loss) on sale of securities	158	(4)	162	NM	687	(7)	694	NM
Gain on disposal of bank premises and equipment	—	17	(17)	NM	—	137	(137)	NM
Other operating income	206	65	141	217%	384	183	201	110%
Total noninterest income	$2,216	$2,219	$(3)	(0)%	$6,328	$5,941	$387	7%

NM - Not Meaningful

Services charges on deposit accounts decreased during both the three and nine months ended September 30, 2020 when compared to the same periods in 2019. This decrease is mainly due to decreases in overdraft charges.  Reduced overdraft charges can be attributed mostly to changes in customer activity during the COVID-19 pandemic.

Other service charges and fees decreased during both the three and nine months ended September 30, 2020 when compared to the same periods in 2019. This decrease is mainly due to decreases in commissions from the sale of non-deposit investment products.  Reduced commissions during these time periods can be attributed mostly to changes in customer activity during the COVID-19 pandemic.

Other operating income increased during both the three and nine months ended September 30, 2020 when compared to the same periods in 2019.  This increase is mainly due to income from Bank Owned Life Insurance (BOLI) investments.  During 2020 the Company invested $12 million into BOLI. BOLI income for the three and nine months ended September 30, 2020 was $102 thousand and $245 thousand, respectively.  There was no BOLI income recognized during 2019.

Noninterest Expenses

Total noninterest expenses increased $888 thousand or 4.3% for the nine months ended September 30, 2020 compared to the same period in 2019. Total noninterest expenses increased $54 thousand or 0.7% for the three months ended September 30, 2020 compared to the same period in 2019. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2020 and 2019, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Salaries and employee benefits	$4,739	$4,120	$619	15%	$13,200	$11,536	$1,664	14%
Occupancy expenses	414	386	28	7%	1,212	1,215	(3)	(0)%
Equipment expenses	282	206	76	37%	766	625	141	23%
Advertising and marketing expenses	152	190	(38)	(20)%	509	657	(148)	(23)%
Stationary and supplies	28	49	(21)	(43)%	94	115	(21)	(18)%
ATM network fees	252	265	(13)	(5)%	737	826	(89)	(11)%
Other real estate owned expense	(3)	51	(54)	NM	(4)	52	(56)	NM
Loss (gain) on other real estate owned	—	377	(377)	NM	(132)	447	(579)	NM
FDIC assessment	75	36	39	108%	116	141	(25)	(18)%
Computer software expense	200	114	86	75%	481	334	147	44%
Bank franchise tax	178	173	5	3%	528	483	45	9%
Professional fees	188	205	(17)	(8)%	859	827	32	4%
Data processing fees	301	363	(62)	(17)%	1,164	906	258	28%
Other operating expenses	659	876	(217)	(25)%	1,824	2,302	(478)	(21)%
Total noninterest expenses	$7,465	$7,411	$54	1%	$21,354	$20,466	$888	4%

NM - Not Meaningful

The COVID-19 pandemic has had and continues to have an impact on noninterest expenses. Decreases in expenses compared to the prior year were noted in advertising and marketing expenses as well as ATM network fees. These decreases were due to adjustments in the timing of marketing promotions and change in customer activity during this time. Increases in equipment expenses and computer software expenses in comparison to the prior year were largely due to hardware and software purchases to allow for remote work during the COVID-19 pandemic.

Salaries and employee benefits increased during the three and nine months ended September 30, 2020 over 2019.  Annual pay increases, newly hired employees and additional bonus/COVID pay for employees that have been unable to work remotely during the pandemic have attributed to these increases.

FDIC assessment decreased during the nine months ended September 30, 2020 and increased during the three months ended September 30, 2020 over 2019. The Company received notification of a Small Bank Credit Assessment for approximately $178 thousand during the second quarter of 2019.  This credit was received because the Deposit Insurance Fund reserve ratio exceeded the established level as of June 30, 2019. Credits were applied to the successive invoices in 2019 and 2020. There was no credit balance to apply to the assessment starting with the quarter ended September 30, 2020.

Data processing fees decreased during the three months ended September 30, 2020 over 2019 solely due to the timing of when the invoices were received from our core provider. Data processing fees increased during the nine months ended September 30, 2020 over 2019. Much of this increase is related to increases in the number of accounts as well as increased activity among the customer base.

Other operating expenses decreased during the three and nine months ended September 30, 2020 over 2019. This can be attributed to several factors including reduced off-site training and travel expenses as well as lower levels of non-sufficient fund losses.

The efficiency ratio of the Company was 67.01% and 68.23% for the nine months ended September 30, 2020 and 2019, respectively. The efficiency ratio of the Company was 64.43% and 68.69% for the three months ended September 30, 2020 and 2019, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$7,465	$7,411	$21,354	$20,466
Less: Loss (gain) on other real estate owned	—	377	(132)	447
Adjusted noninterest expenses	$7,465	$7,034	$21,486	$20,019
Net interest income	9,467	7,952	26,229	23,265
Noninterest income	2,216	2,219	6,328	5,941
Less: Gain (loss) on sales of securities	158	(4)	687	(7)
Less: Gain on the sale and disposal of premises and equipment	—	17	—	137
Less: (Loss) on sale of repossessed assets	(1)	—	(3)	—
Adjusted noninterest income	$2,059	$2,206	$5,644	$5,811
Tax equivalent adjustment (1)	61	82	193	264
Total net interest income and noninterest income, adjusted	$11,587	$10,240	$32,066	$29,340
Efficiency ratio	64.43%	68.69%	67.01%	68.23%

(1)	Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21% 2020 and 2019.

Income Taxes

Income tax expense was $1.8 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively. Income tax expense was $712 thousand and $412 thousand during the three months ended September 30, 2020 and 2019, respectively. The effective tax rate was 17.06% and 15.23% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate was 17.29% and 15.59% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by Bank Owned Life Insurance ("BOLI") as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits. The slight variation between three and nine month periods can be attributed to higher pre-tax earnings and changes in the amount of nontaxable income which resulted in a lower ratio of nontaxable income to pre-tax income.

FINANCIAL CONDITION

Securities

Total securities available for sale were $152.4 million at September 30, 2020, compared to $165.0 million at December 31, 2019. This represents a decrease of $12.6 million or 7.6%. The Company purchased $49.9 million securities during the nine months ended September 30, 2020. The Company had total maturities, calls, and principal repayments of $37.0 million.  There were $28.3 million sales during the nine months ended September 30, 2020. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2020. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2020 and December 31, 2019. The Company had a net unrealized gain on available for sale securities of $4.6 million at September 30, 2020 as compared to a net unrealized gain of $1.8 million at December 31, 2019.  Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $805.7 million and $644.8 million at September 30, 2020 and December 31, 2019, respectively. This represents an increase of $160.9 million or 25.0% during the nine months ended September 30, 2020. The ratio of gross loans to deposits increased slightly during the nine months ended September 30, 2020 from 83.57% at December 31, 2019 to 84.35% at September 30, 2020. Strong loan growth during the second quarter allowed the ratio of gross loans to deposits to increase. Loan growth excluding SBA PPP loans during the nine months ended September 30, 2020 was $72.7 million or 11.3%. SBA PPP loans originated during the second and third quarters of 2020 and outstanding as of September 30, 2020 were $88.2 million.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2020 and December 31, 2019.

Residential real estate loans were $268.7 million or 33.4% and $234.0 million or 36.29% of total loans at September 30, 2020 and December 31, 2019, respectively. Commercial real estate loans were $312.4 million or 38.78% and $286.6 million or 44.45% of total loans at September 30, 2020 and December 31, 2019, respectively, representing an increase of $25.8 million or 9.02% during the nine months ended September 30, 2020. Construction, land development, and farmland loans were $63.0 million or 7.82% and $56.5 million or 8.76% of total loans at September 30, 2020 and December 31, 2019, respectively, representing an increase of $6.5 million or 11.53% during the nine months ended September 30, 2020. Consumer installment loans were $16.2 million or 2.01% and $9.5 million or 1.48% of total loans at September 30, 2020 and December 31, 2019, respectively. Commercial and industrial loans were $134.2 million or 16.66% and $46.5 million or 7.22% of total loans at September 30, 2020 and December 31, 2019, respectively, representing an increase of $87.7 million or 188.41% during the nine months ended September 30, 2020.  During the nine months ended September 30, 2020, loan growth was mainly concentrated in commercial and industrial loans, resulting from SBA PPP loan originations. There was also strong growth in residential and commercial real estate loans during this period.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019. Charged-off loans were $164 thousand and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively. Recoveries were $1.1 million and $150 thousand for the nine months ended September 30, 2020 and 2019, respectively. This resulted in net recoveries of $933 thousand and net charge-offs of $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. The Company collected a $459 thousand recovery during the first quarter of 2020 related to an $850 thousand commercial and industrial loan charge-off in 2019. The allowance for loan losses as a percentage of loans was 0.83% at September 30, 2020 and 0.77% at December 31, 2019.  Excluding outstanding PPP loans of $88.2 million as of September 30, 2020, the allowance for loan losses as a percentage of total loans was 0.93%. The main reason for the increase in the ratio from December 31, 2019 was the economic effects of the COVID-19 pandemic during the nine months ended September 30, 2020. The allowance for loan losses was 155.10% of nonperforming loans at September 30, 2020 and 227.59% of nonperforming loans at December 31, 2019. Refer to the Nonperforming Assets and Other Assets section on the following page for further discussion on nonperforming loans.

All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans increased from 0.73% at December 31, 2019 to 0.79% at September 30, 2020. This increase is largely due to the increase in the qualitative economic factor given the decline in the economy surrounding COVID-19 as well as consideration of other qualitative risk factors impacted by the pandemic.  The Company changed its allowance methodology for the risk scale used in calculating the environmental factors portion of the general reserves assigned to unimpaired credits. During this quarter, management determined it necessary to adjust each of the risk scores assigned to all nine current environmental factors due to changes that had occurred both internally and outside of the Company that have an impact on payment defaults, collateral values, risk ratings, etc. Management also determined it necessary to adjust the loss history period from 28 quarters to 12 quarters. The Company believes that the revised risk scale and loss history period is more indicative of the losses and risks inherent in the portfolio. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing. Nonperforming loans increased by $2.1 million during the nine months ended September 30, 2020. Nonaccrual loans were $4.3 million and $2.2 million at September 30, 2020 and December 31, 2019. Several larger dollar loans were placed in nonaccrual status during the second quarter of 2020.  The majority of these loans are in the commercial real estate portfolio and have had cash flows negatively impacted by the COVID-19 pandemic. OREO was $442 thousand and $183 thousand at September 30, 2020 and December 31, 2019, respectively.  The Company held one property in OREO with an average balance of $442 thousand at September 30, 2020. The Company held one property in OREO with an average balance of $183 thousand at December 31, 2019.  The percentage of nonperforming assets to loans and OREO was 0.59% at September 30, 2020 and 0.37% at December 31, 2019, respectively. There were no loans past due 90 days or more and still accruing interest at September 30, 2020 and December 31, 2019.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, decreased to $1.5 million at September 30, 2020 compared to $3.8 million at December 31, 2019.

During the nine months ended September 30, 2020, the Bank placed seven loans with an outstanding balance of $2.9 million on nonaccrual status. A portion of these loans were already considered impaired at December 31, 2019 and therefore did not cause a significant increase in the balance of impaired loans as of September 30, 2020. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2020, the Company had $2.8 million in restructured loans with specific allowances totaling $152 thousand.  At December 31, 2019, the Company had $3.0 million in restructured loans with specific allowances totaling $103 thousand.  At September 30, 2020 and December 31, 2019, total restructured loans performing under the restructured terms and accruing interest were $2.7 million and $2.6 million, respectively.  Two loans, totaling $126 thousand, were in nonaccrual status at September 30, 2020.  Four loans, totaling $401 thousand, were in nonaccrual status at December 31, 2019.  As noted in Note 6 to the consolidated financial statements the Bank modified a significant number of loans during the first three quarters of 2020 to allow for short-term payment deferrals. These loans were not considered TDRs based on the provisions of the CARES Act and interagency guidance issued.

Deposits

Total deposits were $955.2 million and $771.5 million at September 30, 2020 and December 31, 2019, respectively. This represents an increase of $183.7 million or 23.81% during the nine months ended September 30, 2020. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2020 and December 31, 2019. The growth in deposits mainly reflected PPP loan proceeds being deposited into customers’ accounts at the time the loans were originated and remaining on deposit as of September 30, 2020. Deposit growth, net of SBA PPP loan proceeds, was $95.5 million or 12.38%.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $110.0 million or 40.88% from $269.2 million at December 31, 2019 to $379.2 million at September 30, 2020. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $82.5 million or 22.66% from $364.2 million at December 31, 2019 to $446.7 million at September 30, 2020. Savings and interest-bearing demand deposits included $32.3 million and $27.0 million in reciprocal ICS deposits at September 30, 2020 and December 31, 2019, respectively. Time deposits decreased $8.8 million or 6.40% from $138.2 million at December 31, 2019 to $129.4 million at September 30, 2020.

CAPITAL RESOURCES

The Company continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2020 was $103.9 million, reflecting a percentage of total assets of 9.68%, as compared to $96.3 million and 10.98% at December 31, 2019. During the nine months ended September 30, 2020 and 2019, the Company declared dividends of $0.78 and $0.74 per share, respectively.  The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At September 30, 2020, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities and changes in the benefit obligations and plan assets for the post retirement benefit plan. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.

For capital adequacy purposes financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The Bank's institution specific capital conservation buffer at September 30, 2020 and December 31, 2019 was 5.64% and 6.40%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Bank's Tier 1 common risk-based capital ratio was 12.75% at September 30, 2020 as compared to 13.65% at December 31, 2019.  The Bank’s Tier 1 risk-based capital ratio was 12.75% at September 30, 2020 as compared to 13.65% at December 31, 2019. The Bank’s total risk-based capital ratio was 13.64% at September 30, 2020 as compared to 14.40% at December 31, 2019. The Bank’s Tier 1 capital to average total assets ratio was 9.31% at September 30, 2020 as compared to 10.61% at December 31, 2019.  Through October 31, 2020, the Bank's capital ratios continued to exceed the regulatory minimums for well-capitalized institutions.  We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may fluctuate in future periods due to the effects of the pandemic and limit our ability to pay dividends.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio will be reduced to 8 percent beginning in the second quarter and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was first available for banks to use beginning in their March 31, 2020, Call Report.  The Bank did not opt into the CBLR framework as of September 30, 2020.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2020, liquid assets totaled $302.8 million as compared to $290.3 million at December 31, 2019. These amounts represent 31.23% and 37.17% of total liabilities at September 30, 2020 and December 31, 2019, respectively.  The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. In April 2020, the Federal Reserve initiated the Payment Protection Program Liquidity Facility ("PPPLF"), which is designed to facilitate lending by financial institutions to small businesses under the SBA PPP. Only SBA PPP loans are eligible to serve as collateral for the PPPLF. Although approved to use the PPPLF, as of September 30, 2020, the Company had not borrowed any funds via the PPPLF. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. Our liquidity, while significant, may fluctuate in future periods due to the effects of the pandemic, funding of SBA PPP loans and deferral of loan payments.

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).  The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				102,453
July 1 - July 31, 2020	—	—	—	102,453
August 1 - August 31, 2020	6,390	26.36	6,390	96,063
September 1 - September 30, 2020	5,984	26.14	5,984	90,079
	12,374	$26.26	12,374	90,079

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of November 2020.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer