Form 10-K
period 2020-12-31
EAGLE FINANCIAL SERVICES INC
filed 2021-03-30
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2020 was $67,812,259.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 18, 2021 was 3,429,686.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1.     Business

General

Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.

The Bank has twelve full-service branches, one loan production office and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has offices located in Clarke County, Frederick County, Loudoun County and Fairfax County, as well as the Towns of Leesburg and Purcellville and the City of Winchester. This market area is located in the Shenandoah Valley and Northern Virginia.

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

Employees

The Company, including the Bank, had 66 officers, 120 other full-time and 18 part-time employees (or 195 full-time equivalent employees) at December 31, 2020. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

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

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, financial technology firms, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2020 as reported to the FDIC, the Company has 7.93% of the total deposits in its market area. The Company’s market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

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

Payment of Dividends. The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders. In addition, the Federal Reserve has indicated that a bank holding company should generally pay dividends only if its current earnings are sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

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

The Federal Reserve, the FDIC and the state of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. These regulators have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The Bank may also not declare or pay a dividend without the approval of its board and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. Refer to Item 5 for additional information on dividend restrictions. During the year ended December 31, 2020, the Bank paid $4.3 million in dividends to the Company.  The Company paid cash dividends of $3.2 million and total dividends of $3.6 million, including cash dividends that were reinvested in Company stock.

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

Effective January 1, 2015, the Federal Reserve adopted capital rules intended to revise and strengthen its risk-based and leverage capital requirements and its method for calculating risk-weighted assets. The rules implemented the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.

Under these risk-based capital requirements of the Federal Reserve, the Bank is required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. At least 6.0% of risk-weighted assets is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments. The “Tier 2 capital” consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the allowance for loan losses, including reserves for off-balance sheet commitments. A common equity Tier 1 capital ratio of 4.5% of risk-weighted assets also was added with the rules effective January 1, 2015.

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

The capital requirements that became effective January 1, 2015 were phased in over a four-year period. As fully phased in effective January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%); (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%); and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

The capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing by the same amount each year until fully implemented at 2.5% effective January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Federal Reserve’s final rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the FDIA by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum ratio for well-capitalized status being 8.0%; and (iii) eliminating the provision that provided that a bank with a composite supervisory rating of 1 may have a 3.0% Tier 1 leverage ratio and still be well-capitalized. These thresholds were effective for the Bank as of January 1, 2015. The minimum total capital to risk-weighted assets ratio (10.0%) and minimum leverage ratio (5.0%) for well-capitalized status were unchanged by the final rules.

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

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), the federal banking regulators jointly issued a final rule in 2019 that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.”  A qualifying bank that has chosen the proposed framework is not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. The Bank did not opt into the CBLR framework as of December 31, 2020. The community bank leverage ratio rules were temporarily modified in response to COVID-19.  See “CARES ACT” below.

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

However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

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

Transactions with Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total deposits equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

On September 20, 2017, the Consumer Financial Protection Bureau (the "CFPB") issued a final rule that amends Regulation B to permit creditors additional flexibility in complying with Regulation B in order to facilitate compliance with Regulation C, adds certain model forms and removes others from Regulation B, and makes various other amendments to Regulation B and its commentary to facilitate the collection and retention of information about the ethnicity, sex, and race of certain mortgage applicants.  The rule was effective on January 1, 2018, except that the amendment to Appendix B removing the existing “Uniform Residential Loan Application” form in amendatory instruction 6 is effective January 1, 2022.

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

Anti-Money Laundering Laws and Regulations.  The Bank is subject to several federal laws that are designed to combat money laundering, terrorist financing, and transactions with persons, companies or foreign governments designated by U.S. authorities (“AML laws”). This category of laws includes the Bank Secrecy Act of 1970, the Money Laundering Control Act of 1986, the USA PATRIOT Act of 2001, and the Anti-Money Laundering Act of 2020.  The Anti-Money Laundering Act of 2020, the most sweeping anti-money laundering legislation in 20 years, requires various federal agencies to promulgate regulations implementing a number of its provisions.

The AML laws and their implementing regulations require insured depository institutions, broker-dealers, and certain other financial institutions to have policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing. The AML laws and their regulations also provide for information sharing, subject to conditions, between federal law enforcement agencies and financial institutions, as well as among financial institutions, for counter-terrorism purposes. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants. To comply with these obligations, the Company has implemented appropriate internal practices, procedures, and controls.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal banking agencies expect financial institutions to establish lines of defense and ensure that their risk management processes also address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack. If the Bank fails to meet the expectations set forth in this regulatory guidance, it could be subject to various regulatory actions and any remediation efforts may require significant resources of the Bank. In addition, all federal and state bank regulatory agencies continue to increase focus on cybersecurity programs and risks as part of regular supervisory exams.

In December 2020, the federal banking agencies issued a notice of proposed rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The proposed rule also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

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

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act") was enacted to modify or remove certain regulatory financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, such as the Bank, and for large banks with assets of more than $50 billion.

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

Integrated Mortgage Disclosures under the Real Estate Settlement Procedures Act (Regulation X) and the Truth In Lending Act (Regulation Z).  Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on November 20, 2013 (effective on October 3, 2015), combining certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The Bureau amended Regulation X (Real Estate Settlement Procedures Act or RESPA) and Regulation Z (Truth in Lending or TILA) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements imposed by the Dodd-Frank Act, the final rule provides extensive guidance regarding compliance with those requirements.  The final rule applies to most closed-end consumer mortgages. It does not apply to home equity lines of credit, reverse mortgages, or mortgages secured by a mobile home or by a dwelling that is not attached to real property (in other words, land). The final rule also does not apply to loans made by a creditor who makes five or fewer mortgages in a year.

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

On March 8, 2018, the CFPB issued a rule amending certain aspects of the mortgage servicing rule issued in 2016 relating to periodic statements. These amendments revise the timing requirements for servicers transitioning between modified or unmodified periodic statements and coupon books when consumers enter or exit bankruptcy.

On April 26, 2018, the CFPB amended federal mortgage disclosure requirements under RESPA and TILA that are implemented in Regulation Z. The amendments relate to when a creditor may compare charges paid by or imposed on the consumer to amounts disclosed on a Closing Disclosure, instead of a Loan Estimate, to determine if an estimated closing cost was disclosed in good faith.

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

On February 20, 2019, an Interagency Final Rule was issued amending regulations regarding loans in areas having special flood hazards to implement the private flood insurance provisions of the Biggert-WatersAct. Specifically, the final rule requires regulated lending institutions to accept policies that meet the statutory definition of "private flood insurance" in the Biggert-Waters Act and permits regulated lending institutions to exercise their discretion to accept flood insurance policies issued by private insurers and plans providing flood coverage issued by mutual aid societies that do not meet the statutory definition of "private flood insurance," subject to certain restrictions.

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

CARES Act. In response to the COVID-19 pandemic, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020. Among other things, the CARES Act included the following provisions impacting financial institutions:

•

Community Bank Leverage Ratio. The CARES Act directs federal bank regulators to adopt interim final rules to lower the threshold under the community bank leverage ratio from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In April 2020, the federal bank regulators issued two interim final rules implementing this directive. One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the community bank leverage ratio framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% community bank leverage ratio requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% community bank leverage ratio requirement to a 9% community bank leverage ratio requirement. It establishes a minimum community bank leverage ratio of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable community bank leverage ratio requirement.

•

Temporary Troubled Debt Restructurings (“TDR”) Relief. The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking regulators are required to defer to the determination of the banks making such suspension.  The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended this temporary relief until the earlier of 60 days after the termination date of the national emergency or January 1, 2022.

•

Small Business Administration (“SBA”) Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, funds were authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions, including the Bank, that process loan applications and service the loans.

Item 1A.     Risk Factors

The Company is subject to many risks that could adversely affect its future financial condition and performance and, therefore, the market value of its securities. The risk factors applicable to the Company include, but are not limited to the following:

COVID-19 Pandemic Risks

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

Technology Risks

The Company’s operations may be adversely affected by cyber security risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks. The secure processing, maintenance, and use of this information is critical to the Company's operations and business strategy. In addition, the Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan, and other systems. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers. The Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruption in operations, increased expenses, loss of customers and business partners, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

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

Credit Risks

The Company’s concentration in loans secured by real estate may increase its credit losses, which would negatively affect our financial results.

At December 31, 2020, loans secured by real estate totaled $662.8 million and represented 79.25% of the Company’s loan portfolio, net of deferred loan fees. If we experience adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

An inadequate allowance for loan losses would reduce our earnings.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We maintain an allowance for loan losses based upon many factors, including the following:

•	actual loan loss history;
•	nature, terms, and volume of the loan portfolio;
•	the amount and trends of problems loans and non-performing loans;
•	the effect of changes in the local real estate market on collateral values;
•	the legal and regulatory environment;
•	lending policies and procedures;
•	credit administrations and lending staff;
•	concentrations of credit;
•	the loan review function;
•	the effect of current economic conditions on a borrower’s ability to pay; and
•	other factors deemed relevant by management.

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

Liquidity and Interest Rate Risks

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

The Company may be required to transition from the use of the London Inter Offered Rate (“LIBOR”) index in the future.

The Company has certain variable-rate loans indexed to LIBOR to calculate the loan interest rate. The United Kingdom Financial Conduct Authority, which regulates LIBOR, has previously announced that the continued availability of the LIBOR on the current basis is not guaranteed after 2021. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, federal bank regulators have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

It is difficult to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The transition to alternative reference rate for new contracts, or the implementation of a substitute index or indices for the calculation of interest rates under the Company’s existing loan agreements with borrowers or other financial arrangements, could change the Company’s market risk profile, interest margin, interest spread and pricing models, may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept a substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Company’s results of operations.

Market Risks

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

Operational Risks

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

A key component of the Company’s business strategy is to continue to grow and expand. The Company’s ability to grow and expand depends upon its ability to open new branch locations, attract new deposits to the existing and new branch locations, and identify attractive loan and investment opportunities. The Company may not be able to implement its growth strategy if it is unable to identify attractive markets or branch locations. Once identified, successfully managing growth will depend on integrating the new branch locations while maintaining adequate capital, cost controls and asset quality. As this growth strategy is implemented, the Company will incur construction costs and increased personnel, occupancy and other operating expenses. Because these costs are incurred before new deposits and loans are generated, adding new branch locations will initially decrease earnings, despite efficient execution of this strategy. In addition, the Company could experience difficulties expanding into new markets or product lines.  The Company’s lack of history and familiarity with those markets, clients and lines of business may lead to unexpected challenges or difficulties that inhibit its success and adversely affect the Company’s results of operations.

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

Legal, Regulatory and Compliance Risks

Government measures to regulate the financial industry, including the Dodd-Frank Act, subject us to increased regulation and could adversely affect us.

As a financial institution, we are heavily regulated at the state and federal levels. These laws and regulations are generally intended to benefit consumers, borrowers and depositors, but not investors. Our success depends on our ability to maintain compliance with existing and new laws and regulations. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. The Dodd-Frank Act includes significant changes in the financial regulatory landscape and has increased our operations and compliance costs in the short-term. Future legislation, regulation and government policy, which are beyond our control, may change rapidly and unpredictably and could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. With the incoming Biden administration, a Democratic controlled Congress, and changes in leadership at federal agencies such as the CFPB, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. As a result of the provisions in the Dodd-Frank Act and other current or future laws and regulations applicable to the Bank, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

The Bank is subject to more stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act.

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

Risks Relating to Our Securities

There can be no assurances concerning continuing dividend payments.

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors. Although we have historically paid quarterly dividends on our common stock, there can be no assurances that we will be able to continue to pay regular quarterly dividends or an annual stock dividend or that any dividends we do declare will be in any particular amount. The primary source of money to pay our cash dividends comes from dividends paid to the Company by the Bank. The Bank’s ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends. In addition, the Company and the Bank are required to maintain a capital conservation buffer of 2.5% of Common Equity Tier 1 Capital on top of minimum risk-weighted asset ratios to pay dividends without additional restrictions.

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price you paid for them.

Although our common shares are listed for trading under the symbol “EFSI,” the trading in our common shares has substantially less liquidity than many other publicly traded companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future.

The stock market can be volatile, and fluctuations in our operating results and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, tariffs, government shutdowns, Brexit, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections, and the impact of these risk factors on our operating results or financial position.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke County, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2020, Bank of Clarke County operated twelve full-service branches, one loan production office and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Leesburg, Ashburn and Fairfax.  See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” and Note 13 "Leases" in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

As of March 18, 2021, the Company had approximately 929 shareholders of record.

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

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2020

On June 17, 2020, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2021. During 2020, the Company purchased 67,189 shares of its Common Stock under its stock repurchase program at an average price of $27.60.

The following table details the Company's purchases of its common stock during the fourth quarter pursuant to the Stock Repurchase program discussed above.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
October 1 - October 31, 2020	—	$—	—	137,626
November 1 - November 30, 2020	16,201	25.57	16,201	121,425
December 1 - December 31, 2020	—	—	16,201	121,425
	16,201	$25.57	16,201	121,425

Stock Performance

The following line graph compares the cumulative total return to the shareholders of the Company to the returns of the NASDAQ Bank Index and the NASDAQ Composite Index for the last five years. The amounts in the table represent the value of the investment on December 31st of the year indicated, assuming $100 was initially invested on December 31, 2015 and the reinvestment of dividends. See Management Discussion and Analysis sections Liquidity and Capital Resources and Note 16, “Restrictions on Dividends, Loans and Advances” to the Consolidated Financial Statements for information on Eagle Financial Services, Inc. ability and intent to pay dividends.

	2015	2016	2017	2018	2019	2020
Eagle Financial Services, Inc.	100	116	149	149	154	152
NASDAQ Bank Index	100	135	140	115	139	124
NASDAQ Composite Index	100	108	138	133	179	257

Item 6.     Selected Financial Data

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$38,908	$35,454	$31,923	$28,351	$25,785
Interest expense	3,281	4,239	2,515	1,154	1,067
Net interest income	$35,627	$31,215	$29,408	$27,197	$24,718
Provision for (recovery of) loan losses	1,457	629	777	(625)	(188)
Net interest income after provision for (recovery of) loan losses	$34,170	$30,586	$28,631	$27,822	$24,906
Noninterest income	8,579	7,759	3,879	6,780	6,669
Net revenue	$42,749	$38,345	$35,510	$34,602	$31,575
Noninterest expenses	29,441	26,776	25,195	23,190	22,652
Income before income taxes	$13,308	$11,569	$10,315	$11,412	$8,923
Applicable income taxes	2,136	1,810	1,314	3,626	2,553
Net Income	$11,172	$9,759	$9,001	$7,786	$6,370

Performance Ratios:
Return on average assets	1.11%	1.18%	1.16%	1.08%	0.96%
Return on average equity	11.03%	10.60%	10.67%	9.50%	7.98%
Shareholders’ equity to assets	9.30%	10.98%	10.96%	10.95%	11.34%
Dividend payout ratio	31.80%	35.21%	36.15%	39.29%	45.30%
Non-performing loans to total loans	0.57%	0.34%	0.35%	1.11%	1.35%
Non-performing assets to total assets	0.47%	0.27%	0.28%	0.84%	1.05%

Per Share Data:
Net income, basic	$3.27	$2.84	$2.60	$2.24	$1.81
Net income, diluted	3.27	2.84	2.60	2.24	1.81
Cash dividends declared	1.04	1.00	0.94	0.88	0.82
Book value	30.86	28.08	25.42	24.30	22.90
Market price	29.50	31.05	30.99	32.00	25.75
Average shares outstanding, basic	3,417,543	3,438,410	3,467,667	3,468,275	3,518,848
Average shares outstanding, diluted	3,417,543	3,438,410	3,467,667	3,468,275	3,518,848

Balance Sheet Data:
Total securities	$166,222	$166,200	$145,468	$133,673	$120,330
Total loans	836,334	644,760	606,827	568,817	516,942
Total assets	1,130,152	877,320	799,617	765,751	700,149
Total deposits	1,013,098	771,544	703,104	663,414	603,877
Shareholders’ equity	105,074	96,326	87,599	83,817	79,416

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2020, the Company had total assets of $1.13 billion, net loans of $829.2 million, total deposits of $1.01 billion and shareholders’ equity of $105.1 million. The Company’s net income was $11.2 million for the year ended December 31, 2020.

COVID-19 and Related Response

The COVID-19 crisis has changed our communities, both in the way we live and the way we do business. While circumstances continue to change at a rapid pace, the Company is steadfastly working to meet and exceed the needs of its customers, employees and the communities in which it does business. The Company, while considered an essential business, has implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies reopened in February 2021, but with enhanced safety features for employees and customers. Our customers also continue to conduct their business via automated teller machines, online banking and our call center. Approximately 50% of our employees are currently working from home with the remaining essential workers showing up every day at our branches and operations centers. In efforts to assist local businesses during this pandemic, the Company has approved 909 Small Business Association Paycheck Protection Program ("SBA PPP") loans, totaling $88.5 million as of December 31, 2020. The Company is also working with local small businesses, consumers and other commercial customers through its loan deferral program whereby customers experiencing hardships due to COVID-19 may be granted a deferral in loan payments for up to six months. During 2020, the Company approved 255 deferrals with loan balances totaling approximately $130.2 million for its customers experiencing hardships related to COVID-19. As of December 31, 2020, 241 loans with loan balances totaling approximately $128.7 million had begun making payments on their loans after the deferral date had passed.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, joint approval of Category I officers, and a director loan committee. Lending limits for individuals are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Category I) is assigned to the Bank’s President / Chief Executive Officer, Chief Revenue Officer and Chief Credit Officer (approval authority only). Two officers in Category I may combine their authority to approve loan requests to borrowers with credit exposure up to $10.0 million on a secured basis and $6.0 million unsecured. Three Category I officers may combine to approve loan requests to borrowers with credit exposure up to $15.0 million on a secured basis and $9.0 million unsecured. Officers in Category II, III, IV, V, VI and VII have lesser authorities and with approval of a Category I officer may extend loans to borrowers with exposure of $5.0 million on a secured basis and $3.0 million unsecured.  Loans exceeding $15.0 million and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

Commercial and Industrial Lending

Commercial business loans generally have more risk than residential mortgage loans but have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

Consumer Lending

The Bank offers various secured and unsecured consumer loans, which include personal installment loans, personal lines of credit, automobile loans, and credit card loans. The Bank generally originates its consumer loans within its geographic market area and these loans are largely made to customers with whom the Bank has an existing relationship. Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral on a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when the occurrence of losses is probable and losses can be estimated.  Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history and qualitative factor analyses of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance accounts for a measure of imprecision in the estimate. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2020 Form 10-K, provides additional information related to the allowance for loan losses.

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
•

the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future or successfully implement new product lines;

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

RESULTS OF OPERATIONS

Net Income

Net income for 2020 was $11.2 million, an increase of $1.4 million or 14.48% from 2019’s net income of $9.8 million. Basic and diluted earnings per share were $3.27 and $2.84 for 2020 and 2019, respectively.

Return on average assets (ROA) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 1.11%, 1.18%, and 1.16% for 2020, 2019, and 2018, respectively.

Return on average equity (ROE) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 11.03%, 10.60%, and 10.67% for 2020, 2019, and 2018, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $35.6 million for 2020 and $31.2 million for 2019, which represents an increase of $4.4 million or 14.13%. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $38.9 million for 2020 and $35.5 million for 2019, which represents an increase of $3.4 million or 9.74% for 2020. Total interest expense was $3.3 million for 2020 and $4.2 million for 2019, which represents a decrease of $958 thousand or 22.60% in 2020. The increase in total interest income and net interest income during 2020 was driven by the growth in interest-earning assets and decreases in rates paid on deposit accounts driven by market rate decreases. Refer to the table titled “Volume and Rate Analysis” for further detail.

The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2020, 2019, and 2018.

The net interest margin was 3.76% for 2020, 4.02% for 2019, and 4.07% for 2018. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21%. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2020, 2019, and 2018.

Net interest income and net interest margin may experience some decline as interest bearing assets continue to be repriced or replaced more rapidly than interest earning liabilities.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	December 31, 2020			December 31, 2019			December 31, 2018
	Average	Interest Income/	Average	Average	Interest Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Securities:
Taxable	$130,566	$2,934	2.25%	$113,625	$3,159	2.78%	$98,628	$2,803	2.84%
Tax-Exempt (1)	21,764	744	3.42%	31,009	1,084	3.50%	38,656	1,331	3.44%
Total Securities	$152,330	$3,678	2.41%	$144,634	$4,243	2.93%	$137,284	$4,134	3.01%
Loans:
Taxable	744,622	34,925	4.69%	613,884	30,722	5.00%	573,040	27,482	4.80%
Non-accrual	3,618	—	—%	2,723	—	—%	1,916	—	—%
Tax-Exempt (1)	9,992	441	4.42%	11,722	526	4.49%	11,591	516	4.45%
Total Loans	$758,232	$35,366	4.66%	$628,329	$31,248	4.97%	$586,547	$27,998	4.77%
Federal funds sold	359	1	0.24%	194	4	2.06%	134	3	2.24%
Interest-bearing deposits in other banks	47,261	112	0.24%	15,202	297	1.95%	9,712	176	1.81%
Total earning assets	$954,564	$39,157	4.10%	$785,636	$35,792	4.56%	$731,761	$32,311	4.42%
Allowance for loan losses	(6,041)			(5,333)			(4,661)
Total non-earning assets	66,007			49,780			48,601
Total assets	$1,014,530			$830,083			$775,701

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$108,965	$347	0.32%	$89,536	$450	0.50%	$91,353	$320	0.35%
Money market accounts	184,346	930	0.50%	150,291	1,463	0.97%	132,136	815	0.62%
Savings accounts	122,560	121	0.10%	105,176	207	0.20%	104,473	159	0.15%
Time deposits:
$250,000 and more	75,520	1,203	1.59%	59,550	1,221	2.05%	70,778	687	0.97%
Less than $250,000	60,600	655	1.08%	61,775	852	1.38%	36,808	509	1.38%
Total interest-bearing deposits	$551,991	$3,256	0.59%	$466,328	$4,193	0.90%	$435,548	$2,490	0.57%
Federal funds purchased and securities sold under agreements to repurchase	1	—	0.60%	1,074	31	2.89%	964	25	2.59%
Federal Home Loan Bank advances	7,650	25	0.33%	2,547	15	0.59%	—	—	—%
Total interest-bearing liabilities	$559,642	$3,281	0.59%	$469,949	4,239	0.90%	$436,512	$2,515	0.58%
Noninterest-bearing liabilities:
Demand deposits	341,229			258,176			246,056
Other Liabilities	12,357			9,900			8,811
Total liabilities	$913,228			$738,025			$691,379
Shareholders' equity	101,302			92,058			84,322
Total liabilities and shareholders' equity	$1,014,530			$830,083			$775,701
Net interest income		$35,876			$31,553			$29,796
Net interest spread			3.51%			3.66%			3.84%
Interest expense as a percent of average earning assets			0.34%			0.54%			0.34%
Net interest margin			3.76%			4.02%			4.07%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)	Non-accrual loans are not included in this total since they are not considered earning assets.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	Twelve Months Ended
	December 31,
	2020	2019	2018
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$35,273	$31,138	$27,890
Interest Income - Securities and Other Interest-Earnings Assets	3,635	4,316	4,033
Interest Expense - Deposits	3,256	4,193	2,490
Interest Expense - Other Borrowings	25	46	25
Total Net Interest Income	$35,627	$31,215	$29,408

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$93	$110	$108
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	156	228	280
Total Tax Benefit on Tax-Exempt Interest Income	$249	$338	$388
Tax-Equivalent Net Interest Income	$35,876	$31,553	$29,796

(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets decreased 46 basis points from 2019 to 2020 and increased 14 basis points from 2018 to 2019. The tax-equivalent yield on securities decreased 52 basis points from 2019 to 2020 and decreased eight basis point from 2018 to 2019. The tax-equivalent yield on loans decreased 31 basis points from 2019 to 2020 and increased 20 basis points from 2018 to 2019. The decrease in the yield on earning assets, the loan portfolio and the securities portfolio in 2020 was mainly a result of decreases in interest rates by the Federal Reserve during the first quarter of the year.

The average rate on interest-bearing liabilities decreased 31 basis points from 2019 to 2020 and increased 32 basis points from 2018 to 2019.  The average rate on total interest-bearing deposits decreased 31 basis points from 2019 to 2020 and increased 33 basis points from 2018 to 2019. The average rate on interest bearing deposits decreased due to the decreases in rates paid on deposit accounts driven by market rate decreases. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $70.9 million or 20.54% from $345.0 million during 2019 to $415.9 million in 2020 and $17.0 million or 5.20% from $328.0 million during the year ended December 31, 2018 as compared to the year ending 2019.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans.

Tax-equivalent net interest income increased $4.3 million during 2020. The increase in tax-equivalent net interest income during 2020 is comprised of an increase due to volume of $5.7 million and a decrease due to rate of $1.3 million. The increase in tax-equivalent net interest income during 2020 was affected by the increased volume of taxable loans and taxable securities, offset in part by decreases in the rates earned from interest-earning assets.

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

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2020 vs 2019 Increase (Decrease) Due to Changes in:			2019 vs 2018 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$807	$(1,032)	$(225)	$413	$(57)	$356
Tax-exempt	(316)	(24)	(340)	(271)	24	(247)
Loans:
Taxable	5,929	(1,726)	4,203	2,045	1,195	3,240
Tax-exempt	(76)	(9)	(85)	6	4	10
Federal funds sold	188	(191)	(3)	1	—	1
Interest-bearing deposits in other banks	(317)	132	(185)	106	15	121
Total earning assets	$6,215	$(2,850)	$3,365	$2,300	$1,181	$3,481

Interest-Bearing Liabilities:
NOW accounts	$156	$(259)	$(103)	$(6)	$136	$130
Money market accounts	468	(1,001)	(533)	127	521	648
Savings accounts	42	(128)	(86)	1	47	48
Time deposits:
$250,000 and more	(110)	92	(18)	(89)	623	534
Less than $250,000	(16)	(181)	(197)	343	—	343
Total interest-bearing deposits	$540	$(1,477)	$(937)	$376	$1,327	$1,703
Federal funds purchased and securities sold under agreements to repurchase	$(2)	$(29)	$(31)	$3	$3	$6
Federal Home Loan Bank advances	13	(3)	10	15	—	15
Total interest-bearing liabilities	$551	$(1,509)	$(958)	$394	$1,330	$1,724
Change in net interest income	$5,664	$(1,341)	$4,323	$1,906	$(149)	$1,757

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $1.5 million for 2020 and $629 thousand for 2019. Changes in the amount of provision for loan losses during each period reflect the results of the Company’s analysis used to determine the adequacy of the allowance for loan losses. The provision for loan losses in 2020 reflects loan growth in the portfolio during the year as well as decline in the current state of the economy and the related increase in the qualitative factors within our allowance for loan losses, primarily associated with the ongoing COVID-19 pandemic. The provision for loan losses in 2019 reflects loan growth in the portfolio during the year as well as one large charge-off in the amount of $850 thousand. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio.  This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income

Total noninterest income was $8.6 million, $7.8 million, and $6.9 million during 2020 and 2019, respectively. This represents an increase of $820 thousand or 10.57% for 2020. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2020 and 2019, which are included within the respective Consolidated Statements of Income headings.  The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Income from fiduciary activities	$1,398	$1,380	$18	1.30%
Service charges on deposit accounts	920	1,187	(267)	(22.49)%
Other service charges and fees	4,757	4,893	(136)	(2.78)%
Gain (loss) on sale of bank premises and equipment	5	137	(132)	NM
Gain (loss) on sale of securities	687	(7)	694	NM
Bank owned life insurance income	310	(48)	358	NM
Other operating income	502	217	285	131.34%
Total noninterest income	$8,579	$7,759	$820	10.57%

NM - Not Meaningful

Services charges on deposit accounts decreased $267 thousand or 22.49% when comparing the year ended December 31, 2020 to 2019. This decrease is mainly due to decreases in overdraft charges. Reduced overdraft charges can be attributed mostly to changes in customer activity during the COVID-19 pandemic.

Bank owned life insurance (BOLI) income increased significantly during 2020 when compared to 2019. During 2020 the Company invested $12 million into BOLI.

Other operating income increased during 2020.  The fluctuation from 2019 to 2020 is mostly attributed to cash distributions received from various investments of Company.

Noninterest Expenses

Total noninterest expenses were $29.4 million and $26.8 million during 2020 and 2019, respectively. This represents an increase of $2.7 million or 9.95% during 2020.

The following table provides the components of noninterest expense for the twelve months ended December 31, 2020 and 2019, which are included within the respective Consolidated Statements of Income headings.  The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Salaries and employee benefits	$18,074	$15,025	$3,049	20.29%
Occupancy expenses	1,592	1,611	(19)	(1.18)%
Equipment expenses	988	857	131	15.29%
Advertising and marketing expenses	707	868	(161)	(18.55)%
Stationery and supplies	144	172	(28)	(16.28)%
ATM network fees	1,009	1,141	(132)	(11.57)%
Other real estate owned expense	9	76	(67)	(88.16)%
(Gain) loss on foreclosure and sale of other real estate owned	(143)	443	(586)	NM
FDIC assessment	221	105	116	110.48%
Computer software expense	679	459	220	47.93%
Bank franchise tax	705	656	49	7.47%
Professional fees	1,120	1,057	63	5.96%
Data processing fees	1,657	1,275	382	29.96%
Other operating expenses	2,679	3,031	(352)	(11.61)%
Total noninterest expenses	$29,441	$26,776	$2,665	9.95%

NM  - Not Meaningful

The COVID-19 pandemic has had and continues to have an impact on noninterest expenses incurred during 2020. Decreases in expenses compared to the prior year were noted in advertising and marketing expenses as well as ATM network fees. These decreases were due to adjustments in the timing of marketing promotions and change in customer activity during this time. Increases in equipment expenses and computer software expenses in comparison to the prior year were largely due to hardware and software purchases to allow for remote work during the COVID-19 pandemic.

Salaries and employee benefits expense increased during 2020. Annual pay increases, newly hired employees, additional bonus/COVID pay for employees that have been unable to work remotely during the pandemic and additional bonuses for loan employees originating SBA PPP lending have attributed to the increases in 2020.

Advertising and marketing expenses increased during 2019. Digital marketing expenses increased approximately $108 thousand as the Company strategically began placing more resources into that area during 2019.

Other real estate owned expenses and (Gain) loss on other real estate owned decreased significantly during 2020. These amounts can fluctuate based on the number of properties foreclosed on and sold during any time period.

FDIC assessments decreased during increased back to regular levels during 2020.  The Company received notification of a Small Bank Credit Assessment for approximately $178 thousand during the second quarter of 2019.  This credit was received because the Deposit Insurance Fund reserve ratio exceeded the established level as of June 30, 2019. Credits were applied to the successive invoices in 2019.

Bank franchise tax has increased during 2020.  This expense increases as capital levels increase.

Data processing fees increased during 2020.  Much of this increase is related to the Company moving its in-house core banking software to a service bureau environment. The Company migrated to a service bureau environment in late June 2018. This increase can also be attributed to an increase in both the number of customers and the number of transactions being performed.

Other operating expenses decreased during 2020. During the third and fourth quarters of 2019, $150 thousand was accrued and subsequently paid in connection with the Separation Agreement and Release with James W. McCarty, Jr.'s resignation as Executive Vice President, Chief Administrative Officer and Secretary of the Company.

The efficiency ratio of the Company was 67.59% and 67.21% for 2020 and 2019, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above.

The calculation of the efficiency ratio for the twelve months ended December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$29,441	$26,776
Less: (Gain) loss on other real estate owned	(143)	443
Adjusted noninterest expenses	$29,584	$26,333

Net interest income	$35,627	$31,215

Noninterest income	$8,579	$7,759
Less: Gain (loss) on sales of securities	687	(7)
Less: Gain (loss) on the sale and disposal of premises and equipment	5	137
Less: (Loss) on sale of repossessed assets	(5)	—
Adjusted noninterest income	$7,892	$7,629
Tax equivalent adjustment (1)	249	338
Total net interest income and noninterest income, adjusted	$43,768	$39,182

Efficiency ratio	67.59%	67.21%

(1)	Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $2.1 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively. These amounts correspond to an effective tax rate of 16.05% and 15.65% for 2020 and 2019, respectively. The effective tax rate is below the statutory rate of 21%, due primarily to tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits. During 2020, one of the Company’s tax credit investments was finalized and the total amount of credits to be received was determined and certified.  The effective tax rate is also impacted by tax-exempt income on investment securities and loans. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2020 and 2019.

FINANCIAL CONDITION

Assets, Liabilities and Shareholders’ Equity

The Company’s total assets were $1.13 billion at  December 31, 2020, an increase of $252.8 million or 28.82% from $877.3 million at December 31, 2019. Securities remained relatively stable between 2019 and 2020. Loans, net of allowance for loan losses, increased by $189.5 million or 29.61% from 2019 to 2020. Total liabilities were $1.03 billion at December 31, 2020, compared to $781.0 million at December 31, 2019. Total shareholders’ equity at year end 2020 and 2019 was $105.1 million and $96.3 million, respectively.

Securities

Total securities, excluding restricted stock, were $165.0 million as of December 31, 2019 and 2020. The table titled “Securities Portfolio” shows the carrying value of securities at December 31, 2020, 2019, and 2018. The Company purchased $78.4 million in securities during 2020. This amount includes $77.2 million or 98.41% in mortgage-backed securities and $1.2 million or 1.59% in subordinated debt.  The Company had $52.4 million in maturities, calls, and principal repayments on securities during 2020. This amount includes $5.3 million or 10.17% in obligations of U.S. government corporations and agencies, $39.1 million or 74.58% in mortgage-backed securities and $8.0 million or 15.25% in obligations of states and political subdivisions. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity as of December 31, 2020. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2020 and 2019.

Securities Portfolio

(dollars in thousands)

	December 31,
	2020	2019	2018
Securities available for sale:
Obligations of U.S. government corporations and agencies	$17,483	$22,186	$21,731
Mortgage-backed securities	119,009	108,161	76,483
Obligations of states and political subdivisions	27,213	34,656	46,084
Subordinated debt	1,250	—	—
	$164,955	$165,003	$144,298

The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized gain on available for sale securities of $4.1 million and $1.8 million at December 31, 2020 and 2019, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2020. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2020
	Due in one year or less		Due after 1 through 5 years		Due after 5 through 10 years		Due after 10 years and Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
Obligations of U.S. government corporations and agencies	$—	—%	$1,057	3.29%	$15,240	2.74%	$1,186	2.46%	$17,483	2.75%
Mortgage-backed securities	—	—%	—	—%	—	—%	119,009	1.59%	119,009	1.59%
Subordinated debt	—	—%	—	—%	1,250	5.00%	—	—%	1,250	5.00%
Obligations of states and political subdivisions, taxable	—	—%	3,662	2.79%	4,105	3.10%	1,065	2.73%	8,832	2.93%
Total taxable	$—	—%	$4,719	2.90%	$20,595	2.95%	$121,260	1.61%	$146,574	1.83%
Obligations of states and political subdivisions, tax-exempt (1)	760	3.85%	4,160	2.57%	13,461	2.59%	—	—%	18,381	2.64%
Total	$760	3.85%	$8,879	2.74%	$34,056	2.81%	$121,260	1.61%	$164,955	1.92%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans net of deferred costs and fees were $836.3 million and $644.8 million at December 31, 2020 and 2019, respectively. This represents an increase of $191.5 million or 29.71% for 2020. The ratio of net loans to deposits decreased during the year from 82.92% to 81.85% at December 31, 2019 and December 31, 2020, respectively. This decrease was due to strong deposit growth during the year. The table titled “Loan Portfolio” shows the composition of the loan portfolio over the last five years. Loan balances in the table are shown before net deferred costs and fees.

Loan Portfolio

(dollars in thousands)

	2020	2019	2018	2017	2016
Loans secured by real estate:
Construction and land development	$42,544	$42,561	$54,675	$43,786	$23,266
Secured by farmland	15,846	13,917	7,251	8,568	8,525
Secured by 1-4 family residential properties	248,246	219,580	221,861	223,210	227,966
Multifamily	21,496	14,415	7,923	4,095	3,566
Commercial	334,661	286,600	265,595	239,915	208,525
Commercial and industrial loans	140,762	46,543	33,086	37,427	30,341
Consumer installment loans	21,321	9,541	8,470	10,187	12,677
All other loans	10,773	12,050	8,454	2,050	2,259
Total loans	$835,649	$645,207	$607,315	$569,238	$517,125

Loans secured by real estate were $662.8 million or 79.25% and $577.1 million or 89.50% of total loans at December 31, 2020 and 2019, respectively. This represents an increase of $85.7 million or 14.85% for 2020. Consumer installment loans were $21.3 million or 2.55% and $9.5 million or 1.48% of total loans at December 31, 2020 and 2019, respectively. This represents an increase of $11.8 million or 123.47% for 2020. Commercial and industrial loans were $140.8 million or 16.83% and $46.5 million or 7.22% of total loans at December 31, 2020 and 2019. This represents an increase of $94.2 million or 202.43% for 2020. All other loans were $10.8 million and $12.1 million at December 31, 2020 and 2019. This represents a decrease of $1.3 million or 10.60%. During the year ended December 31, 2020, loan growth was mainly concentrated in commercial and industrial loans, resulting from SBA PPP loan originations. SBA PPP loans outstanding as of December 31, 2020 were $81.3 million. There was also strong growth in residential and commercial real estate loans during this period.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $368.1 million or 44.05% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of loan secured by 1-4 family residential properties.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2020
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years	Total
Loans secured by real estate:
Construction and land development	$17,616	$15,600	$9,328	$42,544
Secured by farmland	643	6,321	8,882	15,846
Secured by 1-4 family residential properties	16,283	61,996	169,967	248,246
Multifamily	958	13,408	7,130	21,496
Commercial	29,311	98,494	206,856	334,661
Commercial and industrial loans	9,825	90,317	40,620	140,762
Consumer installment loans	528	5,786	15,007	21,321
All other loans	397	612	9,764	10,773
	$75,561	$292,534	$467,554	$835,649
For maturities over one year:
Floating rate loans		$39,808	$113,289	$153,097
Fixed rate loans		252,726	354,265	606,991
		$292,534	$467,554	$760,088

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $5.4 million in total non-performing assets, which consist of nonaccrual loans, loans 90 days or more past due and still accruing, other real estate owned, and repossessed assets at December 31, 2020. This is an increase of $3.0 thousand when compared to the December 31, 2019 balance of $2.4 million. This increase resulted mostly from the increase in nonaccrual loans.

Nonaccrual loans were $4.8 million at December 31, 2020 and $2.2 million at 2019. The gross amount of interest income that would have been recognized on nonaccrual loans was $158 thousand for 2020 and $52 thousand for 2019. None of this interest income was included in net income for 2020 or 2019.  A total of 13 loans totaling $3.8 million were placed in nonaccrual during 2020. The balance of these loans added to nonaccrual status during 2020 ranged from $12 thousand to $1.5 million with the average outstanding balance being $293 thousand.  In addition, five loans totaling $618 thousand were removed from nonaccrual status during 2020.  Of the $618 thousand in loans removed from nonaccrual status between December 31, 2019 and December 31, 2020, one loan was paid off, three loans were foreclosed on and one loan was charged-off. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2020 totaled $4.8 million and had no specific allocations assigned.

Other real estate owned increased from $183 thousand at December 31, 2019 to $607 thousand at December 31, 2020.  Three properties were foreclosed on during 2020. The property held at December 31, 2019 sold during the year. When the property is sold, the difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net gain of $143 thousand was recognized on other real estate owned during 2020. Net losses of $443 thousand were recognized on other real estate owned during 2019.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2020, 2019, 2018, 2017, and 2016, the Company had $3.3 million, $3.0 million, $3.8 million, $4.4 million and $7.3 million in restructured loans, respectively.

Nonperforming Assets

(dollars in thousands)

	December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans	$4,754	$2,185	$2,118	$6,339	$6,991
Loans past due 90 days and accruing interest	—	—	695	—	8
Other real estate owned and repossessed assets	607	183	106	106	375
Total nonperforming assets	$5,361	$2,368	$2,919	$6,445	$7,374

Allowance for loan losses to nonperforming assets	132%	210%	187%	68%	61%

Non-performing assets to period end loans and other real estate owned	0.64%	0.37%	0.48%	1.13%	1.43%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2020, other potential problem loans totaled $2.7 million. Of the total other potential problem loans, $2.7 million or 100.00% are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.

Allowance for Loan Losses

The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above. The table titled “Analysis of Allowance for Loan Losses” shows the activity within the allowance during the last five years, including a breakdown of the loan types which were charged-off and recovered.

Charged-off loans were $465 thousand and $1.3 million for 2020 and 2019, respectively. Recoveries were $1.1 million and $201 thousand for 2020 and 2019, respectively. Net recoveries were $666 thousand for 2020. Net charge-offs were $1.1 million for 2019. This represents a decrease in net charge-offs of $1.8 million or 159.89% for 2020. The allowance for loan losses as a percentage of loans was 0.85% and 0.77% at the end of 2020 and 2019, respectively. Excluding outstanding PPP loans of $81.3 million as of December 31, 2020, the allowance for loan losses as a percentage of total loans was 0.94%. The increase in allowance for loan losses as a percentage of total loans from December 31, 2019 to December 31, 2020 is primarily due to the decline in the current state of the economy and the related increase in the qualitative factors within our allowance for loan losses, primarily associated with the current COVID-19 pandemic. The allowance for loan losses at year-end covered net charge-offs during the year by 4.47 times for 2019.  This ratio for 2020 is not considered meaningful due to net recoveries being recognized. The ratio of net charge-offs (recoveries) to average loans was (0.09)% for 2020 and 0.18% for 2019.

The provision for loan losses for the year ended December 31, 2020 was $1.5 million, compared to $629 thousand for the year ended December 31, 2019. The provision for loan losses in 2020 reflected loan growth in the portfolio during the year as well as decline in the current state of the economy and the related increase in the qualitative factors within our allowance for loan losses, primarily associated with the current COVID-19 pandemic.  The provision for loan losses in 2019 resulted from the growth of the loan portfolio as well as one large charge-off in the amount of $850 thousand.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2020, 2019, 2018, 2017, and 2016. The amount of allowance for loan losses allocated to each loan category is based on the amount of delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, the evaluation of qualitative factors impacting the portfolio and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	December 31,
	2020	2019	2018	2017	2016
Balance, beginning of period	$4,973	$5,456	$4,411	$4,505	$4,959

Loans charged-off:
Commercial, financial and agricultural	$49	$850	$139	$187	$—
Real estate-construction and land development	119	—	—	19	—
Real estate-mortgage	175	406	24	56	535
Consumer and other loans	122	57	73	108	72
Total loans charged off	$465	$1,313	$236	$370	$607

Recoveries:
Commercial, financial and agricultural	$498	$52	$100	$44	$11
Real estate-construction and land development	7	8	266	535	144
Real estate-mortgage	577	92	106	277	132
Consumer and other loans	49	49	32	45	54
Total recoveries	$1,131	$201	$504	$901	$341
Net charge-offs (recoveries)	(666)	1,112	(268)	(531)	266
Provision for loan losses	1,457	629	777	(625)	(188)
Balance, end of period	$7,096	$4,973	$5,456	$4,411	$4,505

Ratio of allowance for loan losses to loans outstanding at period end	0.85%	0.77%	0.90%	0.78%	0.87%

Ratio of net charge offs (recoveries) to average loans outstanding during the period	(0.09)%	0.18%	(0.05)%	(0.10)%	0.05%

Allocation of Allowance for Loan Losses

(dollars in thousands)

	Commercial, Financial, and Agricultural		Real Estate Construction		Real Estate Mortgage		Consumer and Other Loans
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
December 31, 2020	$1,395	16.9%	$1,613	7.0%	$3,665	72.3%	$549	3.8%
December 31, 2019	565	7.2%	446	8.8%	3,592	80.7%	174	3.3%
December 31, 2018	919	5.4%	583	10.2%	3,776	81.6%	150	2.8%
December 31, 2017	570	6.6%	332	9.2%	3,381	82.1%	98	2.1%
December 31, 2016	235	5.9%	450	6.1%	3,514	85.1%	91	2.9%

Deposits

Total deposits were $1.01 billion and $771.5 million at December 31, 2020 and 2019, respectively, which represents an increase of $241.6 million or 31.31% during 2020. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2020, 2019 and 2018.

Average Deposits and Rates Paid

(dollars in thousands)

	December 31,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing	$341,229		$258,176		$246,056
Interest-bearing:
NOW accounts	108,965	0.32%	89,536	0.50%	91,353	0.35%
Money market accounts	184,346	0.50%	150,291	0.97%	132,136	0.62%
Regular savings accounts	122,560	0.10%	105,176	0.20%	104,473	0.15%
Time deposits:
$250,000 and more	75,520	1.59%	59,550	2.05%	70,778	0.97%
Less than $250,000	60,600	1.08%	61,775	1.38%	36,808	1.38%
Total interest-bearing	$551,991	0.59%	$466,328	0.90%	$435,548	0.57%
Total deposits	$893,220		$724,504		$681,604

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $138.4 million or 51.42% from $269.2 million at December 31, 2019 to $407.6 million at December 31, 2020. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $103.1 million or 20.53% from $502.4 million at December 31, 2019 to $605.5 million at December 31, 2020. Total money market account balances increased $53.7 million or 34.84% from $154.1 million at December 31, 2019 to $207.8 million at December 31, 2020. Reciprocal money market accounts balances (included in total money market account balances) increased from $27.0 million to $34.6 million at December 31, 2019 and December 31, 2020, respectively. The reciprocal money market balance at December 31, 2020 and December 31, 2019 consists of money market accounts obtained through the ICS network. Total regular savings account balances increased $29.1 million or 26.99% from $107.7 million at December 31, 2019 to $136.8 million at December 31, 2020. The growth in deposits mainly reflected higher levels of customer balances due to government stimulus and customer spending habits in light of the ongoing pandemic. Time deposits decreased $9.5 million or 6.90% from $138.2 million at December 31, 2019 to $128.7 million at December 31, 2020.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000. Core deposits totaled $944.3 million or 93.21% and $692.4 million or 89.75% of total deposits at December 31, 2020 and 2019, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater” shows the amount of certificates of deposit of $100,000 and more maturing within the time period indicated at December 31, 2020. The total amount maturing within one year is $89.9 million or 95.32% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2020	$28,967	$24,710	$36,243	$4,415	$94,335	9.31%

CAPITAL RESOURCES

Total shareholders’ equity on December 31, 2020 was $105.1 million, reflecting a percentage of total assets of 9.08% as compared to $96.3 million and 10.98% at December 31, 2019. The common stock’s book value per share increased $2.97 or 10.58% to $31.05 per share at December 31, 2020 from $28.08 per share at December 31, 2019. During 2020, the Company paid $1.04 per share in dividends as compared to $1.00 per share for 2019. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock. During 2020, the Company purchased 67,189 shares of its Common Stock under its stock repurchase program at an average price of $27.60.  During 2019, the Company purchased 53,988 shares of its Common Stock under its stock repurchase program at an average price of $32.79.  As evidenced below, the Bank continues to be a well capitalized financial institution.

Analysis of Bank Capital

(dollars in thousands)

	December 31, 2020	December 31, 2019
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	9,773	9,773
Retained earnings	86,370	79,320
Total Tier 1 capital	$97,825	$90,775
Common equity tier 1 capital	$97,825	$90,775
Tier 2 Capital:
Allowance for loan losses and reserves for off-balance sheet commitments	$7,132	$4,997
Total Tier 2 capital	$7,132	$4,997
Total risk-based capital	$104,957	$95,772

Risk weighted assets	$789,773	$665,141

Risk Based Capital Ratios:
Common equity Tier 1 capital ratio	12.39%	13.65%
Tier 1 risk-based capital ratio	12.39%	13.65%
Total risk-based capital ratio	13.29%	14.40%
Tier 1 leverage ratio	9.06%	10.61%

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

Effective January 1, 2015, the Federal Reserve issued final risk-based capital rules to align with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. In addition, a capital conservation buffer requirement was phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increased by the same amount each year until it was fully implemented at 2.5% effective January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. As fully phased in effective January 1, 2019, the rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, is not subject to consolidated regulatory capital requirements.

The table titled “Analysis of Bank Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Bank at December 31, 2020 and 2019.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio will be reduced to 8 percent beginning in the second quarter and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk based capital. The CBLR framework was first available for banks to use beginning in their March 31, 2020, Call Report. The Bank did not opt into the CBLR framework as of December 31, 2020.

Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2020 liquid assets totaled $320.4 million as compared to $290.3 million at December 31, 2019. These amounts represent 31.26% and 37.17% of total liabilities at December 31, 2020 and 2019, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

The table titled “Contractual Obligations and Scheduled Payments” presents the Company’s contractual obligations and scheduled payment amounts due within the period indicated at December 31, 2020.

Contractual Obligations and Scheduled Payments

(dollars in thousands)

	December 31, 2020
	Less than One Year	One Year through Three Years	Three Years through Five Years	More than Five Years	Total
Operating leases	$319	$645	$673	$4,039	$5,676
	$319	$645	$673	$4,039	$5,676

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

Year 1 Net Interest Income Simulation

(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-100 BP	(427)	(1.27)%
+100 BP	1,149	3.42%
+200 BP	1,555	4.63%
+300 BP	1,957	5.83%
+400 BP	2,302	6.85%

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

Static EVE Change

(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	4,502	4.17%
+100 BP Shock	(13,462)	(12.46)%
+200 BP Shock	(256)	(0.24)%
+300 BP Shock	10,414	9.64%
+400 BP Shock	18,700	17.31%

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Eagle Financial Services, Inc.

Berryville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – General Allowance – Qualitative Factors

As described in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) to the consolidated financial statements, the Company has established an allowance for loan losses to provide for loan losses which are estimated to have occurred as of the balance sheet date, which totaled $7.10 million at December 31, 2020.  The Company’s allowance for loan losses consists of three components: the specific allowance; the general allowance; and the unallocated allowance. The general component relates to loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors and totaled $7.02 million at December 31, 2020. The qualitative portion of the general allowance is based on management’s evaluation of specific factors which are used to develop loss percentages applied to the loan portfolio, by loan pool, based on management’s assessment of shared risk characteristics within groups of similar loans. The qualitative factors assessed include: national and local economic trends and conditions; the quality of the Company’s loan review system; changes in lending policies; the experience, ability, and depth of management; concentrations of credit; trends in volume and terms of loans; levels and trends in delinquencies and nonperforming loans; changes in collateral values; and competition and regulatory requirements.

Management exercised significant judgment when assessing the considerations which serve as the basis for the qualitative factors used to adjust the Company’s historical loss experience in the general component of the allowance for loan losses estimate. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
•	Evaluating the completeness and accuracy of data inputs used as the basis for the qualitative factors.
•	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
•	Evaluating the qualitative factors for directional consistency and for reasonableness.
•	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2015.

Winchester, Virginia

March 30, 2021

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2020 and 2019

(dollars in thousands, except per share amounts)

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$12,644	$10,920
Interest-bearing deposits with other institutions	67,054	22,487
Federal funds sold	222	252
Total cash and cash equivalents	79,920	33,659
Securities available for sale, at fair value	164,955	165,003
Restricted investments	1,267	1,197
Loans	836,334	644,760
Allowance for loan losses	(7,096)	(4,973)
Net Loans	829,238	639,787
Bank premises and equipment, net	18,725	19,297
Other real estate owned, net of allowance	607	183
Other assets	35,440	18,194
Total assets	$1,130,152	$877,320
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$407,576	$269,171
Savings and interest bearing demand deposits	476,864	364,175
Time deposits	128,658	138,198
Total deposits	$1,013,098	$771,544
Other liabilities	11,980	9,450
Total liabilities	$1,025,078	$780,994

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2020, 3,405,035 including 20,928 unvested restricted stock; issued and outstanding 2019, 3,430,103 including 18,488 unvested restricted stock	8,460	8,529
Surplus	10,811	11,406
Retained earnings	82,524	74,909
Accumulated other comprehensive income	3,279	1,482
Total shareholders’ equity	$105,074	$96,326
Total liabilities and shareholders’ equity	$1,130,152	$877,320

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2020 and 2019

(dollars in thousands, except per share amounts)

	2020	2019
Interest and Dividend Income
Interest and fees on loans	$35,273	$31,138
Interest and dividends on securities available for sale:
Taxable interest income	2,858	3,089
Interest income exempt from federal income taxes	588	856
Dividends	76	70
Interest on deposits in banks	112	297
Interest on federal funds sold	1	4
Total interest and dividend income	$38,908	$35,454
Interest Expense
Interest on deposits	3,256	4,193
Interest on federal funds purchased and securities sold under agreements to repurchase	—	31
Interest on Federal Home Loan Bank advances	25	15
Total interest expense	$3,281	$4,239
Net interest income	$35,627	$31,215
Provision For Loan Losses	1,457	629
Net interest income after provision for loan losses	$34,170	$30,586
Noninterest Income
Income from fiduciary activities	$1,398	$1,380
Service charges on deposit accounts	920	1,187
Other service charges and fees	4,757	4,893
Gain (loss) on the sale and disposal of bank premises and equipment	5	137
Gain (loss) on sale of securities	687	(7)
Bank owned life insurance income (expense)	310	(48)
Other operating income	502	217
Total noninterest income	$8,579	$7,759
Noninterest Expenses
Salaries and employee benefits	$18,074	$15,025
Occupancy expenses	1,592	1,611
Equipment expenses	988	857
Advertising and marketing expenses	707	868
Stationery and supplies	144	172
ATM network fees	1,009	1,141
Other real estate owned expense	9	76
(Gain) loss on other real estate owned	(143)	443
FDIC assessment	221	105
Computer software expense	679	459
Bank franchise tax	705	656
Professional fees	1,120	1,057
Data processing fees	1,657	1,275
Other operating expenses	2,679	3,031
Total noninterest expenses	$29,441	$26,776
Income before income taxes	$13,308	$11,569
Income Tax Expense	2,136	1,810
Net income	$11,172	$9,759
Earnings Per Share
Net income per common share, basic	$3.27	$2.84
Net income per common share, diluted	$3.27	$2.84

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020 and 2019

(dollars in thousands)

	2020	2019
Net income	$11,172	$9,759
Other comprehensive income:
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of ($5) and $0 for the years ended December 31, 2020 and 2019, respectively	(25)	—
Unrealized gain (loss) on available for sale securities, net of reclassification adjustments, net of deferred income tax of $484 and $807 for the years ended December 31, 2020 and 2019, respectively	1,822	3,035
Total other comprehensive income	1,797	3,035
Total comprehensive income	$12,969	$12,794

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2020 and 2019

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2018	$8,573	$11,992	$68,587	$(1,553)	$87,599
Net income			9,759		9,759
Other comprehensive income				3,035	3,035
Restricted stock awards, stock incentive plan (18,150 shares)	46	(46)			—
Stock-based compensation expense		562			562
Issuance of common stock, dividend investment plan (14,176 shares)	35	406			441
Issuance of common stock, employee benefit plan (4,064 shares)	10	128			138
Retirement of common stock (53,988 shares)	(135)	(1,636)			(1,771)
Dividends declared ($1.00 per share)			(3,437)		(3,437)
December 31, 2019	$8,529	$11,406	$74,909	$1,482	$96,326
Net income			11,172		11,172
Other comprehensive income				1,797	1,797
Restricted stock awards, stock incentive plan (19,238 shares)	48	(48)			—
Stock-based compensation expense		604			604
Issuance of common stock, dividend investment plan (13,239 shares)	33	326			359
Issuance of common stock, employee benefit plan (7,204 shares)	18	209			227
Retirement of common stock (67,189 shares)	(168)	(1,686)			(1,854)
Dividends declared ($1.04 per share)			(3,557)		(3,557)
December 31, 2020	$8,460	$10,811	$82,524	$3,279	$105,074

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

(dollars in thousands)

	2020	2019
Cash Flows from Operating Activities
Net income	$11,172	$9,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,028	957
Amortization of intangible and other assets	411	358
Provision for loan losses	1,457	629
(Gain) loss on other real estate owned	(143)	443
(Gain) on the sale and disposal of premises and equipment	(5)	(137)
Loss on the sale of repossessed assets	5	—
(Gain) loss on the sale of securities	(687)	7
Stock-based compensation expense	604	562
Premium amortization on securities, net	801	487
Bank owned life insurance (income) expense	(310)	48
Deferred tax (benefit) expense	(471)	516
Changes in assets and liabilities:
(Increase) in other assets	(1,397)	(942)
(Decrease) in other liabilities	(1,459)	(1,339)
Net cash provided by operating activities	$11,006	$11,348
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$52,360	$24,604
Proceeds from the sale of securities available for sale	28,323	12,350
Purchases of securities available for sale	(78,443)	(54,310)
Proceeds from the sale of restricted investments	2,125	425
Purchase of restricted investments	(2,195)	(452)
Proceeds for the sale of bank premises and equipment	5	279
Purchases of bank premises and equipment	(456)	(1,314)
Proceeds from the sale of other real estate owned	160	631
Proceeds from the sale of repossessed assets	58	16
Purchase of bank-owned life insurance	(12,000)	—
Net (increase) in loans	(191,411)	(40,211)
Net cash (used in) investing activities	$(201,474)	$(57,982)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$251,094	$45,384
Net (decrease) increase in certificates of deposit	(9,540)	23,056
Net (decrease) increase in federal funds purchased	—	(1,871)
Issuance of common stock, employee benefit plan	227	138
Retirement of common stock	(1,854)	(1,771)
Cash dividends paid	(3,198)	(2,996)
Net cash provided by financing activities	$236,729	$61,940
Increase in cash and cash equivalents	$46,261	$15,306
Cash and Cash Equivalents
Beginning	33,659	18,353
Ending	$79,920	$33,659
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$3,351	$4,198
Income taxes	$2,618	$-
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$2,306	$3,842
Minimum postretirement liability adjustment	$(30)	$-
Other real estate and repossessed assets acquired in settlement of loans	$503	$1,167
Issuance of common stock, dividend investment plan	$359	$441
Lease liabilities arising from right-of-use assets	$549	$3,745

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

Paycheck Protection Program Loans

In 2020, the Company participated in the Paycheck Protection Program (PPP).  The PPP commenced subsequent to the passage of the Coronavirus Aid, Relief and Economic Security("CARES") Act in March 2020 and was later expanded by the Paycheck Protection Program and Health Care Enhancement Act of April 2020. The PPP was designed to provide U.S. small businesses with cash-flow assistance during the COVID-19 pandemic through loans that are fully guaranteed by the Small Business Administration (SBA) which may be forgiven upon satisfaction of certain criteria. As of December 31, 2020, the Company had 911 PPP loans with outstanding balances totaling $81.3 million. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan's maturity, the remainder of any unrecognized net fees are recognized in interest income.  The Company has continued to participate in the newest round of the PPP during the first quarter of 2021.  Our outstanding PPP loans were included in the commercial and industrial segment at December 31, 2020, and their underlying guarantees were considered in the determination of the allowance for loan losses as discussed below.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are impaired. An allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors considered in the general component include the levels and trends in delinquencies and nonperforming loans, trends in volume and terms of loans, the effects of any changes in lending policies, the experience, ability, and depth of management, national and local economic trends and conditions, changes in collateral values, concentrations of credit, the quality of the Company’s loan review system, competition and regulatory requirements. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less estimated cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the (gain) loss on other real estate owned line item in the consolidated statements of income.

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

Reclassifications

Certain reclassifications have been made to the 2019 financial statements to conform to reporting for 2020.  The results of the reclassifications are not considered material and had no effect on prior years' net income or shareholders' equity.

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

	Twelve Months Ended
	December 31,
	2020	2019
Average number of common shares outstanding	3,417,543	3,438,410
Effect of dilutive common stock	—	—
Average number of common shares outstanding used to calculate diluted earnings per share	3,417,543	3,438,410

There were no potentially dilutive securities outstanding in 2020 or 2019.

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

Stock Repurchase Program

On June 17, 2020, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2021. During 2020, the Company purchased 67,189 shares of its Common Stock under its stock repurchase program at an average price of $27.60.  During 2019, the Company purchased 53,988 shares of its Common Stock under its stock repurchase program at an average price of $32.79.  The maximum number of shares that may yet be purchased under the plan as of December 31, 2020 are 121,425.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet weekly to address the compliance requirements. Historic loan data has been gathered and reviewed for completeness and accuracy. In addition, the committee has selected a third-party that is assisting in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard in advance of the required implementation date.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company is working to identify loans that are directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loans.

On March 12, 2020, the SEC finalized amendments to its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date. Prior to these changes, the Company was required to comply with section 404(b) of the Sarbanes Oxley Act concerning auditor attestation over internal control over financial reporting as an “accelerated filer” as it had more than $75 million in public float but less than $700 million at the end of the Company’s most recent second quarter.  The rule change revises the definition of “accelerated filers” to exclude entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company expects to meet this expanded category of small reporting company and will no longer be considered an accelerated filer.  If the Company’s annual revenues exceed $100 million, its category will change back to “accelerated filer”.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of internal control over financial reporting (ICFR) and include the opinion on ICFR in its annual report on Form 10-K.  Non-accelerated filers also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for non-accelerated filers.  As the Bank has total assets exceeding $1.0 billion, it remains subject to FDICIA, which requires an auditor attestation concerning internal controls over financial reporting.  As such, other than the additional time provided to file quarterly and annual financial statements, this change does not significantly change the Company’s annual reporting and audit requirements.

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

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

Recently Adopted Accounting Developments

In March 2020 (Revised in April 2020), various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.   In August 2020, a joint statement on additional loan modifications was issued.  Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  The CARES Act  was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief.  The most significant impacts of the Act related to accounting for loan modifications and establishment of the Paycheck Protection Program (“PPP”).  On December 21, 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed.  The CAA extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2020 and 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2020
	(in thousands)
Obligations of U.S. government corporations and agencies	$16,576	$907	$—	$17,483
Mortgage-backed securities	117,161	1,894	(46)	119,009
Obligations of states and political subdivisions	25,840	1,373	—	27,213
Subordinated debt	1,250	—	—	1,250
	$160,827	$4,174	$(46)	$164,955

	December 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$21,917	$363	$(94)	$22,186
Mortgage-backed securities	107,410	966	(215)	108,161
Obligations of states and political subdivisions	33,854	858	(56)	34,656
	$163,181	$2,187	$(365)	$165,003

Carrying amounts of restricted securities at December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	783	713
Community Bankers’ Bank Stock	140	140
	$1,267	$1,197

The amortized cost and fair value of securities available for sale at December 31, 2020, by contractual maturity, are shown below. Maturities may differ from contractual maturities primarily (others could be called) in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$751	$760
Due after one year through five years	8,587	8,879
Due after five years through ten years	32,281	34,056
Due after ten years	119,208	121,260
	$160,827	$164,955

During the twelve months ended December 31, 2020, the Company sold $28.3 million in available for sale securities with gross gains of $687 thousand and no gross losses.  During the twelve months ended December 31, 2019, the Company sold $12.4 million in available for sale securities with gross gains of $37 thousand and gross losses of $44 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2020
	(in thousands)
Mortgage-backed securities	$12,014	$46	$—	$—	$12,014	$46
	$12,014	$46	$—	$—	$12,014	$46

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2019
	(in thousands)
Obligations of U.S. government corporations and agencies	$5,466	$91	$1,997	$3	$7,463	$94
Mortgage-backed securities	19,509	176	5,271	39	24,780	215
Obligations of states and political subdivisions	3,127	49	923	7	4,050	56
	$28,102	$316	$8,191	$49	$36,293	$365

Gross unrealized losses on available for sale securities included three (3) and twenty-eight (28) debt securities at December 31, 2020 and December 31, 2019, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2020 and December 31, 2019 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary and management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

Securities having a carrying value of $3.1 million at December 31, 2020 were pledged as security for trust accounts.

NOTE 3. Loans

The composition of loans at December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$42,544	$42,561
Secured by farmland	15,846	13,917
Secured by 1-4 family residential properties	248,246	219,580
Multifamily	21,496	14,415
Commercial	334,661	286,600
Commercial and industrial loans	140,762	46,543
Consumer installment loans	21,321	9,541
All other loans	10,773	12,050
Total loans	$835,649	$645,207
Net deferred loan costs (fees)	685	(447)
Allowance for loan losses	(7,096)	(4,973)
	$829,238	$639,787

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(in thousands)
Balance, beginning	$4,973	$5,456
Provision charged to operating expense	1,457	629
Recoveries added to the allowance	1,131	201
Loan losses charged to the allowance	(465)	(1,313)
Balance, ending	$7,096	$4,973

Nonaccrual and past due loans by class at December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$43	$—	$—	$43	$140,719	$140,762	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	157	157	165,764	165,921	—	1,227
Non-owner occupied	500	—	122	622	168,118	168,740	—	2,405
Construction and Farmland:
Residential	—	—	—	—	10,644	10,644	—	—
Commercial	—	—	69	69	47,677	47,746	—	69
Consumer:
Installment	5	—	—	5	21,316	21,321	—	5
Residential:
Equity Lines	13	—	—	13	31,239	31,252	—	42
Single family	249	123	581	953	216,041	216,994	—	1,006
Multifamily	—	—	—	—	21,496	21,496	—	—
All Other Loans	—	—	—	—	10,773	10,773	—	—
Total	$810	$123	$929	$1,862	$833,787	$835,649	$—	$4,754

	December 31, 2019
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$47	$—	$32	$79	$46,464	$46,543	$—	$32
Commercial Real Estate:
Owner Occupied	1,078	—	—	1,078	147,879	148,957	—	320
Non-owner occupied	—	—	—	—	137,643	137,643	—	329
Construction and Farmland:
Residential	—	—	—	—	7,867	7,867	—	—
Commercial	—	—	187	187	48,424	48,611	—	187
Consumer:
Installment	55	6	—	61	9,480	9,541	—	8
Residential:
Equity Lines	121	—	—	121	33,127	33,248	—	65
Single family	471	541	1,251	2,263	184,069	186,332	—	1,244
Multifamily	—	—	—	—	14,415	14,415	—	—
All Other Loans	—	—	—	—	12,050	12,050	—	—
Total	$1,772	$547	$1,470	$3,789	$641,418	$645,207	$—	$2,185

Allowance for loan losses by segment at December 31, 2020 and December 31, 2019 were as follows:

	Twelve Months Ended
	December 31, 2020
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Charge-Offs	(119)	(20)	(155)	(49)	(83)	(39)	—	(465)
Recoveries	7	275	302	498	41	8	—	1,131
Provision	1,270	73	(493)	360	186	257	(196)	1,457
Ending balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Ending balance: Individually evaluated for impairment	$—	$72	$—	$—	$—	$—	$—	$72
Ending balance: collectively evaluated for impairment	$1,604	$1,857	$1,645	$1,374	$198	$346	$—	$7,024
Loans:
Ending balance	$58,390	$269,742	$334,661	$140,762	$21,321	$10,773	$—	$835,649
Ending balance individually evaluated for impairment	$105	$3,869	$3,632	$147	$15	$—	$—	$7,768
Ending balance collectively evaluated for impairment	$58,285	$265,873	$331,029	$140,615	$21,306	$10,773	$—	$827,881

	December 31, 2019
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$583	$1,788	$1,988	$919	$53	$97	$28	$5,456
Charge-Offs	—	(406)	—	(850)	(5)	(52)	—	(1,313)
Recoveries	8	72	20	52	26	23	—	201
Provision	(145)	147	(17)	444	(20)	52	168	629
Ending balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Ending balance: Individually evaluated for impairment	$100	$51	$149	$—	$—	$—	$—	$300
Ending balance: collectively evaluated for impairment	$346	$1,550	$1,842	$565	$54	$120	$196	$4,673
Loans:
Ending balance	$56,478	$233,995	$286,600	$46,543	$9,541	$12,050	$—	$645,207
Ending balance individually evaluated for impairment	$433	$3,681	$3,053	$228	$8	$—	$—	$7,403
Ending balance collectively evaluated for impairment	$56,045	$230,314	$283,547	$46,315	$9,533	$12,050	$—	$637,804

Beginning with the three months ended September 30, 2020, the Company changed its allowance methodology for the risk scale used in calculating the environmental factors portion of the general reserves assigned to unimpaired credits. During that quarter, management determined it necessary to adjust each of the risk scores assigned to all nine current qualitative factors due to changes that had occurred both internally and outside of the Company that have an impact on payment defaults, collateral values, risk ratings, etc. Management also determined it necessary to adjust the loss history period from 28 quarters to 12 quarters. The Company believes that the revised risk scale and loss history period is more indicative of the losses and risks inherent in the portfolio.

The following table represents the effect on the loan loss provision for year ended December 31, 2020 as a result of the change in allowance methodology from that used in prior periods.

(in thousands)	Calculated Provision (Recovery) Based on Current Methodology	Calculation Provision (Recovery) Based on Prior Methodology	Difference
Portfolio Segment:
Construction and Farmland	$1,270	$85	$1,185
Residential Real Estate	73	275	(202)
Commercial Real Estate	(493)	444	(937)
Commercial	360	(262)	622
Consumer	186	140	46
All Other Loans	257	26	231
Total	$1,653	$708	$945

Impaired loans by class at December 31, 2020 and December 31, 2019 were as follows:

	As of
	December 31, 2020
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$246	$147	$—	$186	$16
Commercial Real Estate:
Owner Occupied	1,282	1,227	—	1,258	18
Non-owner occupied	2,682	2,405	—	2,444	34
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	233	105	—	109	3
Consumer:
Installment	16	15	—	22	1
Residential
Equity lines	272	42	—	44	—
Single family	2,655	2,413	—	2,514	76
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$7,386	$6,354	$—	$6,577	$148
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	1,449	1,431	72	1,448	38
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$1,449	$1,431	$72	$1,448	$38
Total:
Commercial	$246	$147	$—	$186	$16
Commercial Real Estate	3,964	3,632	—	3,702	52
Construction and Farmland	233	105	—	109	3
Consumer	16	15	—	22	1
Residential	4,376	3,886	72	4,006	114
Other	—	—	—	—	—
Total	$8,835	$7,785	$72	$8,025	$186

(1)	Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, and any partial charge-offs.

	As of
	December 31, 2019
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$364	$228	$—	$269	$21
Commercial Real Estate:
Owner Occupied	369	356	—	358	4
Non-owner occupied	407	329	—	335	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	301	246	—	263	25
Consumer:
Installment	9	8	—	9	—
Residential:
Equity lines	276	65	—	68	1
Single family	2,854	2,435	—	2,583	80
Multifamily	366	367	—	375	21
Other Loans	—	—	—	—	—
	$4,946	$4,034	$—	$4,260	$152
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	2,369	2,377	149	2,405	103
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	187	187	100	187	8
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	—	—	—	—	—
Single family	879	822	51	833	38
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$3,435	$3,386	$300	$3,425	$149
Total:
Commercial	$364	$228	$—	$269	$21
Commercial Real Estate	3,145	3,062	149	3,098	107
Construction and Farmland	488	433	100	450	33
Consumer	9	8	—	9	—
Residential	4,375	3,689	51	3,859	140
Other	—	—	—	—	—
Total	$8,381	$7,420	$300	$7,685	$301

(1)	Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, and any partial charge-offs.

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

Credit quality information by class at December 31, 2020 and December 31, 2019 was as follows:

	As of
	December 31, 2020
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$137,566	$2,750	$439	$7	$—	$—	$140,762
Commercial Real Estate:
Owner Occupied	126,839	31,927	5,929	1,226	—	—	165,921
Non-owner occupied	101,026	42,338	22,555	2,821	—	—	168,740
Construction and Farmland:
Residential	8,131	2,513	—	—	—	—	10,644
Commercial	19,599	24,982	3,004	161	—	—	47,746
Residential:
Equity Lines	31,087	124	—	36	5	—	31,252
Single family	193,579	16,639	3,594	3,053	129	—	216,994
Multifamily	10,923	8,700	1,873	—	—	—	21,496
All other loans	8,438	—	2,335	—	—	—	10,773
Total	$637,188	$129,973	$39,729	$7,304	$134	$—	$814,328

						Performing	Nonperforming
Consumer Credit Exposure by Payment Activity						$21,316	$5

	As of
	December 31, 2019
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$42,578	$3,815	$105	$45	$—	$—	$46,543
Commercial Real Estate:
Owner Occupied	103,958	38,989	5,654	356	—	—	148,957
Non-owner occupied	103,909	25,939	5,866	1,929	—	—	137,643
Construction and Farm land:
Residential	5,094	2,773	—	—	—	—	7,867
Commercial	17,018	30,661	437	495	—	—	48,611
Residential:
Equity Lines	32,295	889	—	42	22	—	33,248
Single family	162,195	19,427	2,347	2,225	138	—	186,332
Multifamily	11,714	1,337	998	366	—	—	14,415
All other loans	11,963	40	47	—	—	—	12,050
Total	$490,724	$123,870	$15,454	$5,458	$160	$—	$635,666

						Performing	Nonperforming
Consumer Credit Exposure by Payment Activity						$9,480	$61

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

There were seventeen (17) troubled debt restructured loans totaling $3.3 million at December 31, 2020.  At December 31, 2019, there were eighteen (18) troubled debt restructured loans totaling $3.0 million.  Three loans, totaling $796 thousand, were in nonaccrual status at December 31, 2020.  Four loans, totaling $401 thousand, were in nonaccrual status at December 31, 2019. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2020 or December 31, 2019.

During the year ended December 31, 2020, the Company approved 255 deferrals of interest and/or principal payments with respect to loan balances totaling approximately $130.5 million at December 31, 2020 for its customers experiencing hardships related to COVID-19. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019. As such, they were not considered troubled debt restructurings based on the relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act and recent interagency regulatory guidance. As of December 31, 2020, 241 of these loans with loan balances totaling approximately $128.7 million had begun making payments on their loans after the end of the deferral period. The majority of the remainder of these loans are still in their original deferral period, have been granted an additional deferral or have paid off. In December 2020, the Consolidated Appropriations Act extended the period established by Section 4013 of the CARES Act for providing temporary relief from TDR classification to the earlier of January 1, 2022 or 60 days after the date when the national emergency concerning COVID-19 terminates.

The following tables set forth information on the Company’s troubled debt restructurings by class of financing receivable occurring during the years ended  December 31, 2020 and 2019:

		Twelve Months Ended
		December 31, 2020
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate
Non-owner occupied	1	$685	$685
Consumer:
Installment	1	13	13
Residential
Single family	3	931	935
Total	5	$1,629	$1,633

Twelve Months Ended
December 31, 2019
(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Total	—	$—	$—

During the twelve months ended December 31, 2020, the Company restructured five loans by granting a concession to the borrower experiencing financial difficulty. The Company restructured one consumer installment loan and one residential single-family loan by granting three 90-day payment deferment periods. The Company restructured one single-family residential loan by reducing the payments due for a period of time and restructured another single-family residential loan by allowing a loan policy exception for a high loan-to-value. The Company also restructured one commercial real estate loan by granting interest-only payments.

During the twelve months ended December 31, 2019, the Company did not restructure any loans by granting a concession to the borrower.

Loans by class of financing receivable modified as TDRs within the previous 12 months and for which there was a payment default during the stated periods were:

Twelve Months Ended
December 31, 2020
(in thousands)
	Number of Contracts	Recorded Investment

Total	—	—

	Twelve Months Ended
	December 31, 2019
	(in thousands)
	Number of Contracts	Recorded Investment
Residential
Single family	1	$72
Total	1	$72

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan.

NOTE 6. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
	(in thousands)
Land	$6,644	$6,644
Buildings and improvements	18,498	18,472
Furniture and equipment	8,358	7,972
	$33,500	$33,088
Less accumulated depreciation	14,775	13,791
Bank premises and equipment, net	$18,725	$19,297

Depreciation expense on buildings and improvements was $500 thousand and $494 thousand for the years ended 2020 and 2019, respectively. Depreciation expense on furniture and equipment was $527 thousand and $463 thousand for the years ended 2020 and 2019, respectively.

NOTE 7. Deposits

The composition of deposits at December 31, 2020 and December 31, 2019 was as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Noninterest bearing demand deposits	$407,576	$269,171
Savings and interest bearing demand deposits:
NOW accounts	$132,249	$102,337
Money market accounts	207,837	154,133
Regular savings accounts	136,778	107,705
	$476,864	$364,175
Time deposits:
Balances of less than $250,000	$59,621	$59,094
Balances of $250,000 or greater	69,037	79,104
	$128,658	$138,198
	$1,013,098	$771,544

Money market accounts include $34.6 million and $27.0 million in reciprocal deposits at December 31, 2020 and 2019, respectively.

The outstanding balance of time deposits at December 31, 2020 was due as follows:

December 31, 2020
(in thousands)
2021	$117,375
2022	6,484
2023	2,031
2024	1,391
2025	1,214
Thereafter	163
$128,658

Deposit overdrafts reclassified as loans totaled $70 thousand and $135 thousand at December 31, 2020 and 2019, respectively.

NOTE 8. Borrowings

The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased and Federal Home Loan Bank advances.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 15. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	(dollars in thousands)
Balance at year-end	—	—
Average balance during the year	1	1,074
Average interest rate during the year	0.61%	2.91%
Maximum month-end balance during the year	$—	$10,780
Gross lines of credit at year-end	28,000	28,000
Unused lines of credit at year-end	28,000	28,000

As of December 31, 2020, Company had remaining credit availability in the amount of $225.2 million with the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. The amount of the available credit is also limited to 20% of total Bank assets.

The Company had no borrowings with the FHLB at December 31, 2020 or December 31, 2019. The Company had a $50.0 million irrevocable letter of credit at December 31, 2020 with the FHLB to secure public deposits.

NOTE 9. Income Taxes

The Company files income tax returns with the United States of America, the Commonwealth of Virginia and West Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2017.

The net deferred tax asset at December 31, 2020 and 2019 consisted of the following components:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,490	$1,044
Share-based compensation	100	91
Accrued postretirement benefits	21	23
Home equity origination costs	50	52
Nonaccrual interest	76	51
Lease liabilities	864	773
Other	24	23
	$2,625	$2,057
Deferred tax liabilities:
Property and equipment	$713	$705
Right-of-use assets	843	759
Securities available for sale	867	383
	$2,423	$1,847
Net deferred tax asset	$202	$210

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2020 and 2019 consisted of the following components:

	December 31,
	2020	2019
	(in thousands)
Current tax expense	$2,607	$1,294
Deferred tax (benefit) expense	(471)	516
	$2,136	$1,810

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2020 and 2019.

	December 31,
	2020	2019
	(in thousands)
Statutory federal corporate tax amount	$2,795	$2,429
Tax-exempt interest (income)	(193)	(260)
Officer insurance (income) loss	(57)	15
Net tax credits	(439)	(379)
Other, net	30	5
	$2,136	$1,810

The effective tax rates were 16.05% and 15.65% for years ended December 31, 2020 and 2019, respectively. The effective tax rate is impacted by tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

NOTE 10. Stock-Based Compensation

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than nine months. During 2020, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a one year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a three year service period. Vesting schedules were unchanged from the two prior years.

The following table presents the activity for Restricted Stock for the years ended December 31, 2020 and 2019:

	Twelve Months Ended
	December 31,
	2020		2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	18,488	$30.39	16,701	$29.72
Granted	22,128	28.82	22,488	30.69
Vested	(19,238)	29.01	(18,150)	30.16
Forfeited	(450)	31.03	(2,551)	30.28
Nonvested, end of period	20,928	$29.98	18,488	$30.39

The Company recognizes compensation expense over the vesting period based on the fair value of the Company's stock on the grant date. Compensation expense was $604 thousand and $562 thousand during December 31, 2020 and 2019, respectively. The total grant date fair value of Restricted Stock which vested was $558 thousand and $547 thousand for the years ended December 31, 2020 and 2019, respectively. The total vest date fair value of Restricted Stock which vested was $561 thousand and $556 thousand for the years ended December 31, 2020 and 2019, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $184 thousand at December 31, 2020. This amount is expected to be recognized over a weighted average period of one year. The Company's policy is to recognize forfeitures as they occur.

NOTE 11. Employee Benefits

The Company has an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2020 and 2019.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. The Company matches 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by newly issued shares. The 401(k) plan includes a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each year, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $1.5 million in 2020 and $1.1 million in 2019.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $23 thousand and $30 thousand at December 31, 2020 and 2019, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $29 thousand in 2020 and $21 thousand in 2019. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

As a member of the Federal Reserve System, the Bank is required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. In March 2020, the Federal Reserve announced they were reducing the reserve requirement to zero percent across all deposit tiers in response to the COVID-19 pandemic.  This adjustment to the reserve requirements remained in effect through December 31, 2020. For the final weekly reporting period in the year ended December 31, 2019, the amount of daily average required balances was approximately  $1.7 million. This required amount was met by vault cash and no additional amount was required to be on deposit with the Federal Reserve Bank.  In addition, the Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $250 thousand at December 31, 2020 and 2019.

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

The Company’s two long-term lease agreements are classified as operating leases.  These leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised.  These lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2020	December 31, 2019
Lease liability	$4,113	$3,680
Right-of-use asset	$4,014	$3,618
Weighted average remaining lease term	17 years	20 years
Weighted average discount term	3.34%	3.62%

	Twelve Months Ended
Lease Cost	December 31, 2020	December 31, 2020
Operating lease cost	$287	$261
Variable lease cost	—	—
Short-term lease cost	16	16
Total lease cost	$303	$277

Cash paid for amounts included in the measurement of lease liabilities	$239	$200

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	December 31, 2020
Twelve months ending December 31, 2021	319
Twelve months ending December 31, 2022	321
Twelve months ending December 31, 2023	324
Twelve months ending December 31, 2024	327
Twelve months ending December 31, 2025	346
Thereafter	4,039
Total undiscounted cash flows	$5,676
Discount	(1,563)
Lease liability	$4,113

NOTE 14. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $5.4 million and $6.2 million at December 31, 2020 and 2019, respectively. These balances reflect total principal additions of $1.9 million and total principal payments of $2.7 million, during 2020. The aggregate balance of deposits from directors, principal officers and their related parties was $16.6 million and $24.3 million at December 31, 2020 and 2019, respectively.

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

Effective January 1, 2015, the Federal Reserve issued a final rule that made technical changes to its market risk capital rules to align them with the BASEL III regulatory capital framework and meet certain requirements of the Dodd-Frank Act.  The phase-in period for the final rules began January 1, 2015 with full compliance with the final rules phased in by January 1, 2019.  As a part of this final rule, the Bank was required to begin calculating and disclosing Common Equity Tier 1 Capital to risk weighted assets in 2015. In addition to the minimum regulatory capital required for capital adequacy purposes, the Bank is required to maintain a minimum Capital Conservation Buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the Capital Conservation Buffer was 0.625% on January 1, 2016 and has increased by 0.625% each year until it reached 2.5% on January 1, 2019. The Capital Conservation Buffer is applicable to all ratios except the leverage ratio, which is noted below as Tier 1 Capital to Average Assets. The Bank's institution specific capital conservation buffer at December 31, 2020 was 5.29%.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes the Bank met all capital adequacy requirements to which it was subject at December 31, 2020 and 2019.

At December 31, 2020, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Bank’s actual capital amounts and ratios at December 31, 2020 and 2019:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2020
Common Equity Tier 1 Capital to Risk Weighted Assets	$97,825	12.39%	$35,540	4.50%	$51,335	6.50%
Total Capital to Risk Weighted Assets	104,957	13.29%	63,182	8.00%	78,977	10.00%
Tier 1 Capital to Risk Weighted Assets	97,825	12.39%	47,386	6.00%	63,182	8.00%
Tier 1 Capital to Average Assets	97,825	9.06%	43,213	4.00%	54,016	5.00%

December 31, 2019
Common Equity Tier 1 Capital to Risk Weighted Assets	$90,775	13.65%	$29,931	4.50%	$43,234	6.50%
Total Capital to Risk Weighted Assets	95,772	14.40%	53,211	8.00%	66,514	10.00%
Tier 1 Capital to Risk Weighted Assets	90,775	13.65%	39,908	6.00%	53,211	8.00%
Tier 1 Capital to Average Assets	90,775	10.61%	34,216	4.00%	42,770	5.00%

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

At December 31, 2020, the Bank’s retained earnings available for the payment of dividends to the Company was $17.7 million. Accordingly, $83.4 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2020. Funds available for loans or advances by the Bank to the Company amounted to $10.5 million at December 31, 2020.

NOTE 17. Dividend Investment Plan

The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at its fair market value on each dividend record date. In 2016, the Company amended the Plan to provide that shares of common stock purchased through the Plan would be purchased at a price equal to the market price of the shares.  Prior to this date, the Plan allowed participants' dividends to purchase additional shares of common stock at 95% of its fair market value. Our board of directors determined to eliminate the discount for purchases of shares in order to reflect current best practices and market standards for dividend reinvestment plans generally and among our peers.  No other changes have been made to the operation of the dividend reinvestment features of the Plan, and current participants will remain enrolled in the Plan under their current methods of participation unless they choose to alter their enrollment.

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

At December 31, 2020 and 2019, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Commitments to extend credit	$27,558	$19,939
Unfunded commitments under lines of credit	146,202	121,609
Commercial and standby letters of credit	8,139	6,132

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2020, $7.8 million of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2020 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $3.7 million.

NOTE 19. Revenue Recognition

Substantially all of the Company's revenue from contracts with customers that is within the scope of ASC 606, "Revenue from Contracts with Customers" is reported within noninterest income.  A limited amount of other in-scope items such as gains and losses on other real estate owned are recorded in noninterest expense.  The recognition of interest income and certain sources of noninterest income (e.g. gains on securities transactions, bank owned life insurance income, etc.) are governed by other areas of U.S. GAAP.  Significant revenue streams that are within the scope of ASC 606 and included in noninterest income are discussed in the following paragraphs.

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

Noninterest income disaggregated by major source, for the years ended December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
	(dollar in thousands)
Noninterest income:
Income from fiduciary activities(1):
Trust asset management fees	$1,398	$1,380
Service charges on deposit accounts(1):
Overdrawn account fees	695	961
Monthly and other service charges	225	226
Other service charges and fees:
Interchange fees (1)	372	380
ATM fees (1)	2,578	2,431
Brokerage commissions (1)	916	1,150
Secondary market fees	431	486
Other charges and fees (2)	460	446
Gain (loss) on the sale and disposal of bank premises and equipment (1)	5	137
Gain (loss) on sale of securities	687	(7)
Bank owned life insurance income	310	(48)
Other operating income (3)	502	217
Total noninterest income	$8,579	$7,759

(1)	Income within the scope of Topic 606.
(2)	Includes income within the scope of Topic 606 of $390 thousand and $412 thousand for the years ended December 31, 2020 and 2019, respectively. The remaining balance is outside the scope of Topic 606.
(3)	Includes income within the scope of Topic 606 of $505 thousand and $212 thousand for the years ended December 31, 2020 and 2019, respectively. The remaining balance is outside the scope of Topic 606.

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

NOTE 20. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2020 and 2019 are summarized as follows:

	2020
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$9,107	$9,661	$10,150	$9,990
Net interest income after provision for loan losses	8,102	8,005	9,367	8,696
Noninterest income	1,690	2,422	2,216	2,251
Noninterest expenses	6,875	7,014	7,465	8,087
Income before income taxes	2,917	3,413	4,118	2,860
Net income	2,441	2,819	3,406	2,506
Net income per common share, basic	0.71	0.83	0.99	0.74
Net income per common share, diluted	0.71	0.83	0.99	0.74
Dividends per common share	0.26	0.26	0.26	0.26

	2019
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$8,593	$8,750	$9,084	$9,027
Net interest income after provision for loan losses	7,430	7,433	7,835	7,888
Noninterest income	1,844	1,878	2,219	1,818
Noninterest expenses	6,231	6,824	7,411	6,310
Income before income taxes	3,043	2,487	2,643	3,396
Net income	2,571	2,126	2,231	2,831
Net income per common share, basic	0.74	0.62	0.65	0.83
Net income per common share, diluted	0.74	0.62	0.65	0.83
Dividends per common share	0.24	0.25	0.25	0.26

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

“Fair Value Measurements” defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•

Level 2Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019:

		Fair Value Measurements at
		December 31, 2020
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$17,483	$—	$17,483	$—
Mortgage-backed securities	119,009	—	119,009	—
Obligations of states and political subdivisions	27,213	—	27,213	—
Subordinated debt	1,250	—	1,250	—
Total assets at fair value	$164,955	$—	$164,955	$—

		Fair Value Measurements at
		December 31, 2019
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$22,186	$—	$22,186	$—
Mortgage-backed securities	108,161	—	108,161	—
Obligations of states and political subdivisions	34,656	—	34,656	—
Total assets at fair value	$165,003	$—	$165,003	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2020 and December 31, 2019:

	Quantitative information about Level 3 Fair Value Measurements
	December 31, 2020
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	4%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

	December 31, 2019
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%
Other real estate owned	Discounted appraised value	Discount for current market conditions and selling costs	6%	6%

(1) - Weighted based on the relative fair values of the specific items measured at fair value.

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2020 and December 31, 2019:

		Carrying value at
		December 31, 2020
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,355	$—	$—	$1,355
Nonfinancial Assets:
Other real estate owned	607	—	165	442

		Carrying value at
		December 31, 2019
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$3,075	$—	$—	$3,075
Nonfinancial Assets:
Other real estate owned	183	—	—	183

The carrying amount and fair value of the Company’s financial instruments at December 31, 2020 and 2019 were as follows:

	Fair Value Measurements at
	December 31, 2020
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
	(in thousands)
Financial Assets:
Cash and short-term investments	$79,920	$79,920	$—	$—	$79,920
Securities	164,955	—	164,955	—	164,955
Restricted Investments	1,267	—	1,267	—	1,267
Loans, net	829,238	—	—	819,691	819,691
Bank owned life insurance	12,709	—	12,709	—	12,709
Accrued interest receivable	3,441	—	3,441	—	3,441
Financial Liabilities:
Deposits	$1,013,098	$—	$1,013,600	$—	$1,013,600
Accrued interest payable	72	—	72	—	72

	Fair Value Measurements at
	December 31, 2019
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
	(in thousands)
Financial assets:
Cash and short-term investments	$33,659	$33,659	$—	$—	$33,659
Securities	165,003	—	165,003	—	165,003
Restricted Investments	1,197	—	1,197	—	1,197
Loans, net	639,787	—	—	633,476	633,476
Bank owned life insurance	398	—	398	—	398
Accrued interest receivable	2,237	—	2,237	—	2,237
Financial liabilities:
Deposits	$771,544	$—	$772,111	$—	$772,111
Accrued interest payable	142	—	142	—	142

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

NOTE 22. Change in Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available for sale securities and changes in benefit obligations and plan assets for the post retirement benefit plan.  Changes to accumulated other comprehensive income (loss) are presented net of tax as a component of equity.  Reclassifications out of accumulated other comprehensive income (loss) are recorded in the Consolidated Statements of Income either as a gain or loss.

Changes to accumulated other comprehensive income (loss) by components are shown in the following tables for the years ended December 31, 2020 and 2019:

	Twelve Months Ended
	December 31,
	2020			2019
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$1,438	$44	$1,482	$(1,597)	$44	$(1,553)
Other comprehensive income (loss) before reclassifications	2,993	(33)	2,960	3,835	—	3,835
Reclassifications from other comprehensive income (loss)	(687)	3	(684)	7	—	7
Tax effect of current period changes	(484)	5	(479)	(807)	—	(807)
Current period changes net of taxes	1,822	(25)	1,797	3,035	—	3,035
December 31	$3,260	$19	$3,279	$1,438	$44	$1,482

For the years ended December 31, 2020 and 2019, $687 thousand and $(7) thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as Gain (loss) on sale of securities in the Consolidated Statement of Income.  The tax expense (benefit) related to these reclassifications was $144 thousand and $(1) thousand for the years ended December 31, 2020 and 2019, respectively. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

For the year ended December 31, 2020, $(3) thousand was reclassified out of accumulated other comprehensive income related to the Company's postretirement benefit plan.  This reclassification is a component of net periodic benefit cost and was reflected in Other noninterest expense in the Consolidated Statements of Income.  Tax related to this reclassification was less than $1 thousand and was included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 23. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2020 and 2019

(dollars in thousands)

	2020	2019
Assets
Cash held in subsidiary bank	$902	$989
Loans, net of allowance	2,932	2,939
Investment in subsidiary	101,104	92,257
Other assets	136	141
Total assets	$105,074	$96,326

Liabilities and Shareholders’ Equity
Total liabilities	$—	$—

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,460	8,529
Surplus	10,811	11,406
Retained earnings	82,524	74,909
Accumulated other comprehensive income	3,279	1,482
Total shareholders’ equity	$105,074	$96,326
Total liabilities and shareholders’ equity	$105,074	$96,326

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2020 and 2019

(dollars in thousands)

	2020	2019
Income
Dividends from subsidiary bank	$4,250	$5,000
Interest and fees on loans	133	134
Total income	$4,383	$5,134

Expenses
Other operating expenses	$295	$457
Total expenses	$295	$457
Income before income tax (benefit) and equity in undistributed earnings of subsidiary bank	$4,088	$4,677

Income Tax (Benefit)	(34)	(70)
Income before equity in undistributed earnings of subsidiary bank	$4,122	$4,747

Equity in Undistributed Net Income of Subsidiary Bank	7,050	5,012
Net income	$11,172	$9,759
Comprehensive income	$12,969	$12,794

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2020 and 2019

(dollars in thousands)

	2020	2019
Cash Flows from Operating Activities
Net Income	$11,172	$9,759
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	604	562
Undistributed earnings of subsidiary bank	(7,050)	(5,012)
Changes in assets and liabilities:
Decrease (increase) in other assets	5	(50)
Net cash provided by operating activities	$4,731	$5,259

Cash Flows from Investing Activities
Net decrease (increase) in loans	$7	$(43)
Net cash provided by (used in) investing activities	$7	$(43)

Cash Flows from Financing Activities
Cash dividends paid	(3,198)	(2,996)
Issuance of common stock, employee benefit plan	227	138
Retirement of common stock	(1,854)	(1,771)
Net cash (used in) financing activities	$(4,825)	$(4,629)
(Decrease) increase in cash	$(87)	$587

Cash
Beginning	$989	$402
Ending	$902	$989

NOTE 24. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the twelve months ended December 31, 2020 and 2019:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Balance, beginning	$183	$106
Net loans transferred to OREO	441	1,151
Gain on foreclosure	166	192
Sales	(183)	(1,266)
Balance, ending	$607	$183

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2020 and 2019 were as follows:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Construction and Farmland	$—	$—
Residential Real Estate	165	183
Commercial Real Estate	442	—
Subtotal	$607	$183
Less valuation allowance	—	—
Total	$607	$183

There was one consumer mortgage loan totaling $68 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2020.  There were two consumer mortgage loans totaling $334 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2019.

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

At December 31, 2020 and 2019, the balance of the investment for qualified affordable housing projects was $2.8 million and $3.0 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $446 thousand and $798 thousand at December 31, 2020 and 2019. These balances are reflected in Other liabilities on the Consolidated Balance Sheets.  The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the twelve months ended December 31, 2020 and 2019, the Company recognized amortization expense of $229 thousand. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2020 are $337 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during 2020 and 2019 were $324 thousand and $415 thousand, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2020, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executives Officers and Corporate Governance

The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders to be held May 18, 2021.

Item 11.    Executive Compensation

The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders to be held May 18, 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders to be held May 18, 2021.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders to be held May 18, 2021.

Item 14.    Principal Accounting Fees and Services

The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2021 Annual Meeting of Shareholders to be held May 18, 2021.

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

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 312 of the Company’s Current Report on Form 8-K filed on April 17, 2020.

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of Brandon C. Lorey (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.3	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.4

Eagle Financial Services, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2014, filed on April 21, 2014).

10.5	Amended and Restated Employment Agreement of John E. Hudson (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.6	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.7	Amended and Restated Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2020).*

10.8	Eagle Financial Services, Inc. Dividend Investment Plan (incorporated herein by reference to to the Company’s Registration Statement on Form S-3, File No. 333-209460, filed on February 10, 2016).*

10.9	Amended and Restated Employment Agreement of Carl A. Esterhay (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.10	Amended and Restated Employment Agreement of Joseph T. Zmitrovich (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

21.1	Subsidiary of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eagle Financial Services, Inc.

By:	/s/ BRANDON C. LOREY
Brandon C. Lorey
President and Chief Executive Officer

Date: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2021.

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