Form 10-Q
period 2021-03-31
EAGLE FINANCIAL SERVICES INC
filed 2021-05-14
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 7, 2021 was 3,429,686.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$10,272	$12,644
Interest-bearing deposits with other institutions	76,644	67,054
Federal funds sold	234	222
Total cash and cash equivalents	$87,150	$79,920
Securities available for sale, at fair value	173,766	164,955
Restricted investments	1,267	1,267
Loans	874,951	836,334
Allowance for loan losses	(7,756)	(7,096)
Net Loans	$867,195	$829,238
Bank premises and equipment, net	18,822	18,725
Other real estate owned, net of allowance	515	607
Other assets	36,242	35,440
Total assets	$1,184,957	$1,130,152
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$435,296	$407,576
Savings and interest bearing demand deposits	504,775	476,864
Time deposits	127,918	128,658
Total deposits	$1,067,989	$1,013,098
Other liabilities	11,904	11,980
Total liabilities	$1,079,893	$1,025,078
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2021, 3,429,686 including 31,875 shares of unvested restricted stock; issued and outstanding 2020, 3,405,035 including 20,928 shares of unvested restricted stock	8,495	8,460
Surplus	11,021	10,811
Retained earnings	84,462	82,524
Accumulated other comprehensive income	1,086	3,279
Total shareholders’ equity	$105,064	$105,074
Total liabilities and shareholders’ equity	$1,184,957	$1,130,152

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Interest and Dividend Income
Interest and fees on loans	$9,408	$7,939
Interest and dividends on securities available for sale:
Taxable interest income	466	895
Interest income exempt from federal income taxes	118	167
Dividends	12	19
Interest on deposits in banks	12	86
Interest on federal funds sold	—	1
Total interest and dividend income	$10,016	$9,107
Interest Expense
Interest on deposits	$487	$1,102
Total interest expense	$487	$1,102
Net interest income	$9,529	$8,005
Provision for (Recovery of) Loan Losses	599	(97)
Net interest income after provision for (recovery of) loan losses	$8,930	$8,102
Noninterest Income
Income from fiduciary activities	$341	$297
Service charges on deposit accounts	217	284
Other service charges and fees	1,309	1,104
Gain on sale of securities	76	—
Other operating income	484	5
Total noninterest income	$2,427	$1,690
Noninterest Expenses
Salaries and employee benefits	$4,716	$4,088
Occupancy expenses	456	395
Equipment expenses	224	232
Advertising and marketing expenses	108	205
Stationery and supplies	38	32
ATM network fees	250	242
Other real estate owned expense	(1)	2
Loss (gain) on other real estate owned	10	(132)
FDIC assessment	107	—
Computer software expense	189	120
Bank franchise tax	189	174
Professional fees	460	354
Data processing fees	402	481
Other operating expenses	768	682
Total noninterest expenses	$7,916	$6,875
Income before income taxes	$3,441	$2,917
Income Tax Expense	579	476
Net income	$2,862	$2,441
Earnings Per Share
Net income per common share, basic	$0.84	$0.71
Net income per common share, diluted	$0.84	$0.71

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$2,862	$2,441
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($582) and $749 for the three months ended, respectively	(2,193)	2,816
Total other comprehensive (loss) income	(2,193)	2,816
Total comprehensive income	$669	$5,257

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2019	$8,529	$11,406	$74,909	$1,482	$96,326
Net income			2,441		2,441
Other comprehensive income				2,816	2,816
Vesting of restricted stock awards, stock incentive plan (10,000 shares)	25	(25)			—
Stock-based compensation expense		114			114
Issuance of common stock, dividend investment plan (3,685 shares)	9	102			111
Repurchase and retirement of common stock (1,500 shares)	(97)	(1,019)			(1,116)
Dividends declared ($0.26 per share)			(893)		(893)
March 31, 2020	$8,466	$10,578	$76,457	$4,298	$99,799
December 31, 2020	$8,460	$10,811	$82,524	$3,279	105,074
Net income			2,862		2,862
Other comprehensive (loss)				(2,193)	(2,193)
Vesting of restricted stock awards, stock incentive plan (10,258 shares)	26	(26)			—
Stock-based compensation expense		147			147
Issuance of common stock, dividend investment plan (6,260 shares)	16	165			181
Repurchase and retirement of common stock (2,814 shares)	(7)	(76)			(83)
Dividends declared ($0.27 per share)			(924)		(924)
March 31, 2021	$8,495	$11,021	$84,462	$1,086	$105,064

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net income	$2,862	$2,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	252	258
Amortization of other assets	98	103
Provision for (recovery of)loan losses	599	(97)
Loss (gain) on other real estate owned	10	(132)
(Gain) on the sale of securities	(76)	—
Stock-based compensation expense	147	114
Premium amortization on securities, net	383	145
Changes in assets and liabilities:
(Increase) in other assets	(318)	(16)
(Decrease) in other liabilities	(76)	(919)
Net cash provided by operating activities	$3,881	$1,897
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$17,485	$12,032
Proceeds from the sale of securities available for sale	2,978	—
Purchases of securities available for sale	(32,356)	—
Purchases of restricted investments	—	(71)
Purchases of bank-owned life insurance	—	(12,000)
Purchases of bank premises and equipment	(349)	(140)
Proceeds from the sale of other real estate owned	155	183
Net (increase) in loans	(38,629)	(29,071)
Net cash (used in) investing activities	$(50,716)	$(29,067)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$55,631	$15,839
Net (decrease) increase in time deposits	(740)	2,616
Repurchase and retirement of common stock	(83)	(1,116)
Cash dividends paid	(743)	(783)
Net cash provided by financing activities	$54,065	$16,556
Increase (decrease) in cash and cash equivalents	$7,230	$(10,614)
Cash and Cash Equivalents
Beginning	79,920	33,659
Ending	$87,150	$23,045
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$513	$1,109
Income taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(2,775)	$3,565
Other real estate and repossessed assets acquired in settlement of loans	$73	$310
Issuance of common stock, dividend investment plan	$181	$111
Lease liabilities arising from right-of-use assets	$—	$549

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2021

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2021 and December 31, 2020, the results of operations and the changes in stockholders' equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

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

Risks and Uncertainties

Since the novel coronavirus ("COVID-19") was declared a pandemic in March 2020, COVID-19 has significantly affected our communities, customers, and operations.  COVID-19 continues to have a significant impact in 2021; however, the extent of its effects are dependent upon multiple factors, such as the extent of distribution and efficacy of vaccines, COVID-19 variants, additional government economic intervention/stimulus, and pandemic-related restrictions, among others.  As a result, the ultimate effects of COVID-19 over the longer term cannot be reasonably estimated at this time.  Risks and uncertainties arising from the pandemic remain and are primarily concerned with the ability of customers to fulfill their financial obligations to the Company as well as potential operational disruptions and the ability of the Company to generate demand for its products and services. Accordingly, estimates used in the preparation of our financial statements may be subject to significant adjustments in future periods.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date.  The Company's policy is to recognize forfeitures as they occur.  As of March 31, 2021, there was $635 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	20,928	$29.98	18,488	$30.39
Granted	21,630	29.69	11,925	31.05
Vested	(10,258)	31.11	(9,933)	31.13
Forfeited	(425)	31.05	—	—
Nonvested, end of period	31,875	$29.41	20,480	$30.90

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2021 and 2020. During 2021 and 2020, there were no potentially dilutive securities outstanding.

	Three Months Ended
	March 31,
	2021	2020
Average number of common shares outstanding used to calculate diluted earnings per share	3,426,839	3,437,085

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2021 and December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$15,547	$485	$(85)	$15,947
Mortgage-backed securities	130,777	1,361	(1,444)	130,694
Obligations of states and political subdivisions	24,839	1,036	—	25,875
Subordinated debt	1,250	—	—	1,250
	$172,413	$2,882	$(1,529)	$173,766

	December 31, 2020
	(in thousands)
Obligations of U.S. government corporations and agencies	$16,576	$907	$—	$17,483
Mortgage-backed securities	117,161	1,894	(46)	119,009
Obligations of states and political subdivisions	25,840	1,373	—	27,213
Subordinated debt	1,250	—	—	1,250
	$160,827	$4,174	$(46)	$164,955

During the three months ended March 31, 2021, the Company sold $3.0 million available for sale securities recognizing $76 thousand in gross gains and no gross losses. During the three months ended March 31, 2020, the Company sold no available for sale securities for no gross gains and no gross losses.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2021 and December 31, 2020 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,085	$85	$—	$—	$6,085	$85
Mortgage-backed securities	66,516	1,444	—	—	66,516	1,444
	$72,601	$1,529	$—	$—	$72,601	$1,529

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2020
	(in thousands)
Mortgage-backed securities	$12,014	$46	$—	$—	$12,014	$46
	$12,014	$46	$—	$—	$12,014	$46

Gross unrealized losses on available for sale securities included twenty-three (23) and three (3) debt securities at March 31, 2021 and December 31, 2020, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2021 and December 31, 2020 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages.  The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect securities reported in the financial statements.

Securities having a carrying value of $3.0 million at March 31, 2021 were pledged as security for public deposits.

The composition of restricted investments at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	783	783
Community Bankers’ Bank Stock	140	140
	$1,267	$1,267

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at March 31, 2021 and December 31, 2020 was as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$44,765	$42,544
Secured by farmland	16,484	15,846
Secured by 1-4 family residential properties	250,095	248,246
Multifamily	19,346	21,496
Commercial	340,707	334,661
Commercial and industrial loans	162,226	140,762
Consumer installment loans	30,485	21,321
All other loans	10,670	10,773
Total loans	$874,778	$835,649
Net deferred loan costs	173	685
Allowance for loan losses	(7,756)	(7,096)
	$867,195	$829,238

Changes in the allowance for loan losses for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
		(in thousands)
Balance, beginning	$7,096	$4,973	$4,973
(Recovery of) provision for loan losses	599	1,457	(97)
Recoveries added to the allowance	66	1,131	578
Loan losses charged to the allowance	(5)	(465)	(67)
Balance, ending	$7,756	$7,096	$5,387

Nonaccrual and past due loans by class at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$20	$—	$—	$20	$162,206	$162,226	$—	$—
Commercial Real Estate:
Owner Occupied	150	—	—	150	171,615	171,765	—	1,034
Non-owner occupied	—	—	—	—	168,942	168,942	—	2,257
Construction and Farmland:
Residential	5	—	—	5	10,047	10,052	—	—
Commercial	—	—	—	—	51,197	51,197	—	—
Consumer:
Installment	2	—	—	2	30,483	30,485	—	5
Residential:
Equity Lines	50	—		50	31,408	31,458	—	36
Single family	304	220	68	592	218,045	218,637	—	981
Multifamily	—	—	—	—	19,346	19,346	—	—
All Other Loans	—	—	—	—	10,670	10,670	—	—
Total	$531	$220	$68	$819	$873,959	$874,778	$—	$4,313

	December 31, 2020
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$43	$—	$—	$43	$140,719	$140,762	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	157	157	165,764	165,921	—	1,227
Non-owner occupied	500	—	122	622	168,118	168,740	—	2,405
Construction and Farmland:
Residential	—	—	—	—	10,644	10,644	—	—
Commercial	—	—	69	69	47,677	47,746	—	69
Consumer:
Installment	5	—	—	5	21,316	21,321	—	5
Residential:
Equity Lines	13	—	—	13	31,239	31,252	—	42
Single family	249	123	581	953	216,041	216,994	—	1,006
Multifamily	—	—	—	—	21,496	21,496	—	—
All Other Loans	—	—	—	—	10,773	10,773	—	—
Total	$810	$123	$929	$1,862	$833,787	$835,649	$—	$4,754

Allowance for loan losses by segment at March 31, 2021 and December 31, 2020 were as follows:

	As of and For the Three Months Ended
	March 31, 2021
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Charge-Offs	—	—	—	—	—	(5)	—	(5)
Recoveries	7	51	—	2	2	4	—	66
Provision	(34)	45	81	335	84	(5)	93	599
Ending balance	$1,577	$2,025	$1,726	$1,711	$284	$340	$93	$7,756
Ending balance: Individually evaluated for impairment	$—	$83	$—	$—	$—	$—	$—	$83
Ending balance: collectively evaluated for impairment	$1,577	$1,942	$1,726	$1,711	$284	$340	$93	$7,673
Loans:
Ending balance	$61,249	$269,441	$340,707	$162,226	$30,485	$10,670	$—	$874,778
Ending balance individually evaluated for impairment	$34	$3,717	$3,291	$138	$11	$—	$—	$7,191
Ending balance collectively evaluated for impairment	$61,215	$265,724	$337,416	$162,088	$30,474	$10,670	$—	$867,587

	December 31, 2020
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Charge-Offs	(119)	(20)	(155)	(49)	(83)	(39)	—	(465)
Recoveries	7	275	302	498	41	8	—	1,131
Provision	1,270	73	(493)	360	186	257	(196)	1,457
Ending balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Ending balance: Individually evaluated for impairment	$—	$72	$—	$—	$—	$—	$—	$72
Ending balance: collectively evaluated for impairment	$1,604	$1,857	$1,645	$1,374	$198	$346	$—	$7,024
Loans:
Ending balance	$58,390	$269,742	$334,661	$140,762	$21,321	$10,773	$—	$835,649
Ending balance individually evaluated for impairment	$105	$3,869	$3,632	$147	$15	$—	$—	$7,768
Ending balance collectively evaluated for impairment	$58,285	$265,873	$331,029	$140,615	$21,306	$10,773	$—	$827,881

Impaired loans by class as of and for the periods ended March 31, 2021 and December 31, 2020 were as follows:

	As of
	March 31, 2021
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$223	$138	$—	$152	$3
Commercial Real Estate:
Owner Occupied	1,100	1,035	—	1,046	—
Non-owner occupied	2,553	2,257	—	2,260	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	43	34	—	36	1
Consumer:
Installment	12	11	—	14	—
Residential
Equity lines	271	36	—	37	—
Single family	2,374	2,181	—	2,211	18
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$6,576	$5,692	$—	$5,756	$22
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	1,534	1,516	83	1,522	12
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$1,534	$1,516	$83	$1,522	$12
Total:
Commercial	$223	$138	$—	$152	$3
Commercial Real Estate	3,653	3,292	—	3,306	—
Construction and Farmland	43	34	—	36	1
Consumer	12	11	—	14	—
Residential	4,179	3,733	83	3,770	30
Other	—	—	—	—	—
Total	$8,110	$7,208	$83	$7,278	$34

(1)

Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $17 thousand at March 31, 2021.

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
Residential:
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

(1)

Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $17 thousand at December 31, 2020.

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

Credit quality information by class at March 31, 2021 and December 31, 2020 was as follows:

	As of
	March 31, 2021
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$158,265	$3,353	$601	$7	$—	$—	$162,226
Commercial Real Estate:
Owner Occupied	117,505	47,081	6,145	1,034	—	—	171,765
Non-owner occupied	105,980	49,997	10,299	2,666	—	—	168,942
Construction and Farmland:
Residential	6,711	3,341	—	—	—	—	10,052
Commercial	22,226	26,419	2,463	89	—	—	51,197
Residential:
Equity Lines	30,807	215	400	35	1	—	31,458
Single family	200,033	12,778	2,694	3,007	125	—	218,637
Multifamily	7,925	8,581	2,840	—	—	—	19,346
All other loans	10,493	177	—	—	—	—	10,670
Total	$659,945	$151,942	$25,442	$6,838	$126	$—	$844,293

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$30,483	$2

	As of
	December 31, 2020
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$137,566	$2,750	$439	$7	$—	$—	$140,762
Commercial Real Estate:
Owner Occupied	126,839	31,927	5,929	1,226	—	—	165,921
Non-owner occupied	101,026	42,338	22,555	2,821	—	—	168,740
Construction and Farm land:
Residential	8,131	2,513	—	—	—	—	10,644
Commercial	19,599	24,982	3,004	161	—	—	47,746
Residential:
Equity Lines	31,087	124	—	36	5	—	31,252
Single family	193,579	16,639	3,594	3,053	129	—	216,994
Multifamily	10,923	8,700	1,873	—	—	—	21,496
All other loans	8,438	—	2,335	—	—	—	10,773
Total	$637,188	$129,973	$39,729	$7,304	$134	$—	$814,328

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$21,316	$5

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

There were eighteen (18) TDR loans totaling $3.4 million at March 31, 2021.  At December 31, 2020, there were seventeen (17) TDR loans totaling $3.3 million. Two loans, totaling $126 thousand, were in nonaccrual status at March 31, 2021.  Three loans, totaling $796 thousand, were in nonaccrual status at December 31, 2020. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2021 or December 31, 2020.

During the year ended December 31, 2020, the Company approved 255 deferrals of interest and/or principal payments with respect to loan balances totaling $130.5 million at December 31, 2020 for its customers experiencing hardships related to COVID-19. During the three months ended March 31, 2021, the Company approved one additional deferral of interest and/or principal with respect to loan balances totaling $3 thousand at March 31, 2021. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019.  As such, they were not considered troubled debt restructurings based on the relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act and recent interagency regulatory guidance.  As of March 31, 2021, 253 of these loans with loan balances totaling approximately $127.4 million had begun making payments on their loans after the end of the deferral period.

The following tables set forth information on the Company’s troubled debt restructurings by class of loans occurring during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company classified no additional loans as troubled debt restructurings.

	Three Months Ended
	March 31, 2021
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$11	$11
Residential:
Single family	1	98	98
Total	2	$109	$109

During the three months ended March 31, 2021, the Company restructured two loans by granting a concession to borrowers experiencing financial difficulty. Both of these loans were restructured by reducing the loan payments and extending the term.

There were no payment defaults during the three months ended March 31, 2021 for TDRs that were restructured within the preceding twelve-month period.  There were also no payment defaults during the three months ended March 31, 2020.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve-month period subsequent to the modification.

NOTE  7. Deposits

The composition of deposits at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Noninterest bearing demand deposits	$435,296	$407,576
Savings and interest bearing demand deposits:
NOW accounts	$142,293	$132,249
Money market accounts	211,348	207,837
Regular savings accounts	151,134	136,778
	$504,775	$476,864
Time deposits:
Balances of less than $250,000	$58,908	$59,621
Balances of $250,000 and more	69,010	69,037
	$127,918	$128,658
	$1,067,989	$1,013,098

NOTE 8. Leases

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

The following tables present information about the Company’s leases:

(dollars in thousands)
	March 31, 2021	December 31, 2020
Lease liabilities	$4,091	$4,113
Right-of-use assets	$3,981	$4,014
Weighted average remaining lease term	17 years	17 years
Weighted average discount rate	3.34%	3.34%

	Three Months Ended
Lease Cost	March 31, 2021	March 31, 2020
Operating lease cost	$65	$74
Short-term lease cost	4	4
Total lease cost	$69	$78

Cash paid for amounts included in the measurement of lease liabilities	$55	$58

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	March 31, 2021
Twelve months ending March 31, 2022	$318
Twelve months ending March 31, 2023	320
Twelve months ending March 31, 2024	323
Twelve months ending March 31, 2025	326
Twelve months ending March 31, 2026	251
Thereafter	4,016
Total undiscounted cash flows	$5,554
Discount	(1,463)
Lease liabilities	$4,091

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

		Fair Value Measurements at
		March 31, 2021
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$15,947	$—	$15,947	$—
Mortgage-backed securities	130,694	—	130,694	—
Obligations of states and political subdivisions	25,875	—	25,875	—
Subordinated debt	1,250	—	1,250	—
Total assets at fair value	$173,766	$—	$173,766	$—

		Fair Value Measurements at
		December 31, 2020
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$17,483	$—	$17,483	$—
Mortgage-backed securities	119,009	—	119,009	—
Obligations of states and political subdivisions	27,213	—	27,213	—
Subordinated debt	1,250	—	1,250	—
Total assets at fair value	$164,955	$—	$164,955	$—

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

	Quantitative information about Level 3 Fair Value Measurements
	March 31, 2021
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020:

		Carrying value at
		March 31, 2021
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,427	$—	$—	$1,427
Nonfinancial Assets:
Other real estate owned	515	—	—	515
		Carrying value at
		December 31, 2020
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,355	$—	$—	$1,355
Nonfinancial Assets:
Other real estate owned	607	—	165	442

The carrying value and fair value of the Company’s financial instruments at March 31, 2021 and December 31, 2020 were as follows:

	Fair Value Measurements at
	March 31, 2021
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)	March 31, 2021
	(in thousands)
Financial Assets:
Cash and short-term investments	$87,150	$87,150	$—	$—	$87,150
Securities	173,766	—	173,766	—	173,766
Restricted Investments	1,267	—	1,267	—	1,267
Loans, net	867,195	—	—	857,539	857,539
Accrued interest receivable	3,212	—	3,212	—	3,212
Bank owned life insurance	12,814	—	12,814	—	12,814
Financial Liabilities:
Deposits	$1,067,989	$—	$1,068,487	$—	$1,068,487
Accrued interest payable	46	—	46	—	46

	Fair Value Measurements at
	December 31, 2020
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
	(in thousands)
Financial assets:
Cash and short-term investments	$79,920	$79,920	$—	$—	$79,920
Securities	164,955	—	164,955	—	164,955
Restricted Investments	1,267	—	1,267	—	1,267
Loans, net	829,238	—	—	819,691	819,691
Bank owned life insurance	12,709	—	12,709	—	12,709
Accrued interest receivable	3,441	—	3,441	—	3,441
Financial liabilities:
Deposits	$1,013,098	$—	$1,013,600	$—	$1,013,600
Accrued interest payable	72	—	72	—	72

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

Changes to accumulated other comprehensive income by component are shown in the following tables for the periods indicated:

	Three Months Ended
	March 31,
	2021			2020
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$3,260	$19	$3,279	$1,438	$44	$1,482
Other comprehensive income before reclassifications	(2,699)	—	(2,699)	3,565	—	3,565
Reclassifications	(76)	—	(76)	—	—	—
Tax effect of current period changes	582	—	582	(749)	—	(749)
Current period changes net of taxes	(2,193)	—	(2,193)	2,816	—	2,816
March 31	$1,067	$19	$1,086	$4,254	$44	$4,298

For the three months ended March 31, 2021, $76 thousand was reclassified out of accumulated other comprehensive income and appeared as gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $16 thousand, which is included in income tax expense in the Consolidated Statements of Income. There were no reclassifications out of accumulated other comprehensive income during the three months ended March 31, 2020.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
	(in thousands)
Balance, beginning	$607	$183	$183
Transfer from loans	73	441	310
Gain on foreclosures	—	166	132
Sales	(165)	(183)	(183)
Balance, ending	$515	$607	$442

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Construction and Farmland	$73	$—
Residential Real Estate	—	165
Commercial Real Estate	442	442
Subtotal	$515	$607
Less valuation allowance	—	—
Total	$515	$607

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at March 31, 2021.  There was one consumer mortgage loan totaling $68 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2020.

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

At March 31, 2021 and December 31, 2020, the balance of the investment for qualified affordable housing projects was $2.7 million and $2.8 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $41 thousand and $446 thousand at March 31, 2021 and December 31, 2020, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets.  The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the three months ended March 31, 2021 and 2020, the Company recognized amortization expense of $57 thousand.  The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2021 are $363 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended March 31, 2021 and 2020, were $91 thousand and $89 thousand, respectively.

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

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loans.

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

Recently Adopted Accounting Developments

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  ASU 2019-12 was effective for the Bank/Company on January 1, 2021. There was no material impact to the Company.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  ASU 2020-01 was effective for the Bank/Company on January 1, 2021. There was no material impact to the Company.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs.” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Bank/Company on January 1, 2021. There was no material impact to the Company.

In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic. Refer to Note 6. Troubled Debt Restructurings for further discussion regarding details of loan modifications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2020 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and collectively with Eagle Financial Services, Inc., the “Company”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At March 31, 2021, the Company had total assets of $1.18 billion, net loans of $867.2 million, total deposits of $1.07 billion, and shareholders’ equity of $105.1 million. The Company’s net income was $2.9 million for the three months ended March 31, 2021.

COVID-19 and Related Response

The COVID-19 crisis has changed our communities, both in the way we live and the way we do business. While circumstances continue to change at a rapid pace, the Company is steadfastly working to meet and exceed the needs of its customers, employees and the communities in which it does business. The Company, while considered an essential business, has implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies are open, but with enhanced safety features for employees and customers. Our customers also continue to conduct their business via automated teller machines, online banking and our call center. Approximately 50% of our employees are currently working from home with the remaining essential workers showing up every day at our branches and operations centers. In efforts to assist local businesses during this pandemic, the Company has approved 1,268 Small Business Association Paycheck Protection Program ("SBA PPP") loans, totaling $126.5 million. The Company is also working with local small businesses, consumers and other commercial customers through its loan deferral program whereby customers experiencing hardships due to COVID-19 may be granted a deferral in loan payments for up to six months. Since the first quarter of 2020, the Company approved 256 deferrals with current loan balances totaling $127.5 million for its customers experiencing hardships related to COVID-19. As of March 31, 2021, 253 loans with loan balances totaling approximately $127.4 million had begun making payments on their loans after the deferral date had passed.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, joint approval of Category I officers, and a director loan committee. Lending limits for individuals are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Category I) is assigned to the Bank’s President / Chief Executive Officer, Chief Revenue Officer and Chief Credit Officer (approval authority only). Two officers in Category I may combine their authority to approve loan requests to borrowers with credit exposure up to $10.0 million on a secured basis and $6.0 million unsecured; and the three Category I Officers can combine to approve loan requests to borrowers with credit exposure up to $15.0 million on a secured basis and $9.0 million unsecured. Officers in Category II, III, IV, V, VI and VII have lesser authorities and with approval of a Category I officer may extend loans to borrowers with exposure of $5.0 million on a secured basis and $3.0 million unsecured.  Loans exceeding $15.0 million and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our expectations, intentions or objectives concerning our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•	the effects of the COVID-19 pandemic, including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions;
•

the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future or if the Bank is unable to successfully integrate new branches, business lines or other growth opportunities into its existing operations;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the successful management of interest rate risk;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in general economic and business conditions in the Bank’s market area;
•	reliance on the Bank’s management team, including the ability to attract and retain key personnel;
•	changes in interest rates and interest rate policies;
•	maintaining capital levels adequate to support growth;
•	maintaining cost controls and asset qualities as new branches are opened or acquired;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Bank;
•	changing trends in customer profiles and behavior;
•	changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; and
•	other factors described in Item 1A., “Risk Factors,” in the Company’s 2020 Form10-K.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2021 was $2.9 million, an increase of 17.2% or $421 thousand when compared to the same period in 2020.  Earnings per share, basic and diluted were $0.84 and $0.71 for the three months ended March 31, 2021 and 2020, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2021 and 2020 was 1.02% and 1.10%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2021 and 2020 was 11.04% and 10.02%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $9.5 million and $8.0 million for the three months ended March 31, 2021 and 2020, respectively, which represents an increase of $1.5 million or 19.0%. Despite the decline in the interest rate environment, net interest income increased due to the increase in the average balance of the loan portfolio. Average interest earning assets increased $231.5 million when comparing the three months ended March 31, 2020 to the three months ended March 31, 2021 while the average yield on earning assets decreased by 58 basis points over that same period.  This decrease in yield can be mostly attributed to the production of SBA PPP loans. Between March 31, 2020 and March 31, 2021, the Company originated $126.5 million in these loans at an interest rate of 1.00%. This decrease in yield is partially offset by fee income on these loans.  Fees are recognized through the net interest margin as loans are forgiven or repaid.

Total interest income was $10.0 million and $9.1 million for the three months ended March 31, 2021 and 2020, respectively, which represents an increase of $909 thousand or 10.0%. The increase in interest income was driven by an increase in the average balance of the loan portfolio partially offset by the overall decrease in the interest rate environment during the reported time periods. As stated in the paragraph above, SBA PPP loans originated at a lower yield than the existing portfolio have contributed to this decrease in yield. Total interest expense was $487 thousand and $1.1 million for the three months ended March 31, 2021 and 2020, respectively, which represents a decrease of $615 thousand or 55.8%. The decrease in interest expense resulted from the reduction in interest rates paid on deposit accounts.

The net interest margin was 3.62% and 3.86% for the three months ended March 31, 2021 and 2020, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2021 and 2020.

Given the expectation of continued low interest rates and a flat yield curve, net interest income and net interest margin could experience continued pressure.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	March 31, 2021			March 31, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$144,177	$478	1.35%	$137,858	$914	2.67%
Tax-Exempt (1)	17,897	149	3.38%	23,904	211	3.55%
Total Securities	$162,074	$627	1.57%	$161,762	$1,125	2.80%
Loans:
Taxable	$840,368	$9,326	4.50%	$645,380	$7,850	4.89%
Non-accrual	4,581	—	—%	2,049	—	—%
Tax-Exempt (1)	9,560	104	4.43%	10,246	113	4.40%
Total Loans	$854,509	$9,430	4.48%	$657,675	$7,963	4.87%
Federal funds sold	210	—	0.08%	240	1	1.25%
Interest-bearing deposits in other banks	60,474	12	0.08%	23,520	86	1.47%
Total earning assets (2)	$1,072,686	$10,069	3.81%	$841,148	$9,175	4.39%
Allowance for loan losses	(7,253)			(5,422)
Total non-earning assets	73,143			52,804
Total assets	$1,138,576			$888,530

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$130,849	$74	0.23%	$100,540	$124	0.50%
Money market accounts	209,851	155	0.30%	164,478	342	0.84%
Savings accounts	144,460	21	0.06%	109,116	44	0.16%
Time deposits:
$250,000 and more	68,478	153	0.90%	77,181	371	1.93%
Less than $250,000	59,518	84	0.57%	62,217	221	1.43%
Total interest-bearing deposits	$613,156	$487	0.32%	$513,532	$1,102	0.86%
Federal funds purchased	—	—	—%	1	—	0.80%
Total interest-bearing liabilities	$613,156	$487	0.32%	$513,533	$1,102	0.86%
Noninterest-bearing liabilities:
Demand deposits	408,015			267,560
Other Liabilities	12,309			9,485
Total liabilities	$1,033,480			$790,578
Shareholders' equity	105,096			97,952
Total liabilities and shareholders' equity	$1,138,576			$888,530
Net interest income		$9,582			$8,073

Net interest spread			3.49%			3.53%
Interest expense as a percent of
average earning assets			0.18%			0.53%
Net interest margin			3.62%			3.86%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)	Non-accrual loans are not included in this total since they are not considered earning assets.
(3)	Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$9,408	$7,939
Interest Income - Securities and Other Interest-Earnings Assets	608	1,168
Interest Expense - Deposits	487	1,102
Total Net Interest Income	$9,529	$8,005
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$22	$24
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	31	44
Total Tax Benefit on Tax-Exempt Interest Income	$53	$68
Tax-Equivalent Net Interest Income	$9,582	$8,073

(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets decreased from 4.39% to 3.81% for the three months ended March 31, 2020 and 2021, respectively. For those same time periods, the tax-equivalent yield on securities decreased 123 basis points.  The tax equivalent yield on loans decreased 39 basis points from 4.87% for the three months ended March 31, 2020 to 4.48% for the same time period in 2021. The decrease in the tax-equivalent yield on earning assets for the three months ended March 31, 2021 resulted mostly from the decrease in the tax-equivalent yield on loans. The decrease in the yield on loans as compared to the corresponding period in the prior year was primarily due to SBA PPP loans originating at a lower yield than the existing portfolio as well as rate decreases during early 2020.  Additionally, as securities are maturing and being called or sold, they are being replaced with securities at lower rates.

The average rate on interest bearing liabilities decreased 54 basis points from 0.86% for the three months ended March 31, 2020 to 0.32% for the same time period in 2021.  Federal Reserve Bank interest rate decreases during early 2020 drove a reduction in interest rates paid on deposit accounts, which resulted in a lower rate paid on interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for (recovery of) loan losses for the three months ended March 31, 2021 and 2020 was $599 thousand and $(97) thousand, respectively. The provision for the three months ended March 31, 2021 resulted mostly from loan growth during the quarter. The negative provision during the quarter ended March 31, 2020 was mainly due to a large recovery received from a commercial loan that was charged off during 2019.

Noninterest Income

Total noninterest income for the three months ended March 31, 2021 was $2.4 million and $1.7 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three months ended March 31, 2021 and 2020, which are included within the respective Consolidated Statements of Income headings.  Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Income from fiduciary activities	$341	$297	$44	15%
Service charges on deposit accounts	217	284	(67)	(24)%
Other service charges and fees	1,309	1,104	205	19%
Gain on sale of securities	76	—	76	NM
Other operating income	484	5	479	9580%
Total noninterest income	$2,427	$1,690	$737	44%

NM - Not Meaningful

Income from fiduciary activities increased during the three months ended March 31, 2021 when compared to the same period in 2020. The majority of the increase is due to a one-time fee related to the settlement of a real estate transaction. The amount of income from fiduciary activities is primarily determined by the number of active accounts and total assets under management; accordingly, income also fluctuated due to changes in the market value of the assets under management. These fluctuations do not necessarily indicate future results.

Services charges on deposit accounts decreased during the three months ended March 31, 2021 when compared to the same period in 2020. This decrease is mainly due to decreases in overdraft charges.  Reduced overdraft charges can be attributed mostly to changes in customer activity during the COVID-19 pandemic.

The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased during the three months ended March 31, 2021 when compared to the same periods in 2020. Fees generated from procuring applications for secondary market loans increased $102 thousand for 2021.  This increase can be attributed to increased activity in the secondary market. In addition, this increase can be attributed to an increase in ATM fees. This fee income fluctuates due to ATM usage.

Other operating income increased during the three months ended March 31, 2021 when compared to the same period in 2020.  This increase can be mainly be attributed to cash distributions received from various investments of the Company. In addition, there was an increase in income from Bank Owned Life Insurance (“BOLI”) investments.  During 2020 the Company invested $12 million into BOLI. BOLI income for the three months ended March 31, 2021 was $105 thousand. There was no BOLI income recognized during quarter ended March 31, 2020.

Noninterest Expenses

Total noninterest expenses increased $1.0 million or 15.1% for the three months ended March 31, 2021 compared to the same period in 2020. The following table presents the components of noninterest expense for the three months ended March 31, 2021 and 2020, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$4,716	$4,088	$628	15%
Occupancy expenses	456	395	61	15%
Equipment expenses	224	232	(8)	(3)%
Advertising and marketing expenses	108	205	(97)	(47)%
Stationary and supplies	38	32	6	19%
ATM network fees	250	242	8	3%
Other real estate owned expense	(1)	2	(3)	NM
Loss (gain) on other real estate owned	10	(132)	142	NM
FDIC assessment	107	—	107	#DIV/0 !
Computer software expense	189	120	69	58%
Bank franchise tax	189	174	15	9%
Professional fees	460	354	106	30%
Data processing fees	402	481	(79)	(16)%
Other operating expenses	768	682	86	13%
Total noninterest expenses	$7,916	$6,875	$1,041	15%

NM - Not Meaningful

The COVID-19 pandemic has had and continues to have an impact on noninterest expenses. Decreases in expenses compared to the prior year were noted in advertising and marketing expenses. The decrease was due to adjustments in the timing of marketing promotions. Increases in computer software expenses in comparison to the prior year were largely due to software purchases to allow for remote work during the COVID-19 pandemic.

Salaries and employee benefits increased during the three months ended March 31, 2021 over 2020.  Annual pay increases, newly hired employees, increasing insurance costs and enhanced employee incentive plans have attributed to these increases.

Occupancy expenses increased year over year due mostly to $27 thousand of snow removal costs incurred during the three months ended March 31, 2021 that were not incurred during the same period in 2020.

FDIC assessment increased during the three months ended March 31, 2021 over 2020. The Company received notification of a Small Bank Credit Assessment for approximately $178 thousand during the second quarter of 2019.  This credit was received because the Deposit Insurance Fund reserve ratio exceeded the established level as of June 30, 2019. Credits were applied to the successive invoices in 2019 and 2020. There was no credit balance to apply to the assessment starting with the quarter ended September 30, 2020.

Professional fees increased during the three months ended March 31, 2021 over 2020 due mainly to the increase in recruiting fees paid during those two periods.  In addition, increased legal fees were incurred during the first quarter of 2021 related to increased lending activity.

Data processing fees decreased during the three months ended March 31, 2021 over 2020 mainly due to fluctuations in activity levels of the customer base.

Other operating expenses increased during the three months ended March 31, 2021 over 2020. This increase is due primarily to increased loan related expenses due to a higher volume in the three months ended March 31, 2021 over 2020.

The efficiency ratio of the Company was 66.25% and 71.77% for the three months ended March 31, 2021 and 2020, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$7,916	$6,875
Less: Loss (gain) on other real estate owned	10	(132)
Adjusted noninterest expenses	$7,906	$7,007
Net interest income	9,529	8,005
Noninterest income	2,427	1,690
Less: Gain (loss) on sales of securities	76	—
Adjusted noninterest income	$2,351	$1,690
Tax equivalent adjustment (1)	53	68
Total net interest income and noninterest income, adjusted	$11,933	$9,763
Efficiency ratio	66.25%	71.77%

(1)	Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $579 thousand and $476 thousand during the three months ended March 31, 2021 and 2020, respectively. The effective tax rate was 16.83% and 16.30% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by BOLI as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $173.8 million at March 31, 2021, compared to $165.0 million at December 31, 2020. This represents an increase of $8.8 million or 5.31%. The Company purchased $32.4 million securities during the three months ended March 31, 2021. The Company had total maturities, calls, and principal repayments of $17.5 million.  There were $3.0 million sales during the three months ended March 31, 2021. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at March 31, 2021. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2021 and December 31, 2020. The Company had a net unrealized gain on available for sale securities of $1.4 million at March 31, 2021 as compared to a net unrealized gain of $4.2 million at December 31, 2020.  Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $875.0 million and $836.3 million at March 31, 2021 and December 31, 2020, respectively. This represents an increase of $38.7 million or 4.62% during the three months ended March 31, 2021. The ratio of gross loans to deposits increased very slightly during the three months ended March 31, 2021 from 81.85% at December 31, 2020 to 81.93% at March 31, 2021. Loan growth excluding SBA PPP loans during the three months ended March 31, 2021 was $33.7 million or 4.46%. SBA PPP loans originated during 2020 and 2021 and outstanding as of March 31, 2021 were $86.3 million.

The loan portfolio consists primarily of loans for owner-occupied single family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2021 and December 31, 2020.

Residential real estate loans were $269.4 million or 30.79% and $269.7 million or 32.25% of total loans at March 31, 2021 and December 31, 2020, respectively. Commercial real estate loans were $340.7 million or 38.94% and $334.7 million or 40.02% of total loans at March 31, 2021 and December 31, 2020, respectively. Construction, land development, and farmland loans were $61.2 million or 7.00% and $58.4 million or 6.98% of total loans at March 31, 2021 and December 31, 2020, respectively. Consumer installment loans were $30.5 million or 3.48% and $21.3 million or 2.55% of total loans at March 31, 2021 and December 31, 2020, respectively, representing an increase of $9.2 million or 42.98% during the three months ended March 31, 2021. Commercial and industrial loans were $162.2 million or 18.54% and $140.8 million or 16.83% of total loans at March 31, 2021 and December 31, 2020, respectively, representing an increase of $21.4 million or 15.25% during the three months ended March 31, 2021.  During the three months ended March 31, 2021, loan growth was mainly concentrated in growth of our marine lending portfolio.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020. Charged-off loans were $5 thousand and $67 thousand for the three months ended March 31, 2021 and 2020, respectively. Recoveries were $66 thousand and $578 thousand for the three months ended March 31, 2021 and 2020, respectively. This resulted in net recoveries of $61 thousand and $511 thousand for the three months ended March 31, 2021 and 2020, respectively. The Company collected a $459 thousand recovery during the first quarter of 2020 related to an $850 thousand commercial and industrial loan charge-off in 2019. The allowance for loan losses as a percentage of loans was 0.89% at March 31, 2021 and 0.85% at December 31, 2020.  Excluding outstanding PPP loans, the allowance for loan losses as a percentage of total loans was 0.98% and 0.94% as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021, loan growth was concentrated in mostly commercial and industrial loans as well as consumer loans.  These two loan pools have a higher general allocation than certain other loan pools due to the inherent risk of the portfolio. This was the main cause of the increase in the allowance for loan losses as a percentage of loans. The allowance for loan losses was 179.82% of nonperforming loans at March 31, 2021 and 146.85% of nonperforming loans at December 31, 2020. Refer to the Nonperforming Assets and Other Assets section on the following page for further discussion on nonperforming loans.

All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans increased from 0.85% at December 31, 2020 to 0.88% at March 31, 2021. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing. Nonperforming assets decreased by $441 thousand during the three months ended March 31, 2021. Nonaccrual loans were $4.3 million and $4.8 million at March 31, 2021 and December 31, 2020. OREO was $515 thousand and $607 thousand at March 31, 2021 and December 31, 2020, respectively.  The Company held two properties in OREO with an average balance of $258 thousand at March 31, 2021. The Company held three properties in OREO with an average balance of $202 thousand at December 31, 2020.  The percentage of nonperforming assets to loans and OREO was 0.55% at March 31, 2021 and 0.64% at December 31, 2020, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2021 and December 31, 2020.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, decreased to $819 thousand at March 31, 2021 compared to $1.9 million at December 31, 2020.

During the three months ended March 31, 2021, the Bank placed two loans with an outstanding balance of $190 thousand on nonaccrual status. During the same period, four loans with an outstanding balance of $435 thousand were paid off. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2021, the Company had $3.4 million in restructured loans with specific allowances totaling $83 thousand.  At December 31, 2020, the Company had $3.3 million in restructured loans with specific allowances totaling $72 thousand.  At March 31, 2021 and December 31, 2020, total restructured loans performing under the restructured terms and accruing interest were $2.6 million. Three loans, totaling $825 thousand, were in nonaccrual status at March 31, 2021.  Three loans, totaling $796 thousand, were in nonaccrual status at December 31, 2020.  As noted in Note 6 to the consolidated financial statements the Bank modified a significant number of loans during 2020 to allow for short-term payment deferrals. These loans were not considered TDRs based on the provisions of the CARES Act and interagency guidance issued.

Deposits

Total deposits were $1.07 billion and $1.01 billion at March 31, 2021 and December 31, 2020, respectively. This represents an increase of $54.9 million or 5.42% during the three months ended March 31, 2021. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2021 and December 31, 2020. The growth in deposits mainly reflected PPP loan proceeds being deposited into customers’ accounts at the time the loans were originated and remaining on deposit as of March 31, 2021. Deposit growth, net of 2021 SBA PPP loan proceeds, was $24.4 million or 2.41%.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $27.7 million or 6.80% from $407.6 million at December 31, 2020 to $435.3 million at March 31, 2021. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $27.9 million or 5.85% from $476.9 million at December 31, 2020 to $504.8 million at March 31, 2021. Savings and interest-bearing demand deposits included $37.0 million and $34.6 million in reciprocal ICS deposits at March 31, 2021 and December 31, 2020, respectively. Time deposits decreased $740 thousand or 0.58% from $128.7 million at December 31, 2020 to $127.9 million at March 31, 2021.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2021 was $105.1 million, reflecting a percentage of total assets of 8.87%, as compared to $105.1 million and 9.08% at December 31, 2020. During the three months ended March 31, 2021 and 2020, the Company declared dividends of $0.27 and $0.26 per share, respectively.  The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At March 31, 2021, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities and changes in the benefit obligations and plan assets for the post retirement benefit plan. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.

For capital adequacy purposes financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The Bank's institution specific capital conservation buffer at March 31, 2021 and December 31, 2020 was 4.75% and 5.29%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Bank's Tier 1 common risk-based capital ratio was 11.82% at March 31, 2021 as compared to 12.39% at December 31, 2020.  The Bank’s Tier 1 risk-based capital ratio was 11.82% at March 31, 2021 as compared to 12.39% at December 31, 2020. The Bank’s total risk-based capital ratio was 12.75% at March 31, 2021 as compared to 13.29% at December 31, 2020. The Bank’s Tier 1 capital to average total assets ratio was 8.77% at March 31, 2021 as compared to 9.06% at December 31, 2020.  Through April 30, 2021, the Bank's capital ratios continued to exceed the regulatory minimums for well-capitalized institutions.  We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may fluctuate in future periods due to the effects of the pandemic and limit our ability to pay dividends.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio or “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio will be reduced to 8 percent beginning in the second quarter and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was first available for banks to use beginning in their March 31, 2020, Call Report.  The Bank did not opt into the CBLR framework as of March 31, 2021.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2021, liquid assets totaled $347.6 million as compared to $320.4 million at December 31, 2020. These amounts represent 32.19% and 31.26% of total liabilities at March 31, 2021 and December 31, 2019, respectively.  The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. In April 2020, the Federal Reserve initiated the Payment Protection Program Liquidity Facility ("PPPLF"), which is designed to facilitate lending by financial institutions to small businesses under the SBA PPP. Only SBA PPP loans are eligible to serve as collateral for the PPPLF. Although approved to use the PPPLF, as of March 31, 2021, the Company had not borrowed any funds via the PPPLF. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. Our liquidity, while significant, may fluctuate in future periods due to the effects of the pandemic, funding of SBA PPP loans and deferral of loan payments.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2020 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2020 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).  The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the first quarter of 2021 pursuant to the Stock Repurchase Program.  The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 17, 2020.  The Program has an expiration date of June 30, 2021.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				121,425
January 1 - January 31, 2021	1,783	$29.68	1,783	119,642
February 1 - February 28, 2021	—	—	1,783	119,642
March 1 - March 31, 2021	1,031	29.61	2,814	118,611
	2,814	$29.66	2,814	118,611

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of May 2021.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer