Form 10-Q
period 2021-06-30
EAGLE FINANCIAL SERVICES INC
filed 2021-08-13
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 5, 2021 was 3,447,473.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$15,284	$12,644
Interest-bearing deposits with other institutions	88,945	67,054
Federal funds sold	234	222
Total cash and cash equivalents	$104,463	$79,920
Securities available for sale, at fair value	176,491	164,955
Restricted investments	1,045	1,267
Loans held for sale	1,073	—
Loans	877,369	836,334
Allowance for loan losses	(8,098)	(7,096)
Net Loans	$869,271	$829,238
Bank premises and equipment, net	18,627	18,725
Other real estate owned, net of allowance	423	607
Other assets	47,751	35,440
Total assets	$1,219,144	$1,130,152
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$441,051	$407,576
Savings and interest bearing demand deposits	532,269	476,864
Time deposits	126,078	128,658
Total deposits	$1,099,398	$1,013,098
Other liabilities	12,144	11,980
Total liabilities	$1,111,542	$1,025,078
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2021, 3,442,782 including 36,875 shares of unvested restricted stock; issued and outstanding 2020, 3,405,035 including 20,928 shares of unvested restricted stock	8,515	8,460
Surplus	11,426	10,811
Retained earnings	86,539	82,524
Accumulated other comprehensive income	1,122	3,279
Total shareholders’ equity	$107,602	$105,074
Total liabilities and shareholders’ equity	$1,219,144	$1,130,152

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans	$9,749	$8,773	$19,157	$16,712
Interest and dividends on securities available for sale:
Taxable interest income	530	715	996	1,610
Interest income exempt from federal income taxes	107	152	225	319
Dividends	12	15	24	34
Interest on deposits in banks	15	6	27	92
Interest on federal funds sold	—	—	—	1
Total interest and dividend income	$10,413	$9,661	$20,429	$18,768
Interest Expense
Interest on deposits	434	879	$921	$1,981
Interest on Federal Home Loan Bank advances	—	25	—	25
Total interest expense	$434	$904	$921	$2,006
Net interest income	$9,979	$8,757	$19,508	$16,762
Provision for Loan Losses	284	752	883	655
Net interest income after provision for loan losses	$9,695	$8,005	$18,625	$16,107
Noninterest Income
Income from fiduciary activities	$399	$403	$740	$700
Service charges on deposit accounts	241	170	458	454
Other service charges and fees	1,354	1,147	2,663	2,251
(Loss) gain on sale of securities	(52)	529	24	529
Gain on sale of loans	359	—	359	—
Bank owned life insurance income	118	143	223	143
Other operating income	231	30	610	35
Total noninterest income	$2,650	$2,422	$5,077	$4,112
Noninterest Expenses
Salaries and employee benefits	$5,310	$4,373	$10,026	$8,461
Occupancy expenses	413	403	869	798
Equipment expenses	238	252	462	484
Advertising and marketing expenses	198	152	306	357
Stationery and supplies	60	34	98	66
ATM network fees	312	243	562	485
Other real estate owned expense	6	(3)	5	(1)
Loss (gain) on other real estate owned	92	—	102	(132)
FDIC assessment	133	41	240	41
Computer software expense	281	161	470	281
Bank franchise tax	195	176	384	350
Professional fees	369	317	829	671
Data processing fees	373	382	775	863
Other operating expenses	747	483	1,515	1,165
Total noninterest expenses	$8,727	$7,014	$16,643	$13,889
Income before income taxes	$3,618	$3,413	$7,059	$6,330
Income Tax Expense	615	594	1,194	1,070
Net income	$3,003	$2,819	$5,865	$5,260
Earnings Per Share
Net income per common share, basic	$0.87	$0.83	$1.71	$1.54
Net income per common share, diluted	$0.87	$0.83	$1.71	$1.54

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$3,003	$2,819	$5,865	$5,260
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of $9 and ($96) for the three months ended, respectively and ($573) and $653 for the six months ended, respectively	36	(361)	(2,157)	2,455
Total other comprehensive (loss) income	36	(361)	(2,157)	2,455
Total comprehensive income	$3,039	$2,458	$3,708	$7,715

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2019	$8,529	$11,406	$74,909	$1,482	$96,326
Net income			2,441		2,441
Other comprehensive income				2,816	2,816
Vesting of restricted stock awards, stock incentive plan (10,000 shares)	25	(25)			—
Stock-based compensation expense		114			114
Issuance of common stock, dividend investment plan (3,685 shares)	9	102			111
Repurchase and retirement of common stock (1,500 shares)	(97)	(1,019)			(1,116)
Dividends declared ($0.26 per share)			(893)		(893)
March 31, 2020	$8,466	$10,578	$76,457	$4,298	$99,799
Net income			2,819		2,819
Other comprehensive (loss)				(361)	(361)
Stock-based compensation expense		114			114
Issuance of common stock, employee benefit plan (2,761 shares)	7	79			86
Dividends declared ($0.26 per share)			(888)		(888)
June 30, 2020	$8,473	$10,771	$78,388	$3,937	$101,569

December 31, 2020	$8,460	$10,811	$82,524	$3,279	$105,074
Net income			2,862		2,862
Other comprehensive (loss)				(2,193)	(2,193)
Vesting of restricted stock awards, stock incentive plan (10,258 shares)	26	(26)			—
Stock-based compensation expense		147			147
Issuance of common stock, dividend investment plan (6,260 shares)	16	165			181
Repurchase and retirement of common stock (2,814 shares)	(7)	(76)			(83)
Dividends declared ($0.27 per share)			(924)		(924)
March 31, 2021	$8,495	$11,021	$84,462	$1,086	$105,064
Net income			3,003		3,003
Other comprehensive income				36	36
Stock-based compensation expense		159			159
Issuance of common stock, dividend investment plan (4,702 shares)	12	146			158
Issuance of common stock, employee benefit plan (4,154 shares)	10	123			133
Repurchase and retirement of common stock (760 shares)	(2)	(23)			(25)
Dividends declared ($0.27 per share)			(926)		(926)
June 30, 2021	$8,515	$11,426	$86,539	$1,122	$107,602

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$5,865	$5,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	502	516
Amortization of other assets	218	216
Origination of loans held for sale	(5,655)	—
Proceeds from sale of loans held for sale	4,734	—
Net gains on sales of loans	(359)	—
Provision for loan losses	883	655
Loss (gain) on other real estate owned	102	(132)
Loss on the sale of repossessed assets	—	2
(Gain) on the sale of securities	(24)	(529)
Stock-based compensation expense	306	228
Premium amortization on securities, net	726	371
Changes in assets and liabilities:
(Increase) in other assets	(1,956)	(2,650)
Increase (decrease) in other liabilities	164	(148)
Net cash provided by operating activities	$5,506	$3,789
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$31,404	$23,895
Proceeds from the sale of securities available for sale	15,885	24,893
Purchases of securities available for sale	(62,257)	(25,636)
Proceeds from the sale of restricted investments	222	2,125
Purchases of restricted investments	—	(2,196)
Purchases of bank-owned life insurance	(10,000)	(12,000)
Purchases of bank premises and equipment	(404)	(266)
Proceeds from the sale of other real estate owned	155	183
Proceeds from the sale of repossessed assets	—	13
Proceeds from sales of loans	18,182	—
Origination of loans net of principal collected	(58,964)	(143,762)
Net cash (used in) investing activities	$(65,777)	$(132,751)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$88,880	$135,659
Net (decrease) increase in time deposits	(2,580)	707
Issuance of common stock, employee benefit plan	133	86
Repurchase and retirement of common stock	(108)	(1,116)
Cash dividends paid	(1,511)	(1,670)
Net cash provided by financing activities	$84,814	$133,666
Increase in cash and cash equivalents	$24,543	$4,704
Cash and Cash Equivalents
Beginning	79,920	33,659
Ending	$104,463	$38,363
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$960	$2,048
Income taxes	$1,164	$168
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(2,730)	$3,108
Other real estate and repossessed assets acquired in settlement of loans	$73	$325
Issuance of common stock, dividend investment plan	$339	$111
Lease liabilities arising from right-of-use assets	$—	$549

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2021

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2021 and December 31, 2020, the results of operations and the changes in stockholders' equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

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

Risks and Uncertainties

Since the novel coronavirus ("COVID-19") was declared a pandemic in March 2020, COVID-19 has significantly affected the Company’s communities, customers, and operations.  COVID-19 continues to have a significant impact in 2021; however, the extent of its effects are dependent upon multiple factors, such as the extent of distribution and efficacy of vaccines, COVID-19 variants, additional government economic intervention/stimulus, and pandemic-related restrictions, among others.  As a result, the ultimate effects of COVID-19 over the longer term cannot be reasonably estimated at this time.  Risks and uncertainties arising from the pandemic remain and are primarily concerned with the ability of customers to fulfill their financial obligations to the Company as well as potential operational disruptions and the ability of the Company to generate demand for its products and services. Accordingly, estimates used in the preparation of our financial statements may be subject to significant adjustments in future periods.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date.  The Company's policy is to recognize forfeitures as they occur.  As of June 30, 2021, there was $673 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	20,928	$29.98	18,488	$30.39
Granted	26,630	30.52	11,925	31.05
Vested	(10,258)	31.11	(9,933)	31.13
Forfeited	(425)	31.05	—	—
Nonvested, end of period	36,875	$30.04	20,480	$30.90

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2021 and 2020. During 2021 and 2020, there were no potentially dilutive securities outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average number of common shares outstanding used to calculate basic and diluted earnings per share	3,433,387	3,409,689	3,430,131	3,423,387

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2021 and December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$15,544	$567	$(55)	$16,056
Mortgage-backed securities	134,919	1,067	(1,203)	134,783
Obligations of states and political subdivisions	23,130	1,022	—	24,152
Subordinated debt	1,500	—	—	1,500
	$175,093	$2,656	$(1,258)	$176,491

	December 31, 2020
	(in thousands)
Obligations of U.S. government corporations and agencies	$16,576	$907	$—	$17,483
Mortgage-backed securities	117,161	1,894	(46)	119,009
Obligations of states and political subdivisions	25,840	1,373	—	27,213
Subordinated debt	1,250	—	—	1,250
	$160,827	$4,174	$(46)	$164,955

During the six months ended June 30, 2021, the Company sold $15.9 million of available for sale securities recognizing $143 thousand in gross gains and $119 in gross losses. During the six months ended June 30, 2020, the Company sold $24.9 million of available for sale securities recognizing $529 in gross gains and no gross losses.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2021 and December 31, 2020 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$3,159	$55	$—	$—	$3,159	$55
Mortgage-backed securities	87,723	1,203	—	—	87,723	1,203
	$90,882	$1,258	$—	$—	$90,882	$1,258

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2020
	(in thousands)
Mortgage-backed securities	$12,014	$46	$—	$—	$12,014	$46
	$12,014	$46	$—	$—	$12,014	$46

Gross unrealized losses on available for sale securities included twenty-seven (27) and three (3) debt securities at June 30, 2021 and December 31, 2020, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2021 and December 31, 2020 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages.  The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

The Company’s securities are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect the securities balance reported in the financial statements.

Securities having a carrying value of $3.1 million at June 30, 2021 were pledged as security for public deposits.

The composition of restricted investments at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	561	783
Community Bankers’ Bank Stock	140	140
	$1,045	$1,267

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at June 30, 2021 and December 31, 2020 was as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$59,288	$42,544
Secured by farmland	15,334	15,846
Secured by 1-4 family residential properties	249,517	248,246
Multifamily	19,523	21,496
Commercial	343,873	334,661
Commercial and industrial loans	135,849	140,762
Consumer installment loans	42,287	21,321
All other loans	10,896	10,773
Total loans	$876,567	$835,649
Net deferred loan costs	802	685
Allowance for loan losses	(8,098)	(7,096)
	$869,271	$829,238

Changes in the allowance for loan losses for the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2021	2020	2020
		(in thousands)
Balance, beginning	$7,096	$4,973	$4,973
Provision for loan losses	883	1,457	655
Recoveries added to the allowance	143	1,131	880
Loan losses charged to the allowance	(24)	(465)	(143)
Balance, ending	$8,098	$7,096	$6,365

Nonaccrual and past due loans by class at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$135,849	$135,849	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	167,493	167,493	—	1,004
Non-owner occupied	131	—	500	631	175,749	176,380	500	2,229
Construction and Farmland:
Residential	—	—	—	—	12,599	12,599	—	—
Commercial	108	—	—	108	61,915	62,023	—	108
Consumer:
Installment	6	—	—	6	42,281	42,287	—	4
Residential:
Equity Lines	—	—	—	—	32,800	32,800	—	33
Single family	393	419	193	1,005	215,712	216,717	—	1,054
Multifamily	—	—	—	—	19,523	19,523	—	—
All Other Loans	—	—	—	—	10,896	10,896	—	—
Total	$638	$419	$693	$1,750	$874,817	$876,567	$500	$4,432

	December 31, 2020
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$43	$—	$—	$43	$140,719	$140,762	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	157	157	165,764	165,921	—	1,227
Non-owner occupied	500	—	122	622	168,118	168,740	—	2,405
Construction and Farmland:
Residential	—	—	—	—	10,644	10,644	—	—
Commercial	—	—	69	69	47,677	47,746	—	69
Consumer:
Installment	5	—	—	5	21,316	21,321	—	5
Residential:
Equity Lines	13	—	—	13	31,239	31,252	—	42
Single family	249	123	581	953	216,041	216,994	—	1,006
Multifamily	—	—	—	—	21,496	21,496	—	—
All Other Loans	—	—	—	—	10,773	10,773	—	—
Total	$810	$123	$929	$1,862	$833,787	$835,649	$—	$4,754

Allowance for loan losses by segment at June 30, 2021 and December 31, 2020 were as follows:

	As of and For the Three Months Ended
	June 30, 2021
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Charge-Offs	—	—	—	—	(10)	(14)	—	(24)
Recoveries	9	109	—	4	15	6	—	143
Provision	669	96	40	159	(92)	11	—	883
Ending balance	$2,282	$2,134	$1,685	$1,537	$111	$349	$—	$8,098
Ending balance: Individually evaluated for impairment	$—	$58	$—	$—	$—	$—	$—	$58
Ending balance: collectively evaluated for impairment	$2,282	$2,076	$1,685	$1,537	$111	$349	$—	$8,040
Loans:
Ending balance	$74,622	$269,040	$343,873	$135,849	$42,287	$10,896	$—	$876,567
Ending balance individually evaluated for impairment	$140	$3,228	$3,233	$128	$19	$—	$—	$6,748
Ending balance collectively evaluated for impairment	$74,482	$265,812	$340,640	$135,721	$42,268	$10,896	$—	$869,819

	December 31, 2020
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Charge-Offs	(119)	(20)	(155)	(49)	(83)	(39)	—	(465)
Recoveries	7	275	302	498	41	8	—	1,131
Provision	1,270	73	(493)	360	186	257	(196)	1,457
Ending balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Ending balance: Individually evaluated for impairment	$—	$72	$—	$—	$—	$—	$—	$72
Ending balance: collectively evaluated for impairment	$1,604	$1,857	$1,645	$1,374	$198	$346	$—	$7,024
Loans:
Ending balance	$58,390	$269,742	$334,661	$140,762	$21,321	$10,773	$—	$835,649
Ending balance individually evaluated for impairment	$105	$3,869	$3,632	$147	$15	$—	$—	$7,768
Ending balance collectively evaluated for impairment	$58,285	$265,873	$331,029	$140,615	$21,306	$10,773	$—	$827,881

Impaired loans by class as of and for the periods ended June 30, 2021 and December 31, 2020 were as follows:

	As of
	June 30, 2021
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$203	$128	$—	$151	$6
Commercial Real Estate:
Owner Occupied	1,086	1,004	—	1,022	—
Non-owner occupied	2,548	2,229	—	2,234	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	149	140	—	144	3
Consumer:
Installment	20	19	—	21	—
Residential
Equity lines	38	33	—	34	—
Single family	2,389	2,210	—	2,233	38
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$6,433	$5,763	$—	$5,839	$47
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	1,019	999	58	1,006	14
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$1,019	$999	$58	$1,006	$14
Total:
Commercial	$203	$128	$—	$151	$6
Commercial Real Estate	3,634	3,233	—	3,256	—
Construction and Farmland	149	140	—	144	3
Consumer	20	19	—	21	—
Residential	3,446	3,242	58	3,273	52
Other	—	—	—	—	—
Total	$7,452	$6,762	$58	$6,845	$61

(1)

Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $14 thousand at June 30, 2021.

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

Credit quality information by class at June 30, 2021 and December 31, 2020 was as follows:

	As of
	June 30, 2021
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$129,046	$4,664	$2,133	$6	$—	$—	$135,849
Commercial Real Estate:
Owner Occupied	110,771	48,055	7,662	1,005	—	—	167,493
Non-owner occupied	128,333	33,108	12,306	2,633	—	—	176,380
Construction and Farmland:
Residential	7,310	5,289	—	—	—	—	12,599
Commercial	24,476	29,777	7,577	193	—	—	62,023
Residential:
Equity Lines	32,001	719	47	33	—	—	32,800
Single family	197,619	13,518	3,453	2,007	120	—	216,717
Multifamily	12,689	5,665	1,169	—	—	—	19,523
All other loans	10,764	132	—	—	—	—	10,896
Total	$653,009	$140,927	$34,347	$5,877	$120	$—	$834,280

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$42,281	$6

	As of
	December 31, 2020
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$137,566	$2,750	$439	$7	$—	$—	$140,762
Commercial Real Estate:
Owner Occupied	126,839	31,927	5,929	1,226	—	—	165,921
Non-owner occupied	101,026	42,338	22,555	2,821	—	—	168,740
Construction and Farm land:
Residential	8,131	2,513	—	—	—	—	10,644
Commercial	19,599	24,982	3,004	161	—	—	47,746
Residential:
Equity Lines	31,087	124	—	36	5	—	31,252
Single family	193,579	16,639	3,594	3,053	129	—	216,994
Multifamily	10,923	8,700	1,873	—	—	—	21,496
All other loans	8,438	—	2,335	—	—	—	10,773
Total	$637,188	$129,973	$39,729	$7,304	$134	$—	$814,328

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$21,316	$5

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

There were seventeen (17) TDR loans totaling $2.8 million at June 30, 2021.  At December 31, 2020, there were seventeen (17) TDR loans totaling $3.3 million. Three TDR loans, totaling $809 thousand, were in nonaccrual status at June 30, 2021.  Three TDR loans, totaling $796 thousand, were in nonaccrual status at December 31, 2020. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2021 or December 31, 2020.

During the year ended December 31, 2020, the Company approved 255 deferrals of interest and/or principal payments with respect to loan balances totaling $130.5 million at December 31, 2020 for its customers experiencing hardships related to COVID-19. During the six months ended June 30, 2021, the Company approved two additional deferrals of interest and/or principal with respect to loan balances totaling $41 thousand at June 30, 2021. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019.  As such, they were not considered troubled debt restructurings based on the relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act (extended by the Consolidated Appropriations Act) and recent interagency regulatory guidance.  As of June 30, 2021, 254 of these loans with current loan balances totaling approximately $107.0 million had begun making payments on their loans or have been paid off after the end of the deferral period.

The following tables set forth information on the Company’s troubled debt restructurings by class of loans occurring during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company classified no additional loans as troubled debt restructurings.

	Three Months Ended
	June 30, 2021
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$4	$4
Total	1	$4	$4

	Six Months Ended
	June 30, 2021
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	2	$15	$15
Residential:
Equity
Single family	1	98	98
Total	3	$113	$113

During the three and six months ended June 30, 2021, the Company restructured one and three loans, respectively, by granting a concession to borrowers experiencing financial difficulty. These loans were restructured by reducing the loan payments and extending the term.

There were no payment defaults during the three and six months ended June 30, 2021 for TDRs that were restructured within the preceding twelve-month period.  There were also no payment defaults during the three and six months ended June 30, 2020.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve-month period subsequent to the modification.

NOTE  7. Deposits

The composition of deposits at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Noninterest bearing demand deposits	$441,051	$407,576
Savings and interest bearing demand deposits:
NOW accounts	$151,275	$132,249
Money market accounts	221,727	207,837
Regular savings accounts	159,267	136,778
	$532,269	$476,864
Time deposits:
Balances of less than $250,000	$58,420	$59,621
Balances of $250,000 and more	67,658	69,037
	$126,078	$128,658
	$1,099,398	$1,013,098

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

The following tables present information about the Company’s leases:

(dollars in thousands)
			June 30, 2021	December 31, 2020
Lease liabilities			$4,053	$4,113
Right-of-use assets			$3,932	$4,014
Weighted average remaining lease term			17 years	17 years
Weighted average discount rate			3.35%	3.34%

	Three Months Ended		Six Months Ended
Lease Cost	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$86	$82	$151	$156
Short-term lease cost	4	4	8	8
Total lease cost	$90	$86	$159	$164

Cash paid for amounts included in the measurement of lease liabilities	$71	$80	$126	$138

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	June 30, 2021
Twelve months ending June 30, 2022	$318
Twelve months ending June 30, 2023	321
Twelve months ending June 30, 2024	324
Twelve months ending June 30, 2025	332
Twelve months ending June 30, 2026	352
Thereafter	3,927
Total undiscounted cash flows	$5,574
Discount	(1,521)
Lease liabilities	$4,053

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

		Fair Value Measurements at
		June 30, 2021
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$16,056	$—	$16,056	$—
Mortgage-backed securities	134,783	—	134,783	—
Obligations of states and political subdivisions	24,152	—	24,152	—
Subordinated debt	1,500	—	1,500	—
Total assets at fair value	$176,491	$—	$176,491	$—

		Fair Value Measurements at
		December 31, 2020
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$17,483	$—	$17,483	$—
Mortgage-backed securities	119,009	—	119,009	—
Obligations of states and political subdivisions	27,213	—	27,213	—
Subordinated debt	1,250	—	1,250	—
Total assets at fair value	$164,955	$—	$164,955	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such. The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three and six months ended June 30, 2021 and the year ended December 31, 2020.

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

	Quantitative information about Level 3 Fair Value Measurements
	June 30, 2021
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020:

		Carrying value at
		June 30, 2021
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$937	$—	$—	$937
Nonfinancial Assets:
Other real estate owned	423	—	47	376
		Carrying value at
		December 31, 2020
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,355	$—	$—	$1,355
Nonfinancial Assets:
Other real estate owned	607	—	165	442

The carrying value and fair value of the Company’s financial instruments at June 30, 2021 and December 31, 2020 were as follows:

	Fair Value Measurements at
	June 30, 2021
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)	June 30, 2021
	(in thousands)
Financial Assets:
Cash and short-term investments	$104,463	$104,463	$—	$—	$104,463
Securities	176,491	—	176,491	—	176,491
Restricted Investments	1,045	—	1,045	—	1,045
Loans held for sale	1,073	—	1,073	—	1,073
Loans, net	869,271	—	—	860,961	860,961
Accrued interest receivable	2,724	—	2,724	—	2,724
Bank owned life insurance	22,931	—	22,931	—	22,931
Financial Liabilities:
Deposits	$1,099,398	$—	$1,099,889	$—	$1,099,889
Accrued interest payable	33	—	33	—	33

	Fair Value Measurements at
	December 31, 2020
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
	(in thousands)
Financial assets:
Cash and short-term investments	$79,920	$79,920	$—	$—	$79,920
Securities	164,955	—	164,955	—	164,955
Restricted Investments	1,267	—	1,267	—	1,267
Loans, net	829,238	—	—	819,691	819,691
Bank owned life insurance	12,709	—	12,709	—	12,709
Accrued interest receivable	3,441	—	3,441	—	3,441
Financial liabilities:
Deposits	$1,013,098	$—	$1,013,600	$—	$1,013,600
Accrued interest payable	72	—	72	—	72

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

Changes to accumulated other comprehensive income by component are shown in the following tables for the periods indicated:

	Three Months Ended
	June 30,
	2021			2020
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
April 1	$1,067	$19	$1,086	$4,254	$44	$4,298
Other comprehensive (loss) income before reclassifications	(7)	—	(7)	72	—	72
Reclassifications	52	—	52	(529)	—	(529)
Tax effect of current period changes	(9)	—	(9)	96	—	96
Current period changes net of taxes	36	—	36	(361)	—	(361)
June 30	$1,103	$19	$1,122	$3,893	$44	$3,937

	Six Months Ended
	June 30,
	2021			2020
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$3,260	$19	$3,279	$1,438	$44	$1,482
Other comprehensive (loss) income before reclassifications	(2,706)	—	(2,706)	3,637	—	3,637
Reclassifications	(24)	—	(24)	(529)	—	(529)
Tax effect of current period changes	573	—	573	(653)	—	(653)
Current period changes net of taxes	(2,157)	—	(2,157)	2,455	—	2,455
June 30	$1,103	$19	$1,122	$3,893	$44	$3,937

For the three and six months ended June 30, 2021, $(52) thousand and $24 thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as (loss) gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $(11) thousand and $5 thousand, respectively, which is included in income tax expense in the Consolidated Statements of Income. For the three and six months ended June 30, 2020, $529 thousand was reclassified out of accumulated other comprehensive income and appeared as (loss) gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $111 thousand, which is included in income tax expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2021	2020	2020
	(in thousands)
Balance, beginning	$607	$183	$183
Transfer from loans	73	441	310
Gain on foreclosures	—	166	132
Sales	(165)	(183)	(183)
Valuation adjustments	(92)	—	—
Balance, ending	$423	$607	$442

The major classifications of other real estate owned in the consolidated balance sheets at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Construction and Farmland	$73	$—
Residential Real Estate	—	165
Commercial Real Estate	442	442
Subtotal	$515	$607
Less valuation allowance	92	—
Total	$423	$607

There was one consumer mortgage loan totaling $193 thousand collateralized by residential real estate in the process of foreclosure at June 30, 2021.  There was one consumer mortgage loan totaling $68 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2020.

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

At June 30, 2021 and December 31, 2020, the balance of the investment for qualified affordable housing projects was $2.7 million and $2.8 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $23 thousand and $446 thousand at June 30, 2021 and December 31, 2020, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets.  The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the three months ended June 30, 2021 and June 30, 2020, the Company recognized amortization expense of $57 thousand. During the six months ended June 30, 2021 and 2020, the Company recognized amortization expense of $115 thousand.  The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2021 are $363 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the six months ended June 30, 2021 and 2020, were $182 thousand and $173 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet weekly to address the compliance requirements.  Historic loan data has been gathered and reviewed for completeness and accuracy.  In addition, the committee has selected a third-party that is assisting in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard in advance of the required implementation date.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments - Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loans.

Recent Accounting Developments

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At June 30, 2021, the Company had total assets of $1.22 billion, net loans of $869.3 million, total deposits of $1.10 billion, and shareholders’ equity of $107.6 million. The Company’s net income was $5.9 million for the six months ended June 30, 2021.

COVID-19 and Related Response

The COVID-19 crisis has changed our communities, both in the way we live and the way we do business. While circumstances continue to change at a rapid pace, the Company is steadfastly working to meet and exceed the needs of its customers, employees and the communities in which it does business. The Company, while considered an essential business, has implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies are open, but with enhanced safety features for employees and customers. Our customers also continue to conduct their business via automated teller machines, online banking and our call center. Approximately 45% of our workforce is working either remotely or hybrid with the remaining essential workers showing up every day at our branches and operations centers. In efforts to assist local businesses during this pandemic, the Company approved 1,372 Small Business Association Paycheck Protection Program ("SBA PPP") loans, totaling $132.1 million during the first and second rounds of the SBA PPP. The outstanding balance of SBA PPP loans as of June 30, 2021 was $48.2 million. The Company has also worked with local small businesses, consumers and other commercial customers through its loan deferral program whereby customers experiencing hardships due to COVID-19 may be granted a deferral in loan payments for up to six months. During 2020 and the first half of 2021, the Company approved 256 deferrals with outstanding loan balances totaling $107.1 million at June 30, 2021 for its customers experiencing hardships related to COVID-19. As of June 30, 2021, 254 loans with loan balances totaling approximately $107.0 million had begun making payments on their loans after the deferral date had passed.

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

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2021 was $5.9 million, an increase of 11.5% or $605 thousand when compared to the same period in 2020.  Net income for the three months ended June 30, 2021 was $3.0 million, an increase of 6.53% or $184 thousand when compared to the same period in 2020. Earnings per share, basic and diluted were $1.71 and $1.54 for the six months ended June 30, 2021 and 2020, respectively. Earnings per share, basic and diluted were $0.87 and $0.83 for the three months ended June 30, 2021 and 2020, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2021 and 2020 was 1.01% and 1.11%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2021 and 2020 was 11.19% and 10.65%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $19.5 million and $16.8 million for the six months ended June 30, 2021 and 2020, respectively, which represents an increase of $2.75 million or 16.4%. Net interest income was $10.0 million and $8.8 million for the three months ended June 30, 2021 and 2020, respectively, which represents an increase of $1.2 million or 14.0%. Despite the decline in the interest rate environment, net interest income increased due to the increase in the average balance of the loan portfolio. Average interest earning assets increased $172.8 million when comparing the six months ended June 30, 2020 to the six months ended June 30, 2021 while the average yield on earning assets decreased by 47 basis points over that same period.  This decrease in yield can be mostly attributed to the production of SBA PPP loans. Between March 31, 2020 and June 30, 2021, the Company originated $132.1 million in these loans at an interest rate of 1.00%. This decrease in yield is partially offset by fee income on these loans.  Fees are recognized through the net interest margin as loans are forgiven or repaid.

Total interest income was $20.4 million and $18.8 million for the six months ended June 30, 2021 and 2020, respectively, which represents an increase of $1.66 million or 8.9%. Total interest income was $10.4 million and $9.7 million for the three months ended June 30, 2021 and 2020, respectively, which represents an increase of $752 thousand or 7.8%. The increase in interest income was driven by an increase in the average balance of the loan portfolio partially offset by the overall decrease in the interest rate environment during the reported time periods. As stated in the paragraph above, SBA PPP loans originated at a lower yield than the existing portfolio have contributed to this decrease in yield. Total interest expense was $921 thousand and $2.0 million for the six months ended June 30, 2021 and 2020, respectively, which represents a decrease of $1.1 million or 54.1%. Total interest expense was $434 thousand and $904 thousand for the three months ended June 30, 2021 and 2020, respectively, which represents a decrease of $470 thousand or 52.0%. The decrease in interest expense resulted from the reduction in interest rates paid on deposit accounts.

The net interest margin was 3.59% and 3.78% for the six months ended June 30, 2021 and 2020, respectively. The net interest margin was 3.56% and 3.70% for the three months ended June 30, 2021 and 2020, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2021 and 2020.

Given the expectation of continued low interest rates and a flat yield curve, net interest income and net interest margin could experience continued pressure.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	June 30, 2021			June 30, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$159,246	$542	1.36%	$131,702	$730	2.23%
Tax-Exempt (1)	16,237	135	3.35%	22,716	192	3.40%
Total Securities	$175,483	$677	1.55%	$154,418	$922	2.40%
Loans:
Taxable	$862,078	$9,667	4.50%	$736,584	$8,685	4.74%
Non-accrual	4,280	—	—%	3,263	—	—%
Tax-Exempt (1)	9,473	104	4.39%	10,166	112	4.43%
Total Loans	$875,831	$9,771	4.47%	$750,013	$8,797	4.72%
Federal funds sold	234	—	0.08%	710	—	0.02%
Interest-bearing deposits in other banks	83,366	15	0.08%	55,958	6	0.04%
Total earning assets (2)	$1,130,634	$10,463	3.71%	$957,836	$9,725	4.08%
Allowance for loan losses	(7,862)			(5,532)
Total non-earning assets	78,573			68,401
Total assets	$1,201,345			$1,020,705

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$144,914	$79	0.22%	$102,651	$76	0.30%
Money market accounts	213,311	148	0.28%	175,199	220	0.51%
Savings accounts	155,065	22	0.06%	119,045	34	0.11%
Time deposits:
$250,000 and more	67,706	114	0.67%	80,099	372	1.87%
Less than $250,000	58,520	71	0.49%	59,714	177	1.19%
Total interest-bearing deposits	$639,516	$434	0.27%	$536,708	$879	0.66%
Federal Home Loan Bank advances	—	—	—%	30,769	25	0.33%
Total interest-bearing liabilities	$639,516	$434	0.27%	$567,477	$904	0.64%
Noninterest-bearing liabilities:
Demand deposits	443,397			341,020
Other Liabilities	12,265			11,437
Total liabilities	$1,095,178			$919,934
Shareholders' equity	106,167			100,771
Total liabilities and shareholders' equity	$1,201,345			$1,020,705
Net interest income		$10,029			$8,821

Net interest spread			3.44%			3.44%
Interest expense as a percent of
average earning assets			0.15%			0.38%
Net interest margin			3.56%			3.70%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)	Non-accrual loans are not included in this total since they are not considered earning assets.
(3)	Annualized.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	June 30, 2021			June 30, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$151,753	$1,020	1.36%	$134,780	$1,644	2.45%
Tax-Exempt (1)	17,063	284	3.36%	23,310	404	3.48%
Total Securities	$168,816	$1,304	1.56%	$158,090	$2,048	2.60%
Loans:
Taxable	851,134	18,993	4.50%	690,983	16,534	4.81%
Non-accrual	4,430	—	—%	2,656	—	—%
Tax-Exempt (1)	9,516	208	4.41%	10,206	225	4.43%
Total Loans	$865,080	$19,201	4.48%	$703,845	$16,759	4.79%
Federal funds sold	222	—	0.08%	475	1	0.33%
Interest-bearing deposits in other banks	71,983	27	0.08%	39,739	92	0.46%
Total earning assets (2)	$1,101,671	$20,532	3.76%	$899,493	$18,900	4.23%
Allowance for loan losses	(7,562)			(5,477)
Total non-earning assets	75,917			61,041
Total assets	$1,170,026			$955,057

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$137,921	$153	0.22%	$101,595	$199	0.39%
Money market accounts	211,590	303	0.29%	169,839	562	0.66%
Savings accounts	149,792	44	0.06%	114,080	78	0.14%
Time deposits:
$250,000 and more	68,090	266	0.79%	78,640	743	1.90%
Less than $250,000	59,016	155	0.53%	60,966	399	1.31%
Total interest-bearing deposits	$626,409	$921	0.30%	$525,120	$1,981	0.76%
Federal funds purchased	—	—	—%	1	—	0.40%
Federal Home Loan Bank advances	—	—	—%	15,385	25	0.33%
Total interest-bearing liabilities	$626,409	$921	0.30%	$540,506	$2,006	0.75%
Noninterest-bearing liabilities:
Demand deposits	425,701			304,306
Other Liabilities	12,203			10,968
Total liabilities	$1,064,313			$855,780
Shareholders' equity	105,713			99,277
Total liabilities and shareholders' equity	$1,170,026			$955,057

Net interest income		$19,611			$16,894
Net interest spread			3.46%			3.48%
Interest expense as a percent of
average earning assets			0.17%			0.45%
Net interest margin			3.59%			3.78%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)	Non-accrual loans are not included in this total since they are not considered earning assets.
(3)	Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$9,749	$8,773	$19,157	$16,712
Interest Income - Securities and Other Interest-Earnings Assets	664	888	1,272	2,056
Interest Expense - Deposits	434	879	921	1,981
Interest Expense - Other Borrowings	—	25	—	25
Total Net Interest Income	$9,979	$8,757	$19,508	$16,762
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$22	$24	$44	$47
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	28	40	59	85
Total Tax Benefit on Tax-Exempt Interest Income	$50	$64	$103	$132
Tax-Equivalent Net Interest Income	$10,029	$8,821	$19,611	$16,894

(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets decreased from 4.23% to 3.76% for the six months ended June 30, 2020 and 2021, respectively. For those same time periods, the tax-equivalent yield on securities decreased 104 basis points.  The tax equivalent yield on loans decreased 31 basis points from 4.79% for the six months ended June 30, 2020 to 4.48% for the same time period in 2021. The decrease in the tax-equivalent yield on earning assets for the six months ended June 30, 2021 resulted mostly from the decrease in the tax-equivalent yield on loans. The decrease in the yield on loans as compared to the corresponding period in the prior year was primarily due to SBA PPP loans originating at a lower yield than the existing portfolio as well as rate decreases during early 2020.  Additionally, as securities are maturing and being called or sold, they are being replaced with securities at lower rates.

The average rate on interest bearing liabilities decreased 45 basis points from 0.75% for the six months ended June 30, 2020 to 0.30% for the same time period in 2021.  Federal Reserve Bank interest rate decreases during early 2020 drove a reduction in interest rates paid on deposit accounts, which resulted in a lower rate paid on interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for loan losses for the six months ended June 30, 2021 and 2020 was $883 thousand and $655 thousand, respectively. The provision for loan losses for the three months ended June 30, 2021 and 2020 was $284 thousand and $752 thousand, respectively. The provision for the three and six months ended June 30, 2021 resulted mostly from loan growth, which was concentrated mainly in the first quarter of 2021. The provision during the three and six months ended June 30, 2020 resulted mostly from decline in the current state of the economy, by an increase in the qualitative factors within our allowance for loan losses, primarily associated with the current COVID-19 pandemic.

Noninterest Income

Total noninterest income for the six months ended June 30, 2021 and 2020 was $5.1 million and $4.1 million, respectively. Total noninterest income for the three months ended June 30, 2021 and 2020 was $2.7 million and $2.4 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and six months ended June 30, 2021 and 2020, which are included within the respective Consolidated Statements of Income headings.  Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income from fiduciary activities	$399	$403	$(4)	(1)%	$740	$700	$40	6%
Service charges on deposit accounts	241	170	71	42%	458	454	4	1%
Other service charges and fees	1,354	1,147	207	18%	2,663	2,251	412	18%
(Loss) gain on sale of securities	(52)	529	(581)	NM	24	529	(505)	NM
Gain on sale of loans held for sale	359	—	359	NM	359	—	359	NM
Bank owned life insurance income	118	143	(25)	(17)%	223	143	80	56%
Other operating income	231	30	201	670%	610	35	575	1643%
Total noninterest income	$2,650	$2,422	$228	9%	$5,077	$4,112	$965	23%

NM - Not Meaningful

Services charges on deposit accounts increased during the three and six months ended June 30, 2021 when compared to the same periods in 2020. This increase is mainly due to increases in overdraft charges.  Overdraft charges can fluctuate based on changes in customer activity.

The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased during the three and six months ended June 30, 2021 when compared to the same periods in 2020. This increase can be attributed to an increase in ATM fees, which fluctuates due to ATM usage.

Beginning in the second quarter of 2021, the Company sold $4.6 million in mortgage loans on the secondary market and $18.0 million of loans from the commercial and consumer loan portfolios. These loan sales resulted in gains of $359 thousand during the three and six months ended June 30, 2021.

BOLI income was $223 thousand and $143 thousand for the six months ended June 30, 2021 and 2020, respectively. During the first quarter of 2020, the Company purchased $12 million of BOLI.  The Company made an additional investment of $10 million in June of 2021.

Other operating income increased during the three and six months ended June 30, 2021 when compared to the same periods in 2020.  This increase can be attributed to adjustments to the investment in Banker’s Insurance as well as cash distributions received from investments in Small Business Investment Companies (SBICs).

Noninterest Expenses

Total noninterest expenses increased $2.8 million or 19.8% for the six months ended June 30, 2021 compared to the same period in 2020. Total noninterest expenses increased $1.7 million and 24.4% for the three months ended June 30, 2021 and 2020. The following table presents the components of noninterest expense for the three and six months ended June 30, 2021 and 2020, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and employee benefits	$5,310	$4,373	$937	21%	$10,026	$8,461	$1,565	18%
Occupancy expenses	413	403	10	2%	869	798	71	9%
Equipment expenses	238	252	(14)	(6)%	462	484	(22)	(5)%
Advertising and marketing expenses	198	152	46	30%	306	357	(51)	(14)%
Stationary and supplies	60	34	26	76%	98	66	32	48%
ATM network fees	312	243	69	28%	562	485	77	16%
Other real estate owned expense	6	(3)	9	NM	5	(1)	6	NM
Loss (gain) on other real estate owned	92	—	92	NM	102	(132)	234	NM
FDIC assessment	133	41	92	224%	240	41	199	485%
Computer software expense	281	161	120	75%	470	281	189	67%
Bank franchise tax	195	176	19	11%	384	350	34	10%
Professional fees	369	317	52	16%	829	671	158	24%
Data processing fees	373	382	(9)	(2)%	775	863	(88)	(10)%
Other operating expenses	747	483	264	55%	1,515	1,165	350	30%
Total noninterest expenses	$8,727	$7,014	$1,713	24%	$16,643	$13,889	$2,754	20%

NM - Not Meaningful

The COVID-19 pandemic has had and continues to have an impact on noninterest expenses. Decreases in year-to-date expenses compared to the prior year were noted in advertising and marketing expenses. The decrease was due to adjustments in the timing of marketing promotions. Increases in computer software expenses in comparison to the prior year were largely due to software purchases to allow for remote work during the COVID-19 pandemic.

Salaries and employee benefits increased during the three and six months ended June 30, 2021 over 2020.  Annual pay increases, newly hired employees, increasing insurance costs and enhanced employee incentive plans have attributed to these increases. The number of full-time equivalent employees (FTEs) has increased from 189 at June 30, 2020 to 213 at June 30, 2021.

Occupancy expenses increased year over year due mostly to $27 thousand of snow removal costs incurred during the six months ended June 30, 2021 that were not incurred during the same period in 2020.

ATM network fees increased during the three and six months ended June 30, 2021 over 2020 due to increased ATM usage. During the height of the COVID-19 pandemic in 2020, customer activity and usage decreased.  During 2021, increases in customer activity have been observed.

FDIC assessment increased during the three and six months ended June 30, 2021 over 2020. The Company received notification of a Small Bank Credit Assessment for approximately $178 thousand during the second quarter of 2019.  This credit was received because the Deposit Insurance Fund reserve ratio exceeded the established level as of June 30, 2019. Credits were applied to the successive invoices in 2019 and 2020. There was no credit balance to apply to the assessment starting with the quarter ended September 30, 2020.

Bank franchise tax increased during the three and six months ended June 30, 2021 over 2020. This expense increases as capital levels increase.

Professional fees increased during the three and six months ended June 30, 2021 over 2020 due mainly to the increase in recruiting fees paid during those two periods.

Other operating expenses increased during the three and six months ended June 30, 2021 over 2020. This increase is due primarily to increased loan related expenses due to a higher volume in the three and six months ended June 30, 2021 over 2020.

The efficiency ratio of the Company was 67.07% and 68.47% for the six months ended June 30, 2021 and 2020, respectively. The efficiency ratio of the Company was 67.83% and 65.45% for the three months ended June 30, 2021 and 2020, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$8,727	$7,014	$16,643	$13,889
Less: Loss (gain) on other real estate owned	92	—	102	(132)
Adjusted noninterest expenses	$8,635	$7,014	$16,541	$14,021
Net interest income	9,979	8,757	19,508	16,762
Noninterest income	2,650	2,422	5,077	4,112
Less: (Loss) gain on sales of securities	(52)	529	24	529
Less: (Loss) on sale of repossessed assets	—	(2)	—	(2)
Adjusted noninterest income	$2,702	$1,895	$5,053	$3,585
Tax equivalent adjustment (1)	50	64	103	132
Total net interest income and noninterest income, adjusted	$12,731	$10,716	$24,664	$20,479
Efficiency ratio	67.83%	65.45%	67.07%	68.47%

(1)	Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $1.2 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively. Income tax expense was $615 thousand and $594 thousand during the three months ended June 30, 2021 and 2020, respectively. The effective tax rate was 16.91% and 16.90% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate was 17.00% and 17.40% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by BOLI as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $176.5 million at June 30, 2021, compared to $165.0 million at December 31, 2020. This represents an increase of $11.5 million or 6.96%. The Company purchased $62.3 million securities during the six months ended June 30, 2021. The Company had total maturities, calls, and principal repayments of $31.4 million.  There were $15.9 million sales during the six months ended June 30, 2021. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at June 30, 2021. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2021 and December 31, 2020. The Company had a net unrealized gain on available for sale securities of $1.4 million at June 30, 2021 as compared to a net unrealized gain of $4.1 million at December 31, 2020.  Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $877.4 million and $836.3 million at June 30, 2021 and December 31, 2020, respectively. This represents an increase of $41.1 million or 4.91% during the six months ended June 30, 2021. The ratio of gross loans to deposits decreased during the six months ended June 30, 2021 from 81.85% at December 31, 2020 to 79.80% at June 30, 2021. Loan growth excluding changes in SBA PPP loans during the six months ended June 30, 2021 was $74.1 million or 9.82%. SBA PPP loans originated during 2020 and 2021 and outstanding as of June 30, 2021 were $48.2 million.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2021 and December 31, 2020.

Residential real estate loans were $269.0 million or 30.66% and $269.7 million or 32.25% of total loans at June 30, 2021 and December 31, 2020, respectively. Commercial real estate loans were $343.9 million or 39.19% and $334.7 million or 40.02% of total loans at June 30, 2021 and December 31, 2020, respectively. Construction, land development, and farmland loans were $74.6 million or 8.51% and $58.4 million or 6.98% of total loans at June 30, 2021 and December 31, 2020, respectively. Consumer installment loans were $42.3 million or 4.82% and $21.3 million or 2.55% of total loans at June 30, 2021 and December 31, 2020, respectively, representing an increase of $21.0 million or 98.33% during the six months ended June 30, 2021. Commercial and industrial loans were $135.8 million or 15.48% and $140.8 million or 16.83% of total loans at June 30, 2021 and December 31, 2020, respectively, representing a decrease of $4.9 million or 3.49% during the six months ended June 30, 2021.  During the six months ended June 30, 2021, loan growth was mainly concentrated in growth of our marine lending portfolio which falls into both the consumer installment loan and commercial and industrial loan portfolios.  Commercial and industrial loans experienced a decrease during the six months ended June 30, 2021 due largely to the forgiveness of SBA PPP loans of approximately $38.1 million.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020. Charged-off loans were $24 thousand and $143 thousand for the six months ended June 30, 2021 and 2020, respectively. Recoveries were $143 thousand and $880 thousand for the six months ended June 30, 2021 and 2020, respectively. This resulted in net recoveries of $119 thousand and $737 thousand for the six months ended June 30, 2021 and 2020, respectively. The Company collected a $459 thousand recovery during the first quarter of 2020 related to an $850 thousand commercial and industrial loan charge-off in 2019. The allowance for loan losses as a percentage of loans was 0.92% at June 30, 2021 and 0.85% at December 31, 2020.  Excluding outstanding PPP loans, the allowance for loan losses as a percentage of total loans was 0.98% and 0.94% as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021, loan growth was concentrated in mostly commercial and industrial loans as well as consumer loans.  These two loan pools have a higher general allocation than certain other loan pools due to the inherent risk of the portfolios. This was the main cause of the increase in the allowance for loan losses as a percentage of loans. The allowance for loan losses was 182.71% of nonperforming loans at June 30, 2021 and 146.85% of nonperforming loans at December 31, 2020. Refer to the Nonperforming Assets and Other Assets section on the following page for further discussion on nonperforming loans.

All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans increased from 0.85% at December 31, 2020 to 0.92% at June 30, 2021. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing. Nonperforming assets decreased by $6 thousand during the six months ended June 30, 2021. Nonaccrual loans were $4.4 million and $4.8 million at June 30, 2021 and December 31, 2020. OREO was $423 thousand and $607 thousand at June 30, 2021 and December 31, 2020, respectively.  The Company held two properties in OREO with an average balance of $212 thousand at June 30, 2021. The Company held three properties in OREO with an average balance of $202 thousand at December 31, 2020.  The percentage of nonperforming assets to loans and OREO was 0.61% at June 30, 2021 and 0.64% at December 31, 2020, respectively. There were $500 thousand and zero in loans past due 90 days or more and still accruing interest at June 30, 2021 and December 31, 2020, respectively.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, decreased to $1.8 million at June 30, 2021 compared to $1.9 million at December 31, 2020.

During the six months ended June 30, 2021, the Bank placed four loans with an outstanding balance of $618 thousand on nonaccrual status. During the same period, ten loans with an outstanding balance of $775 thousand were paid off. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2021, the Company had $2.8 million in restructured loans with specific allowances totaling $45 thousand.  At December 31, 2020, the Company had $3.3 million in restructured loans with specific allowances totaling $72 thousand.  At June 30, 2021 and December 31, 2020, total restructured loans performing under the restructured terms and accruing interest were $2.0 million and $2.6 million, respectively. Three loans, totaling $809 thousand, were in nonaccrual status at June 30, 2021.  Three loans, totaling $796 thousand, were in nonaccrual status at December 31, 2020.  As noted in Note 6 to the consolidated financial statements the Bank modified a significant number of loans during 2020 to allow for short-term payment deferrals. These loans were not considered TDRs based on the provisions of the CARES Act and interagency guidance issued.

Deposits

Total deposits were $1.10 billion and $1.01 billion at June 30, 2021 and December 31, 2020, respectively. This represents an increase of $86.3 million or 8.52% during the six months ended June 30, 2021. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2021 and December 31, 2020. The growth in deposits was mainly organic growth as we expand and grow into newer market areas.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $33.5 million or 8.21% from $407.6 million at December 31, 2020 to $441.1 million at June 30, 2021. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $55.4 million or 11.62% from $476.9 million at December 31, 2020 to $532.3 million at June 30, 2021. Savings and interest-bearing demand deposits included $39.8 million and $34.6 million in reciprocal ICS deposits at June 30, 2021 and December 31, 2020, respectively. Time deposits decreased $2.6 million or 2.01% from $128.7 million at December 31, 2020 to $126.1 million at June 30, 2021.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2021 was $107.6 million, reflecting a percentage of total assets of 8.83%, as compared to $105.1 million and 9.08% at December 31, 2020. During the six months ended June 30, 2021 and 2020, the Company declared dividends of $0.54 and $0.52 per share, respectively.  The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At June 30, 2021, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities and changes in the benefit obligations and plan assets for the post retirement benefit plan. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.

For capital adequacy purposes financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The Bank's institution specific capital conservation buffer at June 30, 2021 and December 31, 2020 was 4.35% and 5.29%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Bank's Tier 1 common risk-based capital ratio was 11.44% at June 30, 2021 as compared to 12.39% at December 31, 2020.  The Bank’s Tier 1 risk-based capital ratio was 11.44% at June 30, 2021 as compared to 12.39% at December 31, 2020. The Bank’s total risk-based capital ratio was 12.35% at June 30, 2021 as compared to 13.29% at December 31, 2020. The Bank’s Tier 1 capital to average total assets ratio was 8.58% at June 30, 2021 as compared to 9.06% at December 31, 2020.  Through July 31, 2021, the Bank's capital ratios continued to exceed the regulatory minimums for well-capitalized institutions.  We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may fluctuate in future periods due to the effects of the pandemic and limit our ability to pay dividends.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio or “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio will be reduced to 8 percent beginning in the second quarter and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was first available for banks to use beginning in their March 31, 2020, Call Report.  The Bank did not opt into the CBLR framework as of June 30, 2021.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2021, liquid assets totaled $395.9 million as compared to $320.4 million at December 31, 2020. These amounts represent 35.62% and 31.26% of total liabilities at June 30, 2021 and December 31, 2020, respectively.  The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. Our liquidity, while significant, may fluctuate in future periods due to the effects of the pandemic, funding of SBA PPP loans and deferral of loan payments.

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).  The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table details the Company's purchases of its common stock during the second quarter of 2021 pursuant to the Stock Repurchase Program.  The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 16, 2021.  The Program has an expiration date of June 30, 2022.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				118,611
April 1 - April 30, 2021	—	$—	—	118,611
May 1 - May 31, 2021	760	33.00	760	117,851
June 1 - June 30, 2021	—	—	760	117,851
	760	$33.00	760	117,851

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

3.1	Bylaws of Eagle Financial Services, Inc. (attached as Exhibit 3.1 to the Current Report on Form 8-K filed May 20, 2021 and incorporated here-in by reference).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of August 2021.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer