Form 10-Q
period 2021-09-30
EAGLE FINANCIAL SERVICES INC
filed 2021-11-12
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 5, 2021 was 3,449,919.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$14,161	$12,644
Interest-bearing deposits with other institutions	54,007	67,054
Federal funds sold	240	222
Total cash and cash equivalents	$68,408	$79,920
Securities available for sale, at fair value	201,439	164,955
Restricted investments	1,049	1,267
Loans held for sale	1,148	—
Loans	923,076	836,334
Allowance for loan losses	(8,448)	(7,096)
Net Loans	$914,628	$829,238
Bank premises and equipment, net	18,572	18,725
Other real estate owned, net of allowance	193	607
Other assets	47,316	35,440
Total assets	$1,252,753	$1,130,152
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$448,217	$407,576
Savings and interest bearing demand deposits	557,804	476,864
Time deposits	124,644	128,658
Total deposits	$1,130,665	$1,013,098
Other liabilities	12,286	11,980
Total liabilities	$1,142,951	$1,025,078
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2021, 3,449,204 including 40,741 shares of unvested restricted stock; issued and outstanding 2020, 3,405,035 including 20,928 shares of unvested restricted stock	8,521	8,460
Surplus	11,750	10,811
Retained earnings	88,446	82,524
Accumulated other comprehensive income	1,085	3,279
Total shareholders’ equity	$109,802	$105,074
Total liabilities and shareholders’ equity	$1,252,753	$1,130,152

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and Dividend Income
Interest and fees on loans	$10,049	$9,312	$29,206	$26,024
Interest and dividends on securities available for sale:
Taxable interest income	600	660	1,596	2,270
Interest income exempt from federal income taxes	96	142	321	461
Dividends	11	28	35	62
Interest on deposits in banks	26	8	53	100
Interest on federal funds sold	—	—	—	1
Total interest and dividend income	$10,782	$10,150	$31,211	$28,918
Interest Expense
Interest on deposits	383	683	$1,304	$2,664
Interest on Federal Home Loan Bank advances	—	—	—	25
Total interest expense	$383	$683	$1,304	$2,689
Net interest income	$10,399	$9,467	$29,907	$26,229
Provision for Loan Losses	300	100	1,183	755
Net interest income after provision for loan losses	$10,099	$9,367	$28,724	$25,474
Noninterest Income
Income from fiduciary activities	$503	$381	$1,243	$1,081
Service charges on deposit accounts	301	220	759	674
Other service charges and fees	1,374	1,251	4,037	3,502
Gain on sale of securities	—	158	24	687
Gain on sale of loans	486	—	845	—
Bank owned life insurance income	145	74	368	217
Other operating income	72	132	682	167
Total noninterest income	$2,881	$2,216	$7,958	$6,328
Noninterest Expenses
Salaries and employee benefits	$5,947	$4,739	$15,973	$13,200
Occupancy expenses	450	414	1,319	1,212
Equipment expenses	246	282	708	766
Advertising and marketing expenses	168	152	474	509
Stationery and supplies	27	28	125	94
ATM network fees	285	252	847	737
Other real estate owned expense	32	(3)	37	(4)
Loss (gain) on other real estate owned	26	—	128	(132)
FDIC assessment	169	75	409	116
Computer software expense	282	200	752	481
Bank franchise tax	199	178	583	528
Professional fees	289	188	1,118	859
Data processing fees	418	301	1,193	1,164
Other operating expenses	985	659	2,500	1,824
Total noninterest expenses	$9,523	$7,465	$26,166	$21,354
Income before income taxes	$3,457	$4,118	$10,516	$10,448
Income Tax Expense	584	712	1,778	1,782
Net income	$2,873	$3,406	$8,738	$8,666
Earnings Per Share
Net income per common share, basic	$0.83	$0.99	$2.54	$2.53
Net income per common share, diluted	$0.83	$0.99	$2.54	$2.53

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$2,873	$3,406	$8,738	$8,666
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($10) and ($78) for the three months ended, respectively and ($583) and $574 for the nine months ended, respectively	(37)	(295)	(2,194)	2,160
Total other comprehensive (loss) income	(37)	(295)	(2,194)	2,160
Total comprehensive income	$2,836	$3,111	$6,544	$10,826

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
December 31, 2019	$8,529	$11,406	$74,909	$1,482	$96,326
Net income			2,441		2,441
Other comprehensive income				2,816	2,816
Vesting of restricted stock awards, stock incentive plan (10,000 shares)	25	(25)			—
Stock-based compensation expense		114			114
Issuance of common stock, dividend investment plan (3,685 shares)	9	102			111
Repurchase and retirement of common stock (1,500 shares)	(97)	(1,019)			(1,116)
Dividends declared ($0.26 per share)			(893)		(893)
March 31, 2020	$8,466	$10,578	$76,457	$4,298	$99,799
Net income			2,819		2,819
Other comprehensive (loss)				(361)	(361)
Stock-based compensation expense		114			114
Issuance of common stock, employee benefit plan (2,761 shares)	7	79			86
Dividends declared ($0.26 per share)			(888)		(888)
June 30, 2020	$8,473	$10,771	$78,388	$3,937	$101,569
Net income			3,406		3,406
Other comprehensive (loss)				(295)	(295)
Vesting of restricted stock awards, stock incentive plan (3,305 shares)	8	(8)			—
Stock-based compensation expense		166			166
Issuance of common stock, dividend investment plan (5,085 shares)	13	117			130
Issuance of common stock, employee benefit plan (3,710 shares)	9	110			119
Repurchase and retirement of common stock (12,374 shares)	(31)	(294)			(325)
Dividends declared ($0.26 per share)			(887)		(887)
September 30, 2020	$8,472	$10,862	$80,907	$3,642	$103,883

December 31, 2020	$8,460	$10,811	$82,524	$3,279	$105,074
Net income			2,862		2,862
Other comprehensive (loss)				(2,193)	(2,193)
Vesting of restricted stock awards, stock incentive plan (10,258 shares)	26	(26)			—
Stock-based compensation expense		147			147
Issuance of common stock, dividend investment plan (6,260 shares)	16	165			181
Repurchase and retirement of common stock (2,814 shares)	(7)	(76)			(83)
Dividends declared ($0.27 per share)			(924)		(924)
March 31, 2021	$8,495	$11,021	$84,462	$1,086	$105,064
Net income			3,003		3,003
Other comprehensive income				36	36
Stock-based compensation expense		159			159
Issuance of common stock, dividend investment plan (4,702 shares)	12	146			158
Issuance of common stock, employee benefit plan (4,154 shares)	10	123			133
Repurchase and retirement of common stock (760 shares)	(2)	(23)			(25)
Dividends declared ($0.27 per share)			(926)		(926)
June 30, 2021	$8,515	$11,426	$86,539	$1,122	$107,602
Net income			2,873		2,873
Other comprehensive (loss)				(37)	(37)
Stock-based compensation expense		311			311
Vesting of restricted stock awards, stock incentive plan (2,000 shares)	5	(5)			—
Issuance of common stock, dividend investment plan (1,731 shares)	4	55			59
Repurchase and retirement of common stock (1,175 shares)	(3)	(37)			(40)
Dividends declared ($0.28 per share)			(966)		(966)
September 30, 2021	$8,521	$11,750	$88,446	$1,085	$109,802

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities
Net income	$8,738	$8,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	750	772
Amortization of other assets	405	313
Origination of loans held for sale	(12,424)	—
Proceeds from sale of loans held for sale	11,673	—
Net gains on sales of loans	(845)	—
Provision for loan losses	1,183	755
Loss (gain) on other real estate owned	128	(132)
Loss on the sale of repossessed assets	—	3
(Gain) on the sale of securities	(24)	(687)
Stock-based compensation expense	617	394
Premium amortization on securities, net	988	554
(Increase) in cash surrender value	(368)	(217)
Changes in assets and liabilities:
(Increase) in other assets	(1,251)	(3,559)
Increase in other liabilities	227	648
Net cash provided by operating activities	$9,797	$7,510
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$41,711	$37,017
Proceeds from the sale of securities available for sale	15,885	28,323
Purchases of securities available for sale	(97,821)	(49,890)
Proceeds from the sale of restricted investments	222	2,125
Purchases of restricted investments	(4)	(2,196)
Purchases of bank-owned life insurance	(10,000)	(12,000)
Purchases of bank premises and equipment	(597)	(381)
Proceeds from the sale of other real estate owned	552	183
Proceeds from the sale of repossessed assets	—	43
Proceeds from sales of loans	41,516	—
Origination of loans net of principal collected	(127,907)	(160,380)
Net cash (used in) investing activities	$(136,443)	$(157,156)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$121,581	$192,539
Net (decrease) in time deposits	(4,014)	(8,845)
Issuance of common stock, employee benefit plan	133	205
Repurchase and retirement of common stock	(148)	(1,441)
Cash dividends paid	(2,418)	(2,427)
Net cash provided by financing activities	$115,134	$180,031
(Decrease) increase in cash and cash equivalents	$(11,512)	$30,385
Cash and Cash Equivalents
Beginning	79,920	33,659
Ending	$68,408	$64,044
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,347	$2,752
Income taxes	$1,943	$1,792
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(2,777)	$2,734
Other real estate and repossessed assets acquired in settlement of loans	$266	$372
Issuance of common stock, dividend investment plan	$398	$241
Lease liabilities arising from right-of-use assets	$79	$549

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2021

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2021 and December 31, 2020, the results of operations and the changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. Beginning during 2006, executive officers were granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date.  The Company's policy is to recognize forfeitures as they occur.  As of September 30, 2021, there was $438 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	20,928	$29.98	18,488	$30.39
Granted	32,496	31.16	21,828	28.83
Vested	(12,258)	30.95	(13,238)	30.14
Forfeited	(425)	31.05	—	—
Nonvested, end of period	40,741	$30.62	27,078	$29.25

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2021 and 2020. During 2021 and 2020, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average number of common shares outstanding used to calculate basic and diluted earnings per share	3,448,352	3,413,304	3,436,271	3,420,002

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2021 and December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$14,544	$613	$(2)	$15,155
Mortgage-backed securities	161,478	1,057	(1,279)	161,256
Obligations of states and political subdivisions	22,566	962	—	23,528
Subordinated debt	1,500	—	—	1,500
	$200,088	$2,632	$(1,281)	$201,439

	December 31, 2020
	(in thousands)
Obligations of U.S. government corporations and agencies	$16,576	$907	$—	$17,483
Mortgage-backed securities	117,161	1,894	(46)	119,009
Obligations of states and political subdivisions	25,840	1,373	—	27,213
Subordinated debt	1,250	—	—	1,250
	$160,827	$4,174	$(46)	$164,955

During the nine months ended September 30, 2021, the Company sold $15.9 million of available for sale securities recognizing $143 thousand in gross gains and $119 in gross losses. During the nine months ended September 30, 2020, the Company sold $28.3 million of available for sale securities recognizing $687 in gross gains and no gross losses.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2021 and December 31, 2020 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,119	$2	$—	$—	$1,119	$2
Mortgage-backed securities	71,065	1,234	1,367	45	72,432	1,279
	$72,184	$1,236	$1,367	$45	$73,551	$1,281

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2020
	(in thousands)
Mortgage-backed securities	$12,014	$46	$—	$—	$12,014	$46
	$12,014	$46	$—	$—	$12,014	$46

Gross unrealized losses on available for sale securities included twenty-four (24) and three (3) debt securities at September 30, 2021 and December 31, 2020, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2021 and December 31, 2020 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages.  The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $7.5 million at September 30, 2021 were pledged as security for trust accounts.

The composition of restricted investments at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	565	783
Community Bankers’ Bank Stock	140	140
	$1,049	$1,267

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at September 30, 2021 and December 31, 2020 was as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$60,829	$42,544
Secured by farmland	14,160	15,846
Secured by 1-4 family residential properties	254,767	248,246
Multifamily	27,275	21,496
Commercial	367,230	334,661
Commercial and industrial loans	129,150	140,762
Consumer installment loans	53,151	21,321
All other loans	14,274	10,773
Total loans	$920,836	$835,649
Net deferred loan costs	2,240	685
Allowance for loan losses	(8,448)	(7,096)
	$914,628	$829,238

Changes in the allowance for loan losses for the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020 were as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2021	2020	2020
		(in thousands)
Balance, beginning	$7,096	$4,973	$4,973
Provision for loan losses	1,183	1,457	755
Recoveries added to the allowance	238	1,131	1,097
Loan losses charged to the allowance	(69)	(465)	(164)
Balance, ending	$8,448	$7,096	$6,661

Nonaccrual and past due loans by class at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$2	$—	$—	$2	$129,148	$129,150	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	184,412	184,412	—	215
Non-owner occupied	—	—	131	131	182,687	182,818	—	2,200
Construction and Farmland:
Residential	—	—	—	—	10,594	10,594	—	130
Commercial	—	—	107	107	64,288	64,395	—	107
Consumer:
Installment	4	—	—	4	53,147	53,151	—	4
Residential:
Equity Lines	26	—	—	26	33,124	33,150	—	31
Single family	445	364	392	1,201	220,416	221,617	—	845
Multifamily	—	—	—	—	27,275	27,275	—	—
All Other Loans	—	—	—	—	14,274	14,274	—	—
Total	$477	$364	$630	$1,471	$919,365	$920,836	$—	$3,532

	December 31, 2020
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$43	$—	$—	$43	$140,719	$140,762	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	157	157	165,764	165,921	—	1,227
Non-owner occupied	500	—	122	622	168,118	168,740	—	2,405
Construction and Farmland:
Residential	—	—	—	—	10,644	10,644	—	—
Commercial	—	—	69	69	47,677	47,746	—	69
Consumer:
Installment	5	—	—	5	21,316	21,321	—	5
Residential:
Equity Lines	13	—	—	13	31,239	31,252	—	42
Single family	249	123	581	953	216,041	216,994	—	1,006
Multifamily	—	—	—	—	21,496	21,496	—	—
All Other Loans	—	—	—	—	10,773	10,773	—	—
Total	$810	$123	$929	$1,862	$833,787	$835,649	$—	$4,754

Allowance for loan losses by segment at September 30, 2021 and December 31, 2020 were as follows:

	As of and For the Nine Months Ended
	September 30, 2021
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Charge-Offs	—	(13)	—	—	(16)	(40)	—	(69)
Recoveries	10	190	—	6	22	10	—	238
Provision	720	(86)	193	198	214	(56)	—	1,183
Ending balance	$2,334	$2,020	$1,838	$1,578	$418	$260	$—	$8,448
Ending balance: Individually evaluated for impairment	$—	$43	$—	$—	$—	$—	$—	$43
Ending balance: collectively evaluated for impairment	$2,334	$1,977	$1,838	$1,578	$418	$260	$—	$8,405
Loans:
Ending balance	$74,989	$282,042	$367,230	$129,150	$53,151	$14,274	$—	$920,836
Ending balance individually evaluated for impairment	$263	$2,858	$2,415	$118	$18	$—	$—	$5,672
Ending balance collectively evaluated for impairment	$74,726	$279,184	$364,815	$129,032	$53,133	$14,274	$—	$915,164

	December 31, 2020
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Charge-Offs	(119)	(20)	(155)	(49)	(83)	(39)	—	(465)
Recoveries	7	275	302	498	41	8	—	1,131
Provision	1,270	73	(493)	360	186	257	(196)	1,457
Ending balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Ending balance: Individually evaluated for impairment	$—	$72	$—	$—	$—	$—	$—	$72
Ending balance: collectively evaluated for impairment	$1,604	$1,857	$1,645	$1,374	$198	$346	$—	$7,024
Loans:
Ending balance	$58,390	$269,742	$334,661	$140,762	$21,321	$10,773	$—	$835,649
Ending balance individually evaluated for impairment	$105	$3,869	$3,632	$147	$15	$—	$—	$7,768
Ending balance collectively evaluated for impairment	$58,285	$265,873	$331,029	$140,615	$21,306	$10,773	$—	$827,881

Impaired loans by class as of and for the periods ended September 30, 2021 and December 31, 2020 were as follows:

	As of
	September 30, 2021
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$167	$118	$—	$166	$8
Commercial Real Estate:
Owner Occupied	249	215	—	234	—
Non-owner occupied	2,544	2,200	—	2,208	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	275	263	—	272	9
Consumer:
Installment	18	18	—	19	1
Residential
Equity lines	36	31	—	33	—
Single family	2,154	2,044	—	2,073	47
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$5,443	$4,889	$—	$5,005	$65
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	819	797	43	808	21
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$819	$797	$43	$808	$21
Total:
Commercial	$167	$118	$—	$166	$8
Commercial Real Estate	2,793	2,415	—	2,442	—
Construction and Farmland	275	263	—	272	9
Consumer	18	18	—	19	1
Residential	3,009	2,872	43	2,914	68
Other	—	—	—	—	—
Total	$6,262	$5,686	$43	$5,813	$86

(1)

Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $14 thousand at September 30, 2021.

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

Credit quality information by class at September 30, 2021 and December 31, 2020 was as follows:

	As of
	September 30, 2021
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$119,511	$9,434	$200	$5	$—	$—	$129,150
Commercial Real Estate:
Owner Occupied	122,302	55,693	6,202	215	—	—	184,412
Non-owner occupied	120,192	48,507	11,520	2,599	—	—	182,818
Construction and Farmland:
Residential	7,808	2,786	—	—	—	—	10,594
Commercial	18,148	35,224	10,708	315	—	—	64,395
Residential:
Equity Lines	31,778	1,341	—	31	—	—	33,150
Single family	205,824	10,966	3,061	1,649	117	—	221,617
Multifamily	20,902	6,373	—	—	—	—	27,275
All other loans	12,059	—	2,215	—	—	—	14,274
Total	$658,524	$170,324	$33,906	$4,814	$117	$—	$867,685

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$53,147	$4

	As of
	December 31, 2020
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Pass Monitored	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$137,566	$2,750	$439	$7	$—	$—	$140,762
Commercial Real Estate:
Owner Occupied	126,839	31,927	5,929	1,226	—	—	165,921
Non-owner occupied	101,026	42,338	22,555	2,821	—	—	168,740
Construction and Farm land:
Residential	8,131	2,513	—	—	—	—	10,644
Commercial	19,599	24,982	3,004	161	—	—	47,746
Residential:
Equity Lines	31,087	124	—	36	5	—	31,252
Single family	193,579	16,639	3,594	3,053	129	—	216,994
Multifamily	10,923	8,700	1,873	—	—	—	21,496
All other loans	8,438	—	2,335	—	—	—	10,773
Total	$637,188	$129,973	$39,729	$7,304	$134	$—	$814,328

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$21,316	$5

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

There were 17 TDR loans totaling $2.7 million at September 30, 2021. At December 31, 2020, there were 17 TDR loans totaling $3.3 million. Three TDR loans, totaling $791 thousand, were in nonaccrual status at September 30, 2021. Three TDR loans, totaling $796 thousand, were in nonaccrual status at December 31, 2020. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2021 or December 31, 2020.

During the year ended December 31, 2020, the Company approved 255 deferrals of interest and/or principal payments with respect to loan balances totaling $130.5 million at December 31, 2020 for its customers experiencing hardships related to COVID-19. During the first quarter of 2021, the Company approved two additional deferrals of interest and/or principal with respect to loan balances totaling $41 thousand. No additional deferrals have been made since the first quarter of 2021. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019. As such, they were not considered troubled debt restructurings based on the relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act (extended by the Consolidated Appropriations Act) and recent interagency regulatory guidance. As of September 30, 2021, all of the loans for which the Company had approved deferrals had begun making payments on their loans after the deferral date had passed.

The following tables set forth information on the Company’s troubled debt restructurings by class of loans occurring during the three and nine months ended September 30, 2021 and 2020. During the three months ended September 30, 2021, the Company classified no additional loans as troubled debt restructurings.

	Three Months Ended
	September 30, 2020
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$13	13
Residential
Single Family	3	931	935
Total	4	$944	948

	Nine Months Ended
	September 30, 2021
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	2	$15	$15
Residential:
Equity
Single family	1	98	98
Total	3	$113	$113

	Nine Months Ended
	September 30, 2020
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$13	$13
Residential:
Single family	3	931	935
Total	4	$944	$948

During the nine months ended September 30, 2021, the Company restructured three loans by granting a concession to borrowers experiencing financial difficulty. These loans were restructured by reducing the loan payments and extending the term.

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

There were no payment defaults during the three and nine months ended September 30, 2021 for TDRs that were restructured within the preceding twelve-month period.  There were also no payment defaults during the three and nine months ended September 30, 2020.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve-month period subsequent to the modification.

NOTE 7. Deposits

The composition of deposits at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Noninterest bearing demand deposits	$448,217	$407,576
Savings and interest bearing demand deposits:
NOW accounts	$152,651	$132,249
Money market accounts	241,556	207,837
Regular savings accounts	163,597	136,778
	$557,804	$476,864
Time deposits:
Balances of less than $250,000	$58,006	$59,621
Balances of $250,000 and more	66,638	69,037
	$124,644	$128,658
	$1,130,665	$1,013,098

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

The Company’s three long-term lease agreements are classified as operating leases.  These leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised.  The lease agreements do not provide for a residual value guarantee and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(dollars in thousands)
			September 30, 2021	December 31, 2020
Lease liabilities			$4,037	$4,113
Right-of-use assets			$3,895	$4,014
Weighted average remaining lease term			17 years	17 years
Weighted average discount rate			3.33%	3.34%

	Three Months Ended		Nine Months Ended
Lease Cost	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost	$106	$66	$257	$222
Short-term lease cost	7	4	15	12
Total lease cost	$113	$70	$272	$234

Cash paid for amounts included in the measurement of lease liabilities	$83	$46	$209	$184

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	September 30, 2021
Twelve months ending September 30, 2022	$336
Twelve months ending September 30, 2023	340
Twelve months ending September 30, 2024	343
Twelve months ending September 30, 2025	358
Twelve months ending September 30, 2026	284
Thereafter	3,839
Total undiscounted cash flows	$5,500
Discount	(1,463)
Lease liabilities	$4,037

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

		Fair Value Measurements at
		September 30, 2021
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$15,155	$—	$15,155	$—
Mortgage-backed securities	161,256	—	161,256	—
Obligations of states and political subdivisions	23,528	—	23,528	—
Subordinated debt	1,500	—	1,500	—
Total assets at fair value	$201,439	$—	$201,439	$—

		Fair Value Measurements at
		December 31, 2020
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$17,483	$—	$17,483	$—
Mortgage-backed securities	119,009	—	119,009	—
Obligations of states and political subdivisions	27,213	—	27,213	—
Subordinated debt	1,250	—	1,250	—
Total assets at fair value	$164,955	$—	$164,955	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such. The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three and nine months ended September 30, 2021 and the year ended December 31, 2020.

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

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

	Quantitative information about Level 3 Fair Value Measurements
	September 30, 2021
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020:

		Carrying value at
		September 30, 2021
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$751	$—	$—	$751
Nonfinancial Assets:
Other real estate owned	193	—	—	193
		Carrying value at
		December 31, 2020
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,355	$—	$—	$1,355
Nonfinancial Assets:
Other real estate owned	607	—	165	442

The carrying value and fair value of the Company’s financial instruments at September 30, 2021 and December 31, 2020 were as follows:

	Fair Value Measurements at
	September 30, 2021
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)	September 30, 2021
	(in thousands)
Financial Assets:
Cash and short-term investments	$68,408	$68,408	$—	$—	$68,408
Securities	201,439	—	201,439	—	201,439
Restricted Investments	1,049	—	1,049	—	1,049
Loans held for sale	1,148	—	1,148	—	1,148
Loans, net	914,628	—	—	905,831	905,831
Accrued interest receivable	2,597	—	2,597	—	2,597
Bank owned life insurance	23,076	—	23,076	—	23,076
Financial Liabilities:
Deposits	$1,130,665	$—	$1,131,151	$—	$1,131,151
Accrued interest payable	29	—	29	—	29

	Fair Value Measurements at
	December 31, 2020
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
	(in thousands)
Financial assets:
Cash and short-term investments	$79,920	$79,920	$—	$—	$79,920
Securities	164,955	—	164,955	—	164,955
Restricted Investments	1,267	—	1,267	—	1,267
Loans, net	829,238	—	—	819,691	819,691
Bank owned life insurance	12,709	—	12,709	—	12,709
Accrued interest receivable	3,441	—	3,441	—	3,441
Financial liabilities:
Deposits	$1,013,098	$—	$1,013,600	$—	$1,013,600
Accrued interest payable	72	—	72	—	72

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

Changes to accumulated other comprehensive income by component are shown in the following tables for the periods indicated:

	Three Months Ended
	September 30,
	2021			2020
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
July 1	$1,103	$19	$1,122	$3,893	$44	$3,937
Other comprehensive (loss) before reclassifications	(47)	—	(47)	(215)	—	(215)
Reclassifications	—	—	—	(158)	—	(158)
Tax effect of current period changes	10	—	10	78	—	78
Current period changes net of taxes	(37)	—	(37)	(295)	—	(295)
September 30	$1,066	$19	$1,085	$3,598	$44	$3,642

	Nine Months Ended
	September 30,
	2021			2020
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$3,260	$19	$3,279	$1,438	$44	$1,482
Other comprehensive (loss) income before reclassifications	(2,753)	—	(2,753)	3,421	—	3,421
Reclassifications	(24)	—	(24)	(687)	—	(687)
Tax effect of current period changes	583	—	583	(574)	—	(574)
Current period changes net of taxes	(2,194)	—	(2,194)	2,160	—	2,160
September 30	$1,066	$19	$1,085	$3,598	$44	$3,642

For the three and nine months ended September 30, 2021, zero and $24 thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was zero and $5 thousand, respectively, which is included in income tax expense in the Consolidated Statements of Income. For the three and nine months ended September 30, 2020, $158 thousand and $687 thousand, respectively, was reclassified out of accumulated other comprehensive income and appeared as gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $33 thousand and $144 thousand, respectively, which is included in income tax expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2021	2020	2020
	(in thousands)
Balance, beginning	$607	$183	$183
Transfer from loans	266	441	310
Gain on foreclosures	—	166	132
Sales	(588)	(183)	(183)
Valuation adjustments	(92)	—	—
Balance, ending	$193	$607	$442

The major classifications of other real estate owned in the consolidated balance sheets at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Construction and Farmland	$—	$—
Residential Real Estate	193	165
Commercial Real Estate	—	442
Subtotal	$193	$607
Less valuation allowance	—	—
Total	$193	$607

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at September 30, 2021.  There was one consumer mortgage loan totaling $68 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2020.

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

At September 30, 2021 and December 31, 2020, the balance of the investment for qualified affordable housing projects was $2.6 million and $2.8 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $23 thousand and $446 thousand at September 30, 2021 and December 31, 2020, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets.  The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the three months ended September 30, 2021 and September 30, 2020, the Company recognized amortization expense of $57 thousand. During the nine months ended September 30, 2021 and 2020, the Company recognized amortization expense of $172 thousand.  The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2021 are $363 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the nine months ended September 30, 2021 and 2020, were $272 thousand and $244 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet weekly to address the compliance requirements.  Historic loan data has been gathered and reviewed for completeness and accuracy.  In addition, the committee has selected a third-party that is assisting in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard in advance of the required implementation date.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loans and other financial instruments.

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At September 30, 2021, the Company had total assets of $1.25 billion, net loans of $914.6 million, total deposits of $1.13 billion, and shareholders’ equity of $109.8 million. The Company’s net income was $8.7 million for the nine months ended September 30, 2021.

COVID-19 and Related Response

The COVID-19 crisis has changed our communities, both in the way we live and the way we do business. While circumstances continue to change at a rapid pace, the Company is steadfastly working to meet and exceed the needs of its customers, employees and the communities in which it does business. The Company, while considered an essential business, has implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies are open, but with enhanced safety features for employees and customers. Our customers also continue to conduct their business via automated teller machines, online banking and our call center. Approximately 45% of our workforce is working either remotely or hybrid with the remaining essential workers showing up every day at our branches and operations centers. In efforts to assist local businesses during this pandemic, the Company approved 1,372 Small Business Association Paycheck Protection Program ("SBA PPP") loans, totaling $132.1 million during the first and second rounds of the SBA PPP. The outstanding balance of SBA PPP loans as of September 30, 2021 was $28.9 million. The Company has also worked with local small businesses, consumers and other commercial customers through its loan deferral program whereby customers experiencing hardships due to COVID-19 may be granted a deferral in loan payments for up to six months. During the year ended December 31, 2020, the Company approved 255 deferrals of interest and/or principal payments with respect to loan balances totaling $130.5 million at December 31, 2020 for its customers experiencing hardships related to COVID-19. During the first quarter of 2021, the Company approved two additional deferrals of interest and/or principal with respect to loan balances totaling $41 thousand. No additional deferrals have been made since the first quarter of 2021. As of September 30, 2021, all of the loans for which the Company had approved deferrals had begun making payments on their loans after the deferral period had passed.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when the occurrence of losses is probable and they can be estimated.  Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance is due to imprecision in the model and for losses that are not directly allocable to a specific loan type within the portfolio. As the loans, which are affected by these events, are identified or losses are experienced on the loans which are affected by these events, they will be reflected within the specific or general allowances. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2020 Form 10-K, provides additional information related to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2021 was $8.7 million, an increase of 0.83% or $72 thousand when compared to the same period in 2020.  Net income for the three months ended September 30, 2021 was $2.9 million, a decrease of 15.65% or $533 thousand when compared to the same period in 2020. Earnings per share, basic and diluted were $2.54 and $2.53 for the nine months ended September 30, 2021 and 2020, respectively. Earnings per share, basic and diluted were $0.83 and $0.99 for the three months ended September 30, 2021 and 2020, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2021 and 2020 was 0.98% and 1.18%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2021 and 2020 was 11.05% and 11.54%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $29.9 million and $26.2 million for the nine months ended September 30, 2021 and 2020, respectively, which represents an increase of $3.7 million or 14.0%. Net interest income was $10.4 million and $9.5 million for the three months ended September 30, 2021 and 2020, respectively, which represents an increase of $932 thousand or 9.8%. Despite the decline in the interest rate environment, net interest income increased primarily due to the increase in the average balance of the loan portfolio and the decrease in interest expense on deposits. Average interest earning assets increased $195.1 million when comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2021 while the average yield on earning assets decreased by 45 basis points over that same period. This decrease in yield can be mostly attributed to the current interest rate environment as we all the production of SBA PPP loans. Between March 31, 2020 and September 30, 2021, the Company originated $132.1 million in these loans at an interest rate of 1.00%. This decrease in yield was partially offset by fee income on these loans. Fees are recognized through the net interest margin over the life of the loans and as loans are forgiven or repaid.

Total interest income was $31.2 million and $28.9 million for the nine months ended September 30, 2021 and 2020, respectively, which represents an increase of $2.3 million or 7.9%. Total interest income was $10.8 million and $10.2 million for the three months ended September 30, 2021 and 2020, respectively, which represents an increase of $632 thousand or 6.2%. The increase in interest income was driven by an increase in the average balance of the loan portfolio partially offset by the overall decrease in the interest rate environment during the reported time periods. As stated in the paragraph above, SBA PPP loans originated at a lower yield than the existing portfolio have contributed to this decrease in yield. Total interest expense was $1.3 million and $2.7 million for the nine months ended September 30, 2021 and 2020, respectively, which represents a decrease of $1.4 million or 51.5%. Total interest expense was $383 thousand and $683 thousand for the three months ended September 30, 2021 and 2020, respectively, which represents a decrease of $300 thousand or 43.9%. The decrease in interest expense resulted from the reduction in interest rates paid on deposit accounts.

The net interest margin was 3.58% and 3.81% for the nine months ended September 30, 2021 and 2020, respectively. The net interest margin was 3.56% and 3.86% for the three months ended September 30, 2021 and 2020, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2021 and 2020.

Given the expectation of continued low interest rates and a flat yield curve, net interest income and net interest margin could experience continued pressure.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	September 30, 2021			September 30, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$164,203	$611	1.47%	$122,761	$688	2.23%
Tax-Exempt (1)	15,338	122	3.14%	21,374	180	3.35%
Total Securities	$179,541	$733	1.62%	$144,135	$868	2.40%
Loans:
Taxable	$893,781	$10,006	4.44%	$784,302	$9,226	4.68%
Non-accrual	3,834	—	—%	4,229	—	—%
Tax-Exempt (1)	5,191	54	4.13%	9,873	109	4.40%
Total Loans	$902,806	$10,060	4.42%	$798,404	$9,335	4.65%
Federal funds sold	232	—	0.12%	254	—	0.07%
Interest-bearing deposits in other banks	83,133	26	0.12%	42,740	8	0.07%
Total earning assets (2)	$1,161,878	$10,819	3.69%	$981,304	$10,211	4.14%
Allowance for loan losses	(8,195)			(6,520)
Total non-earning assets	86,862			71,375
Total assets	$1,240,545			$1,046,159

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$151,624	$79	0.21%	$112,267	$78	0.28%
Money market accounts	229,864	137	0.24%	189,033	191	0.40%
Savings accounts	161,192	24	0.06%	128,009	23	0.07%
Time deposits:
$250,000 and more	67,325	79	0.47%	76,072	249	1.30%
Less than $250,000	58,261	64	0.43%	60,096	142	0.94%
Total interest-bearing deposits	$668,266	$383	0.23%	$565,477	$683	0.48%
Total interest-bearing liabilities	$668,266	$383	0.23%	$565,477	$683	0.48%
Noninterest-bearing liabilities:
Demand deposits	452,122			364,473
Other Liabilities	11,392			13,664
Total liabilities	$1,131,780			$943,614
Shareholders' equity	108,765			102,545
Total liabilities and shareholders' equity	$1,240,545			$1,046,159
Net interest income		$10,436			$9,528

Net interest spread			3.46%			3.66%
Interest expense as a percent of
average earning assets			0.13%			0.28%
Net interest margin			3.56%			3.86%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)	Non-accrual loans are not included in this total since they are not considered earning assets.
(3)	Annualized.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	September 30, 2021			September 30, 2020
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$155,949	$1,631	1.40%	$130,745	$2,332	2.38%
Tax-Exempt (1)	16,481	406	3.29%	22,660	584	3.44%
Total Securities	$172,430	$2,037	1.58%	$153,405	$2,916	2.54%
Loans:
Taxable	865,568	28,999	4.48%	722,316	25,760	4.76%
Non-accrual	4,229	—	—%	3,184	—	—%
Tax-Exempt (1)	8,059	262	4.35%	10,094	334	4.42%
Total Loans	$877,856	$29,261	4.45%	$735,594	$26,094	4.74%
Federal funds sold	225	—	0.09%	401	1	0.28%
Interest-bearing deposits in other banks	75,741	53	0.09%	40,747	100	0.33%
Total earning assets (2)	$1,122,023	$31,351	3.74%	$926,963	$29,111	4.19%
Allowance for loan losses	(7,775)			(5,828)
Total non-earning assets	79,688			64,529
Total assets	$1,193,936			$985,664

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$137,921	$233	0.22%	$105,179	$278	0.35%
Money market accounts	211,590	440	0.27%	176,283	752	0.57%
Savings accounts	149,792	67	0.06%	118,757	102	0.11%
Time deposits:
$250,000 and more	68,090	345	0.68%	77,778	992	1.70%
Less than $250,000	59,016	219	0.50%	60,674	540	1.19%
Total interest-bearing deposits	$626,409	$1,304	0.27%	$538,671	$2,664	0.66%
Federal Home Loan Bank advances	—	—	—%	10,219	25	0.33%
Total interest-bearing liabilities	$626,409	$1,304	0.27%	$548,890	$2,689	0.65%
Noninterest-bearing liabilities:
Demand deposits	425,701			324,435
Other Liabilities	12,203			11,984
Total liabilities	$1,064,313			$885,309
Shareholders' equity	105,713			100,355
Total liabilities and shareholders' equity	$1,170,026			$985,664

Net interest income		$30,047			$26,422
Net interest spread			3.47%			3.54%
Interest expense as a percent of
average earning assets			0.16%			0.39%
Net interest margin			3.58%			3.81%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)	Non-accrual loans are not included in this total since they are not considered earning assets.
(3)	Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$10,049	$9,312	$29,206	$26,024
Interest Income - Securities and Other Interest-Earnings Assets	733	838	2,005	2,894
Interest Expense - Deposits	383	683	1,304	2,664
Interest Expense - Other Borrowings	—	—	—	25
Total Net Interest Income	$10,399	$9,467	$29,907	$26,229
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$11	$23	$55	$70
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	26	38	85	123
Total Tax Benefit on Tax-Exempt Interest Income	$37	$61	$140	$193
Tax-Equivalent Net Interest Income	$10,436	$9,528	$30,047	$26,422

(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets decreased from 4.19% to 3.74% for the nine months ended September 30, 2020 and 2021, respectively. For those same time periods, the tax-equivalent yield on securities decreased 96 basis points. The tax equivalent yield on loans decreased 29 basis points from 4.74% for the nine months ended September 30, 2020 to 4.45% for the same time period in 2021. The decrease in the tax-equivalent yield on earning assets for the nine months ended September 30, 2021 resulted mostly from the decrease in the tax-equivalent yield on loans. The decrease in the yield on loans as compared to the corresponding period in the prior year was primarily due to SBA PPP loans originating at a lower yield than the existing portfolio as well as rate decreases during early 2020. Additionally, as securities are maturing and being called or sold, they are being replaced with securities at lower rates.

The average rate on interest bearing liabilities decreased 38 basis points from 0.65% for the nine months ended September 30, 2020 to 0.27% for the same time period in 2021.  Federal Reserve Bank interest rate decreases during early 2020 drove a reduction in interest rates paid on deposit accounts, which resulted in a lower rate paid on interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for loan losses for the nine months ended September 30, 2021 and 2020 was $1.2 million and $755 thousand, respectively. The provision for loan losses for the three months ended September 30, 2021 and 2020 was $300 thousand and $100 thousand, respectively. The provision for the three and nine months ended September 30, 2021 resulted mostly from loan growth, which was concentrated mainly in the first and third quarters of 2021. The provision during the three and nine months ended September 30, 2020 resulted mostly from decline in the state of the economy, thereby increasing the qualitative factors within our allowance for loan losses, primarily associated with the COVID-19 pandemic.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2021 and 2020 was $8.0 million and $6.3 million, respectively. Total noninterest income for the three months ended September 30, 2021 and 2020 was $2.9 million and $2.2 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and nine months ended September 30, 2021 and 2020, which are included within the respective Consolidated Statements of Income headings.  Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Income from fiduciary activities	$503	$381	$122	32%	$1,243	$1,081	$162	15%
Service charges on deposit accounts	301	220	81	37%	759	674	85	13%
Other service charges and fees	1,374	1,251	123	10%	4,037	3,502	535	15%
Gain on sale of securities	—	158	(158)	NM	24	687	(663)	NM
Gain on sale of loans held for sale	486	—	486	NM	845	—	845	NM
Bank owned life insurance income	145	74	71	96%	368	217	151	70%
Other operating income	72	132	(60)	(45)%	682	167	515	308%
Total noninterest income	$2,881	$2,216	$665	30%	$7,958	$6,328	$1,630	26%

NM - Not Meaningful

Income from fiduciary activities increased from 2020 to 2021. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. With the addition of several new employees, total assets under management have seen an increase during the three and nine months ended September 30, 2021.

Services charges on deposit accounts increased during the three and nine months ended September 30, 2021 when compared to the same periods in 2020. This increase is mainly due to increases in overdraft charges. Overdraft charges can fluctuate based on changes in customer activity.

The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased during the three and nine months ended September 30, 2021 when compared to the same periods in 2020. This increase can be attributed to an increase in ATM fees, which fluctuates due to ATM usage.

During the second and third quarters of 2021, the Company has sold $11.3 million in mortgage loans on the secondary market and $41.1 million of loans from the commercial and consumer loan portfolios. These loan sales resulted in gains of $486 thousand and $845 thousand during the three and nine months ended September 30, 2021, respectively.

BOLI income was $368 thousand and $217 thousand for the nine months ended September 30, 2021 and 2020, respectively. During the first quarter of 2020, the Company purchased $12 million of BOLI. The Company made an additional investment of $10 million in June of 2021.

Other operating income increased during the nine months ended September 30, 2021 when compared to the same periods in 2020.  This increase can be attributed to adjustments to the investment in Banker’s Insurance as well as cash distributions received from investments in Small Business Investment Companies (SBICs).

Noninterest Expenses

Total noninterest expenses increased $4.8 million or 22.5% for the nine months ended September 30, 2021 compared to the same period in 2020. Total noninterest expenses increased $2.1 million and 27.6% for the three months ended September 30, 2021 compared to the same period in 2020. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2021 and 2020, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Salaries and employee benefits	$5,947	$4,739	$1,208	25%	$15,973	$13,200	$2,773	21%
Occupancy expenses	450	414	36	9%	1,319	1,212	107	9%
Equipment expenses	246	282	(36)	(13)%	708	766	(58)	(8)%
Advertising and marketing expenses	168	152	16	11%	474	509	(35)	(7)%
Stationary and supplies	27	28	(1)	(4)%	125	94	31	33%
ATM network fees	285	252	33	13%	847	737	110	15%
Other real estate owned expense	32	(3)	35	NM	37	(4)	41	NM
Loss (gain) on other real estate owned	26	—	26	NM	128	(132)	260	NM
FDIC assessment	169	75	94	125%	409	116	293	253%
Computer software expense	282	200	82	41%	752	481	271	56%
Bank franchise tax	199	178	21	12%	583	528	55	10%
Professional fees	289	188	101	54%	1,118	859	259	30%
Data processing fees	418	301	117	39%	1,193	1,164	29	2%
Other operating expenses	985	659	326	49%	2,500	1,824	676	37%
Total noninterest expenses	$9,523	$7,465	$2,058	28%	$26,166	$21,354	$4,812	23%

NM - Not Meaningful

The Company’s growth has had an impact on noninterest expenses. Total assets have grown by $122.6 million or 10.9% from December 31, 2020 to September 30, 2021. This growth has required investments to be made in the Company’s infrastructure, causing increases in salaries and employee benefits, occupancy expenses, stationary and supplies, computer software expense and professional fees. In addition, increases in asset size and capital levels have impacted both the FDIC assessment and bank franchise tax amounts.

In addition to the Company’s growth, the COVID-19 pandemic has had and continues to have an impact on noninterest expenses. Decreases in year-to-date expenses compared to the prior year were noted in advertising and marketing expenses. The decrease was due to adjustments in the timing of marketing promotions. Increases in computer software expenses in comparison to the prior year were largely due to software purchases to allow for remote work during the COVID-19 pandemic.

Salaries and employee benefits increased during the three and nine months ended September 30, 2021 over 2020. Annual pay increases, newly hired employees, increasing insurance costs and enhanced employee incentive plans have attributed to these increases. The number of full-time equivalent employees (FTEs) has increased from 191 at September 30, 2020 to 215 at September 30, 2021.

Occupancy expenses increased year over year due mostly to an increase in office locations (loan-productions offices) as well as $27 thousand of snow removal costs incurred during the nine months ended September 30, 2021 that were not incurred during the same period in 2020.

ATM network fees increased during the three and nine months ended September 30, 2021 over 2020 due to increased ATM usage. During the height of the COVID-19 pandemic in 2020, customer activity and usage decreased. During 2021, increases in customer activity have been observed.

Professional fees increased during the three and nine months ended September 30, 2021 over 2020 due mainly to the increase in recruiting fees paid during the 2021 periods.

Other operating expenses increased during the three and nine months ended September 30, 2021 over 2020. This increase is due primarily to increased loan related expenses due to a higher volume in the three and nine months ended September 30, 2021 over 2020.

The efficiency ratio of the Company was 68.56% and 67.01% for the nine months ended September 30, 2021 and 2020, respectively. The efficiency ratio of the Company was 71.31% and 64.43% for the three months ended September 30, 2021 and 2020, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$9,523	$7,465	$26,166	$21,354
Less: Loss (gain) on other real estate owned	26	—	128	(132)
Adjusted noninterest expenses	$9,497	$7,465	$26,038	$21,486
Net interest income	10,399	9,467	29,907	26,229
Noninterest income	2,881	2,216	7,958	6,328
Less: Gain on sales of securities	—	158	24	687
Less: (Loss) on sale of repossessed assets	—	(1)	—	(3)
Adjusted noninterest income	$2,881	$2,059	$7,934	$5,644
Tax equivalent adjustment (1)	37	61	140	193
Total net interest income and noninterest income, adjusted	$13,317	$11,587	$37,981	$32,066
Efficiency ratio	71.31%	64.43%	68.56%	67.01%

(1)	Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $1.8 million during the nine months ended September 30, 2021 and 2020. Income tax expense was $584 thousand and $712 thousand during the three months ended September 30, 2021 and 2020, respectively. The effective tax rate was 16.91% and 17.06% for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate was 16.89% and 17.29% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by BOLI as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $201.4 million at September 30, 2021, compared to $165.0 million at December 31, 2020. This represents an increase of $36.4 million or 22.1%. The Company purchased $97.8 million of securities during the nine months ended September 30, 2021. The Company had total maturities, calls, and principal repayments of $41.7 million and $15.9 million of sales during the nine months ended September 30, 2021. The Company did not have any securities from a single issuer, other than U.S. government agencies, whose amount exceeded 10% of shareholders’ equity at September 30, 2021. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2021 and December 31, 2020. The Company had a net unrealized gain on available for sale securities of $1.4 million at September 30, 2021 as compared to a net unrealized gain of $4.1 million at December 31, 2020. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $923.1 million and $836.3 million at September 30, 2021 and December 31, 2020, respectively. This represents an increase of $86.8 million or 10.4% during the nine months ended September 30, 2021. The ratio of gross loans to deposits decreased very slightly during the nine months ended September 30, 2021 from 81.85% at December 31, 2020 to 81.64% at September 30, 2021. Loan growth excluding changes in SBA PPP loans during the nine months ended September 30, 2021 was $139.1 million or 18.4%. SBA PPP loans were originated during 2020 and 2021 and as of September 30, 2021 $28.9 million remained outstanding, down $52.4 million or 64.5% from December 31, 2020 due to forgiveness of the PPP loan balances.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2021 and December 31, 2020.

Residential real estate loans were $282.0 million or 30.55% and $269.7 million or 32.25% of total loans at September 30, 2021 and December 31, 2020, respectively. Commercial real estate loans were $367.2 million or 39.78% and $334.7 million or 40.02% of total loans at September 30, 2021 and December 31, 2020, respectively. Construction, land development, and farmland loans were $75.0 million or 8.12% and $58.4 million or 6.98% of total loans at September 30, 2021 and December 31, 2020, respectively. Consumer installment loans were $53.2 million or 5.76% and $21.3 million or 2.55% of total loans at September 30, 2021 and December 31, 2020, respectively, representing an increase of $31.9 million or 149.3% during the nine months ended September 30, 2021. Commercial and industrial loans were $129.2 million or 13.99% and $140.8 million or 16.83% of total loans at September 30, 2021 and December 31, 2020, respectively, representing a decrease of $11.6 million or 8.3% during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, loan growth was mainly concentrated in growth of our marine lending portfolio which falls into both the consumer installment loan and commercial and industrial loan portfolios. Despite this strong marine lending growth, commercial and industrial loans experienced a decrease during the nine months ended September 30, 2021 due largely to the forgiveness of SBA PPP loans of approximately $52.4 million. The commercial real estate portfolio also experienced solid growth.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020. Charged-off loans were $69 thousand and $164 thousand for the nine months ended September 30, 2021 and 2020, respectively. Recoveries were $238 thousand and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. This resulted in net recoveries of $169 thousand and $933 thousand for the nine months ended September 30, 2021 and 2020, respectively. The Company collected a $459 thousand recovery during the first quarter of 2020 related to an $850 thousand commercial and industrial loan charge-off in 2019. The allowance for loan losses as a percentage of loans was 0.91% at September 30, 2021 and 0.85% at December 31, 2020. Excluding outstanding PPP loans, the allowance for loan losses as a percentage of total loans was 0.95% and 0.94% as of September 30, 2021 and December 31, 2020, respectively. The allowance for loan losses was 239.18% of nonperforming loans at September 30, 2021 and 146.85% of nonperforming loans at December 31, 2020. Refer to the Nonperforming Assets and Other Assets section on the following page for further discussion on nonperforming loans.

All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans increased from 0.85% at December 31, 2020 to 0.91% at September 30, 2021. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The long-term effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing. Nonperforming assets decreased by $1.6 million during the nine months ended September 30, 2021. Nonaccrual loans were $3.5 million and $4.8 million at September 30, 2021 and December 31, 2020. OREO was $193 thousand and $607 thousand at September 30, 2021 and December 31, 2020, respectively.  The Company held one property in OREO at September 30, 2021. The Company held three properties in OREO with an average balance of $202 thousand at December 31, 2020. The percentage of nonperforming assets to loans and OREO was 0.40% at September 30, 2021 and 0.64% at December 31, 2020, respectively. There were no loans past due 90 days or more and still accruing interest at September 30, 2021 and December 31, 2020, respectively.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, decreased to $1.5 million at September 30, 2021 compared to $1.9 million at December 31, 2020.

During the nine months ended September 30, 2021, the Bank placed five loans with an outstanding balance of $589 thousand on nonaccrual status. During the same period, ten loans with an outstanding balance of $775 thousand were paid off. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2021, the Company had $2.7 million in restructured loans with specific allowances totaling $43 thousand. At December 31, 2020, the Company had $3.3 million in restructured loans with specific allowances totaling $72 thousand. At September 30, 2021 and December 31, 2020, total restructured loans performing under the restructured terms and accruing interest were $1.9 million and $2.6 million, respectively. Three loans, totaling $791 thousand, were in nonaccrual status at September 30, 2021. Three loans, totaling $796 thousand, were in nonaccrual status at December 31, 2020. As noted in Note 6 to the consolidated financial statements the Bank modified a significant number of loans during 2020 to allow for short-term payment deferrals. These loans were not considered TDRs based on the provisions of the CARES Act and interagency guidance issued.

Deposits

Total deposits were $1.13 billion and $1.01 billion at September 30, 2021 and December 31, 2020, respectively. This represents an increase of $117.6 million or 11.6% during the nine months ended September 30, 2021. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2021 and December 31, 2020. The growth in deposits was mainly organic growth as we expand and grow into newer market areas.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $40.6 million or 10.0% from $407.6 million at December 31, 2020 to $448.2 million at September 30, 2021. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $80.9 million or 17.0% from $476.9 million at December 31, 2020 to $557.8 million at September 30, 2021. Savings and interest-bearing demand deposits included $40.7 million and $34.6 million in reciprocal ICS deposits at September 30, 2021 and December 31, 2020, respectively. Time deposits decreased $4.1 million or 3.1% from $128.7 million at December 31, 2020 to $124.6 million at September 30, 2021.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2021 was $109.8 million, reflecting a percentage of total assets of 8.76%, as compared to $105.1 million and 9.08% at December 31, 2020. During the nine months ended September 30, 2021 and 2020, the Company declared dividends of $0.82 and $0.78 per share, respectively.  The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At September 30, 2021, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity less net unrealized gains and losses on available for sale securities and changes in the benefit obligations and plan assets for the post retirement benefit plan. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for loan losses.

For capital adequacy purposes financial institutions must maintain a Tier 1 common equity risk-based capital ratio of 4.50%, a Tier 1 risk-based capital ratio of at least 6.00%, a Total risk-based capital ratio of at least 8.00% and a minimum Tier 1 leverage ratio of 4.00%. The rules require the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets. The Bank's institution specific capital conservation buffer at September 30, 2021 and December 31, 2020 was 3.84% and 5.29%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Bank's Tier 1 common risk-based capital ratio was 10.96% at September 30, 2021 as compared to 12.39% at December 31, 2020.  The Bank’s Tier 1 risk-based capital ratio was 10.96% at September 30, 2021 as compared to 12.39% at December 31, 2020. The Bank’s total risk-based capital ratio was 11.84% at September 30, 2021 as compared to 13.29% at December 31, 2020. The Bank’s Tier 1 capital to average total assets ratio was 8.51% at September 30, 2021 as compared to 9.06% at December 31, 2020.  Through October 31, 2021, the Bank's capital ratios continued to exceed the regulatory minimums for well-capitalized institutions.  We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may fluctuate in future periods due to the effects of the pandemic and limit our ability to pay dividends.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio or “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio was reduced to 8 percent beginning in the second quarter and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was first available for banks to use beginning in their March 31, 2020, Call Report.  The Bank did not opt into the CBLR framework as of September 30, 2021.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2021, liquid assets totaled $375.3 million as compared to $320.4 million at December 31, 2020. These amounts represent 32.84% and 31.26% of total liabilities at September 30, 2021 and December 31, 2020, respectively.  The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. Our liquidity, while significant, may fluctuate in future periods due to the effects of the pandemic, funding of SBA PPP loans and deferral of loan payments.

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).  The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table details the Company's purchases of its common stock during the third quarter of 2021 pursuant to the Stock Repurchase Program.  The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 16, 2021.  The Program has an expiration date of June 30, 2022.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				117,851
July 1 - July 31, 2021	—	$—	—	117,851
August 1 - August 31, 2021	—	—	—	117,851
September 1 - September 30, 2021	1,175	33.99	1,175	116,676
	1,175	$33.99	1,175	116,676

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of November, 2021.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer