Form 10-K
period 2021-12-31
EAGLE FINANCIAL SERVICES INC
filed 2022-03-30
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2021 was $101,929,087.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 18, 2022 was 3,478,772.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1.     Business

General

Eagle Financial Services, Inc. (the “Company”) is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke County (the “Bank”). The Bank is chartered under Virginia law.

The Bank has twelve full-service branches, two loan production offices, one wealth management office and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has Virginia offices located in Clarke County, Frederick County, Fauquier County, Loudoun County and Fairfax County, as well as the Towns of Leesburg and Purcellville and the City of Winchester. The Bank has a Maryland office located in Frederick. This market area is located in the Shenandoah Valley, Northern Virginia and Frederick, Maryland.

The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial loans.  The Bank has thirteen ATM locations in its trade area and issues Debit cards to deposit customers. These cards can be used to withdraw cash at most ATM’s through the Bank’s membership in both regional and national networks. These cards can also be used to make purchases at retailers who accept transactions through the same regional and national networks. The Bank offers telephone banking, internet banking, and mobile banking to its customers. Internet banking also offers online bill payment to consumer and commercial customers. The Bank offers other commercial deposit account services such as ACH origination and remote deposit capture.

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

Employees

The Company, including the Bank, had 78 officers, 136 other full-time and 16 part-time employees (or 221 full-time equivalent employees) at December 31, 2021. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

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

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, financial technology firms, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2021 as reported to the FDIC, the Company has 8.52% of the total deposits in its market area. The Company’s deposit market area includes Clarke County, Frederick County, Loudoun County and the City of Winchester.

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

The following sections summarize some of the significant federal and state laws applicable to the Company and its subsidiary. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

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

The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. During the year ended December 31, 2021, the Bank paid $1.5 million in dividends to the Company.  The Company paid cash dividends of $3.3 million and total dividends of $3.8 million, including cash dividends that were reinvested in Company stock.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the FDIC.  In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") permanently raised the standard maximum deposit insurance amount to $250,000.  The FDIC has implemented a risk-based assessment system in which assessment rates for insured institutions with under $10 billion in assets are calculated based on supervisory evaluations and certain other financial measures. The assessment base is an institution’s average consolidated total assets less average tangible equity, and the initial base assessment rates are currently between 3 and 30 basis points depending on the institution's composite rating, and subject to potential adjustment based on certain long-term unsecured debt. Once the FDIC’s reserve ratio reaches 2.0% or greater, initial base assessment rates will range from 2 to 28 basis points and, once the reserve ratio reaches 2.5% or greater, the initial base assessment rate will range from 1 to 25 basis points.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the proposed framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing-in through January 1, 2027. Under the current capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company. The impact of Basel IV on the Company and the Bank will depend on the manner in which it is implemented by the federal bank regulatory agencies.

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), the federal banking regulators jointly issued a final rule in 2019 that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.”  A qualifying bank that has chosen the proposed framework is not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. The Bank opted into the CBLR framework as of December 31, 2021. The community bank leverage ratio rules were temporarily modified in response to COVID-19.  See “CARES Act” below.

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

In November 2021, the federal banking agencies approved a final rule that, among other things, would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.” The rule also requires bank service providers to notify their banking organization customers as soon as possible after becoming aware of similar incidents.

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

CARES Act. In response to the COVID-19 pandemic, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020. Among other things, the CARES Act included the following provisions impacting financial institutions:

•

Community Bank Leverage Ratio. The CARES Act directed federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020. In October 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive. The interim final rules provide that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. The leverage ratio requirement increases to 8.5% effective January 1, 2021 and 9% effective January 1, 2022. The final rules also establish a two-quarter grace period for qualifying community banking organizations who fail to meet the qualifying criteria, including the leverage ratio, so long as the banking organization maintains a leverage ratio of 7% or greater effective the second quarter of 2020, 7.5% effective January 1, 2021, and 8% effective January 1, 2022.

•

Temporary Troubled Debt Restructurings (“TDR”) Relief. The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. Federal banking regulators are required to defer to the determination of the banks making such suspension.  The Consolidated Appropriations Act, 2021, signed into law on December 27, 2020, extended this temporary relief until January 1, 2022.

•

Small Business Administration (“SBA”) Paycheck Protection Program. The CARES Act created the SBA’s Paycheck Protection Program. Under the Paycheck Protection Program, funds were authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans were provided through participating financial institutions, including the Bank, that processed loan applications and serviced the loans.

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

At December 31, 2021, loans secured by real estate totaled $754.8 million and represented 76.57% of the Company’s loan portfolio, net of net deferred loan costs and premiums. If we experience adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

Global health and economic concerns relating to the COVID-19 outbreak and government actions taken to reduce the spread of the virus have had a material adverse impact on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty. The pandemic has resulted in federal, state and local authorities, including those who govern the markets in which we operate, implementing numerous measures to try to contain the virus. These measures, including shelter in place orders and business limitations and shutdowns, contributed to rising unemployment and negatively impacted consumer and business spending during 2020. The COVID-19 outbreak has adversely impacted and is likely to continue to adversely impact our workforce and operations and the operations of our customers and business partners. While the spread of COVID-19 decreased substantially throughout the spring and summer of 2021 and restrictive measures taken by governments, businesses and individuals were lifted or eased, the spread of new, more transmissible variants has resulted in continued economic disruption and uncertainty, interest rate and monetary policy impacts, and trade and supply chain disruption.  New developments as a consequence of the pandemic could cause adverse effects on the Company due to a number of operational factors impacting it or its customers or business partners, including but not limited to:

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

The Company will be required to transition from the use of the London Inter Offered Rate (“LIBOR”) index in the future.

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

Regulators, industry groups, and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., SOFR, as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.  At this time, it is not possible predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of any such alternatives may be on the value of LIBOR-based variable-rate loans, as well as LIBOR-based securities, subordinated notes, trust preferred securities, or other securities or financial arrangements. The transition to alternative reference rate for new contracts, or the implementation of a substitute index or indices for the calculation of interest rates under the Company’s existing loan agreements with borrowers or other financial arrangements, could change the Company’s market risk profile, interest margin, interest spread and pricing models, may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept a substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Company’s results of operations.

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

Severe weather, natural disasters, acts of war or terrorism, geopolitical instability, public health issues, and other external events could significantly impact the Company's business.

Severe weather, natural disasters, acts of war or terrorism, geopolitical instability, public health issues, and other adverse external events could have a significant impact on the Company's ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, cause economic or market uncertainty, negatively impact consumer confidence, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses. The Company is also at risk of the impact of natural disasters, terrorism, and international hostilities on its systems and from the effects of cyberattacks, outages or other failures involving power or communications systems operated by others, which may give rise to disruption of service to customers and to financial loss or liability. The occurrence of any such events in the future and the economic impact from such events could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

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

As a financial institution, we are heavily regulated at the state and federal levels. These laws and regulations are generally intended to benefit consumers, borrowers and depositors, but not investors. Our success depends on our ability to maintain compliance with existing and new laws and regulations. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. The Dodd-Frank Act includes significant changes in the financial regulatory landscape and has increased our operations and compliance costs in the short-term. Future legislation, regulation and government policy, which are beyond our control, may change rapidly and unpredictably and could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. With the Biden administration, a Democratic controlled Congress, and changes in leadership at federal agencies such as the CFPB, we expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. As a result of the provisions in the Dodd-Frank Act and other current or future laws and regulations applicable to the Bank, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

The Bank is subject to stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the “FASB”), the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Bank, or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June 2016. The standard will be effective for the Company beginning January 1, 2023. To implement the new standard, the Company has and will incur costs related to data collection and documentation, technology and training.  Although the Company is currently unable to reasonably estimate the impact of the new standard on its financial statements, adoption of the new standard could necessitate, among other things, higher loan loss reserve levels, and the Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses and opening retained earnings as of the beginning of the quarter in which the standard is effective.  If the Company is required to materially increase the level of the allowance for loan losses or incurs additional expenses to determine the appropriate level of the allowance for loan losses, such changes could adversely affect the Company’s capital levels, financial condition and results of operations.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance (ESG) practices may impose additional costs on the Company or expose it to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to climate risk, hiring practices, the diversity of the work force, and racial and social justice issues. Increased ESG related compliance costs could result in increases to the Company’s overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and the Company’s stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The federal banking agencies have emphasized that climate-related risks are faced by banking organizations of all types and sizes and are in the process of enhancing supervisory expectations regarding banks’ risk management practices. In December 2021, the OCC published proposed principles for climate risk management by banking organizations with more than $100 billion in assets. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management.  Similar and even more expansive initiatives are expected, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Company, the Company would likely experience increased compliance costs and other compliance-related risks.

The lack of empirical data surrounding the credit and other financial risks posed by climate change render it impossible to predict how specifically climate change may impact the Company’s financial condition and results of operations; however, the physical effects of climate change may also directly impact the Company. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of real property securing the loans in the Bank’s loan portfolio. Additionally, if insurance obtained by borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to borrowers, the collateral securing loans may be negatively impacted by climate change, which could impact the Company’s financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on customers and impact the communities in which the Company operates. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on the Company’s financial condition and results of operations.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke County, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2021, Bank of Clarke County operated twelve full-service branches, one loan production office, one wealth management office and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Warrenton, Leesburg, Ashburn and Fairfax.  The Bank also operated one loan production office in the Maryland community of Frederick. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” and Note 13 "Leases" in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

As of March 18, 2022, the Company had approximately 911 shareholders of record.

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

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2021

On June 16, 2021, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2022. During 2021, the Company purchased 4,749 shares of its Common Stock under its stock repurchase program at an average price of $31.26.

The following table details the Company's purchases of its common stock during the fourth quarter pursuant to the Stock Repurchase program discussed above.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
October 1 - October 31, 2021	—	$—	—	148,825
November 1 - November 30, 2021	—	—	—	148,825
December 1 - December 31, 2021	—	—	—	148,825
	—	$—	—	148,825

Item 6.     Reserved

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2021, the Company had total assets of $1.30 billion, net loans of $976.9 million, total deposits of $1.18 billion and shareholders’ equity of $110.3 million. The Company’s net income was $11.0 million for the year ended December 31, 2021.

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$42,676	$38,908	$35,454	$31,923	$28,351
Interest expense	1,677	3,281	4,239	2,515	1,154
Net interest income	$40,999	$35,627	$31,215	$29,408	$27,197
Provision for (recovery of) loan losses	1,483	1,457	629	777	(625)
Net interest income after provision for (recovery of) loan losses	$39,516	$34,170	$30,586	$28,631	$27,822
Noninterest income	11,320	8,579	7,759	3,879	6,780
Net revenue	$50,836	$42,749	$38,345	$35,510	$34,602
Noninterest expenses	38,049	29,441	26,776	25,195	23,190
Income before income taxes	$12,787	$13,308	$11,569	$10,315	$11,412
Applicable income taxes	1,766	2,136	1,810	1,314	3,626
Net Income	$11,021	$11,172	$9,759	$9,001	$7,786

Performance Ratios:
Return on average assets	0.90%	1.11%	1.18%	1.16%	1.08%
Return on average equity	10.28%	11.03%	10.60%	10.67%	9.50%
Shareholders’ equity to assets	8.46%	9.30%	10.98%	10.96%	10.95%
Dividend payout ratio	34.38%	31.80%	35.21%	36.15%	39.29%
Non-performing loans to total loans	0.28%	0.57%	0.34%	0.35%	1.11%
Non-performing assets to total assets	0.21%	0.47%	0.27%	0.28%	0.84%

Per Share Data:
Net income, basic	$3.20	$3.27	$2.84	$2.60	$2.24
Net income, diluted	3.20	3.27	2.84	2.60	2.24
Cash dividends declared	1.10	1.04	1.00	0.94	0.88
Book value	31.93	30.86	28.08	25.42	24.30
Market price	34.65	29.50	31.05	30.99	32.00
Average shares outstanding, basic	3,440,080	3,417,543	3,438,410	3,467,667	3,468,275
Average shares outstanding, diluted	3,440,080	3,417,543	3,438,410	3,467,667	3,468,275

Balance Sheet Data:
Total securities	$193,370	$166,222	$166,200	$145,468	$133,673
Total loans	985,720	836,334	644,760	606,827	568,817
Total assets	1,303,038	1,130,152	877,320	799,617	765,751
Total deposits	1,177,235	1,013,087	771,544	703,104	663,414
Shareholders’ equity	110,280	105,074	96,326	87,599	83,817

COVID-19 AND RELATED RESPONSE

The COVID-19 crisis has changed our communities, both in the way we live and the way we do business. While circumstances continue to change, the Company is continuing to work steadfastly to meet and exceed the needs of its customers, employees, and the communities in which it does business. Customers’ banking needs have continued to be fulfilled through multiple banking channels including mobile, digital, and adjusted-schedule physical. In efforts to assist local businesses during this pandemic, the Company originated 1,372 Paycheck Protection Program (“PPP”) loans (through two rounds of lending), totaling $132.1 million, into the hands of our community’s small businesses. As of December 31, 2021, $15.9 million in PPP loans were still outstanding. In addition to local small businesses, the Company worked with its consumer and commercial customers through its loan deferral program whereby customers experiencing hardships due to COVID-19 were granted a deferral in loan payments for up to 90 days. During 2020 and through the quarter ended March 31, 2021, the Company approved 256 deferrals with loan balances totaling approximately $127.5 million for its customers experiencing hardships related to COVID-19. As of December 31, 2021, all of these loans had begun making payments on their loans after the deferral date had passed.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, joint approval of Co-Approval officers (Executive, Regional Credit Officer, Small Business Credit Officer), and a director loan committee. Lending limits for individuals are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Executive) is assigned to the Bank’s President/ Chief Executive Officer, Chief Banking Officer and Chief Credit Officer (approval authority only). Two Executive officers may combine their authority to approve loan requests to borrowers with credit exposure up to $10.0 million on a secured basis and $6.0 million unsecured. Three Executive officers may combine to approve loan requests to borrowers with credit exposure up to $15.0 million on a secured basis and $9.0 million unsecured. Officers in Categories A through F have lesser authorities and with approval of an Executive officer may extend loans to borrowers with exposure of $5.0 million on a secured basis and $3.0 million unsecured.  Officers in Categories A through F can also utilize the co-approval of the Regional and Small Business Credit Officers to extend loans with exposures up to $2.5 million and $1.5 million respectively on a secured basis, and up to $1 million and $750 thousand respectively on an unsecured basis.  Loans exceeding $15.0 million and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management. The following sections discuss the major loan categories within the total loan portfolio:

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

Construction and Land Development Lending

The Bank makes local construction loans and land acquisition and development loans. The construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The average life of most construction loans is less than one year and the Bank offers both fixed and variable rate interest structures. The interest rate structure offered to customers depends on the total amount of these loans outstanding and the impact of the interest rate structure on the Bank’s overall interest rate risk. There are two characteristics of construction lending which impact its overall risk as compared to residential mortgage lending. First, there is more concentration risk due to the extension of a large loan balance through several lines of credit to a single developer or contractor. Second, there is more collateral risk due to the fact that loan funds are provided to the borrower based upon the estimated value of the collateral after completion. This could cause an inaccurate estimate of the amount needed to complete construction or an excessive loan-to-value ratio. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of the estimated appraised value of the finished property. The Bank also obtains a first lien on the property as security for its construction loans and typically requires personal guarantees from the borrower’s principal owners. Finally, the Bank performs inspections of the construction projects to ensure that the percentage of construction completed correlates with the amount of draws on the construction line of credit.

Commercial and Industrial Lending

Commercial business loans generally have more risk than residential mortgage loans but have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers. Residential mortgage loans generally are made on the basis of the borrower’s ability to make repayment from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate. Refer to the Marine Lending section below for discussion of additional commercial and industrial lending.

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

Refer to the Marine Lending section below for discussion of additional consumer lending.

Marine Lending

The Bank’s marine lending unit, which includes originated retail loans, which are classified as commercial and industrial loans or consumer loans depending on borrower, and dealer floorplan loans, which are classified as commercial and industrial loans. The Company’s relationships are limited to well established dealers of global premium brand manufacturers. The Company’s top three manufacturer customers have been in business between 30 and 100 years. The Company primarily has secured agreements with premium manufacturers to support dealer floor plan loans which reduces the Company’s credit exposure to the dealer, despite its underwriting of each respective dealer. The Company has developed incentive retail pricing programs with the dealers to drive retail dealer flow. In addition to the repurchase agreements associated with floor plan lending, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow.

CRITICAL ACCOUNTING POLICIES

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within these statements is, to a significant extent, based on measurements of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact the transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when the occurrence of losses is probable and losses can be estimated.  Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history and qualitative factor analyses of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance accounts for a measure of imprecision in the estimate. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2021 Form 10-K, provides additional information related to the allowance for loan losses.

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
•

the ability to successfully manage growth or implement growth strategies if the Bank is unable to identify attractive markets, locations or opportunities to expand in the future, expand into new markets, or successfully implement new product lines;

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
•

geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;

•	the Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime
•	changes in accounting policies and banking and other laws and regulations; and
•	other factors described in Item 1A., “Risk Factors,” above.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for 2021 was $11.0 million, a decrease of $151 thousand or 1.35% from 2020’s net income of $11.2 million. Basic and diluted earnings per share were $3.20 and $3.27 for 2021 and 2020, respectively.

Return on average assets (“ROA”) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 0.90% and 1.11% for 2021 and 2020, respectively.

Return on average equity (“ROE”) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 10.28% and 11.03% for 2021 and 2020, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $41.0 million for 2021 and $35.6 million for 2020, which represents an increase of $5.4 million or 15.08%. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $42.7 million for 2021 and for $38.9 million 2020, which represents an increase of $3.8 million or 9.68% for 2021. Total interest expense was $1.7 million for 2021 and $3.3 million for 2020, which represents a decrease of $1.6 million or 48.89% in 2021. The increase in total interest income and net interest income during 2021 was driven by the growth in interest-earning assets and the continued lower level of rates paid on deposit accounts driven by the market. Refer to the table titled “Volume and Rate Analysis” for further detail.

The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2021 and 2020.

The net interest margin was 3.60% for 2021 and 3.76% for 2020. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was the federal statutory rate of 21%. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2021 and 2020.

Net interest income and net interest margin may experience some additional decline as interest bearing assets continue to be repriced or replaced more rapidly than interest earning liabilities.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	Years Ended
	December 31, 2021			December 31, 2020
	Average	Interest Income/	Average	Average	Interest Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Securities:
Taxable	$162,717	$2,317	1.42%	$130,566	$2,934	2.25%
Tax-Exempt (1)	15,936	530	3.33%	21,764	744	3.42%
Total Securities	$178,653	$2,847	1.59%	$152,330	$3,678	2.41%
Loans: (2)
Taxable	889,035	39,643	4.46%	744,622	34,925	4.69%
Non-accrual	4,024	—	—%	3,618	—	—%
Tax-Exempt (1)	6,734	289	4.29%	9,992	441	4.42%
Total Loans	$899,793	$39,932	4.44%	$758,232	$35,366	4.69%
Federal funds sold	223	—	0.10%	359	1	0.24%
Interest-bearing deposits in other banks	68,868	69	0.10%	47,261	112	0.24%
Total earning assets	$1,143,513	$42,848	3.75%	$954,564	$39,157	4.10%
Allowance for loan losses	(7,980)			(6,041)
Total non-earning assets	83,146			66,007
Total assets	$1,218,679			$1,014,530

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$145,652	$312	0.21%	$108,965	$347	0.32%
Money market accounts	225,960	583	0.26%	184,346	930	0.50%
Savings accounts	156,861	92	0.06%	122,560	121	0.10%
Time deposits:
$250,000 and more	67,287	411	0.61%	75,520	1,203	1.59%
Less than $250,000	58,565	279	0.48%	60,600	655	1.08%
Total interest-bearing deposits	$654,325	$1,677	0.26%	$551,991	$3,256	0.59%
Federal funds purchased	1	—	0.36%	1	—	0.60%
Federal Home Loan Bank advances	—	—	—%	7,650	25	0.33%
Total interest-bearing liabilities	$654,326	$1,677	0.26%	$559,642	$3,281	0.59%
Noninterest-bearing liabilities:
Demand deposits	443,662			341,229
Other Liabilities	12,521			12,357
Total liabilities	$1,110,509			$913,228
Shareholders' equity	108,170			101,302
Total liabilities and shareholders' equity	$1,218,679			$1,014,530
Net interest income		$41,171			$35,876
Net interest spread			3.49%			3.51%
Interest expense as a percent of average earning assets			0.15%			0.34%
Net interest margin			3.60%			3.76%

(1)	Income and yields are reported on a tax-equivalent basis using the federal tax rate of 21%.

(2)   Interest and yields on loans include the amortization/accretion of origination costs/fees as well as any purchase premiums or discounts.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	Twelve Months Ended
	December 31,
	2021	2020
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$39,871	$35,273
Interest Income - Securities and Other Interest-Earnings Assets	2,805	3,635
Interest Expense - Deposits	1,677	3,256
Interest Expense - Other Borrowings	—	25
Total Net Interest Income	$40,999	$35,627

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans	$61	$93
Add: Tax Benefit on Tax-Exempt Interest Income - Securities	111	156
Total Tax Benefit on Tax-Exempt Interest Income	$172	$249
Tax-Equivalent Net Interest Income	$41,171	$35,876

(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets decreased 35 basis points from 2020 to 2021. The tax-equivalent yield on securities decreased 82 basis points from 2020 to 2021. The tax-equivalent yield on loans decreased 53 basis points from 2020 to 2021. The decrease in the tax-equivalent yield on earning assets for the resulted mostly from the decrease in the tax-equivalent yield on loans. The decrease in the yield on loans as compared to the corresponding period in the prior year was primarily due to SBA PPP loans that were originated at a lower yield than the existing portfolio as well as rate decreases during early 2020. Additionally, as securities are maturing and being called or sold, they are being replaced with securities at lower rates.

The average rate on interest-bearing liabilities decreased 33 basis points from 2020 to 2021. The average rate on total interest-bearing deposits decreased 33 basis points from 2020 to 2021. Federal Reserve Bank interest rate decreases during early 2020 drove a reduction in interest rates paid on deposit accounts, which resulted in a lower rate paid on interest bearing liabilities. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $112.6 million or 27.08% from $415.9 million during 2020 to $528.5 million in 2021.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income. Non-accruing loans are excluded from the average outstanding loans.

Tax-equivalent net interest income increased $5.3 million during 2021. The increase in tax-equivalent net interest income during 2021 is comprised of an increase due to volume of $5.5 million and a decrease due to rate of $189 thousand. The increase in tax-equivalent net interest income during 2021 was affected by the increased volume of taxable loans and taxable securities, offset in part by decreases in the rates earned from interest-earning assets.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2021 vs 2020 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$1,239	$(1,856)	$(617)
Tax-exempt	(195)	(19)	(214)
Loans:
Taxable	6,315	(1,597)	4,718
Tax-exempt	(140)	(12)	(152)
Federal funds sold	—	(1)	(1)
Interest-bearing deposits in other banks	156	(199)	(43)
Total earning assets	$7,375	$(3,684)	$3,691

Interest-Bearing Liabilities:
NOW accounts	$1,668	$(1,703)	$(35)
Money market accounts	308	(655)	(347)
Savings accounts	68	(97)	(29)
Time deposits:
$250,000 and more	(119)	(673)	(792)
Less than $250,000	(21)	(355)	(376)
Total interest-bearing deposits	$1,904	$(3,483)	$(1,579)
Federal funds purchased	$—	$—	$—
Federal Home Loan Bank advances	(13)	(12)	(25)
Total interest-bearing liabilities	$1,891	$(3,495)	$(1,604)
Change in net interest income	$5,484	$(189)	$5,295

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $1.5 million for 2021 and $1.5 million for 2020. The amount of provision for loan losses during each period reflects the results of the Company’s analysis used to determine the adequacy of the allowance for loan losses. The provision for loan losses in 2021 reflects loan growth in the portfolio during the year. The provision for loan losses in 2020 reflects loan growth in the portfolio during the year as well as decline in the state of the economy and the related increase in the qualitative factors within our allowance for loan losses, primarily associated with the COVID-19 pandemic. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio.  This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income

Total noninterest income was $11.3 million and $8.6 million during 2021 and 2020, respectively. This represents an increase of $2.7 million or 31.95% for 2021. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2021 and 2020, which are included within the respective Consolidated Statements of Income headings.  The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Income from fiduciary activities	$1,891	$1,398	$493	35.26%
Service charges on deposit accounts	1,087	920	167	18.15%
Other service charges and fees	5,252	4,757	495	10.41%
Gain on sale of bank premises and equipment	—	5	(5)	NM
Gain on sale of securities	24	687	(663)	NM
Gain on sale of loans	1,658	—	1,658	100.00%
Bank owned life insurance income	527	310	217	70.00%
Other operating income	881	502	379	75.50%
Total noninterest income	$11,320	$8,579	$2,741	31.95%

NM - Not Meaningful

Income from fiduciary activities increased from 2020 to 2021. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. With the addition of several new employees, total assets under management have seen an increase during the period.

Services charges on deposit accounts increased when comparing the year ended December 31, 2021 to 2020. This increase is mainly due to increases in overdraft charges. Overdraft charges can fluctuate based on changes in customer activity.

The amount of other services charges and fees is comprised primarily of commissions from the sale of non-deposit investment products, fees received from the Bank’s credit card program, fees generated from the Bank’s ATM/debit card programs, and fees generated from procuring applications for secondary market loans. Other service charges and fees increased during 2021 when compared to 2020. This increase can be attributed to an increase in ATM fees, which fluctuates due to ATM usage. Commissions from the sale of non-deposit investment products increased $248 thousand during 2021 due to increased activity.

During the last three quarters of 2021, the Company sold $18.1 million in mortgage loans on the secondary market and $99.2 million of loans from the commercial and consumer loan portfolios. These loan sales resulted in gains of $1.7 million during the year ended December 31, 2021.

Bank owned life insurance (BOLI) income increased significantly during 2021 when compared to 2020. During 2021 the Company invested $10 million into BOLI.

Other operating income increased during 2021.  The fluctuation from 2020 to 2021 is mostly attributed to adjustments to the investment in Banker’s Insurance as well as cash distributions received from investments in Small Business Investment Companies (SBICs)

Noninterest Expenses

Total noninterest expenses were $38.0 million and $29.4 million during 2021 and 2020, respectively. This represents an increase of $8.6 million or 29.24% during 2021.

The following table provides the components of noninterest expense for the twelve months ended December 31, 2021 and 2020, which are included within the respective Consolidated Statements of Income headings.  The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Salaries and employee benefits	$21,854	$18,074	$3,780	20.91%
Occupancy expenses	1,803	1,592	211	13.25%
Equipment expenses	959	988	(29)	(2.94)%
Advertising and marketing expenses	659	707	(48)	(6.79)%
Stationery and supplies	155	144	11	7.64%
ATM network fees	1,135	1,009	126	12.49%
Other real estate owned expense	41	9	32	355.56%
Loss (gain) on other real estate owned	201	(143)	344	NM
FDIC assessment	606	221	385	174.21%
Computer software expense	996	679	317	46.69%
Bank franchise tax	781	705	76	10.78%
Professional fees	3,760	1,120	2,640	235.71%
Data processing fees	1,541	1,657	(116)	(7.00)%
Other operating expenses	3,558	2,679	879	32.81%
Total noninterest expenses	$38,049	$29,441	$8,608	29.24%

NM  - Not Meaningful

The Company’s growth has had an impact on noninterest expenses. Total assets have grown by $172.9 million or 15.3% from December 31, 2020 to December 31, 2021. This growth has required investments to be made in the Company’s infrastructure, causing increases in salaries and employee benefits, occupancy expenses, stationary and supplies, computer software expense, professional fees and other operating expenses. In addition, increases in asset size and capital levels have impacted both the FDIC assessment and bank franchise tax amounts.

Salaries and employee benefits expense increased during 2021. Annual pay increases, newly hired employees, increasing insurance costs and enhanced employee incentive plans have attributed to these increases. The number of full-time equivalent employees (FTEs) has increased from 195 at December 31, 2020 to 221 at December 31, 2021.

ATM network fees increased during 2021 due to increased ATM usage. During the height of the COVID-19 pandemic in 2020, customer activity and usage decreased. During 2021, increases in customer activity have been observed.

Other real estate owned expenses increased during 2021. These amounts can fluctuate based on the number of properties foreclosed on and sold during any time period.

Professional fees increased during 2021. Included within processional fees, legal expenses have increased primarily from the expansion of the Bank's wealth management business line and also its build out of the marine lending division. Approximately $2.0 million of these expenses are expected to be one-time fees.

Other operating expenses increased during 2021.This increase is due primarily to increased loan related expenses due to a higher loan volume.

The efficiency ratio of the Company was 72.14% and 67.59% for 2021 and 2020, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above.

The calculation of the efficiency ratio for the twelve months ended December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$38,049	$29,441
Less: Loss (gain) on other real estate owned	201	(143)
Adjusted noninterest expenses	$37,848	$29,584

Net interest income	$40,999	$35,627

Noninterest income	$11,320	$8,579
Less: Gain on sales of securities	24	687
Less: Gain on the sale and disposal of premises and equipment	—	5
Less: (Loss) on sale of repossessed assets	—	(5)
Adjusted noninterest income	$11,296	$7,892
Tax equivalent adjustment (1)	172	249
Total net interest income and noninterest income, adjusted	$52,467	$43,768

Efficiency ratio	72.14%	67.59%

(1)	Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $1.8 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. These amounts correspond to an effective tax rate of 13.81% and 16.05% for 2021 and 2020, respectively. The effective tax rate is below the statutory rate of 21%, due primarily to tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits. During 2021, one of the Company’s tax credit investments was finalized and the total amount of credits to be received was determined and certified.  The effective tax rate is also impacted by tax-exempt income on investment securities and loans. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2021 and 2020.

FINANCIAL CONDITION

Assets, Liabilities and Shareholders’ Equity

The Company’s total assets were $1.30 billion at December 31, 2021, an increase of $172.9 million or  15.30% from $1.13 billion at December 31, 2020. Securities increased $27.4 million or 16.59% between 2020 and 2021. Loans, net of the allowance for loan losses, increased by $147.7 million or 17.81% from 2020 to 2021. Total liabilities were $1.19 billion at December 31, 2021, compared to $1.03 billion at December 31, 2020. Total shareholders’ equity at year end 2021 and 2020 was $110.3 million and $105.1 million, respectively.

Securities

Total securities, excluding restricted stock, was $192.3 million and $165.0 million for the years ended December 31, 2021 and December 31, 2020, respectively. The Company purchased $100.8 million in securities during 2021. This amount includes $97.6 million or 96.77% in mortgage-backed securities, $2.0 million or 1.99% in U.S. treasuries and $1.3 million or 1.24% in subordinated debt.  The Company had $52.0 million in maturities, calls, and principal repayments on securities during 2021. This amount includes $2.0 million or 3.87% in obligations of U.S. government corporations and agencies, $45.3 million or $87.06% in mortgage-backed securities and $4.7 million or 9.07% in obligations of states and political subdivisions. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2021 and 2020.

The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had a net unrealized loss on available for sale securities of $218 thousand and an unrealized net gain of $4.1 million at December 31, 2021 and 2020, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2021. The weighted average yield is calculated based on the relative amortized costs of the securities. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

(dollars in thousands)

	December 31, 2021
	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
Obligations of U.S. government corporations and agencies	3.29%	1.94%	2.79%	—%	2.76%
U.S. treasury notes	1.38%	—%	—%	—%	1.38%
Mortgage-backed securities	—%	—%	0.75%	1.42%	1.37%
Obligations of states and political subdivisions, taxable	—%	2.83%	3.08%	2.75%	2.93%
Subordinated debt	—%	—%	4.08%	—%	4.08%
Total taxable	2.01%	2.65%	2.15%	1.42%	1.59%
Obligations of states and political subdivisions, tax-exempt (1)	3.44%	2.44%	2.66%	—%	2.65%
Total	2.32%	2.57%	2.26%	1.42%	1.66%

(1)	Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans net of net deferred costs and premiums were $985.7 million and $836.3 million at December 31, 2021 and 2020, respectively. This represents an increase of $149.4 million or 17.86% for 2021. The ratio of net loans to deposits increased during the year from 81.85% to 82.99% at December 31, 2020 and December 31, 2021, respectively.

Loans secured by real estate were $754.8 million or 76.57% and $662.8 million or 79.25% of total loans at December 31, 2021 and 2020, respectively. This represents an increase of $92.0 million or 13.88% for 2021. Consumer installment loans were $67.3 million or 6.83% and $21.3 million or 2.55% of total loans at December 31, 2021 and 2020, respectively. This represents an increase of $46.0 million or 215.56% for 2021. Commercial and industrial loans were $143.4 million or 14.55% and $140.8 million or 16.83% of total loans at December 31, 2021 and 2020. This represents an increase of $2.6 million or 1.86% for 2021. All other loans were $16.8 million and $10.8 million at December 31, 2021 and 2020. This represents an increase of $6.0 million or 55.93%. During the year ended December 31, 2021, loan growth was mainly concentrated in commercial real estate loans and consumer installment loans. Loan growth was also strong in commercial and industrial loans net of PPP forgiveness. Loan growth in commercial and industrial loans and consumer installment loans was mainly due to the marine loan lending.  Loan growth was also driven by the expansion into new market areas.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $369.4 million or 37.61% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of loan secured by 1-4 family residential properties.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2021
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 years	After 15 Years	Total
Loans secured by real estate:
Construction and land development	$14,349	$23,739	$31,899	$1,204	$71,191
Secured by farmland	452	6,668	6,153	437	13,710
Secured by 1-4 family residential properties	13,695	66,732	92,822	90,474	263,723
Multifamily	—	18,850	7,220	3,023	29,093
Commercial	32,688	119,560	219,720	5,083	377,051
Commercial and industrial loans	15,690	29,716	36,750	61,222	143,378
Consumer installment loans	372	13,465	3,996	49,448	67,281
All other loans	968	12,496	1,145	2,189	16,798
	$78,214	$291,226	$399,705	$213,080	$982,225
For maturities over one year:
Floating rate loans		$44,704	$69,021	$73,558	$187,283
Fixed rate loans		246,522	330,684	139,522	716,728
		$291,226	$399,705	$213,080	$904,011

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $2.8 million in total non-performing assets, which consist of nonaccrual loans, loans 90 days or more past due and still accruing, other real estate owned, and repossessed assets at December 31, 2021. This is a decrease of $2.6 million when compared to the December 31, 2020 balance of $5.4 million. This decrease resulted mostly from the decrease in nonaccrual loans.

Nonaccrual loans were $2.7 million at December 31, 2021 and $4.8 million at the end of 2020. The gross amount of interest income that would have been recognized on nonaccrual loans was $133 thousand for 2021 and $158 thousand for 2020. None of this interest income was included in net income for 2021 or 2020.  A total of 8 loans totaling $589 thousand were placed in nonaccrual during 2021. The balance of these loans added to nonaccrual status during 2021 ranged from $10 thousand to $221 thousand with the average outstanding balance being $74 thousand.  In addition, 14 loans totaling $1.9 million were removed from nonaccrual status during 2021.  Of the $1.9 million in loans removed from nonaccrual status between December 31, 2020 and December 31, 2021, 10 loans were paid off, one loan was foreclosed on and three loans were returned to accrual status. The remainder of the decrease in nonaccrual loans was due to paydowns of loans that remained in nonaccrual status between December 31, 2020 and December 31, 2021. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2021 totaled $2.7 million and had $8 thousand in specific allocations assigned.

Other real estate owned decreased from $607 thousand at December 31, 2020 to zero at December 31, 2021.  Two properties were foreclosed on and five properties were sold during 2021. The difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net loss of $201 thousand was recognized on other real estate owned during 2021. A net gain of $143 thousand was recognized on other real estate owned during 2020.

Nonperforming and Other Assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and accruing interest, other real estate owned (foreclosed properties), and repossessed assets. The table titled “Nonperforming Assets and Credit Ratios” shows the amount of nonperforming assets and loans past due 90 days and accruing interest outstanding for the past two years. The table also shows the ratios for the allowance for loan losses as a percentage of nonperforming assets and nonperforming assets as a percentage of loans outstanding and other real estate owned.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2021 and 2020, the Company had $2.7 million and $3.3 million in restructured loans, respectively.

Nonperforming Assets and Credit Ratios

(dollars in thousands)

	December 31,
	2021	2020
Nonaccrual loans	$2,723	$4,754
Loans past due 90 days and accruing interest	43	—
Other real estate owned and repossessed assets	—	607
Total nonperforming assets	$2,766	$5,361

Allowance for loan losses	$8,787	$7,096

Gross loans	$985,720	$836,334

Allowance for loan losses to nonperforming assets	318%	132%

Allowance for loan losses to total loans	0.89%	0.85%

Allowance for loan losses to nonaccrual loans	323%	149%

Nonaccrual loans to total loans	0.28%	0.57%

Non-performing assets to period end loans and other real estate owned	0.28%	0.64%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2021, other potential problem loans totaled $2.1 million. Of the total other potential problem loans, $2.1 million or 100.00% are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.

Allowance for Loan Losses

The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above.

Charged-off loans were $110 thousand and $465 thousand for 2021 and 2020, respectively. Recoveries were $318 thousand and $1.1 million for 2021 and 2020, respectively. Net recoveries were $208 thousand for 2021. Net recoveries were $666 thousand for 2020. This represents a decrease in net recoveries of $458 thousand or 69% for 2021. The allowance for loan losses as a percentage of loans was 0.89% and 0.85% at the end of 2021 and 2020, respectively. Excluding outstanding PPP loans of $15.9 million and $81.3 million as of December 31, 2021 and 2020, respectively, the allowance for loan losses as a percentage of total loans was 0.91% and 0.94% as of December 31, 2021 and 2020, respectively. The increase in allowance for loan losses as a percentage of total loans from December 31, 2020 to December 31, 2021 was primarily due to loan growth in pools of the portfolio that require a higher general allocation percentage due to the level of inherent risk. The ratio of net charge-offs (recoveries) to average loans was (0.02%) for 2021 and (0.09%) for 2020.

The provision for loan losses for the years ended December 31, 2021 and 2020 was $1.5 million. The provision for loan losses in 2021 reflected mainly loan growth in the portfolio. The provision for loan losses in 2020 reflected loan growth in the portfolio during the year as well as decline in the state of the economy and the related increase in the qualitative factors within our allowance for loan losses, primarily associated with the COVID-19 pandemic. In addition, during 2020, the provision for loan losses was reduced as a result of net recoveries of $666 thousand.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2021 and 2020. The amount of allowance for loan losses allocated to each loan category is based on the amount of delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, the evaluation of qualitative factors impacting the portfolio and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	Years Ended December 31,
	2021			2020
	Net charge-offs (recoveries)	Average loans outstanding (1)	Net charge-offs (recoveries) to average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding (1)	Net charge-offs (recoveries) to average loans outstanding
Construction and Farmland	$(12)	$69,689	(0.02)%	$112	$56,836	0.20%
Residential Real Estate	(227)	274,041	(0.08)%	(255)	250,224	(0.10)%
Commercial Real Estate	(7)	355,447	(0.00)%	(147)	315,638	(0.05)%
Commercial	(8)	143,237	(0.01)%	(449)	107,941	(0.42)%
Consumer	(10)	44,595	(0.02)%	42	15,234	0.28%
All Other Loans	56	11,447	0.49%	31	11,661	0.27%
Total	$(208)	$898,456	(0.02)%	$(666)	$757,534	(0.09)%

(1)	Averages as disclosed are based on the outstanding balances of the loans in each segment. These averages do not include net deferred costs and premiums

Allocation of Allowance for Loan Losses

(dollars in thousands)

	December 31, 2021		December 31, 2020
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
Construction and Farmland	$2,794	8.6%	$1,604	7.0%
Residential Real Estate	1,750	29.8%	1,929	32.3%
Commercial Real Estate	1,650	38.4%	1,645	40.0%
Commercial	1,656	14.6%	1,374	16.8%
Consumer	646	6.8%	198	2.6%
All Other Loans	291	1.7%	346	1.3%
Total	$8,787	100%	$7,096	100%

Deposits

Total deposits were $1.18 billion and $1.01 billion at December 31, 2021 and 2020, respectively, which represents an increase of $164.1 million or 16.20% during 2021. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2021 and 2020.

Average Deposits and Rates Paid

(dollars in thousands)

	Years Ended December 31,
	2021		2020
	Amount	Rate	Amount	Rate
Noninterest-bearing	$443,662		$341,229
Interest-bearing:
NOW accounts	145,652	0.21%	108,965	0.32%
Money market accounts	225,960	0.26%	184,346	0.50%
Regular savings accounts	156,861	0.06%	122,560	0.10%
Time deposits:
$250,000 and more	67,287	0.61%	75,520	1.59%
Less than $250,000	58,565	0.48%	60,600	1.08%
Total interest-bearing	$654,325	0.26%	$551,991	0.59%
Total deposits	$1,097,987		$893,220

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $62.8 million or 15.40% from $407.6 million at December 31, 2020 to $470.4 million at December 31, 2021. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $101.4 million or 16.74% from $605.5 million at December 31, 2020 to $706.9 million at December 31, 2021. Total money market account balances increased $44.0 million or 21.18% from $207.8 million at December 31, 2020 to $251.9 million at December 31, 2021. Reciprocal deposit accounts balances (included in total money market account and NOW account balances) increased from $34.6 million to $42.2 million at December 31, 2020 and December 31, 2021, respectively. The reciprocal deposits balance at December 31, 2021 and December 31, 2020 consists of money market and NOW accounts obtained through the ICS network. Total regular savings account balances increased $32.0 million or 23.37% from $136.8 million at December 31, 2020 to $168.7 million at December 31, 2021. The growth in deposits was mainly organic growth as we expand and grow into newer market areas. Time deposits decreased $5.1 million or 3.94% from $128.7 million at December 31, 2020 to $123.6 million at December 31, 2021. Total estimated uninsured deposits at December 31, 2021 and 2020 were $356.3 million and $300.0 million, respectively.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000. Core deposits totaled $1.11 billion or 94.47% and $944.0 million or 93.19% of total deposits at December 31, 2021 and 2020, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $250,000 and Greater” shows the amount of certificates of deposit of $250,000 and more maturing within the time periods indicated at December 31, 2021. The total amount maturing within one year is $60.8 million or 93.29% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $250,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2021	$9,751	$14,391	$36,642	$4,373	$65,157	5.53%

The table titled “Certificates of Deposit and Other Time Deposits Otherwise Uninsured shows the amount of certificates of deposit are in excess of the FDIC insurance limit at December 31, 2021. The total amount maturing within one year is $54.3 million or 94.97% of the total amount outstanding.

Certificates of Deposit and Other Time Deposits Otherwise Uninsured

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2021	$7,501	$12,891	$33,892	$2,873	$57,157	4.86%

CAPITAL RESOURCES

Total shareholders’ equity on December 31, 2021 was $110.3 million, reflecting a percentage of total assets of 8.46% as compared to $105.1 million and 9.30% at December 31, 2020. The common stock’s book value per share increased $0.88 or 2.83% to $31.93 per share at December 31, 2021 from $31.05 per share at December 31, 2020. During 2021, the Company paid $1.10 per share in dividends as compared to $1.04 per share for 2020. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock. During 2021, the Company purchased 4,749 shares of its Common Stock under its stock repurchase program at an average price of $31.26.  During 2020, the Company purchased 67,189 shares of its Common Stock under its stock repurchase program at an average price of $27.60.  As evidenced below, the Bank continues to be a well capitalized financial institution.

Analysis of Bank Capital

(dollars in thousands)

	December 31, 2021	December 31, 2020
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	9,773	9,773
Retained earnings	96,115	86,370
Total Tier 1 capital	$107,570	$97,825
Common equity tier 1 capital	$107,570	$97,825
Tier 2 Capital:
Allowance for loan losses and reserves for off-balance sheet commitments	$8,850	$7,132
Total Tier 2 capital	$8,850	$7,132
Total risk-based capital	$116,420	$104,957

Risk weighted assets	$1,030,262	$789,773

Risk Based Capital Ratios:
Common equity Tier 1 capital ratio	10.44%	12.39%
Tier 1 risk-based capital ratio	10.44%	12.39%
Total risk-based capital ratio	11.30%	13.29%
Tier 1 leverage ratio	8.84%	9.06%

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

The table titled “Analysis of Bank Capital” shows the components of Tier 1 capital, Tier 2 capital, the amount of total risk-based capital and risk-weighted assets, and the risk based capital ratios for the Bank at December 31, 2021 and 2020.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. On April 6, 2020, in a joint statement, the FDIC, Federal Reserve and the Office of Comptroller of the Currency (“OCC”), issued two interim final rules regarding temporary changes to the CBLR framework to implement provisions of the CARES Act. Under the interim final rules, the community bank leverage ratio will be reduced to 8 percent beginning in the second quarter and for the remainder of calendar year 2020, 8.5 percent for calendar year 2021, and 9 percent thereafter. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk based capital. The CBLR framework was first available for banks to use beginning in their March 31, 2020, Call Report. The Bank opted into the CBLR framework as of December 31, 2021.

Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2021 liquid assets totaled $365.1 million as compared to $320.4 million at December 31, 2020. These amounts represent 30.61% and 31.26% of total liabilities at December 31, 2021 and 2020, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

As the holding company of the Bank, the Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations will impact the amount of interest income and expense the Bank receives or pays on almost all of its assets and liabilities and the market value of its interest-earning assets and interest-bearing liabilities, excluding those which have a very short term until maturity. Interest rate risk exposure of the Company is, therefore, experienced at the Bank level. Asset / liability management attempts to maximize the net interest income of the Company by adjusting the volume and price of rate sensitive assets and liabilities. The Company does not subject itself to foreign currency exchange or commodity price risk due to prohibition through policy and the current nature of operations. Derivative instruments and hedging activities of the Company have historically been minimal.

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

Year 1 Net Interest Income Simulation

(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-100 BP	(2,727)	(6.50)%
+100 BP	451	1.08%
+200 BP	606	1.44%
+300 BP	861	2.05%
+400 BP	1,089	2.60%

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

Static EVE Change

(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-100 BP Shock	16,448	14.32%
+100 BP Shock	23,672	20.61%
+200 BP Shock	36,164	31.49%
+300 BP Shock	49,000	42.66%
+400 BP Shock	59,271	51.61%

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Eagle Financial Services, Inc.

Berryville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – General Allowance – Qualitative Factors

As described in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) to the consolidated financial statements, the Company has established an allowance for loan losses to provide for loan losses which are estimated to have occurred as of the balance sheet date, which totaled $8.79 million at December 31, 2021.  The Company’s allowance for loan losses consists of three components: the specific allowance; the general allowance; and the unallocated allowance. The general component relates to loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors and totaled $8.75 million at December 31, 2021. The qualitative portion of the general allowance is based on management’s evaluation of specific factors which are used to develop loss percentages applied to the loan portfolio, by loan pool, based on management’s assessment of shared risk characteristics within groups of similar loans. The qualitative factors assessed include: national and local economic trends and conditions; the quality of the Company’s loan review system; changes in lending policies; the experience, ability, and depth of management; concentrations of credit; trends in volume and terms of loans; levels and trends in delinquencies and nonperforming loans; changes in collateral values; and competition and regulatory requirements.

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

Winchester, Virginia

March 30, 2022

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2021 and 2020

(dollars in thousands, except per share amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$14,536	$12,644
Interest-bearing deposits with other institutions	49,304	67,054
Federal funds sold	228	222
Total cash and cash equivalents	64,068	79,920
Securities available for sale, at fair value	192,321	164,955
Restricted investments	1,049	1,267
Loans held for sale	876	—
Loans	985,720	836,334
Allowance for loan losses	(8,787)	(7,096)
Net Loans	976,933	829,238
Bank premises and equipment, net	18,249	18,725
Other real estate owned, net of allowance	—	607
Bank owned life insurance	23,236	12,709
Other assets	26,306	22,731
Total assets	$1,303,038	$1,130,152
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$470,355	$407,576
Savings and interest bearing demand deposits	583,296	476,864
Time deposits	123,584	128,658
Total deposits	$1,177,235	$1,013,098
Other liabilities	15,523	11,980
Total liabilities	$1,192,758	$1,025,078

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2021, 3,454,128 including 31,738 unvested restricted stock; issued and outstanding 2020, 3,405,035 including 20,928 unvested restricted stock	8,556	8,460
Surplus	12,115	10,811
Retained earnings	89,764	82,524
Accumulated other comprehensive (loss) income	(155)	3,279
Total shareholders’ equity	$110,280	$105,074
Total liabilities and shareholders’ equity	$1,303,038	$1,130,152

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2021 and 2020

(dollars in thousands, except per share amounts)

	2021	2020
Interest and Dividend Income
Interest and fees on loans	$39,871	$35,273
Interest and dividends on securities:
Taxable interest income	2,272	2,858
Interest income exempt from federal income taxes	419	588
Dividends	45	76
Interest on deposits in banks	69	112
Interest on federal funds sold	—	1
Total interest and dividend income	$42,676	$38,908
Interest Expense
Interest on deposits	$1,677	$3,256
Interest on Federal Home Loan Bank advances	—	25
Total interest expense	$1,677	$3,281
Net interest income	$40,999	$35,627
Provision For Loan Losses	1,483	1,457
Net interest income after provision for loan losses	$39,516	$34,170
Noninterest Income
Income from fiduciary activities	$1,891	$1,398
Service charges on deposit accounts	1,087	920
Other service charges and fees	5,252	4,757
Gain on the sale and disposal of bank premises and equipment	—	5
Gain on sale of securities	24	687
Gain on sale of loans	1,658	—
Bank owned life insurance income	527	310
Other operating income	881	502
Total noninterest income	$11,320	$8,579
Noninterest Expenses
Salaries and employee benefits	$21,854	$18,074
Occupancy expenses	1,803	1,592
Equipment expenses	959	988
Advertising and marketing expenses	659	707
Stationery and supplies	155	144
ATM network fees	1,135	1,009
Other real estate owned expense	41	9
Loss (gain) on other real estate owned	201	(143)
FDIC assessment	606	221
Computer software expense	996	679
Bank franchise tax	781	705
Professional fees	3,760	1,120
Data processing fees	1,541	1,657
Other operating expenses	3,558	2,679
Total noninterest expenses	$38,049	$29,441
Income before income taxes	$12,787	$13,308
Income Tax Expense	1,766	2,136
Net income	$11,021	$11,172
Earnings Per Share
Net income per common share, basic	$3.20	$3.27
Net income per common share, diluted	$3.20	$3.27

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021 and 2020

(dollars in thousands)

	2021	2020
Net income	$11,021	$11,172
Other comprehensive income (loss):
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $0 and ($5) for the years ended December 31, 2021 and 2020, respectively	—	(25)
Unrealized gain (loss) on available for sale securities, net of reclassification adjustments, net of deferred income tax of ($912) and $484 for the years ended December 31, 2021 and 2020, respectively	(3,434)	1,822
Total other comprehensive income (loss)	(3,434)	1,797
Total comprehensive income	$7,587	$12,969

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2021 and 2020

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2019	$8,529	$11,406	$74,909	$1,482	$96,326
Net income			11,172		11,172
Other comprehensive income				1,797	1,797
Restricted stock awards, stock incentive plan (19,238 shares)	48	(48)			—
Stock-based compensation expense		604			604
Issuance of common stock, dividend investment plan (13,239 shares)	33	326			359
Issuance of common stock, employee benefit plan (7,204 shares)	18	209			227
Retirement of common stock (67,189 shares)	(168)	(1,686)			(1,854)
Dividends declared ($1.04 per share)			(3,557)		(3,557)
December 31, 2020	$8,460	$10,811	$82,524	$3,279	$105,074
Net income			11,021		11,021
Other comprehensive (loss)				(3,434)	(3,434)
Restricted stock awards, stock incentive plan (21,261 shares)	53	(53)			—
Stock-based compensation expense		850			850
Issuance of common stock, dividend investment plan (16,194 shares)	41	479			520
Issuance of common stock, employee benefit plan (5,577 shares)	14	165			179
Retirement of common stock (4,749 shares)	(12)	(137)			(149)
Dividends declared ($1.10 per share)			(3,781)		(3,781)
December 31, 2021	$8,556	$12,115	$89,764	$(155)	$110,280

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

(dollars in thousands)

	2021	2020
Cash Flows from Operating Activities
Net income	$11,021	$11,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	996	1,028
Amortization of other assets	672	411
Provision for loan losses	1,483	1,457
Origination of loans held for sale	(19,015)	—
Proceeds from sale of loans held for sale	18,775	—
Net (gains) on sales of loans	(1,658)	—
Loss (gain) on other real estate owned	201	(143)
(Gain) on the sale and disposal of premises and equipment	—	(5)
Loss on the sale of repossessed assets	—	5
(Gain) on the sale of securities	(24)	(687)
Stock-based compensation expense	850	604
Premium amortization on securities, net	1,239	801
Bank owned life insurance (income)	(527)	(310)
Deferred tax (benefit)	(1,437)	(471)
Changes in assets and liabilities:
Decrease (increase) in other assets	6	(1,397)
Increase (decrease) in other liabilities	1,639	(1,459)
Net cash provided by operating activities	$14,221	$11,006
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$52,012	$52,360
Proceeds from the sale of securities available for sale	15,885	28,323
Purchases of securities available for sale	(100,824)	(78,443)
Proceeds from the sale of restricted investments	222	2,125
Purchase of restricted investments	(4)	(2,195)
Proceeds for the sale of bank premises and equipment	—	5
Purchases of bank premises and equipment	(520)	(456)
Proceeds from the sale of other real estate owned	672	160
Proceeds from the sale of repossessed assets	—	58
Purchase of bank-owned life insurance	(10,000)	(12,000)
Proceeds from sales of loans	100,176	—
Net (increase) in loans	(248,598)	(191,411)
Net cash (used in) investing activities	$(190,979)	$(201,474)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$169,211	$251,094
Net (decrease) in certificates of deposit	(5,074)	(9,540)
Issuance of common stock, employee benefit plan	179	227
Retirement of common stock	(149)	(1,854)
Cash dividends paid	(3,261)	(3,198)
Net cash provided by financing activities	$160,906	$236,729
(Decrease) increase in cash and cash equivalents	$(15,852)	$46,261
Cash and Cash Equivalents
Beginning	79,920	33,659
Ending	$64,068	$79,920
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,682	$3,351
Income taxes	$2,816	$2,618
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(4,346)	$2,306
Minimum postretirement liability adjustment	$-	$(30)
Other real estate and repossessed assets acquired in settlement of loans	$266	$503
Issuance of common stock, dividend investment plan	$520	$359
Lease liabilities arising from right-of-use assets	$1,404	$549

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

Loans Held for Sale

Mortgage loans originated with the intent to sell in the secondary market are classified as loans held for sale and carried at the lower of cost or fair value as determined by commitments from investors.    Mortgage loans that are sold in the secondary market are sold servicing released.  The Company may also classify other loans as loans held for sale as part of its ongoing portfolio management strategies.  Such other loans are generally not originated with the intent to sell.  Once a decision is made to sell loans not previously classified as held for sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or fair value.  In 2021, the Company sold non-mortgage loans totaling approximately $100 million in 2021 as part of its portfolio management strategies. that were previously classified as held for investment.  Gains and losses on sales of loans are recorded based on the differential between the sales proceeds and carrying value of the underlying loans.

Loans

The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Counties of Clarke, Frederick, Loudoun and Fairfax, Virginia as well as the Towns of Leesburg and Purcellville and the Cities of Winchester and Frederick, Maryland. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

Commercial and Industrial Lending

Commercial business loans generally have more risk than residential mortgage loans,but have higher yields. To manage these risks, the Bank generally obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of the borrower. Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment, inventory and boats. As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

Consumer Lending

Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. A portion of the Company’s consumer loans are also secured by boats. In such cases, any repossessed collateral on a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

Marine Lending

The Bank’s marine lending unit, which includes originated retail loans, which are classified as commercial and industrial loans or consumer loans depending on borrower, and dealer floorplan loans, which are classified as commercial and industrial loans. The Company’s relationships are limited to well established dealers of global premium brand manufacturers. The Company’s top three manufacturer customers have been in business between 30 and 100 years. The Company primarily has secured agreements with premium manufacturers to support dealer floor plan loans which reduces the Company’s credit exposure to the dealer, despite its underwriting of each respective dealer. The Company has developed incentive retail pricing programs with the dealers to drive retail dealer flow. In addition to the repurchase agreements associated with floor plan lending, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow.

Paycheck Protection Program Loans

In both 2021 and 2020, the Company participated in the Paycheck Protection Program (PPP).  The PPP commenced subsequent to the passage of the Coronavirus Aid, Relief and Economic Security("CARES") Act in March 2020 and was later expanded and extended by other legislation. The PPP was designed to provide U.S. small businesses with cash-flow assistance during the COVID-19 pandemic through loans that are fully guaranteed by the Small Business Administration (SBA) which may be forgiven upon satisfaction of certain criteria. As of December 31, 2021, the Company had 152 PPP loans with outstanding balances totaling $15.9. million. As of December 31, 2020, the Company had 911 PPP loans with outstanding balances totaling $81.3 million. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan's maturity, the remainder of any unrecognized net fees are recognized in interest income. Our outstanding PPP loans were included in the commercial and industrial segment at December 31, 2021 and 2020, and their underlying guarantees were considered in the determination of the allowance for loan losses as discussed below.

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

Bank Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 10 to 39 years for buildings and 3 to 10 years for furniture and equipment. Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation balances are cleared the differential between the proceeds, if any, and the carrying value is recorded as a gain or loss in the Company's results of operations.

Leases

The Company accounts for its leasing arrangements in accordance with ASC 842 "Leases".  Refer to Note 13 for further discussion of the Company's accounting for its leasing arrangements.

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

Bank Owned Life Insurance

The Company has purchased life insurance on certain key individuals.  Bank owned life insurance is recorded at the amount that may be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loan Swaps

The Company enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Company simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Company receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “other assets” and “other liabilities” in the Consolidated Balance Sheets. Changes in the fair value of loan swaps are recorded in other noninterest income and sum to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties.

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

Reclassifications

Certain reclassifications have been made to the 2020 financial statements to conform to reporting for 2021.  The results of the reclassifications are not considered material and had no effect on prior years' net income or shareholders' equity.

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

	Twelve Months Ended
	December 31,
	2021	2020
Average number of common shares outstanding	3,440,080	3,417,543
Effect of dilutive common stock	—	—
Average number of common shares outstanding used to calculate diluted earnings per share	3,440,080	3,417,543

There were no potentially dilutive securities outstanding in 2021 or 2020.

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

COVID-19 Pandemic

Since March 2020, COVID-19 has impacted the Company's communities, customers, and operations.  The ultimate extent of the pandemic's impact on our business is inherently uncertain and dependent on future developments.  Accordingly, estimates used in the preparation of the Company's financial statements may be subject to adjustment in future periods based on the ultimate course of the pandemic, which may be exacerbated by additional variants and a resurgence of its severity.

Stock Repurchase Program

On June 16, 2021, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2022. During 2021, the Company purchased 4,749 shares of its Common Stock under its stock repurchase program at an average price of $31.26.  During 2020, the Company purchased 67,189 shares of its Common Stock under its stock repurchase program at an average price of $27.60.  The maximum number of shares that may yet be purchased under the June 2021 plan as of December 31, 2021 are 148,825.

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

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2021 and 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$14,541	$417	$(37)	$14,921
U.S. treasury notes	2,003	—	—	2,003
Mortgage-backed securities	152,391	753	(2,132)	151,012
Obligations of states and political subdivisions	21,104	773	—	21,877
Subordinated debt	2,500	11	(3)	2,508
	$192,539	$1,954	$(2,172)	$192,321

	December 31, 2020
	(in thousands)
Obligations of U.S. government corporations and agencies	$16,576	$907	$—	$17,483
Mortgage-backed securities	117,161	1,894	(46)	119,009
Obligations of states and political subdivisions	25,840	1,373	—	27,213
Subordinated debt	1,250	—	—	1,250
	$160,827	$4,174	$(46)	$164,955

Carrying amounts of restricted securities at December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	565	783
Community Bankers’ Bank Stock	140	140
	$1,049	$1,267

The amortized cost and fair value of securities available for sale at December 31, 2021, by contractual maturity, are shown below. Maturities may differ from contractual maturities primarily (others could be called) in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$3,819	$3,842
Due after one year through five years	9,079	9,236
Due after five years through ten years	38,138	38,958
Due after ten years	141,503	140,285
	$192,539	$192,321

During the twelve months ended December 31, 2021, the Company sold $15.9 million in available for sale securities with gross gains of $143 thousand and gross losses of $119.  During the twelve months ended December 31, 2020, the Company sold $28.3 million in available for sale securities with gross gains of $687 thousand and no gross losses .

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$2,616	$37	$—	$—	$2,616	$37
Mortgage-backed securities	101,080	1,214	29,555	918	130,635	2,132
Subordinated debt	247	3	—	—	247	3
	$103,943	$1,254	$29,555	$918	$133,498	$2,172

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2020
	(in thousands)
Mortgage-backed securities	$12,014	$46	$—	$—	$12,014	$46
	$12,014	$46	$—	$—	$12,014	$46

Gross unrealized losses on available for sale securities included forty one (41) and three (3) debt securities at December 31, 2021 and December 31, 2020, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2021 and December 31, 2020 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary and management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

Securities having a carrying value of $8.5 million at December 31, 2021 were pledged as security for trust accounts.

NOTE 3. Loans

The composition of loans at December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$71,191	$42,544
Secured by farmland	13,710	15,846
Secured by 1-4 family residential properties	263,723	248,246
Multifamily	29,093	21,496
Commercial	377,051	334,661
Commercial and industrial loans	143,378	140,762
Consumer installment loans	67,281	21,321
All other loans	16,798	10,773
Total loans	$982,225	$835,649
Net deferred loan costs and premiums	3,495	685
Allowance for loan losses	(8,787)	(7,096)
	$976,933	$829,238

NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(in thousands)
Balance, beginning	$7,096	$4,973
Provision charged to operating expense	1,483	1,457
Recoveries added to the allowance	318	1,131
Loan losses charged to the allowance	(110)	(465)
Balance, ending	$8,787	$7,096

Nonaccrual and past due loans by class at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$8	$7	$—	$15	$143,363	$143,378	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	188,839	188,839	—	124
Non-owner occupied	146	—	130	276	187,936	188,212	—	1,547
Construction and Farmland:
Residential	—	—	—	—	10,077	10,077	—	—
Commercial	—	126	108	234	74,590	74,824	—	234
Consumer:
Installment	6	—	—	6	67,275	67,281	—	3
Residential:
Equity Lines	13	—	—	13	35,849	35,862	—	29
Single family	409	238	434	1,081	226,780	227,861	43	786
Multifamily	—	—	—	—	29,093	29,093	—	—
All Other Loans	—	—	—	—	16,798	16,798	—	—
Total	$582	$371	$672	$1,625	$980,600	$982,225	$43	$2,723

	December 31, 2020
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$43	$—	$—	$43	$140,719	$140,762	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	157	157	165,764	165,921	—	1,227
Non-owner occupied	500	—	122	622	168,118	168,740	—	2,405
Construction and Farmland:
Residential	—	—	—	—	10,644	10,644	—	—
Commercial	—	—	69	69	47,677	47,746	—	69
Consumer:
Installment	5	—	—	5	21,316	21,321	—	5
Residential:
Equity Lines	13	—	—	13	31,239	31,252	—	42
Single family	249	123	581	953	216,041	216,994	—	1,006
Multifamily	—	—	—	—	21,496	21,496	—	—
All Other Loans	—	—	—	—	10,773	10,773	—	—
Total	$810	$123	$929	$1,862	$833,787	$835,649	$—	$4,754

Allowance for loan losses by segment as of and for the years ended December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Charge-Offs	—	(13)	—	(10)	(19)	(68)	—	(110)
Recoveries	12	240	7	18	29	12	—	318
Provision	1,178	(406)	(2)	274	438	1	—	1,483
Ending balance	$2,794	$1,750	$1,650	$1,656	$646	$291	$—	$8,787
Ending balance: Individually evaluated for impairment	$—	$39	$—	$—	$—	$—	$—	$39
Ending balance: collectively evaluated for impairment	$2,794	$1,711	$1,650	$1,656	$646	$291	$—	$8,748
Loans:
Ending balance	$84,901	$292,816	$377,051	$143,378	$67,281	$16,798	$—	$982,225
Ending balance individually evaluated for impairment	$257	$2,778	$2,295	$108	$16	$—	$—	$5,454
Ending balance collectively evaluated for impairment	$84,644	$290,038	$374,756	$143,270	$67,265	$16,798	$—	$976,771

	December 31, 2020
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$446	$1,601	$1,991	$565	$54	$120	$196	$4,973
Charge-Offs	(119)	(20)	(155)	(49)	(83)	(39)	—	(465)
Recoveries	7	275	302	498	41	8	—	1,131
Provision	1,270	73	(493)	360	186	257	(196)	1,457
Ending balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Ending balance: Individually evaluated for impairment	$—	$72	$—	$—	$—	$—	$—	$72
Ending balance: collectively evaluated for impairment	$1,604	$1,857	$1,645	$1,374	$198	$346	$—	$7,024
Loans:
Ending balance	$58,390	$269,742	$334,661	$140,762	$21,321	$10,773	$—	$835,649
Ending balance individually evaluated for impairment	$105	$3,869	$3,632	$147	$15	$—	$—	$7,768
Ending balance collectively evaluated for impairment	$58,285	$265,873	$331,029	$140,615	$21,306	$10,773	$—	$827,881

Impaired loans by class at December 31, 2021 and December 31, 2020 were as follows:

	As of
	December 31, 2021
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$143	$109	$—	$166	$11
Commercial Real Estate:
Owner Occupied	148	124	—	142	—
Non-owner occupied	2,539	2,177	—	2,186	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	271	257	—	267	9
Consumer:
Installment	17	16	—	19	1
Residential
Equity lines	35	29	—	32	—
Single family	2,088	1,974	—	2,012	62
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$5,241	$4,686	$—	$4,824	$83
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	811	787	39	802	30
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$811	$787	$39	$802	$30
Total:
Commercial	$143	$109	$—	$166	$11
Commercial Real Estate	2,687	2,301	—	2,328	—
Construction and Farmland	271	257	—	267	9
Consumer	17	16	—	19	1
Residential	2,934	2,790	39	2,846	92
Other	—	—	—	—	—
Total	$6,052	$5,473	$39	$5,626	$113

(1)	Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, and any partial charge-offs.

	As of
	December 31, 2020
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$246	$147	$—	$186	$16
Commercial Real Estate:
Owner Occupied	1,282	1,227	—	1,258	18
Non-owner occupied	2,682	2,405	—	2,444	34
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	233	105	—	109	3
Consumer:
Installment	16	15	—	22	1
Residential:
Equity lines	272	42	—	44	—
Single family	2,655	2,413	—	2,514	76
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$7,386	$6,354	$—	$6,577	$148
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$—	$—	$—	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential:
Equity lines	—	—	—	—	—
Single family	1,449	1,431	72	1,448	38
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$1,449	$1,431	$72	$1,448	$38
Total:
Commercial	$246	$147	$—	$186	$16
Commercial Real Estate	3,964	3,632	—	3,702	52
Construction and Farmland	233	105	—	109	3
Consumer	16	15	—	22	1
Residential	4,376	3,886	72	4,006	114
Other	—	—	—	—	—
Total	$8,835	$7,785	$72	$8,025	$186

(1)	Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, and any partial charge-offs.

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

Credit quality information by class at December 31, 2021 and December 31, 2020 was as follows:

	As of
	December 31, 2021
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$143,197	$176	$5	$—	$—	$143,378
Commercial Real Estate:
Owner Occupied	185,978	2,703	158	—	—	188,839
Non-owner occupied	180,830	4,819	2,563	—	—	188,212
Construction and Farmland:
Residential	10,077	—	—	—	—	10,077
Commercial	59,318	15,198	308	—	—	74,824
Residential:
Equity Lines	35,832	—	30	—	—	35,862
Single family	224,510	1,601	1,633	117	—	227,861
Multifamily	26,952	2,141	—	—	—	29,093
All other loans	16,798	—	—	—	—	16,798
Total	$883,492	$26,638	$4,697	$117	$—	$914,944

					Performing	Nonperforming
Consumer Credit Exposure by Payment Activity					$67,275	$6

	As of
	December 31, 2020
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$140,316	$439	$7	$—	$—	$140,762
Commercial Real Estate:
Owner Occupied	158,766	5,929	1,226	—	—	165,921
Non-owner occupied	143,364	22,555	2,821	—	—	168,740
Construction and Farm land:
Residential	10,644	—	—	—	—	10,644
Commercial	44,581	3,004	161	—	—	47,746
Residential:
Equity Lines	31,211	—	36	5	—	31,252
Single family	210,218	3,594	3,053	129	—	216,994
Multifamily	19,623	1,873	—	—	—	21,496
All other loans	8,438	2,335	—	—	—	10,773
Total	$767,161	$39,729	$7,304	$134	$—	$814,328

					Performing	Nonperforming
Consumer Credit Exposure by Payment Activity					$21,316	$5

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

There were seventeen (17) troubled debt restructured loans totaling $2.7 million at December 31, 2021.  At December 31, 2020, there were seventeen (17) troubled debt restructured loans totaling $3.3 million.  Two loans, totaling $149 thousand, were in nonaccrual status at December 31, 2021.  Three loans, totaling $796 thousand, were in nonaccrual status at December 31, 2020. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2021 or December 31, 2020.

During the year ended December 31, 2020, the Company approved 255 deferrals of interest and/or principal payments with respect to loan balances totaling approximately $130.5 million at December 31, 2020 for its customers experiencing hardships related to COVID-19. During the first quarter of 2021, the Company approved two additional deferrals of interest and/or principal with respect to loan balances totaling $41 thousand. No additional deferrals have been made since the first quarter of 2021. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019. As such, they were not considered troubled debt restructurings based on the relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act (extended by the Consolidated Appropriations Act) and interagency regulatory guidance. As of December 31, 2021, all of the loans for which the Company had approved deferrals had begun making payments on their loans after the deferral date had passed.

The following tables set forth information on the Company’s troubled debt restructurings by class of loans occurring during the years ended  December 31, 2021 and 2020:

		Twelve Months Ended
		December 31, 2021
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	2	$15	$15
Residential
Single family	1	98	98
Total	3	$113	$113

		Twelve Months Ended
		December 31, 2020
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial - Non Real Estate:
Non-owner occupied	1	$685	$685
Consumer:
Installment	1	13	13
Residential
Single family	3	931	935
Total	5	$1,629	$1,633

During the twelve months ended December 31, 2021, the Company restructured three loans by granting a concession to the borrowers experiencing financial difficulty. The Company restructured two consumer installment loans and one residential single-family loan. The Company restructured one single-family residential loan by granting a lower interest rate and extending the loan term. The Company restructured two consumer installment loans by granting a refinance to extended the term of the loans, where one consumer installment loan was granted a lower interest rate.

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

There were no TDRs occurring within the previous 12 months for which there was a payment default during the twelve months ended December 31, 2021 and 2020.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan.

NOTE 6. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
	(in thousands)
Land	$6,644	$6,644
Buildings and improvements	18,561	18,498
Furniture and equipment	8,815	8,358
	$34,020	$33,500
Less accumulated depreciation	15,771	14,775
Bank premises and equipment, net	$18,249	$18,725

Depreciation expense on buildings and improvements was $482 thousand and $500 thousand for the years ended 2021 and 2020, respectively. Depreciation expense on furniture and equipment was $514 thousand and $527 thousand for the years ended 2021 and 2020, respectively.

NOTE 7. Deposits

The composition of deposits at December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Noninterest bearing demand deposits	$470,355	$407,576
Savings and interest bearing demand deposits:
NOW accounts	$162,690	$132,249
Money market accounts	251,862	207,837
Regular savings accounts	168,744	136,778
	$583,296	$476,864
Time deposits:
Balances of less than $250,000	$58,427	$59,621
Balances of $250,000 or greater	65,157	69,037
	$123,584	$128,658
	$1,177,235	$1,013,098

Money market accounts include $42.2 million and $34.6 million in reciprocal deposits at December 31, 2021 and 2020, respectively.

The outstanding balance of time deposits at December 31, 2021 was due as follows:

December 31, 2021
(in thousands)
2022	$107,507
2023	6,307
2024	2,449
2025	1,534
2026	5,780
Thereafter	7
$123,584

Deposit overdrafts reclassified as loans totaled $231 thousand and $70 thousand at December 31, 2021 and 2020, respectively.

NOTE 8. Borrowings

The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased and Federal Home Loan Bank advances.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 15. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(dollars in thousands)
Balance at year-end	—	—
Average balance during the year	1	1
Average interest rate during the year	0.66%	0.61%
Maximum month-end balance during the year	$—	$—
Gross lines of credit at year-end	78,000	28,000
Unused lines of credit at year-end	78,000	28,000

As of December 31, 2021, Company had remaining credit availability in the amount of $244.3 million with the Federal Home Loan Bank of Atlanta. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB of Atlanta. The amount of the available credit is also limited to 20% of total Bank assets.

The Company had no outstanding borrowings with the FHLB at December 31, 2021 or December 31, 2020. The Company had a $60.0 million irrevocable letter of credit at December 31, 2021 with the FHLB to secure public deposits.

NOTE 9. Income Taxes

The Company files income tax returns with the United States of America, the Commonwealth of Virginia and West Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2018.

The net deferred tax asset at December 31, 2021 and 2020 consisted of the following components:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$1,845	$1,490
Share-based compensation	136	95
Accrued postretirement benefits	21	21
Home equity origination costs	67	50
Nonaccrual interest	65	76
Lease liabilities	1,110	864
Credit carryforward	973	—
Securities available for sale	46	—
Other	27	29
	$4,290	$2,625
Deferred tax liabilities:
Property and equipment	$659	$713
Right-of-use assets	1,079	843
Securities available for sale	—	867
	$1,738	$2,423
Net deferred tax asset	$2,552	$202

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2021 and 2020 consisted of the following components:

	December 31,
	2021	2020
	(in thousands)
Current tax expense	$3,203	$2,607
Deferred tax (benefit)	(1,437)	(471)
	$1,766	$2,136

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020
	(in thousands)
Statutory federal corporate tax amount	$2,685	$2,795
Tax-exempt interest (income)	(135)	(193)
Officer insurance (income)	(102)	(57)
Net tax credits	(686)	(439)
Other, net	4	30
	$1,766	$2,136

The effective tax rates were 13.81% and 16.05% for years ended December 31, 2021 and 2020, respectively. The effective tax rate is impacted by tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

NOTE 10. Stock-Based Compensation

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than nine months. During 2021, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a one year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a three year service period. Vesting schedules were unchanged from the two prior years.

The following table presents the activity for Restricted Stock for the years ended December 31, 2021 and 2020:

	Twelve Months Ended
	December 31,
	2021		2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	20,928	$29.98	18,488	$30.39
Granted	32,496	31.16	22,128	28.82
Vested	(21,261)	30.70	(19,238)	29.01
Forfeited	(425)	31.05	(450)	31.03
Nonvested, end of period	31,738	$30.70	20,928	$29.98

The Company recognizes compensation expense over the vesting period based on the fair value of the Company's stock on the grant date. Compensation expense was $850 thousand and $604 thousand during December 31, 2021 and 2020, respectively. The total grant date fair value of Restricted Stock which vested was $653 thousand and $558 thousand for the years ended December 31, 2021 and 2020, respectively. The total vest date fair value of Restricted Stock which vested was $690 thousand and $561 thousand for the years ended December 31, 2021 and 2020, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $336 thousand at December 31, 2021. This amount is expected to be recognized over a weighted average period of two years. The Company's policy is to recognize forfeitures as they occur.

NOTE 11. Employee Benefits

The Company has an Employee Stock Ownership Plan (ESOP) to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke County Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2021 and 2020.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. The Company matches 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by newly issued shares. The 401(k) plan includes a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each year, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $1.5 million in 2021 and $1.5 million in 2020.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $15 thousand and $23 thousand at December 31, 2021 and 2020, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $29 thousand in 2021 and $29 thousand in 2020. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

As a member of the Federal Reserve System, the Bank may be required to maintain certain average reserve balances. These reserve balances include usable vault cash and amounts on deposit with the Federal Reserve Bank. In March 2020, the Federal Reserve announced a reduction of the reserve requirement to zero percent across all deposit tiers in response to the COVID-19 pandemic.  This adjustment to the reserve requirements remained in effect through December 31, 2021. In addition, the Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $250 thousand at December 31, 2021 and 2020.

See Note 18 with respect to financial instruments with off-balance-sheet risk.

NOTE 13. Leases

The Company leases certain office properties and equipment used in its operations in the normal course of business.  Leases greater than 12 months in duration are recorded in the consolidated balance sheets at the lease commencement date and are classified as either operating or finance leases based on the Company's assessment of the underlying agreement.  During the last quarter of 2021, the Company entered into a long-term lease agreement for a branch office in Warrenton, Virginia. The commencement of this lease resulted in the initial recognition of a right-of-use asset and lease liability of $1.3 million.

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

The Company’s four long-term lease agreements for office properties are all classified as operating leases.  These leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised.  These lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Right-of-use assets and leases liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2021	December 31, 2020
Lease liability	$5,289	$4,113
Right-of-use asset	$5,139	$4,014
Weighted average remaining lease term	15 years	17 years
Weighted average discount term	2.99%	3.34%

	Twelve Months Ended
Lease Cost	December 31, 2021	December 31, 2020
Operating lease cost	$376	$287
Variable lease cost	—	—
Short-term lease cost	19	16
Total lease cost	$395	$303

Cash paid for amounts included in the measurement of lease liabilities	$314	$239

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	December 31, 2021
Twelve months ending December 31, 2022	$455
Twelve months ending December 31, 2023	473
Twelve months ending December 31, 2024	480
Twelve months ending December 31, 2025	504
Twelve months ending December 31, 2026	397
Thereafter	4,540
Total undiscounted cash flows	$6,849
Discount	(1,560)
Lease liability	$5,289

NOTE 14. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $5.4 million and $5.1 million at December 31, 2021 and 2020, respectively. These balances reflect total principal additions of $1.3 million and total principal payments of $963 thousand, during 2021. The reduction in the prior year balance was due to a change in composition of related parties. The aggregate balance of deposits from directors, principal officers and their related parties was $13.9 million and $16.6 million at December 31, 2021 and 2020, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier 1 capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). In conjunction with the minimum capital requirements, the Bank is required to maintain a capital conservation buffer which is intended to absorb losses during periods of financial and economic stress. Failure to maintain the minimum ratios, inclusive of the buffer, will result in restrictions on capital distributions and other payments.  This buffer was 2.5% for all periods presented and is applicable for all ratios with the exception of the tier 1 leverage ratio. The Bank's institution specific capital conservation buffer at December 31, 2021 was 3.30%. Management believes the Bank met all capital adequacy requirements to which it was subject at December 31, 2021 and 2020.

At December 31, 2021, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage, and common equity Tier 1 ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Bank’s actual capital amounts and ratios at December 31, 2021 and 2020:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2021
Common Equity Tier 1 Capital to Risk Weighted Assets	$107,570	10.44%	$46,362	4.50%	$66,967	6.50%
Total Capital to Risk Weighted Assets	116,420	11.30%	82,421	8.00%	103,026	10.00%
Tier 1 Capital to Risk Weighted Assets	107,570	10.44%	61,816	6.00%	82,421	8.00%
Tier 1 Capital to Average Assets	107,570	8.84%	48,654	4.00%	60,817	5.00%

December 31, 2020
Common Equity Tier 1 Capital to Risk Weighted Assets	$97,825	12.39%	$35,540	4.50%	$51,335	6.50%
Total Capital to Risk Weighted Assets	104,957	13.29%	63,182	8.00%	78,977	10.00%
Tier 1 Capital to Risk Weighted Assets	97,825	12.39%	47,386	6.00%	63,182	8.00%
Tier 1 Capital to Average Assets	97,825	9.06%	43,213	4.00%	54,016	5.00%

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

At December 31, 2021, the Bank’s retained earnings available for the payment of dividends to the Company was $21.8 million. Accordingly, $85.6 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2021. Funds available for loans or advances by the Bank to the Company amounted to $11.6 million at December 31, 2021.

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

At December 31, 2021 and 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Commitments to extend credit	$21,886	$27,558
Unfunded commitments under lines of credit	171,406	146,202
Commercial and standby letters of credit	10,397	8,139

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2021, $10.2 million of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2021 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $7.6 million.

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

Noninterest income disaggregated by major source, for the years ended December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
	(dollar in thousands)
Noninterest income:
Income from fiduciary activities(1):
Trust asset management fees	$1,891	$1,398
Service charges on deposit accounts(1):
Overdrawn account fees	853	695
Monthly and other service charges	234	225
Other service charges and fees:
Interchange fees (1)	227	372
ATM fees (1)	3,014	2,578
Brokerage commissions (1)	1,164	916
Secondary market fees	236	431
Other charges and fees (2)	611	460
Gain (loss) on the sale and disposal of bank premises and equipment (1)	—	5
Gain (loss) on sale of securities	24	687
Gain on sale of loans	1,658	—
Bank owned life insurance income	527	310
Other operating income (3)	881	502
Total noninterest income	$11,320	$8,579

(1)	Income within the scope of Topic 606.
(2)	Includes income within the scope of Topic 606 of $485 thousand and $390 thousand for the years ended December 31, 2021 and 2020, respectively. The remaining balance is outside the scope of Topic 606.
(3)	Includes income within the scope of Topic 606 of $834 thousand and $505 thousand for the years ended December 31, 2021 and 2020, respectively. The remaining balance is outside the scope of Topic 606.

Contract Balances

The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021 and December 31, 2020, the Company did not have any significant contract balances.

NOTE 20. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2021 and 2020 are summarized as follows:

	2021
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$10,016	$10,413	$10,782	$11,465
Net interest income after provision for loan losses	8,930	9,695	10,099	10,792
Noninterest income	2,427	2,650	2,881	3,362
Noninterest expenses	7,916	8,727	9,523	11,883
Income before income taxes	3,441	3,618	3,457	2,271
Net income	2,862	3,003	2,873	2,283
Net income per common share, basic	0.84	0.87	0.83	0.66
Net income per common share, diluted	0.84	0.87	0.83	0.66
Dividends per common share	0.27	0.27	0.28	0.28

	2020
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$9,107	$9,661	$10,150	$9,990
Net interest income after provision for loan losses	8,102	8,005	9,367	8,696
Noninterest income	1,690	2,422	2,216	2,251
Noninterest expenses	6,875	7,014	7,465	8,087
Income before income taxes	2,917	3,413	4,118	2,860
Net income	2,441	2,819	3,406	2,506
Net income per common share, basic	0.71	0.83	0.99	0.74
Net income per common share, diluted	0.71	0.83	0.99	0.74
Dividends per common share	0.26	0.26	0.26	0.26

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

Derivative instruments are recorded at fair value on a recurring basis. The Company utilizes derivative instruments as part of the management of interest rate risk to modify the re-pricing characteristics of certain portions of the Company’s interest-bearing assets and liabilities. The Company has contracted with a third-party vendor to provide valuations for derivatives using standard valuation techniques and therefore classifies such valuations as Level 2. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities.

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020:

		Fair Value Measurements at
		December 31, 2021
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$14,921	$—	$14,921	$—
U.S. treasury notes	2,003		2,003
Mortgage-backed securities	151,012	—	151,012	—
Obligations of states and political subdivisions	21,877	—	21,877	—
Subordinated debt	2,508	—	2,508	—
Derivative:
Interest rate swaps on loans	58	—	58	—
Total assets at fair value	$192,379	$—	$192,379	$—
Liabilities:
Interest rate swaps on loans	58		58	$—
Total liabilities at fair value	$58	$—	$58	$—

		Fair Value Measurements at
		December 31, 2020
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$17,483	$—	$17,483	$—
Mortgage-backed securities	119,009	—	119,009	—
Obligations of states and political subdivisions	27,213	—	27,213	—
Subordinated debt	1,250		1,250
Total assets at fair value	$164,955	$—	$164,955	$—

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above. We believe that the fair value component in its valuation follows the provisions of GAAP. The Company held no other real estate owned at December 31, 2021.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. These loans consisted of one-to-four family residential loans originated for sale in the secondary market at December 31, 2021. Fair value is based on prices the secondary markets are currently offering for similar loans using observable market data or specific loan level investor commitments. The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2021 and December 31, 2020.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2021 and December 31, 2020:

	Quantitative information about Level 3 Fair Value Measurements
	December 31, 2021
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2021 and December 31, 2020:

		Carrying value at
		December 31, 2021
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$746	$—	$—	$746

		Carrying value at
		December 31, 2020
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$1,355	$—	$—	$1,355
Nonfinancial Assets:
Other real estate owned	607	—	165	442

The carrying amount and fair value of the Company’s financial instruments at December 31, 2021 and 2020 were as follows:

	Fair Value Measurements at
	December 31, 2021
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
	(in thousands)
Financial Assets:
Cash and short-term investments	$64,068	$64,068	$—	$—	$64,068
Securities	192,321	—	192,321	—	192,321
Restricted Investments	1,049	—	1,049	—	1,049
Loans held for sale	876		876		876
Loans, net	976,933	—	—	969,612	969,612
Bank owned life insurance	23,236	—	23,236	—	23,236
Accrued interest receivable	2,634	—	2,634	—	2,634
Interest rate swap	58	—	58	—	58
Financial Liabilities:
Deposits	$1,177,235	$—	$1,177,582	$—	$1,177,582
Accrued interest payable	67	—	67	—	67
Interest rate swap	58	—	58	—	58

	Fair Value Measurements at
	December 31, 2020
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
	(in thousands)
Financial assets:
Cash and short-term investments	$79,920	$79,920	$—	$—	$79,920
Securities	164,955	—	164,955	—	164,955
Restricted Investments	1,267	—	1,267	—	1,267
Loans, net	829,238	—	—	819,691	819,691
Bank owned life insurance	12,709	—	12,709	—	12,709
Accrued interest receivable	3,441	—	3,441	—	3,441
Financial liabilities:
Deposits	$1,013,098	$—	$1,013,600	$—	$1,013,600
Accrued interest payable	72	—	72	—	72

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

Changes to accumulated other comprehensive income (loss) by components are shown in the following tables for the years ended December 31, 2021 and 2020:

	Twelve Months Ended
	December 31,
	2021			2020
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$3,260	$19	$3,279	$1,438	$44	$1,482
Other comprehensive (loss) income before reclassifications	(4,322)	—	(4,322)	2,993	(33)	2,960
Reclassifications from other comprehensive income (loss)	(24)	—	(24)	(687)	3	(684)
Tax effect of current period changes	912	—	912	(484)	5	(479)
Current period changes net of taxes	(3,434)	—	(3,434)	1,822	(25)	1,797
December 31	$(174)	$19	$(155)	$3,260	$19	$3,279

For the years ended December 31, 2021 and 2020, $24 thousand and $687 thousand, respectively, was reclassified out of accumulated other comprehensive (loss) income and appeared as Gain on sale of securities in the Consolidated Statement of Income.  The tax expense related to these reclassifications was $5 thousand and $144 thousand for the years ended December 31, 2021 and 2020, respectively. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

For the year ended December 31, 2020, $(3) thousand was reclassified out of accumulated other comprehensive (loss) income related to the Company's postretirement benefit plan.  This reclassification is a component of net periodic benefit cost and was reflected in Other noninterest expense in the Consolidated Statements of Income.  Tax related to this reclassification was less than $1 thousand and was included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 23. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2021 and 2020

(dollars in thousands)

	2021	2020
Assets
Cash held in subsidiary bank	$2,739	$902
Loans, net of allowance	—	2,932
Investment in subsidiary	107,416	101,104
Other assets	125	136
Total assets	$110,280	$105,074

Liabilities and Shareholders’ Equity
Total liabilities	$—	$—

Shareholders’ Equity
Preferred stock	$—	$—
Common stock	8,556	8,460
Surplus	12,115	10,811
Retained earnings	89,764	82,524
Accumulated other comprehensive (loss) income	(155)	3,279
Total shareholders’ equity	$110,280	$105,074
Total liabilities and shareholders’ equity	$110,280	$105,074

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2021 and 2020

(dollars in thousands)

	2021	2020
Income
Dividends from subsidiary bank	$1,500	$4,250
Interest and fees on loans	64	133
Total income	$1,564	$4,383

Expenses
Other operating expenses	$319	$295
Total expenses	$319	$295
Income before income tax (benefit) and equity in undistributed earnings of subsidiary bank	$1,245	$4,088

Income Tax (Benefit)	(31)	(34)
Income before equity in undistributed earnings of subsidiary bank	$1,276	$4,122

Equity in Undistributed Net Income of Subsidiary Bank	9,745	7,050
Net income	$11,021	$11,172
Comprehensive income	$7,587	$12,969

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2021 and 2020

(dollars in thousands)

	2021	2020
Cash Flows from Operating Activities
Net Income	$11,021	$11,172
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	850	604
Provision for loan losses	(21)	—
Undistributed earnings of subsidiary bank	(9,745)	(7,050)
Changes in assets and liabilities:
Decrease in other assets	10	5
Net cash provided by operating activities	$2,115	$4,731

Cash Flows from Investing Activities
Net decrease in loans	$2,953	$7
Net cash provided by investing activities	$2,953	$7

Cash Flows from Financing Activities
Cash dividends paid	(3,261)	(3,198)
Issuance of common stock, employee benefit plan	179	227
Retirement of common stock	(149)	(1,854)
Net cash (used in) financing activities	$(3,231)	$(4,825)
Increase (decrease) in cash	$1,837	$(87)

Cash
Beginning	$902	$989
Ending	$2,739	$902

NOTE 24. Other Real Estate Owned

The following table is a summary of other real estate owned (OREO) activity for the twelve months ended December 31, 2021 and 2020:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Balance, beginning	$607	$183
Net loans transferred to OREO	266	441
Gain on foreclosure	—	166
Sales	(781)	(183)
Valuation adjustments	(92)	—
Balance, ending	$—	$607

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2021 and 2020 were as follows:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Construction and Farmland	$—	$—
Residential Real Estate	—	165
Commercial Real Estate	—	442
Subtotal	$—	$607
Less valuation allowance	—	—
Total	$—	$607

There were no other real estate owned loans in the process of foreclosure at December 31, 2021.  There was one consumer mortgage loan totaling $68 thousand collateralized by residential real estate in the process of foreclosure at December 31, 2020.

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

At December 31, 2021 and 2020, the balance of the investment for qualified affordable housing projects was $2.6 million and $2.8 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $11 thousand and $446 thousand at December 31, 2021 and 2020. These balances are reflected in Other liabilities on the Consolidated Balance Sheets.  The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During the twelve months ended December 31, 2021 and 2020, the Company recognized amortization expense of $229 thousand. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2021 are $349 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during 2021 and 2020 were $385 thousand and $384 thousand, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2021, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm (Yount, Hyde & Barbour, P.C. (PCAOB Firm ID: 613)), regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.    Directors, Executives Officers and Corporate Governance

The information required by Part III, Item 10. is incorporated herein by reference to the Proxy Statement for the 2022 Annual Meeting of Shareholders to be held May 17, 2022.

Item 11.    Executive Compensation

The information required by Part III, Item 11. is incorporated herein by reference to the Proxy Statement for the 2022 Annual Meeting of Shareholders to be held May 17, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12. is incorporated herein by reference to the Proxy Statement for the 2022 Annual Meeting of Shareholders to be held May 17, 2022.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13. is incorporated herein by reference to the Proxy Statement for the 2022 Annual Meeting of Shareholders to be held May 17, 2022.

Item 14.    Principal Accounting Fees and Services

The information required by Part III, Item 14. is incorporated herein by reference to the Proxy Statement for the 2022 Annual Meeting of Shareholders to be held May 17, 2022.

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

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 20, 2021.

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of Brandon C. Lorey (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.3	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

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

101

The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included with Exhibit 101).

*	Management contracts and compensatory plans and arrangements.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eagle Financial Services, Inc.

By:	/s/ BRANDON C. LOREY
Brandon C. Lorey
President and Chief Executive Officer

Date: March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2022.

Signature	Title

/s/ BRANDON C. LOREY	President, Chief Executive Officer, and Director (principal executive officer)
Brandon C. Lorey

/s/ KATHLEEN J. CHAPPELL	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Kathleen J. Chappell

/s/ THOMAS T. GILPIN	Chairman of the Board and Director
Thomas T. Gilpin

/s/ ROBERT W. SMALLEY, JR.	Vice Chairman of the Board and Director
Robert W. Smalley, Jr.

/s/ THOMAS T. BYRD	Director
Thomas T. Byrd

/s/ CARY R. CLAYTOR	Director
Cary R. Claytor

/s/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/s/ SCOTT HAMBERGER	Director
Scott Hamberger

/s/ EDWARD HILL, III	Director
Edward Hill, III

/s/ TATIANA C. MATTHEWS	Director
Tatiana C. Matthews

/s/ JOHN R. MILLESON	Director
John R. Milleson

/s/ DOUGLAS C. RINKER	Director
Douglas C. Rinker

/s/ JOHN D. STOKELY, JR.	Director
John D. Stokely, Jr.