Form 10-Q
period 2022-03-31
EAGLE FINANCIAL SERVICES INC
filed 2022-05-12
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 3, 2022 was 3,479,882.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$13,751	$14,536
Interest-bearing deposits with other institutions	73,214	49,304
Federal funds sold	8,945	228
Total cash and cash equivalents	$95,910	$64,068
Securities available for sale, at fair value	193,355	192,321
Restricted investments	1,199	1,049
Loans held for sale	843	876
Loans	1,021,459	985,720
Allowance for loan losses	(9,315)	(8,787)
Net Loans	$1,012,144	$976,933
Bank premises and equipment, net	18,333	18,249
Bank owned life insurance	23,415	23,236
Other assets	29,096	26,306
Total assets	$1,374,295	$1,303,038
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$489,426	$470,355
Savings and interest bearing demand deposits	619,224	583,296
Time deposits	122,673	123,584
Total deposits	$1,231,323	$1,177,235
Subordinated debt, net of unamortized issuance costs	29,327	—
Other liabilities	11,542	15,523
Total liabilities	$1,272,192	$1,192,758
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2022, 3,477,020 including 42,791 shares of unvested restricted stock; issued and outstanding 2021, 3,454,128 including 31,738 shares of unvested restricted stock	8,586	8,556
Surplus	12,260	12,115
Retained earnings	92,040	89,764
Accumulated other comprehensive (loss)	(10,783)	(155)
Total shareholders’ equity	$102,103	$110,280
Total liabilities and shareholders’ equity	$1,374,295	$1,303,038

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Interest and Dividend Income
Interest and fees on loans	$10,620	$9,408
Interest and dividends on securities available for sale:
Taxable interest income	779	466
Interest income exempt from federal income taxes	83	118
Dividends	10	12
Interest on deposits in banks	15	12
Interest on federal funds sold	2	—
Total interest and dividend income	$11,509	$10,016
Interest Expense
Interest on deposits	$370	$487
Total interest expense	$370	$487
Net interest income	$11,139	$9,529
Provision for Loan Losses	540	599
Net interest income after provision for loan losses	$10,599	$8,930
Noninterest Income
Wealth management fees	$921	$607
Service charges on deposit accounts	374	253
Other service charges and fees	909	1,007
Gain on sale of securities	—	76
Gain on sale of loans	478	—
Bank owned life insurance income	179	105
Other operating income	382	379
Total noninterest income	$3,243	$2,427
Noninterest Expenses
Salaries and employee benefits	$5,952	$4,716
Occupancy expenses	518	456
Equipment expenses	257	224
Advertising and marketing expenses	111	79
Stationery and supplies	35	38
ATM network fees	286	250
Other real estate owned expense	—	(1)
Loss on other real estate owned	—	10
FDIC assessment	177	107
Computer software expense	254	189
Bank franchise tax	198	189
Professional fees	464	460
Data processing fees	480	402
Other operating expenses	1,191	797
Total noninterest expenses	$9,923	$7,916
Income before income taxes	$3,919	$3,441
Income Tax Expense	669	579
Net income	$3,250	$2,862
Earnings Per Share
Net income per common share, basic	$0.94	$0.84
Net income per common share, diluted	$0.94	$0.84

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$3,250	$2,862
Other comprehensive (loss):
Unrealized (loss) on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($2,826) and ($582) for the three months ended, respectively	(10,628)	(2,193)
Total other comprehensive (loss)	(10,628)	(2,193)
Total comprehensive (loss) income	$(7,378)	$669

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	$8,460	$10,811	$82,524	$3,279	$105,074
Net income			2,862		2,862
Other comprehensive (loss)				(2,193)	(2,193)
Vesting of restricted stock awards, stock incentive plan (10,258 shares)	26	(26)			—
Stock-based compensation expense		147			147
Issuance of common stock, dividend investment plan (6,260 shares)	16	165			181
Repurchase and retirement of common stock (2,814 shares)	(7)	(76)			(83)
Dividends declared ($0.27 per share)			(924)		(924)
March 31, 2021	$8,495	$11,021	$84,462	$1,086	$105,064

December 31, 2021	$8,556	$12,115	$89,764	$(155)	$110,280
Net income			3,250		3,250
Other comprehensive (loss)				(10,628)	(10,628)
Vesting of restricted stock awards, stock incentive plan (12,468 shares)	31	(31)			—
Stock-based compensation expense		195			195
Issuance of common stock, dividend investment plan (2,782 shares)	7	90			97
Repurchase and retirement of common stock (3,411 shares)	(8)	(109)			(117)
Dividends declared ($0.28 per share)			(974)		(974)
March 31, 2022	$8,586	$12,260	$92,040	$(10,783)	$102,103

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net income	$3,250	$2,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	247	252
Amortization of other assets	200	98
Origination of loans held for sale	(4,129)	—
Proceeds from sale of loans held for sale	4,298	—
Net gains on sales of loans	(478)	—
Provision for loan losses	540	599
Loss on other real estate owned	—	10
(Gain) on the sale of securities	—	(76)
Stock-based compensation expense	195	147
Premium amortization on securities, net	185	383
(Increase) in cash surrender value	(179)	(105)
Changes in assets and liabilities:
Decrease (increase) in other assets	29	(213)
(Decrease) in other liabilities	(3,981)	(76)
Net cash provided by operating activities	$177	$3,881
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$11,140	$17,485
Proceeds from the sale of securities available for sale	—	2,978
Purchases of securities available for sale	(25,813)	(32,356)
Purchases of restricted investments	(150)	—
Purchases of bank premises and equipment	(331)	(349)
Proceeds from the sale of other real estate owned	—	155
Proceeds from sales of loans	32,502	—
Origination of loans net of principal collected	(68,104)	(38,629)
Net cash (used in) investing activities	$(50,756)	$(50,716)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$54,999	$55,631
Net (decrease) in time deposits	(911)	(740)
Issuance of subordinated debt, net of issuance costs	29,327	—
Repurchase and retirement of common stock	(117)	(83)
Cash dividends paid	(877)	(743)
Net cash provided by financing activities	$82,421	$54,065
Increase in cash and cash equivalents	$31,842	$7,230
Cash and Cash Equivalents
Beginning	64,068	79,920
Ending	$95,910	$87,150
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$371	$513
Income taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) on securities available for sale	$(13,454)	$(2,775)
Other real estate and repossessed assets acquired in settlement of loans	$—	$73
Issuance of common stock, dividend investment plan	$97	$181

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2022 and December 31, 2021, the results of operations and the changes in shareholders' equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. For the last several years, executive officers have been granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. In recent years, certain non-executive officers also have been granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date.  The Company's policy is to recognize forfeitures as they occur.  As of March 31, 2022, there was $897 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	31,738	$30.70	20,928	$29.98
Granted	24,331	35.25	21,630	29.69
Vested	(12,468)	30.00	(10,258)	31.11
Forfeited	(810)	29.69	(425)	31.05
Nonvested, end of period	42,791	$33.51	31,875	$29.41

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2022 and 2021. During 2022 and 2021, there were no potentially dilutive securities outstanding.

	Three Months Ended
	March 31,
	2022	2021
Average number of common shares outstanding used to calculate basic and diluted earnings per share	3,472,332	3,426,839

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2022 and December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$14,658	$27	$(450)	$14,235
Mortgage-backed securities	169,280	12	(13,175)	156,117
Obligations of states and political subdivisions	19,339	175	(138)	19,376
Subordinated debt	3,750	—	(123)	3,627
	$207,027	$214	$(13,886)	$193,355

	December 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$14,541	$417	$(37)	$14,921
U.S. treasury notes	2,003	—	—	2,003
Mortgage-backed securities	152,391	753	(2,132)	151,012
Obligations of states and political subdivisions	21,104	773	—	21,877
Subordinated debt	2,500	11	(3)	2,508
	$192,539	$1,954	$(2,172)	$192,321

During the three months ended March 31, 2022, the Company sold no available for sale securities.  During the three months ended March 31, 2021, the Company sold $3.0 million of available for sale securities recognizing $76 thousand in gross gains and no gross losses.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2022 and December 31, 2021 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$12,219	$450	$—	$—	$12,219	$450
Mortgage-backed securities	117,432	8,838	37,281	4,337	154,713	13,175
Obligations of states and political subdivisions	5,491	138	—	—	5,491	138
Subordinated debt	2,877	123	—	—	2,877	123
	$138,019	$9,549	$37,281	$4,337	$175,300	$13,886

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$2,616	$37	$—	$—	$2,616	$37
Mortgage-backed securities	101,080	1,214	29,555	918	130,635	2,132
Subordinated debt	247	3	—	—	247	3
	$103,943	$1,254	$29,555	$918	$133,498	$2,172

Gross unrealized losses on available for sale securities included one hundred two (102) and forty one (41) debt securities at March 31, 2022 and December 31, 2021, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at March 31, 2022 and December 31, 2021 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages.  The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $8.0 million at March 31, 2022 were pledged as security for trust accounts.

The composition of restricted investments at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	715	565
Community Bankers’ Bank Stock	140	140
	$1,199	$1,049

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at March 31, 2022 and December 31, 2021 was as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$73,223	$71,191
Secured by farmland	14,728	13,710
Secured by 1-4 family residential properties	258,007	263,723
Multifamily	29,308	29,093
Commercial	405,714	377,051
Commercial and industrial loans	144,769	143,378
Consumer installment loans	75,307	67,281
All other loans	16,486	16,798
Total loans	$1,017,542	$982,225
Net deferred loan costs and premiums	3,917	3,495
Allowance for loan losses	(9,315)	(8,787)
	$1,012,144	$976,933

At March 31, 2022, the Company was servicing $129.0 million of marine loans for other financial institutions which are not included in the table above.  Also excluded from the table above are net servicing assets of $192 thousand at March 31, 2022, which are recorded in other assets in the Consolidated Balance Sheets.  When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold.  Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for loan losses for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
		(in thousands)
Balance, beginning	$8,787	$7,096	$7,096
Provision for loan losses	540	1,483	599
Recoveries added to the allowance	35	318	66
Loan losses charged to the allowance	(47)	(110)	(5)
Balance, ending	$9,315	$8,787	$7,756

Nonaccrual and past due loans by class at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$48	$247	$—	$295	$144,474	$144,769	$—	$77
Commercial Real Estate:
Owner Occupied	93	—	—	93	193,023	193,116	—	117
Non-owner occupied	—	—	—	—	212,598	212,598	—	1,374
Construction and Farmland:
Residential	—	—	—	—	10,766	10,766	—	—
Commercial	—	—	106	106	77,079	77,185	—	228
Consumer:
Installment	189	—	—	189	75,118	75,307	—	2
Residential:
Equity Lines	71	—	—	71	36,469	36,540	—	28
Single family	372	70	382	824	220,643	221,467	—	780
Multifamily	—	—	—	—	29,308	29,308	—	—
All Other Loans	—	—	—	—	16,486	16,486	—	—
Total	$773	$317	$488	$1,578	$1,015,964	$1,017,542	$—	$2,606

	December 31, 2021
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$8	$7	$—	$15	$143,363	$143,378	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	188,839	188,839	—	124
Non-owner occupied	146	—	130	276	187,936	188,212	—	1,547
Construction and Farmland:
Residential	—	—	—	—	10,077	10,077	—	—
Commercial	—	126	108	234	74,590	74,824	—	234
Consumer:
Installment	6	—	—	6	67,275	67,281	—	3
Residential:
Equity Lines	13	—	—	13	35,849	35,862	—	29
Single family	409	238	434	1,081	226,780	227,861	43	786
Multifamily	—	—	—	—	29,093	29,093	—	—
All Other Loans	—	—	—	—	16,798	16,798	—	—
Total	$582	$371	$672	$1,625	$980,600	$982,225	$43	$2,723

Allowance for loan losses by segment at March 31, 2022 and December 31, 2021 were as follows:

	As of and For the Three Months Ended
	March 31, 2022
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,794	$1,750	$1,650	$1,656	$646	$291	$—	$8,787
Charge-Offs	—	—	—	—	(24)	(23)	—	(47)
Recoveries	2	24	—	2	3	4	—	35
Provision	89	(26)	168	200	95	14	—	540
Ending balance	$2,885	$1,748	$1,818	$1,858	$720	$286	$—	$9,315
Ending balance: Individually evaluated for impairment	$—	$38	$—	$77	$—	$—	$—	$115
Ending balance: collectively evaluated for impairment	$2,885	$1,710	$1,818	$1,781	$720	$286	$—	$9,200
Loans:
Ending balance	$87,951	$287,315	$405,714	$144,769	$75,307	$16,486	$—	$1,017,542
Ending balance individually evaluated for impairment	$250	$2,708	$2,113	$176	$14	$—	$—	$5,261
Ending balance collectively evaluated for impairment	$87,701	$284,607	$403,601	$144,593	$75,293	$16,486	$—	$1,012,281

	December 31, 2021
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Charge-Offs	—	(13)	—	(10)	(19)	(68)	—	(110)
Recoveries	12	240	7	18	29	12	—	318
Provision	1,178	(406)	(2)	274	438	1	—	1,483
Ending balance	$2,794	$1,750	$1,650	$1,656	$646	$291	$—	$8,787
Ending balance: Individually evaluated for impairment	$—	$39	$—	$—	$—	$—	$—	$39
Ending balance: collectively evaluated for impairment	$2,794	$1,711	$1,650	$1,656	$646	$291	$—	$8,748
Loans:
Ending balance	$84,901	$292,816	$377,051	$143,378	$67,281	$16,798	$—	$982,225
Ending balance individually evaluated for impairment	$257	$2,778	$2,295	$108	$16	$—	$—	$5,454
Ending balance collectively evaluated for impairment	$84,644	$290,038	$374,756	$143,270	$67,265	$16,798	$—	$976,771

Impaired loans by class as of and for the periods ended March 31, 2022 and December 31, 2021 were as follows:

	As of
	March 31, 2022
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$111	$99	$—	$104	$1
Commercial Real Estate:
Owner Occupied	142	117	—	119	—
Non-owner occupied	2,280	1,997	—	1,998	14
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	268	250	—	251	—
Consumer:
Installment	15	14	—	15	—
Residential
Equity lines	34	28	—	29	—
Single family	2,006	1,915	—	1,927	14
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,856	$4,420	$—	$4,443	$29
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$77	$77	$77	$77	$1
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	804	779	38	783	7
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$881	$856	$115	$860	$8
Total:
Commercial	$188	$176	$77	$181	$2
Commercial Real Estate	2,422	2,114	—	2,117	14
Construction and Farmland	268	250	—	251	—
Consumer	15	14	—	15	—
Residential	2,844	2,722	38	2,739	21
Other	—	—	—	—	—
Total	$5,737	$5,276	$115	$5,303	$37

(1)

Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $15 thousand at March 31, 2022.

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
Residential:
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

(1)

Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $19 thousand at December 31, 2021.

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

Credit quality information by class at March 31, 2022 and December 31, 2021 was as follows:

	As of
	March 31, 2022
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$140,031	$4,661	$77	$—	$—	$144,769
Commercial Real Estate:
Owner Occupied	185,535	7,464	117	—	—	193,116
Non-owner occupied	209,837	999	1,762	—	—	212,598
Construction and Farmland:
Residential	10,766	—	—	—	—	10,766
Commercial	66,401	10,486	298	—	—	77,185
Residential:
Equity Lines	36,512	—	28	—	—	36,540
Single family	218,475	1,312	1,564	116	—	221,467
Multifamily	29,308	—	—	—	—	29,308
All other loans	16,486	—	—	—	—	16,486
Total	$913,351	$24,922	$3,846	$116	$—	$942,235

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$75,118	$189

	As of
	December 31, 2021
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$143,197	$176	$5	$—	$—	$143,378
Commercial Real Estate:
Owner Occupied	185,978	2,703	158	—	—	188,839
Non-owner occupied	180,830	4,819	2,563	—	—	188,212
Construction and Farm land:
Residential	10,077	—	—	—	—	10,077
Commercial	59,318	15,198	308	—	—	74,824
Residential:
Equity Lines	35,832	—	30	—	—	35,862
Single family	224,510	1,601	1,633	117	—	227,861
Multifamily	26,952	2,141	—	—	—	29,093
All other loans	16,798	—	—	—	—	16,798
Total	$883,492	$26,638	$4,697	$117	$—	$914,944

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$67,275	$6

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

There were 17 TDR loans totaling $2.6 million at March 31, 2022. At December 31, 2021, there were 17 TDR loans totaling $2.7 million. Two TDR loans, totaling $145 thousand, were in nonaccrual status at March 31, 2022. Two TDR loans, totaling $149 thousand, were in nonaccrual status at December 31, 2021. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at March 31, 2022 or December 31, 2021.

During the first quarter of 2021, the Company approved two deferrals of interest and/or principal related to COVID-19 with loan balances totaling $41 thousand. No additional COVID-19 related deferrals have been made since the first quarter of 2021. These deferrals were no more than six months in duration and were for loans not more than 30 days past due as of December 31, 2019. As such, they were not considered troubled debt restructurings based on the relief provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act (extended by the Consolidated Appropriations Act) and recent interagency regulatory guidance. As of March 31, 2022, all of the loans for which the Company had approved deferrals had begun making payments on their loans after the deferral date had passed.

The following table sets forth information on the Company’s troubled debt restructurings by class of loans occurring during the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company classified no additional loans as troubled debt restructurings.

	Three Months Ended
	March 31, 2021
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$11	$11
Residential:
Single family	1	98	98
Total	2	$109	$109

 During the three months ended March 31, 2021, the Company restructured two loans and by granting a concession to borrowers experiencing financial difficulty. Both of these loans were restructured by reducing the loan payments and extending the term.

There were no payment defaults during the three months ended March 31, 2022 for TDRs that were restructured within the preceding twelve-month period.  There were also no payment defaults during the three months ended March 31, 2021.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve-month period subsequent to the modification.

NOTE 7. Deposits

The composition of deposits at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Noninterest bearing demand deposits	$489,426	$470,355
Savings and interest bearing demand deposits:
NOW accounts	$169,131	$162,690
Money market accounts	265,281	251,862
Regular savings accounts	184,812	168,744
	$619,224	$583,296
Time deposits:
Balances of less than $250,000	$57,982	$58,427
Balances of $250,000 and more	64,691	65,157
	$122,673	$123,584
	$1,231,323	$1,177,235

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

The Company’s four long-term lease agreements are classified as operating leases.  These leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised.  The lease agreements do not provide for a residual value guarantee and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(dollars in thousands)
	March 31, 2022	December 31, 2021
Lease liabilities	$5,212	$5,289
Right-of-use assets	$5,047	$5,139
Weighted average remaining lease term	15 years	15 years
Weighted average discount rate	3.00%	2.99%

	Three Months Ended
Lease Cost	March 31, 2022	March 31, 2021
Operating lease cost	$132	$65
Short-term lease cost	4	4
Total lease cost	$136	$69

Cash paid for amounts included in the measurement of lease liabilities	$115	$55

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	March 31, 2022
Twelve months ending March 31, 2023	$467
Twelve months ending March 31, 2024	475
Twelve months ending March 31, 2025	482
Twelve months ending March 31, 2026	484
Twelve months ending March 31, 2027	393
Thereafter	4,442
Total undiscounted cash flows	$6,743
Discount	(1,531)
Lease liabilities	$5,212

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

		Fair Value Measurements at
		March 31, 2022
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$14,235	$—	$14,235	$—
Mortgage-backed securities	156,117	—	156,117	—
Obligations of states and political subdivisions	19,376	—	19,376	—
Subordinated debt	3,627	—	3,627	—
Derivative:
Interest rate swap	110	—	110	—
Total assets at fair value	$193,465	$—	$193,465	$—
Liabilities:
Interest rate swap	$110	$—	$110	$—
Total liabilities at fair value	$110	$—	$110	$—

		Fair Value Measurements at
		December 31, 2021
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$14,921	$—	$14,921	$—
U.S. treasury notes	2,003	—	2,003	—
Mortgage-backed securities	151,012	—	151,012	—
Obligations of states and political subdivisions	21,877	—	21,877	—
Subordinated debt	2,508	—	2,508	—
Derivative:
Interest rate swap	58	—	58	—
Total assets at fair value	$192,379	$—	$192,379	$—
Liabilities:
Interest rate swap	$58	$—	$58	$—
Total liabilities at fair value	$58	$—	$58	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three months ended March 31, 2022 and the year ended December 31, 2021.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the  fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell.  The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above.  We believe that the fair value follows the provisions of GAAP.  The Company held no other real estate owned at March 31, 2022 and December 31, 2021.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

	Quantitative information about Level 3 Fair Value Measurements
	March 31, 2022
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021:

		Carrying value at
		March 31, 2022
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$739	$—	$—	$739
		Carrying value at
		December 31, 2021
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$746	$—	$—	$746

The carrying value and fair value of the Company’s financial instruments at March 31, 2022 and December 31, 2021 were as follows:

	Fair Value Measurements at
	March 31, 2022
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)	March 31, 2022
	(in thousands)
Financial assets:
Cash and short-term investments	$95,910	$95,910	$—	$—	$95,910
Securities	193,355	—	193,355	—	193,355
Restricted Investments	1,199	—	1,199	—	1,199
Loans held for sale	843		843	—	843
Loans, net	1,012,144	—	—	1,004,771	1,004,771
Bank owned life insurance	23,415	—	23,415	—	23,415
Accrued interest receivable	2,668	—	2,668	—	2,668
Interest rate swap	110	—	110	—	110
Financial liabilities:
Deposits	$1,231,323	$—	$1,231,667	$—	$1,231,667
Subordinated debt, net of unamortized issuance costs	29,327	—	30,000	—	30,000
Accrued interest payable	66	—	66	—	66
Interest rate swap	110	—	110	—	110

	Fair Value Measurements at
	December 31, 2021
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
	(in thousands)
Financial assets:
Cash and short-term investments	$64,068	$64,068	$—	$—	$64,068
Securities	192,321	—	192,321	—	192,321
Restricted Investments	1,049	—	1,049	—	1,049
Loans held for sale	876		876	—	876
Loans, net	976,933	—	—	969,612	969,612
Bank owned life insurance	23,236	—	23,236	—	23,236
Accrued interest receivable	2,634	—	2,634	—	2,634
Interest rate swap	58	—	58	—	58
Financial liabilities:
Deposits	$1,177,235	$—	$1,177,582	$—	$1,177,582
Accrued interest payable	67	—	67	—	67
Interest rate swap	58	—	58	—	58

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following table for the periods indicated:

	Three Months Ended
	March 31,
	2022			2021
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(174)	$19	$(155)	$3,260	$19	$3,279
Other comprehensive (loss) before reclassifications	(13,454)	—	(13,454)	(2,699)	—	(2,699)
Reclassifications	—	—	—	(76)	—	(76)
Tax effect of current period changes	2,826	—	2,826	582	—	582
Current period changes net of taxes	(10,628)	—	(10,628)	(2,193)	—	(2,193)
March 31	$(10,802)	$19	$(10,783)	$1,067	$19	$1,086

For the three months ended March 31, 2021, $76 thousand was reclassified out of accumulated other comprehensive income (loss) and appeared as gain on sale of securities in the Consolidated Statements of Income. The tax related to this reclassification was $16 thousand, which is included in income tax expense in the Consolidated Statements of Income. There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2022.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2022	2021	2021
	(in thousands)
Balance, beginning	$—	$607	$607
Transfer from loans	—	266	73
Gain on foreclosures	—	—	—
Sales	—	(781)	(165)
Valuation adjustments	—	(92)	—
Balance, ending	$—	$—	$515

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at March 31, 2022 and   December 31, 2021.

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

At March 31, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $2.5 million and $2.6 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $11 thousand at both March 31, 2022 and December 31, 2021. These balances are reflected in Other liabilities on the Consolidated Balance Sheets.  The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During each of the three months ended March 31, 2022 and March 31, 2021, the Company recognized amortization expense of $57 thousand. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2022 are $394 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended March 31, 2022 and 2021, were $90 thousand and $91 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. At the FASB’s October 16, 2019 meeting, the Board affirmed its decision to amend the effective date of this ASU for many companies.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet to address the compliance requirements.  Historic loan data has been gathered and reviewed for completeness and accuracy.  In addition, the committee has selected a third-party that is assisting in calculating the financial impact of ASU 2016-13 and anticipates running parallel allowance models under the current and new standard in advance of the required implementation date.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

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

NOTE 14. Subordinated Debt

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Company plans to use the net proceeds of the Notes offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $673 thousand at March 31, 2022.

NOTE 15. Derivatives

The Company uses derivative financial instruments primarily to manage risks to the Company associated with changing interest rates, and to assist customers with their risk management objectives. Derivative contracts that are not designated in a qualifying hedging relationships include customer accommodation loan swaps.  The Company enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Company receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “other assets” and “other liabilities” in the Consolidated Balance Sheets.  Changes in the fair value of loan swaps are recorded in other noninterest income and sum to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties.

The following table summarize key elements of the Company's derivative instruments at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$4,133	$110	$—
Matched interest rate swaps with counterparty	4,133	—	110

	December 31, 2021
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$2,391	$58	$—
Matched interest rate swaps with counterparty	2,391	—	58

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2021 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At March 31, 2022, the Company had total assets of $1.37 billion, net loans of $1.01 billion, total deposits of $1.23 billion, and shareholders’ equity of $102.1 million. The Company’s net income was $3.25 million for the three months ended March 31, 2022.

COVID-19 and Related Response

The COVID-19 crisis has changed our communities, both in the way we live and the way we do business. While circumstances continue to change at a rapid pace, the Company is steadfastly working to meet and exceed the needs of its customers, employees and the communities in which it does business. The Company, while considered an essential business, has implemented procedures to protect its employees, customers and the community and still serve their banking needs. Branch lobbies are open, but with enhanced safety features for employees and customers. Our customers also continue to conduct their business via automated teller machines, online banking and our call center. In efforts to assist local businesses during this pandemic, the Company approved 1,372 Small Business Association Paycheck Protection Program ("SBA PPP") loans, totaling $132.1 million during the first and second rounds of the SBA PPP. The outstanding balance of SBA PPP loans as of March 31, 2022 was $8.3 million. The Company has also worked with local small businesses, consumers and other commercial customers through its loan deferral program whereby customers experiencing hardships due to COVID-19 may be granted a deferral in loan payments for up to six months. During the year ended December 31, 2020, the Company approved 255 deferrals of interest and/or principal payments with respect to loan balances totaling $130.5 million at December 31, 2020 for its customers experiencing hardships related to COVID-19. During the first quarter of 2021, the Company approved two additional deferrals of interest and/or principal with respect to loan balances totaling $41 thousand. No additional deferrals have been made since the first quarter of 2021. As of March 31, 2022, all of the loans for which the Company had approved deferrals had begun making payments on their loans after the deferral period had passed.

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

Marine Lending

The Bank’s marine lending unit includes originated retail loans, which are classified as commercial and industrial loans or consumer loans, depending on the borrower, and dealer floorplan loans, which are classified as commercial and industrial loans. The Company’s relationships are limited to well established dealers of global premium brand manufacturers. The Company’s top three manufacturer customers have been in business between 30 and 100 years. The Company primarily has secured agreements with premium manufacturers to support dealer floor plan loans which may reduce the Company’s credit exposure to the dealer, despite its underwriting of each respective dealer. The Company has developed incentive retail pricing programs with the dealers to drive retail dealer flow. Retail loans are generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow.

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

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the successful management of interest rate risk;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in general economic and business conditions in the Bank’s market area;
•	reliance on the Bank’s management team, including the ability to attract and retain key personnel;
•	changes in interest rates and interest rate policies;
•	maintaining capital levels adequate to support growth;
•	maintaining cost controls and asset qualities as new branches are opened or acquired;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Bank;
•	changing trends in customer profiles and behavior;
•	changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; and
•	other factors described in Item 1A., “Risk Factors,” in the Company’s 2021 Form10-K.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2022 was $3.25 million, an increase of 13.56% or $388 thousand when compared to the same period in 2021.   Earnings per share, basic and diluted were $0.94 and $0.84 for the three months ended March 31, 2022 and 2021, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2022 and 2021 was 0.99% and 1.02%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2022 and 2021 was 12.15% and 11.04%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $11.1 million and $9.5 million for the three months ended March 31, 2022 and 2021, respectively, which represents an increase of $1.6 million or 16.9%. Net interest income increased primarily due to the increase in the average balance of the loan portfolio and the decrease in interest expense on deposits. Average interest earning assets increased $180.9 million when comparing the three months ended March 31, 2021 to the three months ended March 31, 2022 while the average yield on earning assets decreased by eight basis points over that same period. This decrease in yield can be mostly attributed to the current interest rate environment.

Total interest income was $11.5 million and $10.0 million for the three months ended March 31, 2022 and 2021, respectively, which represents an increase of $1.5 million or 15.0%. The increase in interest income was driven by an increase in the average balance of the loan portfolio. Total interest expense was $370 thousand and $487 thousand for the three months ended March 31, 2022 and 2021, respectively, which represents a decrease of $117 thousand or 24.0%. The majority of deposit growth has been in non-maturity deposit accounts which have traditionally paid a lower interest rate than maturity deposit accounts.  The growth in non-interest bearing and lower interest rate deposit accounts and the reduction in higher interest rate accounts as well as repricing of those accounts, has resulted in a lower rate paid on interest bearing liabilities.

The net interest margin was 3.61% and 3.62% for the three months ended March 31, 2022 and 2021, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2022 and 2021.

Given the expectation of rising interest rates, net interest income and net interest margin could experience some improvement as interest earning assets generally reprice at a faster rate than liabilities.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	March 31, 2022			March 31, 2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$185,157	$789	1.73%	$144,177	$478	1.35%
Tax-Exempt (1)	12,846	105	3.32%	17,897	149	3.38%
Total Securities	$198,003	$894	1.83%	$162,074	$627	1.57%
Loans:
Taxable	$1,008,211	$10,599	4.26%	$840,368	$9,326	4.50%
Non-accrual	2,586	—	—%	4,581	—	—%
Tax-Exempt (1)	2,751	26	3.80%	9,560	104	4.43%
Total Loans	$1,013,548	$10,625	4.25%	$854,509	$9,430	4.48%
Federal funds sold	6,384	2	0.13%	210	—	0.08%
Interest-bearing deposits in other banks	38,274	15	0.16%	60,474	12	0.08%
Total earning assets (2)	$1,253,623	$11,536	3.73%	$1,072,686	$10,069	3.81%
Allowance for loan losses	(8,973)			(7,253)
Total non-earning assets	88,766			73,143
Total assets	$1,333,416			$1,138,576

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$165,220	$85	0.21%	$130,849	$74	0.23%
Money market accounts	257,721	144	0.23%	209,851	155	0.30%
Savings accounts	175,333	26	0.06%	144,460	21	0.06%
Time deposits:
$250,000 and more	65,053	60	0.37%	68,478	153	0.90%
Less than $250,000	58,093	55	0.38%	59,518	84	0.57%
Total interest-bearing deposits	$721,420	$370	0.21%	$613,156	$487	0.32%
Subordinated debt	326	—	—%	—	—	—%
Total interest-bearing liabilities	$721,746	$370	0.21%	$613,156	$487	0.32%
Noninterest-bearing liabilities:
Demand deposits	472,876			408,015
Other Liabilities	29,688			12,309
Total liabilities	$1,224,310			$1,033,480
Shareholders' equity	109,106			105,096
Total liabilities and shareholders' equity	$1,333,416			$1,138,576
Net interest income		$11,166			$9,582

Net interest spread			3.52%			3.49%
Interest expense as a percent of
average earning assets			0.12%			0.18%
Net interest margin			3.61%			3.62%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)	Non-accrual loans are not included in this total since they are not considered earning assets.
(3)	Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$10,620	$9,408
Interest Income - Securities and Other Interest-Earnings Assets	889	608
Interest Expense - Deposits	370	487
Total Net Interest Income	$11,139	$9,529
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$5	$22
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	22	31
Total Tax Benefit on Tax-Exempt Interest Income	$27	$53
Tax-Equivalent Net Interest Income	$11,166	$9,582

(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets decreased from 3.81% to 3.73% for the three months ended March 31, 2021 and 2022, respectively. For those same time periods, the tax-equivalent yield on securities increased 26 basis points. The tax equivalent yield on loans decreased 23 basis points from 4.48% for the three months ended March 31, 2021 to 4.25% for the same time period in 2022. The decrease in the tax-equivalent yield on earning assets for the three months ended March 31, 2022 resulted mostly from the decrease in the tax-equivalent yield on loans. The decrease in the yield on loans as compared to the corresponding period in 2021 was primarily due to the composition of the current loan portfolio. Additionally, in the current rising interest rate environment, as securities are maturing and being called or sold, they are being replaced with securities at higher rates.

The average rate on interest bearing liabilities decreased 11 basis points from 0.32% for the three months ended March 31, 2021 to 0.21% for the same time period in 2022.  The majority of deposit growth has been in non-maturity deposit accounts which have traditionally paid a lower interest rate than maturity deposit accounts.  The growth in lower interest rate deposit accounts and the reduction in higher interest rate accounts as well as the repricing of those accounts, has resulted in a lower rate paid on interest bearing liabilities.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for loan losses for the three months ended March 31, 2022 and 2021 was $540 thousand and $599 thousand, respectively. The provision for the three months ended March 31, 2022 and 2021 resulted mostly from loan growth during the quarters.

Noninterest Income

Total noninterest income for the three months ended March 31, 2022 and 2021 was $3.2 million and $2.4 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three months ended March 31, 2022 and 2021, which are included within the respective Consolidated Statements of Income headings.  Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Wealth management fees	$921	$607	$314	52%
Service charges on deposit accounts	374	253	121	48%
Other service charges and fees	909	1,007	(98)	(10)%
Gain on sale of securities	—	76	(76)	NM
Gain on sale of loans held for sale	478	—	478	NM
Bank owned life insurance income	179	105	74	70%
Other operating income	382	379	3	1%
Total noninterest income	$3,243	$2,427	$816	34%

NM - Not Meaningful

Wealth management fee income increased from 2021 to 2022. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. With the addition of several new employees during 2021, total assets under management have seen an increase during the three months ended March 31, 2022 as well as over the second half of 2021.

Services charges on deposit accounts increased during the three months ended March 31, 2022 when compared to the same periods in 2021. This increase is mainly due to increases in overdraft charges. Overdraft charges can fluctuate based on changes in customer activity.

The amount of other services charges and fees is comprised primarily of loan servicing fee income, fees received from the Bank’s credit card program and fees generated from the Bank’s ATM/debit card programs. Other service charges and fees decreased during the three months ended March 31, 2022 when compared to the same period in 2021. This decrease can be attributed to an decrease in fees received from the Bank’s credit card program since the Bank’s credit card portfolio has now been brought in-house.

During the second quarter of 2021, the Bank began to sell mortgage and marine loans. During the first quarter of 2022, the Company sold $4.3 million in mortgage loans on the secondary market and $32.5 million of marine loans from the commercial and consumer loan portfolios. These loan sales resulted in gains of $478 thousand during the three months ended March 31, 2022.

Bank owned life insurance (“BOLI”) income was $179 thousand and $105 thousand for the three months ended March 31, 2022 and 2021, respectively. The Company made an investment of $10.0 million during the second quarter of 2021.

Noninterest Expenses

Total noninterest expenses increased $2.0 million or 25% for the three months ended March 31, 2022 compared to the same period in 2021. The following table presents the components of noninterest expense for the three months ended March 31, 2022 and 2021, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$5,952	$4,716	$1,236	26%
Occupancy expenses	518	456	62	14%
Equipment expenses	257	224	33	15%
Advertising and marketing expenses	111	79	32	41%
Stationary and supplies	35	38	(3)	(8)%
ATM network fees	286	250	36	14%
Other real estate owned expense	—	(1)	1	NM
Loss on other real estate owned	—	10	(10)	NM
FDIC assessment	177	107	70	65%
Computer software expense	254	189	65	34%
Bank franchise tax	198	189	9	5%
Professional fees	464	460	4	1%
Data processing fees	480	402	78	19%
Other operating expenses	1,191	797	394	49%
Total noninterest expenses	$9,923	$7,916	$2,007	25%

NM - Not Meaningful

The Company’s growth has had an impact on noninterest expenses. Total assets have grown by $71.3 million or 5.47% from December 31, 2021 to March 31, 2022. This growth has required investments to be made in the Company’s infrastructure, causing increases in salaries and employee benefits, occupancy expenses, equipment expenses and computer software expense. In addition, increases in asset size and capital levels have impacted both the FDIC assessment and bank franchise tax amounts.

Salaries and employee benefits increased during the three months ended March 31, 2022 over 2021. Annual pay increases, newly hired employees, increasing insurance costs and enhanced employee incentive plans have attributed to these increases. The number of full-time equivalent employees (FTEs) has increased from 195 at March 31, 2021 to 221 at March 31, 2022.

Advertising and marketing expenses increased in 2022 mostly due to increased web development and increased digital marketing campaigns.

ATM network fees increased during the three months ended March 31, 2022 over 2021 due to increased ATM usage. During 2021 and 2022, increases in customer activity have been observed.

Data processing fees expenses increased in 2022 due to the fees associated to the new general ledger system implemented in 2021.

Other operating expenses increased during the three months ended March 31, 2022 over 2021. This increase is due to increased loan related expenses due to a higher volume, employee travel expense for training, marketing and sales meetings, and charitable contributions in the three months ended March 31, 2022 over 2021.

The efficiency ratio of the Company was 68.54% and 66.25% for the three months ended March 31, 2022 and 2021, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$9,923	$7,916
Less: Loss on other real estate owned	—	10
Adjusted noninterest expenses	$9,923	$7,906
Net interest income	11,139	9,529
Noninterest income	3,243	2,427
Less: Gain on sales of securities	—	76
Adjusted noninterest income	$3,243	$2,351
Tax equivalent adjustment (1)	96	53
Total net interest income and noninterest income, adjusted	$14,478	$11,933
Efficiency ratio	68.54%	66.25%

(1)	Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $669 thousand and $579 thousand during the three months ended March 31, 2022 and 2021. The effective tax rate was 17.07% and 16.83% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by BOLI as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

FINANCIAL CONDITION

Securities

Total securities available for sale were $193.3 million at March 31, 2022, compared to $192.3 million at December 31, 2021. This represents an increase of $1.0 million or 0.54%. The Company purchased $25.8 million of securities during the three months ended March 31, 2022. The Company had total maturities, calls, and principal repayments of $11.1 million during the three months ended March 31, 2022. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2022 and December 31, 2021. The Company had a net unrealized loss on available for sale securities of $13.7 million at March 31, 2022 as compared to a net unrealized loss of $218 thousand at December 31, 2021. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).  The primary cause of the unrealized losses at March 31, 2022 and December 31,2021 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $1.02 billion and $985.7 million at March 31, 2022 and December 31, 2021, respectively. This represents an increase of $35.7 million or 3.63% during the three months ended March 31, 2022. The ratio of gross loans to deposits decreased slightly during the three months ended March 31, 2022 from 83.73% at December 31, 2021 to 82.96% at March 31, 2022. Loan growth excluding changes in SBA PPP loans during the three months ended March 31, 2022 was $43.2 million or 4.46%. SBA PPP loans were originated during 2020 and 2021 and as of March 31, 2022 $8.4 million remained outstanding, down $7.5 million or 47.22% from December 31, 2021 due to forgiveness of the PPP loan balances.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2022 and December 31, 2021.

Residential real estate loans were $287.3 million or 28.13% and $292.8 million or 29.71% of total loans at March 31, 2022 and December 31, 2021, respectively. Commercial real estate loans were $405.7 million or 39.72% and $377.1 million or 38.25% of total loans at March 31, 2022 and December 31, 2021, respectively, representing an increase of $28.66 million or 7.60% during the three months ended March 31, 2022. Construction, land development, and farmland loans were $88.0 million or 8.61% and $84.9 million or 8.61% of total loans at March 31, 2022 and December 31, 2021, respectively. Consumer installment loans were $75.3 million or 7.37% and $67.3 million or 6.83% of total loans at March 31, 2022 and December 31, 2021, respectively, representing an increase of $8.0 million or 11.93% during the three months ended March 31, 2022. Commercial and industrial loans were $144.8 million or 14.17% and $143.4 million or 14.55% of total loans at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, loan growth was mainly concentrated in growth of our marine lending portfolio which falls into both the consumer installment loan and commercial and industrial loan portfolios. In addition to this strong marine lending growth, commercial real estate loans experienced an increase during the three months ended March 31, 2022 due largely to the expansion of the Bank’s current market area.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021. Charged-off loans were $47 thousand and $5 thousand for the three months ended March 31, 2022 and 2021, respectively. Recoveries were $35 thousand and $66 thousand for the three months ended March 31, 2022 and 2021, respectively. This resulted in net charge-offs of $12 thousand and net recoveries of $61 thousand for the three months ended March 31, 2022 and 2021, respectively. The ratio of net charge-offs (recoveries) to average loans was 0.00% and (0.01%) for the three months ended March 31, 2022 and 2021, respectively. The allowance for loan losses as a percentage of loans was 0.91% at March 31, 2022 and 0.89% at December 31, 2021. Excluding outstanding PPP loans, the allowance for loan losses as a percentage of total loans was 0.92% and 0.91% as of March 31, 2022 and December 31, 2021, respectively. The percentage of the allowance for loan losses to total loans was relatively unchanged as compared to the prior year end.  The slight net increase in the percentage was primarily due to a $76 thousand increase in specific reserves and relatively minor updates to qualitative ranges based on historical loss experience, while some qualitative considerations resulted in offsetting changes during the quarter (e.g., increasing inflation and declining unemployment). Refer to the Nonperforming Assets and Other Assets section for discussion on nonperforming loans.

All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans increased from 0.90% at December 31, 2021 to 0.91% at March 31, 2022. Management believes that the allowance for loan losses is currently adequate to absorb probable losses inherent in the loan portfolio. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known. The long-term effects of the pandemic may require the Company to fund increases in the allowance for loan losses in future periods.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing as detailed in the table below.

	March 31, 2022	December 31, 2021
Nonaccrual loans	$2,606	$2,723
Loans past due 90 days and accruing interest	—	43
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$2,606	$2,766

Allowance for loan losses	$9,315	$8,787

Gross loans	$1,021,459	$985,720

Allowance for loan losses to nonperforming assets	357%	318%

Allowance for loan losses to total loans	0.91%	0.89%

Allowance for loan losses to nonaccrual loans	357%	323%

Nonaccrual loans to total loans	0.26%	0.28%

Non-performing assets to period end loans and other real estate owned	0.26%	0.28%

Nonperforming assets decreased by $117 thousand during the three months ended March 31, 2022. Nonaccrual loans were $2.6 million and $2.7 million at March 31, 2022 and December 31, 2021. There were no OREO loans at March 31, 2022 and December 31, 2021. The percentage of nonperforming assets to loans and OREO was 0.26% at March 31, 2022 and 0.28% at December 31, 2021, respectively. There were no loans past due 90 days or more and still accruing interest at March 31, 2022 and $43 thousand in loans past due 90 days or more and still accruing at December 31, 2021.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, decreased to $1.58 million at March 31, 2022 compared to $1.63 million at December 31, 2021.

During the three months ended March 31, 2022, the Bank placed five loans totaling $358 thousand on nonaccrual status. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At March 31, 2022, the Company had $2.6 million in restructured loans with specific allowances totaling $39 thousand. At December 31, 2021, the Company had $2.7 million in restructured loans with specific allowances totaling $39 thousand. At March 31, 2022 and December 31, 2021, total restructured loans performing under the restructured terms and accruing interest were $2.5 million. Two loans, totaling $145 thousand, were in nonaccrual status at March 31, 2022. Two loans, totaling $149 thousand, were in nonaccrual status at December 31, 2021.

Deposits

Total deposits were $1.23 billion and $1.18 billion at March 31, 2022 and December 31, 2021, respectively. This represents an increase of $54.1 million or 4.59% during the three months ended March 31, 2022. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2022 and December 31, 2021. The growth in deposits was organic growth as we expand and grow into newer market areas.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $19.1 million or 4.05% from $470.4 million at December 31, 2021 to $489.4 million at March 31, 2022. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $35.9 million or 6.16% from $583.3 million at December 31, 2021 to $619.2 million at March 31, 2022. Time deposits decreased $911 thousand or .074% from $123.6 million at December 31, 2021 to $122.7 million at March 31, 2022.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2022 was $102.1 million, reflecting a percentage of total assets of 7.43%, as compared to $110.3 million and 8.46% at December 31, 2021. The reason for the decrease in shareholders’ equity during the first quarter of 2022 was due to the unrealized loss recognized on the securities available for sale portfolio. During the three months ended March 31, 2022 and 2021, the Company declared dividends of $0.28 and $0.27 per share, respectively.  The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At March 31, 2022, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio or “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. Under the final rule, an eligible banking organization may opt out and revert to the risk-weighting framework without restriction.  As a qualifying community banking organization, the Bank elected to measure its capital adequacy under the CBLR framework as of March 31, 2022 and it's leverage ratio was 9.84%.  At December 31, 2021, the Bank utilized the risk-based capital rules to assess its capital adequacy and it's leverage, tier 1, common equity tier 1, and total capital ratios were 8.84%, 10.44%, 10.44%, and 11.30%, respectively.  Through April 30, 2022, the Bank's capital ratios continued to exceed the regulatory minimums for well-capitalized institutions. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may fluctuate in future periods and limit our ability to pay dividends.

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”). See Note 14 to the Consolidated Financial Statements included in this Form 10-Q, for discussion of subordinated debt.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2022, liquid assets totaled $395.0 million as compared to $365.1 million at December 31, 2021. These amounts represent 31.05% and 30.61% of total liabilities at March 31, 2022 and December 31, 2021, respectively.  The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2021 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2021 Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).  The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the first quarter of 2022 pursuant to the Stock Repurchase Program.  The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 16, 2021.  The Program has an expiration date of June 30, 2022.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				148,825
January 1 - January 31, 2022	2,469	$34.60	2,469	146,356
February 1 - February 28, 2022	—	—	2,469	146,356
March 1 - March 31, 2022	942	34.61	3,411	145,414
	3,411	$34.60	3,411	145,414

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

4.1	Form of 4.50% Fixed to Floating Rate Subordinated Note due April 1, 2032 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 5, 2022).

10.1	Form of Subordinated Note Purchase Agreement, dated March 31, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2022).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of May, 2022.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer