Form 10-Q
period 2022-06-30
EAGLE FINANCIAL SERVICES INC
filed 2022-08-12
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 3, 2022 was 3,481,188.

3

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$17,765	$14,536
Interest-bearing deposits with other institutions	13,692	49,304
Federal funds sold	680	228
Total cash and cash equivalents	$32,137	$64,068
Securities available for sale, at fair value	179,363	192,321
Restricted investments	1,799	1,049
Loans held for sale	399	876
Loans	1,120,840	985,720
Allowance for loan losses	(9,847)	(8,787)
Net Loans	$1,110,993	$976,933
Bank premises and equipment, net	18,155	18,249
Bank owned life insurance	23,593	23,236
Other assets	36,074	26,306
Total assets	$1,402,513	$1,303,038
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$477,540	$470,355
Savings and interest bearing demand deposits	638,951	583,296
Time deposits	115,022	123,584
Total deposits	$1,231,513	$1,177,235
Federal funds purchased	28,575	—
Subordinated debt, net of unamortized issuance costs	29,343	—
Other liabilities	13,592	15,523
Total liabilities	$1,303,023	$1,192,758
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2022, 3,481,188 including 43,508 shares of unvested restricted stock; issued and outstanding 2021, 3,454,128 including 31,738 shares of unvested restricted stock	8,594	8,556
Surplus	12,594	12,115
Retained earnings	95,058	89,764
Accumulated other comprehensive (loss)	(16,756)	(155)
Total shareholders’ equity	$99,490	$110,280
Total liabilities and shareholders’ equity	$1,402,513	$1,303,038

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$11,663	$9,749	$22,283	$19,157
Interest and dividends on securities available for sale:
Taxable interest income	847	530	1,626	996
Interest income exempt from federal income taxes	75	107	158	225
Dividends	17	12	27	24
Interest on deposits in banks	41	15	56	27
Interest on federal funds sold	4	—	6	—
Total interest and dividend income	$12,647	$10,413	$24,156	$20,429
Interest Expense
Interest on deposits	$383	$434	$753	$921
Interest on federal funds purchased	8	—	8	—
Interest on subordinated debt	337	—	337	—
Total interest expense	$728	$434	$1,098	$921
Net interest income	$11,919	$9,979	$23,058	$19,508
Provision for Loan Losses	360	284	900	883
Net interest income after provision for loan losses	$11,559	$9,695	$22,158	$18,625
Noninterest Income
Wealth management fees	$1,062	$650	$1,983	$1,257
Service charges on deposit accounts	389	278	763	531
Other service charges and fees	1,029	1,066	1,938	2,073
(Loss) gain on sale of securities	—	(52)	—	24
(Loss) on disposal of bank premises and equipment	(11)	—	(11)	—
Gain on sale of loans	498	359	976	359
Bank owned life insurance income	178	118	357	223
Other operating income	704	231	1,086	610
Total noninterest income	$3,849	$2,650	$7,092	$5,077
Noninterest Expenses
Salaries and employee benefits	$5,983	$5,310	$11,935	$10,026
Occupancy expenses	516	413	1,034	869
Equipment expenses	258	238	515	462
Advertising and marketing expenses	146	105	257	184
Stationery and supplies	66	60	101	98
ATM network fees	310	312	596	562
Other real estate owned expense	—	6	—	5
Loss on other real estate owned	—	92	—	102
FDIC assessment	137	133	314	240
Computer software expense	184	281	438	470
Bank franchise tax	221	195	419	384
Professional fees	876	369	1,340	829
Data processing fees	479	373	959	775
Other operating expenses	1,352	840	2,543	1,637
Total noninterest expenses	$10,528	$8,727	$20,451	$16,643
Income before income taxes	$4,880	$3,618	$8,799	$7,059
Income Tax Expense	888	615	1,557	1,194
Net income	$3,992	$3,003	$7,242	$5,865
Earnings Per Share
Net income per common share, basic	$1.14	$0.87	$2.08	$1.71
Net income per common share, diluted	$1.14	$0.87	$2.08	$1.71

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$3,992	$3,003	$7,242	$5,865
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($1,588) and $9 for the three months ended and ($4,414) and ($573) for the six months ended, respectively	(5,973)	36	(16,601)	(2,157)
Total other comprehensive (loss) income	(5,973)	36	(16,601)	(2,157)
Total comprehensive (loss) income	$(1,981)	$3,039	$(9,359)	$3,708

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	$8,460	$10,811	$82,524	$3,279	$105,074
Net income	—	—	2,862	—	2,862
Other comprehensive (loss)	—	—	—	(2,193)	(2,193)
Vesting of restricted stock awards, stock incentive plan (10,258 shares)	26	(26)	—	—	—
Stock-based compensation expense	—	147	—	—	147
Issuance of common stock, dividend investment plan (6,260 shares)	16	165	—	—	181
Repurchase and retirement of common stock (2,814 shares)	(7)	(76)	—	—	(83)
Dividends declared ($0.27 per share)	—	—	(924)	—	(924)
March 31, 2021	$8,495	$11,021	$84,462	$1,086	$105,064
Net income	—	—	3,003	—	3,003
Other comprehensive income	—	—	—	36	36
Stock-based compensation expense	—	159	—	—	159
Issuance of common stock, dividend investment plan (4,702 shares)	12	146	—	—	158
Issuance of common stock, employee benefit plan (4,154 shares)	10	123	—	—	133
Repurchase and retirement of common stock (760 shares)	(2)	(23)	—	—	(25)
Dividends declared ($0.27 per share)	—	—	(926)	—	(926)
June 30, 2021	$8,515	$11,426	$86,539	$1,122	$107,602

December 31, 2021	$8,556	$12,115	$89,764	$(155)	$110,280
Net income	—	—	3,250	—	3,250
Other comprehensive (loss)	—	—	—	(10,628)	(10,628)
Vesting of restricted stock awards, stock incentive plan (12,468 shares)	31	(31)	—	—	—
Stock-based compensation expense	—	195	—	—	195
Issuance of common stock, dividend investment plan (2,782 shares)	7	90	—	—	97
Repurchase and retirement of common stock (3,411 shares)	(8)	(109)	—	—	(117)
Dividends declared ($0.28 per share)	—	—	(974)	—	(974)
March 31, 2022	$8,586	$12,260	$92,040	$(10,783)	$102,103
Net income	—	—	3,992		3,992
Other comprehensive (loss)	—	—	—	(5,973)	(5,973)
Stock-based compensation expense	—	222	—	—	222
Issuance of common stock, employee benefit plan (3,451 shares)	8	112	—	—	120
Dividends declared ($0.28 per share)	—	—	(974)	—	(974)
June 30, 2022	$8,594	$12,594	$95,058	$(16,756)	$99,490

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$7,242	$5,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	491	502
Amortization of other assets	327	218
Origination of loans held for sale	(8,698)	(5,655)
Proceeds from sale of loans held for sale	9,437	4,734
Net (gains) on sales of loans	(976)	(359)
Provision for loan losses	900	883
Loss on other real estate owned	—	102
Loss on the sale and disposal of premises and equipment	11	—
(Gain) on the sale of securities	—	(24)
Stock-based compensation expense	417	306
Premium amortization on securities, net	332	726
(Increase) in cash surrender value	(357)	(223)
Changes in assets and liabilities:
(Increase) in other assets	(4,707)	(1,733)
(Decrease) increase in other liabilities	(1,931)	164
Net cash provided by operating activities	$2,488	$5,506
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$17,424	$31,404
Proceeds from the sale of securities available for sale	—	15,885
Purchases of securities available for sale	(25,813)	(62,257)
Proceeds from the sale of restricted investments	—	222
Purchases of restricted investments	(750)	—
Purchases of bank-owned life insurance	—	(10,000)
Purchases of bank premises and equipment	(408)	(404)
Proceeds from the sale of other real estate owned	—	155
Changes in collateral posted with other financial institutions, net	(550)	—
Proceeds from sales of loans	68,363	18,182
Origination of loans net of principal collected	(203,033)	(58,964)
Net cash (used in) investing activities	$(144,767)	$(65,777)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$62,840	$88,880
Net (decrease) in time deposits	(8,562)	(2,580)
Net increase in federal funds purchased	28,575	—
Issuance of subordinated debt, net of issuance costs	29,343	—
Issuance of common stock, employee benefit plan	120	133
Repurchase and retirement of common stock	(117)	(108)
Cash dividends paid	(1,851)	(1,511)
Net cash provided by financing activities	$110,348	$84,814
(Decrease) increase in cash and cash equivalents	$(31,931)	$24,543
Cash and Cash Equivalents
Beginning	64,068	79,920
Ending	$32,137	$104,463
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$764	$960
Income taxes	$1,356	$1,164
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) on securities available for sale	$(21,015)	$(2,730)
Other real estate and repossessed assets acquired in settlement of loans	$—	$73
Issuance of common stock, dividend investment plan	$97	$339

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2022 and December 31, 2021, the results of operations and the changes in shareholders' equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. For the last several years, executive officers have been granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. In recent years, certain non-executive officers also have been granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date.  The Company's policy is to recognize forfeitures as they occur.  As of June 30, 2022, there was $738 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	31,738	$30.70	20,928	$29.98
Granted	25,048	34.24	26,630	30.52
Vested	(12,468)	30.00	(10,258)	31.11
Forfeited	(810)	29.69	(425)	31.05
Nonvested, end of period	43,508	$33.53	36,875	$30.04

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2022 and 2021. During 2022 and 2021, there were no potentially dilutive securities outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average number of common shares outstanding used to calculate basic and diluted earnings per share	3,479,591	3,433,387	3,476,001	3,430,131

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2022 and December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$14,656	$3	$(642)	$14,017
Mortgage-backed securities	163,908	—	(20,110)	143,798
Obligations of states and political subdivisions	18,282	47	(332)	17,997
Subordinated debt	3,750	—	(199)	3,551
	$200,596	$50	$(21,283)	$179,363

	December 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$14,541	$417	$(37)	$14,921
U.S. treasury notes	2,003	—	—	2,003
Mortgage-backed securities	152,391	753	(2,132)	151,012
Obligations of states and political subdivisions	21,104	773	—	21,877
Subordinated debt	2,500	11	(3)	2,508
	$192,539	$1,954	$(2,172)	$192,321

During the six months ended June 30, 2022, the Company sold no available for sale securities.  During the six months ended June 30, 2021, the Company sold $15.9 million of available for sale securities recognizing $143 thousand in gross gains and $119 thousand in gross losses.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2022 and December 31, 2021 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$13,013	$642	$—	$—	$13,013	$642
Mortgage-backed securities	109,725	13,999	34,073	6,111	143,798	20,110
Obligations of states and political subdivisions	10,923	332	—	—	10,923	332
Subordinated debt	2,801	199	—	—	2,801	199
	$136,462	$15,172	$34,073	$6,111	$170,535	$21,283

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$2,616	$37	$—	$—	$2,616	$37
Mortgage-backed securities	101,080	1,214	29,555	918	130,635	2,132
Subordinated debt	247	3	—	—	247	3
	$103,943	$1,254	$29,555	$918	$133,498	$2,172

Gross unrealized losses on available for sale securities included one hundred twenty one (121) and forty one (41) debt securities at June 30, 2022 and December 31, 2021, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at June 30, 2022 and December 31, 2021 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages.  The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $8.0 million at June 30, 2022 were pledged as security for trust accounts.

The composition of restricted investments at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Federal Reserve Bank Stock	$944	$344
Federal Home Loan Bank Stock	715	565
Community Bankers’ Bank Stock	140	140
	$1,799	$1,049

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at June 30, 2022 and December 31, 2021 was as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$63,083	$71,191
Secured by farmland	15,101	13,710
Secured by 1-4 family residential properties	266,822	263,723
Multifamily	39,249	29,093
Commercial	470,166	377,051
Commercial and industrial loans	159,279	143,378
Consumer installment loans	97,361	67,281
All other loans	5,147	16,798
Total loans	$1,116,208	$982,225
Net deferred loan costs and premiums	4,632	3,495
Allowance for loan losses	(9,847)	(8,787)
	$1,110,993	$976,933

At June 30, 2022, the Company was servicing $167.5 million of marine loans for other financial institutions which are not included in the table above.  Also excluded from the table above are net servicing assets of $339 thousand at June 30, 2022, which are recorded in other assets in the Consolidated Balance Sheets.  When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold.  Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for loan losses for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021 were as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2022	2021	2021
		(in thousands)
Balance, beginning	$8,787	$7,096	$7,096
Provision for loan losses	900	1,483	883
Recoveries added to the allowance	248	318	143
Loan losses charged to the allowance	(88)	(110)	(24)
Balance, ending	$9,847	$8,787	$8,098

Nonaccrual and past due loans by class at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$155	$—	$—	$155	$159,124	$159,279	$—	$73
Commercial Real Estate:
Owner Occupied	—	—	—	—	217,672	217,672	—	23
Non-owner occupied	—	—	—	—	252,494	252,494	—	1,361
Construction and Farmland:
Residential	—	—	—	—	11,030	11,030	—	—
Commercial	—	—	104	104	67,050	67,154	—	224
Consumer:
Installment	—	—	—	—	97,361	97,361	—	2
Residential:
Equity Lines	26	—	—	26	37,436	37,462	—	20
Single family	298	81	226	605	228,755	229,360	69	311
Multifamily	—	—	—	—	39,249	39,249	—	—
All Other Loans	—	—	—	—	5,147	5,147	—	—
Total	$479	$81	$330	$890	$1,115,318	$1,116,208	$69	$2,014

	December 31, 2021
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$8	$7	$—	$15	$143,363	$143,378	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	188,839	188,839	—	124
Non-owner occupied	146	—	130	276	187,936	188,212	—	1,547
Construction and Farmland:
Residential	—	—	—	—	10,077	10,077	—	—
Commercial	—	126	108	234	74,590	74,824	—	234
Consumer:
Installment	6	—	—	6	67,275	67,281	—	3
Residential:
Equity Lines	13	—	—	13	35,849	35,862	—	29
Single family	409	238	434	1,081	226,780	227,861	43	786
Multifamily	—	—	—	—	29,093	29,093	—	—
All Other Loans	—	—	—	—	16,798	16,798	—	—
Total	$582	$371	$672	$1,625	$980,600	$982,225	$43	$2,723

Allowance for loan losses by segment at June 30, 2022 and December 31, 2021 were as follows:

	As of and For the Six Months Ended
	June 30, 2022
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,794	$1,750	$1,650	$1,656	$646	$291	$—	$8,787
Charge-Offs	—	—	—	—	(29)	(59)	—	(88)
Recoveries	4	127	—	103	7	7	—	248
Provision	(336)	(167)	459	500	97	(91)	438	900
Ending balance	$2,462	$1,710	$2,109	$2,259	$721	$148	$438	$9,847
Ending balance: Individually evaluated for impairment	$—	$36	$—	$73	$—	$—	$—	$109
Ending balance: collectively evaluated for impairment	$2,462	$1,674	$2,109	$2,186	$721	$148	$438	$9,738
Loans:
Ending balance	$78,184	$306,071	$470,166	$159,279	$97,361	$5,147	$—	$1,116,208
Ending balance individually evaluated for impairment	$882	$2,814	$1,568	$162	$13	$—	$—	$5,439
Ending balance collectively evaluated for impairment	$77,302	$303,257	$468,598	$159,117	$97,348	$5,147	$—	$1,110,769

	December 31, 2021
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Charge-Offs	—	(13)	—	(10)	(19)	(68)	—	(110)
Recoveries	12	240	7	18	29	12	—	318
Provision	1,178	(406)	(2)	274	438	1	—	1,483
Ending balance	$2,794	$1,750	$1,650	$1,656	$646	$291	$—	$8,787
Ending balance: Individually evaluated for impairment	$—	$39	$—	$—	$—	$—	$—	$39
Ending balance: collectively evaluated for impairment	$2,794	$1,711	$1,650	$1,656	$646	$291	$—	$8,748
Loans:
Ending balance	$84,901	$292,816	$377,051	$143,378	$67,281	$16,798	$—	$982,225
Ending balance individually evaluated for impairment	$257	$2,778	$2,295	$108	$16	$—	$—	$5,454
Ending balance collectively evaluated for impairment	$84,644	$290,038	$374,756	$143,270	$67,265	$16,798	$—	$976,771

Impaired loans by class as of and for the periods ended June 30, 2022 and December 31, 2021 were as follows:

	As of
	June 30, 2022
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$101	$89	$—	$99	$3
Commercial Real Estate:
Owner Occupied	211	207	—	211	6
Non-owner occupied	1,596	1,361	—	1,361	—
Construction and Farmland:
Residential	639	639	—	617	12
Commercial	265	243	—	246	1
Consumer:
Installment	14	13	—	14	1
Residential
Equity lines	24	20	—	21	—
Single family	2,106	2,034	—	2,052	37
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$4,956	$4,606	$—	$4,621	$60
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$77	$73	$73	$73	$1
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	798	774	36	781	13
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$875	$847	$109	$854	$14
Total:
Commercial	$178	$162	$73	$172	$4
Commercial Real Estate	1,807	1,568	—	1,572	6
Construction and Farmland	904	882	—	863	13
Consumer	14	13	—	14	1
Residential	2,928	2,828	36	2,854	50
Other	—	—	—	—	—
Total	$5,831	$5,453	$109	$5,475	$74

(1)

Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $14 thousand at June 30, 2022.

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

Credit quality information by class at June 30, 2022 and December 31, 2021 was as follows:

	As of
	June 30, 2022
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$158,816	$390	$73	$—	$—	$159,279
Commercial Real Estate:
Owner Occupied	204,876	12,773	23	—	—	217,672
Non-owner occupied	234,250	16,501	1,743	—	—	252,494
Construction and Farmland:
Residential	11,030	—	—	—	—	11,030
Commercial	56,088	2,692	8,374	—	—	67,154
Residential:
Equity Lines	37,442	—	20	—	—	37,462
Single family	225,314	2,208	1,722	116	—	229,360
Multifamily	38,629	620	—	—	—	39,249
All other loans	5,147	—	—	—	—	5,147
Total	$971,592	$35,184	$11,955	$116	$—	$1,018,847

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$97,359	$2

	As of
	December 31, 2021
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$143,197	$176	$5	$—	$—	$143,378
Commercial Real Estate:
Owner Occupied	185,978	2,703	158	—	—	188,839
Non-owner occupied	180,830	4,819	2,563	—	—	188,212
Construction and Farm land:
Residential	10,077	—	—	—	—	10,077
Commercial	59,318	15,198	308	—	—	74,824
Residential:
Equity Lines	35,832	—	30	—	—	35,862
Single family	224,510	1,601	1,633	117	—	227,861
Multifamily	26,952	2,141	—	—	—	29,093
All other loans	16,798	—	—	—	—	16,798
Total	$883,492	$26,638	$4,697	$117	$—	$914,944

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$67,275	$6

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

There were 21 TDR loans totaling $3.4 million at June 30, 2022. At December 31, 2021, there were 17 TDR loans totaling $2.7 million. Two TDR loans, totaling $141 thousand, were in nonaccrual status at June 30, 2022. Two TDR loans, totaling $149 thousand, were in nonaccrual status at December 31, 2021. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at June 30, 2022 or December 31, 2021.

The following table sets forth information on the Company’s troubled debt restructurings by class of loans occurring during the three and six months ended June 30, 2022 and 2021. During the three and six months ended June 30, 2022, the Company classified 5 additional loans as troubled debt restructurings.

	Three Months Ended
	June 30, 2022
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate:
Owner Occupied	1	$185	$185
Construction and Farmland:
Residential	1	639	639
Residential:
Single family	3	539	557
Total	5	$1,363	$1,381

	Three Months Ended
	June 30, 2021
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$4	$4
Total	1	$4	4

	Six Months Ended
	June 30, 2022
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate:
Owner Occupied	1	$185	$185
Construction and Farmland:
Residential	1	639	639
Residential:
Single family	3	539	557
Total	5	$1,363	$1,381

	Six Months Ended
	June 30, 2021
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	2	$15	$15
Residential:
Single family	1	98	98
Total	3	$113	$113

During the three and six months ended June 30, 2022, the Company restructured five loans by granting concessions to the borrowers experiencing financial difficulty. Three loans were restructured renewing the loan for a twelve-month period.  One loan was restructured by extending the loan for three months.  One loan was restructured by refinancing the loan to extend the term.

During the three and six months ended June 30, 2021, the Company restructured one and three loans, respectively, by granting a concession to borrowers experiencing financial difficulty. These loans were restructured by reducing the loan payments and extending the term.

There were no payment defaults during the three and six months ended June 30, 2022 for TDRs that were restructured within the preceding twelve-month period.  There were also no payment defaults during the three and six months ended June 30, 2021.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve-month period subsequent to the modification.

NOTE 7. Deposits

The composition of deposits at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Noninterest bearing demand deposits	$477,540	$470,355
Savings and interest bearing demand deposits:
NOW accounts	$180,585	$162,690
Money market accounts	273,261	251,862
Regular savings accounts	185,105	168,744
	$638,951	$583,296
Time deposits:
Balances of less than $250,000	$58,067	$58,427
Balances of $250,000 and more	56,955	65,157
	$115,022	$123,584
	$1,231,513	$1,177,235

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

The following tables present information about the Company’s leases:

(dollars in thousands)
			June 30, 2022	December 31, 2021
Lease liabilities			$5,135	$5,289
Right-of-use assets			$4,954	$5,139
Weighted average remaining lease term			15 years	15 years
Weighted average discount rate			3.01%	2.99%

	Three Months Ended		Six Months Ended
Lease Cost	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$132	$86	$264	$151
Short-term lease cost	4	4	8	8
Total lease cost	$136	$90	$272	$159

Cash paid for amounts included in the measurement of lease liabilities	$116	$71	$232	$126

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	June 30, 2022
Twelve months ending June 30, 2023	$469
Twelve months ending June 30, 2024	476
Twelve months ending June 30, 2025	489
Twelve months ending June 30, 2026	458
Twelve months ending June 30, 2027	390
Thereafter	4,345
Total undiscounted cash flows	$6,627
Discount	(1,492)
Lease liabilities	$5,135

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

		Fair Value Measurements at
		June 30, 2022
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$14,107	$—	$14,017	$—
Mortgage-backed securities	143,798	—	143,798	—
Obligations of states and political subdivisions	17,997	—	17,997	—
Subordinated debt	3,551	—	3,551	—
Derivative:
Interest rate swaps	743	—	743	—
Total assets at fair value	$180,196	$—	$180,106	$—
Liabilities:
Interest rate swaps	$743	$—	$743	$—
Total liabilities at fair value	$743	$—	$743	$—

		Fair Value Measurements at
		December 31, 2021
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$14,921	$—	$14,921	$—
U.S. treasury notes	2,003	—	2,003	—
Mortgage-backed securities	151,012	—	151,012	—
Obligations of states and political subdivisions	21,877	—	21,877	—
Subordinated debt	2,508	—	2,508	—
Derivative:
Interest rate swap	58	—	58	—
Total assets at fair value	$192,379	$—	$192,379	$—
Liabilities:
Interest rate swap	$58	$—	$58	$—
Total liabilities at fair value	$58	$—	$58	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three and six months ended June 30, 2022 and the year ended December 31, 2021.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the  fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell.  The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above.  We believe that the fair value follows the provisions of GAAP.  The Company held no other real estate owned at June 30, 2022 and December 31, 2021.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

	Quantitative information about Level 3 Fair Value Measurements
	June 30, 2022
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

		Carrying value at
		June 30, 2022
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$735	$—	$—	$735
		Carrying value at
		December 31, 2021
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$746	$—	$—	$746

The carrying value and fair value of the Company’s financial instruments at June 30, 2022 and December 31, 2021 were as follows:

	Fair Value Measurements at
	June 30, 2022
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)	June 30, 2022
	(in thousands)
Financial assets:
Cash and short-term investments	$32,137	$32,137	$—	$—	$32,137
Securities	179,363	—	179,363	—	179,363
Restricted Investments	1,799	—	1,799	—	1,799
Loans held for sale	399		399	—	399
Loans, net	1,110,993	—	—	1,102,535	1,102,535
Bank owned life insurance	23,593	—	23,593	—	23,593
Accrued interest receivable	2,734	—	2,734	—	2,734
Interest rate swaps	743	—	743	—	743
Financial liabilities:
Deposits	$1,231,513	$—	$1,231,835	$—	$1,231,835
Subordinated debt, net of unamortized issuance costs	29,343	—	29,343	—	29,343
Accrued interest payable	401	—	401	—	401
Interest rate swaps	743	—	743	—	743

	Fair Value Measurements at
	December 31, 2021
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
	(in thousands)
Financial assets:
Cash and short-term investments	$64,068	$64,068	$—	$—	$64,068
Securities	192,321	—	192,321	—	192,321
Restricted Investments	1,049	—	1,049	—	1,049
Loans held for sale	876		876	—	876
Loans, net	976,933	—	—	969,612	969,612
Bank owned life insurance	23,236	—	23,236	—	23,236
Accrued interest receivable	2,634	—	2,634	—	2,634
Interest rate swap	58	—	58	—	58
Financial liabilities:
Deposits	$1,177,235	$—	$1,177,582	$—	$1,177,582
Accrued interest payable	67	—	67	—	67
Interest rate swap	58	—	58	—	58

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following table for the periods indicated:

	Three Months Ended
	June 30,
	2022			2021
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
April 1	$(10,802)	$19	$(10,783)	$1,067	$19	$1,086
Other comprehensive (loss) before reclassifications	(7,561)	—	(7,561)	(7)	—	(7)
Reclassifications	—	—	—	52	—	52
Tax effect of current period changes	1,588	—	1,588	(9)	—	(9)
Current period changes net of taxes	(5,973)	—	(5,973)	36	—	36
June 30	$(16,775)	$19	$(16,756)	$1,103	$19	$1,122

	Six Months Ended
	June 30,
	2022			2021
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(174)	$19	$(155)	$3,260	$19	$3,279
Other comprehensive (loss) before reclassifications	(21,015)	—	(21,015)	(2,706)	—	(2,706)
Reclassifications	—	—	—	(24)	—	(24)
Tax effect of current period changes	4,414	—	4,414	573	—	573
Current period changes net of taxes	(16,601)	—	(16,601)	(2,157)	—	(2,157)
June 30	$(16,775)	$19	$(16,756)	$1,103	$19	$1,122

   There were no reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2022.   For the three and six months ended June 30, 2021, $(52) thousand and $24 thousand, respectively, was reclassified out of accumulated other comprehensive income (loss) and appeared as (loss) gain on sale of securities in the Consolidated Statements of Income. The tax related to these reclassifications was $(11) thousand and $5 thousand, respectively, which is included in income tax expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (“OREO”) activity for the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2022	2021	2021
	(in thousands)
Balance, beginning	$—	$607	$607
Transfer from loans	—	266	73
Gain on foreclosures	—	—	—
Sales	—	(781)	(165)
Valuation adjustments	—	(92)	(92)
Balance, ending	$—	$—	$423

There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at June 30, 2022 and   December 31, 2021.

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

At June 30, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $2.5 million and $2.6 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $11 thousand at both June 30, 2022 and December 31, 2021. These balances are reflected in Other liabilities on the Consolidated Balance Sheets.  The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During each of the three months ended June 30, 2022 and June 30, 2021, the Company recognized amortization expense of $57 thousand. The Company recognized amortization expense of $114 thousand and $115 thousand for the six months ended June 30, 2022 and 2021, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2022 are $359 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the six months ended June 30, 2022 and 2021, were $180 thousand and $182 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet to address the compliance requirements.  Historic loan data has been gathered and reviewed for completeness and accuracy.  In addition, the committee is actively engaged in formalizing the Company’s calculation process including its approach for the development of loss rates and related qualitative adjustments with the assistance of a third-party vendor and anticipates running parallel allowance models under the current and new standard during the third quarter of 2022.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have not yet adopted ASU 2016-13, the effective date for ASU 2022-02 is the same as the effective date in ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures, provided they have adopted ASU 2016-13. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loans and other financial instruments

NOTE 14. Subordinated Debt

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Company plans to use the net proceeds of the Notes offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $657 thousand at June 30, 2022.

NOTE 15. Derivatives

The Company uses derivative financial instruments primarily to manage risks to the Company associated with changing interest rates, and to assist customers with their risk management objectives. Derivative contracts that are not designated in a qualifying hedging relationships include customer accommodation loan swaps.  The Company enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Company receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in “other assets” and “other liabilities” in the Consolidated Balance Sheets.  Changes in the fair value of loan swaps are recorded in other noninterest income and sum to zero because of the offsetting terms of the swaps with borrowers and the swaps with dealer counterparties.

The following table summarize key elements of the Company's derivative instruments at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$23,425	$743	$—
Matched interest rate swaps with counterparty	23,425	—	743

	December 31, 2021
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$2,391	$58	$—
Matched interest rate swaps with counterparty	2,391	—	58

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At June 30, 2022, the Company had total assets of $1.40 billion, net loans of $1.11 billion, total deposits of $1.23 billion, and shareholders’ equity of $99.5 million. The Company’s net income was $7.24 million for the six months ended June 30, 2022.

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

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	the successful management of interest rate risk;
•	risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	changes in general economic and business conditions in the Bank’s market area;
•	reliance on the Bank’s management team, including the ability to attract and retain key personnel;
•	changes in interest rates and interest rate policies;
•	maintaining capital levels adequate to support growth;
•	maintaining cost controls and asset qualities as new branches are opened or acquired;
•	demand, development and acceptance of new products and services;
•	problems with technology utilized by the Bank;
•	changing trends in customer profiles and behavior;
•	response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;
•	changes in banking, tax and other laws and regulations and interpretations or guidance thereunder; and
•	other factors described in Item 1A., “Risk Factors,” in the Company’s 2021 Form10-K.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2022 was $7.2 million, an increase of 23.48% or $1.4 million when compared to the same period in 2021.   Net income for the three months ended June 30, 2022 was $3.9 million, an increase of 32.93% or $989 thousand when compared to the same period in 2021.  Earnings per share, basic and diluted were $2.08 and $1.71 for the six months ended June 30, 2022 and 2021, respectively.  Earnings per share, basic and diluted were $1.14 and $0.87 for the three months ended June 30, 2022 and 2021, respectively

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2022 and 2021 was 1.08% and 1.01%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2022 and 2021 was 13.91% and 11.19%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $23.1 million and $19.5 million for the six months ended June 30, 2022 and 2021, respectively, which represents an increase of $3.6 million or 18.20%. Net interest income was $11.9 million and $10.0 million for the three months ended June 30, 2022 and 2021, respectively, which represents an increase of $1.9 million or 19.44%.  Net interest income increased primarily due to the increase in the average balance of the loan portfolio and the decrease in interest expense on deposits. Average interest earning assets increased $172.8 million when comparing the six months ended June 30, 2021 to the six months ended June 30, 2022 while the average yield on earning assets increased by seven basis points over that same period.

Total interest income was $24.2 million and $20.4 million for the six months ended June 30, 2022 and 2021, respectively, which represents an increase of $3.8 million or 18.24%. Total interest income was $12.6 million and $10.4 million for the three months ended June 30, 2022 and 2021, respectively, which represents an increase of $2.2 million or 21.45%. The increase in interest income was driven by an increase in the average balance of the loan portfolio. Total interest expense was $1.1 million and $921 thousand for the six months ended June 30, 2022 and 2021, respectively, which represents an increase of $177 thousand or 19.22%.  Total interest expense was $728 thousand and $434 thousand three months ended June 30, 2022 and 2021, respectively, which represents an increase of $294 thousand or 67.74% The majority of the increase in interest expense was due to the subordinated debt issuance on March 31, 2022.

The net interest margin was 3.66% and 3.59% for the six months ended June 30, 2022 and 2021, respectively. The net interest margin was 3.70% and 3.56% for the three months ended June 30, 2022 and 2021, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2022 and 2021.

Given the expectation of rising interest rates, net interest income and net interest margin could experience some improvement as interest earning assets generally reprice at a faster rate than liabilities for the remainder of 2022.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	June 30, 2022			June 30, 2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$177,539	$864	1.95%	$159,246	$542	1.36%
Tax-Exempt (1)	11,227	95	3.38%	16,237	135	3.35%
Total Securities	$188,766	$959	2.04%	$175,483	$677	1.55%
Loans:
Taxable	$1,068,464	$11,643	4.37%	$862,078	$9,667	4.50%
Non-accrual	2,470	—	—%	4,280	—	—%
Tax-Exempt (1)	2,697	26	3.79%	9,473	104	4.39%
Total Loans	$1,073,631	$11,669	4.36%	$875,831	$9,771	4.47%
Federal funds sold	3,068	4	0.54%	234	—	0.08%
Interest-bearing deposits in other banks	31,070	41	0.53%	83,366	15	0.08%
Total earning assets (2)	$1,294,065	$12,673	3.93%	$1,130,634	$10,463	3.71%
Allowance for loan losses	(9,536)			(7,862)
Total non-earning assets	92,788			78,573
Total assets	$1,377,317			$1,201,345

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$174,111	$90	0.21%	$144,914	$79	0.22%
Money market accounts	267,571	150	0.22%	213,311	148	0.28%
Savings accounts	182,095	29	0.06%	155,065	22	0.06%
Time deposits:
$250,000 and more	63,913	60	0.38%	67,706	114	0.67%
Less than $250,000	58,003	54	0.37%	58,520	71	0.49%
Total interest-bearing deposits	$745,693	$383	0.21%	$639,516	$434	0.27%
Federal funds purchased	2,876	8	1.11%	—	—	—%
Subordinated debt	29,332	337	4.62%	—	—	—%
Total interest-bearing liabilities	$777,901	$728	0.38%	$639,516	$434	0.27%
Noninterest-bearing liabilities:
Demand deposits	485,979			443,397
Other Liabilities	12,468			12,265
Total liabilities	$1,276,348			$1,095,178
Shareholders' equity	100,969			106,167
Total liabilities and shareholders' equity	$1,377,317			$1,201,345
Net interest income		$11,945			$10,029

Net interest spread			3.55%			3.44%
Interest expense as a percent of
average earning assets			0.23%			0.15%
Net interest margin			3.70%			3.56%

(1)	Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)	Non-accrual loans are not included in this total since they are not considered earning assets.
(3)	Annualized.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, 2022 and 2021(dollars in thousands):

	June 30, 2022			June 30, 2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$181,858	$1,653	1.83%	$151,753	$1,020	1.36%
Tax-Exempt (1)	12,032	200	3.35%	17,063	284	3.36%
Total Securities	$193,890	$1,853	1.93%	$168,816	$1,304	1.56%
Loans:
Taxable	1,038,503	22,242	4.32%	851,134	18,993	4.50%
Non-accrual	2,528	—	—%	4,430	—	—%
Tax-Exempt (1)	2,724	52	3.79%	9,516	208	4.41%
Total Loans	$1,043,755	$22,294	4.31%	$865,080	$19,201	4.48%
Federal funds sold	4,717	6	0.27%	222	—	0.08%
Interest-bearing deposits in other banks	34,652	56	0.33%	71,983	27	0.08%
Total earning assets (2)	$1,274,486	$24,209	3.83%	$1,101,671	$20,532	3.76%
Allowance for loan losses	(9,256)			(7,562)
Total non-earning assets	90,259			75,917
Total assets	$1,355,489			$1,170,026

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$169,690	$175	0.21%	$137,921	$153	0.22%
Money market accounts	262,673	294	0.23%	211,590	303	0.29%
Savings accounts	178,733	55	0.06%	149,792	44	0.06%
Time deposits:
$250,000 and more	64,480	120	0.38%	68,090	266	0.79%
Less than $250,000	58,047	109	0.38%	59,016	155	0.53%
Total interest-bearing deposits	$733,623	$753	0.21%	$626,409	$921	0.30%
Federal funds purchased	1,446	8	1.11%	—	—	—%
Subordinated debt	14,909	337	4.56%
Total interest-bearing liabilities	$749,978	$1,098	0.30%	$626,409	$921	0.30%
Noninterest-bearing liabilities:
Demand deposits	479,464			425,701
Other Liabilities	21,031			12,203
Total liabilities	$1,250,473			$1,064,313
Shareholders' equity	105,016			105,713
Total liabilities and shareholders' equity	$1,355,489			$1,170,026

Net interest income		$23,111			$19,611

Net interest spread			3.53%			3.46%
Interest expense as a percent of
average earning assets			0.17%			0.17%
Net interest margin			3.66%			3.59%

(1)Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.

(2)Non-accrual loans are not included in this total since they are not considered earning assets.

(3)Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$11,663	$9,749	$22,283	$19,157
Interest Income - Securities and Other Interest-Earnings Assets	984	664	1,873	1,272
Interest Expense - Deposits	383	434	753	921
Interest Expense - Other Borrowings	345	—	345	—
Total Net Interest Income	$11,919	$9,979	$23,058	$19,508
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$6	$22	$11	$44
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	20	28	42	59
Total Tax Benefit on Tax-Exempt Interest Income	$26	$50	$53	$103
Tax-Equivalent Net Interest Income	$11,945	$10,029	$23,111	$19,611

(1)	Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased from 3.76% to 3.83% for the six months ended June 30, 2021 and 2022, respectively. For those same time periods, the tax-equivalent yield on securities increased 37 basis points. The tax equivalent yield on loans decreased 17 basis points from 4.48% for the six months ended June 30, 2021 to 4.31% for the same time period in 2022. The increase in the tax-equivalent yield on earning assets for the six months ended June 30, 2022 resulted mostly from the increase in the tax-equivalent yield on securities. In the current rising interest rate environment, as securities are maturing and being called or sold, they are being replaced with securities at higher rates. The decrease in the yield on loans as compared to the corresponding period in 2021 was primarily due to the composition of the current loan portfolio.

The average rate on interest bearing liabilities was unchanged at 0.30% for the six months ended June 30, 2021 and 2022.  The average rate on interest bearing deposits decreased 9 basis points during the period. The majority of deposit growth has been in non-maturity deposit accounts which have traditionally paid a lower interest rate than maturity deposit accounts.  The growth in lower interest rate deposit accounts and the reduction in higher interest rate accounts as well as the repricing of those accounts, has resulted in a lower rate paid on interest bearing deposits. The cost of interest bearing liabilities was higher in the second quarter of 2022 and unchanged in the comparable six month periods, despite the previously mentioned reduction in the cost of interest bearing deposits due primarily to the issuance of subordinated debt on March 31, 2022.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for loan losses for the six months ended June 30, 2022 and 2021 was $900 thousand and $883 thousand, respectively. The provision for loan losses for the three months ended June 30, 2022 and 2021 was $360 thousand and $284 thousand, respectively.  The provision for the three and six months ended June 30, 2022 and 2021 resulted mostly from loan growth during the quarters.

Noninterest Income

Total noninterest income for the six months ended June 30, 2022 and 2021 was $7.1 million and $5.1 million, respectively and for the three months ended June 30, 2022 and 2021 was $3.8 million and $2.7 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and six months ended June 30, 2022 and 2021, which are included within the respective Consolidated Statements of Income headings.  Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Wealth management fees	$1,062	$650	$412	63%	$1,983	$1,257	$726	58%
Service charges on deposit accounts	389	278	111	40%	763	531	232	44%
Other service charges and fees	1,029	1,066	(37)	(3)%	1,938	2,073	(135)	(7)%
(Loss) gain on sale of securities	—	(52)	52	NM	—	24	(24)	NM
(Loss) on disposal of bank premises and equipment	(11)	—	(11)	NM	(11)	—	(11)	NM
Gain on sale of loans held for sale	498	359	139	39%	976	359	617	172%
Bank owned life insurance income	178	118	60	51%	357	223	134	60%
Other operating income	704	231	473	205%	1,086	610	476	78%
Total noninterest income	$3,849	$2,650	$1,199	45%	$7,092	$5,077	$2,015	40%

NM - Not Meaningful

Wealth management fee income increased from 2021 to 2022. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. With the addition of several new employees during 2021, total assets under management have seen an increase during the three and six months ended June 30, 2022 as well as over the second half of 2021.

Services charges on deposit accounts increased during the three and six months ended June 30, 2022 when compared to the same periods in 2021. This increase is mainly due to increases in overdraft charges. Overdraft charges can fluctuate based on changes in customer activity.

The amount of other services charges and fees is comprised primarily of loan servicing fee income, fees received from the Bank’s credit card program and fees generated from the Bank’s ATM/debit card programs. Other service charges and fees decreased during the three and six months ended June 30, 2022 when compared to the same period in 2021. This decrease can be attributed to a decrease in fees received from the Bank’s credit card program since the Bank’s credit card portfolio has now been brought in-house.

During the second quarter of 2021, the Bank began to sell mortgage and marine loans. During the first two quarters of 2022, the Company sold $9.4 million in mortgage loans on the secondary market and $68.4 million of marine loans from the commercial and consumer loan portfolios. These loan sales resulted in gains of $498 thousand and $976 thousand during the three and six months ended June 30, 2022. Beginning in the second quarter of 2021, the Company sold $4.7 million in mortgage loans on the secondary market and $18.2 million of loans from the commercial and consumer loan portfolios. These loan sales resulted in gains of $359 thousand during the three and six months ended June 30, 2021.

Bank owned life insurance (“BOLI”) income increased for the three and six months ended June 30, 2022 and 2021. The Company made an investment of $10.0 million during the second quarter of 2021, which has resulted in increased BOLI income for the three and six months ended June 30, 2022.

Noninterest Expenses

Total noninterest expenses increased $3.8 million or 23% for the six months ended June 30, 2022 compared to the same period in 2021.  Total noninterest expenses increased $1.8 million or 21% for the three months ended June 30, 2022 compared to the same period in 2021. The following table presents the components of noninterest expense for the three and six months ended June 30, 2022 and 2021, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and employee benefits	$5,983	$5,310	$673	13%	$11,935	$10,026	$1,909	19%
Occupancy expenses	516	413	103	25%	1,034	869	165	19%
Equipment expenses	258	238	20	8%	515	462	53	11%
Advertising and marketing expenses	146	105	41	39%	257	184	73	40%
Stationary and supplies	66	60	6	10%	101	98	3	3%
ATM network fees	310	312	(2)	(1)%	596	562	34	6%
Other real estate owned expense	—	6	(6)	NM	—	5	(5)	NM
Loss on other real estate owned	—	92	(92)	NM	—	102	(102)	NM
FDIC assessment	137	133	4	3%	314	240	74	31%
Computer software expense	184	281	(97)	(35)%	438	470	(32)	(7)%
Bank franchise tax	221	195	26	13%	419	384	35	9%
Professional fees	876	369	507	137%	1,340	829	511	62%
Data processing fees	479	373	106	28%	959	775	184	24%
Other operating expenses	1,352	840	512	61%	2,543	1,637	906	55%
Total noninterest expenses	$10,528	$8,727	$1,801	21%	$20,451	$16,643	$3,808	23%

NM - Not Meaningful

The Company’s growth has had an impact on noninterest expenses. Total assets have grown by $99.5 million or 7.63% from December 31, 2021 to June 30, 2022. This growth has required investments to be made in the Company’s infrastructure, causing increases in salaries and employee benefits, occupancy expenses and equipment expenses. In addition, increases in asset size and capital levels have impacted both the FDIC assessment and bank franchise tax amounts.

Salaries and employee benefits increased during the three and six months ended June 30, 2022 over 2021. Annual pay increases, newly hired employees, increasing insurance costs and enhanced employee incentive plans have attributed to these increases. The number of full-time equivalent employees (FTEs) has increased from 213 at June 30, 2021 to 227 at June 30, 2022.

Advertising and marketing expenses have increased during 2022 mostly due to increased web development and increased digital marketing campaigns.

Professional fees increased during 2022 over 2021. Included within professional fees, legal expenses have increased primarily from the expansion of the Bank’s wealth management business line and also its build out of the marine lending division.

Data processing fees expenses increased in 2022 due to the fees associated to the new general ledger system implemented in late 2021, the implementation of a new budget system and a new loan end-to-end platform system.

For the three and six months ended June 30, 2022 other operating expenses increased over 2021. This increase is due to increased loan related expenses due to a higher volume, employee travel expense for training, marketing and sales meetings, and charitable contributions.

The efficiency ratio of the Company was 67.69% and 67.07% for the six months ended June 30, 2022 and 2021, respectively.  The efficiency ratio of the Company was 66.61% and 67.83% for the three months ended June 30, 2022 and 2021 The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$10,528	$8,727	$20,451	$16,643
Less: Loss on other real estate owned	—	92	—	102
Adjusted noninterest expenses	$10,528	$8,635	$20,451	$16,541

Net interest income	11,919	9,979	23,058	19,508

Noninterest income	3,849	2,650	7,092	5,077
Less: (Loss) gain on sales of securities	—	(52)	—	24
Less: (Loss) on the sale and disposal of premises and equipment	(11)	—	(11)	—
Adjusted noninterest income	$3,860	$2,702	$7,103	$5,053
Tax equivalent adjustment (1)	26	50	53	103
Total net interest income and noninterest income, adjusted	$15,805	$12,731	$30,214	$24,664

Efficiency ratio	66.61%	67.83%	67.69%	67.07%

(1)	Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $1.6 million and $1.2 million during the six months ended June 30, 2022 and 2021, respectively.  Income tax expense was $888 thousand and $615 thousand during the three months ended June 30, 2022 and 2021, respectively. The effective tax rate was 17.70% and 16.91% for the six months ended June 30, 2022 and 2021, respectively.  The effective tax rate was 18.20% and 17.00% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by BOLI as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits. The slight increases in the 2022 periods as compared to the 2021 periods was primarily due to a lower proportion of tax exempt income to pre-tax earnings year over year.

FINANCIAL CONDITION

Securities

Total securities available for sale were $179.4 million at June 30, 2022, compared to $192.3 million at December 31, 2021. This represents an decrease of $12.9 million or 6.74%. The Company purchased $25.8 million of securities during the six months ended June 30, 2022. The Company had total maturities, calls, and principal repayments of $17.4 million during the six months ended June 30, 2022. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2022 and December 31, 2021. The Company had a net unrealized loss on available for sale securities of $21.2 million at June 30, 2022 as compared to a net unrealized loss of $218 thousand at December 31, 2021. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).  The primary cause of the unrealized losses at June 30, 2022 and December 31, 2021 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $1.12 billion and $985.7 million at June 30, 2022 and December 31, 2021, respectively. This represents an increase of $135.1 million or 13.71% during the six months ended June 30, 2022. The ratio of gross loans to deposits increased during the six months ended June 30, 2022 from 83.73% at December 31, 2021 to 91.01% at June 30, 2022 due to strong loan growth. Loan growth excluding changes in SBA PPP loans during the six months ended June 30, 2022 was $148.7 million or 15.33%. SBA PPP loans were originated during 2020 and 2021 and as of June 30, 2022 $2.4 million remained outstanding, down $13.5 million or 85.17% from December 31, 2021 due to forgiveness of the PPP loan balances.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2022 and December 31, 2021.

Residential real estate loans were $306.1 million or 27.31% and $292.8 million or 29.71% of total loans at June 30, 2022 and December 31, 2021, respectively. Commercial real estate loans were $470.2 million or 41.95% and $377.1 million or 38.25% of total loans at June 30, 2022 and December 31, 2021, respectively, representing an increase of $93.1 million or 24.7% during the six months ended June 30, 2022. Construction, land development, and farmland loans were $78.2 million or 6.98% and $84.9 million or 8.61% of total loans at June 30, 2022 and December 31, 2021, respectively. Consumer installment loans were $97.4 million or 8.69% and $67.3 million or 6.83% of total loans at June 30, 2022 and December 31, 2021, respectively, representing an increase of $30.1 million or 44.71% during the six months ended June 30, 2022. Commercial and industrial loans were $159.3 million or 14.21% and $143.4 million or 14.55% of total loans at June 30, 2022 and December 31, 2021, respectively.  During the six months ended June 30, 2022, loan growth was mainly concentrated in growth of our marine lending portfolio which falls into both the consumer installment loan and commercial and industrial loan portfolios. In addition to this strong marine lending growth, commercial real estate loans experienced an increase during the six months ended June 30, 2022 due largely to the expansion of the Bank’s current market area.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the six months ended June 30, 2022 and 2021 and the year ended December 31, 2021. Charged-off loans were $88 thousand and $24 thousand for the six months ended June 30, 2022 and 2021, respectively. Recoveries were $248 thousand and $143 thousand for the six months ended June 30, 2022 and 2021, respectively. This resulted in net recoveries of $160 thousand and $119 thousand for the six months ended June 30, 2022 and 2021, respectively. The ratio of net charge-offs (recoveries) to average loans was (0.02%) and (0.01%) for the six months ended June 30, 2022 and 2021, respectively. The allowance for loan losses as a percentage of loans was 0.88% at June 30, 2022 and 0.89% at December 31, 2021. Excluding outstanding PPP loans, the allowance for loan losses as a percentage of total loans was 0.88% and 0.91% as of June 30, 2022 and December 31, 2021, respectively. The percentage of the allowance for loan losses to total loans excluding PPP loans declined slightly as compared to the prior year end.  The slight decline during the year-to-date period in 2022 was attributable in part to the concentration of loan growth during the period in segments which carry lower reserves. Refer to the Nonperforming Assets and Other Assets section for discussion on nonperforming loans.

All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans decreased from 0.90% at December 31, 2021 to 0.88% at June 30, 2022. Management believes that the allowance for loan losses is currently adequate to absorb probable and estimable losses inherent in the loan portfolio. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing as detailed in the table below.

	June 30, 2022	December 31, 2021
Nonaccrual loans	$2,014	$2,723
Loans past due 90 days or more and accruing interest	69	43
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$2,083	$2,766

Allowance for loan losses	$9,847	$8,787

Gross loans	$1,120,840	$985,720

Allowance for loan losses to nonperforming assets	473%	318%

Allowance for loan losses to total loans	0.88%	0.89%

Allowance for loan losses to nonaccrual loans	489%	323%

Nonaccrual loans to total loans	0.18%	0.28%

Non-performing assets to period end loans and other real estate owned	0.19%	0.28%

Nonperforming assets decreased by $683 thousand during the six months ended June 30, 2022. Nonaccrual loans were $2.0 million and $2.7 million at June 30, 2022 and December 31, 2021. There was no OREO at June 30, 2022 and December 31, 2021. The percentage of nonperforming assets to loans and OREO was 0.19% at June 30, 2022 and 0.28% at December 31, 2021, respectively. There were $69 thousand in loans past due 90 days or more and still accruing at June 30, 2022 and $43 thousand in loans past due 90 days or more and still accruing at December 31, 2021.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, decreased to $890 thousand at June 30, 2022 compared to $1.6 million at December 31, 2021.

During the six months ended June 30, 2022, the Bank placed two loans totaling $11 thousand on nonaccrual status. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At June 30, 2022, the Company had $3.4 million in restructured loans with specific allowances totaling $36 thousand. At December 31, 2021, the Company had $2.7 million in restructured loans with specific allowances totaling $39 thousand. At June 30, 2022 and December 31, 2021, total restructured loans performing under the restructured terms and accruing interest were $3.2 million and $2.5 million, respectively. Two loans, totaling $141 thousand, were in nonaccrual status at June 30, 2022. Two loans, totaling $149 thousand, were in nonaccrual status at December 31, 2021.

Deposits

Total deposits were $1.23 billion and $1.18 billion at June 30, 2022 and December 31, 2021, respectively. This represents an increase of $54.3 million or 4.61% during the six months ended June 30, 2022. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2022 and December 31, 2021. The growth in deposits was organic growth as we expand and grow into newer market areas.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $7.1 million or 1.53% from $470.4 million at December 31, 2021 to $477.5 million at June 30, 2022. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $55.7 million or 9.54% from $583.3 million at December 31, 2021 to $639.0 million at June 30, 2022. Time deposits decreased $8.6 million or 6.93% from $123.6 million at December 31, 2021 to $115.0 million at June 30, 2022.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2022 was $99.5 million, reflecting a percentage of total assets of 7.09%, as compared to $110.3 million and 8.46% at December 31, 2021. The reason for the decrease in shareholders’ equity during the first half of 2022 was due to unrealized losses on the securities available for sale portfolio. During the six months ended June 30, 2022 and 2021, the Company declared dividends of $0.56 and $0.54 per share, respectively.  The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At June 30, 2022, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio or “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. Under the final rule, an eligible banking organization may opt out and revert to the risk-weighting framework without restriction.  As a qualifying community banking organization, the Bank elected to measure its capital adequacy under the CBLR framework as of June 30, 2022 and it's leverage ratio was 9.90%.  At December 31, 2021, the Bank utilized the risk-based capital rules to assess its capital adequacy and it's leverage, tier 1, common equity tier 1, and total capital ratios were 8.84%, 10.44%, 10.44%, and 11.30%, respectively.  Through June 30, 2022, the Bank's capital ratios continued to exceed the regulatory minimums for well-capitalized institutions. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may fluctuate in future periods and limit our ability to pay dividends.

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

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At June 30, 2022, liquid assets totaled $318.7 million as compared to $365.1 million at December 31, 2021. These amounts represented 24.46% and 30.61% of total liabilities at June 30, 2022 and December 31, 2021, respectively.  The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

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

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended).  The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table details the Company's purchases of its common stock during the second quarter of 2022 pursuant to the Stock Repurchase Program.  The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 15, 2022.  The Program has start date of July 1, 2022 and an expiration date of June 30, 2023.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				145,414
April 1 - April 30, 2022	—	$—	—	145,414
May 1 - May 31, 2022	—	—	—	145,414
June 1 - June 30, 2022	—	—	—	145,414
	—	$—	—	145,414

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

10.1

Amended and Restated Employment Agreement, dated May 31, 2022, between Eagle Financial Services, Inc. and Joseph T. Zmitrovich (included as Exhibit 10.1 to the Current Report on Form 8-k filed June 3 2022 and incorporated herein by reference).

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

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of August, 2022.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer