Form 10-Q
period 2022-09-30
EAGLE FINANCIAL SERVICES INC
filed 2022-11-10
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 4, 2022 was 3,490,171.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$16,094	$14,536
Interest-bearing deposits with other institutions	14,688	49,304
Federal funds sold	5,153	228
Total cash and cash equivalents	$35,935	$64,068
Securities available for sale, at fair value	151,753	192,321
Restricted investments, at cost	4,608	1,049
Loans held for sale	90	876
Loans	1,201,841	985,720
Allowance for loan losses	(10,742)	(8,787)
Net Loans	$1,191,099	$976,933
Bank premises and equipment, net	17,972	18,249
Bank owned life insurance	23,731	23,236
Other assets	47,932	26,306
Total assets	$1,473,120	$1,303,038
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$491,184	$470,355
Savings and interest bearing demand deposits	632,081	583,296
Time deposits	130,849	123,584
Total deposits	$1,254,114	$1,177,235
Federal Home Loan Bank advances	75,000	—
Subordinated debt, net of unamortized issuance costs	29,360	—
Other liabilities	16,146	15,523
Total liabilities	$1,374,620	$1,192,758
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2022, 3,490,171 including 50,108 shares of unvested restricted stock; issued and outstanding 2021, 3,454,128 including 31,738 shares of unvested restricted stock	8,600	8,556
Surplus	13,003	12,115
Retained earnings	98,128	89,764
Accumulated other comprehensive (loss)	(21,231)	(155)
Total shareholders’ equity	$98,500	$110,280
Total liabilities and shareholders’ equity	$1,473,120	$1,303,038

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and Dividend Income
Interest and fees on loans	$13,282	$10,049	$35,565	$29,206
Interest and dividends on securities available for sale:
Taxable interest income	851	600	2,477	1,596
Interest income exempt from federal income taxes	59	96	217	321
Dividends	22	11	49	35
Interest on deposits in banks	143	26	199	53
Interest on federal funds sold	9	—	15	—
Total interest and dividend income	$14,366	$10,782	$38,522	$31,211
Interest Expense
Interest on deposits	$714	$383	$1,467	$1,304
Interest on federal funds purchased	11	—	19	—
Interest on Federal Home Loan Bank advances	404	—	404	—
Interest on subordinated debt	338	—	675	—
Total interest expense	$1,467	$383	$2,565	$1,304
Net interest income	$12,899	$10,399	$35,957	$29,907
Provision for Loan Losses	—	300	900	1,183
Net interest income after provision for loan losses	$12,899	$10,099	$35,057	$28,724
Noninterest Income
Wealth management fees	$1,094	$876	$3,077	$2,133
Service charges on deposit accounts	432	338	1,195	869
Other service charges and fees	1,061	964	2,999	3,037
(Loss) gain on sale of securities	(737)	—	(737)	24
Gain (loss) on disposal of bank premises and equipment	8	—	(3)	—
Gain on sale of loans	568	486	1,544	845
Bank owned life insurance income	138	145	495	368
Other operating income	600	72	1,686	682
Total noninterest income	$3,164	$2,881	$10,256	$7,958
Noninterest Expenses
Salaries and employee benefits	$6,938	$5,947	$18,873	$15,973
Occupancy expenses	528	450	1,562	1,319
Equipment expenses	299	246	814	708
Advertising and marketing expenses	181	102	438	286
Stationery and supplies	34	27	135	125
ATM network fees	381	285	977	847
Other real estate owned expense	—	32	—	37
Loss on other real estate owned	—	26	—	128
FDIC assessment	116	169	430	409
Computer software expense	252	282	690	752
Bank franchise tax	234	199	653	583
Professional fees	270	289	1,610	1,118
Data processing fees	427	418	1,386	1,193
Other operating expenses	1,398	1,051	3,941	2,688
Total noninterest expenses	$11,058	$9,523	$31,509	$26,166
Income before income taxes	$5,005	$3,457	$13,804	$10,516
Income Tax Expense	923	584	2,480	1,778
Net income	$4,082	$2,873	$11,324	$8,738
Earnings Per Share
Net income per common share, basic	$1.17	$0.83	$3.25	$2.54
Net income per common share, diluted	$1.17	$0.83	$3.25	$2.54

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$4,082	$2,873	$11,324	$8,738
Other comprehensive (loss):
Unrealized (loss) on available for sale securities net of reclassification adjustments, and net of deferred income tax of ($1,189) and $(10) for the three months ended and ($5,603) and ($583) for the nine months ended, respectively	(4,475)	(37)	(21,076)	(2,194)
Total other comprehensive (loss)	(4,475)	(37)	(21,076)	(2,194)
Total comprehensive (loss) income	$(393)	$2,836	$(9,752)	$6,544

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	$8,460	$10,811	$82,524	$3,279	$105,074
Net income	—	—	2,862	—	2,862
Other comprehensive (loss)	—	—	—	(2,193)	(2,193)
Vesting of restricted stock awards, stock incentive plan (10,258 shares)	26	(26)	—	—	—
Stock-based compensation expense	—	147	—	—	147
Issuance of common stock, dividend investment plan (6,260 shares)	16	165	—	—	181
Repurchase and retirement of common stock (2,814 shares)	(7)	(76)	—	—	(83)
Dividends declared ($0.27 per share)	—	—	(924)	—	(924)
March 31, 2021	$8,495	$11,021	$84,462	$1,086	$105,064
Net income	—	—	3,003	—	3,003
Other comprehensive income	—	—	—	36	36
Stock-based compensation expense	—	159	—	—	159
Issuance of common stock, dividend investment plan (4,702 shares)	12	146	—	—	158
Issuance of common stock, employee benefit plan (4,154 shares)	10	123	—	—	133
Repurchase and retirement of common stock (760 shares)	(2)	(23)	—	—	(25)
Dividends declared ($0.27 per share)	—	—	(926)	—	(926)
June 30, 2021	$8,515	$11,426	$86,539	$1,122	$107,602
Net income	—	—	2,873	—	2,873
Other comprehensive (loss)	—	—	—	(37)	(37)
Vesting of restricted stock awards, stock incentive plan (2,000 shares)	5	(5)	—	—	—
Stock-based compensation expense	—	311	—	—	311
Issuance of common stock, dividend investment plan (1,731 shares)	4	55	—	—	59
Repurchase and retirement of common stock (1,175 shares)	(3)	(37)	—	—	(40)
Dividends declared ($0.28 per share)	—	—	(966)	—	(966)
September 30, 2021	$8,521	$11,750	$88,446	$1,085	$109,802

December 31, 2021	$8,556	$12,115	$89,764	$(155)	$110,280
Net income	—	—	3,250	—	3,250
Other comprehensive (loss)	—	—	—	(10,628)	(10,628)
Vesting of restricted stock awards, stock incentive plan (12,468 shares)	31	(31)	—	—	—
Stock-based compensation expense	—	195	—	—	195
Issuance of common stock, dividend investment plan (2,782 shares)	7	90	—	—	97
Repurchase and retirement of common stock (3,411 shares)	(8)	(109)	—	—	(117)
Dividends declared ($0.28 per share)	—	—	(974)	—	(974)
March 31, 2022	$8,586	$12,260	$92,040	$(10,783)	$102,103
Net income	—	—	3,992		3,992
Other comprehensive (loss)	—	—	—	(5,973)	(5,973)
Stock-based compensation expense	—	222	—	—	222
Issuance of common stock, employee benefit plan (3,451 shares)	8	112	—	—	120
Dividends declared ($0.28 per share)	—	—	(974)	—	(974)
June 30, 2022	$8,594	$12,594	$95,058	$(16,756)	$99,490
Net income	—	—	4,082		4,082
Other comprehensive (loss)	—	—	—	(4,475)	(4,475)
Stock-based compensation expense	—	329	—	—	329
Issuance of common stock, dividend investment plan (2,800 shares)	7	94	—	—	101
Issuance of common stock, employee benefit plan (614 shares)	2	20	—	—	22
Repurchase and retirement of common stock (1,031 shares)	(3)	(34)	—	—	(37)
Dividends declared ($0.29 per share)	—	—	(1,012)	—	(1,012)
September 30, 2022	$8,600	$13,003	$98,128	$(21,231)	$98,500

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net income	$11,324	$8,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	734	750
Amortization of other assets	525	405
Amortization of debt issuance costs	33	—
Origination of loans held for sale	(13,244)	(12,424)
Proceeds from sale of loans held for sale	14,515	11,673
Net (gains) on sales of loans	(1,544)	(845)
Provision for loan losses	900	1,183
Loss on other real estate owned	—	128
Loss on the sale and disposal of premises and equipment	3	—
Loss (gain) on the sale of securities	737	(24)
Stock-based compensation expense	746	617
Premium amortization on securities, net	460	988
(Increase) in cash surrender value	(495)	(368)
Changes in assets and liabilities:
(Increase) in other assets	(10,691)	(1,251)
Increase in other liabilities	623	227
Net cash provided by operating activities	$4,626	$9,797
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$24,135	$41,711
Proceeds from the sale of securities available for sale	10,813	15,885
Purchases of securities available for sale	(26,813)	(97,821)
Proceeds from the sale of restricted investments	—	222
Purchases of restricted investments	(3,559)	(4)
Purchases of bank-owned life insurance	—	(10,000)
Purchases of bank premises and equipment	(493)	(597)
Proceeds from the sale of bank premises and equipment	33	—
Changes in collateral posted with other financial institutions, net	(700)	—
Proceeds from sales of loans	97,814	41,516
Origination of loans net of principal collected	(312,421)	(127,907)
Net cash (used in) investing activities	$(211,191)	$(136,443)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$69,614	$121,581
Net increase (decrease) in time deposits	7,265	(4,014)
Net increase in Federal Home Loan Bank advances	75,000	—
Issuance of subordinated debt, net of issuance costs	29,327	—
Issuance of common stock, employee benefit plan	142	133
Repurchase and retirement of common stock	(154)	(148)
Cash dividends paid	(2,762)	(2,418)
Net cash provided by financing activities	$178,432	$115,134
(Decrease) in cash and cash equivalents	$(28,133)	$(11,512)
Cash and Cash Equivalents
Beginning	64,068	79,920
Ending	$35,935	$68,408
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,436	$1,347
Income taxes	$2,541	$1,943
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) on securities available for sale	$(26,679)	$(2,777)
Other real estate and repossessed assets acquired in settlement of loans	$—	$266
Issuance of common stock, dividend investment plan	$198	$398
Lease liabilities arising from right-of-use assets	$—	$79
Sales of securities available for sale settled subsequent to quarter end	$4,557	$—

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2022 and December 31, 2021, the results of operations and the changes in shareholders' equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. In general, outside directors are periodically granted restricted shares which vest over a period of less than 9 months. For the last several years, executive officers have been granted restricted shares which vest over a 3 year service period and restricted shares which vest based on meeting annual performance measures over a 1 year period. In recent years, certain non-executive officers also have been granted restricted shares which vest over a 3 year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of September 30, 2022, there was $645 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	31,738	$30.70	20,928	$29.98
Granted	31,648	34.40	32,496	31.16
Vested	(12,468)	30.00	(12,258)	30.95
Forfeited	(810)	29.69	(425)	31.05
Nonvested, end of period	50,108	$33.72	40,741	$30.62

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2022 and 2021. During 2022 and 2021, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average number of common shares outstanding used to calculate basic and diluted earnings per share	3,487,555	3,448,352	3,479,876	3,436,271

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2022 and December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,994	$—	$(783)	$9,211
Mortgage-backed securities	156,879	—	(25,337)	131,542
Obligations of states and political subdivisions	7,027	—	(408)	6,619
Subordinated debt	4,750	—	(369)	4,381
	$178,650	$—	$(26,897)	$151,753

	December 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$14,541	$417	$(37)	$14,921
U.S. treasury notes	2,003	—	—	2,003
Mortgage-backed securities	152,391	753	(2,132)	151,012
Obligations of states and political subdivisions	21,104	773	—	21,877
Subordinated debt	2,500	11	(3)	2,508
	$192,539	$1,954	$(2,172)	$192,321

During the nine months ended September 30, 2022, the Company sold $15.4 million of available for sale securities recognizing $6 thousand in gross gains and $743 thousand in gross losses. During the nine months ended September 30, 2021, the Company sold $15.9 million of available for sale securities recognizing $143 thousand in gross gains and $119 thousand in gross losses.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2022 and December 31, 2021 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,210	$783	$—	$—	$9,210	$783
Mortgage-backed securities	33,673	4,519	97,869	20,818	131,542	25,337
Obligations of states and political subdivisions	6,580	408	—	—	6,580	408
Subordinated debt	3,631	369	—	—	3,631	369
	$53,094	$6,079	$97,869	$20,818	$150,963	$26,897

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$2,616	$37	$—	$—	$2,616	$37
Mortgage-backed securities	101,080	1,214	29,555	918	130,635	2,132
Subordinated debt	247	3	—	—	247	3
	$103,943	$1,254	$29,555	$918	$133,498	$2,172

Gross unrealized losses on available for sale securities included one hundred five (105) and forty one (41) debt securities at September 30, 2022 and December 31, 2021, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at September 30, 2022 and December 31, 2021 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is more likely than not that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Securities having a carrying value of $8.5 million at September 30, 2022 were pledged as security for trust accounts.

The composition of restricted investments at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Federal Reserve Bank Stock	$944	$344
Federal Home Loan Bank Stock	3,524	565
Community Bankers’ Bank Stock	140	140
	$4,608	$1,049

NOTE 5. Loans and Allowance for Loan Losses

The composition of loans at September 30, 2022 and December 31, 2021 was as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$69,255	$71,191
Secured by farmland	16,220	13,710
Secured by 1-4 family residential properties	280,880	263,723
Multifamily	38,877	29,093
Commercial	491,364	377,051
Commercial and industrial loans	179,848	143,378
Consumer installment loans	107,877	67,281
All other loans	11,167	16,798
Total loans	$1,195,488	$982,225
Net deferred loan costs and premiums	6,353	3,495
Allowance for loan losses	(10,742)	(8,787)
	$1,191,099	$976,933

At September 30, 2022, the Company was servicing $178.0 million of marine loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $466 thousand at September 30, 2022, which are recorded in other assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for loan losses for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021 were as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2022	2021	2021
		(in thousands)
Balance, beginning	$8,787	$7,096	$7,096
Provision for loan losses	900	1,483	1,183
Recoveries added to the allowance	1,224	318	238
Loan losses charged to the allowance	(169)	(110)	(69)
Balance, ending	$10,742	$8,787	$8,448

Nonaccrual and past due loans by class at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$301	$32	$73	$406	$179,442	$179,848	$—	$73
Commercial Real Estate:
Owner Occupied	—	—	—	—	219,493	219,493	—	22
Non-owner occupied	—	271	—	271	271,600	271,871	—	1,353
Construction and Farmland:
Residential	—	208	—	208	9,818	10,026	—	—
Commercial	—	—	103	103	75,346	75,449	—	655
Consumer:
Installment	262	—	—	262	107,615	107,877	—	1
Residential:
Equity Lines	137	—	—	137	40,835	40,972	—	19
Single family	—	172	156	328	239,580	239,908	—	304
Multifamily	—	—	—	—	38,877	38,877	—	—
All Other Loans	—	—	—	—	11,167	11,167	—	—
Total	$700	$683	$332	$1,715	$1,193,773	$1,195,488	$—	$2,427

	December 31, 2021
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$8	$7	$—	$15	$143,363	$143,378	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	188,839	188,839	—	124
Non-owner occupied	146	—	130	276	187,936	188,212	—	1,547
Construction and Farmland:
Residential	—	—	—	—	10,077	10,077	—	—
Commercial	—	126	108	234	74,590	74,824	—	234
Consumer:
Installment	6	—	—	6	67,275	67,281	—	3
Residential:
Equity Lines	13	—	—	13	35,849	35,862	—	29
Single family	409	238	434	1,081	226,780	227,861	43	786
Multifamily	—	—	—	—	29,093	29,093	—	—
All Other Loans	—	—	—	—	16,798	16,798	—	—
Total	$582	$371	$672	$1,625	$980,600	$982,225	$43	$2,723

Allowance for loan losses by segment at September 30, 2022 and December 31, 2021 were as follows:

	As of and For the Nine Months Ended
	September 30, 2022
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,794	$1,750	$1,650	$1,656	$646	$291	$—	$8,787
Charge-Offs	—	(2)	—	—	(67)	(100)	—	(169)
Recoveries	5	883	197	107	21	11	—	1,224
Provision	(84)	(862)	352	702	397	185	210	900
Ending balance	$2,715	$1,769	$2,199	$2,465	$997	$387	$210	$10,742
Ending balance: Individually evaluated for impairment	$—	$32	$—	$374	$—	$—	$—	$406
Ending balance: collectively evaluated for impairment	$2,715	$1,737	$2,199	$2,091	$997	$387	$210	$10,336
Loans:
Ending balance	$85,475	$319,757	$491,364	$179,848	$107,877	$11,167	$—	$1,195,488
Ending balance individually evaluated for impairment	$1,042	$3,482	$1,989	$453	$24	$—	$—	$6,990
Ending balance collectively evaluated for impairment	$84,433	$316,275	$489,375	$179,395	$107,853	$11,167	$—	$1,188,498

	December 31, 2021
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Charge-Offs	—	(13)	—	(10)	(19)	(68)	—	(110)
Recoveries	12	240	7	18	29	12	—	318
Provision	1,178	(406)	(2)	274	438	1	—	1,483
Ending balance	$2,794	$1,750	$1,650	$1,656	$646	$291	$—	$8,787
Ending balance: Individually evaluated for impairment	$—	$39	$—	$—	$—	$—	$—	$39
Ending balance: collectively evaluated for impairment	$2,794	$1,711	$1,650	$1,656	$646	$291	$—	$8,748
Loans:
Ending balance	$84,901	$292,816	$377,051	$143,378	$67,281	$16,798	$—	$982,225
Ending balance individually evaluated for impairment	$257	$2,778	$2,295	$108	$16	$—	$—	$5,454
Ending balance collectively evaluated for impairment	$84,644	$290,038	$374,756	$143,270	$67,265	$16,798	$—	$976,771

Impaired loans by class as of and for the periods ended September 30, 2022 and December 31, 2021 were as follows:

	As of
	September 30, 2022
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$91	$79	$—	$94	$4
Commercial Real Estate:
Owner Occupied	208	204	—	209	9
Non-owner occupied	2,029	1,785	—	1,792	15
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	1,059	1,045	—	1,056	13
Consumer:
Installment	25	24	—	26	1
Residential
Equity lines	23	19	—	20	—
Single family	2,895	2,798	—	2,836	76
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$6,330	$5,954	$—	$6,033	$118
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$379	$374	$374	$413	$17
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	699	678	32	687	20
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$1,078	$1,052	$406	$1,100	$37
Total:
Commercial	$470	$453	$374	$507	$21
Commercial Real Estate	2,237	1,989	—	2,001	24
Construction and Farmland	1,059	1,045	—	1,056	13
Consumer	25	24	—	26	1
Residential	3,617	3,495	32	3,543	96
Other	—	—	—	—	—
Total	$7,408	$7,006	$406	$7,133	$155

(1)
Recorded investment is defined as the summation of the outstanding principal balance, accrued interest, net deferred loan fees or costs, and any partial charge-offs. Accrued interest and net deferred loan fees or costs totaled $16 thousand at September 30, 2022.

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

Credit quality information by class at September 30, 2022 and December 31, 2021 was as follows:

	As of
	September 30, 2022
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$179,618	$157	$73	$—	$—	$179,848
Commercial Real Estate:
Owner Occupied	200,192	19,279	22	—	—	219,493
Non-owner occupied	261,315	8,556	2,000	—	—	271,871
Construction and Farmland:
Residential	9,818	208	—	—	—	10,026
Commercial	63,482	3,203	8,764	—	—	75,449
Residential:
Equity Lines	40,952	—	20	—	—	40,972
Single family	235,445	3,041	1,306	116	—	239,908
Multifamily	38,877	—	—	—	—	38,877
All other loans	11,167	—	—	—	—	11,167
Total	$1,040,866	$34,444	$12,185	$116	$—	$1,087,611

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$107,876	$1

	As of
	December 31, 2021
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$143,197	$176	$5	$—	$—	$143,378
Commercial Real Estate:
Owner Occupied	185,978	2,703	158	—	—	188,839
Non-owner occupied	180,830	4,819	2,563	—	—	188,212
Construction and Farm land:
Residential	10,077	—	—	—	—	10,077
Commercial	59,318	15,198	308	—	—	74,824
Residential:
Equity Lines	35,832	—	30	—	—	35,862
Single family	224,510	1,601	1,633	117	—	227,861
Multifamily	26,952	2,141	—	—	—	29,093
All other loans	16,798	—	—	—	—	16,798
Total	$883,492	$26,638	$4,697	$117	$—	$914,944

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$67,275	$6

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

There were 26 TDR loans totaling $4.4 million at September 30, 2022. At December 31, 2021, there were 17 TDR loans totaling $2.7 million. Two TDR loans, totaling $136 thousand, were in nonaccrual status at September 30, 2022. Two TDR loans, totaling $149 thousand, were in nonaccrual status at December 31, 2021. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at September 30, 2022 or December 31, 2021.

The following tables set forth information on the Company’s troubled debt restructurings by class of loans occurring during the three and nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, nine loans were modified in TDRs, with six loans being newly classified as TDRs during the three months ended September 30, 2022. During the three months ended September 30, 2021, three loans were modified in TDRs.

	Three Months Ended
	September 30, 2022
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$20	$21
Residential:
Single family	4	894	894
Total	5	$914	$915

	Three Months Ended
	September 30, 2021
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment
Total	—	$—	—

	Nine Months Ended
	September 30, 2022
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial
Commercial Real Estate:
Owner Occupied	1	$185	$185
Non-Owner Occupied	1	$161	$161
Construction and Farmland:
Commercial	1	639	639
Consumer:
Installment	1	$20	$21
Residential:
Equity
Single family	7	1,433	1,451
Total	11	$2,438	$2,457

	Nine Months Ended
	September 30, 2021
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	2	$15	$15
Residential:
Single family	1	98	98
Total	3	$113	$113

During the three and nine months ended September 30, 2022, the Company restructured eleven loans by granting concessions to the borrowers experiencing financial difficulty. Eight loans were restructured renewing or extending the loan beyond the original maturity date. One loan was restructured by refinancing and providing cash out to the borrower. Two loans were restructured by refinancing the loans to extend the term.

During the nine months ended September 30, 2021, the Company restructured three loans by granting a concession to borrowers experiencing financial difficulty. These loans were restructured by reducing the loan payments and extending the term.

There were no payment defaults during the three and nine months ended September 30, 2022 for TDRs that were restructured within the preceding twelve-month period. There were no payment defaults during the three and nine months ended September 30, 2021.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve-month period subsequent to the modification.

NOTE 7. Deposits

The composition of deposits at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Noninterest bearing demand deposits	$491,184	$470,355
Savings and interest bearing demand deposits:
NOW accounts	$168,543	$162,690
Money market accounts	281,839	251,862
Regular savings accounts	181,699	168,744
	$632,081	$583,296
Time deposits:
Balances of less than $250,000	$71,059	$58,427
Balances of $250,000 and more	59,790	65,157
	$130,849	$123,584
	$1,254,114	$1,177,235

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

The following tables present information about the Company’s leases:

(dollars in thousands)
			September 30, 2022	December 31, 2021
Lease liabilities			$5,057	$5,289
Right-of-use assets			$4,860	$5,139
Weighted average remaining lease term			14 years	15 years
Weighted average discount rate			3.02%	2.99%

	Three Months Ended		Nine Months Ended
Lease Cost	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$132	$106	$396	$257
Short-term lease cost	3	7	11	15
Total lease cost	$135	$113	$407	$272

Cash paid for amounts included in the measurement of lease liabilities	$116	$83	$348	$209

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	September 30, 2022
Twelve months ending September 30, 2023	$471
Twelve months ending September 30, 2024	478
Twelve months ending September 30, 2025	497
Twelve months ending September 30, 2026	428
Twelve months ending September 30, 2027	390
Thereafter	4,247
Total undiscounted cash flows	$6,511
Discount	(1,454)
Lease liabilities	$5,057

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

		Fair Value Measurements at
		September 30, 2022
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$9,211	$—	$9,211	$—
Mortgage-backed securities	131,542	—	131,542	—
Obligations of states and political subdivisions	6,619	—	6,619	—
Subordinated debt	4,381	—	4,381	—
Derivative:
Interest rate swaps	1,120	—	1,120	—
Total assets at fair value	$152,873	$—	$152,873	$—
Liabilities:
Interest rate swaps	$1,120	$—	$1,120	$—
Total liabilities at fair value	$1,120	$—	$1,120	$—

		Fair Value Measurements at
		December 31, 2021

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$14,921	$—	$14,921	$—
U.S. treasury notes	2,003	—	2,003	—
Mortgage-backed securities	151,012	—	151,012	—
Obligations of states and political subdivisions	21,877	—	21,877	—
Subordinated debt	2,508	—	2,508	—
Derivative:
Interest rate swap	58	—	58	—
Total assets at fair value	$192,379	$—	$192,379	$—
Liabilities:
Interest rate swap	$58	$—	$58	$—
Total liabilities at fair value	$58	$—	$58	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three and nine months ended September 30, 2022 and the year ended December 31, 2021.

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at September 30, 2022 and December 31, 2021.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

Quantitative information about Level 3 Fair Value Measurements
September 30, 2022
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

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

		Carrying value at
		September 30, 2022
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$643	$—	$—	$643
		Carrying value at
		December 31, 2021
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$746	$—	$—	$746

The carrying value and fair value of the Company’s financial instruments at September 30, 2022 and December 31, 2021 were as follows:

	Fair Value Measurements at
	September 30, 2022
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)	September 30, 2022
	(in thousands)
Financial assets:
Cash and short-term investments	$35,935	$35,935	$—	$—	$35,935
Securities	151,753	—	151,753	—	151,753
Restricted Investments	4,608	—	4,608	—	4,608
Loans held for sale	90		90	—	90
Loans, net	1,191,099	—	—	1,182,235	1,182,235
Bank owned life insurance	23,731	—	23,731	—	23,731
Accrued interest receivable	3,079	—	3,079	—	3,079
Interest rate swaps	1,120	—	1,120	—	1,120
Financial liabilities:
Deposits	$1,254,114	$—	$1,254,480	$—	$1,254,480
Federal Home Loan Bank advances	75,000	—	74,978	—	74,978
Subordinated debt, net of unamortized issuance costs	29,360	—	29,352	—	29,352
Accrued interest payable	1,196	—	1,196	—	1,196
Interest rate swaps	1,120	—	1,120	—	1,120

	Fair Value Measurements at
	December 31, 2021
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
	(in thousands)
Financial assets:
Cash and short-term investments	$64,068	$64,068	$—	$—	$64,068
Securities	192,321	—	192,321	—	192,321
Restricted Investments	1,049	—	1,049	—	1,049
Loans held for sale	876		876	—	876
Loans, net	976,933	—	—	969,612	969,612
Bank owned life insurance	23,236	—	23,236	—	23,236
Accrued interest receivable	2,634	—	2,634	—	2,634
Interest rate swap	58	—	58	—	58
Financial liabilities:
Deposits	$1,177,235	$—	$1,177,582	$—	$1,177,582
Accrued interest payable	67	—	67	—	67
Interest rate swap	58	—	58	—	58

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following table for the periods indicated:

	Three Months Ended
	September 30,
	2022			2021
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
July 1	$(16,775)	$19	$(16,756)	$1,103	$19	$1,122
Other comprehensive (loss) before reclassifications	(6,401)	—	(6,401)	(47)	—	(47)
Reclassifications	737	—	737	—	—	—
Tax effect of current period changes	1,189	—	1,189	10	—	10
Current period changes net of taxes	(4,475)	—	(4,475)	(37)	—	(37)
September 30	$(21,250)	$19	$(21,231)	$1,066	$19	$1,085

	Nine Months Ended
	September 30,
	2022			2021
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(174)	$19	$(155)	$3,260	$19	$3,279
Other comprehensive (loss) before reclassifications	(27,416)	—	(27,416)	(2,753)	—	(2,753)
Reclassifications	737	—	737	(24)	—	(24)
Tax effect of current period changes	5,603	—	5,603	583	—	583
Current period changes net of taxes	(21,076)	—	(21,076)	(2,194)	—	(2,194)
September 30	$(21,250)	$19	$(21,231)	$1,066	$19	$1,085

For the three and nine months ended September 30, 2022, $(737) thousand was reclassified out of accumulated other comprehensive income (loss) and appeared as loss on sale of securities in the Consolidated Statements of Income. For the three and nine months ended September 30, 2021, zero and $24 thousand, respectively, were reclassified out of accumulated other comprehensive income (loss) and appeared as gain on sale of securities in the Consolidated Statements of Income. For the three and nine months ended September 30, 2022, the tax related to these reclassifications was $155 thousand, which is included in income tax expense in the Consolidated Statements of Income. For the three and nine months ended September 30, 2021, the tax related to these reclassifications was zero and $5 thousand, respectively, which is included in income tax expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (“OREO”) activity for the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2022	2021	2021
	(in thousands)
Balance, beginning	$—	$607	$607
Transfer from loans	—	266	266
Gain on foreclosures	—	—	—
Sales	—	(781)	(588)
Valuation adjustments	—	(92)	(92)
Balance, ending	$—	$—	$193

There was one consumer mortgage loan totaling $116 thousand collateralized by residential real estate in the process of foreclosure at September 30, 2022 and no consumer mortgage loans collateralized by residential real estate in the process of foreclosure at December 31, 2021.
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

At September 30, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $2.4 million and $2.6 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $11 thousand at both September 30, 2022 and December 31, 2021. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During each of the three months ended September 30, 2022 and September 30, 2021, the Company recognized amortization expense of $82 thousand and $57 thousand, respectively. The Company recognized amortization expense for the nine months ended September 30, 2022 and 2021 of $196 thousand and $172 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2022 are $353 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the nine months ended September 30, 2022 and 2021, were $269 thousand and $272 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”), such as the Company, and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements. The Company formed a CECL committee during 2016 which continues to meet to address the compliance requirements. Historic loan data has been gathered and reviewed for completeness and accuracy. In addition, the committee is actively engaged in formalizing the Company’s calculation process including its approach for the development of loss rates and related qualitative adjustments with the assistance of a third-party vendor. Since June 30, 2022, the committee has been running parallel allowance models under the current and new standard.

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

NOTE 14. Borrowings

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Company plans to use the net proceeds of the Notes offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $640 thousand at September 30, 2022.

During the third quarter of 2022, the Company entered into a fixed rate credit Federal Home Loan Bank advance in the amount of $75.0 million. This advance was has an interest rate of 2.18% with a maturity date of October 6, 2022. On October 6, 2022 the original advance matured and was paid off with a new advance for $75.0 million with an interest rate of 3.79% and a maturity date of January 6, 2023.

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

The following table summarize key elements of the Company's derivative instruments at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$23,285	$1,120	$—
Matched interest rate swaps with counterparty	23,285	—	1,120

	December 31, 2021
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$2,391	$58	$—
Matched interest rate swaps with counterparty	2,391	—	58

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke County (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At September 30, 2022, the Company had total assets of $1.47 billion, net loans of $1.19 billion, total deposits of $1.25 billion, and shareholders’ equity of $98.5 million. The Company’s net income was $11.3 million for the nine months ended September 30, 2022.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, joint approval of Category I officers, and a director loan committee. Lending limits for individuals are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Category I) is assigned to the Bank’s President / Chief Executive Officer, Chief Revenue Officer and Chief Credit Officer (approval authority only). Two officers in Category I may combine their authority to approve loan requests to borrowers with credit exposure up to $10.0 million on a secured basis and $6.0 million unsecured; and the three Category I Officers can combine to approve loan requests to borrowers with credit exposure up to $15.0 million on a secured basis and $9.0 million unsecured. Officers in Category II, III, IV, V, VI and VII have lesser authorities and with approval of a Category I officer may extend loans to borrowers with exposure of $5.0 million on a secured basis and $3.0 million unsecured. Officers in Categories I through VII can also utilize the co-approval of the Regional and Small Business Credit Officers to extend loans with exposures up to $2.5 million and $1.5 million respectively on a secured basis, and up to $1 million and $750 thousand respectively on an unsecured basis. Loans exceeding $15.0 million and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our expectations, intentions or objectives concerning our profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” "could," “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

•
the effects of the COVID-19 pandemic, including a potential resurgence (or something to indicate that the pandemic itself is not as significant as it was) on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions;
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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2022 was $11.3 million, an increase of 29.59% or $2.6 million when compared to the same period in 2021. Net income for the three months ended September 30, 2022 was $4.1 million, an increase of 42.08% or $1.2 million when compared to the same period in 2021. Earnings per share, basic and diluted were $3.25 and $2.54 for the nine months ended September 30, 2022 and 2021, respectively. Earnings per share, basic and diluted were $1.17 and $0.83 for the three months ended September 30, 2022 and 2021, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2022 and 2021 was 1.09% and 0.98%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2022 and 2021 was 14.63% and 11.05%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $36.0 million and $29.9 million for the nine months ended September 30, 2022 and 2021, respectively, which represents an increase of $6.1 million or 20.23%. Net interest income was $12.9 million and $10.4 million for the three months ended September 30, 2022 and 2021, respectively, which represents an increase of $2.5 million or 24.04%. Net interest income increased primarily due to the increase in the average balance of the loan portfolio along with the rising interest rate environment. Average interest earning assets increased $187.4 million when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2022 while the average yield on earning assets increased by 20 basis points over that same period.

Total interest income was $38.5 million and $31.2 million for the nine months ended September 30, 2022 and 2021, respectively, which represents an increase of $7.3 million or 23.42%. Total interest income was $14.4 million and $10.8 million for the three months ended September 30, 2022 and 2021, respectively, which represents an increase of $3.6 million or 33.24%. Total interest expense was $2.6 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively, which represents an increase of $1.3 million or 96.70%. Total interest expense was $1.5 million and $383 thousand three months ended September 30, 2022 and 2021. The increase in interest income was driven by an increase in the average balance of the loan portfolio along with the rising interest rate environment. The increase in interest expense was primarily due to the subordinated debt issuance, currently paying a 4.50% fixed rate, on March 31, 2022 along with a Federal Home Loan Bank advance of $75.0 million entered into in July 2022 at a fixed rate of 2.18%.

The net interest margin was 3.68% and 3.58% for the nine months ended September 30, 2022 and 2021, respectively. The net interest margin was 3.72% and 3.56% for the three months ended September 30, 2022 and 2021, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2022 and 2021.

Given the expectation of rising interest rates, net interest income and net interest margin could continue to experience some improvement as interest earning assets generally are expected to reprice at a faster rate than liabilities for the remainder of 2022.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	September 30, 2022			September 30, 2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$172,848	$873	2.00%	$164,203	$611	1.47%
Tax-Exempt (1)	8,745	75	3.38%	15,338	122	3.14%
Total Securities	$181,593	$948	2.07%	$179,541	$733	1.62%
Loans:
Taxable	$1,160,966	$13,222	4.52%	$893,781	$10,006	4.44%
Non-accrual	2,038	—	—%	3,834	—	—%
Tax-Exempt (1)	7,649	76	3.94%	5,191	54	4.13%
Total Loans	$1,170,653	$13,298	4.51%	$902,806	$10,060	4.42%
Federal funds sold	8,183	9	0.42%	232	—	0.12%
Interest-bearing deposits in other banks	19,634	143	2.89%	83,133	26	0.12%
Total earning assets (2)	$1,378,025	$14,398	4.14%	$1,161,878	$10,819	3.69%
Allowance for loan losses	(10,218)			(8,195)
Total non-earning assets	92,539			86,862
Total assets	$1,460,346			$1,240,545

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$178,669	$170	0.38%	$151,624	$79	0.21%
Money market accounts	276,851	283	0.41%	229,864	137	0.24%
Savings accounts	183,774	35	0.08%	161,192	24	0.06%
Time deposits:
$250,000 and more	57,901	144	0.98%	67,325	79	0.47%
Less than $250,000	59,979	82	0.54%	58,261	64	0.43%
Total interest-bearing deposits	$757,174	$714	0.37%	$668,266	$383	0.23%
Federal funds purchased	1,949	11	2.27%	—	—	—%
Federal Home Loan Bank advances	66,848	404	2.40%	—	—	—%
Subordinated debt	29,349	338	4.56%	—	—	—%
Total interest-bearing liabilities	$855,320	$1,467	0.68%	$668,266	$383	0.23%
Noninterest-bearing liabilities:
Demand deposits	487,761			452,122
Other Liabilities	14,462			11,392
Total liabilities	$1,357,543			$1,131,780
Shareholders' equity	102,803			108,765
Total liabilities and shareholders' equity	$1,460,346			$1,240,545
Net interest income		$12,931			$10,436

Net interest spread			3.46%			3.46%
Interest expense as a percent of
average earning assets			0.42%			0.13%
Net interest margin			3.72%			3.56%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Non-accrual loans are not included in this total since they are not considered earning assets.
(3)
Annualized.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, 2022 and 2021(dollars in thousands):

	September 30, 2022			September 30, 2021
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$178,821	$2,526	1.89%	$155,949	$1,631	1.40%
Tax-Exempt (1)	10,924	274	3.36%	16,481	406	3.29%
Total Securities	$189,745	$2,800	1.97%	$172,430	$2,037	1.58%
Loans:
Taxable	1,079,773	35,465	4.39%	865,568	28,999	4.48%
Non-accrual	2,363	—	—%	4,229	—	—%
Tax-Exempt (1)	4,384	127	3.88%	8,059	262	4.35%
Total Loans	$1,086,520	$35,592	4.38%	$877,856	$29,261	4.45%
Federal funds sold	5,885	15	0.34%	225	—	0.09%
Interest-bearing deposits in other banks	29,591	199	0.90%	75,741	53	0.09%
Total earning assets (2)	$1,309,378	$38,606	3.94%	$1,122,023	$31,351	3.74%
Allowance for loan losses	(9,580)			(7,775)
Total non-earning assets	91,027			79,688
Total assets	$1,390,825			$1,193,936

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$172,716	$345	0.27%	$142,539	$233	0.22%
Money market accounts	267,451	577	0.29%	217,749	440	0.27%
Savings accounts	180,432	90	0.07%	153,633	67	0.06%
Time deposits:
$250,000 and more	62,263	264	0.57%	67,832	345	0.68%
Less than $250,000	58,698	191	0.44%	58,762	219	0.50%
Total interest-bearing deposits	$741,560	$1,467	0.26%	$640,515	$1,304	0.27%
Federal funds purchased	1,616	19	1.58%	—	—	—%
Federal Home Loan Bank advances	22,527	404	2.40%	—	—	—%
Subordinated debt	19,776	675	4.56%	—	—	—%
Total interest-bearing liabilities	$785,479	$2,565	0.44%	$640,515	$1,304	0.27%
Noninterest-bearing liabilities:
Demand deposits	479,464			434,683
Other Liabilities	21,031			11,993
Total liabilities	$1,285,974			$1,087,191
Shareholders' equity	105,016			106,745
Total liabilities and shareholders' equity	$1,390,990			$1,193,936
Net interest income		$36,041			$30,047

Net interest spread			3.50%			3.47%
Interest expense as a percent of
average earning assets			0.26%			0.16%
Net interest margin			3.68%			3.58%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Non-accrual loans are not included in this total since they are not considered earning assets.
(3)
Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$13,282	$10,049	$35,565	$29,206
Interest Income - Securities and Other Interest-Earnings Assets	1,084	733	2,957	2,005
Interest Expense - Deposits	714	383	1,467	1,304
Interest Expense - Other Borrowings	753	—	1,098	—
Total Net Interest Income	$12,899	$10,399	$35,957	$29,907
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$16	$11	$26	$55
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	16	26	58	85
Total Tax Benefit on Tax-Exempt Interest Income	$32	$37	$84	$140
Tax-Equivalent Net Interest Income	$12,931	$10,436	$36,041	$30,047

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased from 3.74% to 3.94% for the nine months ended September 30, 2021 and 2022, respectively. For those same time periods, the tax-equivalent yield on securities increased 39 basis points. The tax equivalent yield on loans decreased seven basis points from 4.45% for the nine months ended September 30, 2021 to 4.38% for the same time period in 2022. The increase in the tax-equivalent yield on earning assets for the nine months ended September 30, 2022 resulted mostly from the increase in the tax-equivalent yield on securities. In the current rising interest rate environment, as securities are maturing and being called or sold, they are being replaced with securities at higher rates. The decrease in the yield on loans as compared to the corresponding period in 2021 was primarily due to the composition of the current loan portfolio and lower PPP fee accretion in 2022.

The average rate on interest bearing liabilities increased from 0.27% to 0.44% for the nine months ended September 30, 2021 and 2022, respectively. The average rate on interest bearing deposits decreased one basis point during the period. The majority of deposit growth has been in non-maturity deposit accounts which have traditionally paid a lower interest rate than maturity deposit accounts. The growth in lower interest rate deposit accounts and the reduction in higher interest rate accounts as well as the repricing of those accounts, has resulted in a stable rate paid on interest bearing deposits, despite the current rise in rates paid on deposit accounts. The cost of interest bearing liabilities was higher in the third quarter of 2022 as well as the nine month period, due to the subordinated notes that the Company issued on March 31, 2022, which are currently paying a 4.5% fixed rate, and a Federal Home Loan Bank advance of $75 million entered into in July 2022 at a fixed rate of 2.18%.

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable losses inherent in the loan portfolio. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for loan losses is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of inherent losses within the loan portfolio. The provision for loan losses for the nine months ended September 30, 2022 and 2021 was $900 thousand and $1.2 million, respectively. The provision for loan losses for the three months ended September 30, 2022 and 2021 was zero and $300 thousand, respectively. The provision for the three months ended September 30, 2021 and the nine months ended September 30, 2022 and 2021 resulted mostly from loan growth during the quarters. There was no provision in the third quarter of 2022 due to the large amount of recoveries recognized during the period, mainly from two loan relationships.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2022 and 2021 was $10.3 million and $8.0 million, respectively and for the three months ended September 30, 2022 and 2021 was $3.2 million and $2.9 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and nine months ended September 30, 2022 and 2021, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Wealth management fees	$1,094	$876	$218	25%	$3,077	$2,133	$944	44%
Service charges on deposit accounts	432	338	94	28%	1,195	869	326	38%
Other service charges and fees	1,061	964	97	10%	2,999	3,037	(38)	(1)%
(Loss) gain on sale of securities	(737)	—	(737)	NM	(737)	24	(761)	NM
Gain (loss) on disposal of bank premises and equipment	8	—	8	NM	(3)	—	(3)	NM
Gain on sale of loans	568	486	82	17%	1,544	845	699	83%
Bank owned life insurance income	138	145	(7)	(5)%	495	368	127	35%
Other operating income	600	72	528	733%	1,686	682	1,004	147%
Total noninterest income	$3,164	$2,881	$283	10%	$10,256	$7,958	$2,298	29%

NM - Not Meaningful

Wealth management fee income increased from 2021 to 2022. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. With the addition of several new employees during 2022, total assets under management have seen an increase during the three and nine months ended September 30, 2022.

Services charges on deposit accounts increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021. This increase is mainly due to increases in overdraft charges. Overdraft charges can fluctuate based on changes in customer activity.

The amount of other services charges and fees is comprised primarily of loan servicing fee income, fees received from the Bank’s credit card program and fees generated from the Bank’s ATM/debit card programs. Other service charges and fees increased during the three months ended September 30, 2022 and remained comparable for the nine months ended September 30, 2022 when compared to the same period in 2021. This increase can be attributed to fees received from the Bank’s credit card program as the Bank’s in-house credit card portfolio continues to grow.

During the second quarter of 2021, the Bank began to sell mortgage and marine loans. During the first three quarters of 2022, the Company sold $11.5 million in mortgage loans on the secondary market and $97.8 million of marine loans from the commercial and consumer loan portfolios. These loan sales resulted in gains of $568 thousand and $1.5 million during the three and nine months ended September 30, 2022. During the third quarter of 2022, the Company sold $3.0 million in Small Business Association (SBA) loans, resulting in a gain of $175 thousand. Beginning in the second quarter of 2021, the Company sold $11.3 million in mortgage loans on the secondary market and $41.1 million of loans from the commercial and consumer loan portfolios. These loan sales resulted in gains of $486 thousand and $845 during the three and nine months ended September 30, 2021.

Bank owned life insurance (“BOLI”) income increased for the nine months ended September 30, 2022. The Company made an investment of $10.0 million during the second quarter of 2021, which has resulted in increased BOLI income for the nine months ended September 30, 2022 in comparison to the same period in the prior year.

Other operating income increased for the three and nine months ended September 30, 2022 when compared to the same periods in 2021. This increase can be mainly attributed to cash distributions received from investments in Small Business Investment Companies (SBICs).

Noninterest Expenses

Total noninterest expenses increased $5.3 million or 20.42% for the nine months ended September 30, 2022 compared to the same period in 2021. Total noninterest expenses increased $1.5 million or 16.12% for the three months ended September 30, 2022 compared to the same period in 2021. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2022 and 2021, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Salaries and employee benefits	$6,938	$5,947	$991	17%	$18,873	$15,973	$2,900	18%
Occupancy expenses	528	450	78	17%	1,562	1,319	243	18%
Equipment expenses	299	246	53	22%	814	708	106	15%
Advertising and marketing expenses	181	102	79	77%	438	286	152	53%
Stationary and supplies	34	27	7	26%	135	125	10	8%
ATM network fees	381	285	96	34%	977	847	130	15%
Other real estate owned expense	—	32	(32)	NM	—	37	(37)	NM
Loss on other real estate owned	—	26	(26)	NM	—	128	(128)	NM
FDIC assessment	116	169	(53)	(31)%	430	409	21	5%
Computer software expense	252	282	(30)	(11)%	690	752	(62)	(8)%
Bank franchise tax	234	199	35	18%	653	583	70	12%
Professional fees	270	289	(19)	(7)%	1,610	1,118	492	44%
Data processing fees	427	418	9	2%	1,386	1,193	193	16%
Other operating expenses	1,398	1,051	347	33%	3,941	2,688	1,253	47%
Total noninterest expenses	$11,058	$9,523	$1,535	16%	$31,509	$26,166	$5,343	20%

NM - Not Meaningful

The Company’s growth has had an impact on noninterest expenses. Total assets have grown by $170.1 million or 13.05% from December 31, 2021 to September 30, 2022. This growth has required investments to be made in the Company’s infrastructure, causing increases in salaries and employee benefits, occupancy expenses and equipment expenses and advertising and marketing expenses. In addition, increases in asset size and capital levels have impacted bank franchise tax amounts.

Salaries and employee benefits increased during the three and nine months ended September 30, 2022 over 2021. Annual pay increases, newly hired employees, increasing insurance costs and enhanced employee incentive plans have attributed to these increases. The number of full-time equivalent employees (FTEs) has increased from 215 at September 30, 2021 to 235 at September 30, 2022.

ATM network fees increased during the three and nine months ended September 30, 2022 over 2021. This is due mainly to fluctuations in customer usage.

Professional fees increased during the nine months ended September 30, 2022 over 2021 mostly due to increased consulting services being used as the Company continues to grow and expand.

Data processing fees expenses increased in 2022 due to the fees associated to the new general ledger system implemented in late 2021, the implementation of a new budgeting system and a new loan end-to-end platform system.

For the three and nine months ended September 30, 2022 other operating expenses increased over 2021. This increase is due to increased loan related expenses due to a higher volume, increased wealth management expenses due to growth in assets under management, and employee travel expense for training, marketing and sales meetings.

The efficiency ratio of the Company was 66.99% and 68.56% for the nine months ended September 30, 2022 and 2021, respectively. The efficiency ratio of the Company was 65.73% and 71.31% for the three months ended September 30, 2022 and 2021. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$11,058	$9,523	$31,509	$26,166
Less: Loss on other real estate owned	—	26	—	128
Adjusted noninterest expenses	$11,058	$9,497	$31,509	$26,038

Net interest income	12,899	10,399	35,957	29,907

Noninterest income	3,164	2,881	10,256	7,958
Less: (Loss) gain on sales of securities	(737)	—	(737)	24
Less: Gain (loss) on the sale and disposal of premises and equipment	8	—	(3)	—
Adjusted noninterest income	$3,893	$2,881	$10,996	$7,934
Tax equivalent adjustment (1)	32	37	84	140
Total net interest income and noninterest income, adjusted	$16,824	$13,317	$47,037	$37,981

Efficiency ratio	65.73%	71.31%	66.99%	68.56%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $2.5 million and $1.8 million during the nine months ended September 30, 2022 and 2021, respectively. Income tax expense was $923 thousand and $584 thousand during the three months ended September 30, 2022 and 2021, respectively. The effective tax rate was 17.97% and 16.91% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate was 18.44% and 16.89% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by BOLI as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits. The slight increases in the 2022 periods as compared to the 2021 periods was primarily due to a lower proportion of tax exempt income to pre-tax earnings year over year.

FINANCIAL CONDITION

Securities

Total securities available for sale were $151.8 million at September 30, 2022, compared to $192.3 million at December 31, 2021. This represents a decrease of $40.5 million or 21.09%. The Company purchased $26.8 million of securities during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company sold $15.4 million of available for sale securities recognizing $6 thousand in gross gains and $743 thousand in gross losses. The Company had total maturities, calls, and principal repayments of $24.1 million during the nine months ended September 30, 2022. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2022 and December 31, 2021. The Company had a net unrealized loss on available for sale securities of $26.7 million at September 30, 2022 as compared to a net unrealized loss of $218 thousand at December 31, 2021. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss). The primary cause of the unrealized losses at September 30, 2022 and December 31, 2021 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $1.20 billion and $985.7 million at September 30, 2022 and December 31, 2021, respectively. This represents an increase of $216.1 million or 21.93% during the nine months ended September 30, 2022. The ratio of gross loans to deposits increased during the nine months ended September 30, 2022 from 83.73% at December 31, 2021 to 95.83% at September 30, 2022. Loan growth excluding changes in SBA PPP loans during the nine months ended September 30, 2022 was $231.9 million or 23.91%. SBA PPP loans were originated during 2020 and 2021 and as of September 30, 2022 $112 thousand remained outstanding, down $15.8 million or 99.29% from December 31, 2021 due to forgiveness of the PPP loan balances.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2022 and December 31, 2021.

Residential real estate loans were $319.8 million or 26.61% and $292.8 million or 29.71% of total loans at September 30, 2022 and December 31, 2021, respectively. Commercial real estate loans were $491.4 million or 40.88% and $377.1 million or 38.25% of total loans at September 30, 2022 and December 31, 2021, respectively, representing an increase of $114.3 million or 30.32% during the nine months ended September 30, 2022. Construction, land development, and farmland loans were $85.5 million or 7.11% and $84.9 million or 8.61% of total loans at September 30, 2022 and December 31, 2021, respectively. Consumer installment loans were $107.9 million or 8.98% and $67.3 million or 6.83% of total loans at September 30, 2022 and December 31, 2021, respectively, representing an increase of $40.6 million or 60.34% during the nine months ended September 30, 2022. Commercial and industrial loans were $179.8 million or 14.96% and $143.4 million or 14.55% of total loans at September 30, 2022 and December 31, 2021, respectively. Loan growth was mainly concentrated in commercial real estate loans, which experienced an increase during the nine months ended September 30, 2022 due largely to the expansion of the Bank’s current market area. In addition to the commercial real state lending growth, growth of our marine lending portfolio was $71.4 million or 64.64%, which falls into both the consumer installment loan and commercial and industrial loan portfolios.

Allowance for Loan Losses

The purpose of, and the methods for, measuring the allowance for loan losses are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for loan losses during the nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021. Charged-off loans were $169 thousand and $69 thousand for the nine months ended September 30, 2022 and 2021, respectively. Recoveries were $1.2 million and $238 thousand for the nine months ended September 30, 2022 and 2021, respectively. This resulted in net recoveries of $1.1 million and $169 thousand for the nine months ended September 30, 2022 and 2021, respectively. The ratio of net charge-offs (recoveries) to average loans was (0.10%) and (0.02%) for the nine months ended September 30, 2022 and 2021, respectively. The allowance for loan losses as a percentage of loans was 0.89% at September 30, 2022 and 0.89% at December 31, 2021. Excluding outstanding PPP loans, the allowance for loan losses as a percentage of total loans was 0.89% and 0.91% as of September 30, 2022 and December 31, 2021, respectively. The percentage of the allowance for loan losses to total loans excluding PPP loans declined slightly as compared to the prior year end. The slight decline during the year-to-date period in 2022 was attributable in part to the concentration of loan growth during the period in segments which carry lower reserves. Despite a significant increase in classified loans, allowance for loan losses as a percentage of loans excluding PPP loans declined slightly. The majority of the increase in classified loans was due to the downgrade of loans where current financial information has not been provided, per loan policy. These loans have not been identified as impaired or nonperforming loans. Refer to the Nonperforming Assets and Other Assets section for discussion on nonperforming loans.

All nonaccrual and other impaired loans were evaluated for impairment and any specific allocations were provided for as necessary. Based on management's evaluation and update of the Company's historical loss experience adjusted for qualitative factors assessed, the general reserve as a percentage of non-impaired loans decreased from 0.90% at December 31, 2021 to 0.87% at September 30, 2022. Management believes that the allowance for loan losses is currently adequate to absorb probable and estimable losses inherent in the loan portfolio. Management will continue to evaluate the adequacy of the allowance for loan losses as more economic data becomes available and as changes within the Company’s portfolio are known.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing as detailed in the table below.

	September 30, 2022	December 31, 2021
Nonaccrual loans	$2,427	$2,723
Loans past due 90 days or more and accruing interest	—	43
Other real estate owned and repossessed assets	—	—
Total nonperforming assets	$2,427	$2,766

Allowance for loan losses	$10,742	$8,787

Gross loans	$1,201,841	$985,720

Allowance for loan losses to nonperforming assets	443%	318%

Allowance for loan losses to total loans	0.89%	0.89%

Allowance for loan losses to nonaccrual loans	443%	323%

Nonaccrual loans to total loans	0.20%	0.28%

Non-performing assets to period end loans and other real estate owned	0.20%	0.28%

Nonperforming assets decreased by $339 thousand during the nine months ended September 30, 2022. Nonaccrual loans were $2.4 million and $2.7 million at September 30, 2022 and December 31, 2021. There was no OREO at September 30, 2022 and December 31, 2021. The percentage of nonperforming assets to loans and OREO was 0.20% at September 30, 2022 and 0.28% at December 31, 2021, respectively. There were no loans past due 90 days or more and still accruing at September 30, 2022 and $43 thousand in loans past due 90 days or more and still accruing at December 31, 2021.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, increased to $1.7 million at September 30, 2022 compared to $1.6 million at December 31, 2021.

During the nine months ended September 30, 2022, the Bank placed four loans totaling $665 thousand on nonaccrual status. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for loan losses.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Formal, standardized loan restructuring programs are not utilized by the Company. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. However, restructured loans are not necessarily considered nonperforming assets. At September 30, 2022, the Company had $4.4 million in restructured loans with specific allowances totaling $31 thousand. At December 31, 2021, the Company had $2.7 million in restructured loans with specific allowances totaling $39 thousand. At September 30, 2022 and December 31, 2021, total restructured loans performing under the restructured terms and accruing interest were $4.2 million and $2.5 million, respectively. Two loans, totaling $136 thousand, were in nonaccrual status at September 30, 2022. Two loans, totaling $149 thousand, were in nonaccrual status at December 31, 2021.

Deposits

Total deposits were $1.25 billion and $1.18 billion at September 30, 2022 and December 31, 2021, respectively. This represents an increase of $76.9 million or 6.53% during the nine months ended September 30, 2022. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2022 and December 31, 2021. The growth in deposits was organic growth as we expand and grow into newer market areas.

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $20.7 million or 4.43% from $470.4 million at December 31, 2021 to $491.2 million at September 30, 2022. Savings and interest-bearing demand deposits, which include NOW accounts, money market accounts and regular savings accounts increased $48.8 million or 8.36% from $583.3 million at December 31, 2021 to $632.1 million at September 30, 2022. Time deposits increased $7.2 million or 5.88% from $123.6 million at December 31, 2021 to $130.8 million at September 30, 2022.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2022 was $98.5 million, reflecting a percentage of total assets of 6.69%, as compared to $110.3 million and 8.46% at December 31, 2021. The reason for the decrease in shareholders’ equity during the first nine months of 2022 was due to unrealized losses on the securities available for sale portfolio. During the nine months ended September 30, 2022 and 2021, the Company declared dividends of $0.85 and $0.82 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At September 30, 2022, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio or “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. Under the final rule, an eligible banking organization may opt out and revert to the risk-weighting framework without restriction. As a qualifying community banking organization, the Bank elected to measure its capital adequacy under the CBLR framework as of September 30, 2022, and its leverage ratio was 9.44%. At December 31, 2021, the Bank utilized the risk-based capital rules to assess its capital adequacy and its leverage, tier 1, common equity tier 1, and total capital ratios were 8.84%, 10.44%, 10.44%, and 11.30%, respectively. Management believes, that as of September 30, 2022, that the Bank met all capital adequacy requirements to which it is subject.. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may fluctuate in future periods and limit our ability to pay dividends.

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032. See Note 14 to the Consolidated Financial Statements included in this Form 10-Q, for discussion of subordinated debt.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2022, liquid assets totaled $291.2 million as compared to $365.1 million at December 31, 2021. These amounts represented 21.18% and 30.61% of total liabilities at September 30, 2022 and December 31, 2021, respectively. The Company minimizes liquidity demand by utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2021 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the third quarter of 2022 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 15, 2022. The Program has start date of July 1, 2022 and an expiration date of June 30, 2023.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				250,000
July 1 - July 31, 2022	—	$—	—	250,000
August 1 - August 31, 2022	1,031	35.42	1,031	248,969
September 1 - September 30, 2022	—	—	1,031	248,969
	1,031	$35.42	1,031	248,969

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

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of November, 2022.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer