Form 10-K
period 2022-12-31
EAGLE FINANCIAL SERVICES INC
filed 2023-03-29
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. □

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2022 was $106,948,051.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 20, 2023 was 3,522,874.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1. Business

General

Eagle Financial Services, Inc. is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke (the “Bank”). The Bank changed its name from Bank of Clarke Cunty to Bank of Clarke in 2022. The Bank is chartered under Virginia law. For purposes of this annual report on Form 10-K, the terms the "Company," "our," "us" and "we" refer to Eagle Financial Services, Inc. and our subsidiaries as a combined entity, unless this report otherwise indicates or the context otherwise requires.

The Bank has thirteen full-service branches, two loan production offices, and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has Virginia offices located in Clarke County, Frederick County, Fauquier County, Loudoun County and Fairfax County, as well as the Towns of Leesburg, Ashburn and Purcellville and the City of Winchester. The Bank has a Maryland office located in Frederick. This market area is located in the Shenandoah Valley of Virginia, Northern Virginia and Frederick, Maryland.

The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial loans. The Bank has thirteen ATM locations in its trade area and issues Debit cards to deposit customers. These cards can be used to withdraw cash at most ATMs through the Bank’s membership in both regional and national networks. These cards can also be used to make purchases at retailers who accept transactions through the same regional and national networks. The Bank offers telephone banking, internet banking, and mobile banking to its customers. Internet banking also offers online bill payment to consumer and commercial customers. The Bank offers other commercial deposit account services such as ACH origination and remote deposit capture.

The Bank of Clarke Wealth Management Division, a division of the Bank, provides both a full-service Trust Department and a separate brokerage area. The Trust Department features a full range of fiduciary expertise, including service as trustee of personal trusts, service as guardian or conservator by court appointment, fiduciary investment management, estate settlement, and agency for trustees. The brokerage area offers advisory services and a broad selection of investment products, including Individual Retirement Accounts, mutual funds, tax-deferred annuities, 529 college savings plans, life insurance, long term care insurance, brokerage certificates of deposit, among other brokerage services. Securities and other property held by the Bank of Clarke Wealth Management Division in a fiduciary or agency capacity are not assets of the Bank and are not included in the accompanying consolidated financial statements. Non-deposit investment products are offered through a third party provider.

The Bank of Clarke, is a partner in Bankers Title Shenandoah, LLC, which sells title insurance and is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks. Bank of Clarke is also an investor in low-income housing projects in Virginia and building rehabilitation projects in surrounding states. These investments generate tax credits for the Bank.

Employees

The Company, including the Bank, had 91 officers, 146 other full-time and 8 part-time employees (or 241 full-time equivalent employees) at December 31, 2022. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent.

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

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, financial technology firms, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2022 as reported to the FDIC, the Company has 7.28% of the total deposits in its market area. The Company’s deposit market area includes Clarke County, Frederick County, Loudoun County, Fauquier County and the City of Winchester.

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

The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. During 2022, the Company paid cash dividends of $3.8 million and total dividends of $4.0 million, including cash dividends that were reinvested in Company stock.

Insurance of Accounts, Assessments and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the FDIC. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") permanently raised the standard maximum deposit insurance amount to $250,000. The FDIC has implemented a risk-based assessment system in which assessment rates for insured institutions with under $10 billion in assets are calculated based on supervisory evaluations and certain other financial measures. The assessment base is an institution’s average consolidated total assets less average tangible equity, and the initial base assessment rates are currently between 5 and 32 basis points depending on the institution's composite rating, and subject to potential adjustment based on certain long-term unsecured debt. Progressively lower assessment rate schedules will take effect once the FDIC’s reserve ratio reaches 2.0% or greater, and again once the reserve ratio reaches 2.5% or greater.

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

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), the federal banking regulators jointly issued a final rule in 2019 that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” A qualifying bank that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. The Bank opted into the CBLR framework as of December 31, 2022.

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

In May 2022, the federal bank regulatory agencies jointly issued a proposed rule intended to strengthen and modernize the CRA regulatory framework. If implemented, the rule would, among other things, (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions.

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

Regulation P provides an exception under which financial institutions that meet certain conditions are not required to provide annual privacy notices to customers. To qualify for this exception, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions. In addition, the rule requires that the financial institution must not have changed its policies and practices with regard to disclosing nonpublic personal information from those that the institution disclosed in the most recent privacy notice it sent. As part of its implementation, the CFPB also amended Regulation P to provide timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for this annual notice exception later changes its policies or practices in such a way that it no longer qualifies for the exception. The CFPB further removed the Regulation P provision that allowed for use of the alternative delivery method for annual privacy notices because the CFPB believes the alternative delivery method will no longer be used in light of the annual notice exception.

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

In November 2021, the federal banking agencies approved a final rule effective on April 1, 2022 that, among other things, requires banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.” The rule also requires bank service providers to notify their banking organization customers as soon as possible after becoming aware of similar incidents.

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

CARES Act. In response to the COVID-19 pandemic, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020. Among other things, the CARES Act included the Small Business Administration's Paycheck Protection Program. Under the Paycheck Protection Program, funds were authorized for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans were provided through participating financial institutions, including the Bank, that processed loan applications and serviced the loans.

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

At December 31, 2022, loans secured by real estate totaled $939 million and represented 70.92% of the Company’s loan portfolio, net of net deferred loan costs and premiums. If we experience adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

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

In addition, changes in interest rates may negatively affect both the returns on and market value of the Company’s investment securities. As the Company has experienced due to rising interest rates in 2022, interest rate changes can reduce unrealized gains or increase unrealized losses in its portfolio and thereby negatively impact its accumulated other comprehensive income and equity levels. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on the Company’s net interest income or our results of operations.

The Company relies substantially on deposits obtained from customers in its target markets to provide liquidity and support growth.

The Company requires sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, make payments on its debt obligations as they come due and other cash commitments. The Company’s business strategy is based primarily on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, changes in the liquidity needs of our depositors and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If market interest rates rise or our competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Either of these factors could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows from operations.

Further, if local customer deposits are not sufficient to fund the Company’s normal operations and growth, we may rely on secondary sources of liquidity, such as borrowings from the Federal Home Loan Bank of Atlanta (FHLB) and federal funds lines of credit with larger institutions; however, there can be no assurance that these arrangements will be available to us when needed on favorable terms, or at all, or that they will be sufficient to meet future liquidity needs. For example, the Company’s ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings. In addition, the availability of these funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, and such perception can change quickly in response to market conditions or circumstances unique to a particular company. The Company also may need to raise funds through the issuance of shares of our debt or equity securities, or the sale of investment securities or loans, as additional sources of liquidity. If the Company is unable to access funding sufficient to support our business operations and growth strategies or are unable to access such funding on attractive terms, the Company may not be able to implement our business strategies or satisfy our obligations.

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

Regulators, industry groups, and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., SOFR, as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), enacted in March 2022, provides a statutory framework to replace LIBOR with a benchmark rate based on SOFR for contracts governed by U.S. law that have no or ineffective fallbacks. Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. For example, SOFR is a relatively new reference rate, has a very limited history, and differs fundamentally from U.S. Dollar LIBOR. SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, whereas U.S. Dollar LIBOR is an unsecured rate that represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as U.S. Dollar LIBOR would have done at any time, and there is no guarantee that it is a comparable substitute for U.S. Dollar LIBOR. The transition to alternative reference rate for new contracts, or the implementation of a substitute index or indices for the calculation of interest rates under the Company’s existing loan agreements with borrowers or other financial arrangements, could change the Company’s market risk profile, interest margin, interest spread and pricing models, may cause the Company to incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept a substitute index or indices, and may result in disputes or litigation with customers or other counter-parties over the appropriateness or comparability to LIBOR of the substitute index or indices, any of which could have a material adverse effect on the Company’s results of operations.

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

The Company’s branches are located in the counties of Clarke, Frederick, Fauquier, and Loudoun, the towns of Purcellville, Leesburg and Ashburn, and the City of Winchester. The Company also operates loan production offices in the counties of Fairfax (Virgina) as well as Frederick (Maryland). Because our lending is concentrated in these markets, we will be affected by the general economic conditions in these areas. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Although the domestic and global economies have largely recovered from the COVID-19 pandemic, certain consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time. For example, the COVID-19 pandemic could have long-lasting impacts certain industries due to changes in consumer behavior and business practices, including remote work and business travel. Further, the growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes, and the risk of recession. A decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

As a financial institution, we are heavily regulated at the state and federal levels. These laws and regulations are generally intended to benefit consumers, borrowers and depositors, but not investors. Our success depends on our ability to maintain compliance with existing and new laws and regulations. We face, and expect to continue to face, increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. The Dodd-Frank Act includes significant changes in the financial regulatory landscape and has increased our operations and compliance costs in the short-term. Future legislation, regulation and government policy, which are beyond our control, may change rapidly and unpredictably and could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. We expect that financial institutions will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices. As a result of the provisions in the Dodd-Frank Act and other current or future laws and regulations applicable to the Bank, we could experience additional costs, as well as limitations on the products and services we offer and on our ability to efficiently pursue business opportunities, which may adversely affect our businesses, financial condition or results of operations.

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

The authorities that promulgate accounting standards, including the Financial Accounting Standards Board (the “FASB”), the SEC, and other regulatory authorities, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes are difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of financial statements for prior periods. Such changes could also impact the capital levels of the Bank, or require the Company to incur additional personnel or technology costs. Most notably, new guidance on the calculation of credit reserves using current expected credit losses, referred to as CECL, was finalized in June 2016. The standard was effective for the Company beginning January 1, 2023. To implement the new standard, the Company has and will incur costs related to data collection and documentation, technology and training. Upon implementation in 2023, the Company recognized a one-time cumulative effect adjustment to reduce retained earnings and increase the allowance for credit losses as well as the reserve for unfunded commitments as a result of adopting the CECL standard as further described in Note 1 to the consolidated financial statements. If the Company is required to materially increase the level of the allowance for credit losses or incurs additional expenses to determine the appropriate level of the allowance for credit losses, such changes could adversely affect the Company’s capital levels, financial condition and results of operations.

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

Additionally, in March 2022, the SEC proposed new climate-related disclosure rules, which if adopted, would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements. If adopted, these rules also could impose increased costs.

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

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as recessions, loss of investor confidence, interest rate changes, tariffs, government shutdowns, or international currency fluctuations, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections, and the impact of these risk factors on our operating results or financial position.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2022, Bank of Clarke operated thirteen full-service branches, one loan production office, and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Warrenton, Leesburg, Ashburn and Fairfax. The Bank also operated one loan production office in the Maryland community of Frederick. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” and Note 13 "Leases" in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

As of March 20, 2023, the Company had approximately 888 shareholders of record.

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

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2022

On June 15, 2022, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2023. During 2022, the Company purchased 4,442 shares of its Common Stock under its stock repurchase program at an average price of $34.79.

The following table details the Company's purchases of its common stock during the fourth quarter pursuant to the Stock Repurchase program discussed above.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
October 1 - October 31, 2022	—	$—	—	148,969
November 1 - November 30, 2022	—	—	—	148,969
December 1 - December 31, 2022	—	—	—	148,969
	—	$—	—	148,969

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank also conducts a marine lending business as well as a wealth management division. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2022, the Company had total assets of $1.62 billion, net loans of $1.31 billion, total deposits of $1.26 billion and shareholders’ equity of $101.7 million. The Company’s net income was $14.5 million for the year ended December 31, 2022.

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	As of or for the Years Ended
	December 31,
	2022	2021	2020	2019	2018
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$54,686	$42,676	$38,908	$35,454	$31,923
Interest expense	5,473	1,677	3,281	4,239	2,515
Net interest income	$49,213	$40,999	$35,627	$31,215	$29,408
Provision for loan losses	1,830	1,483	1,457	629	777
Net interest income after provision for loan losses	$47,383	$39,516	$34,170	$30,586	$28,631
Noninterest income	13,345	11,320	8,579	7,759	3,879
Net revenue	$60,728	$50,836	$42,749	$38,345	$35,510
Noninterest expenses	43,057	38,049	29,441	26,776	25,195
Income before income taxes	$17,671	$12,787	$13,308	$11,569	$10,315
Applicable income taxes	3,150	1,766	2,136	1,810	1,314
Net Income	$14,521	$11,021	$11,172	$9,759	$9,001

Performance Ratios:
Return on average assets	1.02%	0.90%	1.11%	1.18%	1.16%
Return on average equity	14.06%	10.28%	11.03%	10.60%	10.67%
Shareholders’ equity to assets	6.29%	8.46%	9.30%	10.98%	10.96%
Dividend payout ratio	27.58%	34.38%	31.80%	35.21%	36.15%
Non-performing loans to total loans	0.19%	0.28%	0.57%	0.34%	0.35%
Non-performing assets to total assets	0.16%	0.21%	0.47%	0.27%	0.28%

Share and Per Share Data:
Net income, basic	$4.17	$3.20	$3.27	$2.84	$2.60
Net income, diluted	4.17	3.20	3.27	2.84	2.60
Cash dividends declared	1.15	1.10	1.04	1.00	0.94
Book value	29.15	31.93	30.86	28.08	25.42
Market price	35.95	34.65	29.50	31.05	30.99
Average shares outstanding, basic	3,482,368	3,440,080	3,417,543	3,438,410	3,467,667
Average shares outstanding, diluted	3,482,368	3,440,080	3,417,543	3,438,410	3,467,667

Balance Sheet Data:
Total securities	$158,389	$193,370	$166,222	$166,200	$145,468
Total loans	1,323,783	985,720	836,334	644,760	606,827
Total assets	1,616,717	1,303,038	1,130,152	877,320	799,617
Total deposits	1,264,075	1,177,235	1,013,087	771,544	703,104
Shareholders’ equity	101,729	110,280	105,074	96,326	87,599

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

As interest rates change, the Bank attempts to maintain its net interest margin. This is accomplished by changing the price, terms, and mix of its financial assets and liabilities. The Bank also earns fees on services provided through the Bank of Clarke Wealth Management Division, which is the Bank’s investment management division that offers both trust services and investment sales, mortgage originations and deposit operations. The Bank also incurs noninterest expenses associated with compensating employees, maintaining and acquiring fixed assets, and purchasing goods and services necessary to support its daily operations.

The Bank has a marketing department which seeks to develop new business. This is accomplished through an ongoing calling program whereby account officers contact existing and potential customers to discuss the products and services offered. The Bank conducts advertising through television commercials, radio ads, newspaper ads, printed materials, electronic materials, billboards, emails, and social media posts.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, joint approval of Co-Approval officers (Executive, Regional Credit Officer, Small Business Credit Officer), and a director loan committee. Lending limits for individuals are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Executive) is assigned to the Bank’s President/ Chief Executive Officer, Chief Banking Officer and Chief Credit Officer (approval authority only). Two Executive officers may combine their authority to approve loan requests to borrowers with credit exposure up to $10.0 million on a secured basis and $6.0 million unsecured. Three Executive officers may combine to approve loan requests to borrowers with credit exposure up to $15.0 million on a secured basis and $9.0 million unsecured. Consumer Central Lenders can co-approve consumer, home equity lines of credit and home equity loan requests up to their stated authorities. Officers in Categories A through F have lesser authorities and with approval of an Executive officer may extend loans to borrowers with exposure of $5.0 million on a secured basis and $3.0 million unsecured. Officers in Categories A through F can also utilize the co-approval of the Regional and Small Business Credit Officers to extend loans with exposures up to $2.5 million and $1.5 million respectively on a secured basis, and up to $1 million and $750 thousand respectively on an unsecured basis. Loans exceeding $15.0 million and up to the Bank’s legal lending limit can be approved by the Director Loan Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management. The following sections discuss the major loan categories within the total loan portfolio:

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the probable losses inherent in the Company’s loan portfolio. As required by GAAP, the allowance for loan losses is accrued when the occurrence of losses is probable and losses can be estimated. Impairment losses are accrued based on the differences between the loan balance and the value of its collateral, the present value of future cash flows, or the price established in the secondary market. The Company’s allowance for loan losses has three basic components: the general allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when actual events occur. The general allowance uses historical experience and other qualitative factors to estimate future losses and, as a result, the estimated amount of losses can differ significantly from the actual amount of losses which would be incurred in the future. However, the potential for significant differences is mitigated by continuously updating the loss history and qualitative factor analyses of the Company. The specific allowance is based upon the evaluation of specific impaired loans on which a loss may be realized. Factors such as past due history, ability to pay, and collateral value are used to identify those loans on which a loss may be realized. Each of these loans is then evaluated to determine how much loss is estimated to be realized on its disposition. The sum of the losses on the individual loans becomes the Company’s specific allowance. This process is inherently subjective and actual losses may be greater than or less than the estimated specific allowance. The unallocated allowance accounts for a measure of imprecision in the estimate. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2022 Form 10-K, provides additional information related to the allowance for loan losses.

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
deposit flows;
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

RESULTS OF OPERATIONS

Net Income

Net income for 2022 was $14.5 million, a increase of $3.5 million or 31.76% from 2021’s net income of $11.0 million. Basic and diluted earnings per share were $4.17 and $3.20 for 2022 and 2021, respectively.

Return on average assets (“ROA”) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 1.02% and 0.90% for 2022 and 2021, respectively.

Return on average equity (“ROE”) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 14.06% and 10.28% for 2022 and 2021, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $49.2 million for 2022 and $41.0 million for 2021, which represents an increase of $8.2 million or 20.03%. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $54.7 million for 2022 and $42.7 million for 2021, which represents an increase of $12.0 million or 28.14% for 2022. Total interest expense was $5.5 million for 2022 and $1.7 million for 2021, which represents an increase of $3.8 million or 226.36% in 2022. The increase in total interest income, total interest expense and net interest income during 2022 was driven by the growth in interest-earning assets, interest-bearing liabilities and the rising interest rate environment. Refer to the table titled “Volume and Rate Analysis” for further detail.

The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2022 and 2021.

The net interest margin was 3.68% for 2022 and 3.59% for 2021. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was the federal statutory rate of 21%. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2022 and 2021.

Net interest income and net interest margin may experience some decline due to additional deposit pricing pressure as interest rates continue to increase and increased competition for new deposits is experienced. These combined also could result in the Company having to borrow wholesale funding to fund asset growth which is more expensive than deposits.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	Years Ended
	December 31, 2022			December 31, 2021
	Average	Interest Income/	Average	Average	Interest Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Securities:
Taxable	$172,501	$3,401	1.97%	$162,717	$2,317	1.42%
Tax-Exempt (1)	8,305	280	3.37%	15,936	530	3.33%
Total Securities	$180,806	$3,681	2.04%	$178,653	$2,847	1.59%
Loans: (2)
Taxable	1,121,429	50,509	4.50%	889,035	39,643	4.46%
Non-accrual	2,350	—	—%	4,024	—	—%
Tax-Exempt (1)	5,671	218	3.85%	6,734	289	4.29%
Total Loans	$1,129,450	$50,727	4.49%	$899,793	$39,932	4.44%
Federal funds sold	5,311	30	0.57%	223	—	0.10%
Interest-bearing deposits in other banks	27,251	352	1.29%	68,868	69	0.10%
Total earning assets	$1,342,818	$54,790	4.08%	$1,147,537	$42,848	3.73%
Allowance for loan losses	(9,852)			(7,980)
Total non-earning assets	93,289			79,122
Total assets	$1,426,255			$1,218,679

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$173,843	$663	0.38%	$145,652	$312	0.21%
Money market accounts	270,725	1,155	0.43%	225,960	583	0.26%
Savings accounts	179,709	130	0.07%	156,861	92	0.06%
Time deposits:
$250,000 and more	62,757	560	0.89%	67,287	411	0.61%
Less than $250,000	62,907	433	0.69%	58,565	279	0.48%
Total interest-bearing deposits	$749,941	$2,941	0.39%	$654,325	$1,677	0.26%
Federal funds purchased	7,882	170	2.16%	1	—	0.36%
Federal Home Loan Bank advances	39,589	1,295	3.27%	—	—	—%
Subordinated debt	22,193	1,067	4.81%	—	—	—%
Total interest-bearing liabilities	$819,605	$5,473	0.67%	$654,326	$1,677	0.26%
Noninterest-bearing liabilities:
Demand deposits	485,061			443,662
Other Liabilities	18,293			12,521
Total liabilities	$1,322,959			$1,110,509
Shareholders' equity	103,296			108,170
Total liabilities and shareholders' equity	$1,426,255			$1,218,679
Net interest income		$49,317			$41,171
Net interest spread			3.42%			3.47%
Interest expense as a percent of average earning assets			0.41%			0.15%
Net interest margin			3.68%			3.59%

(1)
Income and yields are reported on a tax-equivalent basis using the federal tax rate of 21%.
(2)
Interest and yields on loans include the amortization/accretion of origination costs/fees as well as any purchase premiums or discounts.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	Twelve Months Ended
	December 31,
	2022	2021
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$50,682	$39,871
Interest Income - Securities and Other Interest-Earnings Assets	4,004	2,805
Interest Expense - Deposits	2,941	1,677
Interest Expense - Other Borrowings	2,532	—
Total Net Interest Income	$49,213	$40,999

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$45	$61
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	59	111
Total Tax Benefit on Tax-Exempt Interest Income	$104	$172
Tax-Equivalent Net Interest Income	$49,317	$41,171

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased 35 basis points from 2021 to 2022. The tax-equivalent yield on securities increased 45 basis points from 2021 to 2022. The tax-equivalent yield on loans increased five basis points from 2021 to 2022. The increase in the tax-equivalent yield on earning assets resulted mostly from the increase in the tax-equivalent yield on securities. The increase in the tax-equivalent yield on securities as compared to the corresponding period in the prior year was due to a combination of increase of volume of securities and the rising interest rate environment.

The average rate on interest-bearing liabilities increased 41 basis points from 2021 to 2022. The average rate on total interest-bearing deposits increased 13 basis points from 2021 to 2022. The Federal Reserve interest rate increases during early 2022 heightened interest rates paid on deposit accounts. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds also affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely most heavily on non-maturity deposits, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $95.8 million or 18.13% from $528.5 million during 2021 to $624.3 million in 2022. The cost of interest bearing liabilities was also higher during 2022 due to the subordinated notes that the Company issued on March 31, 2022, which are currently paying a 4.5% fixed rate, and FHLB advances totaling $175.0 million at December 31, 2022, with interest rates ranging between 3.79% and 4.57%.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income.

Tax-equivalent net interest income increased $8.1 million during 2022. The increase in tax-equivalent net interest income during 2022 is comprised of an increase due to volume of $7.6 million and a increase due to rate of $530 thousand. The increase in tax-equivalent net interest income during 2022 was largely affected by the increased volume of taxable loans, as well as increases in rates earned from interest-earning assets. This increase was partially offset by the increased volume in borrowing and increases in rates paid on interest bearing liabilities.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2022 vs 2021 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$146	$938	$1,084
Tax-exempt	(256)	6	(250)
Loans:
Taxable	10,506	360	10,866
Tax-exempt	(43)	(28)	(71)
Federal funds sold	25	5	30
Interest-bearing deposits in other banks	(15)	298	283
Total earning assets	$10,362	$1,580	$11,942

Interest-Bearing Liabilities:
NOW accounts	$68	$283	$351
Money market accounts	133	439	572
Savings accounts	18	20	38
Time deposits:
$250,000 and more	(26)	175	149
Less than $250,000	22	132	154
Total interest-bearing deposits	$215	$1,049	$1,264
Federal funds purchased	$169	$1	$170
Federal Home Loan Bank advances	1,295	—	1,295
Subordinated debt	1,067	—	1,067
Total interest-bearing liabilities	$2,746	$1,050	$3,796
Change in net interest income	$7,616	$530	$8,146

Provision for Loan Losses

The provision for loan losses is based upon management’s estimate of the amount required to maintain an adequate allowance for loan losses as discussed within the Critical Accounting Policies section above. The provision for loan losses was $1.8 million for 2022 and $1.5 million for 2021. The amount of provision for loan losses during each period reflects the results of the Company’s analysis used to determine the adequacy of the allowance for loan losses. The provision for loan losses in 2022 reflects loan growth in the portfolio during the year partially offset by net recoveries of $601 thousand. The provision for loan losses in 2021 reflects loan growth in the portfolio during. The Company is committed to maintaining an allowance that adequately reflects the risk inherent in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income

Total noninterest income was $13.3 million and $11.3 million during 2022 and 2021, respectively. This represents an increase of $2.0 million or 17.89% for 2022. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2022 and 2021, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Wealth management fees	$4,149	$3,054	$1,095	35.85%
Service charges on deposit accounts	1,618	1,235	383	31.01%
Other service charges and fees	3,943	3,941	2	0.05%
(Loss)on the sale and disposal of bank premises and equipment	(11)	—	(11)	NM
(Loss) gain on sale of securities	(737)	24	(761)	(3,170.83)%
Gain on sale of loans	1,875	1,658	217	13.09%
Bank owned life insurance income	626	527	99	18.79%
Other operating income	1,882	881	1,001	113.62%
Total noninterest income	$13,345	$11,320	$2,025	17.89%
NM - Not Meaningful

Wealth management fees increased from 2021 to 2022. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from wealth management fees is determined by the number of active accounts and total assets under management. With the addition of several new key employees, total assets under management have seen an increase during the year.

Services charges on deposit accounts increased when comparing the year ended December 31, 2022 to 2021. This increase is mainly due to increases in overdraft charges. Overdraft charges can fluctuate based on changes in customer activity.

During 2022, the Company sold $12.2 million in mortgage loans on the secondary market and $155.0 million of loans from the commercial and consumer loan portfolios. During the third quarter of 2022, the Company sold $3.0 million in Small Business Association ("SBA") loans. During the last three quarters of 2021, the Company sold $18.1 million in mortgage loans on the secondary market and $99.2 million of loans from the commercial and consumer loan portfolios. These loan sales resulted in gains of $1.9 million and $1.7 million during the years ended December 31, 2022 and 2021, respectively.

Bank owned life insurance ("BOLI") fee income increased during 2022 when compared to 2021 as a result of investment of $10 million into BOLI by the Company during the second quarter of 2021.

Other operating income increased during 2022. The fluctuation from 2021 to 2022 is mostly attributed to adjustments to the investment in Banker’s Insurance as well as cash distributions received from investments in Small Business Investment Companies and derivative fee income.

Noninterest Expenses

Total noninterest expenses were $43.1 million and $38.0 million during 2022 and 2021, respectively. This represents an increase of $5.0 million or 13.16% during 2022.

The following table provides the components of noninterest expense for the twelve months ended December 31, 2022 and 2021, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Salaries and employee benefits	$25,730	$21,854	$3,876	17.74%
Occupancy expenses	2,068	1,803	265	14.70%
Equipment expenses	1,121	959	162	16.89%
Advertising and marketing expenses	770	408	362	88.73%
Stationery and supplies	199	155	44	28.39%
ATM network fees	1,313	1,135	178	15.68%
Other real estate owned expense	34	41	(7)	(17.07)%
Loss on other real estate owned	—	201	(201)	NM
FDIC assessment	614	606	8	1.32%
Computer software expense	960	996	(36)	(3.61)%
Bank franchise tax	886	781	105	13.44%
Professional fees	2,019	3,760	(1,741)	(46.30)%
Data processing fees	1,779	1,541	238	15.44%
Other operating expenses	5,564	3,809	1,755	46.08%
Total noninterest expenses	$43,057	$38,049	$5,008	13.16%

NM - Not Meaningful

The Company’s growth has had an impact on noninterest expenses. Total assets have grown by $313.7 million or 24.1% from December 31, 2021 to December 31, 2022. This growth has required investments to be made in the Company’s infrastructure, causing increases in salaries and employee benefits, occupancy expenses, equipment expenses, advertising and marketing expenses, stationary and supplies, and other operating expenses. In addition, increases in asset size and capital levels have impacted both the FDIC assessment and bank franchise tax amounts.

Salaries and employee benefits expense increased during 2022. Annual pay increases, newly hired employees, increasing insurance costs and enhanced employee incentive plans have attributed to these increases. The number of full-time equivalent employees (FTEs) has increased from 221 at December 31, 2021 to 241 at December 31, 2022.

Professional fees decreased during 2022. Significant expansion costs of the Company's wealth management business line and buildout of the marine lending division were incurred and completed in 2021, resulting in lower professional fees in 2022.

Data processing fees increased in 2022 due to the fees associated to the new general ledger system implemented in late 2021, the implementation of a new budgeting system and a new loan end-to-end platform system.

Other operating expenses increased during 2022. This increase is due primarily to increased loan related expenses due to a higher loan volume.

The efficiency ratio of the Company was 67.90% and 72.14% for 2022 and 2021, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above.

The calculation of the efficiency ratio for the twelve months ended December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$43,057	$38,049
Less: Loss on other real estate owned	—	201
Adjusted noninterest expenses	$43,057	$37,848

Net interest income	$49,213	$40,999

Noninterest income	$13,345	$11,320
Less: (Loss) gain on sales of securities	(737)	24
Less: (Loss) on the sale and disposal of premises and equipment	(11)	—
Adjusted noninterest income	$14,093	$11,296
Tax equivalent adjustment (1)	104	172
Total net interest income and noninterest income, adjusted	$63,410	$52,467

Efficiency ratio	67.90%	72.14%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $3.2 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively. These amounts correspond to an effective tax rate of 17.83% and 13.81% for 2022 and 2021, respectively. The effective tax rate is below the statutory rate of 21%, due primarily to tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits. During 2021, one of the Company's rehabilitation tax credit investments was finalized and the total amount of credits to be received was determined and certified. The effective tax rate is also impacted by tax-exempt income on investment securities and loans. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2022 and 2021.

Business Segments

The Company has two reportable operating segments: community banking and marine lending. Revenue from community banking operations consist primarily of net interest income related to investments in loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine loans and gains on sales of loans.

Financial information for the parent company and the Bank of Clarke Wealth Management Division is included in the "All Other" category. The parent company's operating results are comprised primarily of interest expense associated with subordinated debt. The wealth management division's net recenues are comprised primarily of income from offering wealth management services and insurance products through third-party service providers. Refer to Notes 1 and 27 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Marine lending was identified as a newly reportable segment in 2022 and as such, the Company has included the prior period financial information for comparative purposes. The following table provides income and asset information as of and for the twelve months ended December 31, 2022 and 2021, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income. Variances that the Company believes require explanation are discussed below the table.

	Twelve Months Ended
	December 31, 2022
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$47,554	$7,132	$—	$—	$54,686
Interest Expense	3,826	580	1,067	—	5,473
Net Interest Income	43,728	6,552	(1,067)	—	49,213
Gain on sales of loans	478	1,397	—	—	1,875
Other noninterest income	7,222	99	4,149	—	11,470
Net Revenue	51,428	8,048	3,082	—	62,558
Provision for loan losses	1,059	771	—	—	1,830
Noninterest expense	36,401	3,695	2,961	—	43,057
Income (loss) before taxes	13,968	3,582	121	—	17,671
Income tax expense (benefit)	2,343	794	13	—	3,150
Net Income (loss)	$11,625	$2,788	$108	$—	$14,521

Other data:
Capital expenditures	$829	$9	$—	$—	$838
Depreciation and amortization	1,550	236	124	—	1,910

	Twelve Months Ended
	December 31, 2021
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$40,003	$2,630	$43	$—	$42,676
Interest Expense	1,645	32	—	—	1,677
Net Interest Income	38,358	2,598	43	—	40,999
Gain on sales of loans	636	1,022	—	—	1,658
Other noninterest income	6,597	10	3,055	—	9,662
Net Revenue	45,591	3,630	3,098	—	52,319
Provision for loan losses	2,657	(1,153)	(21)	—	1,483
Noninterest expense	33,525	2,056	2,468	—	38,049
Income (loss) before taxes	9,409	2,727	651	—	12,787
Income tax expense (benefit)	1,034	573	159	—	1,766
Net Income (loss)	$8,375	$2,154	$492	$—	$11,021

Other data:
Capital expenditures	$520	$—	$—	$—	$520
Depreciation and amortization	1,632	14	22	$—	1,668

	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
Total assets at December 31, 2022	$1,377,461	$237,595	$1,661	$—	$1,616,717
Total assets at December 31, 2021	1,190,471	110,726	1,841	—	1,303,038

The increase in community banking segment net income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to higher interest income resulting from higher average balances of interest-earning assets, including loans and securities, and the effects of rising interest rates on asset yields. This increase was partially offset by the increase in noninterest expense. The increase in noninterest expense is largely due to the Bank's growth and an increase in the allocated cost of funding. This growth has required investments to be made in the Bank’s infrastructure, causing increases in salaries and employee benefits, occupancy expenses, equipment expenses, advertising and marketing expenses, stationary and supplies, and other operating expenses. In addition, increases in asset size and capital levels have impacted both the FDIC assessment and bank franchise tax amounts.

The increase in marine lending segment net income for the year ended December 31, 2022 compared to the year ended December 31, 2021 was also primarily due to higher interest income resulting from higher average balances of interest-earning assets, including loans, and the effects of rising interest rates on asset yields. This increase was partially offset by higher salaries and employee benefits expense, including adding new talent to the marine lending team.

FINANCIAL CONDITION

Assets, Liabilities and Shareholders’ Equity

The Company’s total assets were $1.62 billion at December 31, 2022, an increase of $313.7 million or 24.07% from $1.30 billion at December 31, 2021. Securities decreased $43.2 million or 22.44% between 2021 and 2022. Loans, net of the allowance for loan losses, increased by $335.6 million or 34.36% from 2021 to 2022. Total liabilities were $1.51 billion at December 31, 2022, compared to $1.19 billion at December 31, 2021. Total shareholders’ equity at year end 2022 and 2021 was $101.7 million and $110.3 million, respectively.

Securities

Total securities, excluding restricted stock, were $149.2 million and $192.3 million for the years ended December 31, 2022 and December 31, 2021, respectively. The Company purchased $26.8 million in securities during 2022. This amount includes $23.1 million or 86.04% in mortgage-backed securities, $1.5 million or 5.57% in U.S. government corporations and agencies and $2.3 million or 8.39% in subordinated debt. The Company had $27.6 million in maturities, calls, and principal repayments on securities during 2022. This amount includes $3.6 million or 12.90% in obligations of U.S. government corporations and agencies, $19.0 million or 68.86% in mortgage-backed securities, $2.0 million or 7.24% in U.S. Treasuries, and $3.0 million or 11.00% in obligations of states and political subdivisions. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2022 and 2021.

The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had net unrealized losses on available for sale securities of $25.9 million and $218 thousand at December 31, 2022 and 2021, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2022. The weighted average yield is calculated based on the relative amortized costs of the securities. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

	December 31, 2022
	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
Obligations of U.S. government corporations and agencies	—%	2.56%	2.66%	—%	2.62%
Mortgage-backed securities	—%	—%	1.06%	1.75%	1.71%
Obligations of states and political subdivisions, taxable	2.92%	3.11%	3.07%	—%	3.07%
Subordinated debt	—%	—%	4.28%	—%	4.28%
Total taxable	2.92%	2.82%	2.46%	1.75%	1.88%
Obligations of states and political subdivisions, tax-exempt (1)	4.13%	—%	3.19%	—%	3.26%
Total	2.98%	2.82%	2.47%	1.75%	1.89%

(1)
Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans net of net deferred costs and premiums were $1.32 billion and $985.7 million at December 31, 2022 and 2021, respectively. This represents an increase of $338.1 million or 34.30% for 2022. The ratio of net loans to deposits increased during the year from 82.99% to 104.72% at December 31, 2021 and December 31, 2022, respectively.

Loans secured by real estate were $938.9 million or 70.92% and $754.8 million or 76.57% of total loans at December 31, 2022 and 2021, respectively. This represents an increase of $184.1 million or 24.39% for 2022. Consumer installment loans were $117.1 million or 8.85% and $67.3 million or 6.83% of total loans at December 31, 2022 and 2021, respectively. This represents an increase of $49.8 million or 74.06% for 2022. Commercial and industrial loans were $247.7 million or 18.71% and $143.4 million or 14.55% of total loans at December 31, 2022 and 2021. This represents an increase of $104.3 million or 72.73% for 2022. All other loans were $12.7 million and $16.8 million at December 31, 2022 and 2021. This represents an decrease of $4.1 million or 24.27%. During the year ended December 31, 2022, loan growth was mainly concentrated in commercial real estate loans and commercial and industrial loans, net of PPP forgiveness. Loan growth was also strong in consumer installment loans. Loan growth in commercial and industrial loans and consumer installment loans was mainly due to the marine loan lending. Loan growth was also driven by the expansion into new market areas.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $464.5 million or 35.29% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of loans secured by 1-4 family residential properties.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2022
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 years	After 15 Years	Total
Loans secured by real estate:
Construction and land development	$16,166	$19,417	$31,594	$6,490	$73,667
Secured by farmland	2,410	7,465	5,683	426	$15,984
Secured by 1-4 family residential properties	17,563	72,787	95,839	115,569	301,758
Multifamily	2,272	25,147	12,387	—	39,806
Commercial	19,636	191,478	289,294	7,227	507,635
Commercial and industrial loans	24,683	47,677	62,434	112,865	247,659
Consumer installment loans	418	14,411	14,460	87,821	117,110
All other loans	2,163	783	7,692	2,083	12,721
	$85,311	$379,165	$519,383	$332,481	$1,316,340
For maturities over one year:
Floating rate loans		$60,626	$109,477	$135,020	$305,123
Fixed rate loans		318,539	409,906	197,461	925,906
		$379,165	$519,383	$332,481	$1,231,029

Asset Quality

The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for loan losses. There were $2.6 million in total non-performing assets, which consist of nonaccrual loans, loans 90 days or more past due and still accruing, other real estate owned, and repossessed assets at December 31, 2022. This is a decrease of $178 thousand when compared to the December 31, 2021 balance of $2.8 million. This decrease resulted mostly from a decrease in nonaccrual loans.

Nonaccrual loans were $2.2 million at December 31, 2022 and $2.7 million at the end of 2021. The gross amount of interest income that would have been recognized on nonaccrual loans was $93 thousand for 2022 and $133 thousand for 2021. None of this interest income was included in net income for 2022 or 2021. A total of 12 loans totaling $544 thousand were placed on nonaccrual during 2022. The balance of these loans added to nonaccrual status during 2022 ranged from $1 thousand to $300 thousand with the average outstanding balance being $45 thousand. In addition, five loans totaling $688 thousand were removed from nonaccrual status during 2022. Of the $688 thousand in loans removed from nonaccrual status between December 31, 2021 and December 31, 2022, two loans were paid off, one loan was discharged in bankruptcy, one loan was charged off and one loan was returned to accrual status. The remainder of the decrease in nonaccrual loans was due to paydowns of loans that remained in nonaccrual status between December 31, 2021 and December 31, 2022. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were evaluated for impairment at December 31, 2022 totaled $2.2 million and had $73 thousand in specific allocations assigned.

Other real estate owned increased from zero at December 31, 2021 to $108 thousand at December 31, 2022. One property was foreclosed on during 2022. The difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net loss of $201 thousand was recognized on other real estate owned during 2021.

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

In addition, the Company may, under certain circumstances, restructure loans in troubled debt restructurings as a concession to a borrower when the borrower is experiencing financial distress. Each loan considered for restructuring is evaluated based on customer circumstances and may include modifications to one or more loan provisions. Such restructured loans are included in impaired loans. At December 31, 2022 and 2021, the Company had $4.6 million and $2.7 million in restructured loans, respectively.

Nonperforming Assets and Credit Ratios

(dollars in thousands)

	December 31,
	2022	2021
Nonaccrual loans	$2,162	$2,723
Loans past due 90 days and accruing interest	318	43
Other real estate owned and repossessed assets	108	—
Total nonperforming assets	$2,588	$2,766

Allowance for loan losses	$11,218	$8,787

Gross loans	$1,323,783	$985,720

Allowance for loan losses to nonperforming assets	433%	318%

Allowance for loan losses to total loans	0.85%	0.89%

Allowance for loan losses to nonaccrual loans	519%	323%

Nonaccrual loans to total loans	0.19%	0.28%

Non-performing assets to period end loans and other real estate owned	0.20%	0.28%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2022, other potential problem loans totaled $9.6 million. Of the total other potential problem loans, $4.5 million are currently considered impaired and are disclosed in Note 4 to the Consolidated Financial Statements.

Allowance for Loan Losses

The purpose and the methods for measuring the allowance for loans are discussed in the Critical Accounting Policies section above.

Charged-off loans were $659 thousand and $110 thousand for 2022 and 2021, respectively. Recoveries were $1.3 million and $318 thousand for 2022 and 2021, respectively. Net recoveries were $601 thousand for 2022. Net recoveries were $208 thousand for 2021. This represents a increase in net recoveries of $393 thousand or 189% for 2022. The allowance for loan losses as a percentage of loans was 0.85% and 0.89% at the end of 2022 and 2021, respectively. Excluding outstanding PPP loans of $74 thousand and $15.9 million as of December 31, 2022 and 2021, respectively, the allowance for loan losses as a percentage of total loans was 0.85% and 0.91% as of December 31, 2022 and 2021, respectively. The slight decline in the allowance percentage year over year was attributable in large part to the concentration of loan growth during the period in segments which carry lower reserves. Despite a significant increase in classified loans, the allowance for loan losses as a percentage of loans excluding PPP loans declined slightly. The majority of the increase in classified loans was due to the downgrade of loans where current financial information has not been provided, per loan policy. These loans have not been identified as impaired or nonperforming loans. The ratio of net (recoveries) to average loans was (0.05%) for 2022 and (0.02%) for 2021.

The provision for loan losses for the years ended December 31, 2022 and 2021 was $1.8 million and $1.5 million, respectively. The provision for loan losses in 2022 and 2021 reflected mainly loan growth in the portfolio.

The table titled “Allocation of Allowance for Loan Losses” shows the amount of the allowance for loan losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2022 and 2021. The amount of allowance for loan losses allocated to each loan category is based on the amount of delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, the evaluation of qualitative factors impacting the portfolio and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for loan losses is adequate based on the loan portfolio’s current risk characteristics.

Analysis of Allowance for Loan Losses

(dollars in thousands)

	Years Ended December 31,
	2022			2021
	Net charge-offs (recoveries)	Average loans outstanding (1)	Net charge-offs (recoveries) to average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding (1)	Net charge-offs (recoveries) to average loans outstanding
Construction and Farmland	$(9)	$83,928	(0.01)%	$(12)	$69,792	(0.02)%
Residential Real Estate	(879)	312,177	(0.28)%	(227)	274,449	(0.08)%
Commercial Real Estate	(197)	451,649	(0.04)%	(7)	355,976	(0.00)%
Commercial	191	175,813	0.11%	(8)	143,450	(0.01)%
Consumer	35	94,545	0.04%	(10)	44,661	(0.02)%
All Other Loans	258	11,338	2.28%	56	11,465	0.49%
Total	$(601)	$1,129,450	(0.05)%	$(208)	$899,793	(0.02)%

(1)
Averages as disclosed are based on the outstanding balances of the loans in each segment. These averages do not include net deferred costs and premiums

Allocation of Allowance for Loan Losses

(dollars in thousands)

	December 31, 2022		December 31, 2021
	Allowance for Loan Losses	Percent of Loans in Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Category to Total Loans
Construction and Farmland	$2,714	6.8%	$2,794	8.6%
Residential Real Estate	1,847	25.9%	1,750	29.8%
Commercial Real Estate	2,109	38.6%	1,650	38.4%
Commercial	2,936	18.8%	1,656	14.6%
Consumer	1,140	8.9%	646	6.8%
All Other Loans	472	1.0%	291	1.7%
Total	$11,218	100%	$8,787	100%

During June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. Refer to Note 1 of the consolidated financial statements in Item 8 of this report for additional information.

Deposits

Total deposits were $1.26 billion and $1.18 billion at December 31, 2022 and 2021, respectively, which represents an increase of $86.8 million or 7.38% during 2022. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2022 and 2021.

Average Deposits and Rates Paid

(dollars in thousands)

	Years Ended December 31,
	2022		2021
	Amount	Rate	Amount	Rate
Noninterest-bearing	$485,061		$443,662
Interest-bearing:
NOW accounts	173,843	0.38%	145,652	0.21%
Money market accounts	270,725	0.43%	225,960	0.26%
Regular savings accounts	179,709	0.07%	156,861	0.06%
Time deposits:
$250,000 and more	62,757	0.89%	67,287	0.61%
Less than $250,000	62,907	0.69%	58,565	0.48%
Total interest-bearing	$749,941	0.39%	$654,325	0.26%
Total deposits	$1,235,002		$1,097,987

Noninterest-bearing demand deposits, which are comprised of checking accounts, increased $8.4 million or 1.78% from $470.4 million at December 31, 2021 to $478.8 million at December 31, 2022. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $78.4 million or 11.10% from $706.9 million at December 31, 2021 to $785.3 million at December 31, 2022. Total money market account balances decreased $31.4 million or 12.45% from $251.9 million at December 31, 2021 to $220.5 million at December 31, 2022; however, regular savings accounts increased $71.0 million or 42.07% from $168.7 million at December 31, 2021 to $239.7 million at December 31, 2022. Reciprocal deposit accounts balances (included in total money market account and NOW account balances) increased from $42.2 million to $59.5 million at December 31, 2021 and December 31, 2022, respectively. The reciprocal deposits balance at December 31, 2022 and December 31, 2021 consists of money market and NOW accounts obtained through the ICS network. The growth in deposits was mainly organic growth as we expand and grow into newer market areas. Time deposits increased $34.3 million or 27.76% from $123.6 million at December 31, 2021 to $157.9 million at December 31, 2022. Total estimated uninsured deposits at December 31, 2022 and December 31, 2021 were $322.5 million and $356.3 million, respectively.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000. Core deposits totaled $1.19 billion or 93.88% and $1.11 billion or 94.47% of total deposits at December 31, 2022 and 2021, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $250,000 and Greater” shows the amount of certificates of deposit of $250,000 and more maturing within the time periods indicated at December 31, 2022. The total amount maturing within one year is $66.1 million or 93.96% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $250,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2022	$5,522	$4,846	$55,747	$4,248	$70,363	5.57%

The table titled “Certificates of Deposit and Other Time Deposits Otherwise Uninsured" shows the balances of certificates of deposit that were in excess of the FDIC insurance limit at December 31, 2022. The total amount maturing within one year is $54.6 million or 97.33% of the total amount outstanding.

Certificates of Deposit and Other Time Deposits Otherwise Uninsured

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2022	$4,021	$2,846	$47,703	$1,498	$56,068	4.44%

CAPITAL RESOURCES

Total shareholders’ equity on December 31, 2022 was $101.7 million, reflecting a percentage of total assets of 6.29% as compared to $110.3 million and 8.46% at December 31, 2021. The common stock’s book value per share decreased $2.78 or 8.70% to $29.15 per share at December 31, 2022 from $31.93 per share at December 31, 2021. During 2022, the Company paid $1.15 per share in dividends as compared to $1.10 per share for 2021. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock. During 2022, the Company purchased 4,442 shares of its Common Stock under its stock repurchase program at an average price of $34.79. During 2021, the Company purchased 4,479 shares of its Common Stock under its stock repurchase program at an average price of $31.26. At December 31, 2022, and 2021, Management believes the Bank met all capital adequacy requirements to which it was subject. Additionally, at December 31, 2022, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the Community Bank Leverage Ratio framework (CBLR), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020. The CBLR removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the CBLR and that maintain a leverage ratio of greater than the required minimum will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the regulatory capital rules, an institution electing to use the CBLR must maintain a minimum leverage ratio of 9%. Qualifying institutions are allowed a two-quarter grace period to correct a ratio that falls below the required amount, provided the institution maintains a ratio of more than 8%. At December 31, 2022, the Bank was a qualifying institution and elected to utilize the CBLR to measure capital adequacy. As such, the related amounts and ratios for December 31, 2022, are presented below using the CLBR. As the Bank did not elect to utilize the CBLR at December 31, 2021, the amounts and ratios are presented using the risk-based capital framework.

Analysis of Bank Capital

(dollars in thousands)

	December 31, 2022	December 31, 2021
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	29,773	9,773
Retained earnings	111,759	96,115
Total Tier 1 capital	$143,214	$107,570
Common equity tier 1 capital		$107,570
Tier 2 Capital:
Allowance for loan losses and reserves for off-balance sheet commitments		$8,850
Total Tier 2 capital		$8,850
Total risk-based capital		$116,420

Risk weighted assets		$1,030,262

Capital Ratios:
Common equity Tier 1 capital ratio	n/a	10.44%
Tier 1 risk-based capital ratio	n/a	10.44%
Total risk-based capital ratio	n/a	11.30%
Tier 1 leverage ratio	9.19%	8.84%

Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At December 31, 2022 liquid assets totaled $317.1 million as compared to $365.1 million at December 31, 2021. These amounts represent 20.93% and 30.61% of total liabilities at December 31, 2022 and 2021, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. At December 31, 2022 and 2021, the Company had remaining credit availability in the amounts of $105.7 million and $244.3 million, respectively, with the Federal Home Loan Bank of Atlanta. The Company also had unused lines of credit with financial institutions of $78.0 million at December 31, 2022 and 2021. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

Year 1 Net Interest Income Simulation

(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-400 BP	$(5,133)	(9.99)%
-300 BP	(3,939)	(7.67)%
-200 BP	(2,748)	(5.35)%
-100 BP	(1,238)	(2.41)%
+100 BP	645	1.26%
+200 BP	(118)	(0.23)%
+300 BP	(1,432)	(2.79)%
+400 BP	(3,055)	(5.94)%

The Bank uses simulation analysis to assess earnings at risk and economic value of equity ("EVE") analysis to assess economic value at risk. This analysis method allows management to regularly monitor the direction and magnitude of the Bank’s interest rate risk exposure. The modeling techniques cannot be measured with complete precision. Maturity and repricing characteristics of assets and liabilities, prepayments on amortizing assets, non-maturity deposit sensitivity and loan and deposit pricing are key assumptions used in acquiring this analysis. There is a realm of uncertainty in using these assumptions but the analysis does provide the Bank with the ability to estimate interest rate risk position over time.

The table below examines the EVE. The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The model indicates an exposure to falling interest rates. These results are driven primarily by the relative change in value of the Bank’s core deposit base as rates rise.

Static EVE Change

(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-400 BP Shock	$(121,984)	(55.90)%
-300 BP Shock	(69,185)	(31.71)%
-200 BP Shock	(34,924)	(16.01)%
-100 BP Shock	(9,046)	(4.15)%
+100 BP Shock	520	0.24%
+200 BP Shock	(6,974)	(3.20)%
+300 BP Shock	(10,537)	(4.83)%
+400 BP Shock	(14,959)	(6.86)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Eagle Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – General Allowance – Qualitative Factors

As described in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 4 (Allowance for Loan Losses) to the consolidated financial statements, the Company has established an allowance for loan losses to provide for probable loan losses which are estimated to have occurred as of the balance sheet date, which totaled $11.22 million at December 31, 2022. The Company’s allowance for loan losses consists of three components: the specific allowance; the general allowance; and the unallocated allowance. The general component relates to loans that are not considered impaired and is based on historical loss experience adjusted for qualitative factors and totaled $11.12 million at December 31, 2022. The qualitative portion of the general allowance is based on management’s evaluation of specific factors which are used to develop loss percentages applied to the loan portfolio, by loan pool, based on management’s assessment of shared risk characteristics within groups of similar loans. The qualitative factors assessed include: national and local economic trends and conditions; the quality of the Company’s loan review system; changes in lending policies; the experience, ability, and depth of management; concentrations of credit; trends in volume and terms of loans; levels and trends in delinquencies and nonperforming loans; changes in collateral values; and competition and regulatory requirements.

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

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

• Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
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

Winchester, Virginia

March 29, 2023

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2022 and 2021

(dollars in thousands, except per share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$16,629	$14,536
Interest-bearing deposits with other institutions	49,902	49,304
Federal funds sold	363	228
Total cash and cash equivalents	66,894	64,068
Securities available for sale, at fair value	149,156	192,321
Restricted investments	9,233	1,049
Loans held for sale	153	876
Loans	1,323,783	985,720
Allowance for loan losses	(11,218)	(8,787)
Net Loans	1,312,565	976,933
Bank premises and equipment, net	18,064	18,249
Other real estate owned, net of allowance	108	—
Bank owned life insurance	23,862	23,236
Other assets	36,682	26,306
Total assets	$1,616,717	$1,303,038
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$478,750	$470,355
Savings and interest bearing demand deposits	627,431	583,296
Time deposits	157,894	123,584
Total deposits	$1,264,075	$1,177,235
Federal funds purchased	32,980	—
Federal Home Loan Bank advances	175,000	—
Subordinated debt	29,377	—
Other liabilities	13,556	15,523
Total liabilities	$1,514,988	$1,192,758

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2022, 3,490,086 including 38,780 unvested restricted stock; issued and outstanding 2021, 3,454,128 including 31,738 unvested restricted stock	8,629	8,556
Surplus	13,268	12,115
Retained earnings	100,278	89,764
Accumulated other comprehensive (loss)	(20,446)	(155)
Total shareholders’ equity	$101,729	$110,280
Total liabilities and shareholders’ equity	$1,616,717	$1,303,038

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2022 and 2021

(dollars in thousands, except per share amounts)

	2022	2021
Interest and Dividend Income
Interest and fees on loans	$50,682	$39,871
Interest and dividends on securities:
Taxable interest income	3,292	2,272
Interest income exempt from federal income taxes	221	419
Dividends	109	45
Interest on deposits in banks	352	69
Interest on federal funds sold	30	—
Total interest and dividend income	$54,686	$42,676
Interest Expense
Interest on deposits	$2,941	$1,677
Interest on federal funds purchased	170	—
Interest on Federal Home Loan Bank advances	1,295	—
Interest on subordinated debt	1,067	—
Total interest expense	$5,473	$1,677
Net interest income	$49,213	$40,999
Provision For Loan Losses	1,830	1,483
Net interest income after provision for loan losses	$47,383	$39,516
Noninterest Income
Wealth management fees	$4,149	$3,054
Service charges on deposit accounts	1,618	1,235
Other service charges and fees	3,943	3,941
(Loss) on the sale and disposal of bank premises and equipment	(11)	—
(Loss) gain on sale of securities	(737)	24
Gain on sale of loans	1,875	1,658
Bank owned life insurance income	626	527
Other operating income	1,882	881
Total noninterest income	$13,345	$11,320
Noninterest Expenses
Salaries and employee benefits	$25,730	$21,854
Occupancy expenses	2,068	1,803
Equipment expenses	1,121	959
Advertising and marketing expenses	770	408
Stationery and supplies	199	155
ATM network fees	1,313	1,135
Other real estate owned expense	34	41
Loss on other real estate owned	—	201
FDIC assessment	614	606
Computer software expense	960	996
Bank franchise tax	886	781
Professional fees	2,019	3,760
Data processing fees	1,779	1,541
Other operating expenses	5,564	3,809
Total noninterest expenses	$43,057	$38,049
Income before income taxes	$17,671	$12,787
Income Tax Expense	3,150	1,766
Net income	$14,521	$11,021
Earnings Per Share
Net income per common share, basic	$4.17	$3.20
Net income per common share, diluted	$4.17	$3.20

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
Net income	$14,521	$11,021
Other comprehensive (loss):
Unrealized (loss) on available for sale securities, net of reclassification adjustments, net of deferred income tax of ($5,394) and ($912) for the years ended December 31, 2022 and 2021, respectively	(20,291)	(3,434)
Total other comprehensive (loss)	(20,291)	(3,434)
Total comprehensive (loss) income	$(5,770)	$7,587

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2022 and 2021

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	$8,460	$10,811	$82,524	$3,279	$105,074
Net income			11,021		11,021
Other comprehensive (loss)				(3,434)	(3,434)
Restricted stock awards, stock incentive plan (21,261 shares)	53	(53)			—
Stock-based compensation expense		850			850
Issuance of common stock, dividend investment plan (16,194 shares)	41	479			520
Issuance of common stock, employee benefit plan (5,577 shares)	14	165			179
Retirement of common stock (4,749 shares)	(12)	(137)			(149)
Dividends declared ($1.10 per share)			(3,781)		(3,781)
December 31, 2021	$8,556	$12,115	$89,764	$(155)	$110,280
Net income			14,521		14,521
Other comprehensive (loss)				(20,291)	(20,291)
Restricted stock awards, stock incentive plan (23,079 shares)	58	(58)			—
Stock-based compensation expense		1,017			1,017
Issuance of common stock, dividend investment plan (5,582 shares)	14	185			199
Issuance of common stock, employee benefit plan (4,697 shares)	12	152			164
Retirement of common stock (4,442 shares)	(11)	(143)			(154)
Dividends declared ($1.15 per share)			(4,007)		(4,007)
December 31, 2022	$8,629	$13,268	$100,278	$(20,446)	$101,729

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
Cash Flows from Operating Activities
Net income	$14,521	$11,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	979	996
Amortization of other assets	931	672
Provision for loan losses	1,830	1,483
Origination of loans held for sale	(14,276)	(19,015)
Proceeds from sale of loans held for sale	15,486	18,775
Net (gains) on sales of loans	(1,875)	(1,658)
Loss (gain) on other real estate owned	—	201
Loss on the sale and disposal of premises and equipment	11	—
Loss (gain) on the sale of securities	737	(24)
Amortization of subordinated debt issuance costs	51	—
Stock-based compensation expense	1,017	850
Premium amortization on securities, net	562	1,239
Bank owned life insurance (income)	(626)	(527)
Deferred tax (benefit)	(86)	(1,437)
Changes in assets and liabilities:
(Increase) decrease in other assets	(4,742)	6
(Decrease) increase in other liabilities	(706)	3,877
Net cash provided by operating activities	$13,814	$16,459
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$27,630	$52,012
Proceeds from the sale of securities available for sale	15,370	15,885
Purchases of securities available for sale	(26,819)	(100,824)
Proceeds from the sale of restricted investments	—	222
Purchase of restricted investments	(8,184)	(4)
Proceeds for the sale of bank premises and equipment	33	—
Purchases of bank premises and equipment	(838)	(520)
Proceeds from the sale of other real estate owned	—	672
Changes in collateral posted with other financial institutions, net	(700)	—
Purchase of bank-owned life insurance	—	(10,000)
Proceeds from sales of loans	155,525	100,176
Origination of loans net of prinicpal collected	(492,592)	(248,598)
Funding of capital commitments related to other investments	(761)	(2,238)
Net cash (used in) investing activities	$(331,336)	$(193,217)
Cash Flows from Financing Activities
Net increase in demand deposits, money market and savings accounts	$52,530	$169,211
Net increase (decrease) in certificates of deposit	34,310	(5,074)
Net increase in federal funds purchased	32,980	—
Net increase in Federal Home Loan Bank advances	175,000	—
Issuance of subordinated debt, net of issuance costs	29,326	—
Issuance of common stock, employee benefit plan	164	179
Retirement of common stock	(154)	(149)
Cash dividends paid	(3,808)	(3,261)
Net cash provided by financing activities	$320,348	$160,906
Increase (decrease) in cash and cash equivalents	$2,826	$(15,852)
Cash and Cash Equivalents
Beginning	64,068	79,920
Ending	$66,894	$64,068
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,563	$1,682
Income taxes	$4,368	$2,816
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) on securities available for sale	$(25,685)	$(4,346)
Other real estate and repossessed assets acquired in settlement of loans	$108	$266
Issuance of common stock, dividend investment plan	$199	$520
Lease liabilities arising from right-of-use assets	$-	$1,404

See Notes to Consolidated Financial Statements

NOTE 1. Nature of Banking Activities and Significant Accounting Policies

Eagle Financial Services, Inc. (the “Company” or “Corporation”) and Bank of Clarke (the “Bank”) grant commercial, financial, agricultural, residential and consumer loans to customers in Virginia, Maryland and the Eastern Panhandle of West Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. In addition, the Bank of Clarke Wealth Management Division, a division of the Bank, provides both a full-service Trust Department and a separate brokerage area.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to accepted practices within the banking industry.

Principles of Consolidation

The Company owns 100% of the Bank. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated.

Wealth Management Assets

The Bank of Clarke Wealth Management Division provides both a full-service Trust Department and a separate brokerage area. The Trust Department features a full range of fiduciary expertise, including service as Trustee of personal trusts, service as guardian or conservator by court appointment, fiduciary investment management, estate settlement, and agency for trustees. The brokerage area offers advisory services and a broad selection of investment products, including Individual Retirement Accounts, mutual funds, tax-deferred annuities, 529 college savings plans, life insurance, long term care insurance, brokerage certificates of deposit, among other brokerage services. Securities and other property held by the Bank of Clarke Wealth Management Division in a fiduciary or agency capacity are not assets of the Bank and are not included in the accompanying consolidated financial statements.

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

Loans Held for Sale

Mortgage loans originated with the intent to sell in the secondary market are classified as loans held for sale and carried at the lower of cost or fair value as determined by commitments from investors. Mortgage loans that are sold in the secondary market are sold servicing released. The Company may also classify other loans as loans held for sale as part of its ongoing portfolio management strategies. Such other loans are generally not originated with the intent to sell. Once a decision is made to sell loans not previously classified as held for sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or fair value. In 2022, the Company sold non-mortgage loans totaling approximately $156 million as part of its portfolio management strategies that were previously classified as held for investment. Gains and losses on sales of loans are recorded based on the differential between the sales proceeds and carrying value of the underlying loans.

Loan Servicing Rights

Loan servicing rights are separate from the underlying loan and may be retained or sold by the Company when the related loan is sold.In connection with sale of certain loans, the Company has recognized assets for retained loan servicing rights. Capitalized loan servicing rights represent the economic benefits associated with contracts to service loans under which the benefits of servicing are expected to more than adequately compensate the Company for performing the servicing. Assets for retained loan servicing rights are initially recognized as a component of the gain recognized on the sale of the underlying loan(s) and are recorded at fair value on the consolidated balance sheets. Loan servicing rights are subsequently accounted for using the amortization method. The amortization method requires the servicing assets to be amortized in proportion to and over the period of estimated net servicing income. Additionally, the recorded balances are evaluated for impairment each reporting period and are reported at the lower of amortized cost or fair value. Assets for loan servicing rights are recorded in other assets in the consolidated balance sheets. Servicing fee income, net of amortization and impairment, if any, is reported in other service charges and fees in the consolidated statements of income.

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

Troubled Debt Restructurings ("TDR")

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

Paycheck Protection Program Loans

In both 2021 and 2020, the Company participated in the Paycheck Protection Program ("PPP"). As of December 31, 2022, the Company had 1 PPP loan with an outstanding balance of $74 thousand. As of December 31, 2021, the Company had 152 PPP loans with outstanding balances totaling $15.9 million. Net origination fees related to PPP loans were recognized in earnings over the lives of the loans or until forgiveness by the SBA.

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

Reclassifications

Certain reclassifications have been made to the 2021 financial statements to conform to reporting for 2022. The results of the reclassifications are not considered material and had no effect on prior years' net income or shareholders' equity.

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

	Twelve Months Ended
	December 31,
	2022	2021
Average number of common shares outstanding	3,482,368	3,440,080
Effect of dilutive common stock	—	—
Average number of common shares outstanding used to calculate diluted earnings per share	3,482,368	3,440,080

There were no potentially dilutive securities outstanding in 2022 or 2021.

Comprehensive (Loss) Income

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

Business Segments

The Company operates in two reportable business segments through the Bank: community banking and marine lending. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each operating segment. Given the Company's reportable segments are contained within the Bank, management must make certain allocations of expenses, which may not be representative of the costs expected to be incurred if the specific business segments operated as stand-alone entities. For additional information, refer to Note 27. “Business Segments.”

Stock Repurchase Program

On July 11, 2022, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2023. During 2022, the Company purchased 4,442 shares of its Common Stock under its stock repurchase program at an average price of $34.79. During 2021, the Company purchased 4,749 shares of its Common Stock under its stock repurchase program at an average price of $31.26. The maximum number of shares that may yet be purchased under the June 2022 plan as of December 31, 2022 are 148,969.

Recent Accounting Pronouncements

During June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date. Transition adjustments during the first quarter of 2023, will include increases in the allowance for credit losses and the reserve for credit losses on unfunded commitments to extend credit as well as a reduction of total equity, net of taxes. This reduction of equity capital may, at the Bank's election, be phased-in over a three year period in accordance with regulatory guidelines. The final cumulative effect of the transition adjustments is still subject to completion by the Company but is estimated to reduce opening retained earnings on January 1, 2023 by a reasonable range of $1.5 million to $2.5 million.Subsequent to adoption, the Company will record adjustments to its allowances for credit losses through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a cohort methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included call report coding and various other factors. The Company primarily utilizes unemployment, inflation, as well as the consumer price index, and may also consider other factors to support its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: economic conditions, problem loan trends, legal/regulatory environment, lending policy and procedures, credit admin and lending staff, loan review, nature, term and volume of the portfolio, collateral values and concentrations of credit. The Company’s CECL implementation process was overseen by the CFO and Controller and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model in order to further refine the methodology and model. In addition, the Company engaged a third-party to perform a comprehensive model validation.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin ("SAB") 119. SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.” It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In March 2022, FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

In March 2020, FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has identified impacted loans and is currently working with individual borrowers to modify loans that are directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

In December 2022, FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate ("LIBOR") would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2022 and 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,993	$—	$(858)	$9,135
Mortgage-backed securities	153,289	—	(24,136)	129,153
Obligations of states and political subdivisions	7,027	2	(422)	6,607
Subordinated debt	4,750	—	(489)	4,261
	$175,059	$2	$(25,905)	$149,156

	December 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$14,541	$417	$(37)	$14,921
U.S. treasury notes	2,003	—	—	2,003
Mortgage-backed securities	152,391	753	(2,132)	151,012
Obligations of states and political subdivisions	21,104	773	—	21,877
Subordinated debt	2,500	11	(3)	2,508
	$192,539	$1,954	$(2,172)	$192,321

Carrying amounts of restricted securities at December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Federal Reserve Bank Stock	$944	$344
Federal Home Loan Bank Stock	8,149	565
Community Bankers’ Bank Stock	140	140
	$9,233	$1,049

The amortized cost and fair value of securities available for sale at December 31, 2022, by contractual maturity, are shown below. Maturities may differ from contractual maturities primarily (others could be called) in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$837	$833
Due after one year through five years	4,958	4,635
Due after five years through ten years	24,091	21,772
Due after ten years	145,173	121,916
	$175,059	$149,156

During the twelve months ended December 31, 2022, the Company sold $15.4 million in available for sale securities with gross gains of $6 thousand and gross losses of $743. During the twelve months ended December 31, 2021, the Company sold $15.9 million in available for sale securities with gross gains of $143 thousand and gross losses of $119.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,140	$543	$2,994	$315	$9,134	$858
Mortgage-backed securities	31,771	4,052	97,382	20,084	129,153	24,136
Obligations of states and political subdivisions	6,065	422	—	—	6,065	422
Subordinated debt	2,431	319	1,080	170	3,511	489
	$46,407	$5,336	$101,456	$20,569	$147,863	$25,905

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2021
	(in thousands)
Obligations of U.S. government corporations and agencies	$2,616	$37	$—	$—	$2,616	$37
Mortgage-backed securities	$101,080	$1,214	$29,555	$918	$130,635	$2,132
Subordinated debt	247	3	—	—	247	3
	$103,943	$1,254	$29,555	$918	$133,498	$2,172

Gross unrealized losses on available for sale securities included one hundred four (104) and forty one (41) debt securities at December 31, 2022 and December 31, 2021, respectively. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company’s mortgage-backed securities are issued by U.S. government agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The fair value of a security reflects its liquidity as compared to similar instruments, current market rates on similar instruments, and the creditworthiness of the issuer. Absent any change in the liquidity of a security or the creditworthiness of the issuer, prices will decline as market rates rise and vice-versa. The primary cause of the unrealized losses at December 31, 2022 and December 31, 2021 was changes in market interest rates. Since the losses can be primarily attributed to changes in market interest rates and not expected cash flows or an issuer’s financial condition, the unrealized losses are deemed to be temporary and management does not intend to sell and it is unlikely that management will be required to sell the securities prior to their anticipated recovery. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

Securities having a carrying value of $13.3 million at December 31, 2022 were pledged as security for trust accounts.

NOTE 3. Loans

The composition of loans at December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
	(in thousands)
Mortgage loans on real estate:
Construction and land development	$73,667	$71,191
Secured by farmland	15,984	13,710
Secured by 1-4 family residential properties	301,758	263,723
Multifamily	39,806	29,093
Commercial	507,635	377,051
Commercial and industrial loans	247,659	143,378
Consumer installment loans	117,110	67,281
All other loans	12,721	16,798
Total loans	$1,316,340	$982,225
Net deferred loan costs and premiums	7,443	3,495
Allowance for loan losses	(11,218)	(8,787)
	$1,312,565	$976,933

At December 31, 2022, the Company was servicing $231.7 million of marine loans for other financial institutions which are not inlcuded in the table above. Also excluded from the table above are net servicing assets of $684 thousand at December 31, 2022, which are recorded in other assets in the Consolidated Balance Sheets.
NOTE 4. Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(in thousands)
Balance, beginning	$8,787	$7,096
Provision charged to operating expense	1,830	1,483
Recoveries added to the allowance	1,260	318
Loan losses charged to the allowance	(659)	(110)
Balance, ending	$11,218	$8,787

Nonaccrual and past due loans by class at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$15	$—	$73	$88	$247,571	$247,659	$—	$73
Commercial Real Estate:
Owner Occupied	—	—	—	—	232,115	232,115	—	—
Non-owner occupied	—	—	—	—	275,520	275,520	—	1,356
Construction and Farmland:
Residential	—	—	—	—	11,256	11,256	—	21
Commercial	—	—	101	101	78,294	78,395	—	376
Consumer:
Installment	56	—	146	202	116,908	117,110	146	—
Residential:
Equity Lines	149	—	—	149	43,439	43,588	—	155
Single family	222	—	211	433	257,737	258,170	172	181
Multifamily	—	—	—	—	39,806	39,806	—	—
All Other Loans	—	—	—	—	12,721	12,721	—	—
Total	$442	$—	$531	$973	$1,315,367	$1,316,340	$318	$2,162

	December 31, 2021
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Commercial - Non Real Estate:
Commercial & Industrial	$8	$7	$—	$15	$143,363	$143,378	$—	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	188,839	188,839	—	124
Non-owner occupied	146	—	130	276	187,936	188,212	—	1,547
Construction and Farmland:
Residential	—	—	—	—	10,077	10,077	—	—
Commercial	—	126	108	234	74,590	74,824	—	234
Consumer:
Installment	6	—	—	6	67,275	67,281	—	3
Residential:
Equity Lines	13	—	—	13	35,849	35,862	—	29
Single family	409	238	434	1,081	226,780	227,861	43	786
Multifamily	—	—	—	—	29,093	29,093	—	—
All Other Loans	—	—	—	—	16,798	16,798	—	—
Total	$582	$371	$672	$1,625	$980,600	$982,225	$43	$2,723

Allowance for loan losses by segment as of and for the years ended December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,794	$1,750	$1,650	$1,656	$646	$291	$—	$8,787
Charge-Offs	—	(9)	—	(300)	(79)	(271)	—	(659)
Recoveries	9	888	197	109	44	13	—	1,260
Provision	(89)	(782)	262	1,471	529	439	—	1,830
Ending balance	$2,714	$1,847	$2,109	$2,936	$1,140	$472	$—	$11,218
Ending balance: Individually evaluated for impairment	$—	$27	$—	$73	$—	$—	$—	$100
Ending balance: collectively evaluated for impairment	$2,714	$1,820	$2,109	$2,863	$1,140	$472	$—	$11,118
Loans:
Ending balance	$89,651	$341,564	$507,635	$247,659	$117,110	$12,721	$—	$1,316,340
Ending balance individually evaluated for impairment	$1,044	$3,719	$1,695	$141	$22	$—	$—	$6,621
Ending balance collectively evaluated for impairment	$88,607	$337,845	$505,940	$247,518	$117,088	$12,721	$—	$1,309,719

	December 31, 2021
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate	Commercial	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$1,604	$1,929	$1,645	$1,374	$198	$346	$—	$7,096
Charge-Offs	—	(13)	—	(10)	(19)	(68)	—	(110)
Recoveries	12	240	7	18	29	12	—	318
Provision	1,178	(406)	(2)	274	438	1	—	1,483
Ending balance	$2,794	$1,750	$1,650	$1,656	$646	$291	$—	$8,787
Ending balance: Individually evaluated for impairment	$—	$39	$—	$—	$—	$—	$—	$39
Ending balance: collectively evaluated for impairment	$2,794	$1,711	$1,650	$1,656	$646	$291	$—	$8,748
Loans:
Ending balance	$84,901	$292,816	$377,051	$143,378	$67,281	$16,798	$—	$982,225
Ending balance individually evaluated for impairment	$257	$2,778	$2,295	$108	$16	$—	$—	$5,454
Ending balance collectively evaluated for impairment	$84,644	$290,038	$374,756	$143,270	$67,265	$16,798	$—	$976,771

Impaired loans by class at December 31, 2022 and December 31, 2021 were as follows:

	As of
	December 31, 2022
	(in thousands)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Commercial - Non Real Estate:
Commercial & Industrial	$81	$68	$—	$89	$5
Commercial Real Estate:
Owner Occupied	205	200	—	207	11
Non-owner occupied	1,755	1,495	—	1,499	9
Construction and Farmland:
Residential	22	21	—	157	4
Commercial	1,045	1,026	—	1,045	13
Consumer:
Installment	24	22	—	25	2
Residential
Equity lines	159	155	—	157	5
Single family	3,161	3,060	—	3,115	111
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$6,452	$6,047	$—	$6,294	$159
With an allowance recorded:
Commercial - Non Real Estate:
Commercial & Industrial	$77	$73	$73	$73	$—
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction and Farmland:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer:
Installment	—	—	—	—	—
Residential
Equity lines	—	—	—	—	—
Single family	516	516	27	527	21
Multifamily	—	—	—	—	—
Other Loans	—	—	—	—	—
	$593	$589	$100	$600	$21
Total:
Commercial	$158	$141	$73	$162	$5
Commercial Real Estate	1,960	1,695	—	1,706	20
Construction and Farmland	1,067	1,047	—	1,202	17
Consumer	24	22	—	25	2
Residential	3,836	3,731	27	3,799	137
Other	—	—	—	—	—
Total	$7,045	$6,636	$100	$6,894	$180

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

Credit quality information by class at December 31, 2022 and December 31, 2021 was as follows:

	As of
	December 31, 2022
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$247,061	$526	$72	$—	$—	$247,659
Commercial Real Estate:
Owner Occupied	212,074	20,020	21	—	—	232,115
Non-owner occupied	257,625	16,189	1,706	—	—	275,520
Construction and Farmland:
Residential	11,235	—	21	—	—	11,256
Commercial	69,427	153	8,815	—	—	78,395
Residential:
Equity Lines	43,124	310	154	—	—	43,588
Single family	251,247	5,972	951	—	—	258,170
Multifamily	39,806	—	—	—	—	39,806
All other loans	12,721	—	—	—	—	12,721
Total	$1,144,320	$43,170	$11,740	$—	$—	$1,199,230

					Performing	Nonperforming
Consumer Credit Exposure by Payment Activity					$116,908	$202

	As of
	December 31, 2021
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$143,197	$176	$5	$—	$—	$143,378
Commercial Real Estate:
Owner Occupied	185,978	2,703	158	—	—	188,839
Non-owner occupied	180,830	4,819	2,563	—	—	188,212
Construction and Farmland:
Residential	10,077	—	—	—	—	10,077
Commercial	59,318	15,198	308	—	—	74,824
Residential:
Equity Lines	35,832	—	30	—	—	35,862
Single family	224,510	1,601	1,633	117	—	227,861
Multifamily	26,952	2,141	—	—	—	29,093
All other loans	16,798	—	—	—	—	16,798
Total	$883,492	$26,638	$4,697	$117	$—	$914,944

					Performing	Nonperforming
Consumer Credit Exposure by Payment Activity					$67,275	$6

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

There were twenty eight (28) troubled debt restructured loans totaling $4.6 million at December 31, 2022. At December 31, 2021, there were seventeen (17) troubled debt restructured loans totaling $2.7 million. Two loans, totaling $133 thousand, were in nonaccrual status at December 31, 2022. Two loans, totaling $149 thousand, were in nonaccrual status at December 31, 2021. There were no outstanding commitments to lend additional amounts to troubled debt restructured borrowers at December 31, 2022 or December 31, 2021.

The following tables set forth information on the Company’s troubled debt restructurings by class of loans occurring during the years ended December 31, 2022 and 2021:

		Twelve Months Ended
		December 31, 2022
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate:
Owner occupied	1	$185	$185
Non-owner occupied	1	161	161
Construction and Farmland:
Commercial	1	639	639
Consumer:
Installment	1	20	21
Residential
Single family	9	1,676	1,704
Total	13	$2,681	$2,710

		Twelve Months Ended
		December 31, 2021
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	2	$15	$15
Residential
Single family	1	98	98
Total	3	$113	$113

During the twelve months ended December 31, 2022, the Company restructured thirteen loans by granting a concession to the borrowers experiencing financial difficulty. The Company restructured one commercial real estate owner occupied loan by granting a refinance with new terms. The Company restructured one commercial real estate non-owner occupied loan with a twelve month renewal and rate change. The Company restructured one installment loan by granting a refinance with extended terms. The Company restructured one construction and farmland commercial loan by granting a refinance with new terms. The Company restructured nine residential single family loans by granting twelve month renewals and a rate change.

During the twelve months ended December 31, 2021, the Company restructured three loans by granting a concession to the borrower experiencing financial difficulty. The Company restructured two consumer installment loans and one residential single-family loan. The Company restructured one single-family residential loan by granting a lower interest rate and extending the loan term. The Company restructured two consumer installment loans by granting a refinance to extended the term of the loans, where one consumer installment loan was granted a lower interest rate.

There were no TDRs occurring within the previous 12 months for which there was a payment default during the twelve months ended December 31, 2022 and 2021.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan.

NOTE 6. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
	(in thousands)
Land	$6,644	$6,644
Buildings and improvements	18,649	18,561
Furniture and equipment	9,345	8,815
	$34,638	$34,020
Less accumulated depreciation	16,574	15,771
Bank premises and equipment, net	$18,064	$18,249

Depreciation expense on buildings and improvements was $486 thousand and $482 thousand for the years ended 2022 and 2021, respectively. Depreciation expense on furniture and equipment was $493 thousand and $514 thousand for the years ended 2022 and 2021, respectively.

NOTE 7. Deposits

The composition of deposits at December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Noninterest bearing demand deposits	$478,750	$470,355
Savings and interest bearing demand deposits:
NOW accounts	$167,197	$162,690
Money market accounts	220,498	251,862
Regular savings accounts	239,736	168,744
	$627,431	$583,296
Time deposits:
Balances of less than $250,000	$87,531	$58,427
Balances of $250,000 or greater	70,363	65,157
	$157,894	$123,584
	$1,264,075	$1,177,235

Savings and interest bearing demand deposits included $59.5 million and $42.2 million in reciprocal deposits at December 31, 2022 and 2021, respectively. Time deposits with balances of less than $250,000 include $4.6 million and zero in brokered certificates of deposit at December 31, 2022 and 2021, respectively.

The outstanding balance of time deposits at December 31, 2022 was due as follows:

December 31, 2022
(in thousands)
2023	$135,595
2024	13,408
2025	2,333
2026	3,628
2027	2,191
Thereafter	739
$157,894

Deposit overdrafts reclassified as loans totaled $218 thousand and $231 thousand at December 31, 2022 and 2021, respectively.

NOTE 8. Borrowings

The Company, through its subsidiary bank, borrows funds in the form of federal funds purchased and Federal Home Loan Bank of Atlanta ("FHLB") advances.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 15. Federal funds purchased generally mature each business day. The following table summarizes information related to federal funds purchased for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(dollars in thousands)
Balance at year-end	$32,980	$—
Average balance during the year	7,881	1
Average interest rate during the year	2.16%	0.66%
Maximum month-end balance during the year	$32,980	$—
Gross lines of credit at year-end	78,000	78,000
Unused lines of credit at year-end	78,000	78,000

As of December 31, 2022, Company had remaining credit availability in the amount of $105.7 million with the FHLB. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB. The amount of the available credit is also limited to 20% of total Bank assets.

The Company had $175.0 million in short-term borrowings with the FHLB at December 31, 2022. The interest rates on the four short-term borrowings with the FHLB ranged from 3.79% to 4.57%, with a weighted average rate of 4.17%. The Company had no long-term borrowings with the FHLB at December 31, 2022. The Company had no outstanding borrowings with the FHLB at December 31, 2021. The Company had a $60.0 million irrevocable letter of credit at December 31, 2022 with the FHLB to secure public deposits.

NOTE 9. Income Taxes

The Company files income tax returns with the United States of America, the Commonwealth of Virginia and West Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2019.

The net deferred tax asset at December 31, 2022 and 2021 consisted of the following components:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,356	$1,845
Share-based compensation	222	136
Accrued postretirement benefits	21	21
Home equity origination costs	81	67
Nonaccrual interest	48	65
Lease liabilities	1,045	1,110
Credit carryforward	648	973
Securities available for sale	5,440	46
Other	26	27
	$9,887	$4,290
Deferred tax liabilities:
Property and equipment	$710	$659
Right-of-use assets	1,001	1,079
Loan servicing rights	144	—
	$1,855	$1,738
Net deferred tax asset	$8,032	$2,552

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2022 and 2021 consisted of the following components:

	December 31,
	2022	2021
	(in thousands)
Current tax expense	$3,236	$3,203
Deferred tax (benefit)	(86)	(1,437)
	$3,150	$1,766

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2022 and 2021.

	December 31,
	2022	2021
	(in thousands)
Statutory federal corporate tax amount	$3,711	$2,685
Tax-exempt interest (income)	(81)	(135)
Officer insurance (income)	(131)	(102)
Net tax credits	(353)	(686)
Other, net	4	4
	$3,150	$1,766

The effective tax rates were 17.83% and 13.81% for years ended December 31, 2022 and 2021, respectively. The effective tax rates were impacted by tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

NOTE 10. Stock-Based Compensation

Restricted Stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of less than nine months. During 2022, executive officers were granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a one year period. Beginning in 2018, certain non-executive officers also were granted restricted shares which vest over a three year service period. Vesting schedules were unchanged from the two prior years.

The following table presents the activity for Restricted Stock for the years ended December 31, 2022 and 2021:

	Twelve Months Ended
	December 31,
	2022		2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	31,738	$30.70	20,928	$29.98
Granted	31,648	35.19	32,496	31.16
Vested	(23,079)	32.11	(21,261)	30.70
Forfeited	(1,527)	32.13	(425)	31.05
Nonvested, end of period	38,780	$33.47	31,738	$30.70

The Company recognizes compensation expense over the vesting period based on the fair value of the Company's stock on the grant date. Compensation expense was $1.0 million and $850 thousand during December 31, 2022 and 2021, respectively. The total grant date fair value of Restricted Stock which vested was $741 thousand and $653 thousand for the years ended December 31, 2022 and 2021, respectively. The total vest date fair value of Restricted Stock which vested was $819 thousand and $690 thousand for the years ended December 31, 2022 and 2021, respectively. Unrecognized compensation cost related to unvested Restricted Stock was $377 thousand at December 31, 2022. This amount is expected to be recognized over a weighted average period of two years. The Company's policy is to recognize forfeitures as they occur.

NOTE 11. Employee Benefits

The Company has an Employee Stock Ownership Plan ("ESOP") to provide additional retirement benefits to substantially all employees. Contributions can be made to the Bank of Clarke Employee Retirement Trust to be used to purchase the Company’s common stock. There were no contributions in 2022 and 2021.

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. The Company matches 50 percent of employee contributions, on a maximum of six percent of salary deferred, with Company common stock or cash, as elected by each employee. The shares for this purpose are provided principally by newly issued shares. The 401(k) plan includes a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Each year, qualifying employees will receive a non-elective safe-harbor contribution equal to three percent of their salary for that year. Qualifying employees will receive an additional contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $1.9 million in 2022 and $1.5 million in 2021.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $8 thousand and $15 thousand at December 31, 2022 and 2021, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $29 thousand in 2022 and $29 thousand in 2021. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

The Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $250 thousand at December 31, 2022 and 2021.

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

The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2022	December 31, 2021
Lease liability	$4,978	$5,289
Right-of-use asset	$4,766	$5,139
Weighted average remaining lease term	14 years	15 years
Weighted average discount term	3.04%	2.99%

	Twelve Months Ended
Lease Cost	December 31, 2022	December 31, 2021
Operating lease cost	$528	$376
Variable lease cost	—	—
Short-term lease cost	15	19
Total lease cost	$543	$395

Cash paid for amounts included in the measurement of lease liabilities	$466	$314

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	December 31, 2022
Twelve months ending December 31, 2023	$473
Twelve months ending December 31, 2024	480
Twelve months ending December 31, 2025	504
Twelve months ending December 31, 2026	397
Twelve months ending December 31, 2027	391
Thereafter	4,149
Total undiscounted cash flows	$6,394
Discount	(1,416)
Lease liability	$4,978

NOTE 14. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $5.1 million and $5.4 million at December 31, 2022 and 2021, respectively. These balances reflect total principal additions of $418 thousand and total principal payments of $713 thousand, during 2022. The reduction in the prior year balance was due to a change in composition of related parties. The aggregate balance of deposits from directors, principal officers and their related parties was $11.1 million and $13.9 million at December 31, 2022 and 2021, respectively.

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

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the Community Bank Leverage Ratio framework (CBLR), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020. The CBLR removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the CBLR and that maintain a leverage ratio of greater than the required minimum will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the regulatory capital rules, an institution electing to use the CBLR must maintain a minimum leverage ratio of 9%. Qualifying institutions are allowed a two-quarter grace period to correct a ratio that falls below the required amount, provided the institution maintains a ratio of more than 8%. At December 31, 2022, the Bank was a qualifying institution and elected to utilize the CBLR to measure capital adequacy. As such, the related amounts and ratios for December 31, 2022, are presented below using the CLBR. As the Bank did not elect to utilize the CBLR at December 31, 2021, the amounts and ratios are presented using the risk-based capital framework.

At December 31, 2022, and 2021, Management believes the Bank met all capital adequacy requirements to which it was subject. Additionally, at December 31, 2022, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Bank’s actual capital amounts and ratios at December 31, 2022 and 2021:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2022
Tier 1 Capital to Average Assets	$143,214	9.19%	n/a	n/a	$140,210	9.00%

December 31, 2021
Common Equity Tier 1 Capital to Risk Weighted Assets	$107,570	10.44%	$46,362	4.50%	$66,967	6.50%
Total Capital to Risk Weighted Assets	116,420	11.30%	82,421	8.00%	103,026	10.00%
Tier 1 Capital to Risk Weighted Assets	107,570	10.44%	61,816	6.00%	82,421	8.00%
Tier 1 Capital to Average Assets	107,570	8.84%	48,654	4.00%	60,817	5.00%

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

At December 31, 2022, the Bank’s retained earnings available for the payment of dividends to the Company was $32.4 million. Accordingly, $90.3 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2022. Funds available for loans or advances by the Bank to the Company amounted to $15.4 million at December 31, 2022.

NOTE 17. Dividend Investment Plan

The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at its fair market value on each dividend record date. Shares of common stock purchased through the Plan can be purchased at a price equal to the market price of the shares. No changes have been made to the operation of the dividend reinvestment features of the Plan during 2022 and 2021.

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

At December 31, 2022 and 2021, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Commitments to extend credit	$27,927	$21,886
Unfunded commitments under lines of credit	191,259	171,406
Commercial and standby letters of credit	7,069	10,397

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2022, $6.9 million of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2022 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $11.0 million.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts are principally comprised of overdrawn account fees, account maintenance charges and other activity based fees. The Company’s performance obligations on revenue generated from deposit accounts are generally satisfied immediately, when the transaction occurs, or by month-end. Typically, the duration of a contract does not extend beyond the services performed. Due to the short duration of most customer contracts which generate these sources of noninterest income, no significant judgments must be made in the determination of the amount and timing of revenue recognized.

Other Service Charges and Fees

The majority of the Company’s noninterest income is derived from short term contracts associated with services provided for other ancillary services such as ATM fees, brokerage commissions, secondary market fees and loan servicing fees. The Company’s performance obligations on revenue generated from these ancillary services are generally satisfied immediately, when the transaction occurs, or by month-end. Typically, the duration of a contract does not extend beyond the services performed. Due to the short duration of most customer contracts which generate these sources of noninterest income, no significant judgments must be made in the determination of the amount and timing of revenue recognized.

The Company earns interchange fees from credit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized no less than monthly.

Noninterest income disaggregated by major source, for the years ended December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
	(dollar in thousands)
Noninterest income:
Wealth management fees(1):
Trust asset management fees	$3,095	$1,891
Brokerage commissions	1,054	1,164
Service charges on deposit accounts(1):
Overdrawn account fees	1,194	853
Monthly and other service charges	424	382
Other service charges and fees:
Interchange fees (1)	366	227
ATM fees (1)	3,103	3,014
Secondary market fees	3	236
Other charges and fees (2)	471	463
(Loss) on the sale and disposal of bank premises and equipment (1)	(11)	—
(Loss) gain on sale of securities	(737)	24
Gain on sale of loans	1,875	1,658
Bank owned life insurance income	626	527
Other operating income (3)	1,882	881
Total noninterest income	$13,345	$11,320

(1)
Income within the scope of Topic 606.
(2)
Includes income within the scope of Topic 606 of $309 thousand and $337 thousand for the years ended December 31, 2022 and 2021, respectively. The remaining balance is outside the scope of Topic 606.
(3)
Includes income within the scope of Topic 606 of $1.2 million and $834 thousand for the years ended December 31, 2022 and 2021, respectively. The remaining balance is outside the scope of Topic 606.

Contract Balances

The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022 and December 31, 2021, the Company did not have any significant contract balances.

NOTE 20. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2022 and 2021 are summarized as follows:

	2022
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$11,509	$12,647	$14,366	$16,164
Net interest income after provision for loan losses	10,599	11,559	12,899	12,326
Noninterest income	3,243	3,849	3,164	3,089
Noninterest expenses	9,923	10,528	11,058	11,548
Income before income taxes	3,919	4,880	5,005	3,867
Net income	3,250	3,992	4,082	3,197
Net income per common share, basic	0.94	1.14	1.17	0.92
Net income per common share, diluted	0.94	1.14	1.17	0.92
Dividends per common share	0.28	0.28	0.29	0.30

	2021
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$10,016	$10,413	$10,782	$11,465
Net interest income after provision for loan losses	8,930	9,695	10,099	10,792
Noninterest income	2,427	2,650	2,881	3,362
Noninterest expenses	7,916	8,727	9,523	11,883
Income before income taxes	3,441	3,618	3,457	2,271
Net income	2,862	3,003	2,873	2,283
Net income per common share, basic	0.84	0.87	0.83	0.66
Net income per common share, diluted	0.84	0.87	0.83	0.66
Dividends per common share	0.27	0.27	0.28	0.28

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021:

		Fair Value Measurements at
		December 31, 2022
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$9,135	$—	$9,135	$—
Mortgage-backed securities	129,153	—	129,153	—
Obligations of states and political subdivisions	6,607	—	6,607	—
Subordinated debt	4,261	—	4,261	—
Derivative:
Interest rate swaps on loans	1,017	—	1,017	—
Total assets at fair value	$150,173	$—	$150,173	$—
Liabilities:
Interest rate swaps on loans	$1,017		$1,017	$—
Total liabilities at fair value	$1,017	$—	$1,017	$—

		Fair Value Measurements at
		December 31, 2021
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$14,921	$—	$14,921	$—
U.S. treasury notes	2,003	—	2,003	—
Mortgage-backed securities	151,012	—	151,012	—
Obligations of states and political subdivisions	21,877	—	21,877	—
Subordinated debt	2,508	—	2,508	—
Derivative:
Interest rate swaps on loans	58	—	58	—
Total assets at fair value	$192,379	$—	$192,379	$—
Liabilities:
Interest rate swaps on loans	$58	$—	$58	$—
Total liabilities at fair value	$58	$—	$58	$—

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

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above. We believe that the fair value component in its valuation follows the provisions of GAAP. The Company had a a balance of $108 thousand in other real estate owned at December 31, 2022.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. These loans consisted of one-to-four family residential loans originated for sale in the secondary market at December 31, 2022. Fair value is based on prices the secondary markets are currently offering for similar loans using observable market data or specific loan level investor commitments. The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2022 and December 31, 2021.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for December 31, 2022 and December 31, 2021:

Quantitative information about Level 3 Fair Value Measurements
December 31, 2022
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Impaired loans	Present value of cash flows	Discount rate	4% - 5%	4%
Other real estate owned	Discounted contract price	Discount for selling costs	6%	6%

	December 31, 2021
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average
Assets:
Impaired loans	Discounted appraised value	Selling cost	12%	12%
Impaired loans	Present value of cash flows	Discount rate	4% - 6%	5%

(1)
Weighted based on the relative fair values of the specific items measured at fair value.

The following table summarizes the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2022 and December 31, 2021:

		Carrying value at
		December 31, 2022
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$489	$—	$—	$489
Nonfinancial Assets:
Other real estate owned	108	—	108	—

		Carrying value at
		December 31, 2021
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$746	$—	$—	$746

The carrying amount and fair value of the Company’s financial instruments at December 31, 2022 and 2021 were as follows:

	Fair Value Measurements at
	December 31, 2022
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
	(in thousands)
Financial Assets:
Cash and short-term investments	$66,894	$66,894	$—	$—	$66,894
Securities	149,156	—	149,156	—	149,156
Restricted Investments	9,233	—	9,233	—	9,233
Loans held for sale	153	—	153	—	153
Loans, net	1,312,565	—	—	1,260,149	1,260,149
Bank owned life insurance	23,862	—	23,862	—	23,862
Accrued interest receivable	3,902	—	3,902	—	3,902
Interest rate swap	1,017	—	1,017	—	1,017
Financial Liabilities:
Deposits	$1,264,075	$—	$1,262,859	$—	$1,262,859
Federal funds purchased	32,980	—	32,980	—	32,980
Federal Home Loan Bank advances	175,000	—	174,705	—	174,705
Subordinated debt	29,377	—	26,101	—	26,101
Accrued interest payable	926	—	926	—	926
Interest rate swap	1,017	—	1,017	—	1,017

	Fair Value Measurements at
	December 31, 2021
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)	December 31, 2021
	(in thousands)
Financial Assets:
Cash and short-term investments	$64,068	$64,068	$—	$—	$64,068
Securities	192,321	—	192,321	—	192,321
Restricted Investments	1,049	—	1,049	—	1,049
Loans held for sale	876		876		876
Loans, net	976,933	—	—	969,612	969,612
Bank owned life insurance	23,236	—	23,236	—	23,236
Accrued interest receivable	2,634	—	2,634	—	2,634
Interest rate swap	58	—	58	—	58
Financial Liabilities:
Deposits	$1,177,235	$—	$1,177,582	$—	$1,177,582
Accrued interest payable	67	—	67	—	67
Interest rate swap	58	—	58	—	58

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

NOTE 22. Change in Accumulated Other Comprehensive (Loss)

Accumulated other comprehensive (loss) includes unrealized gains and losses on available for sale securities and changes in benefit obligations and plan assets for the post retirement benefit plan. Changes to accumulated other comprehensive (loss) are presented net of tax as a component of equity. Reclassifications out of accumulated other comprehensive (loss) are recorded in the Consolidated Statements of Income either as a gain or loss.

Changes to accumulated other comprehensive (loss) by components are shown in the following tables for the years ended December 31, 2022 and 2021:

	Twelve Months Ended
	December 31,
	2022			2021
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(174)	$19	$(155)	$3,260	$19	$3,279
Other comprehensive (loss) before reclassifications	(26,422)	—	(26,422)	(4,322)	—	(4,322)
Reclassifications from other comprehensive (loss)	737	—	737	(24)	—	(24)
Tax effect of current period changes	5,394	—	5,394	912	—	912
Current period changes net of taxes	(20,291)	—	(20,291)	(3,434)	—	(3,434)
December 31	$(20,465)	$19	$(20,446)	$(174)	$19	$(155)

For the years ended December 31, 2022 and 2021, ($737) thousand and $24 thousand, respectively, was reclassified out of accumulated other comprehensive (loss) and appeared as (Loss) gain on sale of securities in the Consolidated Statement of Income. The tax (benefit) expense related to these reclassifications was ($155) thousand and $5 thousand for the years ended December 31, 2022 and 2021, respectively. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 23. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
Assets
Cash held in subsidiary bank	$8,222	$2,739
Investment in subsidiary	122,767	107,416
Other assets	455	125
Total assets	$131,444	$110,280

Liabilities and Shareholders’ Equity
Subordinated debt	$29,377	$—
Other liabilities	338	—
Total liabilities	$29,715	$—

Shareholders’ Equity
Common stock	8,629	8,556
Surplus	13,268	12,115
Retained earnings	100,278	89,764
Accumulated other comprehensive (loss)	(20,446)	(155)
Total shareholders’ equity	$101,729	$110,280
Total liabilities and shareholders’ equity	$131,444	$110,280

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
Income
Dividends from subsidiary bank	$—	$1,500
Interest and fees on loans	—	64
Total income	$—	$1,564

Expenses
Interest expense on subordinated debt	$1,067	$—
Other operating expenses	369	319
Total expenses	$1,436	$319
(Loss) income before income tax (benefit) and equity in undistributed earnings of subsidiary bank	$(1,436)	$1,245

Income Tax (Benefit)	(315)	(31)
(Loss) income before equity in undistributed earnings of subsidiary bank	$(1,121)	$1,276

Equity in Undistributed Net Income of Subsidiary Bank	15,642	9,745
Net income	$14,521	$11,021
Comprehensive (loss) income	$(5,770)	$7,587

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
Cash Flows from Operating Activities
Net Income	$14,521	$11,021
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock-based compensation expense	1,017	850
Provision for loan losses	—	(21)
Undistributed earnings of subsidiary bank	(15,642)	(9,745)
Amortization of debt issuance costs	51	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(330)	10
Increase in other liabilities	338	—
Net cash (used in) provided by operating activities	$(45)	$2,115

Cash Flows from Investing Activities
Capital contribution to bank subsidiary	$(20,000)	$—
Net decrease in loans	—	2,953
Net cash (used in) provided by investing activities	$(20,000)	$2,953

Cash Flows from Financing Activities
Issuance of subordinated debt, net of issuance costs	$29,326	$—
Cash dividends paid	(3,808)	(3,261)
Issuance of common stock, employee benefit plan	164	179
Retirement of common stock	(154)	(149)
Net cash provided by (used in) financing activities	$25,528	$(3,231)
Increase in cash	$5,483	$1,837

Cash
Beginning	$2,739	$902
Ending	$8,222	$2,739

NOTE 24. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the twelve months ended December 31, 2022 and 2021:

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Balance, beginning	$—	$607
Net loans transferred to OREO	108	266
Gain on foreclosure	—	—
Sales	—	(781)
Valuation adjustments	—	(92)
Balance, ending	$108	$—

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2022 and 2021 were as follows:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Construction and Farmland	$—	$—
Residential Real Estate	108	—
Commercial Real Estate	—	—
Subtotal	$108	$—
Less valuation allowance	—	—
Total	$108	$—

There were no loans in the process of foreclosure at December 31, 2022 and December 31, 2021.

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

At December 31, 2022 and 2021, the balance of the investments for qualified affordable housing projects was $2.3 million and $2.6 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled zero and $11 thousand at December 31, 2022 and 2021, respectively. These balances are reflected in Other liabilities on the Consolidated Balance Sheets.

During the twelve months ended December 31, 2022 and 2021, the Company recognized amortization expense of $278 and $229 thousand. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2022 are $359 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during 2022 and 2021 were $353 thousand and $385 thousand, respectively.

NOTE 26. Derivatives

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

	December 31, 2022
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$23,141	$1,017	$—
Matched interest rate swaps with counterparty	23,141	—	1,017

	December 31, 2021
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$2,391	$58	$—
Matched interest rate swaps with counterparty	2,391	—	58

NOTE 27. Business Segments

The Company has two reportable operating segments: community banking and marine lending. Revenue from community banking operations consist primarily of net interest income related to investments in loan and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine loans and gains on sales of loans.

Financial information of the parent company and the Bank of Clarke Wealth Management Division is included in the "All Other" category. The parent company's revenue and expenses are comprised primarily of interest expense associated with subordinated debt. The wealth management division's net recenues are comprised primarily of income from offering wealth management services and insurance products through third-party service providers.

Marine lending was identified as a newly reportable segment in 2022 and as such, the Company has included the prior period financial information for comparative purposes. The following table provides income and asset information as of and for the twelve months ended December 31, 2022 and 2021, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income.

	Twelve Months Ended
	December 31, 2022
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$47,554	$7,132	$—	$—	$54,686
Interest Expense	3,826	580	1,067	—	5,473
Net Interest Income	43,728	6,552	(1,067)	—	49,213
Gain on sales of loans	478	1,397	—	—	1,875
Other noninterest income	7,222	99	4,149	—	11,470
Net Revenue	51,428	8,048	3,082	—	62,558
Provision for loan losses	1,059	771	—	—	1,830
Noninterest expense	36,401	3,695	2,961	—	43,057
Income (loss) before taxes	13,968	3,582	121	—	17,671
Income tax expense (benefit)	2,343	794	13	—	3,150
Net Income (loss)	$11,625	$2,788	$108	$—	$14,521

Other data:
Capital expenditures	$829	$9	$—	$—	$838
Depreciation and amortization	1,550	236	124	—	1,910

	Twelve Months Ended
	December 31, 2021
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$40,003	$2,630	$43	$—	$42,676
Interest Expense	1,645	32	—	—	1,677
Net Interest Income	38,358	2,598	43	—	40,999
Gain on sales of loans	636	1,022	—	—	1,658
Other noninterest income	6,597	10	3,055	—	9,662
Net Revenue	45,591	3,630	3,098	—	52,319
Provision for loan losses	2,657	(1,153)	(21)	—	1,483
Noninterest expense	33,525	2,056	2,468	—	38,049
Income (loss) before taxes	9,409	2,727	651	—	12,787
Income tax expense (benefit)	1,034	573	159	—	1,766
Net Income (loss)	$8,375	$2,154	$492	$—	$11,021

Other data:
Capital expenditures	$520	$—	$—	$—	$520
Depreciation and amortization	1,632	14	22	$—	1,668

	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
Total assets at December 31, 2022	$1,377,461	$237,595	$1,661	$—	$1,616,717
Total assets at December 31, 2021	1,190,471	110,726	1,841	—	1,303,038

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management maintains a comprehensive system of internal control to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The system of internal control provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. Those policies and procedures: 1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company, 2) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors, 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Changes in conditions will also impact the internal control effectiveness over time. Eagle Financial Services, Inc. and its subsidiary maintain an internal auditing program, under the supervision of the Audit Committee of the Board of Directors, which independently assesses the effectiveness of the system of internal control and recommends possible improvements.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2022, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2022, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders to be held May 16, 2023.

Item 11. Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders to be held May 16, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders to be held May 16, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders to be held May 16, 2023.

Item 14. Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to the Proxy Statement for the 2023 Annual Meeting of Shareholders to be held May 16, 2023.

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

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 20, 2021.

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

4.2	Form of 4.50% Fixed to Floating Rate Subordinated Note due April 1, 2032 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 5, 2022).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of Brandon C. Lorey (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.3	Eagle Financial Services, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8, Registration No. 333-118319).*

10.4

Eagle Financial Services, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2014, filed on April 21, 2014).

10.5	Amended and Restated Employment Agreement of Joseph T. Zmitrovich (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 3, 2022).*

10.6	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.7	Amended and Restated Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2020).*

10.8	Eagle Financial Services, Inc. Dividend Investment Plan (incorporated herein by reference to to the Company’s Registration Statement on Form S-3, File No. 333-209460, filed on February 10, 2016).*

10.9

Amended and Restated Employment Agreement, dated December 1, 2022, between Eagle Financial Services, Inc. and Aaron M. Poffinberger (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 5, 2022).*

10.10	Form of Subordinated Note Purchase Agreement, dated March 31, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 5, 2022).

21.1	Subsidiary of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (included with Exhibit 101).

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
Brandon C. Lorey
President and Chief Executive Officer

Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2023.

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