Form 10-Q
period 2023-03-31
EAGLE FINANCIAL SERVICES INC
filed 2023-05-15
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 2, 2023 was 3,525,875.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$16,579	$16,629
Interest-bearing deposits with other institutions	100,763	49,902
Federal funds sold	11,373	363
Total cash and cash equivalents	$128,715	$66,894
Securities available for sale, at fair value, amortized cost of $171,021 and $175,059, respectively	148,890	149,156
Restricted investments, at cost	11,302	9,233
Loans held for sale	—	153
Loans	1,400,700	1,323,783
Allowance for credit losses	(13,950)	(11,218)
Net Loans	$1,386,750	$1,312,565
Bank premises and equipment, net	17,827	18,064
Other real estate owned, net of allowance	—	108
Bank owned life insurance	24,041	23,862
Other assets	39,197	36,682
Total assets	$1,756,722	$1,616,717
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$464,123	$478,750
Savings and interest bearing demand deposits	652,802	627,431
Time deposits	273,026	157,894
Total deposits	$1,389,951	$1,264,075
Federal funds purchased	—	32,980
Federal Home Loan Bank advances, short-term	125,000	175,000
Federal Home Loan Bank advances, long-term	95,000	—
Subordinated debt, net of unamortized issuance costs	29,394	29,377
Other liabilities	12,917	13,556
Total liabilities	$1,652,262	$1,514,988
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2023, 3,522,431 including 62,409 shares of unvested restricted stock; issued and outstanding 2022, 3,490,086 including 38,780 shares of unvested restricted stock	8,651	8,629
Surplus	13,435	13,268
Retained earnings	99,845	100,278
Accumulated other comprehensive (loss)	(17,471)	(20,446)
Total shareholders’ equity	$104,460	$101,729
Total liabilities and shareholders’ equity	$1,756,722	$1,616,717

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Interest and Dividend Income
Interest and fees on loans	$17,167	$10,620
Interest and dividends on securities available for sale:
Taxable interest income	804	779
Interest income exempt from federal income taxes	4	83
Dividends	83	10
Interest on deposits in banks	490	15
Interest on federal funds sold	10	2
Total interest and dividend income	$18,558	$11,509
Interest Expense
Interest on deposits	$3,459	$370
Interest on federal funds purchased	70	—
Interest on Federal Home Loan Bank advances	2,031	—
Interest on subordinated debt	354	—
Total interest expense	$5,914	$370
Net interest income	$12,644	$11,139
Provision for Credit Losses	664	540
Net interest income after provision for credit losses	$11,980	$10,599
Noninterest Income
Wealth management fees	$1,158	$921
Service charges on deposit accounts	436	374
Other service charges and fees	1,047	909
Gain on sale of loans	456	478
Bank owned life insurance income	179	179
Other operating income	250	382
Total noninterest income	$3,526	$3,243
Noninterest Expenses
Salaries and employee benefits	$7,298	$5,952
Occupancy expenses	518	518
Equipment expenses	323	257
Advertising and marketing expenses	296	111
Stationery and supplies	22	35
ATM network fees	351	286
Other real estate owned expense	5	—
(Gain) on other real estate owned	(7)	—
FDIC assessment	266	177
Computer software expense	310	254
Bank franchise tax	263	198
Professional fees	713	464
Data processing fees	402	480
Other operating expenses	1,626	1,191
Total noninterest expenses	$12,386	$9,923
Income before income taxes	$3,120	$3,919
Income Tax Expense	535	669
Net income	$2,585	$3,250
Earnings Per Share
Net income per common share, basic	$0.73	$0.94
Net income per common share, diluted	$0.73	$0.94

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$2,585	$3,250
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities net of reclassification adjustments, and net of deferred income tax of $792 and $(2,826) for the three months ended, respectively	2,980	(10,628)
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $(3) and $0 for the three months ended March 31, 2023 and 2022, respectively	(5)	—
Total other comprehensive income (loss)	2,975	(10,628)
Total comprehensive income (loss)	$5,560	$(7,378)

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2021	$8,556	$12,115	$89,764	$(155)	$110,280
Net income	—	—	3,250	—	3,250
Other comprehensive (loss)	—	—	—	(10,628)	(10,628)
Vesting of restricted stock awards, stock incentive plan (12,468 shares)	31	(31)	—	—	—
Stock-based compensation expense	—	195	—	—	195
Issuance of common stock, dividend investment plan (2,782 shares)	7	90	—	—	97
Repurchase and retirement of common stock (3,411 shares)	(8)	(109)	—	—	(117)
Dividends declared ($0.28 per share)	—	—	(974)	—	(974)
March 31, 2022	$8,586	$12,260	$92,040	$(10,783)	$102,103

December 31, 2022	$8,629	$13,268	$100,278	$(20,446)	$101,729
Cumulative effect adjustment for CECL	—	—	(1,961)	—	(1,961)
Net income	—	—	2,585	—	2,585
Other comprehensive income	—	—	—	2,975	2,975
Vesting of restricted stock awards, stock incentive plan (12,749 shares)	31	(31)	—	—	—
Stock-based compensation expense	—	317	—	—	317
Repurchase and retirement of common stock (3,590 shares)	(9)	(119)	—	—	(128)
Dividends declared ($0.30 per share)	—	—	(1,057)	—	(1,057)
March 31, 2023	$8,651	$13,435	$99,845	$(17,471)	$104,460

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net income	$2,585	$3,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	244	247
Amortization of other assets	319	200
Origination of loans held for sale	(4,078)	(4,129)
Proceeds from sale of loans held for sale	4,445	4,298
Net (gains) on sales of loans	(456)	(478)
Provision for credit losses	664	540
(Gain) on other real estate owned	(7)	—
Amortization of subordinated debt issuance costs	17	—
Stock-based compensation expense	317	195
Premium amortization on securities, net	93	185
Bank owned life insurance income	(179)	(179)
Changes in assets and liabilities:
(Increase) decrease in other assets	(3,017)	29
(Decrease) in other liabilities	(733)	(3,981)
Net cash provided by operating activities	$214	$177
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$3,945	$11,140
Purchases of securities available for sale	—	(25,813)
Purchases of restricted investments	(2,069)	(150)
Purchases of bank premises and equipment	(7)	(331)
Proceeds from the sale of other real estate owned	115	—
Proceeds from sales of loans	23,762	32,502
Origination of loans net of principal collected	(100,575)	(68,104)
Funding of capital commitments related to other investments	(275)	—
Net cash (used in) investing activities	$(75,104)	$(50,756)
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$10,744	$54,999
Net increase (decrease) in time deposits	115,132	(911)
Net (decrease) increase in federal funds purchased	(32,980)	—
Net increase in Federal Home Loan Bank advances	45,000	—
Issuance of subordinated debt, net of issuance costs	—	29,327
Repurchase and retirement of common stock	(128)	(117)
Cash dividends paid	(1,057)	(877)
Net cash provided by financing activities	$136,711	$82,421
Increase in cash and cash equivalents	$61,821	$31,842
Cash and Cash Equivalents
Beginning	66,894	64,068
Ending	$128,715	$95,910
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$4,795	$371
Income taxes	$311	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$3,772	$(13,454)
Minimum postretirement liability adjustment	$(8)	$—
Issuance of common stock, dividend investment plan	$—	$97

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2023 and December 31, 2022, the results of operations and the changes in shareholders' equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Eagle Financial Services, Inc. (the "Company") owns 100% of Bank of Clarke (the “Bank”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions between the Company and the Bank have been eliminated.

Certain amounts in the consolidated financial statements have been reclassified to conform to current year presentations. None of the reclassifications were of a material nature and they had no effect on prior year net income or shareholders' equity.

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments—Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842)—Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” ASU 2020-02, “Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020-03, “Codification Improvements to Financial Instruments” and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures” (collectively, "ASC 326").

ASC 326 introduced an approach based on current expected credit losses ("CECL") to estimate credit losses on certain types of financial instruments, replacing the incurred loss methodology from prior GAAP. It also applies to unfunded commitments to extend credit, including loan commitments, standby letters of credit, and other similar instruments. It modified the impairment model for available-for-sale debt securities and provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination. It also modified the measurement principles for modifications of loans to borrowers experiencing financial difficulty, including how the allowance for credit losses ("ACL") is measured for such loans.

The amendments of ASC 326, upon adoption, were applied on a modified retrospective basis, recording an increase in the reported balance of the allowance for credit losses on loans, increasing the liability for credit losses on commitments to extend credit, and reducing total equity of both the Company and the Bank of Clarke, which resulted in a reduction of regulatory capital of Bank of Clarke. As a result of adopting ASC 326, the Company recorded a decrease to opening retained earnings of approximately $2.0 million, net of deferred taxes of approximately $521 thousand as of January 1, 2023.

The adoption of ASC 326 also replaced previous TDR accounting guidance, and the evaluation of the ACL will include loans previously designated as TDRs together with other loans that share similar risk characteristics.

The adoption of ASC 326 did not affect the carrying value of debt securities or the amount of unrealized gains and losses recorded in accumulated other comprehensive loss. Upon adoption of ASC 326, the Company did not have any securities included in its portfolio where other-than-temporary-impairments had previously been recognized or that required an ACL.

The following accounting policies have been updated in connection with the adoption of ASC 326 and apply to periods beginning after December 31, 2022. Accounting policies applying to prior periods are described in the 2022 Form 10-K.

Securities: Investments in debt securities are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently all of the Company’s debt securities are classified as available for sale. Available for sale debt securities are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income (loss). Gains or losses are recognized in net income on the trade date using the amortized cost of the specific security sold. Purchase premiums are recognized in interest income using the interest method over the term of the securities.

Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. The Company has elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest totaled $408 thousand at March 31, 2023, and is included in the other assets line item in the Consolidated Balance Sheets. For debt securities available for sale, impairment is recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an allowance for credit losses is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the allowance for credit losses are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities available for sale not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Loans Held for Investment: The Company makes mortgage, commercial and consumer loans to customers. The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses. The Company has elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest totaled $3.9 million at March 31, 2023, and is included in the other assets line item in the Consolidated Balance Sheet. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method. The Company is amortizing these amounts over the estimated life of the related loans.

A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower. Any accrued interest receivable on loans placed on nonaccrual status is reversed by an adjustment to interest income. Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. For those loans that are carried on nonaccrual status, payments are first applied to principal outstanding. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed. These policies are applied consistently across our loan portfolio.

In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when they are funded.

Allowance for Credit Losses on Loans: The allowance for credit losses on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No allowance for credit loss is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a loss-rate, or cohort methodology to estimate its current expected credit losses on loans. The cohort method identifies and captures the balances of pooled loans with similar risk characteristics, as of a point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over their remaining lives. This method encompasses loan balances for as long as the loans are outstanding.

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. Factors considered by management include economic conditions including reasonable and supportable forecasts of economic conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances; lending policy and procedures; credit administration and lending staff; loan review; concentrations of credit and the value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis. The allowance for credit losses on loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated costs to sell. Additional disclosures related to loans and the allowance for credit losses on loans are reflected in note 5.

Reserve for Unfunded Commitments: The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses. The reserve totaled $426 thousand at March 31, 2023 and $65 thousand at December 31, 2022. The initial adjustment for the adoption of ASC 326 was $406 thousand and the Company recorded a provision of $(45) thousand for the three months ended March 31, 2023.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Prior to 2023, the vesting period for outside directors was typically less than nine months. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting annual performance measures over a two year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of March 31, 2023, there was $1.4 million of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	38,780	$33.47	31,738	$30.70
Granted	36,378	36.80	24,331	35.25
Vested	(12,749)	32.33	(12,468)	30.00
Forfeited	—	—	(810)	29.69
Nonvested, end of period	62,409	$35.64	42,791	$33.51

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2023 and 2022. During 2023 and 2022, there were no potentially dilutive securities outstanding.

	Three Months Ended
	March 31,
	2023	2022
Average number of common shares outstanding used to calculate basic and diluted earnings per share	3,522,431	3,472,332

NOTE 4. Securities

On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for available for sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost to measure an expected credit loss under the CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. All securities information presented as of March 31, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

Amortized costs and fair values of securities available for sale at March 31, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,495	$—	$(638)	$8,857
Mortgage-backed securities	150,148	—	(20,748)	129,400
Obligations of states and political subdivisions	6,628	4	(260)	6,372
Subordinated debt	4,750	—	(489)	4,261
	$171,021	$4	$(22,135)	$148,890

	December 31, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,993	$—	$(858)	$9,135
Mortgage-backed securities	153,289	—	(24,136)	129,153
Obligations of states and political subdivisions	7,027	2	(422)	6,607
Subordinated debt	4,750	—	(489)	4,261
	$175,059	$2	$(25,905)	$149,156

The amortized cost and estimated fair value of securities at March 31, 2023, by the earlier of contractual maturity or expected maturity, are shown below. The Company has elected to exclude accrued interest receivable, totaling $408 thousand at March 31, 2023, from the amortized cost basis of securities. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$438	$435
Due after one year through five years	5,743	5,484
Due after five years through ten years	21,928	20,129
Due after ten years	142,912	122,842
	$171,021	$148,890

During the three months ended March 31, 2023 and 2022, the Company sold no available for sale securities.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2023 and December 31, 2022 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$1,626	$58	$7,231	$580	$8,857	$638
Mortgage-backed securities	1,525	39	127,875	20,709	129,400	20,748
Obligations of states and political subdivisions	1,351	13	4,477	247	5,828	260
Subordinated debt	1,153	96	2,607	393	3,760	489
	$5,655	$206	$142,190	$21,929	$147,845	$22,135

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,140	$543	$2,994	$315	$9,134	$858
Mortgage-backed securities	31,771	4,052	97,382	20,084	129,153	24,136
Obligations of states and political subdivisions	6,065	422	—	—	6,065	422
Subordinated debt	2,431	319	1,080	170	3,511	489
	$46,407	$5,336	$101,456	$20,569	$147,863	$25,905

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 104 debt securities with a fair value below the amortized cost basis, totaling $147.8 million of aggregate fair value as of March 31, 2023. The Company concluded that a credit loss does not exist in its securities portfolio at March 31, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having a carrying value of $14.5 million at March 31, 2023 were pledged as security for trust accounts.

The composition of restricted investments at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Federal Reserve Bank Stock	$944	$944
Federal Home Loan Bank Stock	10,218	8,149
Community Bankers’ Bank Stock	140	140
	$11,302	$9,233

NOTE 5. Loans and Allowance for Credit Losses on Loans

The composition of loans at March 31, 2023 and December 31, 2022 was as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$90,660	$89,651
HELOCs	41,827	43,588
Residential First Lien - Investor	113,483	111,074
Residential First Lien - Owner Occupied	130,383	125,088
Residential Junior Liens	11,142	11,417
Commercial - Owner Occupied	238,577	232,115
Commercial - Non-Owner Occupied & Multifamily	353,330	315,326
Commercial and industrial loans:
SBA PPP loans	69	74
Other commercial and industrial loans	102,128	99,571
Marine loans	253,893	230,874
Consumer loans	43,841	44,841
Overdrafts	150	218
Other loans	13,608	12,503
Total loans	$1,393,091	$1,316,340
Net deferred loan costs and premiums	7,609	7,443
Allowance for credit losses	(13,950)	(11,218)
	$1,386,750	$1,312,565

At March 31, 2023, the Company was servicing $250.4 million of marine loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $728 thousand at March 31, 2023, which are recorded in other assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for credit losses on loans for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
		(in thousands)
Balance, beginning	$11,218	$8,787	$8,787
Cumulative effect adjustment for adoption of ASC 326	2,077	—	—
Provision for credit losses	709	1,830	540
Recoveries added to the allowance	21	1,260	35
Credit losses charged to the allowance	(75)	(659)	(47)
Balance, ending	$13,950	$11,218	$9,315

Nonaccrual and past due loans by class at March 31, 2023 were as follows:

	March 31, 2023
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$100	$100	$90,560	$90,660	$—
HELOCs	—	—	137	137	41,690	41,827	—
Residential First Lien - Investor	—	—	—	—	113,483	113,483	—
Residential First Lien - Owner Occupied	82	—	38	120	130,263	130,383	—
Residential Junior Liens	—	—	—	—	11,142	11,142	—
Commercial - Owner Occupied	19	—	—	19	238,558	238,577	—
Commercial - Non-Owner Occupied & Multifamily	1,321	—	—	1,321	352,009	353,330	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	69	69	—
Other commercial and industrial loans	—	—	73	73	102,055	102,128	—
Marine loans	—	—	430	430	253,463	253,893	430
Consumer loans	248	—	146	394	43,447	43,841	146
Overdrafts	—	—	—	—	150	150	—
Other loans	—	—	—	—	13,608	13,608	—
Total	$1,670	$—	$924	$2,594	$1,390,497	$1,393,091	$576

	March 31, 2023
	(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$100	$—	$100
HELOCs	154	—	154
Residential First Lien - Investor	167	—	167
Residential First Lien - Owner Occupied	—	—	—
Residential Junior Liens	5	—	5
Commercial - Owner Occupied	19	—	19
Commercial - Non-Owner Occupied & Multifamily	1,321	—	1,321
Commercial and industrial loans:			—
SBA PPP loans	—	—	—
Other commercial and industrial loans	—	73	73
Marine loans	—	—	—
Consumer loans	—	—	—
Overdrafts	—	—	—
Other loans	—	—	—
Total	$1,766	$73	$1,839

Nonaccrual and past due loans by class at December 31, 2022 were as follows:

	December 31, 2022
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$101	$101	$89,550	$89,651	$—	$397
HELOCs	149	—	—	149	43,439	43,588	—	155
Residential First Lien - Investor	—	—	—	—	111,074	111,074	—	—
Residential First Lien - Owner Occupied	222	—	39	261	124,827	125,088	—	175
Residential Junior Liens	—	—	—	—	11,417	11,417	—	6
Commercial - Owner Occupied	—	—	—	—	232,115	232,115	—	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	315,326	315,326	—	1,356
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	74	74	—	—
Other commercial and industrial loans	15	—	73	88	99,483	99,571	—	73
Marine loans	—	—	—	—	230,874	230,874	—	—
Consumer loans	56	—	318	374	44,467	44,841	318	—
Overdrafts	—	—	—	—	218	218	—	—
Other loans	—	—	—	—	12,503	12,503	—	—
Total	$442	$—	$531	$973	$1,315,367	$1,316,340	$318	$2,162

The allowance for credit losses on loans by segment at March 31, 2023 and December 31, 2022 was as follows:

	As of and For the Three Months Ended
	March 31, 2023
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,714	$1,735	$2,221	$2,222	$1,555	$299	$472	$—	$11,218
Cumulative effect adjustment for adoption of ASC 326	$(1,840)	$1,933	$3,584	$(1,102)	$(285)	$(123)	$(90)	$—	$2,077
Charge-Offs	—	—	—	—	—	(6)	(69)	—	(75)
Recoveries	1	5	—	5	—	4	6	—	21
Provision	(3)	106	468	(59)	126	12	59	—	709
Ending balance	$872	$3,779	$6,273	$1,066	$1,396	$186	$378	$—	$13,950
Ending balance: Individually evaluated	$—	$—	$—	$73	$—	$—	$—	$—	$73
Ending balance: collectively evaluated	$872	$3,779	$6,273	$993	$1,396	$186	$378	$—	$13,877
Loans:
Ending balance	$90,660	$296,835	$591,907	$102,197	$253,893	$43,841	$13,758	$—	$1,393,091
Ending balance individually evaluated	$100	$220	$1,340	$73	$—	$—	$—	$—	$1,733
Ending balance collectively evaluated	$90,560	$296,615	$590,567	$102,124	$253,893	$43,841	$13,758	$—	$1,391,358

	As of and For the Year Ended
	December 31, 2022
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,794	$1,671	$1,729	$1,294	$789	$219	$291	$—	$8,787
Charge-Offs	—	(9)	—	(300)	—	(79)	(271)	—	(659)
Recoveries	9	888	197	109	—	44	13	—	1,260
Provision	(89)	(815)	295	1,119	766	115	439	—	1,830
Ending balance	$2,714	$1,735	$2,221	$2,222	$1,555	$299	$472	$—	$11,218
Ending balance: Individually evaluated for impairment	$—	$27	$—	$73	$—	$—	$—	$—	$100
Ending balance: collectively evaluated for impairment	$2,714	$1,708	$2,221	$2,149	$1,555	$299	$472	$—	$11,118
Loans:
Ending balance	$89,651	$291,167	$547,441	$99,645	$230,874	$44,841	$12,721	$—	$1,316,340
Ending balance individually evaluated for impairment	$1,044	$3,719	$1,695	$141	$—	$22	$—	$—	$6,621
Ending balance collectively evaluated for impairment	$88,607	$287,448	$545,746	$99,504	$230,874	$44,819	$12,721	$—	$1,309,719

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	March 31, 2023
	(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$100	$—	$100
HELOCs	137	—	137
Residential First Lien - Investor	—	—	—
Residential First Lien - Owner Occupied	83	—	83
Residential Junior Liens	—	—	—
Commercial - Owner Occupied	19	—	19
Commercial - Non-Owner Occupied & Multifamily	1,321	—	1,321
Commercial and industrial loans:			—
SBA PPP loans	—	—	—
Other commercial and industrial loans	—	73	73
Marine loans	—	—	—
Consumer loans	—	—	—
Overdrafts	—	—	—
Other loans	—	—	—
	$1,660	$73	$1,733

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2023.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. This anallysis is performed on a quarterly basis. The following table presents risk ratings by loan portfolio segment and origination year (for 2023 only). Description of these ratings are as follows:

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

Classified	Classified loans include loans rated Substandard, Doubtful and Loss.

•
Substandard loans exhibit well defined weaknesses resulting in a higher probability of default. The borrowers exhibit adverse financial trends and a diminishing ability or willingness to service debt.

•
Doubtful loans exhibit all of the characteristics inherent in substandard loans; however given the severity of weaknesses, the collection of 100% of the principal is unlikely under current conditions.

• Loss loans are considered uncollectible over a reasonable period of time and of such little value that its continuance as a bankable asset is not warranted.

Credit quality information by class at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023
	Term Loan Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total	Revolving Loans Converted to Term

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$8,682	$28,303	$20,996	$5,535	$3,567	$5,150	$18,122	$90,355	$—
Special Mention	—	—	—	151	—	—	—	151	—
Classified	—	—	—	—	—	154	—	154	—
Total	$8,682	$28,303	$20,996	$5,686	$3,567	$5,304	$18,122	$90,660	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$41,549	$41,549	$—
Special Mention	—	—	—	—	—	—	124	124	—
Classified	—	—	—	—	—	—	154	154	—
Total	$—	$—	$—	$—	$—	$—	$41,827	$41,827	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$5,740	$27,287	$33,544	$12,061	$5,382	$26,932	$—	$110,946	$—
Special Mention	—	396	236	635	—	—	—	1,267	—
Classified	—	—	1,129	141	—	—	—	1,270	—
Total	$5,740	$27,683	$34,909	$12,837	$5,382	$26,932	$—	$113,483	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$6,521	$28,777	$24,614	$38,100	$4,835	$25,840	$—	$128,687	$—
Special Mention	—	—	—	—	—	661	—	661	—
Classified	—	—	—	—	—	1,035	—	1,035	—
Total	$6,521	$28,777	$24,614	$38,100	$4,835	$27,536	$—	$130,383	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$180	$3,144	$3,473	$1,622	$681	$2,042	$—	$11,142	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$180	$3,144	$3,473	$1,622	$681	$2,042	$—	$11,142	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$11,646	$72,943	$42,854	$28,387	$16,685	$56,614	$3,075	$232,204	$—
Special Mention	—	—	1,068	965	1,108	555	250	3,946	—
Classified	—	—	2,408	—	—	19	—	2,427	—
Total	$11,646	$72,943	$46,330	$29,352	$17,793	$57,188	$3,325	$238,577	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Non-Owner Occupied & Multifamily
Pass	$32,763	$101,502	$62,140	$66,916	$18,340	$47,253	$1,965	$330,879	$—
Special Mention	—	8,686	535	2,430	—	157	—	11,808	—
Classified	—	—	—	8,957	—	1,686	—	10,643	—
Total	$32,763	$110,188	$62,675	$78,303	$18,340	$49,096	$1,965	$353,330	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$69	$—	$—	$—	$—	$69	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$69	$—	$—	$—	$—	$69	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$7,704	$38,228	$15,935	$2,648	$3,349	$3,480	$23,732	$95,076	$—
Special Mention	—	205	4,157	731	—	45	374	5,512	—
Classified	—	—	—	1,540	—	—	—	1,540	—
Total	$7,704	$38,433	$20,092	$4,919	$3,349	$3,525	$24,106	$102,128	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Marine loans
Pass	$38,397	$141,991	$42,233	$1,251	$—	$—	$30,021	$253,893	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$38,397	$141,991	$42,233	$1,251	$—	$—	$30,021	$253,893	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer loans
Pass	$1,744	$14,728	$7,104	$9,603	$1,996	$93	$8,573	$43,841	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$1,744	$14,728	$7,104	$9,603	$1,996	$93	$8,573	$43,841	$—
Current period gross charge-offs	$3	$3	$—	$—	$—	$—	$—	$6	$—
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	150	150	—
Total	$—	$—	$—	$—	$—	$—	$150	$150	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$69	$69	$—
Other loans
Pass	$1,594	$8,660	$509	$13	$—	$2,783	$49	$13,608	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$1,594	$8,660	$509	$13	$—	$2,783	$49	$13,608	$—
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category

Pass	$114,971	$465,563	$253,471	$166,136	$54,835	$170,187	$127,086	$1,352,249	$—
Special Mention	—	9,287	5,996	4,912	1,108	1,418	748	23,469	—
Classified	—	—	3,537	10,638	—	2,894	304	17,373	—
Total	$114,971	$474,850	$263,004	$181,686	$55,943	$174,499	$128,138	$1,393,091	$—
Total current period gross charge-offs	$3	$3	$—	$—	$—	$—	$69	$75	$—

	As of
	December 31, 2022
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$247,061	$526	$72	$—	$—	$247,659
Commercial Real Estate:
Owner Occupied	212,074	20,020	21	—	—	232,115
Non-owner occupied	257,625	16,189	1,706	—	—	275,520
Construction and Farm land:
Residential	11,235	—	21	—	—	11,256
Commercial	69,427	153	8,815	—	—	78,395
Residential:
Equity Lines	43,124	310	154	—	—	43,588
Single family	251,247	5,972	951	—	—	258,170
Multifamily	39,806	—	—	—	—	39,806
All other loans	12,721	—	—	—	—	12,721
Total	$1,144,320	$43,170	$11,740	$—	$—	$1,199,230

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$116,908	$202

NOTE 6. Restructurings for Borrowers Experiencing Financial Difficulty

The Company adopted the amendments in ASU 2022-02, which eliminated accounting guidance on TDR loans for creditors and requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty that we made on or after January 1, 2023.

The following table presents the amortized cost of loans that were modified during the period by loan portfolio segment:

	March 31, 2023
	(in thousands)
	Term Extension	Total	% of Total Class of Loans
Mortgage real estate loans:
Residential First Lien - Owner Occupied	$355	$355	0.27%
Total	$355	$355

None of the loans that were modified defaulted during the three months ended March 31, 2023 and the loans remain current with contractual payments as of March 31, 2023. The financial effects of the term extensions during the period added a weighted average of 1.0 years to the life of loans which reduced the payment amounts for the borrowers.

Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulting in granting a concession to a borrower experiencing financial dificulties as a TDR.

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

NOTE 7. Deposits

The composition of deposits at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Noninterest bearing demand deposits	$464,123	$478,750
Savings and interest bearing demand deposits:
NOW accounts	$234,372	$167,197
Money market accounts	257,082	220,498
Regular savings accounts	161,348	239,736
	$652,802	$627,431
Time deposits:
Balances of less than $250,000	$170,994	$87,531
Balances of $250,000 and more	102,032	70,363
	$273,026	$157,894
	$1,389,951	$1,264,075

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

The following tables present information about the Company’s leases:

(dollars in thousands)
	March 31, 2023	December 31, 2022
Lease liabilities	$4,898	$4,978
Right-of-use assets	$4,672	$4,766
Weighted average remaining lease term	14 years	14 years
Weighted average discount rate	3.05%	3.04%

	Three Months Ended
Lease Cost	March 31, 2023	March 31, 2022
Operating lease cost	$132	$132
Short-term lease cost	4	4
Total lease cost	$136	$136

Cash paid for amounts included in the measurement of lease liabilities	$117	$115

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	March 31, 2023
Twelve months ending March 31, 2024	$475
Twelve months ending March 31, 2025	482
Twelve months ending March 31, 2026	484
Twelve months ending March 31, 2027	393
Twelve months ending March 31, 2028	392
Thereafter	4,050
Total undiscounted cash flows	$6,276
Discount	(1,378)
Lease liabilities	$4,898

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

		Fair Value Measurements at
		March 31, 2023
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$8,857	$—	$8,857	$—
Mortgage-backed securities	129,400	—	129,400	—
Obligations of states and political subdivisions	6,372	—	6,372	—
Subordinated debt	4,261	—	4,261	—
Derivative:
Interest rate swaps	608	—	608	—
Total assets at fair value	$149,498	$—	$149,498	$—
Liabilities:
Interest rate swaps	$608	$—	$608	$—
Total liabilities at fair value	$608	$—	$608	$—

		Fair Value Measurements at
		December 31, 2022

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$9,135	$—	$9,135	$—
U.S. treasury notes	—	—	—	—
Mortgage-backed securities	129,153	—	129,153	—
Obligations of states and political subdivisions	6,607	—	6,607	—
Subordinated debt	4,261	—	4,261	—
Derivative:
Interest rate swap	1,017	—	1,017	—
Total assets at fair value	$150,173	$—	$150,173	$—
Liabilities:
Interest rate swap	$1,017	$—	$1,017	$—
Total liabilities at fair value	$1,017	$—	$1,017	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three months ended March 31, 2023 and the year ended December 31, 2022.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. There were no individually evaluated collateral dependent loans recorded at fair value at March 31, 2023 or December 31, 2022.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at March 31, 2023 and had a balance of $108 thousand in other real etate owned at December 31, 2022.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain assets measured at fair value on a nonrecurring basis at December 31, 2022:

	Quantitative information about Level 3 Fair Value Measurements
	December 31, 2022
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Other real estate owned	Discounted contract price	Discount for selling costs	6%	6%

(1) Unobservable inputs were weighted by the relative fair values of the instruments.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at December 31, 2022:

		Carrying value at
		December 31, 2022
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nonfinancial Assets:
Other real estate owned	$108	$—	$108	$—

The carrying value and fair value of the Company’s financial instruments at March 31, 2023 and December 31, 2022 were as follows:

	Fair Value Measurements at
	March 31, 2023
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)	March 31, 2023
	(in thousands)
Financial assets:
Cash and short-term investments	$128,715	$128,715	$—	$—	$128,715
Securities	148,890	—	148,890	—	148,890
Restricted Investments	11,302	—	11,302	—	11,302
Loans, net	1,386,750	—	—	1,319,238	1,319,238
Bank owned life insurance	24,041	—	24,041	—	24,041
Accrued interest receivable	4,290	—	4,290	—	4,290
Interest rate swaps	608	—	608	—	608
Financial liabilities:
Deposits	$1,389,951	$—	$1,387,848	$—	$1,387,848
Federal Home Loan Bank advances, short-term	125,000	—	125,020	—	125,020
Federal Home Loan Bank advances, long-term	95,000	—	95,929	—	95,929
Subordinated debt, net of unamortized issuance costs	29,394	—	25,573	—	25,573
Accrued interest payable	2,028	—	2,028	—	2,028
Interest rate swaps	608	—	608	—	608

	Fair Value Measurements at
	December 31, 2022
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
	(in thousands)
Financial assets:
Cash and short-term investments	$66,894	$66,894	$—	$—	$66,894
Securities	149,156	—	149,156	—	149,156
Restricted Investments	9,233	—	9,233	—	9,233
Loans held for sale	153		153	—	153
Loans, net	1,312,565	—	—	1,260,149	1,260,149
Bank owned life insurance	23,862	—	23,862	—	23,862
Accrued interest receivable	3,902	—	3,902	—	3,902
Interest rate swap	1,017	—	1,017	—	1,017
Financial liabilities:
Deposits	$1,264,075	$—	$1,262,859	$—	$1,262,859
Federal funds purchased	32,980	—	32,980	—	32,980
Federal Home Loan Bank advances, short-term	175,000	—	174,705	—	174,705
Subordinated debt, net of unamortized issuance costs	29,377	—	26,101	—	26,101
Accrued interest payable	926	—	926	—	926
Interest rate swap	1,017	—	1,017	—	1,017

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following table for the periods indicated:

	Three Months Ended
	March 31,
	2023			2022
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(20,465)	$19	$(20,446)	$(174)	$19	$(155)
Other comprehensive income (loss) before reclassifications	3,772	(8)	3,764	(13,454)	—	(13,454)
Reclassifications	—	—	—	—	—	—
Tax effect of current period changes	(792)	3	(789)	2,826	—	2,826
Current period changes net of taxes	2,980	(5)	2,975	(10,628)	—	(10,628)
March 31	$(17,485)	$14	$(17,471)	$(10,802)	$19	$(10,783)

For the three months ended March 31, 2023 and 2022, there were no reclassifications out of accumulated other comprehensive income (loss).

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (“OREO”) activity for the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
	(in thousands)
Balance, beginning	$108	$—	$—
Transfer from loans	—	108	—
Gain on foreclosures	—	—	—
Sales	(108)	—	—
Valuation adjustments	—	—	—
Balance, ending	$—	$108	$—

The major classifications of other real estate owned in the consolidated balance sheets at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Construction and Farmland	$—	$—
Residential Real Estate	—	108
Commercial Real Estate	—	—
Subtotal	$—	$108
Less valuation allowance	—	—
Total	$—	$108

There were no consumer mortgage collateralized by residential real estate in the process of foreclosure at March 31, 2023 and December 31, 2022.

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

At March 31, 2023 and December 31, 2022, the balance of the investment for qualified affordable housing projects was $2.2 million and $2.3 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled zero at both March 31, 2023 and December 31, 2022. These balances are reflected in Other liabilities on the Consolidated Balance Sheets. The Company expects to fulfill these commitments by December 31, 2023, in accordance with the terms of the individual agreements.

During each of the three months ended March 31, 2023 and March 31, 2022, the Company recognized amortization expense of $104 thousand and $57 thousand, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2023 are $358 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended March 31, 2023 and 2022, were $90 thousand.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

In March 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate ("LIBOR") would cease being published. In 2021, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The Company has identified impacted loans and is currently working with individual borrowers to modify loans that are directly or indirectly influnced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

Recently Adopted Accounting Developments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. ASU 2016-13 was effective for the Company on January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans, as well as an adjustment to the Company’s reserve for unfunded loan commitments, was $2.5 million. The adjustment net of tax recorded to shareholders’ equity totaled $2.0 million.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. ASU 2022-02 was effective for the Company on January 1, 2023.

NOTE 14. Borrowings

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Company plans on using the net proceeds of the Notes offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $606 thousand at March 31, 2023.

The Company had $220.0 million in total borrowings with the FHLB at March 31, 2023 with $125.0 million being short-term borrowings and $95.0 million being long-term borrowings. The interest rates on the short-term borrowings with the FHLB ranged from 4.76% to 5.07%, with a weighted average rate of 4.88%. The interest rates on the long-term borrowings with the FHLB ranged from 4.72% to 4.83%, with a weighted average rate of 4.77%. Of the long-term FHLB borrowings, $55.0 million is due in 2025 and $40.0 million is due in 2026. The Company had $175.0 million in outstanding borrowings with the FHLB at December 31, 2022. The Company had a $60.0 million irrevocable letter of credit at March 31, 2023 with the FHLB to secure public deposits.

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

The following table summarize key elements of the Company's derivative instruments at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$25,263	$608	$—
Matched interest rate swaps with counterparty	25,263	—	608

	December 31, 2022
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$23,141	$1,017	$—
Matched interest rate swaps with counterparty	23,141	—	1,017

NOTE 16. Business Segments

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

The following table provides income and asset information as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and March 31, 2022, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income. The results by business segment are based on management’s accounting process, which assigns income statement items and assets to each operating segment. Given the Company's reportable segments are contained within the Bank, management must make certain allocations of expenses, which may not be representative of the costs expected to be incurred if the specific business segments operated as stand-alone entities.

	Three Months Ended
	March 31, 2023
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$15,241	$3,317	$—	$—	$18,558
Interest Expense	4,367	1,193	354	—	5,914
Net Interest Income	10,874	2,124	(354)	—	12,644
Gain on sales of loans	214	242	—	—	456
Other noninterest income	1,862	50	1,158	—	3,070
Net Revenue	12,950	2,416	804	—	16,170
Provision for credit losses	506	158	—	—	664
Noninterest expense	10,360	1,282	744	—	12,386
Income (loss) before taxes	2,084	976	60	—	3,120
Income tax expense (benefit)	317	205	13	—	535
Net Income (loss)	$1,767	$771	$47	$—	$2,585

Other data:
Capital expenditures	$(10)	$17	$—	$—	$7
Depreciation and amortization	345	95	123	—	563

	Three Months Ended
	March 31, 2022
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$10,406	$1,103	$—	$—	$11,509
Interest Expense	316	54	—	—	370
Net Interest Income	10,090	1,049	—	—	11,139
Gain on sales of loans	131	347	—	—	478
Other noninterest income	1,830	14	921	—	2,765
Net Revenue	12,051	1,410	921	—	14,382
Provision for credit losses	416	124	—	—	540
Noninterest expense	8,549	625	749	—	9,923
Income (loss) before taxes	3,086	661	172	—	3,919
Income tax expense (benefit)	494	139	36	—	669
Net Income (loss)	$2,592	$522	$136	$—	$3,250

Other data:
Capital expenditures	$307	$8	$16	$—	$331
Depreciation and amortization	354	42	51	—	447

	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
Total assets at March 31, 2023	$1,492,308	$263,240	$1,174	$—	$1,756,722
Total assets at December 31, 2022	$1,377,461	$237,595	$1,661	$—	$1,616,717

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the 2022 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At March 31, 2023, the Company had total assets of $1.76 billion, net loans of $1.39 billion, total deposits of $1.39 billion, and shareholders’ equity of $104.5 million. The Company’s net income was $2.6 million for the three months ended March 31, 2023.

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

Allowance for Credit Losses on Loans

The Company establishes the allowance for credit losses through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The measurement of the allowance for credit losses is based in part on forecasts of unemployment, inflation, as well as the consumer price index, and may also consider other factors, which we believe to be indicative of risk factors related to collectability. Management also assesses the risk of credit losses arising from changes in economic conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances; lending policy and procedures; credit administration and lending staff; loan review; concentrations of credit and the value of underlying collateral in determining the recorded balance of the allowance for credit losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Refer to Note 1 of the interim consolidated financial information contained in Item 1 of this quarterly report on Form 10-Q for additional detail concerning the determination of the allowance for credit losses on loans.

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
•
deposit flows;
•
the cost and availability of secondary funding sources;
•
problems with technology utilized by the Bank;
•
changing trends in customer profiles and behavior;
•
geopolitical conditions, including acts or threats of terrorism, international hostilities, or actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad;
•
the Company's potential exposure to fraud, negligence, computer theft, and cyber-crime;
•
changes in accounting policies and banking and other law and regulations; and
•
other factors described in Item 1A., "Risk Factors," in the Company's 2022 Form 10-K.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2023 was $2.6 million, an decrease of 20.46% or $665 thousand when compared to the same period in 2022. Earnings per share, basic and diluted were $0.73 and $0.94 for the three months ended March 31, 2023 and 2022, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2023 and 2022 was 0.63% and 0.99%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2023 and 2022 was 10.14% and 12.15%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $12.6 million and $11.1 million for the three months ended March 31, 2023 and 2022, respectively, which represents an increase of $1.5 million or 13.51%. Net interest income increased due to the increase in the average balance of the loan portfolio along with the rising interest rate environment. Average interest earning assets increased $317 million or 25.25% when comparing the three months ended March 31, 2022 to the three months ended March 31, 2023 while the average yield on earning assets increased by 106 basis points over that same period.

Total interest income was $18.6 million and $11.5 million for the three months ended March 31, 2023 and 2022, respectively, which represents an increase of $7.0 million or 61.25%. Total interest expense was $5.9 million and $370 thousand for the three months ended March 31, 2023 and 2022, respectively, which represents an increase of $5.5 million or 1,498.38%. The increase in interest income was driven by an increase in the average balance of the loan portfolio along with the rising interest rate environment. The current rising interest rate environment, along with the growth of higher-paying deposit accounts, have been the main drivers for the increase interest expense. The increase in interest expense can also be attributed to the 2022 subordinated debt issuance, currently paying a 4.50% fixed rate, on March 31, 2022 along with four Federal Home Loan Bank advances of $220.0 million maturing from December 2023 through March 2026 with varying fixed rates ranging from of 4.71% to 5.07%.

The net interest margin was 3.27% and 3.61% for the three months ended March 31, 2023 and 2022, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2023 and 2022.

Net interest margin may experience some decline due to additional deposit pricing pressure as interest rates continue to increase and increased competition for new deposits is experienced. These combined also could result in the Company having to borrow wholesale funding to fund asset growth which is more expensive than deposits.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	March 31, 2023			March 31, 2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)
Securities:
Taxable	$157,078	$886	2.29%	$185,157	$789	1.73%
Tax-Exempt (1)	545	6	4.46%	12,846	105	3.32%
Total Securities	$157,623	$892	2.29%	$198,003	$894	1.83%
Loans:
Taxable	$1,355,259	$17,076	5.11%	$1,008,211	$10,599	4.26%
Non-accrual	2,093	—	—%	2,586	—	—%
Tax-Exempt (1)	9,594	116	4.91%	2,751	26	3.80%
Total Loans	$1,366,946	$17,192	5.10%	$1,013,548	$10,625	4.25%
Federal funds sold	10,722	10	0.36%	6,384	2	0.13%
Interest-bearing deposits in other banks	38,057	490	5.23%	38,274	15	0.16%
Total earning assets (2)	$1,573,348	$18,584	4.79%	$1,256,209	$11,536	3.73%
Allowance for loan losses	(13,426)			(8,973)
Total non-earning assets	97,863			86,180
Total assets	$1,657,785			$1,333,416

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$236,210	$1,055	1.81%	$165,220	$85	0.21%
Money market accounts	258,077	841	1.32%	257,721	144	0.23%
Savings accounts	166,803	53	0.13%	175,333	26	0.06%
Time deposits:
$250,000 and more	77,777	567	2.96%	65,053	60	0.37%
Less than $250,000	128,118	943	2.99%	58,093	55	0.38%
Total interest-bearing deposits	$866,985	$3,459	1.62%	$721,420	$370	0.21%
Federal funds purchased	11,179	70	2.54%	—	—	—%
Federal Home Loan Bank advances	169,667	2,031	4.85%	—	—	—%
Subordinated debt	29,383	354	4.89%	326	—	—%
Total interest-bearing liabilities	$1,077,214	$5,914	2.23%	$721,746	$370	0.21%
Noninterest-bearing liabilities:
Demand deposits	462,265			472,876
Other Liabilities	14,567			29,688
Total liabilities	$1,554,046			$1,224,310
Shareholders' equity	103,739			109,106
Total liabilities and shareholders' equity	$1,657,785			$1,333,416
Net interest income		$12,670			$11,166

Net interest spread			2.56%			3.52%
Interest expense as a percent of			1.52%			0.12%
Net interest margin			3.27%			3.61%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Non-accrual loans are not included in this total since they are not considered earning assets.
(3)
Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$17,167	$10,620
Interest Income - Securities and Other Interest-Earnings Assets	1,391	889
Interest Expense - Deposits	3,459	370
Interest Expense - Other Borrowings	2,455	—
Total Net Interest Income	$12,644	$11,139
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$25	$5
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	1	22
Total Tax Benefit on Tax-Exempt Interest Income	$26	$27
Tax-Equivalent Net Interest Income	$12,670	$11,166

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased from 3.73% to 4.79% for the three months ended March 31, 2022 compared to the same three month period in 2023. For those same time periods, the tax-equivalent yield on securities increased 46 basis points. The tax equivalent yield on loans increased 85 basis points from 4.25% for the three months ended March 31, 2022 to 5.10% for the same time period in 2023. The increase in the tax-equivalent yield on earning assets for the three months ended March 31, 2023 resulted mostly from the increase in the tax-equivalent yield on loans. The increase in the yield on loans as compared to the corresponding period in 2022 was primarily due to the current rising interest rate environment.

The average rate on interest bearing liabilities increased from 0.21% to 2.23% for the three months ended March 31, 2022 compared to the same three month period in 2023, respectively. The average rate on interest bearing deposits increased 141 basis points during the period. The current rising interest rate environment, along with the growth of higher-cost deposit accounts, have been the main drivers for the increased in the average rate on interest bearing deposits. The cost of interest bearing liabilities was also higher in the first quarter of 2023, due to the subordinated debt issuance in 2022, currently paying a 4.50% fixed rate, on March 31, 2022 along with four Federal Home Loan Bank advances of $220.0 million maturing from December 2023 through March 2026 with varying fixed rates ranging from of 4.71% to 5.07%.

Provision for Credit Losses

The provision for credit losses is based upon management’s estimate of the amount required to maintain an adequate allowance for credit losses as discussed within the Critical Accounting Policies section above and in Note 1 of our interim financial information. The Company's provision for credit losses in 2023 consisted of changes in the allowance for credit losses on loans and the reserve for unfunded loan commitments. The allowance for credit losses on loans represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for credit losses on loans is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of expected losses within the loan portfolio. The provision for credit losses for the three months ended March 31, 2023 and 2022 was $664 thousand and $540 thousand, respectively. The provision for credit losses for the three months ended March 31, 2023 and 2022 resulted mostly from loan growth during the quarters.

Noninterest Income

Total noninterest income for the three months ended March 31, 2023 and 2022 was $3.5 million and $3.2 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three months ended March 31, 2023 and 2022, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Wealth management fees	$1,158	$921	$237	26%
Service charges on deposit accounts	436	374	62	17%
Other service charges and fees	1,047	909	138	15%
Gain on sale of loans	456	478	(22)	(5)%
Bank owned life insurance income	179	179	—	0%
Other operating income	250	382	(132)	(35)%
Total noninterest income	$3,526	$3,243	$283	9%

NM - Not Meaningful

Wealth management fee income increased from 2023 to 2022. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Total assets under management have seen an increase during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.

Services charges on deposit accounts increased during the three months ended March 31, 2023 when compared to the same periods in 2022. This increase is mainly due to increases in overdraft charges. Overdraft charges can fluctuate based on changes in customer activity.

Other service charges and fees increased during the three months ended March 31, 2023. This increase can be attributed to increased ATM fee income. ATM fee income can fluctuate based on ATM usage by non-customers.

Other operating income decreased for the three months ended March 31, 2023 when compared to the same period in 2022. This increase can be mainly attributed to cash distributions received during the first quarter of 2022 from investments in Small Business Investment Companies, that were not received during the first quarter of 2023.

Noninterest Expenses

Total noninterest expenses increased $2.4 million or 24.82% for the three months ended March 31, 2023 compared to the same period in 2022. The following table presents the components of noninterest expense for the three months ended March 31, 2023 and 2022, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$7,298	$5,952	$1,346	23%
Occupancy expenses	518	518	—	—%
Equipment expenses	323	257	66	26%
Advertising and marketing expenses	296	111	185	167%
Stationary and supplies	22	35	(13)	(37)%
ATM network fees	351	286	65	23%
Other real estate owned expense	5	—	5	NM
(Gain) on other real estate owned	(7)	—	(7)	NM
FDIC assessment	266	177	89	50%
Computer software expense	310	254	56	22%
Bank franchise tax	263	198	65	33%
Professional fees	713	464	249	54%
Data processing fees	402	480	(78)	(16)%
Other operating expenses	1,626	1,191	435	37%
Total noninterest expenses	$12,386	$9,923	$2,463	25%

NM - Not Meaningful

The Company’s growth has had an impact on noninterest expenses. Total assets have grown by $382.4 million or 27.83% from March 31, 2022 to March 31, 2023. This growth has required investments to be made in the Company’s infrastructure, causing increases in salaries and employee benefits, equipment expenses, advertising and marketing expenses and computer software expense. In addition, increases in asset size and capital levels have impacted the FDIC assessment and bank franchise tax amounts.

Salaries and employee benefits increased during the three months ended March 31, 2023 over 2022. Annual pay increases, newly hired employees, increasing insurance costs and enhanced employee incentive plans have attributed to these increases. The number of full-time equivalent employees has increased from 221 at March 31, 2022 to 253 at March 31, 2023.

ATM network fees increased during the three months ended March 31, 2023 over 2022. This is due mainly to fluctuations in customer usage.

An increase in professional fees was also noted between both periods. This increase is mainly due to increased audit expenses related to new FDICIA requirement after reaching $1 billion in asset size, as well as, fees associated with SEC filings during the first quarter of 2023.

Data processing fees decreased during the three months ended March 31, 2023 over 2022. This was mainly due to credits with our core provider that the Company was able to apply to an invoice during the first quarter of 2023 in order to reduce the bill amount.

For the three months ended March 31, 2023 other operating expenses increased over 2022. This increase is due to increased loan related expenses due to a higher volume, increased wealth management expenses due to growth in assets under management, and employee travel expense for training, marketing and sales meetings.

The efficiency ratio of the Company was 76.52% and 68.87% for the three months ended March 31, 2023 and 2022, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$12,386	$9,923
Less: (Gain) on other real estate owned	(7)	—
Adjusted noninterest expenses	$12,393	$9,923

Net interest income	12,644	11,139

Noninterest income	3,526	3,243
Adjusted noninterest income	$3,526	$3,243
Tax equivalent adjustment (1)	26	27
Total net interest income and noninterest income, adjusted	$16,196	$14,409

Efficiency ratio	76.52%	68.87%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $535 thousand and $669 thousand during the three months ended March 31, 2023 and 2022, respectively. The effective tax rate was 17.15% and 17.07% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by BOLI as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

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

Financial information for the parent company and the Bank of Clarke Wealth Management Division is included in the "All Other" category. The parent company's operating results are comprised primarily of interest expense associated with subordinated debt. The wealth management division's net recenues are comprised primarily of income from offering wealth management services and insurance products through third-party service providers. Refer to Note 16 for additional information.

The following table provides income and asset information as of and for the three months ended March 31, 2023 and 2022 and as of March 31, 2023 and December 31, 2022, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31, 2023
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$15,241	$3,317	$—	$—	$18,558
Interest Expense	4,367	1,193	354	—	5,914
Net Interest Income	10,874	2,124	(354)	—	12,644
Gain on sales of loans	214	242	—	—	456
Other noninterest income	1,862	50	1,158	—	3,070
Net Revenue	12,950	2,416	804	—	16,170
Provision for credit losses	506	158	—	—	664
Noninterest expense	10,360	1,282	744	—	12,386
Income (loss) before taxes	2,084	976	60	—	3,120
Income tax expense (benefit)	317	205	13	—	535
Net Income (loss)	$1,767	$771	$47	$—	$2,585

Other data:
Capital expenditures	$(10)	$17	$—	$—	$7
Depreciation and amortization	345	95	123	—	563

	Three Months Ended
	March 31, 2022
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$10,406	$1,103	$—	$—	$11,509
Interest Expense	316	54	—	—	370
Net Interest Income	10,090	1,049	—	—	11,139
Gain on sales of loans	131	347	—	—	478
Other noninterest income	1,830	14	921	—	2,765
Net Revenue	12,051	1,410	921	—	14,382
Provision for credit losses	416	124	—	—	540
Noninterest expense	8,549	625	749	—	9,923
Income (loss) before taxes	3,086	661	172	—	3,919
Income tax expense (benefit)	494	139	36	—	669
Net Income (loss)	$2,592	$522	$136	$—	$3,250

Other data:
Capital expenditures	$307	$8	$16	$—	$331
Depreciation and amortization	354	42	51	—	447

	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
Total assets at March 31, 2023	$1,492,308	$263,240	$1,174	$—	$1,756,722
Total assets at December 31, 2022	$1,377,461	$237,595	$1,661	$—	$1,616,717

FINANCIAL CONDITION

Securities

Total securities available for sale were $148.9 million at March 31, 2023, compared to $149.2 million at December 31, 2022. This represents a decrease of $266 thousand or 0.18%. The Company purchased no securities during the three months ended March 31, 2023. The Company had total maturities, calls, and principal repayments of $3.9 million during the three months ended March 31, 2023. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2023 and December 31, 2022. The Company had a net unrealized loss on available for sale securities of $22.1 million at March 31, 2023 as compared to a net unrealized loss of $25.9 million at December 31, 2022. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss). The primary cause of the unrealized losses at March 31, 2023 and December 31, 2022 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the unrealized losses were deemed to be temporary.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $1.40 billion and $1.32 billion at March 31, 2023 and December 31, 2022, respectively. This represents an increase of $76.9 million or 5.81% during the three months ended March 31, 2023. The ratio of gross loans to deposits increased during the three months ended March 31, 2023 from 104.72% at December 31, 2022 to 100.77% at March 31, 2023.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2023 and December 31, 2022. During the quarter ended March 31, 2023, $27.8 million in loans were sold. The Company sold 2.1 million in mortgage loans on the secondary market and 25.7 million of loans from the commercial and consumer loan portfolios. These loan sales resulted in net gains of $456 thousand. The growth in loans was largely due to organic loan portfolios growth as the Company expands lending types and markets.

Commercial real estate loans (including multifamily loans) were $591.9 million or 42.49% and $547.4 million or 41.59% of total loans at March 31, 2023 and December 31, 2022, respectively, representing an increase of $44.5 million or 8.12% during the three months ended March 31, 2023. Marine loans were $253.9 million or 18.23% and $230.9 million or 17.54% of total loans at March 31, 2023 and December 31, 2022, respectively, representing an increase of $23.0 million or 9.97%. Loan growth was mainly concentrated in commercial real estate loans, which experienced an increase during the three months ended March 31, 2023 due largely to the continued growth and expansion of the Bank’s current market area. In addition to the commercial real state lending growth, growth of our marine lending portfolio was strong due to continued growth in the marine lending team and market area.

Allowance for Credit Losses on Loans

The purpose of, and the methods for, measuring the allowance for credit losses on loans are discussed in the Critical Accounting Policies section above and in note 1 of the interim consolidated financial information.. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for credit losses on loans during the three months ended March 31, 2023 and 2022 and the year ended December 31, 2022. Charged-off loans were $75 thousand and $47 thousand for the three months ended March 31, 2023 and 2022, respectively. Recoveries were $21 thousand and $35 thousand for the three months ended March 31, 2023 and 2022, respectively. This resulted in net charge-offs of $54 thousand and $12 thousand for the three months ended March 31, 2023 and 2022, respectively. The ratio of net charge-offs to average loans was 0.00% for the three months ended March 31, 2023 and 2022. The allowance for credit losses as a percentage of loans was 1.00% at March 31, 2023 and 0.85% at December 31, 2022 and 1.00% as of January 1, 2023, the date of adoption for ASC 326. The increase as compared to December 31, 2022 was attributable to the adoption of ASC 326.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing as detailed in the table below.

	March 31, 2023	December 31, 2022
Nonaccrual loans	$1,839	$2,162
Loans past due 90 days or more and accruing interest	576	318
Other real estate owned and repossessed assets	—	108
Total nonperforming assets	$2,415	$2,588

Allowance for credit losses	$13,950	$11,218

Gross loans	$1,400,700	$1,323,783

Allowance for credit losses to nonperforming assets	578%	433%

Allowance for credit losses to total loans	1.00%	0.85%

Allowance for credit losses to nonaccrual loans	759%	519%

Nonaccrual loans to total loans	0.13%	0.19%

Non-performing assets to period end loans and other real estate owned	0.17%	0.20%

Nonperforming assets decreased by $173 thousand during the three months ended March 31, 2023. Nonaccrual loans were $1.8 million and $2.2 million at March 31, 2023 and December 31, 2022. There was no OREO at March 31, 2023 and $108 thousand at December 31, 2022. There were $576 thousand in loans past due 90 days or more and still accruing at March 31, 2023 and $318 thousand in loans past due 90 days or more and still accruing at December 31, 2022. The percentage of nonperforming assets to loans and OREO was 0.17% at March 31, 2023 and 0.20% at December 31, 2022, respectively.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, increased to $2.6 million at March 31, 2023 compared to $973 thousand at December 31, 2022. The majority of the increase in past due loans was due to one large relationship totaling $1.3 million that was past due 32 days at March 31, 2023. This relationship was not past due at December 31, 2022.

During the three months ended March 31, 2023, no loans were placed on nonaccrual status. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans.

Loans are placed on nonaccrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses to principal that require additional provisions for credit losses to be charged against earnings.

For real estate loans, upon foreclosure, the balance of the loan is transferred to OREO and carried at the fair value of the property based on current appraisals and other current market trends, less estimated selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off to the allowance for credit losses. A review of the recorded property value is performed in conjunction with normal quarterly reviews, and if market conditions indicate that the recorded value exceeds the fair value, additional write downs of the property value are charged directly to operations.

Deposits

Total deposits were $1.39 billion and $1.26 billion at March 31, 2023 and December 31, 2022, respectively. This represents an increase of $125.9 million or 9.96% during the three months ended March 31, 2023. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2023 and December 31, 2022. Growth in deposits has been divided between core and non-core accounts. During the first quarter of 2023, approximately $52.5 million or 41.7% of total deposit growth was organic growth as the Company continued to expand and grow into newer market areas. The remaining growth was attributable to brokered deposits. As interest rates have risen, the Company has noticed a shift in the mix of deposits away from non-interest bearing deposits and towards time deposits and, to a lesser degree, other interest bearing deposits. Time deposits increased by $115.1 million or 72.9% between December 31, 2022 and March 31, 2023, while non-interest bearing deposits have decreased $14.6 million or 3.1% and savings and interest bearing demand deposits have increased by $25.4 million or 4.0% for the same time period. Time deposits as a percentage of total deposits have increased from 10.0% and 12.5% at March 31, 2022 and December 31, 2022, respectively, to 19.6% at March 31, 2023. The increase in time deposits is partially due to $30.0 million in brokered accounts that the Company entered into during the first quarter of 2023. At March 31, 2023, over 73% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2023 was $104.5 million, reflecting a percentage of total assets of 5.95%, as compared to $101.7 million and 6.29% at December 31, 2022. The reason for the increase in shareholders’ equity was due to an improvement in unrealized losses on the securities available for sale portfolio of $3.8 million as well as net income of $2.6 million earned during the three months ended March 31, 2023. During the three months ended March 31, 2023 and 2022, the Company declared dividends of $0.30 and $0.28 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At March 31, 2023, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio or “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. Under the final rule, an eligible banking organization may opt out and revert to the risk-weighting framework without restriction. As a qualifying community banking organization, the Bank elected to measure its capital adequacy under the CBLR framework as of March 31, 2023, and its leverage ratio was 9.02%. At December 31, 2022, the Bank's leverage ratio was 9.19% Management believes, that as of March 31, 2023, that the Bank met all capital adequacy requirements to which it is subject. We are closely monitoring our capital position and are taking appropriate steps to ensure our level of capital remains strong. Our capital, while significant, may fluctuate in future periods and limit our ability to pay dividends.

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032. See Note 14 to the Consolidated Financial Statements included in this Form 10-Q, for discussion of subordinated debt.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At March 31, 2023, liquid assets totaled $319.1 million as compared to $317.1 million at December 31, 2022. These amounts represented 19.31% and 20.93% of total liabilities at March 31, 2023 and December 31, 2022, respectively. The Company generally attempts to minimize liquidity demand by primarily utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2022 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

The Company adopted ASC 326, as described further in Note 1 to the consolidatd interim financial statements, effective January 1, 2023. Related to the adoption of these new accounting standards, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfnded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in the Company’s internal control over financial reporting during the Company’s three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the first quarter of 2023 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 15, 2022. The Program has start date of July 1, 2022 and an expiration date of June 30, 2023.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				148,825
January 1 - January 31, 2023	2,042	$35.37	2,042	146,783
February 1 - February 28, 2023	1,548	35.31	3,590	145,235
March 1 - March 31, 2023	—	—	3,590	145,235
	3,590	$35.35	3,590	145,235

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

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of May, 2023.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer