Form 10-Q
period 2023-09-30
EAGLE FINANCIAL SERVICES INC
filed 2023-11-13
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 2, 2023 was 3,520,894.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$14,154	$16,629
Interest-bearing deposits with other institutions	49,085	49,902
Federal funds sold	78,799	363
Total cash and cash equivalents	$142,038	$66,894
Securities available for sale, at fair value, amortized cost of $163,806 and $175,059, respectively	133,976	149,156
Restricted investments, at cost	8,583	9,233
Loans held for sale	3,564	153
Loans	1,440,985	1,323,783
Allowance for credit losses	(14,573)	(11,218)
Net Loans	$1,426,412	$1,312,565
Bank premises and equipment, net	18,421	18,064
Other real estate owned, net of allowance	—	108
Bank owned life insurance	24,404	23,862
Other assets	44,072	36,682
Total assets	$1,801,470	$1,616,717
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$430,910	$478,750
Savings and interest bearing demand deposits	656,111	627,431
Time deposits	411,359	157,894
Total deposits	$1,498,380	$1,264,075
Federal funds purchased	—	32,980
Federal Home Loan Bank advances, short-term	—	175,000
Federal Home Loan Bank advances, long-term	145,000	—
Subordinated debt, net of unamortized issuance costs	29,428	29,377
Other liabilities	27,479	13,556
Total liabilities	$1,700,287	$1,514,988
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2023, 3,520,894 including 57,014 shares of unvested restricted stock; issued and outstanding 2022, 3,490,171 including 38,780 shares of unvested restricted stock	8,660	8,629
Surplus	13,970	13,268
Retained earnings	102,106	100,278
Accumulated other comprehensive (loss)	(23,553)	(20,446)
Total shareholders’ equity	$101,183	$101,729
Total liabilities and shareholders’ equity	$1,801,470	$1,616,717

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$20,179	$13,282	$56,100	$35,565
Interest and dividends on securities available for sale:
Taxable interest income	781	851	2,370	2,477
Interest income exempt from federal income taxes	3	59	12	217
Dividends	147	22	366	49
Interest on deposits in banks	1,030	143	2,176	199
Interest on federal funds sold	51	9	89	15
Total interest and dividend income	$22,191	$14,366	$61,113	$38,522
Interest Expense
Interest on deposits	$6,978	$714	$15,972	$1,467
Interest on federal funds purchased	—	11	70	19
Interest on Federal Home Loan Bank advances	1,943	404	6,006	404
Interest on subordinated debt	354	338	1,063	675
Total interest expense	$9,275	$1,467	$23,111	$2,565
Net interest income	$12,916	$12,899	$38,002	$35,957
Provision for Credit Losses	216	—	1,283	900
Net interest income after provision for credit losses	$12,700	$12,899	$36,719	$35,057
Noninterest Income
Wealth management fees	$1,190	$1,094	$3,611	$3,077
Service charges on deposit accounts	460	432	1,343	1,195
Other service charges and fees	1,252	1,061	3,434	2,999
Gain on the sale of marine finance assets	463	—	463	—
Gain (loss) on the sale of bank premises and equipment	7	8	14	(3)
(Loss) on sale of securities	—	(737)	—	(737)
Gain on sale of loans	265	568	913	1,544
Bank owned life insurance income	184	138	542	495
Other operating income	388	600	772	1,686
Total noninterest income	$4,209	$3,164	$11,092	$10,256
Noninterest Expenses
Salaries and employee benefits	$7,598	$6,938	$22,457	$18,873
Occupancy expenses	570	528	1,621	1,562
Equipment expenses	341	299	979	814
Advertising and marketing expenses	228	181	866	438
Stationery and supplies	69	34	147	135
ATM network fees	426	381	1,142	977
Other real estate owned expense	—	—	5	—
(Gain) on other real estate owned	—	—	(7)	—
FDIC assessment	495	116	1,107	430
Computer software expense	396	252	987	690
Bank franchise tax	340	234	916	653
Professional fees	497	270	1,963	1,610
Data processing fees	542	427	1,422	1,386
Other operating expenses	2,631	1,398	5,869	3,941
Total noninterest expenses	$14,133	$11,058	$39,474	$31,509
Income before income taxes	$2,776	$5,005	$8,337	$13,804
Income Tax Expense	457	923	1,375	2,480
Net income	$2,319	$4,082	$6,962	$11,324
Earnings Per Share
Net income per common share, basic	$0.66	$1.17	$1.98	$3.25
Net income per common share, diluted	$0.66	$1.17	$1.98	$3.25

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$2,319	$4,082	$6,962	$11,324
Other comprehensive (loss):
Unrealized (loss) on available for sale securities net of reclassification adjustments, and net of deferred income tax of $(1,100) and $(1,189) for the three months ended and $(825) and ($5,603) for the nine months ended, respectively	(4,137)	(4,475)	(3,102)	(21,076)
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $0 and $0 for the three months ended and $(3) and $0 for the nine months ended , respectively	—	—	(5)	—
Total other comprehensive (loss)	(4,137)	(4,475)	(3,107)	(21,076)
Total comprehensive income (loss)	$(1,818)	$(393)	$3,855	$(9,752)

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2021	$8,556	$12,115	$89,764	$(155)	$110,280
Net income	—	—	3,250	—	3,250
Other comprehensive (loss)	—	—	—	(10,628)	(10,628)
Vesting of restricted stock awards, stock incentive plan (12,468 shares)	31	(31)	—	—	—
Stock-based compensation expense	—	195	—	—	195
Issuance of common stock, dividend investment plan (2,782 shares)	7	90	—	—	97
Repurchase and retirement of common stock (3,411 shares)	(8)	(109)	—	—	(117)
Dividends declared ($0.28 per share)	—	—	(974)	—	(974)
March 31, 2022	$8,586	$12,260	$92,040	$(10,783)	$102,103
Net income	—	—	3,992	—	3,992
Other comprehensive (loss)	—	—	—	(5,973)	(5,973)
Stock-based compensation expense	—	222	—	—	222
Issuance of common stock, employee benefit plan (3,451 shares)	8	112	—	—	120
Dividends declared ($0.28 per share)	—	—	(974)	—	(974)
June 30, 2022	$8,594	$12,594	$95,058	$(16,756)	$99,490
Net income	—	—	4,082	—	4,082
Other comprehensive (loss)	—	—	—	(4,475)	(4,475)
Stock-based compensation expense	—	329	—	—	329
Issuance of common stock, dividend investment plan (2,800 shares)	7	94	—	—	101
Issuance of common stock, employee benefit plan (614 shares)	2	20	—	—	22
Repurchase and retirement of common stock (1,031 shares)	(3)	(34)	—	—	(37)
Dividends declared ($0.29 per share)	—	—	(1,012)	—	(1,012)
September 30, 2022	$8,600	$13,003	$98,128	$(21,231)	$98,500

December 31, 2022	$8,629	$13,268	$100,278	$(20,446)	$101,729
Cumulative effect adjustment for CECL	—	—	(1,961)	—	(1,961)
Net income	—	—	2,585	—	2,585
Other comprehensive income	—	—	—	2,975	2,975
Vesting of restricted stock awards, stock incentive plan (12,749 shares)	31	(31)	—	—	—
Stock-based compensation expense	—	317	—	—	317
Repurchase and retirement of common stock (3,590 shares)	(9)	(119)	—	—	(128)
Dividends declared ($0.30 per share)	—	—	(1,057)	—	(1,057)
March 31, 2023	$8,651	$13,435	$99,845	$(17,471)	$104,460
Net income	—	—	2,058	—	2,058
Other comprehensive (loss)	—	—	—	(1,945)	(1,945)
Stock-based compensation expense	—	323	—	—	323
Issuance of common stock, employee benefit plan (3,803 shares)	10	123	—	—	133
Dividends declared ($0.30 per share)	—	—	(1,059)	—	(1,059)
June 30, 2023	$8,661	$13,881	$100,844	$(19,416)	$103,970
Net income	—	—	2,319	—	2,319
Other comprehensive (loss)	—	—	—	(4,137)	(4,137)
Stock-based compensation expense	—	263	—	—	263
Vesting of restricted stock awards, stock incentive plan (4,553 shares)	11	(11)	—	—	—
Repurchase and retirement of common stock (4,941 shares)	(12)	(163)	—	—	(175)
Dividends declared ($0.30 per share)	—	—	(1,057)	—	(1,057)
September 30, 2023	$8,660	$13,970	$102,106	$(23,553)	$101,183

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$6,962	$11,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	745	734
Amortization of other assets	613	525
Origination of loans held for sale	(27,627)	(13,244)
Proceeds from sale of loans held for sale	24,805	14,515
Net (gain) on sales of loans	(913)	(1,544)
Provision for credit losses	1,283	900
(Gain) on other real estate owned	(7)	—
(Gain) on the sale of marine finance assets	(463)	—
(Gain) loss on the sale and disposal of premises and equipment	(14)	3
Loss on the sale of securities	—	737
Amortization of subordinated debt issuance costs	51	33
Stock-based compensation expense	903	746
Premium amortization on securities, net	266	460
Bank owned life insurance income	(542)	(495)
Changes in assets and liabilities:
(Increase) in other assets	(5,472)	(10,691)
Increase in other liabilities	12,297	1,108
Net cash provided by operating activities	$12,887	$5,111
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$10,987	$24,135
Proceeds from the sale of securities available for sale	—	10,813
Purchases of securities available for sale	—	(26,813)
Proceeds from the sale of restricted investments	4,975	—
Purchases of restricted investments	(4,326)	(3,559)
Purchases of bank premises and equipment	(1,127)	(493)
Proceeds from the sale of bank premises and equipment	39	33
Proceeds from the sale of other real estate owned	115	—
Changes in collateral posted with other financial institutions, net	—	(700)
Proceeds from sale of marine finance business	53,537	—
Proceeds from sales of loans	49,325	97,814
Origination of loans net of principal collected	(218,755)	(312,421)
Funding of capital commitments related to other investments	(495)	(485)
Net cash (used in) investing activities	$(105,725)	$(211,676)
Cash Flows from Financing Activities
Net (decrease) increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$(19,160)	$69,614
Net increase in time deposits	253,465	7,265
Net (decrease) in federal funds purchased	(32,980)	—
Net (decrease) increase in short-term Federal Home Loan Bank advances	(175,000)	75,000
Advances of long-term Federal Home Loan Bank advances	145,000	—
Issuance of subordinated debt, net of issuance costs	—	29,327
Issuance of common stock, employee benefit plan	133	142
Repurchase and retirement of common stock	(303)	(154)
Cash dividends paid	(3,173)	(2,762)
Net cash provided by financing activities	$167,982	$178,432
Increase (decrease) in cash and cash equivalents	$75,144	$(28,133)
Cash and Cash Equivalents
Beginning	66,894	64,068
Ending	$142,038	$35,935
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$22,016	$1,436
Income taxes	$1,706	$2,541
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) on securities available for sale	$(3,927)	$(26,679)
Minimum postretirement liability adjustment	$(8)	$—
Repossessed assets acquired in settlement of loans	$304	$—
Issuance of common stock, dividend investment plan	$—	$198
Sales of securities available for sale settled subsequent to quarter end	$—	$4,557

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2023 and December 31, 2022, the results of operations and the changes in shareholders' equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

Impairment of debt securities occurs when the fair value of a security is less than its amortized cost. The Company has elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest totaled $396 thousand at September 30, 2023, and is included in the other assets line item in the Consolidated Balance Sheets. For debt securities available for sale, impairment is recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an allowance for credit losses is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the security’s amortized cost basis exceeds its fair value. Changes in the allowance for credit losses are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities available for sale not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Loans Held for Investment: The Company makes mortgage, commercial and consumer loans to customers. The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses. The Company has elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest totaled $4.4 million at September 30, 2023, and is included in the other assets line item in the Consolidated Balance Sheet. Interest on loans is credited to operations based on the principal amount outstanding. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method. The Company is amortizing these amounts over the life of the related loans.

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

Reserve for Unfunded Commitments: The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses. The reserve totaled $417 thousand at September 30, 2023 and $65 thousand at December 31, 2022.

The initial adjustment for the adoption of ASC 326 was an increase in the reserve of $406 thousand and the Company recorded a provision of $(0) and $(54) thousand for the three and nine months ended September 30, 2023, respectively.
NOTE 2. Stock-Based Compensation Plan

On May 16, 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan which allows key employees and directors to increase their personal financial interest in the Company. The 2023 plan permits the issuance of incentive stock options and non-qualified stock options and the award of common stock, restricted stock, and stock units. The plan authorizes the issuance of up to 250,000 shares of common stock. The 2023 Stock Incentive Plan replaced the 2014 Stock Incentive Plan.

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Prior to 2023, the vesting period for outside directors was typically less than nine months. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting annual performance measures over a two year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of September 30, 2023, there was $759 thousand of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	38,780	$33.47	31,738	$30.70
Granted	37,941	36.60	31,648	34.40
Vested	(17,302)	33.29	(12,468)	30.00
Forfeited	(2,405)	36.80	(810)	29.69
Nonvested, end of period	57,014	$35.57	50,108	$33.72

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2023 and 2022. During 2023 and 2022, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average number of common shares outstanding used to calculate basic and diluted earnings per share	3,526,943	3,487,555	3,524,441	3,479,876

NOTE 4. Securities

On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for available for sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell a security prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost to measure an expected credit loss under the CECL methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. All securities information presented as of September 30, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

Amortized costs and fair values of securities available for sale at September 30, 2023 and December 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,259	$—	$(1,011)	$8,248
Mortgage-backed securities	143,206	—	(27,616)	115,590
Obligations of states and political subdivisions	6,591	—	(423)	6,168
Subordinated debt	4,750	—	(780)	3,970
	$163,806	$—	$(29,830)	$133,976

	December 31, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,993	$—	$(858)	$9,135
Mortgage-backed securities	153,289	—	(24,136)	129,153
Obligations of states and political subdivisions	7,027	2	(422)	6,607
Subordinated debt	4,750	—	(489)	4,261
	$175,059	$2	$(25,905)	$149,156

The amortized cost and estimated fair value of securities at September 30, 2023, by the earlier of contractual maturity or expected maturity, are shown below. The Company has elected to exclude accrued interest receivable, totaling $396 thousand at September 30, 2023, from the amortized cost basis of securities. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,667	$1,646
Due after one year through five years	5,124	4,705
Due after five years through ten years	20,776	18,124
Due after ten years	136,239	109,501
	$163,806	$133,976

During the nine months ended September 30, 2023, the Company sold no available for sale securities. During the nine months ended September 30, 2022, the Company sold $15.4 million of available for sale securities recognizing $6 thousand in gross gains and $743 thousand in gross losses.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2023 and December 31, 2022 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$8,248	$1,011	$8,248	$1,011
Mortgage-backed securities	—	—	115,590	27,616	115,590	27,616
Obligations of states and political subdivisions	485	16	5,283	407	5,768	423
Subordinated debt	218	32	3,252	748	3,470	780
	$703	$48	$132,373	$29,782	$133,076	$29,830

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,140	$543	$2,994	$315	$9,134	$858
Mortgage-backed securities	31,771	4,052	97,382	20,084	129,153	24,136
Obligations of states and political subdivisions	6,065	422	—	—	6,065	422
Subordinated debt	2,431	319	1,080	170	3,511	489
	$46,407	$5,336	$101,456	$20,569	$147,863	$25,905

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 104 debt securities with a fair value below the amortized cost basis, totaling $133.1 million of aggregate fair value as of September 30, 2023. The Company concluded that a credit loss does not exist in its securities portfolio at September 30, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having a carrying value of $13.8 million at September 30, 2023 were pledged as security for trust accounts.

The composition of restricted investments at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Federal Reserve Bank Stock	$344	$944
Federal Home Loan Bank Stock	8,099	8,149
Community Bankers’ Bank Stock	140	140
	$8,583	$9,233

NOTE 5. Loans and Allowance for Credit Losses on Loans

The composition of loans at September 30, 2023 and December 31, 2022 was as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$80,012	$89,651
HELOCs	44,719	43,588
Residential First Lien - Investor	120,547	111,074
Residential First Lien - Owner Occupied	162,919	125,088
Residential Junior Liens	12,284	11,417
Commercial - Owner Occupied	244,088	232,115
Commercial - Non-Owner Occupied & Multifamily	355,122	315,326
Commercial and industrial loans:
SBA PPP loans	57	74
Other commercial and industrial loans	96,830	99,571
Marine loans	260,518	230,874
Consumer loans	42,538	44,841
Overdrafts	207	218
Other loans	13,089	12,503
Total loans	$1,432,930	$1,316,340
Net deferred loan costs and premiums	8,055	7,443
Allowance for credit losses	(14,573)	(11,218)
	$1,426,412	$1,312,565

At September 30, 2023, the Company was servicing $5.2 million of loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $83 thousand at September 30, 2023, which are recorded in other assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

On August 23, 2023, the Company completed the sale of certain assets of its marine finance division to an unrelated third-party. Under the Sale Agreements, the Company sold its interest in marine floor plan loans, the servicing rights associated with marine loans that had been sold to outside investors prior to August 23, 2023, and other assets that were not individually significant. Refer to Note 16 for additional information related to this transaction.

Changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
		(in thousands)
Balance, beginning	$14,511	$9,847	$11,218	$8,787
Cumulative effect adjustment for adoption of ASC 326	—	—	2,077	—
Provision for credit losses	218	—	1,337	900
Recoveries added to the allowance	31	976	255	1,224
Credit losses charged to the allowance	(187)	(81)	(314)	(169)
Balance, ending	$14,573	$10,742	$14,573	$10,742

Nonaccrual and past due loans by class at September 30, 2023 were as follows:

	September 30, 2023
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$80,012	$80,012	$—
HELOCs	124	—	—	124	44,595	44,719	—
Residential First Lien - Investor	—	—	—	—	120,547	120,547	—
Residential First Lien - Owner Occupied	114	48	36	198	162,721	162,919	—
Residential Junior Liens	9	—	—	9	12,275	12,284	—
Commercial - Owner Occupied	—	—	—	—	244,088	244,088	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	355,122	355,122	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	57	57	—
Other commercial and industrial loans	—	90	234	324	96,506	96,830	—
Marine loans	—	5	367	372	260,146	260,518	—
Consumer loans	261	86	66	413	42,125	42,538	66
Overdrafts	—	—	—	—	207	207	—
Other loans	—	—	—	—	13,089	13,089	—
Total	$508	$229	$703	$1,440	$1,431,490	$1,432,930	$66

	September 30, 2023
	(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$97	$—	$97
HELOCs	15	—	15
Residential First Lien - Investor	1,093	—	1,093
Residential First Lien - Owner Occupied	115	—	115
Residential Junior Liens	3	—	3
Commercial - Owner Occupied	27	—	27
Commercial - Non-Owner Occupied & Multifamily	3,656	—	3,656
Commercial and industrial loans:
SBA PPP loans	—	—	—
Other commercial and industrial loans	12	312	324
Marine loans	367	—	367
Consumer loans	—	—	—
Overdrafts	—	—	—
Other loans	—	—	—
Total	$5,385	$312	$5,697

Nonaccrual and past due loans by class at December 31, 2022 were as follows:

	December 31, 2022
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$101	$101	$89,550	$89,651	$—	$397
HELOCs	149	—	—	149	43,439	43,588	—	155
Residential First Lien - Investor	—	—	—	—	111,074	111,074	—	—
Residential First Lien - Owner Occupied	222	—	39	261	124,827	125,088	—	175
Residential Junior Liens	—	—	—	—	11,417	11,417	—	6
Commercial - Owner Occupied	—	—	—	—	232,115	232,115	—	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	315,326	315,326	—	1,356
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	74	74	—	—
Other commercial and industrial loans	15	—	73	88	99,483	99,571	—	73
Marine loans	—	—	—	—	230,874	230,874	—	—
Consumer loans	56	—	318	374	44,467	44,841	318	—
Overdrafts	—	—	—	—	218	218	—	—
Other loans	—	—	—	—	12,503	12,503	—	—
Total	$442	$—	$531	$973	$1,315,367	$1,316,340	$318	$2,162

The allowance for credit losses on loans by segment at September 30, 2023 and December 31, 2022 was as follows:

	As of and For the Nine Months Ended
	September 30, 2023
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,714	$1,735	$2,221	$2,222	$1,555	$299	$472	$—	$11,218
Cumulative effect adjustment for adoption of ASC 326	$(1,840)	$1,933	$3,584	$(1,102)	$(285)	$(123)	$(90)	$—	$2,077
Charge-Offs	—	—	—	—	(126)	(38)	(150)	—	(314)
Recoveries	5	14	—	13	—	45	178	—	255
Provision	(134)	765	496	92	289	48	(28)	(191)	1,337
Ending balance	$745	$4,447	$6,301	$1,225	$1,433	$231	$382	$(191)	$14,573
Ending balance: Individually evaluated	$—	$—	$—	$312	$—	$—	$—	$—	$312
Ending balance: collectively evaluated	$745	$4,447	$6,301	$913	$1,433	$231	$382	$(191)	$14,261
Loans:
Ending balance	$80,012	$340,469	$599,210	$96,887	$260,518	$42,538	$13,296	$—	$1,432,930
Ending balance individually evaluated	$96	$1,172	$3,672	$312	$430	$—	$—	$—	$5,682
Ending balance collectively evaluated	$79,916	$339,297	$595,538	$96,575	$260,088	$42,538	$13,296	$—	$1,427,248

	As of and For the Year Ended
	December 31, 2022
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,794	$1,671	$1,729	$1,294	$789	$219	$291	$—	$8,787
Charge-Offs	—	(9)	—	(300)	—	(79)	(271)	—	(659)
Recoveries	9	888	197	109	—	44	13	—	1,260
Provision	(89)	(815)	295	1,119	766	115	439	—	1,830
Ending balance	$2,714	$1,735	$2,221	$2,222	$1,555	$299	$472	$—	$11,218
Ending balance: Individually evaluated for impairment	$—	$27	$—	$73	$—	$—	$—	$—	$100
Ending balance: collectively evaluated for impairment	$2,714	$1,708	$2,221	$2,149	$1,555	$299	$472	$—	$11,118
Loans:
Ending balance	$89,651	$291,167	$547,441	$99,645	$230,874	$44,841	$12,721	$—	$1,316,340
Ending balance individually evaluated for impairment	$1,044	$3,719	$1,695	$141	$—	$22	$—	$—	$6,621
Ending balance collectively evaluated for impairment	$88,607	$287,448	$545,746	$99,504	$230,874	$44,819	$12,721	$—	$1,309,719

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	September 30, 2023
	(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$96	$—	$96
HELOCs	—	—	—
Residential First Lien - Investor	1,093	—	1,093
Residential First Lien - Owner Occupied	79	—	79
Residential Junior Liens	—	—	—
Commercial - Owner Occupied	16	—	16
Commercial - Non-Owner Occupied & Multifamily	3,656	—	3,656
Commercial and industrial loans:
SBA PPP loans	—	—	—
Other commercial and industrial loans	—	312	312
Marine loans	—	430	430
Consumer loans	—	—	—
Overdrafts	—	—	—
Other loans	—	—	—
	$4,940	$742	$5,682

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2023.

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

Credit quality information by class at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023
	Term Loan Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$26,098	$23,622	$6,921	$5,418	$2,423	$3,682	$7,532	$—	$75,696
Special Mention	—	1,179	985	—	1,048	821	—	—	4,033
Classified	—	—	—	147	—	136	—	—	283
Total	$26,098	$24,801	$7,906	$5,565	$3,471	$4,639	$7,532	$—	$80,012
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$44,654	$—	$44,654
Special Mention	—	—	—	—	—	—	49	—	49
Classified	—	—	—	—	—	—	16	—	16
Total	$—	$—	$—	$—	$—	$—	$44,719	$—	$44,719
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$16,530	$26,717	$32,126	$11,375	$4,754	$24,517	$—	$—	$116,019
Special Mention	—	1,670	233	626	—	907	—	—	3,436
Classified	—	—	1,092	—	—	—	—	—	1,092
Total	$16,530	$28,387	$33,451	$12,001	$4,754	$25,424	$—	$—	$120,547
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$43,193	$31,810	$24,017	$36,231	$4,040	$22,299	$—	$—	$161,590
Special Mention	—	—	—	—	—	472	—	—	472
Classified	—	—	—	—	—	857	—	—	857
Total	$43,193	$31,810	$24,017	$36,231	$4,040	$23,628	$—	$—	$162,919
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$1,766	$2,969	$3,499	$1,515	$653	$1,844	$—	$—	$12,246
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	38	—	—	38
Total	$1,766	$2,969	$3,499	$1,515	$653	$1,882	$—	$—	$12,284
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$26,226	$68,359	$42,515	$26,101	$16,245	$51,463	$2,670	$—	$233,579
Special Mention	—	1,882	67	2,161	1,087	1,422	—	—	6,619
Classified	—	—	3,362	501	—	27	—	—	3,890
Total	$26,226	$70,241	$45,944	$28,763	$17,332	$52,912	$2,670	$—	$244,088
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Non-Owner Occupied & Multifamily
Pass	$52,459	$93,832	$66,232	$74,303	$17,044	$44,118	$1,196	$—	$349,184
Special Mention	—	—	2,282	—	—	—	—	—	2,282
Classified	—	—	—	2,368	—	1,288	—	—	3,656
Total	$52,459	$93,832	$68,514	$76,671	$17,044	$45,406	$1,196	$—	$355,122
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$57	$—	$—	$—	$—	$—	$57
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$57	$—	$—	$—	$—	$—	$57
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$13,637	$28,991	$9,264	$2,182	$2,870	$4,130	$31,256	$—	$92,330
Special Mention	1,529	—	—	—	1	10	2,636	—	4,176
Classified	231	81	—	3	—	—	9	—	324
Total	$15,397	$29,072	$9,264	$2,185	$2,871	$4,140	$33,901	$—	$96,830
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Marine loans
Pass	$90,224	$132,659	$36,594	$674	$—	$—	$—	$—	$260,151
Special Mention	—	—	—	—	—	—	—	—	—
Classified	367	—	—	—	—	—	—	—	367
Total	$90,591	$132,659	$36,594	$674	$—	$—	$—	$—	$260,518
Current period gross charge-offs	$—	$126	$—	$—	$—	$—	$—	$—	$126
Consumer loans
Pass	$2,542	$14,375	$6,416	$9,032	$1,810	$37	$8,326	$—	$42,538
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$2,542	$14,375	$6,416	$9,032	$1,810	$37	$8,326	$—	$42,538
Current period gross charge-offs	$—	$3	$—	$—	$—	$—	$35	$—	$38
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	207	—	—	—	—	—	—	—	207
Total	$207	$—	$—	$—	$—	$—	$—	$—	$207
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$150	$—	$150
Other loans
Pass	$72	$10,173	$30	$9	$—	$2,685	$120	$—	$13,089
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$72	$10,173	$30	$9	$—	$2,685	$120	$—	$13,089
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category

Pass	$272,747	$433,507	$227,671	$166,840	$49,839	$154,775	$95,754	$—	$1,401,133
Special Mention	1,529	4,731	3,567	2,787	2,136	3,632	2,685	—	21,067
Classified	805	81	4,454	3,019	—	2,346	25	—	10,730
Total	$275,081	$438,319	$235,692	$172,646	$51,975	$160,753	$98,464	$—	$1,432,930
Total current period gross charge-offs	$—	$129	$—	$—	$—	$—	$185	$—	$314

	As of
	December 31, 2022
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$247,061	$526	$72	$—	$—	$247,659
Commercial Real Estate:
Owner Occupied	212,074	20,020	21	—	—	232,115
Non-owner occupied	257,625	16,189	1,706	—	—	275,520
Construction and Farm land:
Residential	11,235	—	21	—	—	11,256
Commercial	69,427	153	8,815	—	—	78,395
Residential:
Equity Lines	43,124	310	154	—	—	43,588
Single family	251,247	5,972	951	—	—	258,170
Multifamily	39,806	—	—	—	—	39,806
All other loans	12,721	—	—	—	—	12,721
Total	$1,144,320	$43,170	$11,740	$—	$—	$1,199,230

	Performing	Nonperforming
Consumer Credit Exposure by Payment Activity	$116,908	$202

NOTE 6. Restructurings for Borrowers Experiencing Financial Difficulty

The Company adopted the amendments in ASU 2022-02, which eliminated accounting guidance on TDR loans for creditors and requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty that we made on or after January 1, 2023.

The following table presents the amortized cost of loans that were modified during the nine months ended September 30, 2023 by loan portfolio segment:

	September 30, 2023
	(in thousands)
	Term Extension	Total	% of Total Class of Loans
Mortgage real estate loans:
Residential First Lien - Owner Occupied	$355	$355	0.22%
Total	$355	$355

None of the loans that were modified defaulted during the nine months ended September 30, 2023 and the loans remain current with contractual payments as of September 30, 2023. The financial effects of the term extensions during the period added a weighted average of 1.0 years to the life of loans which reduced the payment amounts for the borrowers.

There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended September 30, 2023.

Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulting in granting a concession to a borrower experiencing financial difficulties as a TDR.

During the three and nine months ended September 30, 2022, the Company classified five and 11 loans, respectively as troubled debt restructurings.

	Three Months Ended
	September 30, 2022
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer:
Installment	1	$20	$21
Residential:
Single Family	4	894	894
Total	5	$914	$915

	Nine Months Ended
	September 30, 2022
	(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Real Estate:
Owner Occupied	1	$185	$185
Non-Owner Occupied	1	161	161
Construction and Farmland:
Commercial	1	639	639
Consumer:
Installment	1	20	21
Residential:
Single family	7	1,433	1,451
Total	11	$2,438	$2,457

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

NOTE 7. Deposits

The composition of deposits at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Noninterest bearing demand deposits	$430,910	$478,750
Savings and interest bearing demand deposits:
NOW accounts	$188,330	$167,197
Money market accounts	325,712	220,498
Regular savings accounts	142,069	239,736
	$656,111	$627,431
Time deposits:
Balances of less than $250,000	$265,856	$87,531
Balances of $250,000 and more	145,503	70,363
	$411,359	$157,894
	$1,498,380	$1,264,075

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

The following tables present information about the Company’s leases:

(dollars in thousands)
	September 30, 2023	December 31, 2022
Lease liabilities	$4,736	$4,978
Right-of-use assets	$4,482	$4,766
Weighted average remaining lease term	14 years	14 years
Weighted average discount rate	3.08%	3.04%

	Three Months Ended		Nine Months Ended
Lease Cost	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$132	$132	$396	$396
Short-term lease cost	4	3	11	11
Total lease cost	$136	$135	$407	$407

Cash paid for amounts included in the measurement of lease liabilities	$118	$116	$354	$348

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	September 30, 2023
Twelve months ending September 30, 2024	$478
Twelve months ending September 30, 2025	497
Twelve months ending September 30, 2026	428
Twelve months ending September 30, 2027	390
Twelve months ending September 30, 2028	394
Thereafter	3,853
Total undiscounted cash flows	$6,040
Discount	(1,304)
Lease liabilities	$4,736

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

		Fair Value Measurements at
		September 30, 2023
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$8,248	$—	$8,248	$—
Mortgage-backed securities	115,590	—	115,590	—
Obligations of states and political subdivisions	6,168	—	6,168	—
Subordinated debt	3,970	—	3,970	—
Derivative:
Interest rate swaps	1,828	—	1,828	—
Total assets at fair value	$135,804	$—	$135,804	$—
Liabilities:
Interest rate swaps	$1,828	$—	$1,828	$—
Total liabilities at fair value	$1,828	$—	$1,828	$—

		Fair Value Measurements at
		December 31, 2022

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$9,135	$—	$9,135	$—
Mortgage-backed securities	129,153	—	129,153	—
Obligations of states and political subdivisions	6,607	—	6,607	—
Subordinated debt	4,261	—	4,261	—
Derivative:
Interest rate swap	1,017	—	1,017	—
Total assets at fair value	$150,173	$—	$150,173	$—
Liabilities:
Interest rate swap	1,017	—	1,017	—
Total liabilities at fair value	$1,017	$—	$1,017	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three and nine months ended September 30, 2023 and the year ended December 31, 2022.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. There were no individually evaluated collateral dependent loans recorded at fair value at September 30, 2023 or December 31, 2022.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at September 30, 2023 and had a balance of $108 thousand in other real estate owned at December 31, 2022.

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

The carrying value and fair value of the Company’s financial instruments at September 30, 2023 and December 31, 2022 were as follows:

	Fair Value Measurements at
	September 30, 2023
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)	September 30, 2023
	(in thousands)
Financial assets:
Cash and short-term investments	$142,038	$142,038	$—	$—	$142,038
Securities	133,976	—	133,976	—	133,976
Restricted Investments	8,583	—	8,583	—	8,583
Loans held for sale	3,564		3,564	—	3,564
Loans, net	1,426,412	—	—	1,356,742	1,356,742
Bank owned life insurance	24,404	—	24,404	—	24,404
Accrued interest receivable	4,794	—	4,794	—	4,794
Interest rate swaps	1,828	—	1,828	—	1,828
Financial liabilities:
Deposits	$1,498,380	$—	$1,495,212	$—	$1,495,212
Federal Home Loan Bank advances, long-term	145,000	—	144,125	—	144,125
Subordinated debt, net of unamortized issuance costs	29,428	—	25,602	—	25,602
Accrued interest payable	1,970	—	1,970	—	1,970
Interest rate swaps	1,828	—	1,828	—	1,828

	Fair Value Measurements at
	December 31, 2022
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
	(in thousands)
Financial assets:
Cash and short-term investments	$66,894	$66,894	$—	$—	$66,894
Securities	149,156	—	149,156	—	149,156
Restricted Investments	9,233	—	9,233	—	9,233
Loans held for sale	153		153	—	153
Loans, net	1,312,565	—	—	1,260,149	1,260,149
Bank owned life insurance	23,862	—	23,862	—	23,862
Accrued interest receivable	3,902	—	3,902	—	3,902
Interest rate swap	1,017	—	1,017	—	1,017
Financial liabilities:
Deposits	$1,264,075	$—	$1,262,859	$—	$1,262,859
Federal funds purchased	32,980	—	32,980	—	32,980
Federal Home Loan Bank advances, short-term	175,000	—	174,705	—	174,705
Subordinated debt, net of unamortized issuance costs	29,377	—	26,101	—	26,101
Accrued interest payable	926	—	926	—	926
Interest rate swap	1,017	—	1,017	—	1,017

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following table for the periods indicated:

	Three Months Ended
	September 30,
	2023			2022
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
July 1	$(19,430)	$14	$(19,416)	$(16,775)	$19	$(16,756)
Other comprehensive (loss) before reclassifications	(5,237)	—	(5,237)	(6,401)	—	(6,401)
Reclassifications	—	—	—	737	—	737
Tax effect of current period changes	1,100	—	1,100	1,189	—	1,189
Current period changes net of taxes	(4,137)	—	(4,137)	(4,475)	—	(4,475)
September 30	$(23,567)	$14	$(23,553)	$(21,250)	$19	$(21,231)

	Nine Months Ended
	September 30,
	2023			2022
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(20,465)	$19	$(20,446)	$(174)	$19	$(155)
Other comprehensive income (loss) before reclassifications	(3,927)	(8)	(3,935)	(27,416)	—	(27,416)
Reclassifications	—	—	—	737	—	737
Tax effect of current period changes	825	3	828	5,603	—	5,603
Current period changes net of taxes	(3,102)	(5)	(3,107)	(21,076)	—	(21,076)
September 30	$(23,567)	$14	$(23,553)	$(21,250)	$19	$(21,231)

For the three and nine months ended September 30, 2023 there were no reclassifications out of accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2022, $(737) thousand was reclassified out of accumulated other comprehensive income (loss) and appeared as loss on sale of securities in the Consolidated Statements of Income. For the three and nine months ended September 30, 2022, the tax related to these reclassifications was $155 thousand, which is included in income tax expense in the Consolidated Statements of Income.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (“OREO”) activity for the nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022:

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

There were no consumer mortgage collateralized by residential real estate in the process of foreclosure at September 30, 2023 and December 31, 2022.

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

At September 30, 2023 and December 31, 2022, the balance of the investment for qualified affordable housing projects was $2.1 million and $2.3 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled zero at both September 30, 2023 and December 31, 2022.

During each of the three months ended September 30, 2023 and September 30, 2022, the Company recognized amortization expense of $54 thousand and $82 thousand, respectively. The Company recognized amortization expenses of $211 thousand and $196 thousand for the nine months ended September 30, 2023 and 2022, respectively. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2023 are $355 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the nine months ended September 30, 2023 and 2022, were $268 thousand and $269 thousand, respectively.

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

In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)". This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

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

The Company plans on using the net proceeds of the Notes offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $572 thousand at September 30, 2023.

The Company had $145.0 million in total borrowings with the FHLB at September 30, 2023, with zero being short-term borrowings and $145.0 million being long-term borrowings. The interest rates on the long-term borrowings with the FHLB ranged from 4.43% to 4.83%, with a weighted average rate of 4.65%. Of the long-term FHLB borrowings, $50.0 million is due in 2024, $55.0 million is due in 2025 and $40.0 million is due in 2026. The Company had $175.0 million in short-term outstanding borrowings with the FHLB at December 31, 2022. The Company had a $80.6 million irrevocable letter of credit at September 30, 2023 with the FHLB to secure public deposits.

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

The following table summarize key elements of the Company's derivative instruments at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$41,284	$1,781	$47
Matched interest rate swaps with counterparty	41,284	47	1,781

	December 31, 2022
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$23,141	$1,017	$—
Matched interest rate swaps with counterparty	23,141	—	1,017

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

On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million, its rights to service loans that had been sold to secondary market investors prior to the date of sale (valued at $595.4 thousand on balance sheet prior to sale), and other assets that were not individually significant. The Company received total consideration, net of selling expenses, of $53.5 million and recognized a gain of $463 thousand. The assets sold as well as their related revenues and contribution to earnings did not constitute a significant portion of the Company's assets or operating results for the year-to-date period ending September 30, 2023. Subsequent to the sale of these assets, the Company retained ownership of its marine vessel retail loans which continue to constitute a significant portion of the Company's assets, revenues, and earnings. The Company expects to cease accepting new marine lending business and hold the retained outstanding loans until they are ultimately repaid.

Financial information of the parent company and the Bank of Clarke Wealth Management Division is included in the "All Other" category. The parent company's revenue and expenses are comprised primarily of interest expense associated with subordinated debt. The wealth management division's net revenues are comprised primarily of income from offering wealth management services and insurance products through third-party service providers.

The following table provides income and asset information as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and September 30, 2022, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income. The results by business segment are based on management’s accounting process, which assigns income statement items and assets to each operating segment. Given the Company's reportable segments are contained within the Bank, management must make certain allocations of expenses, which may not be representative of the costs expected to be incurred if the specific business segments operated as stand-alone entities. Subsequent to the third quarter of 2023 and going forward, the Company expects it will continue to evaluate its business segments and internal reporting structure, including the production of discrete financial information to the chief operating decision-maker.

	Three Months Ended
	September 30, 2023
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$17,779	$4,412	$—	$—	$22,191
Interest Expense	7,563	1,358	354	—	9,275
Net Interest Income (Expense)	10,216	3,054	(354)	—	12,916
Gain on sales of loans	253	12	—	—	265
Other noninterest income	1,741	1,013	1,190	—	3,944
Net Revenue	12,210	4,079	836	—	17,125
Provision for credit losses	453	(237)	—	—	216
Noninterest expense	11,131	2,285	717	—	14,133
Income before taxes	626	2,031	119	—	2,776
Income tax expense	2	427	28	—	457
Net Income	$624	$1,604	$91	$—	$2,319

Other data:
Capital expenditures	$1,120	$—	$—	$—	$1,120
Depreciation and amortization	715	32	48	—	795

	Three Months Ended
	September 30, 2022
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$12,449	$1,917	$—	$—	$14,366
Interest Expense	1,042	88	337	—	1,467
Net Interest Income (Expense)	11,407	1,829	(337)	—	12,899
Gain on sales of loans	216	352	—	—	568
Other noninterest income	1,476	25	1,095	—	2,596
Net Revenue	13,099	2,206	758	—	16,063
Provision for credit losses	(202)	202	—	—	—
Noninterest expense	9,243	1,155	660	—	11,058
Income before taxes	4,058	849	98	—	5,005
Income tax expense	724	178	21	—	923
Net Income	$3,334	$671	$77	$—	$4,082

Other data:
Capital expenditures	$—	$162	$—	$—	$162
Depreciation and amortization	699	64	49	—	812

	Nine Months Ended
	September 30, 2023
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$49,479	$11,634	$—	$—	$61,113
Interest Expense	18,015	4,033	1,063	—	23,111
Net Interest Income (Expense)	31,464	7,601	(1,063)	—	38,002
Gain on sales of loans	589	324	—	—	913
Other noninterest income	5,462	1,106	3,611	—	10,179
Net Revenue	37,515	9,031	2,548	—	49,094
Provision for credit losses	1,405	(122)	—	—	1,283
Noninterest expense	32,247	4,925	2,302	—	39,474
Income before taxes	3,863	4,228	246	—	8,337
Income tax expense	435	888	52	—	1,375
Net Income	$3,428	$3,340	$194	$—	$6,962

Other data:
Capital expenditures	$1,091	$36	$—	$—	$1,127
Depreciation and amortization	989	224	145	—	1,358

	Nine Months Ended
	September 30, 2022
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$33,906	$4,616	$—	$—	$38,522
Interest Expense	1,713	177	675	—	2,565
Net Interest Income (Expense)	32,193	4,439	(675)	—	35,957
Gain on sales of loans	468	1,076	—	—	1,544
Other noninterest income	5,575	60	3,077	—	8,712
Net Revenue	38,236	5,575	2,402	—	46,213
Provision for credit losses	388	512	—	—	900
Noninterest expense	26,800	2,442	2,267	—	31,509
Income before taxes	11,048	2,621	135	—	13,804
Income tax expense	1,902	550	28	—	2,480
Net Income	$9,146	$2,071	$107	$—	$11,324

Other data:
Capital expenditures	$307	$170	$16	$—	$493
Depreciation and amortization	974	157	128	—	1,259

	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
Total assets at September 30, 2023	$1,530,922	$268,704	$1,844	$—	$1,801,470
Total assets at December 31, 2022	$1,377,461	$237,595	$1,661	$—	$1,616,717

NOTE 17. Employee Stock Ownership Plan

During the second quarter, the Company’s employee stock ownership plan was terminated. As part of the termination process, which is ongoing, and as required by applicable law, participants have been offered the opportunity to direct the Company to repurchase of shares of Company stock distributed from the plan. Through September 30, 2023, 3,772 shares were repurchased and retired and 82,606 shares moved to participant accounts.

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At September 30, 2023, the Company had total assets of $1.80 billion, net loans of $1.43 billion, total deposits of $1.50 billion, and shareholders’ equity of $101.2 million. The Company’s net income was $7.0 million for the nine months ended September 30, 2023.

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

Marine Lending

Through August 22, 2023, the Bank’s marine lending unit included originated retail loans, classified as commercial and industrial loans or consumer loans, depending on the borrower, and dealer floor plan loans, classified as commercial and industrial loans. The Company’s relationships were limited to well established dealers of global premium brand manufacturers with the top three manufacturer customers in business between 30 and 100 years. Retail loans were generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow. See additional discussion under the heading "Business Segments" in Item 2 as well as Note 16 of the financial statements.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2023 was $7.0 million, a decrease of 38.52% or $4.4 million when compared to the same period in 2022. Net income for the three months ended September 30, 2023 was $2.3 million, a decrease of 43.19% or $1.8 million when compared to the same period in 2022. Earnings per share, basic and diluted were $1.98 and $3.25 for the nine months ended September 30, 2023 and 2022, respectively. Earnings per share, basic and diluted were $0.66 and $1.17 for the three months ended September 30, 2023 and 2022, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2023 and 2022 was 0.54% and 1.09%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2023 and 2022 was 8.96% and 14.63%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $38.0 million and $36.0 million for the nine months ended September 30, 2023 and 2022, respectively, which represents an increase of $2.0 million or 5.69%. Net interest income was $12.9 million for the three months ended September 30, 2023 and 2022, increasing $17 thousand. Net interest income increased due to the increase in the average balance of the loan portfolio along with the rising interest rate environment. Average interest earning assets increased $356.1 million or 27.15% when comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2023 while the average yield on earning assets increased by 97 basis points over that same period.

Total interest income was $61.1 million and $38.5 million for the nine months ended September 30, 2023 and 2022, respectively, which represents an increase of $22.6 million or 58.64%. Total interest income was $22.2 million and $14.4 million for the three months ended September 30, 2023 and 2022, respectively, which represents an increase of $7.8 million or 54.47%. The increase in interest income was driven by an increase in the average balance of the loan portfolio along with the rising interest rate environment. Total interest expense was $23.1 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively, which represents an increase of $20.5 million or 801.01%. Total interest expense was $9.3 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively, which represents an increase of $7.8 million or 532.24% . The current rising interest rate environment, along with the growth of higher-paying deposit accounts, have been the main drivers for the increase interest expense. The increase in interest expense can also be attributed to the 2022 subordinated debt issuance, currently paying a 4.50% fixed rate issued, on March 31, 2022 and the increased usage of Federal Home Loan Bank advances during 2023, with fixed rates ranging from 4.20% to 5.47%. The average balance of Federal Home Loan Bank advances was $168.3 million with an average rate of 4.77% during the nine months ended September 30, 2023, compared to an average balance of $22.5 million with an average rate of 2.40% during the same nine month period in 2022. At September 30, 2023, $145.0 million advances were outstanding, maturing from October 2024 through March 2026.

The net interest margin was 3.05% and 3.68% for the nine months ended September 30, 2023 and 2022, respectively. The net interest margin was 2.93% and 3.72% for the three months ended September 30, 2023 and 2022, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2023 and 2022.

Net interest margin may experience some decline due to additional deposit pricing pressure as interest rates continue to increase and increased competition for new deposits is experienced. These combined factors may also result in the Company having to borrow additional wholesale funding to fund asset growth which is more expensive than deposits.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	September 30, 2023			September 30, 2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$148,549	$928	2.48%	$172,848	$873	2.00%
Tax-Exempt (1)	490	4	4.10%	8,745	75	3.38%
Total Securities	$149,039	$932	2.48%	$181,593	$948	2.07%
Loans:
Taxable	1,458,347	20,077	5.46%	1,160,966	13,222	4.52%
Non-accrual	3,639	—	—%	2,038	—	—%
Tax-Exempt (1)	10,403	129	4.94%	7,649	76	3.94%
Total Loans	$1,472,389	$20,206	5.44%	$1,170,653	$13,298	4.51%
Federal funds sold and interest-bearing deposits in other banks	132,432	1,081	3.24%	27,817	152	2.17%
Total earning assets	$1,753,860	$22,219	5.03%	$1,380,063	$14,398	4.14%
Allowance for loan losses	(14,642)			(10,218)
Total non-earning assets	52,307			90,501
Total assets	$1,791,525			$1,460,346

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$241,033	$1,354	2.23%	$178,669	$170	0.38%
Money market accounts	260,692	1,260	1.92%	276,851	283	0.41%
Savings accounts	145,673	44	0.12%	183,774	35	0.08%
Time deposits:
$250,000 and more	137,487	1,543	4.45%	57,901	144	0.98%
Less than $250,000	257,257	2,777	4.28%	59,979	82	0.54%
Total interest-bearing deposits	$1,042,142	$6,978	2.66%	$757,174	$714	0.37%
Federal funds purchased	—	—	—%	1,949	11	2.27%
Federal Home Loan Bank advances	162,935	1,943	4.73%	66,848	404	2.40%
Subordinated debt	29,416	354	4.78%	29,349	338	4.56%
Total interest-bearing liabilities	$1,234,493	$9,275	2.98%	$855,320	$1,467	0.68%
Noninterest-bearing liabilities:
Demand deposits	434,807			487,761
Other Liabilities	18,505			14,462
Total liabilities	$1,687,805			$1,357,543
Shareholders' equity	103,720			102,803
Total liabilities and shareholders' equity	$1,791,525			$1,460,346
Net interest income		$12,944			$12,931

Net interest spread			2.05%			3.46%
Interest expense as a percent of average earning assets			2.10%			0.42%
Net interest margin			2.93%			3.72%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Annualized.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	September 30, 2023			September 30, 2022
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$153,627	$2,736	2.38%	$178,821	$2,526	1.89%
Tax-Exempt (1)	515	15	4.13%	10,924	274	3.36%
Total Securities	$154,142	$2,751	2.39%	$189,745	$2,800	1.97%
Loans:
Taxable	1,413,520	55,812	5.28%	1,079,773	35,465	4.39%
Non-accrual	2,786	—	—%	2,363	—	—%
Tax-Exempt (1)	9,938	364	4.90%	4,384	127	3.88%
Total Loans	$1,426,244	$56,176	5.27%	$1,086,520	$35,592	4.38%
Federal funds sold and Interest-bearing deposits in other banks	87,470	2,265	3.46%	35,476	214	0.81%
Total earning assets	$1,667,856	$61,192	4.91%	$1,311,741	$38,606	3.94%
Allowance for loan losses	(14,094)			(9,580)
Total non-earning assets	74,464			88,664
Total assets	$1,728,226			$1,390,825

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$239,232	$3,656	2.04%	$172,716	$345	0.27%
Money market accounts	257,645	3,193	1.66%	267,451	577	0.29%
Savings accounts	155,301	143	0.12%	180,432	90	0.07%
Time deposits:
$250,000 and more	105,275	2,998	3.81%	62,263	264	0.57%
Less than $250,000	203,611	5,982	3.93%	58,698	191	0.44%
Total interest-bearing deposits	$961,064	$15,972	2.22%	$741,560	$1,467	0.26%
Federal funds purchased	3,745	70	2.50%	1,616	19	1.58%
Federal Home Loan Bank advances	168,242	6,006	4.77%	22,527	404	2.40%
Subordinated debt	29,400	1,063	4.83%	19,776	675	4.56%
Total interest-bearing liabilities	$1,162,451	$23,111	2.66%	$785,479	$2,565	0.44%
Noninterest-bearing liabilities:
Demand deposits	445,833			479,464
Other Liabilities	16,108			20,866
Total liabilities	$1,624,392			$1,285,809
Shareholders' equity	103,834			105,016
Total liabilities and shareholders' equity	$1,728,226			$1,390,825
Net interest income		$38,081			$36,041

Net interest spread			2.25%			3.50%
Interest expense as a percent of average earning assets			1.85%			0.26%
Net interest margin			3.05%			3.68%
(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$20,179	$13,282	$56,100	$35,565
Interest Income - Securities and Other Interest-Earnings Assets	2,012	1,084	5,013	2,957
Interest Expense - Deposits	6,978	714	15,972	1,467
Interest Expense - Other Borrowings	2,297	753	7,139	1,098
Total Net Interest Income	$12,916	$12,899	$38,002	$35,957
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$27	$16	$76	$26
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	1	16	3	58
Total Tax Benefit on Tax-Exempt Interest Income	$28	$32	$79	$84
Tax-Equivalent Net Interest Income	$12,944	$12,931	$38,081	$36,041

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased from 3.94% to 4.91% for the nine months ended September 30, 2022 compared to the same nine month period in 2023. For those same time periods, the tax-equivalent yield on securities increased 42 basis points. The tax equivalent yield on loans increased 89 basis points from 4.38% for the nine months ended September 30, 2022 to 5.27% for the same time period in 2023. The increase in the tax-equivalent yield on earning assets for the nine months ended September 30, 2023 resulted mostly from the increase in the tax-equivalent yield on loans. The increase in the yield on loans as compared to the corresponding period in 2022 was primarily due to the current rising interest rate environment.

The average rate on interest bearing liabilities increased from 0.44% to 2.66% for the nine months ended September 30, 2022 compared to the same nine month period in 2023, respectively. The average rate on interest bearing deposits increased 196 basis points during the period. The current rising interest rate environment, along with the growth of higher-cost deposit accounts, have been the main drivers for the increased in the average rate on interest bearing deposits. The cost of interest bearing liabilities was also higher 2023 due to increased utilization of Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances was $168.2 million with an average rate of 4.77% during the nine months ended September 30, 2023, compared to an average balance of $22.5 million with an average rate of 2.40% during the same nine month period in 2022. At September 30, 2023, $145.0 million advances were outstanding, maturing from October 2024 through March 2026 with varying fixed rates ranging from of 4.43% to 4.83%.

Provision for Credit Losses

The provision for credit losses is based upon management’s estimate of the amount required to maintain an adequate allowance for credit losses as discussed within the Critical Accounting Policies section above and in Note 1 of our interim financial information. The Company's provision for credit losses in 2023 consisted of changes in the allowance for credit losses on loans and the reserve for unfunded loan commitments. The allowance for credit losses on loans represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for credit losses on loans is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of expected losses within the loan portfolio. The provision for credit losses for the nine months ended September 30, 2023 and 2022 was $1.3 million and $900 thousand, respectively. The provision for loan losses for the three months ended September 30, 2023 and 2022 was $216 thousand and $0, respectively. The provision for credit losses for the three and nine months ended September 30, 2023 resulted mostly from growth in residential and commercial real estate loan portfolios. There was no provision recorded in the third quarter of 2022 due to the large amount of recoveries recognized during the period, mainly from two loan relationships.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2023 and 2022 was $11.1 million and $10.3 million, respectively and for the three months ended September 30, 2023 and 2022 was $4.2 million and $3.2 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and nine months ended September 30, 2023 and 2022, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Wealth management fees	$1,190	$1,094	$96	9%	$3,611	$3,077	$534	17%
Service charges on deposit accounts	460	432	28	6%	1,343	1,195	148	12%
Other service charges and fees	1,252	1,061	191	18%	3,434	2,999	435	15%
(Loss) gain on sale of securities	—	(737)	737	NM	—	(737)	737	NM
Gain on the sale of marine finance assets	463	—	463	NM	463	—	463	NM
Gain (loss) on disposal of bank premises and equipment	7	8	(1)	(13)%	14	(3)	17	NM
Gain on sale of loans	265	568	(303)	(53)%	913	1,544	(631)	(41)%
Bank owned life insurance income	184	138	46	33%	542	495	47	9%
Other operating income	388	600	(212)	(35)%	772	1,686	(914)	(54)%
Total noninterest income	$4,209	$3,164	$1,045	33%	$11,092	$10,256	$836	8%

NM - Not Meaningful

Wealth management fee income increased from 2023 to 2022. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Total assets under management have seen an increase during the three and nine months ended September 30, 2023 when compared to the three and nine months ended September 30, 2022 as a result of new business efforts. Fee increases and one-time fees for estates and other services have also contributed to the year over year increases in revenue.

Service charges on deposit accounts increased during the three and nine months ended September 30, 2023 when compared to the same periods in 2022. This increase is mainly due to increases in overdraft charges. Overdraft charges can fluctuate based on changes in customer activity.

Other service charges and fees increased during the three and nine months ended September 30, 2023 when compared to the same periods in 2022. This increase can be attributed to increased ATM fee income. ATM fee income can fluctuate based on ATM usage by non-customers.

Gain on the sale of marine finance business was $463 thousand for the three and nine months ended September 30, 2023. On August 23, 2023, the Company completed the sale of certain marine finance division assets. Refer to additional discussion under the heading "Marine Lending" in Item 2 and Note 16 of the financial statements.

Gain on sale of loans decreased during the three and nine months ended September 30, 2023 when compared to the same periods in 2022. During the first three quarters of 2023, the Company sold $21.1 million in mortgage loans on the secondary market, $49.1 million of loans from the commercial and consumer loan portfolios and $3.1 million of SBA commercial loans. These loan sales resulted in gains of $265 thousand and $913 thousand during the three and nine months ended September 30, 2023, respectively. During the first three quarters of 2022, the Company sold $11.5 million in mortgage loans on the secondary market and $97.8 million of marine loans from the commercial and consumer loan portfolios. These loan sales resulted in gains of $568 thousand and $1.5 million during the three and nine months ended September 30, 2022, respectively.

Other operating income decreased for the three and nine months ended September 30, 2023 when compared to the same periods in 2022. This decrease can be mainly attributed to cash distributions received during the nine months of 2022 from investments in Small Business Investment Companies, that were not received during the nine months of 2023. The 2023 year-to-date decrease was also attributable to less loan swap fee income recognized as compared to the same period in 2022. Loan swap agreements with initial notional balances of $20.9 million and $21.2 million were entered into during the nine months ended September 30, 2023 and 2022, respectively. In 2022, the Bank also entered into a loan swap risk participation agreement for $10.0 million.

Noninterest Expenses

Total noninterest expenses increased $8.0 million or 25.28% for the nine months ended September 30, 2023 compared to the same period in 2022. Total noninterest expenses increased $3.1 million or 27.81% for the three months ended September 30, 2023 compared to the same period in 2022. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2023 and 2022, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and employee benefits	$7,598	$6,938	$660	10%	$22,457	$18,873	$3,584	19%
Occupancy expenses	570	528	42	8%	1,621	1,562	59	4%
Equipment expenses	341	299	42	14%	979	814	165	20%
Advertising and marketing expenses	228	181	47	26%	866	438	428	98%
Stationary and supplies	69	34	35	103%	147	135	12	9%
ATM network fees	426	381	45	12%	1,142	977	165	17%
Other real estate owned expense	—	—	—	NM	5	—	5	NM
(Gain) on other real estate owned	—	—	—	NM	(7)	—	(7)	NM
FDIC assessment	495	116	379	327%	1,107	430	677	157%
Computer software expense	396	252	144	57%	987	690	297	43%
Bank franchise tax	340	234	106	45%	916	653	263	40%
Professional fees	497	270	227	84%	1,963	1,610	353	22%
Data processing fees	542	427	115	27%	1,422	1,386	36	3%
Other operating expenses	2,631	1,398	1,233	88%	5,869	3,941	1,928	49%
Total noninterest expenses	$14,133	$11,058	$3,075	28%	$39,474	$31,509	$7,965	25%

NM - Not Meaningful

The Company’s growth has had an impact on noninterest expenses. Total assets have grown by $328.4 million or 22.29% from September 30, 2022 to September 30, 2023. This growth has required investments to be made in the Company’s infrastructure, causing increases in salaries and employee benefits, equipment expenses, advertising and marketing expenses and computer software expense. In addition, increases in asset size and capital levels have impacted the FDIC assessment and bank franchise tax amounts.

Salaries and employee benefits increased during the three and nine months ended September 30, 2023 over 2022. Annual pay increases, newly hired employees, increasing insurance costs and enhanced employee incentive plans have attributed to these increases. The number of full-time equivalent employees has increased from 235 at September 30, 2022 to 245 at September 30, 2023. As part of the sale of the marine finance assets during the third quarter, the Company reduced its workforce associated with the marine lending division as it expects to cease accepting new marine lending business. While this will have a positive impact on salaries and employee benefits expense going forward, there was approximately $1.0 million in additional expenses recognized during the current quarter including a change in control agreement and accelerated deferred compensation expenses.

ATM network fees increased during the three and nine months ended September 30, 2023 over 2022. This is due mainly to fluctuations in customer usage.

An increase in professional fees was noted between the three and nine months ended September 30, 2023 and the same periods in 2022, largely due a significant reimbursement in the third quarter of 2022 of paid legal fees. Excluding this reimbursement, the year over year change would have been minimal.

For the three and nine months ended September 30, 2023 other operating expenses increased over 2022. This increase is due to increased loan related expenses due to a higher volume, increased director fees and employee travel expense for training, marketing and sales meetings.

The efficiency ratio of the Company was 81.08% and 66.99% for the nine months ended September 30, 2023 and 2022, respectively. The efficiency ratio of the Company was 84.71% and 65.73% for the three months ended September 30, 2023 and 2022. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency. For the three and nine months ended September 30, 2023, one-time non-interest expenses of $1.0 million related to the sale of the marine finance business are included. Excluding these expenses, the efficiency ratio for the three and nine months ended September 30, 2023 would have been 78.71% and 79.02%, respectively.

The calculation of the efficiency ratio for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses	$14,133	$11,058	$39,474	$31,509
Less: (Gain) on other real estate owned	—	—	(7)	—
Adjusted noninterest expenses	$14,133	$11,058	$39,481	$31,509

Net interest income	12,916	12,899	38,002	35,957

Noninterest income	4,209	3,164	11,092	10,256
Less: (Loss) gain on sales of securities	—	(737)	—	(737)
Less: Gain on the sale of marine finance assets	463	—	463	—
Less: Gain (loss) on the sale and disposal of premises and equipment	7	8	14	(3)
Adjusted noninterest income	$3,739	$3,893	$10,615	$10,996
Tax equivalent adjustment (1)	28	32	79	84
Total net interest income and noninterest income, adjusted	$16,683	$16,824	$48,696	$47,037

Efficiency ratio	84.71%	65.73%	81.08%	66.99%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $1.4 million and $2.5 million during the nine months ended September 30, 2023 and 2022, respectively. Income tax expense was $457 thousand and $923 thousand during the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was 16.49% and 17.97% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate was 16.46% and 18.44% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by BOLI as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

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

On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million, its rights to service loans that had been sold to secondary market investors prior to the date of sale (valued at $595.4 thousand on balance sheet prior to sale), and other assets that were not individually significant. The Company received total consideration, net of selling expenses, of $53.5 million and recognized a gain of $463 thousand. The assets sold as well as their related revenues and contribution to earnings did not constitute a significant portion of the Company's assets or operating results for the year-to-date period ending September 30, 2023. As part of the sale, the Company reduced its workforce associated with the marine lending division, as it expects to cease accepting new marine lending business. Subsequent to the sale of these assets, the Company retained ownership of approximately $260.5 million of marine vessel retail loans which continue to constitute a significant portion of the Company's assets, revenues, and earnings. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

Financial information for the parent company and the Bank of Clarke Wealth Management Division is included in the "All Other" category. The parent company's operating results are comprised primarily of interest expense associated with subordinated debt. The wealth management division's net revenues are comprised primarily of income from offering wealth management services and insurance products through third-party service providers. Refer to Note 16 for additional information.

The following tables provide income and asset information for the three and nine months ended September 30, 2023 and 2022 and as of September 30, 2023 and December 31, 2022, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income.

	Three Months Ended
	September 30, 2023
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$17,779	$4,412	$—	$—	$22,191
Interest Expense	7,563	1,358	354	—	9,275
Net Interest Income (Expense)	10,216	3,054	(354)	—	12,916
Gain on sales of loans	253	12	—	—	265
Other noninterest income	1,741	1,013	1,190	—	3,944
Net Revenue	12,210	4,079	836	—	17,125
Provision for credit losses	453	(237)	—	—	216
Noninterest expense	11,131	2,285	717	—	14,133
Income before taxes	626	2,031	119	—	2,776
Income tax expense	2	427	28	—	457
Net Income	$624	$1,604	$91	$—	$2,319

Other data:
Capital expenditures	$1,120	$—	$—	$—	$1,120
Depreciation and amortization	715	32	48	—	795

	Three Months Ended
	September 30, 2022
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$12,449	$1,917	$—	$—	$14,366
Interest Expense	1,042	88	337	—	1,467
Net Interest Income (Expense)	11,407	1,829	(337)	—	12,899
Gain on sales of loans	216	352	—	—	568
Other noninterest income	1,476	25	1,095	—	2,596
Net Revenue	13,099	2,206	758	—	16,063
Provision for credit losses	(202)	202	—	—	—
Noninterest expense	9,243	1,155	660	—	11,058
Income before taxes	4,058	849	98	—	5,005
Income tax expense	724	178	21	—	923
Net Income	$3,334	$671	$77	$—	$4,082

Other data:
Capital expenditures	$—	$162	$—	$—	$162
Depreciation and amortization	699	64	49	—	812

	Nine Months Ended
	September 30, 2023
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$49,479	$11,634	$—	$—	$61,113
Interest Expense	18,015	4,033	1,063	—	23,111
Net Interest Income (Expense)	31,464	7,601	(1,063)	—	38,002
Gain on sales of loans	589	324	—	—	913
Other noninterest income	5,462	1,106	3,611	—	10,179
Net Revenue	37,515	9,031	2,548	—	49,094
Provision for credit losses	1,405	(122)	—	—	1,283
Noninterest expense	32,247	4,925	2,302	—	39,474
Income before taxes	3,863	4,228	246	—	8,337
Income tax expense	435	888	52	—	1,375
Net Income	$3,428	$3,340	$194	$—	$6,962

Other data:
Capital expenditures	$1,091	$36	$—	$—	$1,127
Depreciation and amortization	989	224	145	—	1,358

	Nine Months Ended
	September 30, 2022
	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$33,906	$4,616	$—	$—	$38,522
Interest Expense	1,713	177	675	—	2,565
Net Interest Income (Expense)	32,193	4,439	(675)	—	35,957
Gain on sales of loans	468	1,076	—	—	1,544
Other noninterest income	5,575	60	3,077	—	8,712
Net Revenue	38,236	5,575	2,402	—	46,213
Provision for credit losses	388	512	—	—	900
Noninterest expense	26,800	2,442	2,267	—	31,509
Income before taxes	11,048	2,621	135	—	13,804
Income tax expense	1,902	550	28	—	2,480
Net Income	$9,146	$2,071	$107	$—	$11,324

Other data:
Capital expenditures	$307	$170	$16	$—	$493
Depreciation and amortization	974	157	128	—	1,259

	Community Banking	Marine Lending	All Other	Eliminations	Consolidated
Total assets at September 30, 2023	$1,530,922	$268,704	$1,844	$—	$1,801,470
Total assets at December 31, 2022	$1,377,461	$237,595	$1,661	$—	$1,616,717

FINANCIAL CONDITION

Securities

Total securities available for sale were $134.0 million at September 30, 2023, compared to $149.2 million at December 31, 2022. This represents a decrease of $15.2 million or 10.18%. The Company purchased no securities during the nine months ended September 30, 2023. The Company had total maturities, calls, and principal repayments of $11.0 million during the nine months ended September 30, 2023. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2023 and December 31, 2022. The Company had a net unrealized loss on available for sale securities of $29.8 million at September 30, 2023 as compared to a net unrealized loss of $25.9 million at December 31, 2022. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss). The primary cause of the unrealized losses at September 30, 2023 and December 31, 2022 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $1.44 billion and $1.32 billion at September 30, 2023 and December 31, 2022, respectively. This represents an increase of $117.2 million or 8.85% during the nine months ended September 30, 2023. The ratio of gross loans to deposits decreased during the nine months ended September 30, 2023 from 104.72% at December 31, 2022 to 96.17% at September 30, 2023.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, through the normal course of business, $73.4 million in loans were sold. The Company sold $21.1 million in mortgage loans on the secondary market and $52.3 million of loans from the commercial and consumer loan portfolios. These loan sales resulted in net gains of $913 thousand. The growth in loans was largely due to organic loan portfolios growth as the Company expands lending types and markets.

Commercial real estate loans (including multifamily loans) were $599.2 million or 41.82% and $547.4 million or 41.59% of total loans at September 30, 2023 and December 31, 2022, respectively, representing an increase of $51.8 million or 9.46% during the nine months ended September 30, 2023. Commercial real estate loans experienced an increase during the nine months ended September 30, 2023 due largely to the continued growth and expansion of the Bank’s current market area.

Marine loans were $260.5 million or 18.08% and $230.9 million or 17.54% of total loans at September 30, 2023 and December 31, 2022, respectively, representing an increase of $29.6 million or 12.84%. Loan growth, through August 23, 2023 was mainly due to continued growth in the marine lending team and market areas. On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million and reduced its workforce associated with the marine lending division as it expects to cease accepting new marine lending business. Subsequent to the sale of these assets, the Company retained ownership of marine vessel retail loans, which had a balance of $260.5 million as of September 30, 2023. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

Allowance for Credit Losses on Loans

The purpose of, and the methods for, measuring the allowance for credit losses on loans are discussed in the Critical Accounting Policies section above and in note 1 of the interim consolidated financial information. Note 5 to the Consolidated

Financial Statements shows the activity within the allowance for credit losses on loans during the three and nine months ended September 30, 2023 and 2022 and the year ended December 31, 2022. Charged-off loans were $314 thousand and $169 thousand for the nine months ended September 30, 2023 and 2022, respectively. Recoveries were $255 thousand and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. This resulted in net charge-offs of $59 thousand and net recoveries of $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. The annualized ratio of net charge-offs (recoveries) to average loans was 0.01% and (0.13)% for the nine months ended September 30, 2023 and 2022, respectively. The allowance for credit losses on loans as a percentage of loans was 1.01% at September 30, 2023 and 0.85% at December 31, 2022 and 1.00% as of January 1, 2023, the date of adoption for ASC 326. The increase as compared to December 31, 2022 was mainly attributable to the adoption of ASC 326, growth in the loan portfolio and an increase nonaccrual loans.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing as detailed in the table below.

	September 30, 2023	December 31, 2022
Nonaccrual loans	$5,697	$2,162
Loans past due 90 days or more and accruing interest	66	318
Other real estate owned and repossessed assets	304	108
Total nonperforming assets	$6,067	$2,588

Allowance for credit losses on loans	$14,573	$11,218

Gross loans	$1,440,985	$1,323,783

Allowance for credit losses on loans to nonperforming assets	240%	433%

Allowance for credit losses on loans to total loans	1.01%	0.85%

Allowance for credit losses on loans to nonaccrual loans	256%	519%

Nonaccrual loans to total loans	0.40%	0.19%

Non-performing assets to period end loans and other real estate owned	0.42%	0.20%

Nonperforming assets increased by $3.4 million during the nine months ended September 30, 2023. Nonaccrual loans were $5.7 million and $2.2 million at September 30, 2023 and December 31, 2022. There was $304 thousand in OREO and repossessed at September 30, 2023 and $108 thousand at December 31, 2022. There were $66 thousand in loans past due 90 days or more and still accruing at September 30, 2023 and $318 thousand in loans past due 90 days or more and still accruing at December 31, 2022. The percentage of nonperforming assets to loans and OREO was 0.42% at September 30, 2023 and 0.20% at December 31, 2022, respectively.

Total past due loans, as disclosed in note 5 to the Consolidated Financial Statements, increased to $1.4 million at September 30, 2023 compared to $973 thousand at December 31, 2022. The majority of the increase in past due loans was due to a $372 thousand balance in the marine portfolio at September 30, 2023, compared to $0 at December 31, 2022. This increase was due to one loan currently in nonaccrual status and in the process of foreclosure.

During the nine months ended September 30, 2023, two loan relationships totaling $3.5 million were placed on nonaccrual status resulting from payment delinquency. No allowance reserve was required due to being fully collateralized. One relationship includes a $2.4 million loan on a commercial non-owner occupied property, which become delinquent in the third quarter and has since entered into a forbearance agreement. The second relationship consists of residential investor 1-4 family properties and the borrower filed for chapter 11 bankruptcy during 2023. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans.

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

Deposits

Total deposits were $1.50 billion and $1.26 billion at September 30, 2023 and December 31, 2022, respectively. This represents an increase of $234.3 million or 18.54% during the nine months ended September 30, 2023. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2023 and December 31, 2022. Growth in deposits has been divided between core and non-core accounts. Through the third quarter of 2023, approximately $96.9 million or 41.37% of total deposit growth was organic growth as the Company continued to expand and grow into newer market areas. The remaining growth was attributable to brokered deposits and CDs of $250 thousand and greater. As interest rates have risen, the Company has noticed a shift in the mix of deposits away from non-interest bearing deposits and towards time deposits and, to a lesser degree, other interest bearing deposits. Time deposits increased by $253.5 million or 160.53% between December 31, 2022 and September 30, 2023, while non-interest bearing deposits have decreased $47.8 million or 9.99% and savings and interest bearing demand deposits have increased by $28.7 million or 4.57% for the same time period. Time deposits as a percentage of total deposits have increased from 12.49% at December 31, 2022, to 27.45% at September 30, 2023. The increase in time deposits is partially due to $30.0 million in brokered accounts that the Company entered into during the first quarter of 2023. At September 30, 2023, over 75% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2023 was $101.2 million, reflecting a percentage of total assets of 5.62%, as compared to $101.7 million and 6.29% at December 31, 2022. The slight decrease in shareholders’ equity was primarily due to an increase in unrealized losses on the securities available for sale portfolio of $3.9 million or $3.1 million, net of tax and dividends declared of $3.2 million, offsetting net income of $7.0 million earned during the nine months ended September 30, 2023. During the nine months ended September 30, 2023 and 2022, the Company declared dividends of $0.90 and $0.85 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At September 30, 2023, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums.

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio or “CBLR” framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. Under the final rule, an eligible banking organization may opt out and revert to the risk-weighting framework without restriction. As a qualifying community banking organization, the Bank elected to measure its capital adequacy under the CBLR framework. The Bank’s Tier 1 leverage ratio as of September 30, 2023 and December 31, 2022 was 8.40% and 9.19%, respectively. The Bank continues to be classified as "well capitalized" under the CBLR framework as the leverage ratio remains above 8% and the Bank has elected to use the two-quarter grace period provided under the framework. Per the CBLR framework, at the conclusion of the grace period or prior, it is the Bank's intention to either meet all qualifying criteria to remain in the CBLR framework, or to comply with the generally applicable BASEL III capital rules and the associated reporting requirements. Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain a “well capitalized” classification.

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032. See Note 14 to the Consolidated Financial Statements included in this Form 10-Q, for discussion of subordinated debt.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, securities classified as available for sale and loans maturing within one year. At September 30, 2023, liquid assets totaled $367.5 million as compared to $317.1 million at December 31, 2022. These amounts represented 21.61% and 20.93% of total liabilities at September 30, 2023 and December 31, 2022, respectively. The Company generally attempts to minimize liquidity demand by primarily utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2022 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the third quarter of 2023 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 21, 2023. The Program has start date of July 1, 2023 and an expiration date of June 30, 2024.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				150,000
July 1 - July 31, 2023	711	$35.30	711	149,289
August 1 - August 31, 2023	4,200	35.34	4,911	145,089
September 1 - September 30, 2023	30	35.33	4,941	145,059
	4,941	$35.34	4,941	145,059

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

Exhibit No.	Description

10.1

Asset Purchase and Servicing Rights Agreement, by and between Bank of Clarke and Axos Bank, dated as of August 23, 2023 (incorporated by reference to Exhibit 10.1 to Eagle Financial Services, Inc.’s Current Report on Form 8-K filed August 24, 2023).

10.2

Loan Purchase and Sale Agreement, by and between Bank of Clarke and Axos Bank, dated as of August 23, 2023 (exhibits omitted) (incorporated by reference to Exhibit 10.2 to Eagle Financial Services, Inc.’s Current Report on Form 8-K filed August 24, 2023).

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

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of November, 2023.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer