Form 10-K
period 2023-12-31
EAGLE FINANCIAL SERVICES INC
filed 2024-03-29
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2023 was $94,161,812.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 22, 2024 was 3,557,229.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1. Business

General

Eagle Financial Services, Inc. is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke (the “Bank”). The Bank changed its name from Bank of Clarke County to Bank of Clarke in 2022. The Bank is chartered under Virginia law. For purposes of this annual report on Form 10-K, the terms the "Company," "our," "us" and "we" refer to Eagle Financial Services, Inc. and our subsidiaries as a combined entity, unless this report otherwise indicates or the context otherwise requires.

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

The Bank of Clarke is a member in Bankers Title Shenandoah, LLC, which sells title insurance and is an investor in Virginia Bankers Insurance Center, LLC, which serves as the broker for insurance sales through its member banks. Bank of Clarke is also an investor in low-income housing projects in Virginia and building rehabilitation projects in surrounding states. These investments generate tax credits for the Bank.

Employees

The Company, including the Bank, had 92 officers, 142 other full-time and 9 part-time employees (or 241 full-time equivalent employees) at December 31, 2023. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent, receiving a Great Place to Work® certified. designation in the fourth quarter of 2023.

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

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, financial technology firms, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2023 as reported to the FDIC, the Bank has 9.27% of the total deposits in its market area. The Company’s primary deposit market area includes Clarke County, Frederick County, Loudoun County, Fauquier County and the City of Winchester.

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

The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. During 2023, the Company paid total dividends of $4.2 million, including cash dividends that were reinvested in Company stock.

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

In October 2023, the Office of the Comptroller of the Currency ("OCC"), the Federal Reserve System Board and the FDIC finalized comprehensive revisions to their CRA regulations. The objectives in issuing the final rule include strengthening the achievement of the core purpose of the statute, adapting to changes in the banking industry, including the expanded role of mobile and online banking, tailoring performance standards to account for differences in bank size and business models and local conditions, confirming that CRA and fair lending responsibilities are mutually reinforcing, and promoting a consistent regulatory approach that applies to banks regulated by all three agencies. The final rule is expected to go into effect on April 1, 2024, but most provisions of the rule, including the new tests, the need to define retail lending assessment areas, and the data collection requirements, will become applicable on January 1, 2026. Reporting of the collected data will not be required until 2027. In addition to numerous technical revisions, the final rule introduces major changes to the CRA regulations in four key areas: (A) the delineation of assessment areas; (B) the overall evaluation framework and performance standards and metrics; (C) the definition of community development activities; and (D) data collection and reporting. The new evaluation framework is “tailored” based on the size of the bank.

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

In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.

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

At December 31, 2023, loans secured by real estate totaled $1.0 billion and represented 71.5% of the Company’s loan portfolio, net of net deferred loan costs and premiums. If we experience adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to continue to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for loan losses, which could have a material adverse effect on its operating results and financial condition.

An inadequate allowance for credit losses would reduce our earnings.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We maintain an allowance for credit losses on loans based upon many factors, including the following:

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

These determinations are based upon estimates that are inherently subjective, and their accuracy depends on the outcome of future events; therefore, realized losses may differ from current estimates. Changes in economic, operating, and other conditions, including changes in interest rates, which are generally beyond our control, could increase actual loan losses significantly. As a result, actual losses could exceed our current allowance estimate. We cannot provide assurance that our allowance for credit losses is sufficient to cover actual loan losses should such losses differ significantly from the current estimates.

Technology Risks

The Company’s operations may be adversely affected by cybersecurity risks.

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks of the Company and its customers and third-party service providers. The secure processing, maintenance, and use of this information is critical to the Company's operations and business strategy. In addition, the Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan, and other systems. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers. The Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruption in operations, increased expenses, loss of customers and business partners, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

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

In addition, changes in interest rates may negatively affect both the returns on and market value of the Company’s investment securities. During 2022 and early 2023, the FRB increased the federal funds rate 11 times and has held such rates steady since July 2023. Interest rate changes can reduce unrealized gains or increase unrealized losses in its portfolio and thereby negatively impact its accumulated other comprehensive income and equity levels. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on the Company’s net interest income or our results of operations.

The Company relies substantially on deposits obtained from customers in its target markets to provide liquidity and support growth.

The Company requires sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, make payments on its debt obligations as they come due and other cash commitments. The Company’s business strategy is based primarily on access to funding from local customer deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, changes in the liquidity needs of our depositors and general economic conditions that affect savings levels and the amount of liquidity in the economy, including government stimulus efforts in response to economic crises. If market interest rates rise or our competitors raise the rates they pay on deposits, the Company’s funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Either of these factors could reduce the Company’s net interest margin and net interest income and could have a material adverse effect on the Company’s business, financial condition, results of operations, liquidity and cash flows from operations.

Further, if local customer deposits are not sufficient to fund the Company’s normal operations and growth, we may rely on secondary sources of liquidity, such as borrowings from the Federal Home Loan Bank of Atlanta ("FHLB"), and federal funds lines of credit with larger institutions; however, there can be no assurance that these arrangements will be available to us when needed on favorable terms, or at all, or that they will be sufficient to meet future liquidity needs. For example, the Company’s ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral to secure FHLB borrowings. In addition, the availability of these funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, and such perception can change quickly in response to market conditions or circumstances unique to a particular company. The Company also may need to raise funds through the issuance of shares of our debt or equity securities, or the sale of investment securities or loans, as additional sources of liquidity. If the Company is unable to access funding sufficient to support our business operations and growth strategies or are unable to access such funding on attractive terms, the Company may not be able to implement our business strategies or satisfy our obligations.

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

The Company’s branches are located in the counties of Clarke, Frederick, Fauquier, and Loudoun, the towns of Purcellville, Leesburg and Ashburn, and the City of Winchester. The Company also operates loan production offices in the counties of Fairfax (Virginia) as well as Frederick (Maryland). Because our lending is concentrated in these markets, we will be affected by the general economic conditions in these areas. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Although the domestic and global economies have largely recovered from the COVID-19 pandemic, certain consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time. For example, the COVID-19 pandemic could have long-lasting impacts certain industries due to changes in consumer behavior and business practices, including remote work and business travel. Further, the growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes, and the risk of recession. A decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

In addition, financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry. In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there was substantial market disruption and concern that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. While public confidence in the banking system has stabilized, deposit outflows caused by reputational concerns or events affecting the banking industry generally could adversely affect the Company’s liquidity, financial condition, and results of operations.

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

In March 2024, the SEC issued new climate-related disclosure rules, which when effective, will require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements. While the final rule was scaled-down from the original proposal and includes a phase-in period, these rules could impose increased costs.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. To mitigate these risks and protect sensitive customer data, financial transactions, and our information systems, the Company has implemented a comprehensive Information Security Program (“Program”) which is a component of its overarching enterprise risk management program. The Program is achieved through a collaborative effort involving operations, technology, compliance, risk, and senior management. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential cyber threats.

Key components of the risk management program include:

•
A risk assessment process that identifies and prioritizes material risks; defines and evaluates the effectiveness of controls to mitigate the risks; and reports results to executive management and the Board of Directors.
•
Third-party managed detection and response service, which monitors the security of our information systems around-the-clock, including intrusion detection and alerting.
•
A patch management system that safeguards our environment by keeping software up-to-date and resilient against threats.
•
Internal and external penetration testing that is conducted and reviewed either by independent third parties or qualified employees.
•
A third-party risk management program that is designed to ensure our vendors meet our cybersecurity requirements.
•
A training and awareness program that educates employees about cybersecurity risks and how to protect themselves from cyberattacks.
•
An incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident, which is tested at least annually.

Governance and Oversight

The Board of Directors, including its Risk Subcommittee provides oversight of Company cybersecurity risks. The Board of Directors receives periodic reports on cybersecurity threats, awareness training, and key risk indicators related to cybersecurity. Additionally, the Company’s Audit Committee provides oversight as it relates to annual audits related to information technology and cybersecurity. Management promptly reviews results of these audits to initiate necessary remediation, which are then reviewed by the Audit Committee.

The Board of Directors has designated the Security Committee and Incident Response Team with responsibilities related to information security and cybersecurity.

The Security Committee is a management committee with representation from operations, technology, compliance, risk, and senior management. The Security Committee monitors, reviews, and makes necessary changes to the Information Security Program. This Committee provides accountability for policies and procedures and reviews incidents that may affect information security.

The Incident Response Team has overall authority and responsibility for preparing and responding to incidents and consists of various sub-teams including representation from operations, technology, risk, compliance, human resources, and marketing. While key personnel have identified roles, this team ensures appropriate reports, statuses, and decisions are presented to the Executive Management and the Board of Directors.

The Company’s Chief Technology Officer (“CTO”) oversees the Company’s information technology programs and investments. The Company’s CTO has over 30 years of information technology experience. The Company’s Compliance and Security Officer, who oversees the Company’s information security programs, has over 10 years of experience and reports to the Chief Operating Officer. The Compliance and Security Officer is designated as the program coordinator responsible for coordinating and overseeing the Information Security Program.

Material Effects of Cybersecurity Threats

While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including because of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cyber security breaches, and it may not be able to implement effective preventive measures against such security breaches in a timely manner.

For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, refer to Item 1A, Risk Factors of this Form 10-K.

Item 2. Properties

The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2023, Bank of Clarke operated thirteen full-service branches, one loan production office, and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Warrenton, Leesburg, Ashburn and Fairfax. The Bank also operated one loan production office in the Maryland community of Frederick. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” and Note 13 "Leases" in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

As of March 22, 2024, the Company had approximately 868 shareholders of record.

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

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2023

On June 21, 2023, the Corporation renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2024. During 2023, the Company purchased 8,531 shares of its Common Stock under its stock repurchase program at an average price of $35.34.

The following table details the Company's purchases of its common stock during the fourth quarter pursuant to the stock repurchase program discussed above.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
October 1 - October 31, 2023	—	$—	—	145,059
November 1 - November 30, 2023	—	—	—	145,059
December 1 - December 31, 2023	—	—	—	145,059
	—	$—	—	145,059

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank also operates a wealth management division, which provides both a full-service trust department and a separate brokerage area. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2023, the Company had total assets of $1.83 billion, net loans of $1.45 billion, total deposits of $1.51 billion and shareholders’ equity of $108.4 million. The Company’s net income was $9.4 million for the year ended December 31, 2023.

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	As of or for the Years Ended
	December 31,
	2023	2022	2021	2020	2019
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$83,128	$54,686	$42,676	$38,908	$35,454
Interest expense	32,837	5,473	1,677	3,281	4,239
Net interest income	$50,291	$49,213	$40,999	$35,627	$31,215
Provision for credit losses	1,649	1,830	1,483	1,457	629
Net interest income after provision for credit losses	$48,642	$47,383	$39,516	$34,170	$30,586
Noninterest income	14,745	13,345	11,320	8,579	7,759
Net revenue	$63,387	$60,728	$50,836	$42,749	$38,345
Noninterest expenses	52,754	43,057	38,049	29,441	26,776
Income before income taxes	$10,633	$17,671	$12,787	$13,308	$11,569
Applicable income taxes	1,276	3,150	1,766	2,136	1,810
Net Income	$9,357	$14,521	$11,021	$11,172	$9,759

Performance Ratios:
Return on average assets	0.54%	1.02%	0.90%	1.11%	1.18%
Return on average equity	9.05%	14.06%	10.28%	11.03%	10.60%
Shareholders’ equity to assets	5.94%	6.29%	8.46%	9.30%	10.98%
Dividend payout ratio	45.11%	27.58%	34.38%	31.80%	35.21%
Non-performing loans to total loans	0.40%	0.19%	0.28%	0.57%	0.34%
Non-performing assets to total assets	0.34%	0.16%	0.21%	0.47%	0.27%

Share and Per Share Data:
Net income, basic	$2.66	$4.17	$3.20	$3.27	$2.84
Net income, diluted	2.66	4.17	3.20	3.27	2.84
Cash dividends declared	1.20	1.15	1.10	1.04	1.00
Book value	30.78	29.15	31.93	30.86	28.08
Market price	30.00	35.95	34.65	29.50	31.05
Average shares outstanding, basic	3,523,547	3,482,368	3,440,080	3,417,543	3,438,410
Average shares outstanding, diluted	3,523,547	3,482,368	3,440,080	3,417,543	3,438,410

Balance Sheet Data:
Total securities	$147,011	$158,389	$193,370	$166,222	$166,200
Total loans	1,462,686	1,323,783	985,720	836,334	644,760
Total assets	1,825,597	1,616,717	1,303,038	1,130,152	877,320
Total deposits	1,506,322	1,264,075	1,177,235	1,013,087	771,544
Shareholders’ equity	108,379	101,729	110,280	105,074	96,326

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

Marine Lending

Through August 22, 2023, the Bank’s marine lending unit included originated retail loans, classified as commercial and industrial loans or consumer loans, depending on the borrower, and dealer floor plan loans, classified as commercial and industrial loans. The Company’s relationships were limited to well established dealers of global premium brand manufacturers with the top three manufacturer customers in business between 30 and 100 years. Retail loans were generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow. See additional discussion under the heading "Business Segments" as well as Note 27 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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

Allowance for Credit Losses on Loans

The Company establishes the allowance for credit losses through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The measurement of the allowance for credit losses is based in part on forecasts of unemployment, inflation, as well as the consumer price index, and may also consider other factors, which we believe to be indicative of risk factors related to collectability. Management also assesses the risk of credit losses arising from changes in economic conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances; lending policy and procedures; credit administration and lending staff; loan review; concentrations of credit and the value of underlying collateral in determining the recorded balance of the allowance for credit losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2023 Form 10-K, provides additional information concerning the determination of the allowance for credit losses on loans.

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

RESULTS OF OPERATIONS

Net Income

Net income for 2023 was $9.4 million, a decrease of $5.2 million or 35.56% from 2022’s net income of $14.5 million. Basic and diluted earnings per share were $2.66 and $4.17 for 2023 and 2022, respectively.

Return on average assets (“ROA”) measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 0.54% and 1.02% for 2023 and 2022, respectively.

Return on average equity (“ROE”) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 9.05% and 14.06% for 2023 and 2022, respectively.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $50.3 million for 2023 and $49.2 million for 2022, which represents an increase of $1.1 million or 2.19%. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $83.1 million for 2023 and $54.7 million for 2022, which represents an increase of $28.4 million or 52.01% for 2023. Total interest expense was $32.8 million for 2023 and $5.5 million for 2022, which represents an increase of $27.4 million or 499.98% in 2023. The increase in total interest income, total interest expense and net interest income during 2023 was driven by the growth in interest-earning assets, interest-bearing liabilities and the rising interest rate environment. Refer to the table titled “Volume and Rate Analysis” for further detail.

The table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earnings assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2023 and 2022.

The net interest margin was 2.96% for 2023 and 3.68% for 2022. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was the federal statutory rate of 21%. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2023 and 2022.

Net interest income and net interest margin may experience some decline due to additional deposit pricing pressure as interest rates continue to increase or remain at the current level and increased competition for new deposits is experienced. These combined also could result in the Company having to borrow wholesale funding to fund asset growth which is more expensive than deposits.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	Years Ended
	December 31, 2023			December 31, 2022
	Average	Interest Income/	Average	Average	Interest Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Securities:
Taxable	$150,187	$3,663	2.44%	$172,501	$3,401	1.97%
Tax-Exempt (1)	507	21	4.13%	8,305	280	3.37%
Total Securities	$150,694	$3,684	2.45%	$180,806	$3,681	2.04%
Loans: (2)
Taxable	1,418,916	75,127	5.29%	1,121,429	50,509	4.50%
Non-accrual	3,458	—	—%	2,350	—	—%
Tax-Exempt (1)	10,106	497	4.91%	5,671	218	3.85%
Total Loans	$1,432,480	$75,624	5.28%	$1,129,450	$50,727	4.49%
Federal funds sold and interest-bearing deposits in other banks	118,789	3,928	3.31%	32,562	382	1.17%
Total earning assets	$1,701,963	$83,236	4.89%	$1,342,818	$54,790	4.08%
Allowance for loan losses	(14,176)			(9,852)
Total non-earning assets	59,388			93,289
Total assets	$1,747,175			$1,426,255

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$244,277	$5,238	2.14%	$173,843	$663	0.38%
Money market accounts	257,496	4,491	1.74%	270,725	1,155	0.43%
Savings accounts	151,556	185	0.12%	179,709	130	0.07%
Time deposits:
$250,000 and more	116,077	4,756	4.10%	62,757	560	0.89%
Less than $250,000	219,809	8,960	4.08%	62,907	433	0.69%
Total interest-bearing deposits	$989,215	$23,630	2.39%	$749,941	$2,941	0.39%
Federal funds purchased	2,801	70	2.50%	7,882	170	2.16%
Federal Home Loan Bank advances	162,548	7,720	4.75%	39,589	1,295	3.27%
Subordinated debt	29,408	1,417	4.82%	22,193	1,067	4.81%
Total interest-bearing liabilities	$1,183,972	$32,837	2.77%	$819,605	$5,473	0.67%
Noninterest-bearing liabilities:
Demand deposits	442,539			485,061
Other Liabilities	17,328			18,293
Total liabilities	$1,643,839			$1,322,959
Shareholders' equity	103,336			103,296
Total liabilities and shareholders' equity	$1,747,175			$1,426,255
Net interest income		$50,399			$49,317
Net interest spread			2.12%			3.42%
Interest expense as a percent of average earning assets			1.93%			0.41%
Net interest margin			2.96%			3.68%

(1)
Income and yields are reported on a tax-equivalent basis using the federal tax rate of 21%.
(2)
Interest and yields on loans include the amortization/accretion of origination costs/fees as well as any purchase premiums or discounts.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	Twelve Months Ended
	December 31,
	2023	2022
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$75,520	$50,682
Interest Income - Securities and Other Interest-Earnings Assets	7,608	4,004
Interest Expense - Deposits	23,630	2,941
Interest Expense - Other Borrowings	9,207	2,532
Total Net Interest Income	$50,291	$49,213

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$104	$45
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	4	59
Total Tax Benefit on Tax-Exempt Interest Income	$108	$104
Tax-Equivalent Net Interest Income	$50,399	$49,317

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased 81 basis points from 2022 to 2023. The tax-equivalent yield on securities increased 41 basis points from 2022 to 2023. The tax-equivalent yield on loans increased 79 basis points from 2022 to 2023. The increase in the tax-equivalent yield on earning assets resulted mostly from the increase in the tax-equivalent yield on loans. The increase in the tax-equivalent yield on loans as compared to the corresponding period in the prior year was due to a combination of increase of volume of loans and the rising interest rate environment.

The average rate on interest-bearing liabilities increased 210 basis points from 2022 to 2023. The average rate on total interest-bearing deposits increased 200 basis points from 2022 to 2023. The Federal Reserve's interest rate increases beginning early 2022 and continuing into 2023 heightened interest rates paid on deposit accounts. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds also affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely most heavily on non-maturity deposits when possible, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $29.1 million or 4.65% from $624.3 million during 2022 to $653.3 million in 2023. The Company also actively pursued time deposits during 2023 adding $210.2 million, or 28.03%, in average balances, primarily in amounts less than $250,000. These time deposits were obtained through pricing and, to a lesser extent, entering into a $30.0 million brokered account during the first quarter. The cost of total time deposits increased to 4.08% during 2023 from 0.79% during 2022. The cost of interest-bearing liabilities was also higher during 2023 due increased usage of FHLB advances, which had a 148 basis point, or 45.3%, increase in cost combined with a $123.0 million increase in average balance.

The table titled “Volume and Rate Analysis” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income.

Tax-equivalent net interest income increased $1.1 million during 2023. The net increase in tax-equivalent net interest income during 2023 is comprised of an increase due to volume of $6.7 million and a decrease due to rate of $5.6 million. The increase in tax-equivalent net interest income during 2023 was largely affected by the increased volume of taxable loans, as well as increases in rates earned from interest-earning assets. This increase was mostly offset by the increased volume in borrowing and time deposits and increases in rates paid on interest bearing liabilities.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2023 vs 2022 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(310)	$572	$262
Tax-exempt	(342)	83	(259)
Loans:
Taxable	14,814	9,804	24,618
Tax-exempt	205	74	279
Federal funds sold and interest-bearing deposits in other banks	2,097	1,449	3,546
Total earning assets	$16,464	$11,982	$28,446

Interest-Bearing Liabilities:
NOW accounts	$368	$4,207	$4,575
Money market accounts	(54)	3,390	3,336
Savings accounts	(15)	70	55
Time deposits:
$250,000 and more	800	3,396	4,196
Less than $250,000	2,871	5,656	8,527
Total interest-bearing deposits	$3,970	$16,719	$20,689
Federal funds purchased	(132)	32	$(100)
Federal Home Loan Bank advances	5,608	817	6,425
Subordinated debt	348	2	350
Total interest-bearing liabilities	$9,794	$17,570	$27,364
Change in net interest income	$6,670	$(5,588)	$1,082

Provision for Credit Losses

The provision for credit losses is based upon management’s estimate of the amount required to maintain an adequate allowance for credit losses as discussed within the Critical Accounting Policies section above and Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data. The provision for credit losses was $1.6 million for 2023 and $1.8 million for 2022. The amount of provision for credit losses on loans is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of expected losses within the loan portfolio.The amount of provision for credit losses during each period reflects the results of the Company’s analysis used to determine the adequacy of the allowance for credit losses. The provision for credit losses in 2023 reflects loan growth during the year, largely in the residential and commercial real estate portfolios. Net charge-offs during 2023 totaled $443 thousand. The provision for loan losses in 2022 reflects loan growth in the portfolio partially offset by net recoveries of $601 thousand during 2022. The Company is committed to maintaining an allowance that it believes will adequately absorb the current expected losses in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income

Total noninterest income was $14.7 million and $13.3 million during 2023 and 2022, respectively. This represents an increase of $1.4 million or 10.49% for 2023. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2023 and 2022, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Wealth management fees	$4,926	$4,149	$777	18.73%
Service charges on deposit accounts	1,810	1,618	192	11.87%
Other service charges and fees	4,413	3,943	470	11.92%
Gain on the sale of marine finance assets	435	—	435	NM
Gain (loss) on the sale and disposal of bank premises and equipment	14	(11)	25	(227.27)%
(Loss) on sale of securities	—	(737)	737	(100.00)%
Gain on sale of loans	1,428	1,875	(447)	(23.84)%
Bank owned life insurance income	713	626	87	13.90%
Other operating income	1,006	1,882	(876)	(46.55)%
Total noninterest income	$14,745	$13,345	$1,400	10.49%

NM - Not Meaningful

Wealth management fees increased from 2022 to 2023. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from wealth management fees is determined by the number of active accounts and total assets under management. New business efforts in addition to fee increases and one-time fees for estates and other services have contributed to the year over year increase in revenue.

Services charges on deposit accounts increased when comparing the year ended December 31, 2023 to 2022. This increase is mainly due to increases in overdraft charges. Overdraft charges can fluctuate based on changes in customer activity and number of accounts.

Other service charges and fees increased during the twelve months ended December 31, 2023 compared to the same period in 2022. This increase can be attributed to increased ATM fee income. ATM fee income can fluctuate based on ATM usage by non-customers.

Gain on the sale of marine finance assets was $435 thousand for the year ended December 31, 2023. On August 23, 2023, the Company completed the sale of certain marine finance division assets. Refer to additional discussion of marine lending under the heading "Lending Policies" in Item 7 above and in Notes 1 and 27 to the Consolidated Financial Statements.

The Company recorded a net loss of $737 thousand on its sale $15.4 million in available for sale securities during 2022. There were no sales of available for sale securities during the year ended December 31, 2023.

During 2023, the Company sold $32.1 million in mortgage loans on the secondary market, $51.7 million of loans from the commercial and consumer loan portfolios and $8.0 million in Small Business Association ("SBA") loans. During 2022, the Company sold $12.2 million in mortgage loans on the secondary market, $155.0 million of loans from the commercial and consumer loan portfolios and $2.8 million in SBA loans. These loan sales resulted in gains of $1.4 million and $1.9 million during the years ended December 31, 2023 and 2022, respectively.

Bank owned life insurance ("BOLI") fee income increased during 2023 when compared to 2022 as a result of an investment of $5 million into BOLI by the Company during the fourth quarter of 2023.

Other operating income decreased during 2023. The fluctuation from 2022 to 2023 is mostly attributed to cash distributions received from investments in Small Business Investment Companies during 2022 that were not received during 2023 and loan swap fee income. The decrease in loan swap fee income was attributable to less loan swap fee income recognized during 2023 compared to 2022. Loan swap agreements with initial notional balances of $20.9 million and $21.2 million were entered into during the years ended December 31, 2023 and 2022, respectively. In 2022, the Bank also earned a fee for its participation in a loan swap agreement with an outside lead bank.

Noninterest Expenses

Total noninterest expenses were $52.8 million and $43.1 million during 2023 and 2022, respectively. This represents an increase of $9.7 million or 22.52% during 2023.

The following table provides the components of noninterest expense for the twelve months ended December 31, 2023 and 2022, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Salaries and employee benefits	$30,306	$25,730	$4,576	17.78%
Occupancy expenses	2,202	2,068	134	6.48%
Equipment expenses	1,299	1,121	178	15.88%
Advertising and marketing expenses	1,157	770	387	50.26%
Stationery and supplies	191	199	(8)	(4.02)%
ATM network fees	1,563	1,313	250	19.04%
Other real estate owned expense	5	34	(29)	(85.29)%
(Gain) on other real estate owned	(7)	—	(7)	NM
FDIC assessment	1,585	614	971	158.14%
Computer software expense	1,360	960	400	41.67%
Bank franchise tax	1,255	886	369	41.65%
Professional fees	2,540	2,019	521	25.80%
Data processing fees	1,935	1,779	156	8.77%
Other operating expenses	7,363	5,564	1,799	32.33%
Total noninterest expenses	$52,754	$43,057	$9,697	22.52%

NM - Not Meaningful

The Company’s growth has had an impact on noninterest expenses. Total assets have grown by $208.9 million or 12.9% from December 31, 2022 to December 31, 2023. This growth has required investments to be made in the Company’s infrastructure, causing increases in salaries and employee benefits, occupancy expenses, equipment expenses, advertising and marketing expenses, computer software expense, and other operating expenses. In addition, increases in asset size and capital levels have impacted both the FDIC assessment and bank franchise tax amounts.

Salaries and employee benefits expense increased during 2023. Annual pay increases, staffing changes, increasing insurance costs and enhanced employee incentive plans have attributed to these increases. The Company had 241 full-time equivalent employees (FTEs) at both December 31, 2022 and December 31, 2023. As part of the sale of the marine finance assets during the third quarter, the Company reduced its workforce associated with the marine lending division as it expects to cease accepting new marine lending business. While additional expenses were incurred at the time of the sale, the workforce reduction will have a positive impact on salaries and employee benefits expense going forward.

Advertising and marketing expenses increased during 2023 reflecting the Company's continued marketing and branding campaigns, including its recognition of receiving a Great Place to Work® certified. designation. In addition expenses in 2023 were higher due to the rebranding that occurred in early 2023.

ATM network fees increased during the year ended December 31, 2023 compared to the year ended December 31, 2022. This is mainly due to fluctuations in customer usage.

FDIC assessment and bank franchise taxes both increased in 2023 reflecting growth in the Company. The increase in FDIC assessment was also due to a two basis point increase in the assessment rate charged by the FDIC, which was applied to all financial institutions.

Computer software expense increased during 2023 over 2022, largely due to investments in software platforms to improve operating efficiencies and customer experience with bank products and services.

Professional fees increased during 2023. There are several factors that contributed to the increase of professional fees during 2023. Expenses related to the ESOP termination and the new stock incentive plan caused increases to legal expense, while the outsourcing of a portion of the internal audit function related to FDICIA testing caused increases to audit expenses.

Other operating expenses increased during 2023. This increase is due primarily to a change in control agreement related to the workforce reduction described above and increased loan related expenses due to a higher loan origination volume. Also reflected in the year-over-year increase were a greater amount of charitable contributions and costs for education, training and travel.

The efficiency ratio of the Company was 81.55% and 67.90% for 2023 and 2022, respectively. The efficiency ratio is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income, excluding gains and losses on investment portfolio sales and other gains/losses from OREO, repossessed assets, sale or disposals of bank assets, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency. A reconciliation of tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income is presented within the Net Interest Income section above.

The calculation of the efficiency ratio for the twelve months ended December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$52,754	$43,057
Less: (Gain) on other real estate owned	(7)	—
Adjusted noninterest expenses	$52,761	$43,057

Net interest income	$50,291	$49,213

Noninterest income	$14,745	$13,345
Less: (Loss) on sales of securities	—	(737)
Less: Gain on the sale of marine finance assets	435	—
Less: Gain (loss) on the sale and disposal of premises and equipment	14	(11)
Adjusted noninterest income	$14,296	$14,093
Tax equivalent adjustment (1)	108	104
Total net interest income and noninterest income, adjusted	$64,695	$63,410

Efficiency ratio	81.55%	67.90%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $1.3 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively. These amounts correspond to an effective tax rate of 12.00% and 17.83% for 2023 and 2022, respectively. The effective tax rate is below the statutory rate of 21%, due primarily to tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits. During 2023, one of the Company's rehabilitation tax credit investments was finalized and the total amount of credits to be received was determined and certified. The effective tax rate is also impacted by tax-exempt income on investment securities and loans. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2023 and 2022.

Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. Revenue from community banking operations consist primarily of net interest income related to investments in non-marine loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine loans and gains on sales of loans. The wealth management division's net revenues are comprised primarily of income from offering wealth management services and insurance products through third-party service providers.

On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million, its rights to service loans that had been sold to secondary market investors prior to the date of sale (valued at $595 thousand on balance sheet prior to sale), and other assets that were not individually significant. The Company received total consideration, net of selling expenses, of $53.5 million and recognized a gain of $435 thousand. The assets sold as well as their related revenues and contribution to earnings did not constitute a significant portion of the Company's assets or operating results for the year ended December 31, 2023. As part of the sale, the Company reduced its workforce associated with the marine lending division, as it expects to cease accepting new marine lending business. Subsequent to the sale of these assets, the Company retained ownership of approximately $260.5 million of marine vessel retail loans which continue to constitute a significant portion of the Company's assets, revenues, and earnings. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

Financial information for the parent company is included in the "All Other" category. The parent company's operating results are comprised primarily of interest expense associated with subordinated debt. Refer to Notes 1 and 27 of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

The following table provides income and asset information as of and for the twelve months ended December 31, 2023 and 2022, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income. Variances that the Company believes require explanation are discussed below the table.

	Twelve Months Ended
	December 31, 2023
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$67,990	$15,138	$—	$—	$—	$83,128
Interest Expense	25,850	5,570	—	1,417	—	32,837
Net Interest Income (Expense)	42,140	9,568	—	(1,417)	—	50,291
Gain on sales of loans	1,117	311	—	—	—	1,428
Other noninterest income	7,313	1,078	4,926	—	—	13,317
Net Revenue	50,570	10,957	4,926	(1,417)	—	65,036
Provision for credit losses	2,051	(402)	—	—	—	1,649
Noninterest expense	44,479	5,106	2,646	523	—	52,754
Income before taxes	4,040	6,253	2,280	(1,940)	—	10,633
Income tax expense (benefit)	(103)	1,313	479	(413)	—	1,276
Net Income	$4,143	$4,940	$1,801	$(1,527)	$—	$9,357

Other data:
Capital expenditures	$1,035	$36	$—	$—	$—	$1,071
Depreciation and amortization	1,573	224	126	67	—	1,990

	Twelve Months Ended
	December 31, 2022
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$47,554	$7,132	$—	$—	$—	$54,686
Interest Expense	4,026	380	—	1,067	—	5,473
Net Interest Income (Expense)	43,528	6,752	—	(1,067)	—	49,213
Gain on sales of loans	478	1,397	—	—	—	1,875
Other noninterest income	7,222	99	4,149	—	—	11,470
Net Revenue	51,228	8,248	4,149	(1,067)	—	62,558
Provision for credit losses	1,059	771	—	—	—	1,830
Noninterest expense	36,401	3,695	2,590	371	—	43,057
Income before taxes	13,768	3,782	1,559	(1,438)	—	17,671
Income tax expense (benefit)	2,343	794	328	(315)	—	3,150
Net Income	$11,425	$2,988	$1,231	$(1,123)	$—	$14,521

Other data:
Capital expenditures	$829	$9	$—	$—	$—	$838
Depreciation and amortization	1,499	236	124	51	—	1,910

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at December 31, 2023	$1,562,600	$261,011	$1,080	$906	$—	$1,825,597
Total assets at December 31, 2022	1,377,461	237,595	1,206	455	—	1,616,717

The decrease in community banking segment net income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to impact of the rising interest rate environment as the cost of interest-bearing liabilities outpaced income earned on interest-earning assets along with an increase in noninterest expenses. Interest expense increased by $21.8 million, or 542.1%, compared to an increase in interest income of $20.4 million, or 43.0%. The year-over-year decrease was also impacted by the increase in noninterest expense, partially offset by an increase in noninterest income and a decrease in income tax expense. The increase in noninterest expense is largely due to the Bank's growth and an increase in the allocated cost of funding. This growth has required investments to be made in the Bank’s infrastructure, causing increases in salaries and employee benefits, occupancy expenses, equipment expenses, advertising and marketing expenses, computer software expenses, and other operating expenses. In addition, increases in asset size and capital levels have impacted both the FDIC assessment and bank franchise tax amounts.

The increase in marine lending segment net income for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to higher interest income resulting from loan growth, as well as the effects of rising interest rates on asset yields. The average balance of marine loans increased $108.1 million, or 65.18% during 2023. The increase in interest income was partially offset by higher interest expense and salaries and employee benefits expense.

FINANCIAL CONDITION

Assets, Liabilities and Shareholders’ Equity

The Company’s total assets were $1.83 billion at December 31, 2023, an increase of $208.9 million or 12.92% from $1.62 billion at December 31, 2022. Securities decreased $11.7 million or 7.85% between 2022 and 2023. Loans, net of the allowance for credit losses, increased by $135.6 million or 10.33% from 2022 to 2023. Total liabilities were $1.72 billion at December 31, 2023, compared to $1.51 billion at December 31, 2022. Total shareholders’ equity at year end 2023 and 2022 was $108.4 million and $101.7 million, respectively.

Securities

Total securities, excluding restricted stock, were $137.4 million and $149.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. The Company did not purchase any securities during 2023. The Company had $14.5 million in maturities, calls, and principal repayments on securities during 2023. This amount includes $728 thousand or 5.03% in obligations of U.S. government corporations and agencies, $12.9 million or 89.17% in mortgage-backed securities, and $840 thousand or 5.80% in obligations of states and political subdivisions. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2023 and 2022.

The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had net unrealized losses on available for sale securities of $22.8 million and $25.9 million at December 31, 2023 and 2022, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2023. The weighted average yield is calculated based on the relative amortized costs of the securities. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

	December 31, 2023
	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
Obligations of U.S. government corporations and agencies	—%	2.15%	2.65%	—%	2.60%
Mortgage-backed securities	—%	—%	1.10%	1.74%	1.73%
Obligations of states and political subdivisions, taxable	3.57%	2.93%	3.01%	—%	3.10%
Subordinated debt	—%	—%	4.28%	—%	—%
Total taxable	3.57%	2.69%	2.55%	1.74%	1.92%
Obligations of states and political subdivisions, tax-exempt (1)	—%	—%	4.01%	—%	—%
Total	3.57%	2.69%	2.59%	1.74%	1.92%

(1)
Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans net of net deferred costs and premiums were $1.46 billion and $1.32 billion at December 31, 2023 and 2022, respectively. This represents an increase of $138.8 million or 10.55% for 2023. The ratio of net loans to deposits decreased during the year from 104.72% to 97.10% at December 31, 2022 and December 31, 2023, respectively.

Loans secured by real estate were $1.04 billion, or 71.51%, and $928.3 million, or 70.52%, of total loans at December 31, 2023 and 2022, respectively. This represents an increase of $112.3 million or 12.10% for 2023. Consumer installment loans were $42.4 million, or 2.92%, and $44.8 million, or 3.41%, of total loans at December 31, 2023 and 2022, respectively. This represents an decrease of $2.4 million or 5.40% for 2023. Commercial and industrial loans were $107.8 million, or 7.41%, and $99.6 million, or 7.57%, of total loans at December 31, 2023 and 2022, respectively. This represents an increase of $8.2 million, or 8.21%, for 2023. Marine loans were $251.2 million, or 17.26%, and $230.9 million, or 17.54%, of total loans at December 31, 2023 and 2022, respectively. All other loans were $13.1 million and $12.7 million at December 31, 2023 and 2022, respectively. This represents an increase of $427 thousand or 3.36%.

During the year ended December 31, 2023, loan growth was mainly concentrated in residential and commercial real estate loans, due largely to the continued expansion of the Bank's current market area. Marine loan growth was also strong during the first half of 2023. On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million and reduced its workforce associated with the marine lending division as it expects to cease accepting new marine lending business. Subsequent to the sale of these assets, the Company retained ownership of marine vessel retail loans, which had a balance of $251.2 million as of December 31, 2023. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

The table titled “Maturity Schedule of Selected Loans” shows the different loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $567.1 million or 38.97% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of loans secured by 1-4 family residential properties.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2023
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 years	After 15 Years	Total
Loans secured by real estate:
Construction & Farmland	$23,834	$26,032	$25,485	$8,794	$84,145
Secured by 1-4 family residential properties	16,726	81,821	87,854	169,715	356,116
Commercial & Multifamily	16,052	302,762	271,816	9,705	600,335
Commercial and industrial loans	38,576	41,537	26,339	1,376	107,828
Marine	—	873	69,906	180,389	251,168
Consumer installment loans	550	13,753	1,792	26,324	42,419
All other loans	1,741	2,854	6,521	2,032	13,148
	$97,479	$469,632	$489,713	$398,335	$1,455,159
For maturities over one year:
Floating rate loans		$68,862	$120,064	$123,481	$312,407
Fixed rate loans		400,770	369,649	274,854	1,045,273
		$469,632	$489,713	$398,335	$1,357,680

Asset Quality
The Company has policies and procedures designed to control credit risk and to maintain the quality of its loan portfolio. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for credit losses. There were $6.1 million in total non-performing assets, which consist of nonaccrual loans, loans 90 days or more past due and still accruing, other real estate owned, and repossessed assets at December 31, 2023. This is an increase of $3.5 million when compared to the December 31, 2022 balance of $2.6 million. This increase resulted mostly from an increase in nonaccrual loans.

Nonaccrual loans were $5.6 million at December 31, 2023 and $2.2 million at the end of 2022. The gross amount of interest income that would have been recognized on nonaccrual loans was $140 thousand for 2023 and $93 thousand for 2022. None of this interest income was included in net income for 2023 or 2022. A total of 13 loans totaling $4.1 million were placed on nonaccrual during 2023. Two relationships totaling $3.4 million or 83.25% of loans placed on nonaccrual were added due to delinquent payments, however, these loans required no allowance for credit losses based on management's evaluation of the underlying collateral values. The remaining loans added to nonaccrual status during 2023 ranged from $8 thousand to $367 thousand with the average outstanding balance being $115 thousand. In addition, two loans totaling $294 thousand were removed from nonaccrual status during 2023. Both loans were removed from nonaccrual status due to charge off. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were individually evaluated for impairment at December 31, 2023 totaled $5.6 million, none of which required a specific allocation to be assigned.

Other real estate owned and repossessed assets increased from $108 thousand at December 31, 2022 to $304 thousand at December 31, 2023. One asset, a marine vessel, was repossessed during 2023 and placed into repossessed assets and the one property that was foreclosed on during 2022 was sold during 2023. The difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net gain of $7 thousand was recognized on the sale of other real estate owned during the twelve months ended December 31, 2023.

Nonperforming and Other Assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and accruing interest, other real estate owned (foreclosed properties), and repossessed assets. The table titled “Nonperforming Assets and Credit Ratios” shows the amount of nonperforming assets and loans past due 90 days and accruing interest outstanding for the past two years. The table also shows the ratios for the allowance for credit losses on loans as a percentage of nonperforming assets and nonperforming assets as a percentage of loans outstanding and other real estate owned.

Loans are placed on non-accrual status when collection of principal and interest is doubtful, generally when a loan becomes 90 days past due. There are three negative implications for earnings when a loan is placed on non-accrual status. First, all interest accrued but unpaid at the date that the loan is placed on non-accrual status is either deducted from interest income or written off as a loss. Second, accruals of interest are discontinued until it becomes certain that both principal and interest can be repaid. Finally, there may be actual losses that require additional provisions for credit losses to be charged against earnings.

For real estate loans, upon foreclosure, the properties are recorded at the fair value of the property based on current appraisals and other current market trends, less selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for credit losses on loans. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair value, additional write downs of the property value are charged directly to operations. Gains on properties acquired through foreclosure where the fair value less costs to sell exceeds the related loan balance and there have been no prior charge-offs are recorded to current earnings.

In addition, the Company may, under certain circumstances, modify loans. Modifications made to a loan are considered when a borrower is experiencing financial difficulty and the modification constitutes a concession to the borrower that is not in line with market rates and/or terms. Modified terms are dependent upon the financial position and needs of the individual borrower. Generally, the modifications granted are extensions of terms, deferrals of payments for an extended period or interest rate reductions. There were two loan modifications to borrowers experiencing financial difficulty totaling $355 thousand during the year ended December 31, 2023.

Nonperforming Assets and Credit Ratios

(dollars in thousands)

	December 31,
	2023	2022
Nonaccrual loans	$5,645	$2,162
Loans past due 90 days and accruing interest	181	318
Other real estate owned and repossessed assets	304	108
Total nonperforming assets	$6,130	$2,588

Allowance for credit losses on loans	$14,493	$11,218

Gross loans	$1,462,686	$1,323,783

Allowance for credit losses on loans to nonperforming assets	236%	433%

Allowance for credit losses on loans to total loans	0.99%	0.85%

Allowance for credit losses on loans to nonaccrual loans	257%	519%

Nonaccrual loans to total loans	0.40%	0.19%

Non-performing assets to period end loans, other real estate owned and repossessed assets	0.42%	0.20%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2023, other potential problem loans totaled $2.4 million.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. Additional information on the purpose and the methods for measuring the allowance for credit losses on loans are discussed in the Critical Accounting Policies section above.

Charged-off loans were $741 thousand and $659 thousand for 2023 and 2022, respectively. Recoveries were $298 thousand and $1.3 million for 2023 and 2022, respectively. Net charge-offs were $443 thousand for 2023. Net recoveries were $601 thousand for 2022. The year over year decline in net recoveries reflected strong recoveries in residential real estate during 2022, which were not also experienced in 2023. The allowance for credit losses as a percentage of loans was 0.99% and 0.85% at the end of 2023 and 2022, respectively. The increase in the allowance percentage year over year was attributable in large part to the adoption of ASC 326, which added $2.1 million to the allowance, as well as growth in the loan portfolio and an increase in nonaccrual loans. The ratio of net charge-offs/(recoveries) to average loans was 0.03% for 2023 and (0.05%) for 2022.

The provision for credit losses for the years ended December 31, 2023 and 2022 was $1.6 million and $1.8 million, respectively. The provision for credit losses in 2023 and 2022 reflected mainly loan growth in the portfolio.

The table titled “Allocation of Allowance for Credit Losses on Loans” shows the amount of the allowance for credit losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2023 and 2022. The amount of allowance for credit losses allocated to each loan category is based on the amount of delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, the evaluation of qualitative factors impacting the portfolio and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for credit losses is adequate to absorb the current expected losses in the loan portfolio.

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Years Ended December 31,
	2023			2022
	Net charge-offs (recoveries)	Average loans outstanding (1)	Net charge-offs (recoveries) to average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding (1)	Net charge-offs (recoveries) to average loans outstanding
Construction and Farmland	$(8)	$89,340	(0.01)%	$(9)	$83,928	(0.01)%
Residential Real Estate	(18)	329,185	(0.01)%	(879)	271,203	(0.32)%
Commercial Real Estate	—	597,275	—%	(197)	492,623	(0.04)%
Commercial	269	95,159	0.28%	191	72,682	0.26%
Marine	126	273,831	0.05%	—	165,777	—%
Consumer	73	34,214	0.21%	35	31,899	0.11%
All Other Loans	1	13,476	0.01%	258	11,338	2.28%
Total	$443	$1,432,480	0.03%	$(601)	$1,129,450	(0.05)%

(1)
Averages as disclosed are based on the outstanding balances of the loans in each segment. These averages do not include net deferred costs and premiums

Allocation of Allowance for Credit Losses on Loans

(dollars in thousands)

	December 31, 2023		December 31, 2022
	Allowance for Credit Losses	Percent of Loans in Category to Total Loans	Allowance for Credit Losses	Percent of Loans in Category to Total Loans
Construction and Farmland	$772	5.8%	$2,714	6.8%
Residential Real Estate	4,725	24.5%	1,735	22.1%
Commercial Real Estate	6,224	41.2%	2,221	41.6%
Commercial	1,027	7.4%	2,222	7.6%
Marine	1,153	17.3%	1,555	17.5%
Consumer	198	2.9%	299	3.4%
All Other Loans	394	0.9%	472	1.0%
Total	$14,493	100%	$11,218	100%

Deposits

Total deposits were $1.51 billion and $1.26 billion at December 31, 2023 and 2022, respectively, which represents an increase of $242.2 million or 19.16% during 2023. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2023 and 2022.

Average Deposits and Rates Paid

(dollars in thousands)

	Years Ended December 31,
	2023		2022
	Amount	Rate	Amount	Rate
Noninterest-bearing	$442,539		$485,061
Interest-bearing:
NOW accounts	244,277	2.14%	173,843	0.38%
Money market accounts	257,496	1.74%	270,725	0.43%
Regular savings accounts	151,556	0.12%	179,709	0.07%
Time deposits:
$250,000 and more	116,077	4.10%	62,757	0.89%
Less than $250,000	219,809	4.08%	62,907	0.69%
Total interest-bearing	$989,215	2.39%	$749,941	0.39%
Total deposits	$1,431,754		$1,235,002

Noninterest-bearing demand deposits, which are comprised of checking accounts, decreased $42.1 million or 8.80% from $478.8 million at December 31, 2022 to $436.6 million at December 31, 2023. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $284.4 million or 36.21% from $785.3 million at December 31, 2022 to $1.07 billion at December 31, 2023. Total money market account balances decreased $1.7 million or 0.62% from $265.3 million at December 31, 2022 to $263.6 million at December 31, 2023 and regular savings accounts decreased $33.5 million or 19.39% from $173.0 million at December 31, 2022 to $139.5 million at December 31, 2023. Reciprocal deposit accounts balances (included in total money market account and NOW account balances) increased from $59.5 million to $115.7 million at December 31, 2022 and December 31, 2023, respectively. The reciprocal deposits balance at December 31, 2023 and December 31, 2022 consists of money market and NOW accounts obtained through the ICS network. The growth in deposits was mainly organic growth as we continue to expand and grow into newer market areas. Time deposits increased $255.4 million or 161.74% from $157.9 million at December 31, 2022 to $413.3 million at December 31, 2023, reflecting the Company’s pricing strategy and a $30.0 million brokered account entered into during the first quarter of 2023. Total estimated uninsured deposits at December 31, 2023 and December 31, 2022 were $389.3 million and $322.5 million, respectively.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000. Core deposits totaled $1.31 billion or 86.67% and $1.19 billion or 93.88% of total deposits at December 31, 2023 and 2022, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $250,000 and Greater” shows the amount of certificates of deposit of $250,000 and more maturing within the time periods indicated at December 31, 2023. The total amount maturing within one year is $155.5 million or 99.76% of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $250,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2023	$40,372	$44,333	$70,761	$380	$155,846	10.35%

The table titled “Certificates of Deposit and Other Time Deposits Otherwise Uninsured" shows the balances of certificates of deposit that were in excess of the FDIC insurance limit at December 31, 2023. The total amount maturing within one year is $106.1 million or 99.88% of the total amount outstanding.

Certificates of Deposit and Other Time Deposits Otherwise Uninsured

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2023	$27,686	$33,392	$44,972	$130	$106,180	7.05%

CAPITAL RESOURCES

Total shareholders’ equity on December 31, 2023 was $108.4 million, reflecting a percentage of total assets of 5.94% as compared to $101.7 million and 6.29% at December 31, 2022. Our common stock’s book value per share increased $1.63 or 5.60% to $30.78 per share at December 31, 2023 from $29.15 per share at December 31, 2022. During 2023, the Company paid $1.20 per share in dividends as compared to $1.15 per share for 2022. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock. During 2023, the Company purchased 8,531 shares of its Common Stock under its stock repurchase program at an average price of $35.34. During 2022, the Company purchased 4,442 shares of its Common Stock under its stock repurchase program at an average price of $34.79. At December 31, 2023, and 2022, Management believes the Bank met all capital adequacy requirements to which it was subject. Additionally, at December 31, 2023, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

Effective January 1, 2015, the Federal Reserve issued final risk-based capital rules to align with the Basel III regulatory capital framework and meet certain requirements of the Dodd-Frank Act. The final rules require the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. In addition, a capital conservation buffer requirement of 2.5% was effective January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The capital conservation buffer rule requires the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the Community Bank Leverage Ratio framework (CBLR), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020. The CBLR removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the CBLR and that maintain a leverage ratio of greater than the required minimum will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the regulatory capital rules, an institution electing to use the CBLR must maintain a minimum leverage ratio of 9%. Qualifying institutions are allowed a two-quarter grace period to correct a ratio that falls below the required amount, provided the institution maintains a ratio of more than 8%. At December 31, 2022, the Bank was a qualifying institution and elected to utilize the CBLR to measure capital adequacy. As such, the related amounts and ratios for December 31, 2022, are presented below using the CLBR. The Bank entered the CLBR two-quarter grace period on June 30, 2023, having fallen below the minimum ratio of 9%, and at December 31, 2023 its leverage ratio was 8.48%. Therefore, the amounts and ratios at December 31, 2023 are presented using the risk-based capital framework and not the CLBR.

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

Analysis of Bank Capital

(dollars in thousands)

	December 31, 2023	December 31, 2022
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	9,773	29,773
Retained earnings	144,151	111,759
Nonmortgage servicing assets	(153)	(684)
Total Tier 1 capital	$155,453	$142,530
Common equity tier 1 capital	$155,453	$142,530
Tier 2 Capital:
Allowable portion of allowance for credit losses and reserve for off-balance sheet commitments	$13,472
Total Tier 2 capital	$13,472
Total risk-based capital	$168,925

Risk weighted assets	$1,513,802

Capital Ratios:
Common equity Tier 1 capital ratio	10.27%	n/a
Tier 1 risk-based capital ratio	10.27%	n/a
Total risk-based capital ratio	11.16%	n/a
Tier 1 leverage ratio	8.48%	9.15%

Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale, and loans maturing within one year. At December 31, 2023 liquid assets totaled $367.7 million as compared to $303.8 million at December 31, 2022. These amounts represent 21.41% and 20.05% of total liabilities at December 31, 2023 and 2022, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. At December 31, 2023 and 2022, the Company had remaining credit availability in the amounts of $169.6 million and $105.7 million, respectively, with the Federal Home Loan Bank of Atlanta. The Company also had unused lines of credit with financial institutions of $78.0 million at December 31, 2023 and 2022. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

The simulation analysis evaluates the potential effect of upward and downward changes in market interest rates on future net interest income. The Bank views the immediate shock of rates as a more effective measure of interest rate risk exposure. The analysis assesses the impact on net interest income over a 12 month period after an immediate change or “shock” in rates, of 100 basis points up to 400 basis points. The simulation analysis results are presented in the table below:

Year 1 Net Interest Income Simulation

(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-400 BP	$(994)	(1.98)%
-300 BP	201	0.40%
-200 BP	755	1.51%
-100 BP	1,035	2.06%
+100 BP	(1,331)	(2.66)%
+200 BP	(2,961)	(5.91)%
+300 BP	(4,368)	(8.71)%
+400 BP	(5,776)	(11.52)%

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

The table below examines the EVE. The EVE of the balance sheet is defined as the discounted present value of expected asset cash flows minus the discounted present value of the expected liability cash flows. The analysis involves changing the interest rates used in determining the expected cash flows and in discounting the cash flows. The model indicates a more significant exposure to falling interest rates. These results are driven primarily by the relative change in value of the Bank’s core deposit base as rates rise.

Static EVE Change

(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-400 BP Shock	$(70,607)	(29.93)%
-300 BP Shock	(31,197)	(13.22)%
-200 BP Shock	(9,636)	(4.08)%
-100 BP Shock	3,042	1.29%
+100 BP Shock	(9,271)	(3.93)%
+200 BP Shock	(25,497)	(10.81)%
+300 BP Shock	(33,777)	(14.32)%
+400 BP Shock	(42,473)	(18.00)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Eagle Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 of the financial statements, the Company changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Allowance for Credit Losses – Collectively Evaluated Loans

As further described in Note 1 of the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACL related to collectively evaluated loans represented the entirety of the total recorded ACL of $14.49 million as of December 31, 2023. The collectively evaluated ACL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from the Company’s application of its cohort methodology, which identifies and tracks respective losses generated by specific cohorts (or pools) of loans over their remaining lives. These estimates consider large amounts of data over an extended period of time. In addition to the quantitative component, the collectively evaluated ACL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the ACL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACL as a critical audit matter as auditing the collectively evaluated ACL involved significant audit effort and judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•
Obtaining an understanding of the Company’s processes for determining its ACL on collectively evaluated loans, including the underlying methodology and significant inputs to the calculation.
•
Substantively testing management’s process for measuring the collectively evaluated ACL, including:
•
Evaluating the conceptual soundness of the methodology for determining the collectively evaluated ACL.
•
Testing the completeness and accuracy of data used in developing the quantitative loss calculations.
•
Evaluating the pools of collectively evaluated and individually evaluated loans for completeness.
•
Evaluating management’s determination of qualitative adjustments, including the data on which the qualitative adjustments were based as well as the relative magnitude of the adjustments.
•
Testing the mathematical accuracy of the ACL for collectively evaluated loans, including the calculations underlying the quantitative component as well as application of qualitative factors to the collectively evaluated loan balances.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2015.

Winchester, Virginia

March 29, 2024

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2023 and 2022

(dollars in thousands, except per share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$15,417	$16,629
Interest-bearing deposits with other institutions	96,649	49,902
Federal funds sold	26,287	363
Total cash and cash equivalents	138,353	66,894
Securities available for sale, at fair value	137,443	149,156
Restricted investments	9,568	9,233
Loans held for sale	1,661	153
Loans	1,462,686	1,323,783
Allowance for credit losses	(14,493)	(11,218)
Net loans	1,448,193	1,312,565
Bank premises and equipment, net	18,108	18,064
Other real estate owned, net of allowance	—	108
Bank owned life insurance	29,575	23,862
Other assets	42,696	36,682
Total assets	$1,825,597	$1,616,717
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$436,619	$478,750
Savings and interest bearing demand deposits	656,439	627,431
Time deposits	413,264	157,894
Total deposits	$1,506,322	$1,264,075
Federal funds purchased	—	32,980
Federal Home Loan Bank advances, short-term	20,000	175,000
Federal Home Loan Bank advances, long-term	145,000	—
Subordinated debt	29,444	29,377
Other liabilities	16,452	13,556
Total liabilities	$1,717,218	$1,514,988

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2023, 3,520,894 including 56,914 unvested restricted stock; issued and outstanding 2022, 3,490,086 including 38,780 unvested restricted stock	8,660	8,629
Surplus	14,280	13,268
Retained earnings	103,445	100,278
Accumulated other comprehensive (loss)	(18,006)	(20,446)
Total shareholders’ equity	$108,379	$101,729
Total liabilities and shareholders’ equity	$1,825,597	$1,616,717

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2023 and 2022

(dollars in thousands, except per share amounts)

	2023	2022
Interest and Dividend Income
Interest and fees on loans	$75,520	$50,682
Interest and dividends on securities:
Taxable interest income	3,141	3,292
Interest income exempt from federal income taxes	16	221
Dividends	523	109
Interest on deposits in banks	3,768	352
Interest on federal funds sold	160	30
Total interest and dividend income	$83,128	$54,686
Interest Expense
Interest on deposits	$23,630	$2,941
Interest on federal funds purchased	70	170
Interest on Federal Home Loan Bank advances	7,720	1,295
Interest on subordinated debt	1,417	1,067
Total interest expense	$32,837	$5,473
Net interest income	$50,291	$49,213
Provision For Credit Losses	1,649	1,830
Net interest income after provision for credit losses	$48,642	$47,383
Noninterest Income
Wealth management fees	$4,926	$4,149
Service charges on deposit accounts	1,810	1,618
Other service charges and fees	4,413	3,943
Gain on the sale of marine finance assets	435	—
Gain (loss) on the sale and disposal of bank premises and equipment	14	(11)
(Loss) on sale of securities	—	(737)
Gain on sale of loans	1,428	1,875
Bank owned life insurance income	713	626
Other operating income	1,006	1,882
Total noninterest income	$14,745	$13,345
Noninterest Expenses
Salaries and employee benefits	$30,306	$25,730
Occupancy expenses	2,202	2,068
Equipment expenses	1,299	1,121
Advertising and marketing expenses	1,157	770
Stationery and supplies	191	199
ATM network fees	1,563	1,313
Other real estate owned expense	5	34
(Gain) on other real estate owned	(7)	—
FDIC assessment	1,585	614
Computer software expense	1,360	960
Bank franchise tax	1,255	886
Professional fees	2,540	2,019
Data processing fees	1,935	1,779
Other operating expenses	7,363	5,564
Total noninterest expenses	$52,754	$43,057
Income before income taxes	$10,633	$17,671
Income Tax Expense	1,276	3,150
Net income	$9,357	$14,521
Earnings Per Share
Net income per common share, basic	$2.66	$4.17
Net income per common share, diluted	$2.66	$4.17

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2023 and 2022

(dollars in thousands)

	2023	2022
Net income	$9,357	$14,521
Other comprehensive income (loss):
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $(3) and $0 for the years ended December 31, 2023 and 2022, respectively	(5)	—
Unrealized gain (loss) on available for sale securities, net of reclassification adjustments, net of deferred income tax of $650 and ($5,394) for the years ended December 31, 2023 and 2022, respectively	2,445	(20,291)
Total other comprehensive income (loss)	2,440	(20,291)
Total comprehensive income (loss)	$11,797	$(5,770)

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2023 and 2022

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2021	$8,556	$12,115	$89,764	$(155)	$110,280
Net income			14,521		14,521
Other comprehensive (loss)				(20,291)	(20,291)
Restricted stock awards, stock incentive plan (23,079 shares)	58	(58)			—
Stock-based compensation expense		1,017			1,017
Issuance of common stock, dividend investment plan (5,582 shares)	14	185			199
Issuance of common stock, employee benefit plan (4,697 shares)	12	152			164
Retirement of common stock (4,442 shares)	(11)	(143)			(154)
Dividends declared ($1.15 per share)			(4,007)		(4,007)
December 31, 2022	$8,629	$13,268	$100,278	$(20,446)	$101,729
Cumulative effect adjustment for CECL			(1,961)		(1,961)
Net income			9,357		9,357
Other comprehensive income				2,440	2,440
Restricted stock awards, stock incentive plan (17,402 shares)	43	(43)			—
Stock-based compensation expense		1,213			1,213
Issuance of common stock, employee benefit plan (3,803 shares)	9	123			132
Repurchase and retirement of common stock (8,531 shares)	(21)	(281)			(302)
Dividends declared ($1.20 per share)			(4,229)		(4,229)
December 31, 2023	$8,660	$14,280	$103,445	$(18,006)	$108,379

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(dollars in thousands)

	2023	2022
Cash Flows from Operating Activities
Net income	$9,357	$14,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,002	979
Amortization of other assets	988	931
Origination of loans held for sale	(41,606)	(14,276)
Proceeds from sale of loans held for sale	41,224	15,486
Net (gain) on sales of loans	(1,428)	(1,875)
Provision for credit losses	1,649	1,830
(Gain) on other real estate owned	(7)	—
(Gain) on the sale of marine finance assests	(435)	—
(Gain) loss on the sale and disposal of premises and equipment	(14)	11
Loss on the sale of securities	—	737
Amortization of subordinated debt issuance costs	67	51
Stock-based compensation expense	1,213	1,017
Premium amortization on securities, net	335	562
Bank owned life insurance income	(713)	(626)
Deferred tax (benefit)	(1,509)	(86)
Changes in assets and liabilities:
(Increase) in other assets	(4,583)	(4,742)
Increase (decrease) in other liabilities	1,335	(706)
Net cash provided by operating activities	$6,875	$13,814
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$14,473	$27,630
Proceeds from the sale of securities available for sale	—	15,370
Purchases of securities available for sale	—	(26,819)
Proceeds from the sale of restricted investments	4,975	—
Purchase of restricted investments	(5,310)	(8,184)
Proceeds for the sale of bank premises and equipment	39	33
Purchases of bank premises and equipment	(1,071)	(838)
Purchase of bank-owned life insurance	(5,000)	—
Proceeds from the sale of other real estate owned	115	—
Changes in collateral posted with other financial institutions, net	—	(700)
Proceeds from sale of marine finance assets	53,987	—
Proceeds from sales of loans	51,871	155,525
Origination of loans, net of prinicpal collected	(243,441)	(492,592)
Funding of capital commitments related to other investments	(922)	(761)
Net cash (used in) investing activities	$(130,284)	$(331,336)
Cash Flows from Financing Activities
Net (decrease) increase in demand deposits, money market and savings accounts	$(13,123)	$52,530
Net increase in certificates of deposit	255,370	34,310
Net (decrease) increase in federal funds purchased	(32,980)	32,980
Net (decrease) increase in short-term Federal Home Loan Bank advances	(155,000)	175,000
Advances of long-term Federal Home Loan Bank advances	145,000	—
Issuance of subordinated debt, net of issuance costs	—	29,326
Issuance of common stock, employee benefit plan	132	164
Repurchase and retirement of common stock	(302)	(154)
Cash dividends paid	(4,229)	(3,808)
Net cash provided by financing activities	$194,868	$320,348
Increase in cash and cash equivalents	$71,459	$2,826
Cash and Cash Equivalents
Beginning	66,894	64,068
Ending	$138,353	$66,894
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$31,332	$4,563
Income taxes	$2,068	$4,368
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$3,095	$(25,685)
Minimum postretirement liability adjustment	$(8)	$—
Repossessed assets acquired in settlement of loans	$304	$108
Issuance of common stock, dividend investment plan	$—	$199

See Notes to Consolidated Financial Statements

NOTE 1. Nature of Banking Activities and Significant Accounting Policies

Eagle Financial Services, Inc. (the “Company” or “Corporation”) and Bank of Clarke (the “Bank”) make commercial, financial, agricultural, residential and consumer loans to customers in Virginia, Maryland and the Eastern Panhandle of West Virginia. The loan portfolio is well diversified and generally is collateralized by assets of the customers. The loans are expected to be repaid from cash flows or proceeds from the sale of selected assets of the borrowers. In addition, the Bank of Clarke Wealth Management Division, a division of the Bank, provides both a full-service Trust Department and a separate brokerage area.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses on loans.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest bearing deposits. Generally, federal funds are purchased and sold for one-day periods.

Securities

The Company determines the appropriate classification of securities at the time of purchase. Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Debt securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Purchase premiums are recognized in interest income using the effective interest rate method over the period from purchase to maturity or, for callable securities, the earliest call date, and purchase discounts are recognized in the same manner from purchase to maturity.

The Bank is required to maintain an investment in the capital stock of certain correspondent banks. No readily available market exists for this stock and it has no quoted market value. The investment in these securities is recorded at cost and they are reported on the Company’s consolidated balance sheet as restricted investments.

Allowance for Credit Losses on Securities

For available for sale debt securities in an unrealized loss position, management first assesses whether the Company intends to sell, or if it is likely that the Company will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through a provision for credit losses charge to earnings. For debt securities available for sale that do not meet either of these criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers both quantitative and qualitative factors,

A substantial portion of the available for sale debt securities held by the Company are obligations issued by U.S. government agency and U.S. government-sponsored enterprises, including mortgage-backed securities. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies and have a long history of no credit losses. For these securities, management takes into consideration the long history of no credit losses and other factors to assess the risk of nonpayment even if the U.S. government were to default. As such, the Company utilized a zero credit loss estimate for these securities.

For available for sale debt securities that are not guaranteed by U.S. government agencies and U.S. government-sponsored enterprises, management utilizes a third-party credit modeling tool based on observable market data, which assists management in identifying any potential credit risk associated with these available for sale debt securities. Qualitative factors are also considered, including the extent to which fair value is less than amortized cost, changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If a credit loss exists, an allowance for credit losses is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the security's amortized cost basis exceeds its fair value.

Changes in the allowance for credit losses are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities available for sale not resulting from credit losses are recorded in other comprehensive income (loss).

Loans Held for Sale

Mortgage loans originated with the intent to sell in the secondary market are classified as loans held for sale and carried at the lower of cost or fair value as determined by commitments from investors. Mortgage loans that are sold in the secondary market are sold servicing released. The Company may also classify other loans as loans held for sale as part of its ongoing portfolio management strategies. Such other loans are generally not originated with the intent to sell. Once a decision is made to sell loans not previously classified as held for sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or fair value. In 2023, the Company sold non-mortgage loans totaling approximately $59.6 million as part of its portfolio management strategies that were previously classified as held for investment. Gains and losses on sales of loans are recorded based on the differential between the sales proceeds and carrying value of the underlying loans.

Loan Servicing Rights

Loan servicing rights are separate from the underlying loan and may be retained or sold by the Company when the related loan is sold. In connection with sale of certain loans, the Company has recognized assets for retained loan servicing rights. Capitalized loan servicing rights represent the economic benefits associated with contracts to service loans under which the benefits of servicing are expected to more than adequately compensate the Company for performing the servicing. Assets for retained loan servicing rights are initially recognized as a component of the gain recognized on the sale of the underlying loan(s) and are recorded at fair value on the consolidated balance sheets. Loan servicing rights are subsequently accounted for using the amortization method. The amortization method requires the servicing assets to be amortized in proportion to and over the period of estimated net servicing income. Additionally, the recorded balances are evaluated for impairment each reporting period and are reported at the lower of amortized cost or fair value. Assets for loan servicing rights are recorded in other assets in the consolidated balance sheets. Servicing fee income, net of amortization and impairment, if any, is reported in other service charges and fees in the consolidated statements of income.

Loans Held for Investment

The Company makes mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout the Counties of Clarke, Frederick, Loudoun and Fairfax, Virginia as well as the Towns of Leesburg and Purcellville and the Cities of Winchester and Frederick, Maryland. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the charge-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses. The Company has elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest totaled $4.6 million and $3.5 million at December 31, 2023 and 2022, and is included in the other assets line item in the Consolidated Balance Sheets.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. All payments, including any interest collected, on these loans are accounted for on the cash-basis or cost-recovery method and applied to principal, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when they are funded.

Loan Modifications

The Company adopted Accounting Standards Update ("ASU") No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” on January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.

Modifications made to loans are considered for disclosure under the guidance in ASU 2022-02 if a borrower is experiencing financial difficulty, if the modification is in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension (or a combination thereof). Modified terms are dependent upon the financial position and needs of the individual borrower. Generally, the modifications granted are extensions of terms, deferrals of payments for an extended period or interest rate reductions. If a loan was accruing prior to being modified and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on accrual status. If a loan was on non-accrual status at the time of the modification, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above.

Risks by Loan Portfolio Segment

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

Construction and Land Development Lending

There are two characteristics of construction lending which impact its overall risk as compared to residential mortgage lending. First, there is more concentration risk due to the extension of a large loan balance through several lines of credit to a single developer or contractor. Second, there is more collateral risk due to the fact that loan funds are provided to the borrower based upon the estimated value of the collateral after completion. This could cause an inaccurate estimate of the amount needed to complete construction or an excessive loan-to-value ratio. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of the estimated appraised value of the finished home or other real estate property.

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

Marine Lending

The Bank’s marine loan portfolio is comprised of originated retail loans. Through August 22, 2023, the marine loan portfolio also included dealer floor plan loans, classified as commercial and industrial loans. On August 23, 2023, the Company completed the sale of certain assets of its marine finance division to an unrelated third-party. Under the sales agreements, the Company sold its interest in marine floor plan loans, while retaining ownership of its marine retail loans which continue to constitute a significant portion of the Company's assets, revenues, and earnings. The Company expects to cease accepting new marine lending business and hold the retained outstanding loans until they are ultimately repaid.

The Company’s relationships were limited to well established dealers of global premium brand manufacturers, with the top three manufacturer customers have been in business between 30 and 100 years. Retail loans were generally limited to premium manufactures with established relationships with the Company, which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow.

Allowance for Credit Losses on Loans

The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. The allowance for credit losses is also increased by recoveries of amounts previously charged-off and is reduced by charge-offs on loans. Loan charge-offs are recognized as the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Full or partial charge-offs on collateral dependent individually analyzed loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

The allowance represents management's current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management's judgment, reduces the recorded investment in loans to the net amount expected to be collected. No allowance for credit losses is recorded on accrued interest receivable and amount written-off are reversed by an adjustment to interest income. Management's judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. Loans that share common risk characteristics are evaluated collectively using a loss-rate, or cohort methodology to estimate its current expected credit losses on loans. The cohort method identifies and captures the balances of pooled loans with similar risk characteristics, as a point in time to form a cohort, then tracks the respective losses generated by that cohort of loans over their remaining lives. The method encompasses loan balances for as long as the loans are outstanding.

Management's estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the loss estimation process. Factors considered by management include economic conditions including reasonable and supportable forecasts of economic conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances; ending policy and procedures; credit administration and lending staff; loan review; concentrations of credit and the value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis. The allowance for credit losses on loans that are individually evaluated may be estimated based on their expected cash flows, or, in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral or the fair value of collateral less estimated costs to sell.

Allowance for Credit Losses on Unfunded Commitments

The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses. The reserve totaled $479 thousand and $65 thousand at December 31, 2023 and 2022, respectively. The initial adjustment for the adoption of ASC 326 was an increase in the reserve of $406 thousand and the Company recorded a provision of $8 thousand for the twelve months ended December 31, 2023.

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

Bank Owned Life Insurance

The Company has purchased life insurance on certain key individuals. Bank owned life insurance is recorded at the amount that may be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. These amounts are recorded in noninterest income and are generally not subject to income taxes.

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

Stock-Based Compensation Plan

On May 16, 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan which allows key employees and directors to increase their personal financial interest in the Company. The 2023 plan permits the issuance of incentive stock options and non-qualified stock options and the award of common stock, restricted stock, and stock units. The plan authorized the issuance of up to 250,000 shares of common stock. The 2023 Stock Incentive Plan replaced the 2014 Stock Incentive Plan and is discussed more fully in Note 10.

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

Reclassifications

Certain reclassifications have been made to the 2022 financial statements to conform to reporting for 2023. The results of the reclassifications are not considered material and had no effect on prior years' net income or shareholders' equity.

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

	Twelve Months Ended
	December 31,
	2023	2022
Average number of common shares outstanding	3,523,547	3,482,368
Effect of dilutive common stock	—	—
Average number of common shares outstanding used to calculate diluted earnings per share	3,523,547	3,482,368

There were no potentially dilutive securities outstanding in 2023 or 2022.

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

Business Segments

The Company operates in three reportable business segments through the Bank: community banking, marine lending and wealth management. The Company’s business segments are determined based on the products and services provided, as well as the nature of the related business activities, and they reflect the manner in which financial information is regularly reviewed for the purpose of allocating resources and evaluating performance of the Company’s businesses. The results for these business segments are based on management’s accounting process, which assigns income statement items and assets to each operating segment. Given the Company's reportable segments are contained within the Bank, management must make certain allocations of expenses, which may not be representative of the costs expected to be incurred if the specific business segments operated as stand-alone entities. For additional information, refer to Note 27. “Business Segments.”

Stock Repurchase Program

On June 21, 2023, the Company renewed the stock repurchase program to repurchase up to 150,000 shares of its common stock prior to June 30, 2024. During 2023, the Company purchased 8,531 shares of its Common Stock under its stock repurchase program at an average price of $35.34. During 2022, the Company purchased 4,442 shares of its Common Stock under its stock repurchase program at an average price of $34.79. The maximum number of shares that may yet be purchased under the June 2023 plan as of December 31, 2023 is 145,059.

Recent Accounting Pronouncements and Other Authoritative Guidance

Recently Adopted

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. ASU 2016-13, as amended, was effective for the Company on January 1, 2023. The adjustment recorded at adoption to the overall allowance for credit losses, which consisted of adjustments to the allowance for credit losses on loans, as well as an adjustment to the Company's reserve for unfunded loan commitments, was $2.5 million. The adjustment, net of tax, recorded to shareholders' equity totaled $2.0 million.

In March 2022, FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminated the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 was effective for the Company on January 1, 2023. The amendments in this ASU were applied prospectively, except for the transition method related to the recognition and measurement of TDRs, which was applied using a modified retrospective transition method.

Pending Adoption

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740), Improvements to Income Tax Disclosures." The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity's applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method”. These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect the adoption of ASU 2023-02 to have a material impact on its consolidated financial statements.

NOTE 2. Securities

On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for available for sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe it is more likely than not they will be required to sell a security prior to the recovery of its amortized cost basis. Should the Company classify debt securities as held-to-maturity in future periods, ASC 326 would also require the Company to measure an expected credit losses under the CECL methodology that would require consideration of a broader range of reasonable and supportable information to inform credit loss estimates. All securities information presented as of December 31, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP.

Amortized costs and fair values of securities available for sale at December 31, 2023 and 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,258	$—	$(667)	$8,591
Mortgage-backed securities	140,052	—	(21,230)	118,822
Obligations of states and political subdivisions	6,191	1	(261)	5,931
Subordinated debt	4,750	—	(651)	4,099
	$160,251	$1	$(22,809)	$137,443

	December 31, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,993	$—	$(858)	$9,135
Mortgage-backed securities	153,289	—	(24,136)	129,153
Obligations of states and political subdivisions	7,027	2	(422)	6,607
Subordinated debt	4,750	—	(489)	4,261
	$175,059	$2	$(25,905)	$149,156

Accrued interest receivable on debt securities available for sale totaled $393 thousand and $431 thousand at December 31, 2023 and 2022, respectively and is included in the other assets line item in the Consolidated Balance Sheets.

Carrying amounts of restricted securities at December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Federal Reserve Bank Stock	$344	$944
Federal Home Loan Bank Stock	9,084	8,149
Community Bankers’ Bank Stock	140	140
	$9,568	$9,233

The amortized cost and fair value of securities available for sale at December 31, 2023, by contractual maturity, are shown below. Maturities may differ from contractual maturities primarily in mortgage-backed securities (others could be called) because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,268	$1,256
Due after one year through five years	6,114	5,799
Due after five years through ten years	19,434	17,568
Due after ten years	133,435	112,820
	$160,251	$137,443

During the twelve months ended December 31, 2023, the Company did not sell any available for sale securities. During the twelve months ended December 31, 2022, the Company sold $15.4 million in available for sale securities with gross gains of $6 thousand and gross losses of $743 thousand.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$8,591	$667	$8,591	$667
Mortgage-backed securities	—	—	118,822	21,230	118,822	21,230
Obligations of states and political subdivisions	—	—	5,430	261	5,430	261
Subordinated debt	221	29	3,378	622	3,599	651
	$221	$29	$136,221	$22,780	$136,442	$22,809

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2022
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,140	$543	$2,994	$315	$9,134	$858
Mortgage-backed securities	31,771	4,052	97,382	20,084	129,153	24,136
Obligations of states and political subdivisions	6,065	422	—	—	6,065	422
Subordinated debt	2,431	319	1,080	170	3,511	489
	$46,407	$5,336	$101,456	$20,569	$147,863	$25,905

Gross unrealized losses on available for sale securities included one hundred three (103) and one hundred four (104) debt securities at December 31, 2023 and December 31, 2022, respectively. The Company concluded that a credit loss does not exist in its securities portfolio at December 31, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having a carrying value of $13.9 million at December 31, 2023 were pledged as security for trust accounts.

NOTE 3. Loans

The composition of loans at December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
	(in thousands)
Mortgage loans on real estate:
Construction and & Secured by Farmland	$84,145	$89,651
HELOCs	47,674	43,588
Residential First Lien - Investor	117,431	111,074
Residential First Lien - Owner Occupied	178,180	125,088
Residential Junior Liens	12,831	11,417
Commercial - Owner Occupied	251,456	232,115
Commercial - Non-Owner Occupied & Multifamily	348,879	315,326
Commercial and industrial loans:
SBA PPP loans	51	74
Other commercial and industrial loans	107,777	99,571
Marine loans	251,168	230,874
Consumer loans	42,419	44,841
Overdrafts	253	218
Other loans	12,895	12,503
Total loans	$1,455,159	$1,316,340
Net deferred loan costs and premiums	7,527	7,443
Allowance for credit losses	(14,493)	(11,218)
	$1,448,193	$1,312,565

At December 31, 2023 and 2022, the Company was servicing loans totaling $7.7 million and $231.7 million, respectively for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $153 thousand and $684 thousand at December 31, 2023 and 2022, respectively, which are recorded in other assets in the Consolidated Balance Sheets.

On August 23, 2023, the Company completed the sale of certain assets of its marine finance division to an unrelated third-party. Under the Sale Agreements, the Company sold its interest in marine floor plan loans, the servicing rights associated with marine loans that had been sold to outside investors prior to August 23, 2023, and other assets that were not individually significant. Refer to Note 27 for additional information related to this transaction.

NOTE 4. Allowance for Credit Losses on Loans

Changes in the allowance for credit losses for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(in thousands)
Balance, beginning	$11,218	$8,787
Cumulative effect adjustment for adoption of ASC 326	2,077	—
Provision charged to operating expense	1,641	1,830
Recoveries added to the allowance	298	1,260
Credit losses charged to the allowance	(741)	(659)
Balance, ending	$14,493	$11,218

Nonaccrual and past due loans by class at December 31, 2023 were as follows:

	December 31, 2023
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$84,145	$84,145	$—
HELOCs	—	—	—	—	47,674	47,674	—
Residential First Lien - Investor	844	253	—	1,097	116,334	117,431	—
Residential First Lien - Owner Occupied	—	78	149	227	177,953	178,180	—
Residential Junior Liens	—	—	9	9	12,822	12,831	—
Commercial - Owner Occupied	—	—	—	—	251,456	251,456	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	348,879	348,879	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	51	51	—
Other commercial and industrial loans	9	—	26	35	107,742	107,777	14
Marine loans	—	—	552	552	250,616	251,168	—
Consumer loans	173	—	167	340	42,079	42,419	167
Overdrafts	—	—	—	—	253	253	—
Other loans	—	—	—	—	12,895	12,895	—
Total	$1,026	$331	$903	$2,260	$1,452,899	$1,455,159	$181

	December 31, 2023
	(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$95	$—	$95
HELOCs	15	—	15
Residential First Lien - Investor	1,085	—	1,085
Residential First Lien - Owner Occupied	228	—	228
Residential Junior Liens	11	—	11
Commercial - Owner Occupied	22	—	22
Commercial - Non-Owner Occupied & Multifamily	3,625	—	3,625
Commercial and industrial loans:
SBA PPP loans	—	—	—
Other commercial and industrial loans	12	—	12
Marine loans	552	—	552
Consumer loans	—	—	—
Overdrafts	—	—	—
Other loans	—	—	—
Total	$5,645	$—	$5,645

Nonaccrual and past due loans by class at December 31, 2022 were as follows:

	December 31, 2022
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$101	$101	$89,550	$89,651	$—	$397
HELOCs	149	—	—	149	43,439	43,588	—	155
Residential First Lien - Investor	—	—	—	—	111,074	111,074	—	—
Residential First Lien - Owner Occupied	222	—	39	261	124,827	125,088	—	175
Residential Junior Liens	—	—	—	—	11,417	11,417	—	6
Commercial - Owner Occupied	—	—	—	—	232,115	232,115	—	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	315,326	315,326	—	1,356
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	74	74	—	—
Other commercial and industrial loans	15	—	73	88	99,483	99,571	—	73
Marine loans	—	—	—	—	230,874	230,874	—	—
Consumer loans	56	—	318	374	44,467	44,841	318	—
Overdrafts	—	—	—	—	218	218	—	—
Other loans	—	—	—	—	12,503	12,503	—	—
Total	$442	$—	$531	$973	$1,315,367	$1,316,340	$318	$2,162

Allowance for credit losses by segment as of and for the years ended December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & Multi Family	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,714	$1,735	$2,221	$2,222	$1,555	$299	$472	$—	$11,218
Cumulative effect adjustment for adoption of ASC 326	(1,840)	1,933	3,584	(1,102)	(285)	(123)	(90)	—	2,077
Charge-Offs	—	—	—	(312)	(126)	(121)	(182)	—	(741)
Recoveries	8	18	—	43	—	48	181	—	298
Provision	(110)	1,039	419	176	9	95	13	—	1,641
Ending balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Ending balance: Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Loans:
Ending balance	$84,145	$356,116	$600,335	$107,828	$251,168	$42,419	$13,148	$—	$1,455,159
Ending balance individually evaluated	$95	$1,288	$3,639	$—	$552	$—	$—	$—	$5,574
Ending balance collectively evaluated	$84,050	$354,828	$596,696	$107,828	$250,616	$42,419	$13,148	$—	$1,449,585

	December 31, 2022
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & Multi Family	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,794	$1,671	$1,729	$1,294	$789	$219	$291	$—	$8,787
Charge-Offs	—	(9)	—	(300)	—	(79)	(271)	—	(659)
Recoveries	9	888	197	109	—	44	13	—	1,260
Provision	(89)	(815)	295	1,119	766	115	439	—	1,830
Ending balance	$2,714	$1,735	$2,221	$2,222	$1,555	$299	$472	$—	$11,218
Ending balance: Individually evaluated for impairment	$—	$27	$—	$73	$—	$—	$—	$—	$100
Ending balance: collectively evaluated for impairment	$2,714	$1,708	$2,221	$2,149	$1,555	$299	$472	$—	$11,118
Loans:
Ending balance	$89,651	$291,167	$547,441	$99,645	$230,874	$44,841	$12,721	$—	$1,316,340
Ending balance individually evaluated for impairment	$1,044	$3,719	$1,695	$141	$—	$22	$—	$—	$6,621
Ending balance collectively evaluated for impairment	$88,607	$287,448	$545,746	$99,504	$230,874	$44,819	$12,721	$—	$1,309,719

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	December 31, 2023
	(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$95	$—	$95
HELOCs	—	—	—
Residential First Lien - Investor	1,086	—	1,086
Residential First Lien - Owner Occupied	194	—	194
Residential Junior Liens	8	—	8
Commercial - Owner Occupied	14	—	14
Commercial - Non-Owner Occupied & Multifamily	3,625	—	3,625
Commercial and industrial loans:
SBA PPP loans	—	—	—
Other commercial and industrial loans	—	—	—
Marine loans	—	552	552
Consumer loans	—	—	—
Overdrafts	—	—	—
Other loans	—	—	—
	$5,022	$552	$5,574

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended December 31, 2023.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis is performed on a quarterly basis. The following table presents risk ratings by loan portfolio segment and origination year (for 2023 only). Descriptions of these ratings are as follows:

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

Credit quality information by class at December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023
	Term Loan Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$34,617	$21,460	$7,584	$4,851	$2,389	$2,829	$7,052	$57	$80,839
Special Mention	—	1,173	—	—	1,040	815	—	—	3,028
Classified	—	—	—	145	—	133	—	—	278
Total	$34,617	$22,633	$7,584	$4,996	$3,429	$3,777	$7,052	$57	$84,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$47,610	$—	$47,610
Special Mention	—	—	—	—	—	—	49	—	49
Classified	—	—	—	—	—	—	15	—	15
Total	$—	$—	$—	$—	$—	$—	$47,674	$—	$47,674
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$19,394	$23,205	$31,371	$10,667	$4,054	$22,265	$—	$367	$111,323
Special Mention	—	1,273	—	1,180	626	1,944	—	—	5,023
Classified	—	—	1,085	—	—	—	—	—	1,085
Total	$19,394	$24,478	$32,456	$11,847	$4,680	$24,209	$—	$367	$117,431
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$59,007	$33,793	$23,749	$35,783	$3,932	$20,413	$—	$589	$177,266
Special Mention	—	—	—	—	—	258	—	—	258
Classified	—	—	—	—	—	656	—	—	656
Total	$59,007	$33,793	$23,749	$35,783	$3,932	$21,327	$—	$589	$178,180
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$2,562	$2,902	$3,429	$1,486	$606	$1,613	$—	$189	$12,787
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	27	—	17	44
Total	$2,562	$2,902	$3,429	$1,486	$606	$1,640	$—	$206	$12,831
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$36,736	$68,868	$40,707	$22,871	$13,971	$50,059	$3,088	$4,364	$240,664
Special Mention	—	3,817	64	2,145	1,877	1,402	—	—	9,305
Classified	—	—	967	498	—	8	—	14	1,487
Total	$36,736	$72,685	$41,738	$25,514	$15,848	$51,469	$3,088	$4,378	$251,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Non-Owner Occupied & Multifamily
Pass	$56,510	$88,518	$64,005	$65,075	$15,563	$34,619	$1,196	$5,651	$331,137
Special Mention	624	4,748	3,685	5,060	—	—	—	—	14,117
Classified	—	—	—	2,355	—	1,270	—	—	3,625
Total	$57,134	$93,266	$67,690	$72,490	$15,563	$35,889	$1,196	$5,651	$348,879
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$51	$—	$—	$—	$—	$—	$51
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$51	$—	$—	$—	$—	$—	$51

	December 31, 2023
	Term Loan Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$15,052	$26,798	$8,659	$4,824	$2,629	$3,898	$43,188	$1,005	$106,053
Special Mention	1,125	—	—	13	1	9	220	344	1,712
Classified	—	—	—	3	—	—	9	—	12
Total	$16,177	$26,798	$8,659	$4,840	$2,630	$3,907	$43,417	$1,349	$107,777
Current period gross charge-offs	$231	$81	$—	$—	$—	$—	$—	$—	$312
Marine loans
Pass	$86,001	$128,456	$35,492	$667	$—	$—	$—	$—	$250,616
Special Mention	—	—	—	—	—	—	—	—	—
Classified	367	185	—	—	—	—	—	—	552
Total	$86,368	$128,641	$35,492	$667	$—	$—	$—	$—	$251,168
Current period gross charge-offs	$—	$126	$—	$—	$—	$—	$—	$—	$126
Consumer loans
Pass	$3,427	$13,950	$6,205	$8,687	$1,747	$21	$8,354	$28	$42,419
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$3,427	$13,950	$6,205	$8,687	$1,747	$21	$8,354	$28	$42,419
Current period gross charge-offs	$—	$3	$—	$66	$—	$—	$52	$—	$121
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	253	—	—	—	—	—	—	—	253
Total	$253	$—	$—	$—	$—	$—	$—	$—	$253
Current period gross charge-offs	$182	$—	$—	$—	$—	$—	$—	$—	$182
Other loans
Pass	$69	$10,176	$—	$—	$—	$2,587	$55	$8	$12,895
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$69	$10,176	$—	$—	$—	$2,587	$55	$8	$12,895
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$313,375	$418,126	$221,252	$154,911	$44,891	$138,304	$110,543	$12,258	$1,413,660
Special Mention	1,749	11,011	3,749	8,398	3,544	4,428	269	344	33,492
Classified	620	185	2,052	3,001	—	2,094	24	31	8,007
Total	$315,744	$429,322	$227,053	$166,310	$48,435	$144,826	$110,836	$12,633	$1,455,159
Total current period gross charge-offs	$413	$210	$—	$66	$—	$—	$52	$—	$741

	As of
	December 31, 2022
	(in thousands)
INTERNAL RISK RATING GRADES	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial - Non Real Estate:
Commercial & Industrial	$247,061	$526	$72	$—	$—	$247,659
Commercial Real Estate:
Owner Occupied	212,074	20,020	21	—	—	232,115
Non-owner occupied	257,625	16,189	1,706	—	—	275,520
Construction and Farmland:
Residential	11,235	—	21	—	—	11,256
Commercial	69,427	153	8,815	—	—	78,395
Residential:
Equity Lines	43,124	310	154	—	—	43,588
Single family	251,247	5,972	951	—	—	258,170
Multifamily	39,806	—	—	—	—	39,806
All other loans	12,721	—	—	—	—	12,721
Total	$1,144,320	$43,170	$11,740	$—	$—	$1,199,230

					Performing	Nonperforming
Consumer Credit Exposure by Payment Activity					$116,908	$202

NOTE 5. Restructurings for Borrowers Experiencing Financial Difficulty

The Company adopted the amendments in ASU 2022-02, which eliminated accounting guidance on TDR loans for creditors and requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty that we made on or after January 1, 2023.

The following table presents the amortized cost of loans that were modified during the twelve months ended December 31, 2023 by loan portfolio segment:

	Twelve Months Ended
	December 31, 2023
	(in thousands)
	Term Extension	Total	% of Total Class of Loans
Mortgage real estate loans:
Residential First Lien - Owner Occupied	$355	$355	0.20%
Total	$355	$355

None of the loans that were modified defaulted during the twelve months ended December 31, 2023 and the loans remained current with contractual payments as of December 31, 2023. The financial effects of the term extensions during the period added a weighted average of 1.0 years to the life of loans which reduced the payment amounts for the borrowers.

Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR.

There were twenty eight (28) troubled debt restructured loans totaling $4.6 million at December 31, 2022. Two loans, totaling $133 thousand, were in nonaccrual status at December 31, 2022.

The following tables set forth information on the Company’s troubled debt restructurings by class of loans occurring during the year ended December 31, 2022:

		Twelve Months Ended
		December 31, 2022
		(in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial - Non Real Estate:
Commercial & Industrial
Commercial Real Estate
Owner Occupied	1	$185	$185
Non-owner occupied	1	161	161
Construction and Farmland
Commercial	1	639	639
Consumer:
Installment	1	20	21
Residential
Equity
Single family	9	1,676	1,704
Total	13	$2,681	$2,710

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

There were no payment defaults during the twelve months ended December 31, 2022 for TDRs that were restructured within the preceding twelve-month period.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan.

NOTE 6. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
	(in thousands)
Land	$6,644	$6,644
Buildings and improvements	19,247	18,649
Furniture and equipment	9,729	9,345
	$35,620	$34,638
Less accumulated depreciation	17,512	16,574
Bank premises and equipment, net	$18,108	$18,064

Depreciation expense on buildings and improvements was $498 thousand and $486 thousand for the years ended 2023 and 2022, respectively. Depreciation expense on furniture and equipment was $504 thousand and $493 thousand for the years ended 2023 and 2022, respectively.

NOTE 7. Deposits

The composition of deposits at December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Noninterest bearing demand deposits	$436,619	$478,750
Savings and interest bearing demand deposits:
NOW accounts	$253,353	$189,144
Money market accounts	263,633	265,290
Regular savings accounts	139,453	172,997
	$656,439	$627,431
Time deposits:
Balances of less than $250,000	$257,418	$87,531
Balances of $250,000 or greater	155,846	70,363
	$413,264	$157,894
	$1,506,322	$1,264,075

Savings and interest bearing demand deposits included $115.7 million and $59.5 million in reciprocal deposits at December 31, 2023 and 2022, respectively. Time deposits with balances of less than $250,000 included $30.1 million and $4.6 million in brokered certificates of deposit at December 31, 2023 and 2022, respectively.

The outstanding balance of time deposits at December 31, 2023 was due as follows:

December 31, 2023
(in thousands)
2024	$402,814
2025	5,019
2026	2,450
2027	1,844
2028	327
Thereafter	810
$413,264

Deposit overdrafts reclassified as loans totaled $253 thousand and $218 thousand at December 31, 2023 and 2022, respectively.

NOTE 8. Borrowings

The Company has borrowings in the form of federal funds purchased, Federal Home Loan Bank of Atlanta ("FHLB") advances and subordinated notes.

The following table presents selected information on short-term borrowings for the years ended December 31, 2023 and 2022, consisting of FHLB advances and federal funds purchased.

	December 31,
	2023	2022
	(dollars in thousands)
Balance at year-end	$20,000	$207,980
Average balance during the year	$45,801	$47,470
Average interest rate during the year	4.68%	3.09%
Maximum month-end balance during the year	$150,000	$207,980

At December 31, 2023 and 2022, the Company's short-term FHLB advances totaled $20.0 million and $175.0 million, respectively, and federal funds purchased totaled $0 and $33.0 million, respectively.

The Company's long-term borrowings with the FHLB were $145.0 million and $0 at December 31, 2023 and 2022, respectively.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 15. Federal funds purchased generally mature each business day. At December 31, 2023 these available lines totaled $78.0 million.

The Company had $115.6 million in irrevocable letters of credit at December 31, 2023 with the FHLB to secure public deposits.

As of December 31, 2023, Company had remaining credit availability in the amount of $169.6 million with the FHLB. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB. The amount of the available credit is also limited to 20% of total Bank assets.

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the "Notes"). The net proceeds of the Notes were used for general corporate purposes, organic growth and to support the Bank's regulatory capital ratios.

The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35% with interest during the period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $556 thousand and $623 thousand at December 31, 2023 and 2022, respectively.

NOTE 9. Income Taxes

The Company files income tax returns with the United States of America, the Commonwealth of Virginia and West Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2020.

The net deferred tax asset at December 31, 2023 and 2022 consisted of the following components:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$3,043	$2,342
Reserve for unfunded commitments	101	14
Share-based compensation	327	222
Accrued postretirement benefits	18	21
Home equity origination costs	85	81
Accrued incentive benefit	89	—
Nonaccrual interest	75	48
Lease liabilities	977	1,045
Credit carryforward	1,689	648
Securities available for sale	4,790	5,440
Other	25	26
	$11,219	$9,887
Deferred tax liabilities:
Property and equipment	$853	$710
Right-of-use assets	921	1,001
Loan servicing rights	32	144
	$1,806	$1,855
Net deferred tax asset	$9,413	$8,032

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2023 and 2022 consisted of the following components:

	December 31,
	2023	2022
	(in thousands)
Current tax expense	$2,785	$3,236
Deferred tax (benefit)	(1,509)	(86)
	$1,276	$3,150

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022
	(in thousands)
Statutory federal corporate tax amount	$2,232	$3,711
Tax-exempt interest (income)	(76)	(81)
Officer insurance (income)	(134)	(131)
Net tax credits	(756)	(353)
Other, net	10	4
	$1,276	$3,150

The effective tax rates were 12.00% and 17.83% for years ended December 31, 2023 and 2022, respectively. The effective tax rates were impacted by tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

NOTE 10. Stock-Based Compensation

On May 16, 2023, the Company's shareholders approved the 2023 Stock Incentive Plan ("the 2023 Plan") which allows key employees and directors to increase their personal financial interest in the Company. The 2023 Plan permits the issuance of incentive stock options and non-qualified stock options and the award of common stock, restricted stock, and stock units. The plan authorizes the issuance of up to 250,000 shares of common stock. The 2023 Plan replaced the 2014 Stock Incentive Plan. To date, equity awards have only been issued in the form of restricted stock.

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which, beginning in 2023, vest over a period of one year. Prior to 2023 the vesting period for outside directors was typically less than nine months. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting performance measures over a two year period. Certain non-executive officers also were granted restricted shares which vest over a three year service period.

The following table presents the activity for restricted stock awards for the years ended December 31, 2023 and 2022:

	Twelve Months Ended
	December 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	38,780	$33.47	31,738	$30.70
Granted	37,941	35.79	31,648	35.19
Vested	(17,402)	33.26	(23,079)	32.11
Forfeited	(2,405)	35.40	(1,527)	32.13
Nonvested, end of period	56,914	$35.06	38,780	$33.47

The Company recognizes compensation expense over the vesting period based on the fair value of the Company's stock on the grant date. Compensation expense was $1.2 million and $1.0 million during December 31, 2023 and 2022, respectively. The total grant date fair value of restricted stock which vested was $579 thousand and $741 thousand for the years ended December 31, 2023 and 2022, respectively. The total vest date fair value of restricted stock which vested was $609 thousand and $819 thousand for the years ended December 31, 2023 and 2022, respectively. Unrecognized compensation cost related to unvested restricted stock was $456 thousand at December 31, 2023. This amount is expected to be recognized over a weighted average period of two years. The Company's policy is to recognize forfeitures as they occur.

NOTE 11. Employee Benefits

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. The Company matches 50 percent of employee contributions, on a maximum of six percent of salary deferred. The 401(k) plan includes a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Qualifying employees receive non-elective safe-harbor contributions equal to three percent of their salary. Company match and safe-harbor contributions are contributed each pay period. Qualifying employees will receive an additional annual contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $2.2 million in 2023 and $1.9 million in 2022.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $4 thousand and $8 thousand at December 31, 2023 and 2022, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $29 thousand in 2023 and 2022. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

The Company's Employee Stock Ownership Plan ("ESOP") was terminated during the second quarter of 2023 and, as of December 31, 2023, all plan assets have been disbursed. As part of the termination process, and as required by applicable law, participants were offered the opportunity to direct the Company to repurchase shares of Company stock distributed from the ESOP. A total of 3,772 shares were repurchased and 91,505 shares moved to participant accounts. There were no contributions in 2023 and 2022.

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

The Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $250 thousand at December 31, 2023 and 2022.

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

The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2023	December 31, 2022
Lease liability	$4,653	$4,978
Right-of-use asset	$4,387	$4,766
Weighted average remaining lease term	14 years	14 years
Weighted average discount term	3.09%	3.04%

	Twelve Months Ended
Lease Cost	December 31, 2023	December 31, 2022
Operating lease cost	$528	$528
Variable lease cost	—	—
Short-term lease cost	14	15
Total lease cost	$542	$543

Cash paid for amounts included in the measurement of lease liabilities	$473	$466

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	December 31, 2023
Twelve months ending December 31, 2024	$480
Twelve months ending December 31, 2025	504
Twelve months ending December 31, 2026	397
Twelve months ending December 31, 2027	391
Twelve months ending December 31, 2028	395
Thereafter	3,754
Total undiscounted cash flows	$5,921
Discount	(1,268)
Lease liability	$4,653

NOTE 14. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $5.0 million and $5.1 million at December 31, 2023 and 2022, respectively. These balances reflect total principal additions of $544 thousand and total principal payments of $689 thousand, during 2023. The aggregate balance of deposits from directors, principal officers and their related parties was $7.0 million and $11.1 million at December 31, 2023 and 2022, respectively.

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

In 2019, the federal banking agencies jointly issued a final rule that provided for an optional, simplified measure of capital adequacy, the Community Bank Leverage Ratio framework (CBLR), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020. The CBLR removed the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the CBLR and that maintain a leverage ratio of greater than the required minimum will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the regulatory capital rules, an institution electing to use the CBLR must maintain a minimum leverage ratio of 9%. Qualifying institutions are allowed a two-quarter grace period to correct a ratio that falls below the required amount, provided the institution maintains a ratio of more than 8%. At December 31, 2022, the Bank was a qualifying institution and elected to utilize the CBLR to measure capital adequacy. As such, the related amounts and ratios for December 31, 2022, are presented below using the CLBR. The Bank entered the CLBR two-quarter grace period on June 30, 2023, having fallen below the minimum ratio of 9%, and at December 31, 2023 its leverage ratio was 8.48%. Therefore, the amounts and ratios at December 31, 2023 are presented using the risk-based capital framework and not the CLBR.

At December 31, 2023, and 2022, management believes the Bank met all capital adequacy requirements to which it was subject. Additionally, at December 31, 2023, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Bank’s actual capital amounts and ratios at December 31, 2023 and 2022:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2023
Common Equity Tier 1 Capital to Risk Weighted Assets	$155,453	10.27%	$68,121	4.50%	$98,397	6.50%
Total Capital to Risk Weighted Assets	168,925	11.16%	121,104	8.00%	151,380	10.00%
Tier 1 Capital to Risk Weighted Assets	155,453	10.27%	90,828	6.00%	121,104	8.00%
Tier 1 Capital to Average Assets	155,453	8.48%	73,367	4.00%	91,709	5.00%

December 31, 2022
Tier 1 Capital to Average Assets	142,530	9.15%	n/a	n/a	140,210	9.00%

In addition to the minimum regulatory capital required for capital adequacy purposes under the risk-based capital framework, financial institutions also required to maintain a minimum capital conservation buffer of greater than 2.5% in order to avoid restrictions on capital distributions and other payments. At December 31, 2023, the Bank's capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer. Under CLBR, the Bank was not subject to the capital conservation buffer.

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

At December 31, 2023, the Bank’s retained earnings available for the payment of dividends to the Company was $32.3 million. Accordingly, $103.9 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2023. Funds available for loans or advances by the Bank to the Company amounted to $16.9 million at December 31, 2023.

NOTE 17. Dividend Investment Plan

The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at its fair market value on each dividend record date. Shares of common stock purchased through the Plan can be purchased at a price equal to the market price of the shares. No changes have been made to the operation of the dividend reinvestment features of the Plan during 2023 and 2022.

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

The Company’s exposure to credit losses is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. As of January 1, 2023, unfunded loan commitments that are not unconditionally cancelable by the Company are measured for expected credit losses under ASU 2016-13. The adoption of ASU 2016-13 on January 1, 2023, resulted in an adjustment to the Company's reserve for unfunded loan commitments of $406 thousand. At December 31, 2023, the reserve balance totaled $479 thousand.

At December 31, 2023 and 2022, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Commitments to extend credit	$37,724	$27,927
Unfunded commitments under lines of credit	227,717	191,259
Commercial and standby letters of credit	3,964	7,069

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2023, $3.8 million of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2023 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $9.0 million.

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

Other Service Charges and Fees

The majority of the Company’s noninterest income is derived from short term contracts associated with services provided for other ancillary services such as ATM fees, brokerage commissions and loan servicing fees. The Company’s performance obligations on revenue generated from these ancillary services are generally satisfied immediately, when the transaction occurs, or by month-end. Typically, the duration of a contract does not extend beyond the services performed. Due to the short duration of most customer contracts which generate these sources of noninterest income, no significant judgments must be made in the determination of the amount and timing of revenue recognized.

The Company earns interchange fees from credit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized no less than monthly.

Noninterest income disaggregated by major source, for the years ended December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
	(dollar in thousands)
Noninterest income:
Wealth management fees(1):
Trust asset management fees	$3,871	$3,095
Brokerage commissions	1,055	1,054
Service charges on deposit accounts(1):
Overdrawn account fees	1,399	1,194
Monthly and other service charges	411	424
Other service charges and fees:
Interchange fees (1)	449	366
ATM fees (1)	3,392	3,103
Secondary market fees	—	3
Other charges and fees (2)	572	471
Gain (loss) on the sale and disposal of bank premises and equipment (1)	14	(11)
Gain on the sale of marine finance assets	435	—
(Loss) on sale of securities	—	(737)
Gain on sale of loans	1,428	1,875
Bank owned life insurance income	713	626
Other operating income (3)	1,006	1,882
Total noninterest income	$14,745	$13,345

(1)
Income within the scope of Topic 606.
(2)
Includes income within the scope of Topic 606 of $327 thousand and $309 thousand for the years ended December 31, 2023 and 2022, respectively. The remaining balance is outside the scope of Topic 606.
(3)
Includes income within the scope of Topic 606 of $778 thousand and $1.2 million for the years ended December 31, 2023 and 2022, respectively. The remaining balance is outside the scope of Topic 606.

Contract Balances

The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2023 and December 31, 2022, the Company did not have any significant contract balances.

NOTE 20. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2023 and 2022 are summarized as follows:

	2023
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$18,558	$20,364	$22,191	$22,015
Net interest income after provision for credit losses	11,980	12,039	12,700	11,923
Noninterest income	3,526	3,357	4,209	3,653
Noninterest expenses	12,386	12,955	14,133	13,280
Income before income taxes	3,120	2,441	2,776	2,296
Net income	2,585	2,058	2,319	2,395
Net income per common share, basic	0.73	0.58	0.66	0.69
Net income per common share, diluted	0.73	0.58	0.66	0.69
Dividends per common share	0.30	0.30	0.30	0.30

	2022
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$11,509	$12,647	$14,366	$16,164
Net interest income after provision for credit losses	10,599	11,559	12,899	12,326
Noninterest income	3,243	3,849	3,164	3,089
Noninterest expenses	9,923	10,528	11,058	11,548
Income before income taxes	3,919	4,880	5,005	3,867
Net income	3,250	3,992	4,082	3,197
Net income per common share, basic	0.94	1.14	1.17	0.92
Net income per common share, diluted	0.94	1.14	1.17	0.92
Dividends per common share	0.28	0.28	0.29	0.30

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022:

		Fair Value Measurements at
		December 31, 2023
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$8,591	$—	$8,591	$—
Mortgage-backed securities	118,822	—	118,822	—
Obligations of states and political subdivisions	5,931	—	5,931	—
Subordinated debt	4,099	—	4,099	—
Derivative:
Interest rate swaps on loans	1,465	—	1,465	—
Total assets at fair value	$138,908	$—	$138,908	$—
Liabilities:
Interest rate swaps on loans	$1,465		$1,465	$—
Total liabilities at fair value	$1,465	$—	$1,465	$—

		Fair Value Measurements at
		December 31, 2022
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$9,135	$—	$9,135	$—
U.S. treasury notes	—		—	—
Mortgage-backed securities	129,153	—	129,153	—
Obligations of states and political subdivisions	6,607	—	6,607	—
Subordinated debt	4,261	—	4,261	—
Derivative:
Interest rate swaps on loans	1,017	—	1,017	—
Total assets at fair value	$150,173	$—	$150,173	$—
Liabilities:
Interest rate swaps on loans	$1,017		$1,017	$—
Total liabilities at fair value	$1,017	$—	$1,017	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. There were no individually evaluated collateral dependent loans recorded at fair value at December 31, 2023 or 2022.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses on loans. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value component in its valuation follows the provisions of GAAP. The Company had a a balance of $0 and $108 thousand in other real estate owned at December 31, 2023 and 2022, respectively.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. These loans consisted of one-to-four family residential loans originated for sale in the secondary market at December 31, 2023. Fair value is based on prices the secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at December 31, 2023 and December 31, 2022.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at December 31, 2022:

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

The carrying amount and fair value of the Company’s financial instruments at December 31, 2023 and 2022 were as follows:

		Fair Value Measurements at
		December 31, 2023
		Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
	(in thousands)
Financial Assets:
Cash and short-term investments	$138,353	$138,353	$—	$—	$138,353
Securities available for sale	137,443	—	137,443	—	137,443
Restricted Investments	9,568	—	9,568	—	9,568
Loans held for sale	1,661	—	1,661	—	1,661
Loans, net	1,448,193	—	—	1,377,017	1,377,017
Bank owned life insurance	29,575	—	29,575	—	29,575
Accrued interest receivable	5,008	—	5,008	—	5,008
Interest rate swaps	1,465	—	1,465	—	1,465
Financial Liabilities:
Deposits	$1,506,322	$—	$1,506,147	$—	$1,506,147
Federal Home Loan Bank advances, short-term	20,000	—	19,954	—	19,954
Federal Home Loan Bank advances, long-term	145,000	—	145,141	—	145,141
Subordinated debt	29,444	—	25,581	—	25,581
Accrued interest payable	2,364	—	2,364	—	2,364
Interest rate swaps	1,465	—	1,465	—	1,465

		Fair Value Measurements at
		December 31, 2022
		Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)	December 31, 2022
	(in thousands)
Financial Assets:
Cash and short-term investments	$66,894	$66,894	$—	$—	$66,894
Securities available for sale	149,156	—	149,156	—	149,156
Restricted Investments	9,233	—	9,233	—	9,233
Loans held for sale	153		153		153
Loans, net	1,312,565	—	—	1,260,149	1,260,149
Bank owned life insurance	23,862	—	23,862	—	23,862
Accrued interest receivable	3,902	—	3,902	—	3,902
Interest rate swaps	1,017	—	1,017	—	1,017
Financial Liabilities:
Deposits	$1,264,075	$—	$1,262,859	$—	$1,262,859
Federal funds purchased and securities sold under agreements to repurchase	32,980	—	32,980	—	32,980
Federal Home Loan Bank advances, short-term	175,000	—	174,705	—	174,705
Subordinated debt	29,377	—	26,101	—	26,101
Accrued interest payable	926	—	926	—	926
Interest rate swaps	1,017	—	1,017	—	1,017

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

Changes to accumulated other comprehensive (loss) by components are shown in the following tables for the years ended December 31, 2023 and 2022:

	Twelve Months Ended
	December 31,
	2023			2022
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(20,465)	$19	$(20,446)	$(174)	$19	$(155)
Other comprehensive income (loss) before reclassifications	3,095	(8)	3,087	(26,422)	—	(26,422)
Reclassifications from other comprehensive (loss)	—	—	—	737	—	737
Tax effect of current period changes	(650)	3	(647)	5,394	—	5,394
Current period changes net of taxes	2,445	(5)	2,440	(20,291)	—	(20,291)
December 31	$(18,020)	$14	$(18,006)	$(20,465)	$19	$(20,446)

For the years ended December 31, 2023 and 2022, $0 and ($737) thousand, respectively, was reclassified out of accumulated other comprehensive (loss) and appeared as loss on sale of securities in the Consolidated Statement of Income. The tax benefit related to these reclassifications was $0 and $155 thousand for the years ended December 31, 2023 and 2022, respectively. The tax is included in Income Tax Expense in the Consolidated Statements of Income.

NOTE 23. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2023 and 2022

(dollars in thousands)

	2023	2022
Assets
Cash held in subsidiary bank	$1,125	$8,222
Investment in subsidiary	136,130	122,767
Other assets	906	455
Total assets	$138,161	$131,444

Liabilities and Shareholders’ Equity
Subordinated debt	$29,444	$29,377
Other liabilities	338	338
Total liabilities	$29,782	$29,715

Shareholders’ Equity
Common stock	$8,660	$8,629
Surplus	14,280	13,268
Retained earnings	103,445	100,278
Accumulated other comprehensive (loss)	(18,006)	(20,446)
Total shareholders’ equity	$108,379	$101,729
Total liabilities and shareholders’ equity	$138,161	$131,444

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2023 and 2022

(dollars in thousands)

	2023	2022
Income
Dividends from subsidiary bank	$4,000	$—
Total income	$4,000	$—

Expenses
Interest expense on subordinated debt	$1,417	$1,067
Other operating expenses	523	369
Total expenses	$1,940	$1,436
Income (loss) before income tax (benefit) and equity in undistributed earnings of subsidiary bank	$2,060	$(1,436)

Income Tax (Benefit)	(413)	(315)
Income (loss) before equity in undistributed earnings of subsidiary bank	$2,473	$(1,121)

Equity in Undistributed Net Income of Subsidiary Bank	6,884	15,642
Net income	$9,357	$14,521
Comprehensive income (loss)	$11,797	$(5,770)

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(dollars in thousands)

	2023	2022
Cash Flows from Operating Activities
Net Income	$9,357	$14,521
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation expense	1,213	1,017
Undistributed earnings of subsidiary bank	(6,884)	(15,642)
Amortization of debt issuance costs	67	51
Changes in assets and liabilities:
(Increase) in other assets	(451)	(330)
Increase in other liabilities	—	338
Net cash provided by (used in) operating activities	$3,302	$(45)

Cash Flows from Investing Activities
Capital contribution to bank subsidiary	$(6,000)	$(20,000)
Net cash (used in) investing activities	$(6,000)	$(20,000)

Cash Flows from Financing Activities
Issuance of subordinated debt, net of issuance costs	$—	$29,326
Cash dividends paid	(4,229)	(3,808)
Issuance of common stock, employee benefit plan	132	164
Retirement of common stock	(302)	(154)
Net cash (used in) provided by financing activities	$(4,399)	$25,528
(Decrease) increase in cash	$(7,097)	$5,483

Cash
Beginning	$8,222	$2,739
Ending	$1,125	$8,222

NOTE 24. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the twelve months ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Balance, beginning	$108	$—
Net loans transferred to OREO	—	108
Gain on foreclosure	—	—
Sales	(108)	—
Valuation adjustments	—	—
Balance, ending	$—	$108

The major classifications of other real estate owned in the consolidated balance sheets at December 31, 2023 and 2022 were as follows:

	As of
	December 31, 2023	December 31, 2022
	(in thousands)
Construction and Farmland	$—	$—
Residential Real Estate	—	108
Commercial Real Estate	—	—
Subtotal	$—	$108
Less valuation allowance	—	—
Total	$—	$108

There were no loans in the process of foreclosure at December 31, 2023 and December 31, 2022.

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

At December 31, 2023 and 2022, the balance of the investments for qualified affordable housing projects was $2.0 million and $2.3 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. There were no unfunded commitments related to the Company's qualified affordable housing projects at December 31, 2023 and 2022.

During the twelve months ended December 31, 2023 and 2022, the Company recognized amortization expense of $265 thousand and $278 thousand. The amortization expense was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2023 are $354 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during 2023 and 2022 were $389 thousand and $387 thousand, respectively.

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

	December 31, 2023
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$41,051	$844	$621
Matched interest rate swaps with counterparty	41,051	621	844

	December 31, 2022
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$23,141	$1,017	$—
Matched interest rate swaps with counterparty	23,141	—	1,017

NOTE 27. Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. Revenue from community banking operations consist primarily of net interest income related to investments in non-marine loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine loans and gains on sales of loans. The wealth management division's net revenues are comprised primarily of income from offering wealth management services and insurance products through third-party service providers.

On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million, its rights to service loans that had been sold to secondary market investors prior to the date of sale (valued at $595 thousand on balance sheet prior to sale), and other assets that were not individually significant. The Company received total consideration, net of selling expenses, of $53.5 million and recognized a gain of $435 thousand. The assets sold as well as their related revenues and contribution to earnings did not constitute a significant portion of the Company's assets or operating results for the year ended December 31, 2023. Subsequent to the sale of these assets, the Company retained ownership of its marine vessel retail loans which continue to constitute a significant portion of the Company's assets, revenues, and earnings. The Company expects to cease accepting new marine lending business and hold the retained outstanding loans until they are ultimately repaid.

Financial information of the parent company is included in the "All Other" category. The parent company's revenue and expenses are comprised primarily of interest expense associated with subordinated debt.

The following table provides income and asset information as of and for the twelve months ended December 31, 2023 and 2022, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income.

	Twelve Months Ended
	December 31, 2023
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$67,990	$15,138	$—	$—	$—	$83,128
Interest Expense	25,850	5,570	—	1,417	—	32,837
Net Interest Income (Expense)	42,140	9,568	—	(1,417)	—	50,291
Gain on sales of loans	1,117	311	—	—	—	1,428
Other noninterest income	7,313	1,078	4,926	—	—	13,317
Net Revenue	50,570	10,957	4,926	(1,417)	—	65,036
Provision for credit losses	2,051	(402)	—	—	—	1,649
Noninterest expense	44,479	5,106	2,646	523	—	52,754
Income before taxes	4,040	6,253	2,280	(1,940)	—	10,633
Income tax expense (benefit)	(103)	1,313	479	(413)	—	1,276
Net Income	$4,143	$4,940	$1,801	$(1,527)	$—	$9,357

Other data:
Capital expenditures	$1,035	$36	$—	$—	$—	$1,071
Depreciation and amortization	1,573	224	126	67	—	1,990

	Twelve Months Ended
	December 31, 2022
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$47,554	$7,132	$—	$—	$—	$54,686
Interest Expense	4,026	380	—	1,067	—	5,473
Net Interest Income (Expense)	43,528	6,752	—	(1,067)	—	49,213
Gain on sales of loans	478	1,397	—	—	—	1,875
Other noninterest income	7,222	99	4,149	—	—	11,470
Net Revenue	51,228	8,248	4,149	(1,067)	—	62,558
Provision for credit losses	1,059	771	—	—	—	1,830
Noninterest expense	36,401	3,695	2,590	371	—	43,057
Income before taxes	13,768	3,782	1,559	(1,438)	—	17,671
Income tax expense (benefit)	2,343	794	328	(315)	—	3,150
Net Income	$11,425	$2,988	$1,231	$(1,123)	$—	$14,521

Other data:
Capital expenditures	$829	$9	$—	$—	$—	$838
Depreciation and amortization	1,499	236	124	51	—	1,910

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at December 31, 2023	$1,562,600	$261,011	$1,080	$906	$—	$1,825,597
Total assets at December 31, 2022	1,377,461	237,595	1,206	455	—	1,616,717

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2023, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2023, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to the Proxy Statement for the 2024 Annual Meeting of Shareholders to be held May 21, 2024.

Item 11. Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to the Proxy Statement for the 2024 Annual Meeting of Shareholders to be held May 21, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to the Proxy Statement for the 2024 Annual Meeting of Shareholders to be held May 21, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to the Proxy Statement for the 2024 Annual Meeting of Shareholders to be held May 21, 2024.

Item 14. Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to the Proxy Statement for the 2024 Annual Meeting of Shareholders to be held May 21, 2024.

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

10.3

Eagle Financial Services, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 16, 2023, filed on April 5, 2023).*

10.4

Eagle Financial Services, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2014, filed on April 21, 2014).*

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

10.11

Asset Purchase and Servicing Rights Agreement, by and between Bank of Clarke and Axos Bank, dated as of August 23, 2023 (incorporated by reference to Exhibit 10.1 to Eagle Financial Services, Inc.’s Current Report on Form 8-K filed August 24, 2023).

10.12

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

101

The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included with Exhibit 101).

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
Brandon C. Lorey
President and Chief Executive Officer

Date: March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2024.

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