Form 10-Q
period 2024-03-31
EAGLE FINANCIAL SERVICES INC
filed 2024-05-15
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 9, 2024 was 3,556,844.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$12,887	$15,417
Interest-bearing deposits with other institutions	55,393	96,649
Federal funds sold	59,353	26,287
Total cash and cash equivalents	$127,633	$138,353
Securities available for sale, at fair value, amortized cost of $156,962 and $160,251, respectively	131,867	137,443
Restricted investments, at cost	9,239	9,568
Loans held for sale	1,593	1,661
Loans	1,439,052	1,462,686
Allowance for credit losses	(14,448)	(14,493)
Net Loans	$1,424,604	$1,448,193
Bank premises and equipment, net	17,954	18,108
Bank owned life insurance	29,843	29,575
Other assets	40,168	42,696
Total assets	$1,782,901	$1,825,597
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$424,869	$436,619
Savings and interest bearing demand deposits	666,730	656,439
Time deposits	382,343	413,264
Total deposits	$1,473,942	$1,506,322
Federal funds purchased	347	—
Federal Home Loan Bank advances, short-term	10,000	20,000
Federal Home Loan Bank advances, long-term	145,000	145,000
Subordinated debt, net of unamortized issuance costs	29,461	29,444
Other liabilities	16,446	16,452
Total liabilities	$1,675,196	$1,717,218
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2024, 3,557,229 including 75,297 shares of unvested restricted stock; issued and outstanding 2023, 3,520,894 including 56,914 shares of unvested restricted stock	8,705	8,660
Surplus	14,368	14,280
Retained earnings	104,449	103,445
Accumulated other comprehensive (loss)	(19,817)	(18,006)
Total shareholders’ equity	$107,705	$108,379
Total liabilities and shareholders’ equity	$1,782,901	$1,825,597

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Interest and Dividend Income
Interest and fees on loans	$19,963	$17,167
Interest and dividends on securities available for sale:
Taxable interest income	758	804
Interest income exempt from federal income taxes	5	4
Dividends	156	83
Interest on deposits in banks	991	490
Interest on federal funds sold	39	10
Total interest and dividend income	$21,912	$18,558
Interest Expense
Interest on deposits	$7,424	$3,459
Interest on federal funds purchased	—	70
Interest on Federal Home Loan Bank advances	1,710	2,031
Interest on subordinated debt	354	354
Total interest expense	$9,488	$5,914
Net interest income	$12,424	$12,644
Provision for Credit Losses	475	664
Net interest income after provision for credit losses	$11,949	$11,980
Noninterest Income
Wealth management fees	$1,456	$1,158
Service charges on deposit accounts	454	436
Other service charges and fees	969	1,047
Gain on sale of loans	161	456
Bank owned life insurance income	268	179
Other operating income	163	250
Total noninterest income	$3,471	$3,526
Noninterest Expenses
Salaries and employee benefits	$7,185	$7,298
Occupancy expenses	569	518
Equipment expenses	373	323
Advertising and marketing expenses	237	296
Stationery and supplies	24	22
ATM network fees	380	351
Other real estate owned expense	—	5
(Gain) on other real estate owned	—	(7)
FDIC assessment	409	266
Computer software expense	233	310
Bank franchise tax	331	263
Professional fees	506	713
Data processing fees	565	402
Other operating expenses	1,565	1,626
Total noninterest expenses	$12,377	$12,386
Income before income taxes	$3,043	$3,120
Income Tax Expense	495	535
Net income	$2,548	$2,585
Earnings Per Share
Net income per common share, basic	$0.72	$0.73
Net income per common share, diluted	$0.72	$0.73

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$2,548	$2,585
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of deferred income tax of $(480) and $792 for the three months ended, respectively	(1,807)	2,980
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $(1) and $(3) for the three months ended, respectively	(4)	(5)
Total other comprehensive (loss) income	(1,811)	2,975
Total comprehensive income	$737	$5,560

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2022	$8,629	$13,268	$100,278	$(20,446)	101,729
Cumulative effect adjustment for CECL	—	—	(1,961)	—	(1,961)
Net income	—	—	2,585	—	2,585
Other comprehensive income	—	—	—	2,975	2,975
Vesting of restricted stock awards, stock incentive plan (12,749 shares)	31	(31)	—	—	—
Stock-based compensation expense	—	317	—	—	317
Repurchase and retirement of common stock (3,590 shares)	(9)	(119)	—	—	(128)
Dividends declared ($0.30 per share)	—	—	(1,057)	—	(1,057)
March 31, 2023	$8,651	$13,435	$99,845	$(17,471)	$104,460

December 31, 2023	$8,660	$14,280	$103,445	$(18,006)	$108,379
Cumulative effect adjustment for adopton of ASU 2023-02	—	—	(477)	—	(477)
Net income	—	—	2,548	—	2,548
Other comprehensive (loss)	—	—	—	(1,811)	(1,811)
Vesting of restricted stock awards, stock incentive plan (23,557 shares)	59	(59)	—	—	—
Stock-based compensation expense	—	302	—	—	302
Repurchase and retirement of common stock (5,605 shares)	(14)	(155)	—	—	(169)
Dividends declared ($0.30 per share)	—	—	(1,067)	—	(1,067)
March 31, 2024	$8,705	$14,368	$104,449	$(19,817)	$107,705

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$2,548	$2,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	248	244
Amortization of other assets	139	319
Origination of loans held for sale	(10,755)	(4,078)
Proceeds from sale of loans held for sale	10,984	4,445
Net (gain) on sales of loans	(161)	(456)
Provision for credit losses	475	664
(Gain) on other real estate owned	—	(7)
Amortization of subordinated debt issuance costs	17	17
Stock-based compensation expense	302	317
Premium amortization on securities, net	68	93
Bank owned life insurance income	(268)	(179)
Changes in assets and liabilities:
Decrease (increase) in other assets	2,452	(3,017)
Increase (decrease) in other liabilities	705	(733)
Net cash provided by operating activities	$6,754	$214
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$3,221	$3,945
Proceeds from the sale of restricted investments	950	—
Purchases of restricted investments	(621)	(2,069)
Purchases of bank premises and equipment	(94)	(7)
Proceeds from the sale of other real estate owned	—	115
Proceeds from sales of loans	—	23,762
Origination of loans net of principal collected	23,003	(100,575)
Funding of capital commitments related to other investments	(664)	(275)
Net cash provided by (used in) investing activities	$25,795	$(75,104)
Cash Flows from Financing Activities
Net (decrease) increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$(1,459)	$10,744
Net (decrease) increase in time deposits	(30,921)	115,132
Net increase (decrease) in federal funds purchased	347	(32,980)
Net (decrease) in short-term Federal Home Loan Bank advances	(10,000)	—
Advances of long-term Federal Home Loan Bank advances	—	45,000
Repurchase and retirement of common stock	(169)	(128)
Cash dividends paid	(1,067)	(1,057)
Net cash (used in) provided by financing activities	$(43,269)	$136,711
(Decrease) increase in cash and cash equivalents	$(10,720)	$61,821
Cash and Cash Equivalents
Beginning	138,353	66,894
Ending	$127,633	$128,715
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$9,923	$4,795
Income taxes	$—	$311
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(2,287)	$3,772
Minimum postretirement liability adjustment	$(5)	$(8)
Repossessed assets acquired in settlement of loans	$111	$—

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2024 and December 31, 2023, the results of operations and the changes in shareholders' equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

On January 1, 2024, the Company adopted Accounting Standards Update ("ASU") 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method," ("ASC 323"). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The adoption resulted in an adjustment of $477 thousand, which reduced the investment balance and shareholders' equity. The Company invests in qualified affordable housing projects. The general purpose of these investments is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, provide tax credits and other tax benefits to investors, and to preserve and protect project assets.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting annual performance measures over a two year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of March 31, 2024, there was $1.4 million of unrecognized compensation cost related to nonvested restricted stock.

The following table presents restricted stock activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	56,914	$35.06	38,780	$33.47
Granted	41,940	30.00	36,378	36.80
Vested	(23,557)	34.22	(12,749)	32.33
Forfeited	—	—	—	—
Nonvested, end of period	75,297	$32.45	62,409	$35.64

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2024 and 2023. During 2024 and 2023, there were no potentially dilutive securities outstanding.

	Three Months Ended
	March 31,
	2024	2023
Average number of common shares outstanding used to calculate basic and diluted earnings per share	3,557,203	3,522,431

NOTE 4. Securities

On January 1, 2023, the Company adopted Accounting Standards Codification ("ASC") 326, which made changes to accounting for available for sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell a security prior to maturity. In addition, ASC 326 requires financial assets measured at amortized cost to measure an expected credit loss under the current expected credit losses ("CECL") methodology that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. All securities information presented below is in accordance with ASC 326.

Amortized costs and fair values of securities available for sale at March 31, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$8,960	$—	$(739)	$8,221
Mortgage-backed securities	137,061	—	(23,330)	113,731
Obligations of states and political subdivisions	6,191	—	(360)	5,831
Subordinated debt	4,750	—	(666)	4,084
	$156,962	$—	$(25,095)	$131,867

	December 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,258	$—	$(667)	$8,591
Mortgage-backed securities	140,052	—	(21,230)	118,822
Obligations of states and political subdivisions	6,191	1	(261)	5,931
Subordinated debt	4,750	—	(651)	4,099
	$160,251	$1	$(22,809)	$137,443

The amortized cost and estimated fair value of securities at March 31, 2024, by the earlier of contractual maturity or expected maturity, are shown below. The Company has elected to exclude accrued interest receivable, totaling $380 thousand at March 31, 2024, from the amortized cost basis of securities. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,269	$1,263
Due after one year through five years	7,446	7,033
Due after five years through ten years	17,473	15,512
Due after ten years	130,774	108,059
	$156,962	$131,867

There have been no sales of available for sale securities during the three months ended March 31, 2024, or 2023.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2024 and December 31, 2023 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$8,221	$739	$8,221	$739
Mortgage-backed securities	—	—	113,731	23,330	113,731	23,330
Obligations of states and political subdivisions	496	4	5,335	356	5,831	360
Subordinated debt	—	—	3,584	666	3,584	666
	$496	$4	$130,871	$25,091	$131,367	$25,095

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$8,591	$667	$8,591	$667
Mortgage-backed securities	—	—	118,822	21,230	118,822	21,230
Obligations of states and political subdivisions	—	—	5,430	261	5,430	261
Subordinated debt	221	29	3,378	622	3,599	651
	$221	$29	$136,221	$22,780	$136,442	$22,809

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 104 debt securities with a fair value below the amortized cost basis, totaling $131.4 million of aggregate fair value as of March 31, 2024. The Company concluded that a credit loss does not exist in its securities portfolio at March 31, 2024, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having a carrying value of $7.4 million at March 31, 2024 were pledged as security for trust accounts.

The composition of restricted investments at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	8,755	9,084
Community Bankers’ Bank Stock	140	140
	$9,239	$9,568

NOTE 5. Loans and Allowance for Credit Losses on Loans

The composition of loans at March 31, 2024 and December 31, 2023 was as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$82,692	$84,145
HELOCs	46,329	47,674
Residential First Lien - Investor	113,813	117,431
Residential First Lien - Owner Occupied	181,323	178,180
Residential Junior Liens	12,690	12,831
Commercial - Owner Occupied	254,744	251,456
Commercial - Non-Owner Occupied & Multifamily	344,192	348,879
Commercial and industrial loans:
SBA PPP loans	45	51
Other commercial and industrial loans	100,067	107,777
Marine loans	247,042	251,168
Consumer loans	34,529	42,419
Overdrafts	1,559	253
Other loans	12,466	12,895
Total loans	$1,431,491	$1,455,159
Net deferred loan costs and premiums	7,561	7,527
Allowance for credit losses	(14,448)	(14,493)
	$1,424,604	$1,448,193

At March 31, 2024, the Company was servicing $7.6 million of loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $144 thousand at March 31, 2024, which are recorded in other assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for credit losses on loans for the three months ended March 31, 2024 and 2023, and the year ended December 31, 2023 were as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(in thousands)
Balance, beginning	$14,493	$11,218	$11,218
Cumulative effect adjustment for adoption of ASC 326	—	2,077	2,077
Provision for credit losses	475	1,641	709
Recoveries added to the allowance	185	298	21
Credit losses charged to the allowance	(705)	(741)	(75)
Balance, ending	$14,448	$14,493	$13,950

Past due loans by class at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$82,692	$82,692	$—
HELOCs	—	19	—	19	46,310	46,329	—
Residential First Lien - Investor	904	—	—	904	112,909	113,813	—
Residential First Lien - Owner Occupied	139	—	147	286	181,037	181,323	—
Residential Junior Liens	—	—	9	9	12,681	12,690	—
Commercial - Owner Occupied	7	—	—	7	254,737	254,744	—
Commercial - Non-Owner Occupied & Multifamily	295	—	—	295	343,897	344,192	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	45	45	—
Other commercial and industrial loans	—	—	162	162	99,905	100,067	159
Marine loans	605	—	514	1,119	245,923	247,042	—
Consumer loans	222	—	252	474	34,055	34,529	252
Overdrafts	—	—	—	—	1,559	1,559	—
Other loans	—	—	—	—	12,466	12,466	—
Total	$2,172	$19	$1,084	$3,275	$1,428,216	$1,431,491	$411

	December 31, 2023
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$84,145	$84,145	$—
HELOCs	—	—	—	—	47,674	47,674	—
Residential First Lien - Investor	844	253	—	1,097	116,334	117,431	—
Residential First Lien - Owner Occupied	—	78	149	227	177,953	178,180	—
Residential Junior Liens	—	—	9	9	12,822	12,831	—
Commercial - Owner Occupied	—	—	—	—	251,456	251,456	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	348,879	348,879	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	51	51	—
Other commercial and industrial loans	9	—	26	35	107,742	107,777	14
Marine loans	—	—	552	552	250,616	251,168	—
Consumer loans	173	—	167	340	42,079	42,419	167
Overdrafts	—	—	—	—	253	253	—
Other loans	—	—	—	—	12,895	12,895	—
Total	$1,026	$331	$903	$2,260	$1,452,899	$1,455,159	$181

Nonaccrual loans by class at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024			December 31, 2023
	(in thousands)			(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$95	$—	$95
HELOCs	—	—	—	15	—	15
Residential First Lien - Investor	1,063	—	1,063	1,085	—	1,085
Residential First Lien - Owner Occupied	224	—	224	228	—	228
Residential Junior Liens	9	—	9	11	—	11
Commercial - Owner Occupied	7	—	7	22	—	22
Commercial - Non-Owner Occupied & Multifamily	2,336	—	2,336	3,625	—	3,625
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	3	—	3	12	—	12
Marine loans	514	—	514	552	—	552
Consumer loans	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$4,156	$—	$4,156	$5,645	$—	$5,645

The allowance for credit losses on loans by segment at March 31, 2024 and December 31, 2023 was as follows:

	As of and For the Three Months Ended
	March 31, 2024
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Charge-Offs	(94)	(15)	—	(74)	(453)	(38)	(31)	—	(705)
Recoveries	2	6	155	14	—	5	3	—	185
Provision	197	(95)	(473)	24	841	(32)	(85)	98	475
Ending balance	$877	$4,621	$5,906	$991	$1,541	$133	$281	$98	$14,448
Ending balance: Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: Collectively evaluated for impairment	$877	$4,621	$5,906	$991	$1,541	$133	$281	$98	$14,448
Loans:
Ending balance	$82,692	$354,155	$598,936	$100,112	$247,042	$34,529	$14,025	$—	$1,431,491
Ending balance: Individually evaluated for impairment	$—	$1,263	$2,336	$—	$514	$—	$—	$—	$4,113
Ending balance: Collectively evaluated for impairment	$82,692	$352,892	$596,600	$100,112	$246,528	$34,529	$14,025	$—	$1,427,378

	As of and For the Year Ended
	December 31, 2023
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,714	$1,735	$2,221	$2,222	$1,555	$299	$472	$—	$11,218
Cumulative effect adjustment for adoption of ASC 326	(1,840)	1,933	3,584	(1,102)	(285)	(123)	(90)	—	2,077
Charge-Offs	—	—	—	(312)	(126)	(121)	(182)	—	(741)
Recoveries	8	18	—	43	—	48	181	—	298
Provision	(110)	1,039	419	176	9	95	13	—	1,641
Ending balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Ending balance: Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: Collectively evaluated for impairment	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Loans:
Ending balance	$84,145	$356,116	$600,335	$107,828	$251,168	$42,419	$13,148	$—	$1,455,159
Ending balance: Individually evaluated for impairment	$95	$1,288	$3,639	$—	$552	$—	$—	$—	$5,574
Ending balance: Collectively evaluated for impairment	$84,050	$354,828	$596,696	$107,828	$250,616	$42,419	$13,148	$—	$1,449,585

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	March 31, 2024			December 31, 2023
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$95	$—	$95
HELOCs	—	—	—	—	—	—
Residential First Lien - Investor	1,063	—	1,063	1,086	—	1,086
Residential First Lien - Owner Occupied	191	—	191	194	—	194
Residential Junior Liens	9	—	9	8	—	8
Commercial - Owner Occupied	—	—	—	14	—	14
Commercial - Non-Owner Occupied & Multifamily	2,336	—	2,336	3,625	—	3,625
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	—	—	—	—	—	—
Marine loans	—	514	514	—	552	552
Consumer loans	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$3,599	$514	$4,113	$5,022	$552	$5,574

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2024.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis is performed on a quarterly basis. The following table presents risk ratings by loan portfolio segment and origination year. Description of these ratings are as follows:

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

Credit quality information by class at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024
	Term Loan Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$3,581	$32,199	$20,332	$4,911	$4,797	$5,904	$3,225	$—	$74,949
Special Mention	—	6,532	—	—	—	1,032	—	—	7,564
Classified	—	—	—	—	143	36	—	—	179
Total	$3,581	$38,731	$20,332	$4,911	$4,940	$6,972	$3,225	$—	$82,692
Current period gross charge-offs	$—	$—	$—	$—	$—	$94	$—	$—	$94
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$46,280	$—	$46,280
Special Mention	—	—	—	—	—	—	49	—	49
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$46,329	$—	$46,329
Current period gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Residential First Lien - Investor
Pass	$1,674	$18,785	$22,529	$30,136	$9,795	$24,715	$—	$1,146	$108,780
Special Mention	—	—	277	276	1,772	1,645	—	—	3,970
Classified	—	—	—	1,063	—	—	—	—	1,063
Total	$1,674	$18,785	$22,806	$31,475	$11,567	$26,360	$—	$1,146	$113,813
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$8,267	$55,504	$34,025	$23,561	$35,310	$23,404	$—	$556	$180,627
Special Mention	—	—	—	—	—	47	—	—	47
Classified	—	—	—	—	—	649	—	—	649
Total	$8,267	$55,504	$34,025	$23,561	$35,310	$24,100	$—	$556	$181,323
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$242	$2,643	$2,836	$3,357	$1,460	$1,926	$—	$186	$12,650
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	25	—	15	40
Total	$242	$2,643	$2,836	$3,357	$1,460	$1,951	$—	$201	$12,690
Current period gross charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Commercial - Owner Occupied
Pass	$3,795	$35,991	$66,215	$35,461	$22,616	$62,550	$1,629	$4,226	$232,483
Special Mention	—	558	10,193	4,397	2,129	3,525	—	—	20,802
Classified	—	—	—	958	494	7	—	—	1,459
Total	$3,795	$36,549	$76,408	$40,816	$25,239	$66,082	$1,629	$4,226	$254,744
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Non-Owner Occupied & Multifamily
Pass	$959	$41,292	$80,586	$65,003	$62,800	$47,580	$1,196	$5,561	$304,977
Special Mention	—	15,671	10,807	3,659	6,741	—	—	—	36,878
Classified	—	—	—	—	2,337	—	—	—	2,337
Total	$959	$56,963	$91,393	$68,662	$71,878	$47,580	$1,196	$5,561	$344,192
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$—	$45	$—	$—	$—	$—	$45
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$45	$—	$—	$—	$—	$45
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$3,766	$12,803	$25,956	$8,154	$4,421	$6,268	$32,496	$1,042	$94,906
Special Mention	—	2,969	—	—	—	44	1,829	316	5,158
Classified	—	—	—	—	3	—	—	—	3
Total	$3,766	$15,772	$25,956	$8,154	$4,424	$6,312	$34,325	$1,358	$100,067
Current period gross charge-offs	$—	$11	$9	$—	$54	$—	$—	$—	$74
Marine loans
Pass	$—	$84,210	$126,544	$35,114	$660	$—	$—	$—	$246,528
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	514	—	—	—	—	—	—	514
Total	$—	$84,724	$126,544	$35,114	$660	$—	$—	$—	$247,042
Current period gross charge-offs	$—	$366	$87	$—	$—	$—	$—	$—	$453
Consumer loans
Pass	$699	$2,993	$13,411	$5,966	$8,448	$1,692	$1,279	$41	$34,529
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$699	$2,993	$13,411	$5,966	$8,448	$1,692	$1,279	$41	$34,529
Current period gross charge-offs	$28	$10	$—	$—	$—	$—	$—	$—	$38
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	1,559	—	—	—	—	—	—	—	1,559
Total	$1,559	$—	$—	$—	$—	$—	$—	$—	$1,559
Current period gross charge-offs	$31	$—	$—	$—	$—	$—	$—	$—	$31
Other loans
Pass	$—	$65	$9,927	$—	$—	$2,409	$59	$6	$12,466
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$65	$9,927	$—	$—	$2,409	$59	$6	$12,466
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category

Pass	$22,983	$286,485	$402,361	$211,708	$150,307	$176,448	$86,164	$12,764	$1,349,220
Special Mention	—	25,730	21,277	8,332	10,642	6,293	1,878	316	74,468
Classified	1,559	514	—	2,021	2,977	717	—	15	7,803
Total	$24,542	$312,729	$423,638	$222,061	$163,926	$183,458	$88,042	$13,095	$1,431,491
Total current period gross charge-offs	$59	$387	$96	$—	$54	$109	$—	$—	$705

	December 31, 2023
	Term Loan Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$34,617	$21,460	$7,584	$4,851	$2,389	$2,829	$7,052	$57	$80,839
Special Mention	—	1,173	—	—	1,040	815	—	—	3,028
Classified	—	—	—	145	—	133	—	—	278
Total	$34,617	$22,633	$7,584	$4,996	$3,429	$3,777	$7,052	$57	$84,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$47,610	$—	$47,610
Special Mention	—	—	—	—	—	—	49	—	49
Classified	—	—	—	—	—	—	15	—	15
Total	$—	$—	$—	$—	$—	$—	$47,674	$—	$47,674
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$19,394	$23,205	$31,371	$10,667	$4,054	$22,265	$—	$367	$111,323
Special Mention	—	1,273	—	1,180	626	1,944	—	—	5,023
Classified	—	—	1,085	—	—	—	—	—	1,085
Total	$19,394	$24,478	$32,456	$11,847	$4,680	$24,209	$—	$367	$117,431
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$59,007	$33,793	$23,749	$35,783	$3,932	$20,413	$—	$589	$177,266
Special Mention	—	—	—	—	—	258	—	—	258
Classified	—	—	—	—	—	656	—	—	656
Total	$59,007	$33,793	$23,749	$35,783	$3,932	$21,327	$—	$589	$178,180
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$2,562	$2,902	$3,429	$1,486	$606	$1,613	$—	$189	$12,787
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	27	—	17	44
Total	$2,562	$2,902	$3,429	$1,486	$606	$1,640	$—	$206	$12,831

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$36,736	$68,868	$40,707	$22,871	$13,971	$50,059	$3,088	$4,364	$240,664
Special Mention	—	3,817	64	2,145	1,877	1,402	—	—	9,305
Classified	—	—	967	498	—	8	—	14	1,487
Total	$36,736	$72,685	$41,738	$25,514	$15,848	$51,469	$3,088	$4,378	$251,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Non-Owner Occupied & Multifamily
Pass	$56,510	$88,518	$64,005	$65,075	$15,563	$34,619	$1,196	$5,651	$331,137
Special Mention	624	4,748	3,685	5,060	—	—	—	—	14,117
Classified	—	—	—	2,355	—	1,270	—	—	3,625
Total	$57,134	$93,266	$67,690	$72,490	$15,563	$35,889	$1,196	$5,651	$348,879
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$51	$—	$—	$—	$—	$—	$51
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$51	$—	$—	$—	$—	$—	$51
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$15,052	$26,798	$8,659	$4,824	$2,629	$3,898	$43,188	$1,005	$106,053
Special Mention	1,125	—	—	13	1	9	220	344	1,712
Classified	—	—	—	3	—	—	9	—	12
Total	$16,177	$26,798	$8,659	$4,840	$2,630	$3,907	$43,417	$1,349	$107,777
Current period gross charge-offs	$231	$81	$—	$—	$—	$—	$—	$—	$312
Marine loans
Pass	$86,001	$128,456	$35,492	$667	$—	$—	$—	$—	$250,616
Special Mention	—	—	—	—	—	—	—	—	—
Classified	367	185	—	—	—	—	—	—	552
Total	$86,368	$128,641	$35,492	$667	$—	$—	$—	$—	$251,168
Current period gross charge-offs	$—	$126	$—	$—	$—	$—	$—	$—	$126
Consumer loans
Pass	$3,427	$13,950	$6,205	$8,687	$1,747	$21	$8,354	$28	$42,419
Special Mention	—	—	—	—	—	—	—	—	—

Classified	—	—	—	—	—	—	—	—	—
Total	$3,427	$13,950	$6,205	$8,687	$1,747	$21	$8,354	$28	$42,419
Current period gross charge-offs	$—	$3	$—	$66	$—	$—	$52	$—	$121
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	253	—	—	—	—	—	—	—	253
Total	$253	$—	$—	$—	$—	$—	$—	$—	$253
Current period gross charge-offs	$182	$—	$—	$—	$—	$—	$—	$—	$182
Other loans
Pass	$69	$10,176	$—	$—	$—	$2,587	$55	$8	$12,895
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$69	$10,176	$—	$—	$—	$2,587	$55	$8	$12,895
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$313,375	$418,126	$221,252	$154,911	$44,891	$138,304	$110,543	$12,258	$1,413,660
Special Mention	1,749	11,011	3,749	8,398	3,544	4,428	269	344	33,492
Classified	620	185	2,052	3,001	—	2,094	24	31	8,007
Total	$315,744	$429,322	$227,053	$166,310	$48,435	$144,826	$110,836	$12,633	$1,455,159
Total current period gross charge-offs	$413	$210	$—	$66	$—	$—	$52	$—	$741

NOTE 6. Restructurings for Borrowers Experiencing Financial Difficulty

There were no loans modified during the three months ended March 31, 2024. The following table presents the amortized cost of loans that were modified during the three months ended March 31, 2023 by loan portfolio segment:

	2023
	(Dollars in thousands)
	Term Extension	Total	% of Total Class of Loans
Mortgage real estate loans:
Residential First Lien - Owner Occupied	$355	$355	0.27%
Total	$355	$355

None of the loans that were modified defaulted during the three months ended March 31, 2023 and the loans remain current with contractual payments as of March 31, 2024. The financial effects of the term extensions during the prior-year period added a weighted average of 1.0 years to the life of loans which reduced the payment amounts for the borrowers.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve-month period subsequent to the modification.

NOTE 7. Deposits

The composition of deposits at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Noninterest bearing demand deposits	$424,869	$436,619
Savings and interest bearing demand deposits:
NOW accounts	$263,579	$253,353
Money market accounts	263,791	263,633
Regular savings accounts	139,360	139,453
	$666,730	$656,439
Time deposits:
Balances of less than $250,000	$243,226	$257,418
Balances of $250,000 and more	139,117	155,846
	$382,343	$413,264
	$1,473,942	$1,506,322

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

The following tables present information about the Company’s leases:

(dollars in thousands)
	March 31, 2024	December 31, 2023
Lease liabilities	$4,588	$4,653
Right-of-use assets	$4,291	$4,387
Weighted average remaining lease term	13 years	14 years
Weighted average discount rate	3.11%	3.09%

	Three Months Ended
Lease Cost	March 31, 2024	March 31, 2023
Operating lease cost	$132	$132
Short-term lease cost	4	4
Total lease cost	$136	$136

Cash paid for amounts included in the measurement of lease liabilities	$118	$117

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	March 31, 2024
Twelve months ending March 31, 2025	$481
Twelve months ending March 31, 2026	484
Twelve months ending March 31, 2027	393
Twelve months ending March 31, 2028	392
Twelve months ending March 31, 2029	397
Thereafter	3,654
Total undiscounted cash flows	$5,801
Discount	(1,213)
Lease liabilities	$4,588

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

		Fair Value Measurements at
		March 31, 2024
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$8,221	$—	$8,221	$—
Mortgage-backed securities	113,731	—	113,731	—
Obligations of states and political subdivisions	5,831	—	5,831	—
Subordinated debt	4,084	—	4,084	—
Derivative:
Interest rate swaps	1,513	—	1,513	—
Total assets at fair value	$133,380	$—	$133,380	$—
Liabilities:
Interest rate swaps	$1,513	$—	$1,513	$—
Total liabilities at fair value	$1,513	$—	$1,513	$—

		Fair Value Measurements at
		December 31, 2023
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$8,591	$—	$8,591	$—
Mortgage-backed securities	118,822	—	118,822	—
Obligations of states and political subdivisions	5,931	—	5,931	—
Subordinated debt	4,099	—	4,099	—
Derivative:
Interest rate swap	1,465	—	1,465	—
Total assets at fair value	$138,908	$—	$138,908	$—
Liabilities:
Interest rate swap	1,465	—	1,465	—
Total liabilities at fair value	$1,465	$—	$1,465	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three months ended March 31, 2024 and the year ended December 31, 2023.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. There were no individually evaluated collateral dependent loans recorded at fair value at March 31, 2024 or December 31, 2023.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as impaired loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at March 31, 2024 or December 31, 2023.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as impaired loans described above. We believe that the fair value follows the provisions of GAAP. The Company held $415 thousand and $304 thousand at March 31, 2024 and December 31, 2023.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for March 31, 2024 and December 31, 2023.

Quantitative information about Level 3 Fair Value Measurements
March 31, 2024
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Repossessed assets	Discounted appraised value	Selling cost	4% - 10%	8%

Quantitative information about Level 3 Fair Value Measurements
December 31, 2023
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

(1) Weighted based on the relative fair value of the specific items measured at fair value.

The following table summarizes the Company's nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2024 and December 31, 2023.

		Carrying value at
		March 31, 2024
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nonfinancial Assets:
Repossessed assets	415	—	—	415
		Carrying value at
		December 31, 2023
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nonfinancial Assets:
Repossessed assets	$304	$—	$—	$304

The carrying value and fair value of the Company’s financial instruments at March 31, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements at
	March 31, 2024
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)	March 31, 2024
	(in thousands)
Financial assets:
Cash and short-term investments	$127,633	$127,633	$—	$—	$127,633
Securities	131,867	—	131,867	—	131,867
Restricted investments	9,239	—	9,239	—	9,239
Loans held for sale	1,593		1,593	—	1,593
Loans, net	1,424,604	—	—	1,340,172	1,340,172
Bank owned life insurance	29,843	—	29,843	—	29,843
Accrued interest receivable	5,137	—	5,137	—	5,137
Interest rate swaps	1,513	—	1,513	—	1,513
Financial liabilities:
Deposits	$1,473,942	$—	$1,473,772	$—	$1,473,772
Federal funds purchased	347	—	347	—	347
Federal Home Loan Bank advances, short-term	10,000	—	9,977	—	9,977
Federal Home Loan Bank advances, long-term	145,000	—	145,145	—	145,145
Subordinated debt, net of unamortized issuance costs	29,461	—	25,122	—	25,122
Accrued interest payable	1,912	—	1,912	—	1,912
Interest rate swaps	1,513	—	1,513	—	1,513

	Fair Value Measurements at
	December 31, 2023
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
	(in thousands)
Financial assets:
Cash and short-term investments	$138,353	$138,353	$—	$—	$138,353
Securities	137,443	—	137,443	—	137,443
Restricted Investments	9,568	—	9,568	—	9,568
Loans held for sale	1,661		1,661	—	1,661
Loans, net	1,448,193	—	—	1,377,017	1,377,017
Bank owned life insurance	29,575	—	29,575	—	29,575
Accrued interest receivable	5,008	—	5,008	—	5,008
Interest rate swap	1,465	—	1,465	—	1,465
Financial liabilities:
Deposits	$1,506,322	$—	$1,506,147	$—	$1,506,147
Federal Home Loan Bank advances, short-term	20,000	—	19,954	—	19,954
Federal Home Loan Bank advances, long-term	145,000	—	145,141	—	145,141
Subordinated debt, net of unamortized issuance costs	29,444	—	25,581	—	25,581
Accrued interest payable	2,364	—	2,364	—	2,364
Interest rate swap	1,465	—	1,465	—	1,465

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following table for the periods indicated:

	Three Months Ended
	March 31,
	2024			2023
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(18,020)	$14	$(18,006)	$(20,465)	$19	$(20,446)
Other comprehensive (loss) income before reclassifications	(2,287)	(4)	(2,291)	3,772	(8)	3,764
Reclassifications	—	(1)	(1)	—	—	—
Tax effect of current period changes	480	1	481	(792)	3	(789)
Current period changes net of taxes	(1,807)	(4)	(1,811)	2,980	(5)	2,975
March 31	$(19,827)	$10	$(19,817)	$(17,485)	$14	$(17,471)

For the three months ended March 31, 2024 reclassifications out of accumulated other comprehensive income (loss) totaled $1 thousand and were recognized as a component of post retirement benefit cost in noninterest expenses of the Consolidated Statements of Income. Tax related to the reclassification was $1 thousand.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (“OREO”) activity for the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
	(in thousands)
Balance, beginning	$—	$108	$108
Transfer from loans	—	—	—
Gain on foreclosures	—	—	—
Sales	—	(108)	(108)
Valuation adjustments	—	—	—
Balance, ending	$—	$—	$—

There were no loans collateralized by residential real estate in the process of foreclosure at March 31, 2024 and December 31, 2023.

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

On January 1, 2024, the Company adopted ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." The adoption resulted in an adjustment of $477 thousand, which reduced the investment balance and shareholders' equity.

At March 31, 2024 and December 31, 2023, the balance of the investment for qualified affordable housing projects was $1.5 million and $2.0 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled zero at both March 31, 2024 and December 31, 2023.

During each of the three months ended March 31, 2024 and March 31, 2023, the Company recognized amortization expense of $74 thousand and $104 thousand, respectively. Beginning in 2024, upon adoption of ASU 2023-02, the amortization expense was included in income tax expense, while in 2023 and prior it was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2024 are $306 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended March 31, 2024 and 2023, were $77 thousand and $90 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

Pending Adoption

In March 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. This ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively to all new transactions recognized on or after the date that the entity first applies the amendments or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. If an entity adopts the amendments retrospectively, it should adjust the opening balance of retained earnings as of the beginning of the earliest comparative period presented. The Company does not expect the adoption of ASU 2024-02 to have a material impact on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards”. This ASU provides an illustrative example intended to demonstrate how entities that account for profits interest and similar awards would determine whether a profits interest award should be accounted for in accordance with Topic 718. This ASU is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the annual period that includes that interim period. Transition can be done either retrospectively or prospectively. The Company does not expect the adoption of ASU 2024-01 to have a material impact on our consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision marker ("CODM"), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

Recently Adopted

In March 2023, FASB issued ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The ASU is effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. ASU 2023-02 was effective for the Company on January 1, 2024. The adjustment recorded at adoption consisted of a decrease to other assets and shareholders' equity of $477 thousand. In addition, during 2024 and forward, the amortization will be posted to income taxes instead of non-interest expense.

NOTE 14. Borrowings

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Company uses the net proceeds of the Notes offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $539 thousand at March 31, 2024.

The Company had $155.0 million in total borrowings with the FHLB at March 31, 2024, with $10.0 million being short-term borrowings and $145.0 million being long-term borrowings. The interest rates on the long-term borrowings with the FHLB ranged from 4.43% to 4.83%, with a weighted average rate of 4.65%. Of the long-term FHLB borrowings, $50.0 million is due in 2024, $55.0 million is due in 2025 and $40.0 million is due in 2026. At December 31, 2023, the Company had $145.0 million in long-term and $20.0 million in short-term outstanding borrowings with the FHLB. The Company had $115.6 million in irrevocable letters of credit at March 31, 2024 with the FHLB to secure public deposits.

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

The following table summarize key elements of the Company's derivative instruments at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$40,815	$1,234	$279
Matched interest rate swaps with counterparty	40,815	279	1,234

	December 31, 2023
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$41,051	$844	$621
Matched interest rate swaps with counterparty	41,051	621	844

NOTE 16. Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. Revenue from community banking operations consist primarily of net interest income related to investments in loan and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine loans. The wealth management division's net revenues are comprised primarily of income from offering wealth management services and insurance products through third-party service providers.

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

The following table provides income and asset information as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and March 31, 2023, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income. The results by business segment are based on management’s accounting process, which assigns income statement items and assets to each operating segment. Given the Company's reportable segments are contained within the Bank, management must make certain allocations of expenses, which may not be representative of the costs expected to be incurred if the specific business segments operated as stand-alone entities. The Company expects it will continue to evaluate its business segments and internal reporting structure, including the production of discrete financial information to the chief operating decision-maker.

	Three Months Ended
	March 31, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$18,450	$3,462	$—	$—	$—	$21,912
Interest Expense	7,694	1,440	—	354	—	9,488
Net Interest Income (Expense)	10,756	2,022	—	(354)	—	12,424
Gain on sales of loans	161	—	—	—	—	161
Other noninterest income	1,932	—	1,378	—	—	3,310
Net Revenue	12,849	2,022	1,378	(354)	—	15,895
Provision for credit losses	86	389	—	—	—	475
Noninterest expense	11,317	218	729	113	—	12,377
Income before taxes	1,446	1,415	649	(467)	—	3,043
Income tax expense	145	297	136	(83)	—	495
Net Income	$1,301	$1,118	$513	$(384)	$—	$2,548

Other data:
Capital expenditures	$91	$—	$3	$—	$—	$94
Depreciation and amortization	338	—	32	17	—	387

	Three Months Ended
	March 31, 2023
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$15,241	$3,317	$—	$—	$—	$18,558
Interest Expense	4,367	1,193	—	354	—	5,914
Net Interest Income (Expense)	10,874	2,124	—	(354)	—	12,644
Gain on sales of loans	214	242	—	—	—	456
Other noninterest income	1,862	50	1,158	—	—	3,070
Net Revenue	12,950	2,416	1,158	(354)	—	16,170
Provision for credit losses	506	158	—	—	—	664
Noninterest expense	10,360	1,282	603	141	—	12,386
Income before taxes	2,084	976	555	(495)	—	3,120
Income tax expense	327	205	117	(114)	—	535
Net Income	$1,757	$771	$438	$(381)	$—	$2,585

Other data:
Capital expenditures	$(10)	$17	$—	$—	$—	$7
Depreciation and amortization	420	95	31	17	—	563

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at March 31, 2024	$1,526,973	$253,912	$1,051	$965	$—	$1,782,901
Total assets at December 31, 2023	$1,562,600	$261,011	$1,080	$906	$—	$1,825,597

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on the important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Part II, Item 8, Financial Statements and Supplementary Data, of the 2023 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At March 31, 2024, the Company had total assets of $1.78 billion, net loans of $1.42 billion, total deposits of $1.47 billion, and shareholders’ equity of $107.8 million. The Company’s net income was $2.5 million for the three months ended March 31, 2024.

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

As interest rates change, the Bank attempts to maintain its net interest margin by changing the price, terms, and mix of its financial assets and liabilities. The Bank also earns fees on services provided through its trust department, sales of investments, secondary market mortgage activities, and deposit operations. The Bank also incurs noninterest expenses such as compensating employees, maintaining and acquiring fixed assets, and purchasing goods and services necessary to support its daily operations.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, joint approval of Co-Approval officers (Executive, Regional Credit Officer, Small Business Credit Officer), and a director loan committee. Lending limits for individuals are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Executive) is assigned to the Bank’s President/ Chief Executive Officer, Chief Banking Officer and Chief Credit Officer (approval authority only). Two Executive officers may combine their authority to approve loan requests to borrowers with credit exposure up to $10.0 million on a secured basis and $6.0 million unsecured. Three Executive officers may combine to approve loan requests to borrowers with credit exposure up to $15.0 million on a secured basis and $9.0 million unsecured. Consumer Central Lenders can co-approve consumer, home equity lines of credit and home equity loan requests up to their stated authorities. Officers in Categories A through F have lesser authorities and with approval of an Executive officer may extend loans to borrowers with exposure of $5.0 million on a secured basis and $3.0 million unsecured. Officers in Categories A through F can also utilize the co-approval of the Regional and Small Business Credit Officers to extend loans with exposures up to $2.5 million and $1.5 million respectively on a secured basis, and up to $1 million and $750 thousand respectively on an unsecured basis. Loans exceeding $15.0 million and up to the Bank’s legal lending limit can be approved by the Risk Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

Marine Lending

The Bank’s marine loan portfolio is comprised of originated retail loans. In August 2023, the Company completed a sale of specific assets from its marine lending segment and reduced its workforce associated with the marine lending division, as it expects to cease accepting new marine lending business. As part of the sale, the Company sold its interest in marine vessel floor plan loans, its rights to service loans that had been sold to secondary market investors prior to the date of sale, and other assets that were not individually significant. Subsequent to the sale the Company retained ownership of its portfolio of marine vessel retail loans, which continue to constitute a significant portion of the Company's assets, revenues, and earnings. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid. Retail loans were generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow.

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

Allowance for Credit Losses on Loans

The Company establishes the allowance for credit losses through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The measurement of the allowance for credit losses is based in part on forecasts of unemployment, inflation, as well as the consumer price index, and may also consider other factors, which we believe to be indicative of risk factors related to collectability. Management also assesses the risk of credit losses arising from changes in economic conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances; lending policy and procedures; credit administration and lending staff; loan review; concentrations of credit and the value of underlying collateral in determining the recorded balance of the allowance for credit losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Refer to the 2023 Form 10-K for additional detail concerning the determination of the allowance for credit losses on loans.

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
•
changes in accounting policies and banking and other law and regulations; and
•
other factors described in Item 1A., "Risk Factors," in the Company's 2023 Form 10-K.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2024 was $2.5 million, a decrease of 1.43%, or $37 thousand, when compared to the same period in 2023. Earnings per share, basic and diluted were $0.72 and $0.73 for the three months ended March 31, 2024 and 2023, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2024 and 2023 was 0.57% and 0.63%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2024 and 2023 was 9.41% and 10.14%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $12.4 million and $12.6 million for the three months ended March 31, 2024 and 2023, respectively, which represents a decrease of $220 thousand, or 1.74%. Net interest income decreased due to the impact of the rising interest rate environment throughout 2023 as the increase in average rates paid outpaced the increase in average rates earned. The Company's net interest spread and net interest margin decreased 53 basis points and 36 basis points, respectively, for the three months ended March 31, 2024 compared to three months ended March 31, 2023.

Total interest and dividend income was $21.9 million and $18.6 million for the three months ended March 31, 2024 and 2023, respectively, which represents an increase of $3.3 million, or 18.07%. The increase in interest income was driven by an increase in the average balance of the loan portfolio along with the rise in interest rates over the past 15 months. Average interest-earning assets increased $147.3 million, or 9.36%, when comparing the three months ended March 31, 2023 to the three months ended March 31, 2024, while the average yield on earning-assets increased by 34 basis points over the same period.

Total interest expense was $9.5 million and $5.9 million for the three months ended March 31, 2024 and 2023, respectively, which represents an increase of $3.6 million, or 61.62%. The interest rate environment, coupled with the growth of higher-paying deposit accounts, have been the main drivers for the increase in interest expense. Interest expense on deposit accounts increased $4.0 million, or 114.63%, during the three months ended March 31, 2024, of which $3.0 million was attributable to time deposits. During the three months ended March 31, 2024 and 2023 the average balance of interest-bearing deposits was $1.05 billion and $867.0 million, respectively. The $4.0 million increase in deposit interest expense was slightly offset by a decrease in interest expense on Federal Home Loan Bank advances. The average balance of Federal Home Loan Bank advances was $145.9 million and $169.7 million with an average rate of 4.72% and 4.85% during the three months ended March 31, 2024 and 2023, respectively.

The net interest margin was 2.91% and 3.27% for the three months ended March 31, 2024 and 2023, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2024 and 2023.

Net interest margin has primarily declined due to deposit pricing pressure as interest rates increased throughout 2023 and competition for new deposits was experienced. If these factors persist, net interest margin may experience further downward pressure and may also result in the Company having to borrow additional wholesale funding to fund asset growth, which is more expensive than deposits.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	March 31, 2024			March 31, 2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$142,700	$914	2.58%	$157,078	$886	2.29%
Tax-Exempt (1)	499	6	4.84%	545	6	4.46%
Total Securities	$143,199	$920	2.58%	$157,623	$892	2.29%
Loans:
Taxable	1,433,871	19,858	5.57%	1,355,259	17,076	5.11%
Non-accrual	5,618	—	—%	2,093	—	—%
Tax-Exempt (1)	10,706	133	4.99%	9,594	116	4.91%
Total Loans	$1,450,195	$19,991	5.54%	$1,366,946	$17,192	5.10%
Federal funds sold and interest-bearing deposits in other banks	127,205	1,030	3.26%	48,779	500	4.16%
Total earning assets	$1,720,599	$21,941	5.13%	$1,573,348	$18,584	4.79%
Allowance for credit losses	(14,536)			(13,426)
Total non-earning assets	53,112			97,863
Total assets	$1,759,175			$1,657,785

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$256,282	$1,497	2.35%	$236,210	$1,055	1.81%
Money market accounts	263,755	1,413	2.15%	258,077	841	1.32%
Savings accounts	138,737	41	0.12%	166,803	53	0.13%
Time deposits:
$250,000 and more	143,294	1,701	4.77%	77,777	567	2.96%
Less than $250,000	251,853	2,772	4.43%	128,118	943	2.99%
Total interest-bearing deposits	$1,053,921	$7,424	2.83%	$866,985	$3,459	1.62%
Federal funds purchased	11	—	—%	11,179	70	2.54%
Federal Home Loan Bank advances	145,879	1,710	4.72%	169,667	2,031	4.85%
Subordinated debt	29,450	354	4.84%	29,383	354	4.89%
Total interest-bearing liabilities	$1,229,261	$9,488	3.10%	$1,077,214	$5,914	2.23%
Noninterest-bearing liabilities:
Demand deposits	405,166			462,265
Other Liabilities	17,268			14,567
Total liabilities	$1,651,695			$1,554,046
Shareholders' equity	107,480			103,739
Total liabilities and shareholders' equity	$1,759,175			$1,657,785
Net interest income		$12,453			$12,670

Net interest spread			2.03%			2.56%
Interest expense as a percent of average earning assets			2.22%			1.52%
Net interest margin			2.91%			3.27%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$19,963	$17,167
Interest Income - Securities and Other Interest-Earnings Assets	1,949	1,391
Interest Expense - Deposits	7,424	3,459
Interest Expense - Other Borrowings	2,064	2,455
Total Net Interest Income	$12,424	$12,644
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$28	$25
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	1	1
Total Tax Benefit on Tax-Exempt Interest Income	$29	$26
Tax-Equivalent Net Interest Income	$12,453	$12,670

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased from 4.79% to 5.13% for the three months ended March 31, 2024 compared to the same three month period in 2023 . For those same time periods, the tax-equivalent yield on securities increased 29 basis points. The tax equivalent yield on loans increased 44 basis points from 5.10% for the three months ended March 31, 2023 to 5.54% for the same time period in 2024. The increase in the tax-equivalent yield on earning assets for the three months ended March 31, 2024 resulted mostly from the increase in the tax-equivalent yield on loans. The increase in the yield on loans as compared to the corresponding period in 2023 was primarily due to the rising interest rate environment over the past 15 months.

The average rate on interest-bearing liabilities increased from 2.23% to 3.10% for the three months ended March 31, 2024 compared to the same three month period in 2023. The average rate on interest-bearing deposits increased 121 basis points during the period, driven by the increase in time deposits. The interest rate environment, along with the growth of higher-cost deposit accounts, have been the main drivers for the increased in the average rate on interest bearing deposits.

Provision for Credit Losses

The provision for credit losses is based upon management’s estimate of the amount required to maintain an adequate allowance for credit losses as discussed within the Critical Accounting Policies section above and in Note 1 of our interim financial information. The Company's calculation of the provision for credit losses consists of changes in the allowance for credit losses on loans and the reserve for unfunded loan commitments. The allowance for credit losses on loans represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for credit losses on loans is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of expected losses within the loan portfolio. The provision for credit losses for the three months ended March 31, 2024 and 2023 was $475 thousand and $664 thousand, respectively. The provision for credit losses for the three months ended March 31, 2024 resulted mostly from net credit losses charged to the allowance as the composition of the portfolio was substantially the same as the prior measurement period.

Noninterest Income

Total noninterest income was $3.5 million for each of the three months ended March 31, 2024 and 2023. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three months ended March 31, 2024 and 2023, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Wealth management fees	$1,456	$1,158	$298	26%
Service charges on deposit accounts	454	436	18	4%
Other service charges and fees	969	1,047	(78)	(7)%
Gain on sale of loans	161	456	(295)	(65)%
Bank owned life insurance income	268	179	89	50%
Other operating income	163	250	(87)	(35)%
Total noninterest income	$3,471	$3,526	$(55)	(2)%

Wealth management fee income increased from 2023 to 2024. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Total assets under management have seen an increase during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023 as a result of new business efforts. Fee increases and one-time fees for estates and other services have also contributed to the year over year increases in revenue.

Other service charges and fees decreased during the three months ended March 31, 2024 when compared to the same period in 2023. This decrease can be attributed to lower loan servicing income as a result of the Company's August 2023 sale of certain marine finance division assets, including rights to service loans that had been sold to secondary market investors prior to the date of sale. The Company's portfolio of loans serviced for others was $7.6 million and $252.5 million at March 31, 2024 and 2023, respectively.

Gain on sale of loans decreased during the three months ended March 31, 2024 when compared to the same period in 2023. During the first quarter of 2024, the Company sold $10.9 million in mortgage loans on the secondary market. There were no sales of SBA commercial loans or marine loans during the first quarter of 2024. During the first quarter of 202,3 the Company sold $2.1 million in mortgage loans on the secondary market, $2.1 million in SBA commercial loans and $23.6 million of marine loans. These loan sales resulted in gains of $161 thousand and $456 thousand during the three months ended March 31, 2024 and 2023, respectively.

Bank owned life insurance ("BOLI") fee income increased during the three months ended March 31, 2024 when compared to the same period in 2023 as a result of an investment of $5 million into BOLI by the Company during the fourth quarter of 2023.

Other operating income decreased for the three months ended March 31, 2024 when compared to the same periods in 2023. This decrease can be mainly attributed to cash distributions received during the three months of 2023 from our investment in Bankers Insurance, that were not received during the three months of 2024.

Noninterest Expenses

Total noninterest expenses decreased $9 thousand, or 0.1% for the three months ended March 31, 2024 compared to the same period in 2023. The following table presents the components of noninterest expense for the three months ended March 31, 2024 and 2023, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$7,185	$7,298	$(113)	(2)%
Occupancy expenses	569	518	51	10%
Equipment expenses	373	323	50	15%
Advertising and marketing expenses	237	296	(59)	(20)%
Stationary and supplies	24	22	2	9%
ATM network fees	380	351	29	8%
Other real estate owned expense	—	5	(5)	NM
(Gain) on other real estate owned	—	(7)	7	NM
FDIC assessment	409	266	143	54%
Computer software expense	233	310	(77)	(25)%
Bank franchise tax	331	263	68	26%
Professional fees	506	713	(207)	(29)%
Data processing fees	565	402	163	41%
Other operating expenses	1,565	1,626	(61)	(4)%
Total noninterest expenses	$12,377	$12,386	$(9)	(0)%

NM - Not Meaningful

On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million, its rights to service loans that had been sold to secondary market investors prior to the date of sale (valued at $595 thousand on balance sheet prior to sale), and other assets that were not individually significant. The Company received total consideration, net of selling expenses, of $53.5 million and recognized a gain of $435 thousand. The assets sold as well as their related revenues and contribution to earnings did not constitute a significant portion of the Company's assets or operating results for the year ended December 31, 2023. As part of the sale, the Company reduced its workforce associated with the marine lending division, as it expects to cease accepting new marine lending business. Subsequent to the sale of these assets, the Company retained ownership of approximately $260.5 million of marine vessel retail loans which continue to constitute a significant portion of the Company's assets, revenues, and earnings. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid. Subsequent to the sale, non-interest expenses related to marine lending have been significantly reduced or eliminated as discussed in variance explanation paragraphs below.

Salaries and employee benefits decreased during the three months ended March 31, 2024 over 2023, largely reflecting decreases in salaries and incentive expenses while experiencing increases in employee benefits and commission expenses. The Company's number of full-time equivalent employees ("FTE's") has decreased from 253 at March 31, 2023 to 238 at March 31, 2024. In addition to normal staffing fluctuation, the decrease in the number of FTE's was due to the sale of the marine finance assets during the third quarter of 2023. The Company reduced its workforce associated with the marine lending division as it expects to cease accepting new marine lending business. Partially offsetting the expense decreases due to the lower number of FTE's, were annual pay increases, commissions paid on new business efforts, increasing insurance costs and enhanced employee benefit plans.

Advertising and marketing expenses and computer software expenses decreased during the three months ended March 31, 2024 compared to the same period in 2023. This was primarily due to the discontinuation of new marine lending business, including the cost of business development and computer systems, as well as corporate rebranding expenses incurred during the 2023 period.

FDIC assessment and bank franchise tax expenses, which are based in part on asset size and capital levels, have increased during the three months ended March 31, 2024 over 2023. The increase in FDIC assessment was also due to a two basis point increase in the assessment rate charged by the FDIC, which was applied to all financial institutions.

Professional fees decreased between the three months ended March 31, 2024 and the same period in 2023. During the 2023 period there were legal expenses for the marine lending business, legal costs related to the ESOP termination, and strategic planning expenses that were not incurred during the 2024 period.

Data processing fee expenses increased during three months ended March 31, 2024 over the same period in 2023, reflecting increased costs for core systems, including fees that are volume based,

The efficiency ratio of the Company was 77.73% and 76.52% for the three months ended March 31, 2024 and 2023, respectively. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Summary of Operating Results:
Noninterest expenses	$12,377	$12,386
Less: (Gain) on other real estate owned	—	(7)
Adjusted noninterest expenses	$12,377	$12,393

Net interest income	12,424	12,644

Noninterest income	3,471	3,526
Tax equivalent adjustment (1)	29	26
Total net interest income and noninterest income, adjusted	$15,924	$16,196

Efficiency ratio	77.73%	76.52%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $495 thousand and $535 thousand during the three months ended March 31, 2024 and 2023, respectively. The effective tax rate was 16.27% and 17.15% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans. The effective tax rate is also impacted by BOLI as well as income tax credits on qualified affordable housing project investments as discussed in Note 12 to the Consolidated Financial Statements as well as qualified rehabilitation credits.

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

The following tables provide income and asset information for the three months ended March 31, 2024 and 2023 and as of March 31, 2024 and December 31, 2023, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income.

	Three Months Ended
	March 31, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$18,450	$3,462	$—	$—	$—	$21,912
Interest Expense	7,694	1,440	—	354	—	9,488
Net Interest Income (Expense)	10,756	2,022	—	(354)	—	12,424
Gain on sales of loans	161	—	—	—	—	161
Other noninterest income	1,932	—	1,378	—	—	3,310
Net Revenue	12,849	2,022	1,378	(354)	—	15,895
Provision for credit losses	86	389	—	—	—	475
Noninterest expense	11,317	218	729	113	—	12,377
Income before taxes	1,446	1,415	649	(467)	—	3,043
Income tax expense	145	297	136	(83)	—	495
Net Income	$1,301	$1,118	$513	$(384)	$—	$2,548

Other data:
Capital expenditures	$91	$—	$3	$—	$—	$94
Depreciation and amortization	338	—	32	17	—	387

	Three Months Ended
	March 31, 2023
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$15,241	$3,317	$—	$—	$—	$18,558
Interest Expense	4,367	1,193	—	354	—	5,914
Net Interest Income (Expense)	10,874	2,124	—	(354)	—	12,644
Gain on sales of loans	214	242	—	—	—	456
Other noninterest income	1,862	50	1,158	—	—	3,070
Net Revenue	12,950	2,416	1,158	(354)	—	16,170
Provision for credit losses	506	158	—	—	—	664
Noninterest expense	10,360	1,282	603	141	—	12,386
Income before taxes	2,084	976	555	(495)	—	3,120
Income tax expense	327	205	117	(114)	—	535
Net Income	$1,757	$771	$438	$(381)	$—	$2,585

Other data:
Capital expenditures	$(10)	$17	$—	$—	$—	$7
Depreciation and amortization	420	95	31	17	—	563

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at March 31, 2024	$1,526,973	$253,912	$1,051	$965	$—	$1,782,901
Total assets at December 31, 2023	$1,562,600	$261,011	$1,080	$906	$—	$1,825,597

FINANCIAL CONDITION

Securities

Total securities available for sale were $131.9 million at March 31, 2024, compared to $137.4 million at December 31, 2023. This represents a decrease of $5.5 million, or 4.06%. The Company purchased no securities during the three months ended March 31, 2024. The Company had total maturities, calls, and principal repayments of $3.2 million during the three months ended March 31, 2024. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2024 and December 31, 2023. The Company had a net unrealized loss on available for sale securities of $25.1 million at March 31, 2024 as compared to a net unrealized loss of $22.8 million at December 31, 2023. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss). The primary cause of the unrealized losses at March 31, 2024 and December 31, 2023 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $1.44 billion and $1.46 billion at March 31, 2024 and December 31, 2023, respectively. This represents a decrease of $23.6 million, or 1.62%, during the three months ended March 31, 2024. The ratio of gross loans to deposits increased during the three months ended March 31, 2024 from 97.10% at December 31, 2023 to 97.63% at March 31, 2024.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024, through the normal course of business, $10.8 million in loans were sold, consisting of mortgage loans. These loan sales resulted in net gains of $161 thousand. The decline in loans was largely due to paydowns and a large consumer loan payoff, while experiencing modest growth in other areas during the quarter.

Residential real estate loans, consisting of first liens, junior liens and home equity loans, were $354.2 million, or 24.61%, and $356.1 million, or 24.35%, of total loans at March 31, 2024 and December 31, 2023, respectively. The decline of $2.0 million, or 0.55%, reflects the Company's efforts to originate more salable loans than portfolio loans.

Commercial real estate loans (including multifamily loans) were $598.9 million, or 41.62%, and $600.3 million, or 41.04%, of total loans at March 31, 2024 and December 31, 2023, respectively, representing a decrease of $1.4 million, or 0.23%, during the three months ended March 31, 2024. Owner occupied commercial real estate loans experienced a slight increase during the three months ended March 31, 2024, while non-owner occupied and multifamily commercial real estate loans declined during the same period.

Marine loans were $247.0 million, or 17.17%, and $251.2 million, or 17.17%, of total loans at March 31, 2024 and December 31, 2023, respectively, representing a decrease of $4.1 million or 1.64%. The decline in marine loans reflects paydowns only and no new originations. On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million and reduced its workforce associated with the marine lending division as it expects to cease accepting new marine lending business. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

Allowance for Credit Losses on Loans

The purpose of, and the methods for, measuring the allowance for credit losses on loans are discussed in the Critical Accounting Policies section above. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for credit losses on loans during the three months ended March 31, 2024 and 2023 and the year ended December 31, 2023. Charged-off loans were $705 thousand and $75 thousand for the three months ended March 31, 2024 and 2023, respectively. Recoveries were $185 thousand and $21 thousand for the three months ended March 31, 2024 and 2023, respectively. This resulted in net charge-offs of $520 thousand and $54 for the three months ended March 31, 2024 and 2023, respectively. The annualized ratio of net charge-offs to average loans was 0.04% and 0.00% for the three months ended March 31, 2024 and 2023, respectively. The allowance for credit losses on loans as a percentage of loans was 1.00% at March 31, 2024 and 0.99% at December 31, 2023. The increase as compared to December 31, 2023 was mainly attributable to net loan charge-offs coupled with a slight decline in gross loan balances.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Nonperforming Assets and Other Assets

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing as detailed in the table below.

	March 31, 2024	December 31, 2023
Nonaccrual loans	$4,156	$5,645
Loans past due 90 days or more and accruing interest	411	181
Other real estate owned and repossessed assets	415	304
Total nonperforming assets	$4,982	$6,130

Allowance for credit losses on loans	$14,448	$14,493

Gross loans	$1,439,052	$1,462,686

Allowance for credit losses on loans to nonperforming assets	290%	236%

Allowance for credit losses on loans to total loans	1.00%	0.99%

Allowance for credit losses on loans to nonaccrual loans	348%	257%

Nonaccrual loans to total loans	0.29%	0.40%

Non-performing assets to period end loans, other real estate owned and repossessed assets	0.35%	0.42%

Nonperforming assets decreased by $1.1 million during the three months ended March 31, 2024. Nonaccrual loans were $4.2 million and $5.6 million at March 31, 2024 and December 31, 2023. There was $415 thousand in OREO and repossessed at March 31, 2024 and $304 thousand at December 31, 2023. There were $411 thousand in loans past due 90 days or more and still accruing at March 31, 2024 and $181 thousand in loans past due 90 days or more and still accruing at December 31, 2023. The percentage of nonperforming assets to loans, OREO and repossessed assets was 0.35% at March 31, 2024 and 0.42% at December 31, 2023, respectively.

Total past due loans, as disclosed in Note 5 to the Consolidated Financial Statements, increased to $3.3 million at March 31, 2024 compared to $2.3 at December 31, 2023. The increase in past due loans was primarily due to three loans totaling $1.0 million, consisting of $605 thousand for a marine vessel, $295 thousand non-owner occupied commercial real estate property, and $185 thousand commercial business loan.

During the three months ended March 31, 2024, nonaccrual loans decreased by $1.5 million and totaled $4.2 million at March 31, 2024 compared to $5.6 million at December 31, 2023. The decrease reflects a $1.3 million payoff of a commercial real estate loan and loan charge-offs totaling $118 thousand. There were no new nonaccrual loans during the three months ended March 31, 2024. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans. At March 31, 2024 and December 31, 2023, there was no allowance for credit losses required on nonaccrual loans due to sufficient collateral values.

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

Deposits

Total deposits were $1.47 billion and $1.51 billion at March 31, 2024 and December 31, 2023, respectively. This represents a decrease of $32.4 million or 2.15% during the three months ended March 31, 2024. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2024 and December 31, 2023. The decline in deposits was divided between core and non-core accounts, with decreases of $16.0 million and $16.4 million, respectively. During the first quarter of 2024, time deposits and noninterest demand deposits experienced the greatest declines. Time deposits with balances $250,000 and more decreased $16.7 million, time deposits with balances less than $250,000 decreased $14.2 million, reflecting maturities that are not being replaced. Noninterest bearing demand deposits decreased $11.8 million, while interest-bearing NOW accounts increased $10.2 million. Core deposits, consisting of checking accounts, NOW accounts, money market accounts, regular savings accounts and time deposits less than $250,000, totaled $1.27 billion, or 86.00% of total deposits at March 31, 2024 compared to $1.28 billion, or 85.22%, of total deposits at December 31, 2023. At March 31, 2024, over 75% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2024 was $107.7 million, reflecting a percentage of total assets of 6.04%, as compared to $108.4 million and 5.94% at December 31, 2023. The slight decrease in shareholders’ equity was primarily due to an increase in unrealized losses on the securities available for sale portfolio of $2.3 million or $1.8 million, net of tax and dividends declared of $1.1 million, offsetting net income of $2.5 million earned during the three months ended March 31, 2024. During each of the three months ended March 31, 2024 and 2023, the Company declared dividends of $0.30. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At March 31, 2024, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The Bank's capital amounts and ratios are presented using the Federal Reserve's risk-based capital framework.

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

At March 31, 2024 and December 31, 2023, the Bank's capital ratios were as follows: Common equity Tier 1 capital was 10.40% and 10.27%, respectively, Tier 1 risk-based capital was 10.40% and 10.27%, respectively, Total risk-based capital was 11.32% and 11.16%, respectively, and Tier 1 leverage was 8.76% and 8.48%, respectively.

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

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale and loans maturing within one year. At March 31, 2024, liquid assets totaled $351.8 million as compared to $367.7 million at December 31, 2023. These amounts represented 21.00% and 21.41% of total liabilities at March 31, 2024 and December 31, 2023, respectively. The Company generally attempts to minimize liquidity demand by primarily utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2023 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the first quarter of 2024 pursuant to the Stock Repurchase Program. The Company authorized 150,000 shares for repurchase under the Stock Repurchase program which was renewed on June 21, 2023. The Program has start date of July 1, 2023 and an expiration date of June 30, 2024.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				145,059
January 1 - January 31, 2024	5,605	$30.06	5,605	139,454
February 1 - February 29, 2024	—	—	5,605	139,454
March 1 - March 31, 2024	—	—	5,605	139,454
	5,605	$—	5,605	139,454

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

10.1	Form of Restricted Stock Award Agreement for the Eagle Financial Services, Inc. 2023 Stock Incentive Plan.

10.2	Form of Performance Restricted Stock Award Agreement for the Eagle Financial Services, Inc. 2023 Stock Incentive Plan.

10.3	Form of Non-Employee Director Restricted Stock Award Agreement for the Eagle Financial Services, Inc. 2023 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of May, 2024.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer