Form 10-Q
period 2024-06-30
EAGLE FINANCIAL SERVICES INC
filed 2024-08-14
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 8, 2024 was 3,550,580.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$15,202	$15,417
Interest-bearing deposits with other institutions	45,977	96,649
Federal funds sold	62,476	26,287
Total cash and cash equivalents	$123,655	$138,353
Securities available for sale, at fair value, amortized cost of $153,250 and $160,251, respectively	129,489	137,443
Restricted investments, at cost	8,780	9,568
Loans held for sale	3,058	1,661
Loans	1,448,934	1,462,686
Allowance for credit losses	(15,014)	(14,493)
Net Loans	$1,433,920	$1,448,193
Bank premises and equipment, net	18,114	18,108
Bank owned life insurance	30,103	29,575
Other assets	43,286	42,696
Total assets	$1,790,405	$1,825,597
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$415,017	$436,619
Savings and interest bearing demand deposits	647,358	656,439
Time deposits	426,209	413,264
Total deposits	$1,488,584	$1,506,322
Federal funds purchased	302	—
Federal Home Loan Bank advances, short-term	—	20,000
Federal Home Loan Bank advances, long-term	145,000	145,000
Subordinated debt, net of unamortized issuance costs	29,478	29,444
Other liabilities	15,926	16,452
Total liabilities	$1,679,290	$1,717,218
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2024, 3,556,844 including 74,216 shares of unvested restricted stock; issued and outstanding 2023, 3,520,894 including 56,914 shares of unvested restricted stock	8,707	8,660
Surplus	14,604	14,280
Retained earnings	106,567	103,445
Accumulated other comprehensive (loss)	(18,763)	(18,006)
Total shareholders’ equity	$111,115	$108,379
Total liabilities and shareholders’ equity	$1,790,405	$1,825,597

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$19,525	$18,754	$39,488	$35,921
Interest and dividends on securities available for sale:
Taxable interest income	739	785	1,497	1,589
Interest income exempt from federal income taxes	3	5	8	9
Dividends	155	136	311	219
Interest on deposits in banks	1,258	656	2,249	1,146
Interest on federal funds sold	68	28	107	38
Total interest and dividend income	$21,748	$20,364	$43,660	$38,922
Interest Expense
Interest on deposits	$7,515	$5,535	$14,939	$8,994
Interest on federal funds purchased	—	—	—	70
Interest on Federal Home Loan Bank advances	1,712	2,032	3,422	4,063
Interest on subordinated debt	355	355	709	709
Total interest expense	$9,582	$7,922	$19,070	$13,836
Net interest income	$12,166	$12,442	$24,590	$25,086
Provision for Credit Losses	181	403	656	1,067
Net interest income after provision for credit losses	$11,985	$12,039	$23,934	$24,019
Noninterest Income
Wealth management fees	$1,273	$1,263	$2,729	$2,421
Service charges on deposit accounts	456	447	910	883
Other service charges and fees	1,164	1,135	2,133	2,182
(Loss) gain on the sale of bank premises and equipment	(11)	7	(11)	7
Gain on sale of loans	492	192	653	648
Bank owned life insurance income	269	179	537	358
Other operating income	652	134	815	384
Total noninterest income	$4,295	$3,357	$7,766	$6,883
Noninterest Expenses
Salaries and employee benefits	$7,353	$7,561	$14,538	$14,859
Occupancy expenses	470	533	1,039	1,051
Equipment expenses	401	315	774	638
Advertising and marketing expenses	245	342	482	638
Stationery and supplies	32	56	56	78
ATM network fees	373	365	753	716
Other real estate owned expense	—	—	—	5
(Gain) on other real estate owned	—	—	—	(7)
FDIC assessment	351	346	760	612
Computer software expense	221	281	454	591
Bank franchise tax	338	313	669	576
Professional fees	511	753	1,017	1,466
Data processing fees	558	478	1,123	880
Other operating expenses	1,657	1,612	3,222	3,238
Total noninterest expenses	$12,510	$12,955	$24,887	$25,341
Income before income taxes	$3,770	$2,441	$6,813	$5,561
Income Tax Expense	585	383	1,080	918
Net income	$3,185	$2,058	$5,733	$4,643
Earnings Per Share
Net income per common share, basic	$0.89	$0.58	$1.61	$1.32
Net income per common share, diluted	$0.89	$0.58	$1.61	$1.32

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$3,185	$2,058	$5,733	$4,643
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of deferred income tax of $280 and $(517) for the three months ended, and $(200) and $275 for the six months ended, respectively	1,054	(1,945)	(753)	1,035
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $0 for the three months ended, and $1 and $(3) for the six months ended, respectively	—	—	(4)	(5)
Total other comprehensive income (loss)	1,054	(1,945)	(757)	1,030
Total comprehensive income	$4,239	$113	$4,976	$5,673

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
December 31, 2022	$8,629	$13,268	$100,278	$(20,446)	101,729
Cumulative effect adjustment for CECL	—	—	(1,961)	—	(1,961)
Net income	—	—	2,585	—	2,585
Other comprehensive income	—	—	—	2,975	2,975
Vesting of restricted stock awards, stock incentive plan (12,749 shares)	31	(31)	—	—	—
Stock-based compensation expense	—	317	—	—	317
Repurchase and retirement of common stock (3,590 shares)	(9)	(119)	—	—	(128)
Dividends declared ($0.30 per share)	—	—	(1,057)	—	(1,057)
March 31, 2023	$8,651	$13,435	$99,845	$(17,471)	$104,460
Net income	—	—	2,058	—	2,058
Other comprehensive (loss)	—	—	—	(1,945)	(1,945)
Stock-based compensation expense	—	323	—	—	323
Issuance of common stock, employee benefit plan (3,803 shares)	10	123	—	—	133
Dividends declared ($0.30 per share)	—	—	(1,059)	—	(1,059)
June 30, 2023	$8,661	$13,881	$100,844	$(19,416)	$103,970

December 31, 2023	$8,660	$14,280	$103,445	$(18,006)	$108,379
Cumulative effect adjustment for adopton of ASU 2023-02	—	—	(477)	—	(477)
Net income	—	—	2,548	—	2,548
Other comprehensive (loss)	—	—	—	(1,811)	(1,811)
Vesting of restricted stock awards, stock incentive plan (23,557 shares)	59	(59)	—	—	—
Stock-based compensation expense	—	302	—	—	302
Repurchase and retirement of common stock (5,605 shares)	(14)	(155)	—	—	(169)
Dividends declared ($0.30 per share)	—	—	(1,067)	—	(1,067)
March 31, 2024	$8,705	$14,368	$104,449	$(19,817)	$107,705
Net income	—	—	3,185	—	3,185
Other comprehensive income	—	—	—	1,054	1,054
Vesting of restricted stock awards, stock incentive plan (1,081 shares)	3	(3)	—	—	—
Stock-based compensation expense	—	249	—	—	249
Repurchase and retirement of common stock (385 shares)	(1)	(10)	—	—	(11)
Dividends declared ($0.30 per share)	—	—	(1,067)	—	(1,067)
June 30, 2024	$8,707	$14,604	$106,567	$(18,763)	$111,115

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$5,733	$4,643
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	498	492
Amortization of other assets	182	435
Origination of loans held for sale	(29,466)	(11,490)
Proceeds from sale of loans held for sale	28,722	8,409
Net (gain) on sales of loans	(653)	(648)
Provision for credit losses	656	1,067
(Gain) on other real estate owned	—	(7)
Loss (gain) on the sale and disposal of premises and equipment	11	(7)
Amortization of subordinated debt issuance costs	34	34
Stock-based compensation expense	551	640
Premium amortization on securities, net	138	185
Bank-owned life insurance income	(537)	(357)
(Gain) on bank-owned life insurance settlement	(254)	—
Changes in assets and liabilities:
(Increase) in other assets	(967)	(5,784)
Increase in other liabilities	285	199
Net cash provided by (used in) operating activities	$4,933	$(2,189)
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$6,863	$7,345
Proceeds from the sale of restricted investments	1,425	3,788
Purchases of restricted investments	(637)	(3,132)
Proceeds of bank-owned life insurance settlement	263	—
Purchases of bank premises and equipment	(515)	(516)
Proceeds from the sale of bank premises and equipment	—	31
Proceeds from the sale of other real estate owned	—	115
Proceeds from the sale of repossessed assets	12	—
Proceeds from sales of loans	—	38,802
Origination of loans net of principal collected	13,372	(185,650)
Funding of capital commitments related to other investments	(664)	(435)
Net cash provided by (used in) investing activities	$20,119	$(139,652)
Cash Flows from Financing Activities
Net (decrease) in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$(30,683)	$(27,127)
Net increase in time deposits	12,945	221,060
Net increase (decrease) in federal funds purchased	302	(32,980)
Net (decrease) in short-term Federal Home Loan Bank advances	(20,000)	(150,000)
Advances of long-term Federal Home Loan Bank advances	—	145,000
Issuance of common stock, employee benefit plan	—	133
Repurchase and retirement of common stock	(180)	(128)
Cash dividends paid	(2,134)	(2,116)
Net cash (used in) provided by financing activities	$(39,750)	$153,842
(Decrease) increase in cash and cash equivalents	$(14,698)	$12,001
Cash and Cash Equivalents
Beginning	138,353	66,894
Ending	$123,655	$78,895
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$19,037	$12,465
Income taxes	$—	$1,206
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(953)	$1,310
Minimum postretirement liability adjustment	$(5)	$(8)
Repossessed assets acquired in settlement of loans	$111	$—

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2024 and December 31, 2023, the results of operations and the changes in shareholders' equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting annual performance measures over a two year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of June 30, 2024, there was $1.1 million of unrecognized compensation cost related to nonvested restricted stock, with a weighted average remaining term of 2.05 years.

The following table presents restricted stock activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	56,914	$35.06	38,780	$33.47
Granted	41,940	30.00	37,941	36.60
Vested	(24,638)	34.10	(12,749)	32.33
Forfeited	—	—	—	—
Nonvested, end of period	74,216	$32.46	63,972	$35.55

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2024 and 2023. During 2024 and 2023, there were no potentially dilutive securities outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average number of common shares outstanding used to calculate basic and diluted earnings per share	3,556,935	3,526,934	3,557,069	3,524,695

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$8,959	$—	$(696)	$8,263
Mortgage-backed securities	133,819	—	(22,070)	111,749
Obligations of states and political subdivisions	5,722	—	(347)	5,375
Subordinated debt	4,750	—	(648)	4,102
	$153,250	$—	$(23,761)	$129,489

	December 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,258	$—	$(667)	$8,591
Mortgage-backed securities	140,052	—	(21,230)	118,822
Obligations of states and political subdivisions	6,191	1	(261)	5,931
Subordinated debt	4,750	—	(651)	4,099
	$160,251	$1	$(22,809)	$137,443

The amortized cost and estimated fair value of securities at June 30, 2024, by the earlier of contractual maturity or expected maturity, are shown below. The Company has elected to exclude accrued interest receivable, totaling $379 thousand at June 30, 2024, from the amortized cost basis of securities. The deferred tax asset on the securities portfolio at June 30, 2024 and December 31, 2023 was $5.0 million and $4.8 million, respectively, and is included in Other Assets in the Consolidated Balance Sheets. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$800	$799
Due after one year through five years	9,946	9,384
Due after five years through ten years	14,644	12,965
Due after ten years	127,860	106,341
	$153,250	$129,489

There have been no sales of available for sale securities during the six months ended June 30, 2024 or 2023.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2024 and December 31, 2023 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$8,263	$696	$8,263	$696
Mortgage-backed securities	—	—	111,749	22,070	111,749	22,070
Obligations of states and political subdivisions	489	11	4,386	336	4,875	347
Subordinated debt	—	—	3,602	648	3,602	648
	$489	$11	$128,000	$23,750	$128,489	$23,761

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$8,591	$667	$8,591	$667
Mortgage-backed securities	—	—	118,822	21,230	118,822	21,230
Obligations of states and political subdivisions	—	—	5,430	261	5,430	261
Subordinated debt	221	29	3,378	622	3,599	651
	$221	$29	$136,221	$22,780	$136,442	$22,809

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 102 debt securities with a fair value below the amortized cost basis, totaling $128.5 million of aggregate fair value as of June 30, 2024. The Company concluded that a credit loss does not exist in its securities portfolio at June 30, 2024 based on the fact that (1) changes in fair value were caused by non-credit-related factors, primarily fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities and obligations of U.S. government corporations and agencies are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having a carrying value of $6.9 million at June 30, 2024 were pledged as security for trust accounts.

The composition of restricted investments at June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	8,296	9,084
Community Bankers’ Bank Stock	140	140
	$8,780	$9,568

NOTE 5. Loans and Allowance for Credit Losses on Loans

The composition of loans at June 30, 2024 and December 31, 2023 was as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$81,609	$84,145
HELOCs	46,697	47,674
Residential First Lien - Investor	112,790	117,431
Residential First Lien - Owner Occupied	187,807	178,180
Residential Junior Liens	12,387	12,831
Commercial - Owner Occupied	257,675	251,456
Commercial - Non-Owner Occupied & Multifamily	352,892	348,879
Commercial and industrial loans:
SBA PPP loans	39	51
Other commercial and industrial loans	106,629	107,777
Marine loans	236,890	251,168
Consumer loans	34,076	42,419
Overdrafts	257	253
Other loans	11,951	12,895
Total loans	$1,441,699	$1,455,159
Net deferred loan costs and premiums	7,235	7,527
Allowance for credit losses	(15,014)	(14,493)
	$1,433,920	$1,448,193

At June 30, 2024, the Company was servicing $10.0 million of loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $181 thousand at June 30, 2024, which are recorded in other assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for credit losses on loans for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning	$14,448	$13,950	$14,493	$11,218
Cumulative effect adjustment for adoption of ASC 326	—	—	—	2,077
Provision for credit losses	314	410	789	1,119
Recoveries added to the allowance	424	203	609	224
Credit losses charged to the allowance	(172)	(52)	(877)	(127)
Balance, ending	$15,014	$14,511	$15,014	$14,511

Past due loans by class at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$81,609	$81,609	$—
HELOCs	18	—	—	18	46,679	46,697	—
Residential First Lien - Investor	—	—	1,063	1,063	111,727	112,790	—
Residential First Lien - Owner Occupied	173	—	97	270	187,537	187,807	—
Residential Junior Liens	—	—	—	—	12,387	12,387	—
Commercial - Owner Occupied	—	—	—	—	257,675	257,675	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	352,892	352,892	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	39	39	—
Other commercial and industrial loans	—	—	3	3	106,626	106,629	—
Marine loans	448	1,004	—	1,452	235,438	236,890	—
Consumer loans	419	82	167	668	33,408	34,076	167
Overdrafts	—	—	—	—	257	257	—
Other loans	—	—	—	—	11,951	11,951	—
Total	$1,058	$1,086	$1,330	$3,474	$1,438,225	$1,441,699	$167

	December 31, 2023
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$84,145	$84,145	$—
HELOCs	—	—	—	—	47,674	47,674	—
Residential First Lien - Investor	844	253	—	1,097	116,334	117,431	—
Residential First Lien - Owner Occupied	—	78	149	227	177,953	178,180	—
Residential Junior Liens	—	—	9	9	12,822	12,831	—
Commercial - Owner Occupied	—	—	—	—	251,456	251,456	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	348,879	348,879	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	51	51	—
Other commercial and industrial loans	9	—	26	35	107,742	107,777	14
Marine loans	—	—	552	552	250,616	251,168	—
Consumer loans	173	—	167	340	42,079	42,419	167
Overdrafts	—	—	—	—	253	253	—
Other loans	—	—	—	—	12,895	12,895	—
Total	$1,026	$331	$903	$2,260	$1,452,899	$1,455,159	$181

Nonaccrual loans by class at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024			December 31, 2023
	(in thousands)			(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$95	$—	$95
HELOCs	—	—	—	15	—	15
Residential First Lien - Investor	1,063	—	1,063	1,085	—	1,085
Residential First Lien - Owner Occupied	172	—	172	228	—	228
Residential Junior Liens	—	—	—	11	—	11
Commercial - Owner Occupied	—	—	—	22	—	22
Commercial - Non-Owner Occupied & Multifamily	—	—	—	3,625	—	3,625
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	3	969	972	12	—	12
Marine loans	496	—	496	552	—	552
Consumer loans	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$1,734	$969	$2,703	$5,645	$—	$5,645

The allowance for credit losses on loans by segment at June 30, 2024 and December 31, 2023 was as follows:

	As of and For the Six Months Ended
	June 30, 2024
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Charge-Offs	(94)	(62)	(7)	(75)	(453)	(117)	(69)	—	(877)
Recoveries	6	300	162	30	—	104	7	—	609
Provision	169	(384)	(469)	512	752	(16)	(11)	236	789
Ending balance	$853	$4,579	$5,910	$1,494	$1,452	$169	$321	$236	$15,014
Ending balance: Individually evaluated for impairment	$—	$—	$—	$346	$—	$—	$—	$—	$346
Ending balance: Collectively evaluated for impairment	$853	$4,579	$5,910	$1,148	$1,452	$169	$321	$236	$14,668
Loans:
Ending balance	$81,609	$359,681	$610,567	$106,668	$236,890	$34,076	$12,208	$—	$1,441,699
Ending balance: Individually evaluated for impairment	$—	$1,203	$—	$969	$496	$—	$—	$—	$2,668
Ending balance: Collectively evaluated for impairment	$81,609	$358,478	$610,567	$105,699	$236,394	$34,076	$12,208	$—	$1,439,031

	As of and For the Year Ended
	December 31, 2023
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,714	$1,735	$2,221	$2,222	$1,555	$299	$472	$—	$11,218
Cumulative effect adjustment for adoption of ASC 326	(1,840)	1,933	3,584	(1,102)	(285)	(123)	(90)	—	2,077
Charge-Offs	—	—	—	(312)	(126)	(121)	(182)	—	(741)
Recoveries	8	18	—	43	—	48	181	—	298
Provision	(110)	1,039	419	176	9	95	13	—	1,641
Ending balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Ending balance: Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: Collectively evaluated for impairment	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Loans:
Ending balance	$84,145	$356,116	$600,335	$107,828	$251,168	$42,419	$13,148	$—	$1,455,159
Ending balance: Individually evaluated for impairment	$95	$1,288	$3,639	$—	$552	$—	$—	$—	$5,574
Ending balance: Collectively evaluated for impairment	$84,050	$354,828	$596,696	$107,828	$250,616	$42,419	$13,148	$—	$1,449,585

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	June 30, 2024			December 31, 2023
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$95	$—	$95
HELOCs	—	—	—	—	—	—
Residential First Lien - Investor	1,063	—	1,063	1,086	—	1,086
Residential First Lien - Owner Occupied	140	—	140	194	—	194
Residential Junior Liens	—	—	—	8	—	8
Commercial - Owner Occupied	—	—	—	14	—	14
Commercial - Non-Owner Occupied & Multifamily	—	—	—	3,625	—	3,625
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	—	969	969	—	—	—
Marine loans	—	496	496	—	552	552
Consumer loans	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$1,203	$1,465	$2,668	$5,022	$552	$5,574

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended June 30, 2024.

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

Special Mention

Special mention loans exhibit negative trends and potential weakness that, if left uncorrected, may negatively affect the borrower’s ability to repay its obligations. Loan relationships with stale financial statements at their annual review will also cause a downgrade to special mention until current financials are received and upgrade is approved. The risk of default is not imminent and the borrower still demonstrates sufficient financial strength to service debt.

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

Credit quality information by class at June 30, 2024 was as follows:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$7,508	$31,614	$17,577	$3,939	$4,732	$5,074	$3,042	$—	$73,486
Special Mention	—	6,922	—	—	—	1,026	—	—	7,948
Classified	—	—	—	—	140	35	—	—	175
Total	$7,508	$38,536	$17,577	$3,939	$4,872	$6,135	$3,042	$—	$81,609
Current period gross charge-offs	$—	$—	$—	$—	$—	$94	$—	$—	$94
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$46,697	$—	$46,697
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$46,697	$—	$46,697
Current period gross charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Residential First Lien - Investor
Pass	$5,196	$15,410	$21,631	$28,308	$10,211	$23,963	$—	$1,131	$105,850
Special Mention	—	2,650	985	1,342	598	302	—	—	5,877
Classified	—	—	—	1,063	—	—	—	—	1,063
Total	$5,196	$18,060	$22,616	$30,713	$10,809	$24,265	$—	$1,131	$112,790
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$16,430	$55,811	$33,754	$23,286	$35,010	$22,310	$—	$521	$187,122
Special Mention	46	—	—	—	—	47	—	—	93
Classified	—	—	—	—	—	592	—	—	592
Total	$16,476	$55,811	$33,754	$23,286	$35,010	$22,949	$—	$521	$187,807
Current period gross charge-offs	$—	$—	$—	$—	$—	$38	$—	$—	$38
Residential Junior Liens
Pass	$433	$2,490	$2,732	$1,983	$1,361	$3,176	$—	$182	$12,357
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	15	—	15	30
Total	$433	$2,490	$2,732	$1,983	$1,361	$3,191	$—	$197	$12,387
Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Commercial - Owner Occupied
Pass	$16,924	$33,974	$57,176	$33,998	$21,402	$48,076	$1,715	$4,157	$217,422
Special Mention	—	1,432	13,360	5,374	2,578	16,070	—	—	38,814
Classified	—	—	—	949	490	—	—	—	1,439
Total	$16,924	$35,406	$70,536	$40,321	$24,470	$64,146	$1,715	$4,157	$257,675
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Non-Owner Occupied & Multifamily
Pass	$9,633	$56,670	$112,833	$65,383	$65,416	$17,107	$1,196	$5,469	$333,707
Special Mention	—	2,110	10,728	1,983	3,549	815	—	—	19,185
Classified	—	—	—	—	—	—	—	—	—
Total	$9,633	$58,780	$123,561	$67,366	$68,965	$17,922	$1,196	$5,469	$352,892
Current period gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$—	$39	$—	$—	$—	$—	$39
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$39	$—	$—	$—	$—	$39
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$18,358	$10,313	$24,421	$7,627	$3,953	$5,824	$29,423	$1,081	$101,000
Special Mention	—	2,458	—	30	—	40	1,829	300	4,657
Classified	—	969	—	—	3	—	—	—	972
Total	$18,358	$13,740	$24,421	$7,657	$3,956	$5,864	$31,252	$1,381	$106,629
Current period gross charge-offs	$—	$11	$9	$—	$55	$—	$—	$—	$75
Marine loans
Pass	$—	$78,246	$124,394	$33,100	$654	$—	$—	$—	$236,394
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	496	—	—	—	—	—	—	496
Total	$—	$78,742	$124,394	$33,100	$654	$—	$—	$—	$236,890
Current period gross charge-offs	$—	$366	$87	$—	$—	$—	$—	$—	$453
Consumer loans
Pass	$1,720	$2,658	$13,206	$5,765	$8,208	$1,209	$1,272	$38	$34,076
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$1,720	$2,658	$13,206	$5,765	$8,208	$1,209	$1,272	$38	$34,076
Current period gross charge-offs	$82	$10	$—	$25	$—	$—	$—	$—	$117
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	257	—	—	—	—	—	—	—	257
Total	$257	$—	$—	$—	$—	$—	$—	$—	$257
Current period gross charge-offs	$69	$—	$—	$—	$—	$—	$—	$—	$69
Other loans
Pass	$—	$62	$9,431	$—	$—	$2,396	$59	$3	$11,951
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$62	$9,431	$—	$—	$2,396	$59	$3	$11,951
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category

Pass	$76,202	$287,248	$417,155	$203,428	$150,947	$129,135	$83,404	$12,582	$1,360,101
Special Mention	46	15,572	25,073	8,729	6,725	18,300	1,829	300	76,574
Classified	257	1,465	—	2,012	633	642	—	15	5,024
Total	$76,505	$304,285	$442,228	$214,169	$158,305	$148,077	$85,233	$12,897	$1,441,699
Total current period gross charge-offs	$151	$387	$96	$25	$55	$163	$—	$—	$877

Credit quality information by class at December 31, 2023 was as follows:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$34,617	$21,460	$7,584	$4,851	$2,389	$2,829	$7,052	$57	$80,839
Special Mention	—	1,173	—	—	1,040	815	—	—	3,028
Classified	—	—	—	145	—	133	—	—	278
Total	$34,617	$22,633	$7,584	$4,996	$3,429	$3,777	$7,052	$57	$84,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$47,610	$—	$47,610
Special Mention	—	—	—	—	—	—	49	—	49
Classified	—	—	—	—	—	—	15	—	15
Total	$—	$—	$—	$—	$—	$—	$47,674	$—	$47,674
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$19,394	$23,205	$31,371	$10,667	$4,054	$22,265	$—	$367	$111,323
Special Mention	—	1,273	—	1,180	626	1,944	—	—	5,023
Classified	—	—	1,085	—	—	—	—	—	1,085
Total	$19,394	$24,478	$32,456	$11,847	$4,680	$24,209	$—	$367	$117,431
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$59,007	$33,793	$23,749	$35,783	$3,932	$20,413	$—	$589	$177,266
Special Mention	—	—	—	—	—	258	—	—	258
Classified	—	—	—	—	—	656	—	—	656
Total	$59,007	$33,793	$23,749	$35,783	$3,932	$21,327	$—	$589	$178,180
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$2,562	$2,902	$3,429	$1,486	$606	$1,613	$—	$189	$12,787
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	27	—	17	44
Total	$2,562	$2,902	$3,429	$1,486	$606	$1,640	$—	$206	$12,831
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Owner Occupied
Pass	$36,736	$68,868	$40,707	$22,871	$13,971	$50,059	$3,088	$4,364	$240,664
Special Mention	—	3,817	64	2,145	1,877	1,402	—	—	9,305
Classified	—	—	967	498	—	8	—	14	1,487
Total	$36,736	$72,685	$41,738	$25,514	$15,848	$51,469	$3,088	$4,378	$251,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Non-Owner Occupied & Multifamily
Pass	$56,510	$88,518	$64,005	$65,075	$15,563	$34,619	$1,196	$5,651	$331,137
Special Mention	624	4,748	3,685	5,060	—	—	—	—	14,117
Classified	—	—	—	2,355	—	1,270	—	—	3,625
Total	$57,134	$93,266	$67,690	$72,490	$15,563	$35,889	$1,196	$5,651	$348,879
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$51	$—	$—	$—	$—	$—	$51
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$51	$—	$—	$—	$—	$—	$51
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$15,052	$26,798	$8,659	$4,824	$2,629	$3,898	$43,188	$1,005	$106,053
Special Mention	1,125	—	—	13	1	9	220	344	1,712
Classified	—	—	—	3	—	—	9	—	12
Total	$16,177	$26,798	$8,659	$4,840	$2,630	$3,907	$43,417	$1,349	$107,777
Current period gross charge-offs	$231	$81	$—	$—	$—	$—	$—	$—	$312
Marine loans
Pass	$86,001	$128,456	$35,492	$667	$—	$—	$—	$—	$250,616
Special Mention	—	—	—	—	—	—	—	—	—
Classified	367	185	—	—	—	—	—	—	552
Total	$86,368	$128,641	$35,492	$667	$—	$—	$—	$—	$251,168
Current period gross charge-offs	$—	$126	$—	$—	$—	$—	$—	$—	$126
Consumer loans
Pass	$3,427	$13,950	$6,205	$8,687	$1,747	$21	$8,354	$28	$42,419
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$3,427	$13,950	$6,205	$8,687	$1,747	$21	$8,354	$28	$42,419

Current period gross charge-offs	$—	$3	$—	$66	$—	$—	$52	$—	$121
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	253	—	—	—	—	—	—	—	253
Total	$253	$—	$—	$—	$—	$—	$—	$—	$253
Current period gross charge-offs	$182	$—	$—	$—	$—	$—	$—	$—	$182
Other loans
Pass	$69	$10,176	$—	$—	$—	$2,587	$55	$8	$12,895
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$69	$10,176	$—	$—	$—	$2,587	$55	$8	$12,895
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$313,375	$418,126	$221,252	$154,911	$44,891	$138,304	$110,543	$12,258	$1,413,660
Special Mention	1,749	11,011	3,749	8,398	3,544	4,428	269	344	33,492
Classified	620	185	2,052	3,001	—	2,094	24	31	8,007
Total	$315,744	$429,322	$227,053	$166,310	$48,435	$144,826	$110,836	$12,633	$1,455,159
Total current period gross charge-offs	$413	$210	$—	$66	$—	$—	$52	$—	$741

Unfunded Commitments: The Company maintains a separate reserve for credit losses on unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the consolidated income statement. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded, utilizing the same models and approaches for the Company's other loan portfolio segments, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that maybe drawn prior to the cancellation of the arrangement.

During the three and six months ended June 30, 2024, a reduction to the unfunded commitment reserve of $134 thousand was recorded as a credit to the provision for credit losses in the consolidated income statement. On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $406 thousand for the adoption of ASC 326. For the three and six months ended June 30, 2023, a reduction to the unfunded commitment reserve of $7 thousand and $52 thousand, respectively, was recorded as a credit to the provision for credit losses in the consolidated income statement. The reserve for unfunded commitments at June 30, 2024 and 2023 and December 31, 2023 was $345 thousand, $417 thousand, and $479 thousand, respectively.

NOTE 6. Restructurings for Borrowers Experiencing Financial Difficulty

There were no loans modified during the three and six months ended June 30, 2024, or the three months ended June 30, 2023. The following table presents the amortized cost of two loans that were modified during the six months ended June 30, 2023 by loan portfolio segment:

	For the Six Months Ended June 30,
	2023
	(Dollars in thousands)
	Term Extension	Total	% of Total Class of Loans
Mortgage real estate loans:
Residential First Lien - Owner Occupied	$355	$355	0.25%
Total	$355	$355

None of the loans that were modified defaulted during the six months ended June 30, 2023 and the loans remain current with contractual payments as of June 30, 2024. The financial effects of the term extensions during the prior-year period added a weighted average of 1.0 years to the life of loans which reduced the payment amounts for the borrowers.

Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve-month period subsequent to the modification.

NOTE 7. Deposits

The composition of deposits at June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Noninterest bearing demand deposits	$415,017	$436,619
Savings and interest bearing demand deposits:
NOW accounts	$257,819	$253,353
Money market accounts	255,481	263,633
Regular savings accounts	134,058	139,453
	$647,358	$656,439
Time deposits:
Balances of less than $250,000	$267,837	$257,418
Balances of $250,000 and more	158,372	155,846
	$426,209	$413,264
	$1,488,584	$1,506,322

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

The following tables present information about the Company’s leases:

(dollars in thousands)
	June 30, 2024	December 31, 2023
Lease liabilities	$4,485	$4,653
Right-of-use assets	$4,194	$4,387
Weighted average remaining lease term	13 years	14 years
Weighted average discount rate	3.13%	3.09%

	Three Months Ended		Six Months Ended
Lease Cost	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost	$132	$132	$264	$267
Short-term lease cost	4	4	7	7
Total lease cost	$136	$136	$271	$274

Cash paid for amounts included in the measurement of lease liabilities	$119	$116	$239	$235

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	June 30, 2024
Twelve months ending June 30, 2025	$489
Twelve months ending June 30, 2026	458
Twelve months ending June 30, 2027	390
Twelve months ending June 30, 2028	393
Twelve months ending June 30, 2029	398
Thereafter	3,554
Total undiscounted cash flows	$5,682
Discount	(1,197)
Lease liabilities	$4,485

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

		Fair Value Measurements at
		June 30, 2024
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$8,263	$—	$8,263	$—
Mortgage-backed securities	111,749	—	111,749	—
Obligations of states and political subdivisions	5,375	—	5,375	—
Subordinated debt	4,102	—	4,102	—
Derivative:
Interest rate swaps	1,478	—	1,478	—
Total assets at fair value	$130,967	$—	$130,967	$—
Liabilities:
Interest rate swaps	$1,478	$—	$1,478	$—
Total liabilities at fair value	$1,478	$—	$1,478	$—

		Fair Value Measurements at
		December 31, 2023
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$8,591	$—	$8,591	$—
Mortgage-backed securities	118,822	—	118,822	—
Obligations of states and political subdivisions	5,931	—	5,931	—
Subordinated debt	4,099	—	4,099	—
Derivative:
Interest rate swap	1,465	—	1,465	—
Total assets at fair value	$138,908	$—	$138,908	$—
Liabilities:
Interest rate swap	1,465	—	1,465	—
Total liabilities at fair value	$1,465	$—	$1,465	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during six months ended June 30, 2024 and the year ended December 31, 2023.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. At June 30, 2024 there was one collateral-dependent relationship totaling $969 thousand, which was individually evaluated and being carried at fair value of $623 thousand. This relationship consists of three commercial business loans collateralized by equipment. There were no individually evaluated collateral dependent loans recorded at fair value at December 31, 2023.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at June 30, 2024 or December 31, 2023.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as collateral dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held $403 thousand and $304 thousand at June 30, 2024 and December 31, 2023.

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for June 30, 2024 and December 31, 2023.

Quantitative information about Level 3 Fair Value Measurements
June 30, 2024
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral-dependent loans	Discounted value	Selling cost	36%	36%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

Quantitative information about Level 3 Fair Value Measurements
December 31, 2023
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

(1) Weighted based on the relative fair value of the specific items measured at fair value.

The following table summarizes the Company's nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2024 and December 31, 2023.

		Carrying value at
		June 30, 2024
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral-dependent loans	$623	$—	$—	$623
Nonfinancial Assets:
Repossessed assets	403	—	—	403
		Carrying value at
		December 31, 2023
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nonfinancial Assets:
Repossessed assets	$304	$—	$—	$304

The carrying value and fair value of the Company’s financial instruments at June 30, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements at
	June 30, 2024
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)	June 30, 2024
	(in thousands)
Financial assets:
Cash and short-term investments	$123,655	$123,655	$—	$—	$123,655
Securities	129,489	—	129,489	—	129,489
Restricted investments	8,780	—	8,780	—	8,780
Loans held for sale	3,058		3,058	—	3,058
Loans, net	1,433,920	—	—	1,349,266	1,349,266
Bank owned life insurance	30,103	—	30,103	—	30,103
Accrued interest receivable	5,005	—	5,005	—	5,005
Interest rate swaps	1,478	—	1,478	—	1,478
Financial liabilities:
Deposits	$1,488,584	$—	$1,488,392	$—	$1,488,392
Federal funds purchased	302	—	302	—	302
Federal Home Loan Bank advances, long-term	145,000	—	144,551	—	144,551
Subordinated debt, net of unamortized issuance costs	29,478	—	25,136	—	25,136
Accrued interest payable	2,363	—	2,363	—	2,363
Interest rate swaps	1,478	—	1,478	—	1,478

	Fair Value Measurements at
	December 31, 2023
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
	(in thousands)
Financial assets:
Cash and short-term investments	$138,353	$138,353	$—	$—	$138,353
Securities	137,443	—	137,443	—	137,443
Restricted Investments	9,568	—	9,568	—	9,568
Loans held for sale	1,661		1,661	—	1,661
Loans, net	1,448,193	—	—	1,377,017	1,377,017
Bank owned life insurance	29,575	—	29,575	—	29,575
Accrued interest receivable	5,008	—	5,008	—	5,008
Interest rate swap	1,465	—	1,465	—	1,465
Financial liabilities:
Deposits	$1,506,322	$—	$1,506,147	$—	$1,506,147
Federal Home Loan Bank advances, short-term	20,000	—	19,954	—	19,954
Federal Home Loan Bank advances, long-term	145,000	—	145,141	—	145,141
Subordinated debt, net of unamortized issuance costs	29,444	—	25,581	—	25,581
Accrued interest payable	2,364	—	2,364	—	2,364
Interest rate swap	1,465	—	1,465	—	1,465

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

Changes to accumulated other comprehensive income (loss) by component are shown in the following table for the periods indicated:

	Three Months Ended
	June 30,
	2024			2023
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
April 1	$(19,827)	$10	$(19,817)	$(17,485)	$14	$(17,471)
Other comprehensive income (loss) before reclassifications	1,334	—	1,334	(2,462)	—	(2,462)
Tax effect of current period changes	(280)	—	(280)	517	—	517
Current period changes net of taxes	1,054	—	1,054	(1,945)	—	(1,945)
June 30	$(18,773)	$10	$(18,763)	$(19,430)	$14	$(19,416)

	Six Months Ended
	June 30,
	2024			2023
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(18,020)	$14	$(18,006)	$(20,465)	$19	$(20,446)
Other comprehensive (loss) income before reclassifications	(953)	(5)	(958)	1,310	(8)	1,302
Tax effect of current period changes	200	1	201	(275)	3	(272)
Current period changes net of taxes	(753)	(4)	(757)	1,035	(5)	1,030
June 30	$(18,773)	$10	$(18,763)	$(19,430)	$14	$(19,416)

For the three and six months ended June 30, 2024 and 2023, there were no reclassifications out of accumulated other comprehensive income (loss).

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (“OREO”) activity for the six months ended June 30, 2024 and 2023 and the year ended December 31, 2023:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2024	2023	2023
	(in thousands)
Balance, beginning	$—	$108	$108
Transfer from loans	—	—	—
Gain on foreclosures	—	—	—
Sales	—	(108)	(108)
Valuation adjustments	—	—	—
Balance, ending	$—	$—	$—

There were no loans collateralized by residential real estate in the process of foreclosure at June 30, 2024 and December 31, 2023.

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

On January 1, 2024, the Company adopted ASU 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." The adoption resulted in an adjustment of $477 thousand, which reduced the investment and shareholders' equity balances.

At June 30, 2024 and December 31, 2023, the balance of the investment for qualified affordable housing projects was $1.4 million and $2.0 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled zero at both June 30, 2024 and December 31, 2023.

During each of the three months ended June 30, 2024 and June 30, 2023, the Company recognized amortization expense of $74 thousand and $54 thousand, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $147 thousand and $158 thousand, respectively.

Beginning in 2024, upon adoption of ASU 2023-02, the amortization expense was included in income tax expense, while in 2023 and prior it was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2024 are $306 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the six months ended June 30, 2024 and 2023, were $153 thousand and $180 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

There are no recent accounting pronouncements that are expected to have a material impact on the Company's consolidated financial statements.

NOTE 14. Borrowings

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Company uses the net proceeds of the Notes offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $522 thousand at June 30, 2024.

The Company had $145.0 million in total borrowings with the Federal Home Loan Bank of Atlanta ("FHLB") at June 30, 2024, with no short-term borrowings outstanding and $145.0 million being long-term borrowings. The interest rates on the long-term borrowings with the FHLB ranged from 4.43% to 4.83%, with a weighted average rate of 4.65%. Of the long-term FHLB borrowings, $50.0 million is due in 2024, $55.0 million is due in 2025 and $40.0 million is due in 2026. At December 31, 2023, the Company had $145.0 million in long-term and $20.0 million in short-term outstanding borrowings with the FHLB. The Company had $122.0 million in irrevocable letters of credit at June 30, 2024 with the FHLB to secure public deposits.

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

The following tables summarize key elements of the Company's derivative instruments at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$40,583	$197	$1,281
Matched interest rate swaps with counterparty	40,583	1,281	197

	December 31, 2023
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$41,051	$844	$621
Matched interest rate swaps with counterparty	41,051	621	844

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

The following tables provide income and asset information as of June 30, 2024 and December 31, 2023 and for three and six months ended June 30, 2024 and 2023, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income. The results by business segment are based on management’s accounting process, which assigns income statement items and assets to each operating segment. Given the Company's reportable segments are contained within the Bank, management must make certain allocations of expenses, which may not be representative of the costs expected to be incurred if the specific business segments operated as stand-alone entities. The Company expects it will continue to evaluate its business segments and internal reporting structure, including the production of discrete financial information to the chief operating decision-maker.

	Three Months Ended
	June 30, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$18,568	$3,180	$—	$—	$—	$21,748
Interest Expense	7,815	1,412	—	355	—	9,582
Net Interest Income (Expense)	10,753	1,768	—	(355)	—	12,166
Gain on sales of loans	492	—	—	—	—	492
Other noninterest income	2,453	—	1,350	—	—	3,803
Net Revenue (Expense)	13,698	1,768	1,350	(355)	—	16,461
Provision for credit losses	207	(26)	—	—	—	181
Noninterest expense	11,662	135	618	95	—	12,510
Income (loss) before taxes	1,829	1,659	732	(450)	—	3,770
Income tax expense (benefit)	176	349	154	(94)	—	585
Net Income (Loss)	$1,653	$1,310	$578	$(356)	$—	$3,185

Other data:
Capital expenditures	$421	$—	$—	$—	$—	$421
Depreciation and amortization	245	—	31	17	—	293

	Three Months Ended
	June 30, 2023
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$16,459	$3,905	$—	$—	$—	$20,364
Interest Expense	6,085	1,482	—	355	—	7,922
Net Interest Income (Expense)	10,374	2,423	—	(355)	—	12,442
Gain on sales of loans	122	70	—	—	—	192
Other noninterest income	1,859	43	1,263	—	—	3,165
Net Revenue (Expense)	12,355	2,536	1,263	(355)	—	15,799
Provision for credit losses	446	(43)	—	—	—	403
Noninterest expense	10,756	1,358	670	171	—	12,955
Income (loss) before taxes	1,153	1,221	593	(526)	—	2,441
Income tax expense (benefit)	113	256	125	(111)	—	383
Net Income (Loss)	$1,040	$965	$468	$(415)	$—	$2,058

Other data:
Capital expenditures	$490	$19	$—	$—	$—	$509
Depreciation and amortization	218	97	32	17	—	364

	Six Months Ended
	June 30, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$37,018	$6,642	$—	$—	$—	$43,660
Interest Expense	15,509	2,852	—	709	—	19,070
Net Interest Income (Expense)	21,509	3,790	—	(709)	—	24,590
Gain on sales of loans	653	—	—	—	—	653
Other noninterest income	4,385	—	2,728	—	—	7,113
Net Revenue (Expense)	26,547	3,790	2,728	(709)	—	32,356
Provision for credit losses	293	363	—	—	—	656
Noninterest expense	22,979	353	1,347	208	—	24,887
Income (loss) before taxes	3,275	3,074	1,381	(917)	—	6,813
Income tax expense (benefit)	321	646	290	(177)	—	1,080
Net Income (Loss)	$2,954	$2,428	$1,091	$(740)	$—	$5,733

Other data:
Capital expenditures	$512	$—	$3	$—	$—	$515
Depreciation and amortization	583	—	63	34	—	680

	Six Months Ended
	June 30, 2023
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$31,700	$7,222	$—	$—	$—	$38,922
Interest Expense	10,452	2,675	—	709	—	13,836
Net Interest Income (Expense)	21,248	4,547	—	(709)	—	25,086
Gain on sales of loans	336	312	—	—	—	648
Other noninterest income	3,721	93	2,421	—	—	6,235
Net Revenue (Expense)	25,305	4,952	2,421	(709)	—	31,969
Provision for credit losses	952	115	—	—	—	1,067
Noninterest expense	21,116	2,640	1,273	312	—	25,341
Income (loss) before taxes	3,237	2,197	1,148	(1,021)	—	5,561
Income tax expense (benefit)	440	461	242	(225)	—	918
Net Income (Loss)	$2,797	$1,736	$906	$(796)	$—	$4,643

Other data:
Capital expenditures	$480	$36	$—	$—	$—	$516
Depreciation and amortization	638	192	63	34	—	927

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at June 30, 2024	$1,542,490	$245,861	$1,019	$1,035	$—	$1,790,405
Total assets at December 31, 2023	$1,562,600	$261,011	$1,080	$906	$—	$1,825,597

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Part II, Item 8, Financial Statements and Supplementary Data, of the 2023 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At June 30, 2024, the Company had total assets of $1.79 billion, net loans of $1.43 billion, total deposits of $1.49 billion, and shareholders’ equity of $111.1 million. The Company’s net income was $5.7 million for the six months ended June 30, 2024.

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

OPERATING STRATEGY

The Company is a locally owned and managed financial institution. This allows the Bank to be flexible and responsive in the products and services it offers. The Bank grows primarily by lending funds to local residents and businesses at a competitive price that reflects the inherent risk of lending. The Bank attempts to fund these loans through deposits gathered from local residents and businesses. The Bank prices its deposits by comparing alternative sources of funds and selecting the lowest cost available. When deposits are not adequate to fund asset growth, the Bank relies on borrowings, both short and long term. The Bank’s primary source of borrowed funds is the Federal Home Loan Bank of Atlanta which offers numerous terms and rate structures to the Bank.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, joint approval of Co-Approval officers (Executive, Regional Credit Officer, Small Business Credit Officer), and a director loan committee. Lending limits for individuals are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Executive) is assigned to the Bank’s President/ Chief Executive Officer, Chief Banking Officer and Chief Credit Officer (approval authority only). Two Executive officers may combine their authority to approve loan requests to borrowers with credit exposure up to $10.0 million on a secured basis and $6.0 million unsecured. Three Executive officers may combine to approve loan requests to borrowers with credit exposure up to $15.0 million on a secured basis and $9.0 million unsecured. Consumer Central Lenders are individual lenders who have been assigned to an Approval Category (A through F) based upon their level of experience and job function. Consumer Central Lenders can co-approve consumer, home equity lines of credit and home equity loan requests up to their stated authorities. Officers in Categories A through F have lesser authorities and with approval of an Executive officer may extend loans to borrowers with exposure of $5.0 million on a secured basis and $3.0 million unsecured. Officers in Categories A through F can also utilize the co-approval of the Regional and Small Business Credit Officers to extend loans with exposures up to $2.5 million and $1.5 million respectively on a secured basis, and up to $1 million and $750 thousand respectively on an unsecured basis. Loans exceeding $15.0 million and up to the Bank’s legal lending limit can be approved by the Risk Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management.

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

NON-GAAP FINANCIAL MEASURES

This report refers to certain financial measures that are computed under a basis other than GAAP ("non-GAAP"). The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. Non-GAAP measures are supplemental and not a substitute for, or more important than, financial measures prepared in accordance with GAAP.

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
•
deposit flows;
•
the Bank's ability to manage liquidity;
•
the cost and availability of secondary funding sources;
•
effects of soundness of other financial institutions
•
problems with technology utilized by the Bank;
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

RESULTS OF OPERATIONS

Net Income

Net income for the six months ended June 30, 2024 was $5.7 million, an increase of 23.48%, or $1.1, when compared to the same period in 2023. For the three months ended June 30, 2024, net income was $3.2 million, an increase of $1.1 million, or 54.76% compared to the three months ended June 30, 2023. Earnings per share, basic and diluted, were $1.61 and $1.32 for the six months ended June 30, 2024 and 2023, respectively. Earnings per share, basic and diluted, were $0.89 and $0.58 for the three months ended June 30, 2024 and 2023, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the six months ended June 30, 2024 and 2023 was 0.65% and 0.55%, respectively. For the three months ended June 30, 2024 and 2023 the Company's annualized ROA was 0.72% and 0.48%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the six months ended June 30, 2024 and 2023 was 10.71% and 9.01%, respectively. For the three months ended June 30, 2024 and 2023 the Company's annualized ROE was 11.89% and 7.93%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $24.6 million and $25.1 million for the six months ended June 30, 2024 and 2023, respectively, which represents a decrease of $496 thousand, or 1.98%. Net interest income was $12.2 million and $12.4 million for the three months ended June 30, 2024 and 2023, respectively, which represents a decrease of $276 thousand, or 2.22%. Net interest income decreased due to the impact of the rising interest rate environment throughout 2023 as the increase in average rates paid outpaced the increase in average rates earned as well as offering promotional rates on time deposits to retain and attract account balances.

The Company's net interest spread and net interest margin decreased 42 basis points and 26 basis points, respectively, for the six months ended June 30, 2024 compared to six months ended June 30, 2023. For the three months ended June 30, 2024, the Company's net interest spread and net interest margin decreased 30 basis points and 18 basis points, respectively, compared to the same period in 2023.

Total interest and dividend income was $43.7 million and $38.9 million for the six months ended June 30, 2024 and 2023, respectively, which represents an increase of $4.7 million, or 12.17%. Total interest and dividend income was $21.7 million and $20.4 million for the three months ended June 30, 2024 and 2023, respectively, which represents an increase of $1.3 million, or 6.80%. The increase in interest income was driven by an increase in the average balance of the loan portfolio along with the rise in interest rates. Average interest-earning assets increased $110.4 million, or 6.80%, when comparing the six months ended June 30, 2023 to the six months ended June 30, 2024, while the average yield on earning-assets increased by 23 basis points over the same period. For the three months ended June 30, 2024, the increase in interest income on loans was primarily due to the higher yields earned as the average balances were level with the prior year period.

Total interest expense was $19.1 million and $13.8 million for the six months ended June 30, 2024 and 2023, respectively, which represents an increase of $5.3 million, or 37.83%. Total interest expense was $9.6 million and $7.9 million for the three months ended June 30, 2024 and 2023, respectively, which represents an increase of $1.7 million, or 20.95%. The interest rate environment, coupled with the growth of higher-paying deposit accounts, have been the main drivers for the increase in interest expense during both the three and six months ended June 30, 2024 and 2023. Interest expense on deposit accounts increased $5.9 million, or 66.10%, during the six months ended June 30, 2024, of which $4.3 million was attributable to time deposits. During the six months ended June 30, 2024 and 2023 the average balance of interest-bearing deposits was $1.05 billion and $919.9 million, respectively. The $5.9 million increase in deposit interest expense was slightly offset by a decrease in interest expense on FHLB advances. The average balance of FHLB advances was $145.5 million and $170.9 million with an average rate of 4.73% and 4.79% during the six months ended June 30, 2024 and 2023, respectively. The increase in interest expense during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to time deposits, while FHLB borrowings experienced a decrease in expense reflecting a lower level of utilization during the three month period ending June 30, 2024.

The net interest margin was 2.86% and 3.12% for the six months ended June 30, 2024 and 2023, respectively, and 2.81% and 2.99% for the three months ended June 30, 2024 and 2023, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2024 and 2023.

Net interest margin has primarily declined due to deposit pricing pressure as interest rates increased throughout 2023 and and as competition for new deposits continues to be experienced. If these factors persist, net interest margin may experience further downward pressure and may also result in the Company having to borrow additional wholesale funding to fund asset growth, which is more expensive than deposits.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	June 30, 2024			June 30, 2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$137,588	$893	2.61%	$155,347	$921	2.38%
Tax-Exempt (1)	492	5	4.13%	510	6	4.11%
Total Securities	$138,080	$898	2.62%	$155,857	$927	2.39%
Loans:
Taxable	1,424,304	19,421	5.48%	1,425,873	18,659	5.25%
Non-accrual	4,600	—	—%	2,608	—	—%
Tax-Exempt (1)	10,603	132	5.01%	9,810	119	4.86%
Total Loans	$1,439,507	$19,553	5.45%	$1,438,291	$18,778	5.24%
Federal funds sold and interest-bearing deposits in other banks	170,858	1,326	3.12%	80,251	684	3.42%
Total earning assets	$1,748,445	$21,777	5.01%	$1,674,399	$20,389	4.88%
Allowance for credit losses	(14,604)			(14,201)
Total non-earning assets	33,281			73,702
Total assets	$1,767,122			$1,733,900

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$258,965	$1,538	2.39%	$240,401	$1,247	2.08%
Money market accounts	261,557	1,463	2.25%	254,136	1,093	1.72%
Savings accounts	136,370	39	0.12%	153,659	46	0.12%
Time deposits:
$250,000 and more	138,531	1,652	4.80%	99,903	888	3.57%
Less than $250,000	255,776	2,823	4.44%	224,041	2,261	4.05%
Total interest-bearing deposits	$1,051,199	$7,515	2.88%	$972,140	$5,535	2.28%
Federal funds purchased	15	—	NM	178	—	NM
Federal Home Loan Bank advances	145,110	1,712	4.74%	172,198	2,032	4.73%
Subordinated debt	29,467	355	4.84%	29,400	355	4.83%
Total interest-bearing liabilities	$1,225,791	$9,582	3.14%	$1,173,916	$7,922	2.71%
Noninterest-bearing liabilities:
Demand deposits	417,128			440,728
Other Liabilities	16,489			15,212
Total liabilities	$1,659,408			$1,629,856
Shareholders' equity	107,714			104,044
Total liabilities and shareholders' equity	$1,767,122			$1,733,900
Net interest income		$12,195			$12,467

Net interest spread			1.87%			2.17%
Interest expense as a percent of average earning assets			2.20%			1.90%
Net interest margin			2.81%			2.99%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Annualized.

NM - Not Meaningful

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	June 30, 2024			June 30, 2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$140,144	$1,808	2.59%	$156,208	$1,808	2.33%
Tax-Exempt (1)	496	10	4.10%	527	11	4.14%
Total Securities	$140,640	$1,818	2.60%	$156,735	$1,819	2.34%
Loans:
Taxable	1,429,088	39,279	5.53%	1,390,761	35,735	5.18%
Non-accrual	5,109	—	—%	2,352	—	—%
Tax-Exempt (1)	10,654	265	5.00%	9,702	235	4.88%
Total Loans	$1,444,851	$39,544	5.50%	$1,402,815	$35,970	5.17%
Federal funds sold and Interest-bearing deposits in other banks	149,032	2,356	3.18%	64,602	1,184	3.70%
Total earning assets	$1,734,523	$43,718	5.07%	$1,624,152	$38,973	4.84%
Allowance for loan losses	(14,570)			(13,816)
Total non-earning assets	43,196			85,716
Total assets	$1,763,149			$1,696,052

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$257,623	$3,035	2.37%	$238,317	$2,301	1.95%
Money market accounts	262,656	2,876	2.20%	256,096	1,934	1.52%
Savings accounts	137,554	80	0.12%	160,195	99	0.13%
Time deposits:
$250,000 and more	140,912	3,353	4.78%	88,901	1,455	3.30%
Less than $250,000	253,815	5,595	4.43%	176,344	3,205	3.66%
Total interest-bearing deposits	$1,052,560	$14,939	2.85%	$919,853	$8,994	1.97%
Federal funds purchased	13	—	NM	5,648	70	2.50%
Federal Home Loan Bank advances	145,495	3,422	4.73%	170,939	4,063	4.79%
Subordinated debt	29,459	709	4.84%	29,391	709	4.86%
Total interest-bearing liabilities	$1,227,527	$19,070	3.12%	$1,125,831	$13,836	2.48%
Noninterest-bearing liabilities:
Demand deposits	411,147			451,437
Other Liabilities	16,878			14,892
Total liabilities	$1,655,552			$1,592,160
Shareholders' equity	107,597			103,892
Total liabilities and shareholders' equity	$1,763,149			$1,696,052
Net interest income		$24,648			$25,137

Net interest spread			1.94%			2.36%
Interest expense as a percent of average earning assets			2.21%			1.72%
Net interest margin			2.86%			3.12%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Annualized.

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$19,525	$18,754	$39,488	$35,921
Interest Income - Securities and Other Interest-Earnings Assets	2,223	1,610	4,172	3,001
Interest Expense - Deposits	7,515	5,535	14,939	8,994
Interest Expense - Other Borrowings	2,067	2,387	4,131	4,842
Total Net Interest Income	$12,166	$12,442	$24,590	$25,086
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$28	$24	$56	$49
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	1	1	2	2
Total Tax Benefit on Tax-Exempt Interest Income	$29	$25	$58	$51
Tax-Equivalent Net Interest Income	$12,195	$12,467	$24,648	$25,137

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets was 5.07% for the six months ended June 30, 2024 compared to 4.84% for the six months ended June 30, 2023, an increase of 23 basis points during the current year period. The tax-equivalent yield on securities increased 26 basis points for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The tax equivalent yield on loans increased 33 basis points from 5.17% for the six months ended June 30, 2023 to 5.50% for the same time period in 2024. For the three months ended June 30, 2024 and 2023, the tax-equivalent yield on earning assets was 5.01% and 4.88%, respectively, an increase of 13 basis points in the current year period. The tax-equivalent yields on securities and loans also increased during the three month period in 2024 compared to 2023 by 23 basis points and 21 basis points, respectively.

The increase in the tax-equivalent yield on earning assets for the three and six months ended June 30, 2024 resulted mostly from the increase in the tax-equivalent yield on loans. The increase in the yield on loans as compared to the corresponding periods in 2023 was primarily due to the sustained elevated interest rate environment,

The average rate on interest-bearing liabilities increased 64 basis points to 3.12% from 2.48% for the six months ended June 30, 2024 compared to the 2023 period, and increased 43 basis points for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The average rate on interest-bearing deposits increased 60 basis points and 88 basis points during the three and six months ended June 30, 2024, respectively, compared to the same 2023 periods, driven by increases in time deposits. The interest rate environment, marketplace competition and growth of higher-cost deposit accounts have been the main drivers for the increases in the average rate and total expense paid on interest-bearing deposits.

Provision for Credit Losses

The provision for credit losses is based upon management’s estimate of the amount required to maintain an adequate allowance for credit losses. The Company's calculation of the provision for credit losses consists of changes in the allowance for credit losses on loans and the reserve for unfunded loan commitments. The allowance for credit losses on loans represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. The amount of provision for credit losses on loans is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of expected losses within the loan portfolio.

The provision for credit losses for the six months ended June 30, 2024 and 2023 was $656 thousand and $1.1 million, respectively. The provision for credit losses for the three months ended June 30, 2024 and 2023 was $181 thousand and $403 thousand, respectively. The provision for credit losses for the six months ended June 30, 2024 resulted largely from a specific reserve on an individually evaluated relationship, net credit losses, and a reduction in the reserve for unfunded commitments. The composition and balance of the portfolio was substantially the same as the prior measurement period.

Noninterest Income

Total noninterest income was $4.3 million and $3.4 million for the three months ended June 30, 2024 and 2023, respectively and for the six months ended June 30, 2024 and 2023 was $7.8 million and $6.9 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and six months ended June 30, 2024 and 2023, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Wealth management fees	$1,273	$1,263	$10	1%	$2,729	$2,421	$308	13%
Service charges on deposit accounts	456	447	9	2%	910	883	27	3%
Other service charges and fees	1,164	1,135	29	3%	2,133	2,182	(49)	(2)%
(Loss) gain on disposal of bank premises and equipment	(11)	7	(18)	(257)%	(11)	7	(18)	(257)%
Gain on sale of loans	492	192	300	156%	653	648	5	1%
Bank owned life insurance income	269	179	90	50%	537	358	179	50%
Other operating income	652	134	518	387%	815	384	431	112%
Total noninterest income	$4,295	$3,357	$938	28%	$7,766	$6,883	$883	13%

Wealth management fee income increased from 2023 to 2024. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Total assets under management have increased as a result of new business efforts. Fee increases and one-time fees for estates and other services have also contributed to the year over year increase in revenue.

Gain on sale of loans increased during the three and six months ended June 30, 2024 when compared to the same period in 2023. During the first half of 2024, the Company sold $25.5 million in mortgage loans on the secondary market and $2.6 million SBA commercial loans. During the first half of 2023, the Company sold $5.2 million in mortgage loans on the secondary market, $2.9 million in SBA commercial loans and $38.6 million of marine loans. These loan sales resulted in gains of $653 thousand and $648 thousand during the six months ended June 30, 2024 and 2023, respectively. Gain on loan sales during the three months ended June 30, 2024 and 2023 was $492 thousand and $192 thousand, respectively, and resulted from mortgage loan sales of $14.6 million and $2.6 million in SBA commercial loans during the second quarter of 2024 compared to mortgage loan sales of $3.0 million, marine loan sales of $15.0 million, and SBA commercial loans sales of $797 thousand during the second quarter of 2023.

Bank owned life insurance ("BOLI") fee income increased during the three and six months ended June 30, 2024 when compared to the same periods in 2023 as a result of an investment of $5 million into BOLI by the Company during the fourth quarter of 2023.

Other operating income increased for the three and six months ended June 30, 2024 when compared to the same periods in 2023. The increases during the current year periods can be mainly attributed to higher cash distributions received from investments in Small Business Investment Companies as well as the receipt of a BOLI settlement, which resulted in a gain of $254 thousand.

Noninterest Expenses

Total noninterest expenses decreased $445 thousand, or 3.43% for the three months ended June 30, 2024 and $454 thousand, or 1.79%, for the six months ended June 30, 2024 compared to the same periods in 2023. The following table presents the components of noninterest expense for the three and six months ended June 30, 2024 and 2023, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and employee benefits	$7,353	$7,561	$(208)	(3)%	$14,538	$14,859	$(321)	(2)%
Occupancy expenses	470	533	(63)	(12)%	1,039	1,051	(12)	(1)%
Equipment expenses	401	315	86	27%	774	638	136	21%
Advertising and marketing expenses	245	342	(97)	(28)%	482	638	(156)	(24)%
Stationary and supplies	32	56	(24)	(43)%	56	78	(22)	(28)%
ATM network fees	373	365	8	2%	753	716	37	5%
Other real estate owned expense	—	—	—	—%	—	5	(5)	NM
(Gain) on other real estate owned	—	—	—	—%	—	(7)	7	NM
FDIC assessment	351	346	5	1%	760	612	148	24%
Computer software expense	221	281	(60)	(21)%	454	591	(137)	(23)%
Bank franchise tax	338	313	25	8%	669	576	93	16%
Professional fees	511	753	(242)	(32)%	1,017	1,466	(449)	(31)%
Data processing fees	558	478	80	17%	1,123	880	243	28%
Other operating expenses	1,657	1,612	45	3%	3,222	3,238	(16)	(0)%
Total noninterest expenses	$12,510	$12,955	$(445)	(3)%	$24,887	$25,341	$(454)	(2)%

NM - Not Meaningful

On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million, its rights to service loans that had been sold to secondary market investors prior to the date of sale (valued at $595 thousand on balance sheet prior to sale), and other assets that were not individually significant. The Company received total consideration, net of selling expenses, of $53.5 million and recognized a gain of $435 thousand. The assets sold as well as their related revenues and contribution to earnings did not constitute a significant portion of the Company's assets or operating results for the year ended December 31, 2023. As part of the sale, the Company reduced its workforce associated with the marine lending division, and ceased accepting new marine lending business. Subsequent to the sale of these assets, the Company retained ownership of approximately $260.5 million of marine vessel retail loans which continue to constitute a significant portion of the Company's assets, revenues, and earnings. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid. Subsequent to the sale, non-interest expenses related to marine lending have been significantly reduced or eliminated as discussed in variance explanation paragraphs below.

Salaries and employee benefits decreased during the three and six months ended June 30, 2024 over 2023, largely reflecting decreases in salaries while experiencing increases in employee benefits and annual incentive plan expenses. The Company's number of full-time equivalent employees ("FTE's") has decreased from 275 at June 30, 2023 to 244 at June 30, 2024. In addition to normal staffing fluctuation, the decrease in the number of FTE's was due to the sale of the marine finance assets during the third quarter of 2023. The Company reduced its workforce associated with the marine lending division and ceased accepting new marine lending business. Partially offsetting the expense decreases due to the lower number of FTE's, were annual pay increases, commissions paid on new business efforts, increasing insurance costs and enhanced employee benefit plans.

Equipment expenses have increased during the three and six months ended June 30, 2024 compared to the same periods in 2023. A new loan origination system implemented during the fourth quarter of 2023 was a significant driver of the year-over-year increase.

Advertising and marketing expenses and computer software expenses decreased during the three and six months ended June 30, 2024 compared to the same periods in 2023. This was primarily due to the discontinuation of new marine lending business, including the cost of business development and computer systems, as well as corporate rebranding expenses incurred during the 2023 periods.

FDIC assessment and bank franchise tax expenses, which are based in part on asset size and capital levels, have increased during the three and six months ended June 30, 2024 over 2023. The increase in FDIC assessment for the six months ended June 30, 2024 was also due to a two basis point increase in the assessment rate charged by the FDIC, which was applied to all financial institutions beginning in June 2023.

Professional fees decreased between the three and six months ended June 30, 2024 and the same periods in 2023. During the 2023 period there were legal expenses for the marine lending business, legal costs related to the ESOP termination, and strategic planning expenses that were not incurred during the 2024 periods. These decreases were partially offset by a slight increase in external audit expenses.

Data processing fee expenses increased during three and six months ended June 30, 2024 over the same period in 2023, reflecting increased costs for core systems, including fees that are volume based.

The efficiency ratio of the Company was 77.00% and 81.91% for the three months ended June 30, 2024 and 2023, respectively. The efficiency ratio of the Company was 77.36% and 79.18% for the six months ended June 30, 2024 and 2023. The improvement in the efficiency ratio during 2024 primarily reflects an increase in noninterest income. The efficiency ratio is not a measurement under accounting principles generally accepted in the United States. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income excluding gains and losses on the investment portfolio and other gains/losses from OREO, repossessed vehicles, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses (GAAP)	$12,510	$12,955	$24,887	$25,341
Less: (Gain) on other real estate owned	—	—	—	(7)
Adjusted noninterest expenses (non-GAAP)	$12,510	$12,955	$24,887	$25,348

Net interest income	12,166	12,442	24,590	25,086

Noninterest income (GAAP)	4,295	3,357	7,766	6,883
Less: (Loss) gain on the sale and disposal of premises and equipment	(11)	7	(11)	7
Less: Income from life insurance proceeds	254	—	254	—
Adjusted noninterest income (non-GAAP)	$4,052	$3,350	$7,523	$6,876
Tax equivalent adjustment (1)	29	25	58	51
Total net interest income and noninterest income, adjusted (non-GAAP)	$16,247	$15,817	$32,171	$32,013

Efficiency ratio	77.00%	81.91%	77.36%	79.18%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $585 thousand and $383 thousand during the three months ended June 30, 2024 and 2023, respectively and $1.1 million and $918 thousand during the six months ended June 30, 2024 and 2023, respectively. The effective tax rate was 15.52% and 15.69% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate was 15.85% and 16.51% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans, BOLI, income tax credits on qualified affordable housing project investments, and qualified rehabilitation credits. Qualified affordable housing project investments are discussed in Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Securities

Total securities available for sale were $129.5 million at June 30, 2024, compared to $137.4 million at December 31, 2023. This represents a decrease of $7.9 million, or 5.79%. The Company purchased no securities during the six months ended June 30, 2024. The Company had total maturities, calls, and principal repayments of $6.9 million during the six months ended June 30, 2024. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2024 and December 31, 2023. The Company had a net unrealized loss on available for sale securities of $23.8 million at June 30, 2024 as compared to a net unrealized loss of $22.8 million at December 31, 2023. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss). The primary cause of the unrealized losses at June 30, 2024 and December 31, 2023 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $1.45 billion and $1.46 billion at June 30, 2024 and December 31, 2023, respectively. This represents a decrease of $13.7 million, or 0.94%, during the six months ended June 30, 2024. The ratio of gross loans to deposits increased during the six months ended June 30, 2024 from 97.10% at December 31, 2023 to 97.34% at June 30, 2024.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024, through the normal course of business, $28.1 million in loans were sold, consisting primarily of mortgage loans. These loan sales resulted in net gains of $653 thousand. The balance of gross loans remained essentially level from year-end 2023, reflecting paydowns and a large consumer loan payoff, offset by modest growth during 2024.

Residential real estate loans, consisting of first liens, junior liens and home equity loans, were $359.7 million, or 24.82%, and $356.1 million, or 24.35%, of total loans at June 30, 2024 and December 31, 2023, respectively. The modest increase of $3.6 million, or 1.00%, largely reflects the Company's efforts to originate more salable loans than portfolio loans.

Commercial real estate loans (including multifamily loans) were $610.6 million, or 42.14%, and $600.3 million, or 41.04%, of total loans at June 30, 2024 and December 31, 2023, respectively, representing an increase of $10.2 million, or 1.70%, during the six months ended June 30, 2024. Owner occupied commercial real estate loans experienced a $6.2 million increase during the six months ended June 30, 2024, and non-owner occupied and multifamily commercial real estate loans increased $4.0 million during the same period.

Marine loans were $236.9 million, or 16.35%, and $251.2 million, or 17.17%, of total loans at June 30, 2024 and December 31, 2023, respectively, representing a decrease of $14.3 million, or 5.68%. The decline in marine loans reflects paydowns and payoffs only and no new originations. On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million and reduced its workforce associated with the marine lending division as it expects to cease accepting new marine lending business. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

Allowance for Credit Losses on Loans

The purpose of, and the methods for, measuring the allowance for credit losses on loans are discussed in the Critical Accounting Policies section in the 2023 Form 10-K. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for credit losses on loans during the three and six months ended June 30, 2024 and 2023 and the year ended December 31, 2023. Charged-off loans were $877 thousand and $127 thousand for the six months ended June 30, 2024 and 2023, respectively. Recoveries were $609 thousand and $224 thousand for the six months ended June 30, 2024 and 2023, respectively. This resulted in net charge-offs (recoveries) of $268 thousand and $(97) thousand for the six months ended June 30, 2024 and 2023, respectively. The annualized ratio of net charge-offs (recoveries) to average loans was 0.07% and (0.03)% for the six months ended June 30, 2024 and 2023, respectively. The allowance for credit losses on loans as a percentage of loans was 1.04% at June 30, 2024 and 0.99% at December 31, 2023. The increase as compared to December 31, 2023 was mainly attributable to net loan charge-offs and a specific reserve on a collateral-dependent commercial business loan relationship.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Credit Risk, Nonperforming Assets and Other Assets

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk on a quarterly basis. Loans risk rated as special mention, which exhibit negative trends and potential weaknesses, totaled $76.6 million at June 30, 2024 compared to $33.5 million at December 31, 2023. Loans risk rated as classified, include substandard, doubtful, and loss loans, totaled $5.0 million and $8.0 million at June 30, 2024 and December 31, 2023, respectively. All other loans were classified as pass, exhibiting acceptable history of profits, cash flow ability and liquidity. The increase in special mention loans of $43.1 million was primarily in the owner-occupied commercial real estate portfolio as loans were downgraded from pass as the result of not having current financial statement information available at their annual review. Upon receipt of current financial information, the loans will be evaluated and returned to a pass classification if appropriate.

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing as detailed in the table below.

	June 30, 2024	December 31, 2023
Nonaccrual loans	$2,703	$5,645
Loans past due 90 days or more and accruing interest	167	181
Other real estate owned and repossessed assets	403	304
Total nonperforming assets	$3,273	$6,130

Allowance for credit losses on loans	$15,014	$14,493

Gross loans	$1,448,934	$1,462,686

Allowance for credit losses on loans to nonperforming assets	459%	236%

Allowance for credit losses on loans to total loans	1.04%	0.99%

Allowance for credit losses on loans to nonaccrual loans	555%	257%

Nonaccrual loans to total loans	0.19%	0.40%

Non-performing assets to period end loans, other real estate owned and repossessed assets	0.23%	0.42%

Nonperforming assets decreased by $2.8 million during the six months ended June 30, 2024. Nonaccrual loans were $2.7 million and $5.6 million at June 30, 2024 and December 31, 2023, respectively. There was $403 thousand in OREO and repossessed at June 30, 2024 and $304 thousand at December 31, 2023. There were $167 thousand in loans past due 90 days or more and still accruing at June 30, 2024 and $181 thousand in loans past due 90 days or more and still accruing at December 31, 2023. The percentage of nonperforming assets to loans, OREO and repossessed assets was 0.23% at June 30, 2024 and 0.42% at December 31, 2023, respectively.

Total past due loans, as disclosed in Note 5 to the Consolidated Financial Statements, increased to $3.5 million at June 30, 2024 compared to $2.3 million at December 31, 2023. The $1.2 million increase in past due loans was primarily due to changes in the marine and consumer loan portfolios. Total past due loans consist of $1.5 million in marine loans, loans secured by real estate totaling $1.4 million, and consumer and commercial business loans totaling $671 thousand.

During the six months ended June 30, 2024, nonaccrual loans decreased by $2.9 million and totaled $2.7 million at June 30, 2024 compared to $5.6 million at December 31, 2023. The decrease reflects $3.7 million in payoffs of two commercial real estate loans and loan charge-offs totaling $133 thousand, partially offset by a commercial business loan relationship totaling $969 thousand added to nonaccrual loans during the six months ended June 30, 2024. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans. At June 30, 2024 there was a $346 thousand allowance for credit losses required on the commercial business loan relationship due to a potential deficiency in collateral value. There was no allowance for credit losses required on nonaccrual loans at December 31, 2023.

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

Deposits

Total deposits were $1.49 billion and $1.51 billion at June 30, 2024 and December 31, 2023, respectively. This represents a decrease of $17.7 million or 1.18% during the six months ended June 30, 2024. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2024 and December 31, 2023. The decline in deposits was primarily in core accounts, which decreased $15.6 million and non-core accounts decreased $2.1 million. During the first half of 2024, noninterest demand deposits experienced a decline of $21.6 million, while savings and interest bearing demand deposits declined $9.1 million. Total time deposits increased $12.9 million during the six months ended June 30, 2024 reflecting increases of $10.4 million and $2.5 million for time deposits with balances less than $250,000 and time deposits with balances $250,000 and more, respectively. Marketing efforts, including rate specials, have been utilized to maintain maturing accounts and to acquire new time deposit accounts. Core deposits, consisting of checking accounts, NOW accounts, money market accounts, regular savings accounts and time deposits less than $250,000, totaled $1.26 billion, or 84.63% of total deposits at June 30, 2024 compared to $1.28 billion, or 84.67%, of total deposits at December 31, 2023. At June 30, 2024, over 75% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2024 was $111.1 million, reflecting a percentage of total assets of 6.21%, as compared to $108.4 million and 5.94% at December 31, 2023. The $2.7 million increase in shareholders’ equity was primarily due to net income of $5.7 million earned during the six months ended June 30, 2024, partially offset by an increase in unrealized losses on the securities available for sale portfolio of $953 thousand or $753 thousand, net of tax and dividends declared of $2.1 million. During each of the six months ended June 30, 2024 and 2023, the Company declared dividends of $0.60. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At June 30, 2024, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The Bank's capital amounts and ratios are presented using the Federal Reserve's risk-based capital framework.

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

At June 30, 2024 and December 31, 2023, the Bank's capital ratios were as follows: Common equity Tier 1 capital was 10.46% and 10.27%, respectively, Tier 1 risk-based capital was 10.46% and 10.27%, respectively, Total risk-based capital was 11.41% and 11.16%, respectively, and Tier 1 leverage was 8.86% and 8.48%, respectively.

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

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale and loans maturing within one year. At June 30, 2024, liquid assets totaled $340.1 million as compared to $367.7 million at December 31, 2023. These amounts represented 20.25% and 21.41% of total liabilities at June 30, 2024 and December 31, 2023, respectively. The Company generally attempts to minimize liquidity demand by primarily utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2023 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the second quarter of 2024 pursuant to its Stock Repurchase Program ("the Program"). The Company authorized 150,000 shares for repurchase under the Program, which renewed on June 21, 2023 with a start date of July 1, 2023 and an expiration date of June 30, 2024. There were 139,069 shares remaining prior to the Program's expiration on June 30, 2024.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				139,454
April 1 - April 30, 2024	108	$29.50	108	139,346
May 1 - May 31, 2024	277	27.85	385	139,069
June 1 - June 30, 2024	—	—	385	139,069
	385	$28.31	385	139,069

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed with this Form 10-Q or incorporated by reference to previous filings. This list includes the exhibit index:

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

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of August, 2024.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer