Form 10-Q
period 2024-09-30
EAGLE FINANCIAL SERVICES INC
filed 2024-11-14
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 8, 2024 was 3,549,581.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$15,418	$15,417
Interest-bearing deposits with other institutions	162,187	96,649
Federal funds sold	3,586	26,287
Total cash and cash equivalents	$181,191	$138,353
Securities available for sale, at fair value, amortized cost of $148,327 and $160,251, respectively	130,051	137,443
Restricted investments, at cost	9,967	9,568
Loans held for sale	3,657	1,661
Loans	1,483,328	1,462,686
Allowance for credit losses	(15,303)	(14,493)
Net Loans	$1,468,025	$1,448,193
Bank premises and equipment, net	18,101	18,108
Bank owned life insurance	30,361	29,575
Other assets	40,348	42,696
Total assets	$1,881,701	$1,825,597
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$413,615	$436,619
Savings and interest bearing demand deposits	655,601	656,439
Time deposits	476,720	413,264
Total deposits	$1,545,936	$1,506,322
Federal funds purchased	244	—
Federal Home Loan Bank advances, short-term	—	20,000
Federal Home Loan Bank advances, long-term	170,000	145,000
Subordinated debt, net of unamortized issuance costs	29,495	29,444
Other liabilities	18,182	16,452
Total liabilities	$1,763,857	$1,717,218
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2024, 3,549,580 including 64,043 shares of unvested restricted stock; issued and outstanding 2023, 3,520,894 including 56,914 shares of unvested restricted stock	8,714	8,660
Surplus	14,633	14,280
Retained earnings	108,927	103,445
Accumulated other comprehensive loss	(14,430)	(18,006)
Total shareholders’ equity	$117,844	$108,379
Total liabilities and shareholders’ equity	$1,881,701	$1,825,597

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$21,143	$20,179	$60,631	$56,100
Interest and dividends on securities available for sale:
Taxable interest income	712	781	2,209	2,370
Interest income exempt from federal income taxes	4	3	12	12
Dividends	157	147	468	366
Interest on deposits in banks	1,659	1,021	3,889	2,151
Interest on federal funds sold	11	51	118	89
Total interest and dividend income	$23,686	$22,182	$67,327	$61,088
Interest Expense
Interest on deposits	$8,419	$6,978	$23,358	$15,972
Interest on federal funds purchased	—	—	—	70
Interest on Federal Home Loan Bank advances	1,756	1,943	5,178	6,006
Interest on subordinated debt	354	354	1,063	1,063
Total interest expense	$10,529	$9,275	$29,599	$23,111
Net interest income	$13,157	$12,907	$37,728	$37,977
Provision for Credit Losses	1,544	216	2,200	1,283
Net interest income after provision for credit losses	$11,613	$12,691	$35,528	$36,694
Noninterest Income
Wealth management fees	$1,515	$1,190	$4,244	$3,611
Service charges on deposit accounts	518	460	1,428	1,343
Other service charges and fees	1,117	1,252	3,250	3,434
Gain on the sale of marine finance assets	—	463	—	463
Gain (loss) on the sale of bank premises and equipment	—	7	(11)	14
Gain on sale of loans	627	265	1,280	913
Small business investment company income	496	151	882	350
Bank owned life insurance income	930	184	1,721	542
Other operating income	48	246	242	447
Total noninterest income	$5,251	$4,218	$13,036	$11,117
Noninterest Expenses
Salaries and employee benefits	$7,548	$7,598	$22,086	$22,457
Occupancy expenses	530	570	1,569	1,621
Equipment expenses	427	341	1,201	979
Advertising and marketing expenses	247	228	729	866
Stationery and supplies	35	69	91	147
ATM network fees	406	426	1,159	1,142
Other real estate owned expense	—	—	—	5
(Gain) on other real estate owned	—	—	—	(7)
Loss on sale of repossessed assets	204	—	204	—
FDIC assessment	343	495	1,103	1,107
Computer software expense	226	396	680	987
Bank franchise tax	342	340	1,011	916
Professional fees	408	497	1,425	1,963
Data processing fees	679	542	1,802	1,422
Other operating expenses	1,495	2,631	4,717	5,869
Total noninterest expenses	$12,890	$14,133	$37,777	$39,474
Income before income taxes	$3,974	$2,776	$10,787	$8,337
Income Tax Expense	550	457	1,630	1,375
Net income	$3,424	$2,319	$9,157	$6,962
Earnings Per Share
Net income per common share, basic	$0.97	$0.66	$2.58	$1.98
Net income per common share, diluted	$0.97	$0.66	$2.58	$1.98

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$3,424	$2,319	$9,157	$6,962
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of deferred income tax of $1,152 and $(1,100) for the three months ended, and $952 and $(825) for the nine months ended, respectively	4,333	(4,137)	3,580	(3,102)
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $0 for the three months ended, and $1 and $(3) for the nine months ended, respectively	—	—	(4)	(5)
Total other comprehensive income (loss)	4,333	(4,137)	3,576	(3,107)
Total comprehensive income (loss)	$7,757	$(1,818)	$12,733	$3,855

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
December 31, 2022	$8,629	$13,268	$100,278	$(20,446)	101,729
Cumulative effect adjustment for CECL	—	—	(1,961)	—	(1,961)
Net income	—	—	2,585	—	2,585
Other comprehensive income	—	—	—	2,975	2,975
Vesting of restricted stock awards, stock incentive plan (12,749 shares)	31	(31)	—	—	—
Stock-based compensation expense	—	317	—	—	317
Repurchase and retirement of common stock (3,590 shares)	(9)	(119)	—	—	(128)
Dividends declared ($0.30 per share)	—	—	(1,057)	—	(1,057)
March 31, 2023	$8,651	$13,435	$99,845	$(17,471)	$104,460
Net income	—	—	2,058	—	2,058
Other comprehensive (loss)	—	—	—	(1,945)	(1,945)
Stock-based compensation expense	—	323	—	—	323
Issuance of common stock, employee benefit plan (3,803 shares)	10	123	—	—	133
Dividends declared ($0.30 per share)	—	—	(1,059)	—	(1,059)
June 30, 2023	$8,661	$13,881	$100,844	$(19,416)	$103,970
Net income	—	—	2,319	—	2,319
Other comprehensive (loss)	—	—	—	(4,137)	(4,137)
Stock-based compensation expense	—	263	—	—	263
Vesting of restricted stock awards, stock incentive plan (4,553 shares)	11	(11)	—	—	—
Repurchase and retirement of common stock (4,941 shares)	(12)	(163)	—	—	(175)
Dividends declared ($0.30 per share)	—	—	(1,057)	—	(1,057)
September 30, 2023	$8,660	$13,970	$102,106	$(23,553)	$101,183

December 31, 2023	$8,660	$14,280	$103,445	$(18,006)	$108,379
Cumulative effect adjustment for adopton of ASU 2023-02	—	—	(477)	—	(477)
Net income	—	—	2,548	—	2,548
Other comprehensive (loss)	—	—	—	(1,811)	(1,811)
Vesting of restricted stock awards, stock incentive plan (23,557 shares)	59	(59)	—	—	—
Stock-based compensation expense	—	302	—	—	302
Repurchase and retirement of common stock (5,605 shares)	(14)	(155)	—	—	(169)
Dividends declared ($0.30 per share)	—	—	(1,067)	—	(1,067)
March 31, 2024	$8,705	$14,368	$104,449	$(19,817)	$107,705
Net income	—	—	3,185	—	3,185
Other comprehensive income	—	—	—	1,054	1,054
Vesting of restricted stock awards, stock incentive plan (1,081 shares)	3	(3)	—	—	—
Stock-based compensation expense	—	249	—	—	249
Repurchase and retirement of common stock (385 shares)	(1)	(10)	—	—	(11)
Dividends declared ($0.30 per share)	—	—	(1,067)	—	(1,067)
June 30, 2024	$8,707	$14,604	$106,567	$(18,763)	$111,115
Net income	—	—	3,424	—	3,424
Other comprehensive income	—	—	—	4,333	4,333
Stock-based compensation expense	—	93	—	—	93
Vesting of restricted stock awards, stock incentive plan (4,788 shares)	12	(12)	—	—	—
Repurchase and retirement of common stock (1,878 shares)	(5)	(52)	—	—	(57)
Dividends declared ($0.30 per share)	—	—	(1,064)	—	(1,064)
September 30, 2024	$8,714	$14,633	$108,927	$(14,430)	$117,844

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$9,157	$6,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	742	745
Amortization of other assets	418	613
Origination of loans held for sale	(49,256)	(27,627)
Proceeds from sale of loans held for sale	48,540	24,805
Net (gain) on sales of loans	(1,280)	(913)
Provision for credit losses	2,200	1,283
(Gain) on other real estate owned	—	(7)
(Gain) on the sale of marine finance assets	—	(463)
Loss (gain) on the sale and disposal of premises and equipment	11	(14)
Loss on the sale of repossessed assets	204	—
Amortization of subordinated debt issuance costs	51	51
Stock-based compensation expense	644	903
Premium amortization on securities, net	208	266
Bank-owned life insurance income	(814)	(542)
(Gain) on bank-owned life insurance settlement	(907)	—
Changes in assets and liabilities:
Decrease (increase) in other assets	278	(5,472)
Increase in other liabilities	2,251	12,297
Net cash provided by operating activities	$12,447	$12,887
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$11,716	$10,987
Proceeds from the sale of restricted investments	1,425	4,975
Purchases of restricted investments	(1,824)	(4,326)
Proceeds of bank-owned life insurance settlement	935	—
Purchases of bank premises and equipment	(746)	(1,127)
Proceeds from the sale of bank premises and equipment	—	39
Proceeds from the sale of other real estate owned	—	115
Proceeds from the sale of repossessed assets	112	—
Proceeds from sale of marine finance business	—	53,537
Proceeds from sales of loans	—	49,325
Origination of loans net of principal collected	(21,986)	(218,755)
Funding of capital commitments related to other investments	(664)	(495)
Net cash (used in) investing activities	$(11,032)	$(105,725)
Cash Flows from Financing Activities
Net (decrease) in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$(23,842)	$(19,160)
Net increase in time deposits	63,456	253,465
Net increase (decrease) in federal funds purchased	244	(32,980)
Net (decrease) in short-term Federal Home Loan Bank advances	(20,000)	(175,000)
Advances of long-term Federal Home Loan Bank advances	25,000	145,000
Issuance of common stock, employee benefit plan	—	133
Repurchase and retirement of common stock	(237)	(303)
Cash dividends paid	(3,198)	(3,173)
Net cash provided by financing activities	$41,423	$167,982
Increase in cash and cash equivalents	$42,838	$75,144
Cash and Cash Equivalents
Beginning	138,353	66,894
Ending	$181,191	$142,038
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$29,695	$22,016
Income taxes	$80	$1,706
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$4,532	$(3,927)
Minimum postretirement liability adjustment	$(5)	$(8)
Repossessed assets acquired in settlement of loans	$111	$304

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2024 and December 31, 2023, the results of operations and the changes in shareholders' equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restricted period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which vest based on meeting annual performance measures over a two year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of September 30, 2024, there was $851 thousand of unrecognized compensation cost related to nonvested restricted stock, with a weighted average remaining term of 1.91 years.

The following table presents restricted stock activity for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	56,914	$35.06	38,780	$33.47
Granted	41,940	30.00	37,941	36.60
Vested	(29,426)	34.40	(17,302)	33.29
Forfeited	(5,385)	35.38	(2,405)	36.80
Nonvested, end of period	64,043	$32.02	57,014	$35.57

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2024 and 2023. During 2024 and 2023, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average number of common shares outstanding used to calculate basic and diluted earnings per share	3,552,026	3,526,943	3,555,376	3,524,441

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2024 and December 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$8,199	$—	$(347)	$7,852
Mortgage-backed securities	130,457	—	(16,918)	113,539
Obligations of states and political subdivisions	4,921	—	(200)	4,721
Subordinated debt	4,750	—	(811)	3,939
	$148,327	$—	$(18,276)	$130,051

	December 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,258	$—	$(667)	$8,591
Mortgage-backed securities	140,052	—	(21,230)	118,822
Obligations of states and political subdivisions	6,191	1	(261)	5,931
Subordinated debt	4,750	—	(651)	4,099
	$160,251	$1	$(22,809)	$137,443

The Company has elected to exclude accrued interest receivable, totaling $356 thousand at September 30, 2024, from the amortized cost basis of securities. The deferred tax asset on the securities portfolio at September 30, 2024 and December 31, 2023 was $3.8 million and $4.8 million, respectively, and is included in Other Assets in the Consolidated Balance Sheets. The amortized cost and estimated fair value of securities at September 30, 2024, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	10,692	10,374
Due after five years through ten years	12,804	11,379
Due after ten years	124,831	108,298
	$148,327	$130,051

There were no sales of available for sale securities during the nine months ended September 30, 2024 or 2023.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2024 and December 31, 2023 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$7,852	$347	$7,852	$347
Mortgage-backed securities	—	—	113,539	16,918	113,539	16,918
Obligations of states and political subdivisions	500	—	4,221	200	4,721	200
Subordinated debt	—	—	3,439	811	3,439	811
	$500	$—	$129,051	$18,276	$129,551	$18,276

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$8,591	$667	$8,591	$667
Mortgage-backed securities	—	—	118,822	21,230	118,822	21,230
Obligations of states and political subdivisions	—	—	5,430	261	5,430	261
Subordinated debt	221	29	3,378	622	3,599	651
	$221	$29	$136,221	$22,780	$136,442	$22,809

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 101 debt securities with a fair value below the amortized cost basis, totaling $129.6 million of aggregate fair value as of September 30, 2024. The Company concluded that a credit loss does not exist in its securities portfolio at September 30, 2024 based on the fact that (1) changes in fair value were caused by non-credit-related factors, primarily fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities and obligations of U.S. government corporations and agencies are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having carrying values of $8.3 million and $110.2 million at September 30, 2024 were pledged as security for trust accounts and for borrowing capacity at the Federal Reserve Bank discount window, respectively.

The composition of restricted investments at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	9,483	9,084
Community Bankers’ Bank Stock	140	140
	$9,967	$9,568

NOTE 5. Loans and Allowance for Credit Losses on Loans

The composition of loans at September 30, 2024 and December 31, 2023 was as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$97,170	$84,145
HELOCs	50,452	47,674
Residential First Lien - Investor	106,323	117,431
Residential First Lien - Owner Occupied	198,570	178,180
Residential Junior Liens	11,956	12,831
Commercial - Owner Occupied	273,249	251,456
Commercial - Non-Owner Occupied & Multifamily	357,351	348,879
Commercial and industrial loans:
SBA PPP loans	34	51
Other commercial and industrial loans	111,130	107,777
Marine loans	225,902	251,168
Consumer loans	32,063	42,419
Overdrafts	215	253
Other loans	11,932	12,895
Total loans	$1,476,347	$1,455,159
Net deferred loan costs and premiums	6,981	7,527
Allowance for credit losses	(15,303)	(14,493)
	$1,468,025	$1,448,193

At September 30, 2024, the Company was servicing $13.9 million of loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $239 thousand at September 30, 2024, which are recorded in other assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning	$15,014	$14,511	$14,493	$11,218
Cumulative effect adjustment for adoption of ASC 326	—	—	—	2,077
Provision for credit losses	1,526	218	2,315	1,337
Recoveries added to the allowance	145	31	754	255
Credit losses charged to the allowance	(1,382)	(187)	(2,259)	(314)
Balance, ending	$15,303	$14,573	$15,303	$14,573

Past due loans by class at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$6,781	$—	$—	$6,781	$90,389	$97,170	$—
HELOCs	17	—	—	17	50,435	50,452	—
Residential First Lien - Investor	—	—	472	472	105,851	106,323	—
Residential First Lien - Owner Occupied	—	141	278	419	198,151	198,570	247
Residential Junior Liens	15	—	—	15	11,941	11,956	—
Commercial - Owner Occupied	—	—	—	—	273,249	273,249	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	357,351	357,351	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	34	34	—
Other commercial and industrial loans	299	—	—	299	110,831	111,130	—
Marine loans	—	—	—	—	225,902	225,902	—
Consumer loans	45	—	169	214	31,849	32,063	87
Overdrafts	—	—	—	—	215	215	—
Other loans	—	—	—	—	11,932	11,932	—
Total	$7,157	$141	$919	$8,217	$1,468,130	$1,476,347	$334

	December 31, 2023
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$84,145	$84,145	$—
HELOCs	—	—	—	—	47,674	47,674	—
Residential First Lien - Investor	844	253	—	1,097	116,334	117,431	—
Residential First Lien - Owner Occupied	—	78	149	227	177,953	178,180	—
Residential Junior Liens	—	—	9	9	12,822	12,831	—
Commercial - Owner Occupied	—	—	—	—	251,456	251,456	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	348,879	348,879	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	51	51	—
Other commercial and industrial loans	9	—	26	35	107,742	107,777	14
Marine loans	—	—	552	552	250,616	251,168	—
Consumer loans	173	—	167	340	42,079	42,419	167
Overdrafts	—	—	—	—	253	253	—
Other loans	—	—	—	—	12,895	12,895	—
Total	$1,026	$331	$903	$2,260	$1,452,899	$1,455,159	$181

Nonaccrual loans by class at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024			December 31, 2023
	(in thousands)			(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$95	$—	$95
HELOCs	—	—	—	15	—	15
Residential First Lien - Investor	472	—	472	1,085	—	1,085
Residential First Lien - Owner Occupied	104	—	104	228	—	228
Residential Junior Liens	—	—	—	11	—	11
Commercial - Owner Occupied	749	—	749	22	—	22
Commercial - Non-Owner Occupied & Multifamily	—	—	—	3,625	—	3,625
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	46	891	937	12	—	12
Marine loans	—	—	—	552	—	552
Consumer loans	82	—	82	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$1,453	$891	$2,344	$5,645	$—	$5,645

The allowance for credit losses on loans by segment at September 30, 2024 and December 31, 2023 was as follows:

	As of and For the Nine Months Ended
	September 30, 2024
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Charge-Offs	(94)	(127)	(7)	(83)	(1,457)	(376)	(115)	—	(2,259)
Recoveries	100	304	162	44	—	132	12	—	754
Provision	300	(112)	(502)	377	1,995	245	12	—	2,315
Ending balance	$1,078	$4,790	$5,877	$1,365	$1,691	$199	$303	$—	$15,303
Ending balance: Individually evaluated for impairment	$—	$—	$—	$268	$—	$—	$—	$—	$268
Ending balance: Collectively evaluated for impairment	$1,078	$4,790	$5,877	$1,097	$1,691	$199	$303	$—	$15,035
Loans:
Ending balance	$97,170	$367,301	$630,600	$111,164	$225,902	$32,063	$12,147	$—	$1,476,347
Ending balance: Individually evaluated for impairment	$—	$545	$749	$891	$—	$82	$—	$—	$2,267
Ending balance: Collectively evaluated for impairment	$97,170	$366,756	$629,851	$110,273	$225,902	$31,981	$12,147	$—	$1,474,080

	As of and For the Year Ended
	December 31, 2023
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,714	$1,735	$2,221	$2,222	$1,555	$299	$472	$—	$11,218
Cumulative effect adjustment for adoption of ASC 326	(1,840)	1,933	3,584	(1,102)	(285)	(123)	(90)	—	2,077
Charge-Offs	—	—	—	(312)	(126)	(121)	(182)	—	(741)
Recoveries	8	18	—	43	—	48	181	—	298
Provision	(110)	1,039	419	176	9	95	13	—	1,641
Ending balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Ending balance: Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: Collectively evaluated for impairment	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Loans:
Ending balance	$84,145	$356,116	$600,335	$107,828	$251,168	$42,419	$13,148	$—	$1,455,159
Ending balance: Individually evaluated for impairment	$95	$1,288	$3,639	$—	$552	$—	$—	$—	$5,574
Ending balance: Collectively evaluated for impairment	$84,050	$354,828	$596,696	$107,828	$250,616	$42,419	$13,148	$—	$1,449,585

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	September 30, 2024			December 31, 2023
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$95	$—	$95
HELOCs	—	—	—	—	—	—
Residential First Lien - Investor	472	—	472	1,086	—	1,086
Residential First Lien - Owner Occupied	73	—	73	194	—	194
Residential Junior Liens	—	—	—	8	—	8
Commercial - Owner Occupied	749	—	749	14	—	14
Commercial - Non-Owner Occupied & Multifamily	—	—	—	3,625	—	3,625
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	—	891	891	—	—	—
Marine loans	—	—	—	—	552	552
Consumer loans	—	82	82	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$1,294	$973	$2,267	$5,022	$552	$5,574

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2024.

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

Credit quality information by class at September 30, 2024 was as follows:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$31,094	$25,570	$15,675	$3,886	$3,359	$5,173	$2,800	$—	$87,557
Special Mention	—	6,968	1,156	—	1,456	—	—	—	9,580
Classified	—	—	—	—	—	33	—	—	33
Total	$31,094	$32,538	$16,831	$3,886	$4,815	$5,206	$2,800	$—	$97,170
Current period gross charge-offs	$—	$—	$—	$—	$—	$94	$—	$—	$94
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$50,409	$—	$50,409
Special Mention	—	—	—	—	—	—	43	—	43
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$50,452	$—	$50,452
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$14	$—	$14
Residential First Lien - Investor
Pass	$5,793	$15,500	$18,963	$28,090	$10,382	$22,782	$—	$1,116	$102,626
Special Mention	—	699	1,076	1,151	—	299	—	—	3,225
Classified	—	—	—	472	—	—	—	—	472
Total	$5,793	$16,199	$20,039	$29,713	$10,382	$23,081	$—	$1,116	$106,323
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$25,714	$59,419	$33,569	$22,887	$34,115	$20,356	$—	$487	$196,547
Special Mention	46	624	—	—	—	983	—	—	1,653
Classified	—	—	—	—	—	370	—	—	370
Total	$25,760	$60,043	$33,569	$22,887	$34,115	$21,709	$—	$487	$198,570
Current period gross charge-offs	$—	$—	$—	$—	$—	$103	$—	$—	$103
Residential Junior Liens
Pass	$553	$2,359	$2,662	$3,042	$1,265	$1,811	$—	$179	$11,871
Special Mention	—	—	—	—	71	—	—	—	71
Classified	—	—	—	—	—	—	—	14	14
Total	$553	$2,359	$2,662	$3,042	$1,336	$1,811	$—	$193	$11,956
Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Commercial - Owner Occupied
Pass	$23,795	$37,505	$71,072	$32,937	$23,461	$47,038	$1,262	$4,092	$241,162
Special Mention	—	367	8,870	6,069	345	15,687	—	—	31,338
Classified	—	—	—	749	—	—	—	—	749
Total	$23,795	$37,872	$79,942	$39,755	$23,806	$62,725	$1,262	$4,092	$273,249
Current period gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Commercial - Non-Owner Occupied & Multifamily
Pass	$15,088	$57,059	$83,489	$56,549	$66,248	$45,400	$6,572	$5,375	$335,780
Special Mention	—	—	11,676	7,631	1,463	801	—	—	21,571
Classified	—	—	—	—	—	—	—	—	—
Total	$15,088	$57,059	$95,165	$64,180	$67,711	$46,201	$6,572	$5,375	$357,351
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$—	$34	$—	$—	$—	$—	$34
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$34	$—	$—	$—	$—	$34
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$21,320	$9,149	$21,289	$4,933	$3,611	$3,872	$37,854	$2,054	$104,082
Special Mention	340	1,191	—	2,187	—	4	1,873	357	5,952
Classified	—	891	—	—	159	—	—	46	1,096
Total	$21,660	$11,231	$21,289	$7,120	$3,770	$3,876	$39,727	$2,457	$111,130
Current period gross charge-offs	$—	$11	$9	$—	$63	$—	$108	$—	$191
Marine loans
Pass	$—	$74,588	$118,605	$32,062	$647	$—	$—	$—	$225,902
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$74,588	$118,605	$32,062	$647	$—	$—	$—	$225,902
Current period gross charge-offs	$—	$1,370	$87	$—	$—	$—	$—	$—	$1,457
Consumer loans
Pass	$2,382	$2,289	$11,248	$5,558	$7,578	$1,145	$1,746	$35	$31,981
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	82	—	—	—	—	—	82
Total	$2,382	$2,289	$11,330	$5,558	$7,578	$1,145	$1,746	$35	$32,063
Current period gross charge-offs	$—	$12	$—	$25	$167	$—	$64	$—	$268
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	215	—	—	—	—	—	—	—	215
Total	$215	$—	$—	$—	$—	$—	$—	$—	$215
Current period gross charge-offs	$115	$—	$—	$—	$—	$—	$—	$—	$115
Other loans
Pass	$—	$59	$9,492	$—	$—	$2,299	$80	$2	$11,932
Special Mention	—	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Classified	—	—	—	—	—	—	—	—	—
Total	$—	$59	$9,492	$—	$—	$2,299	$80	$2	$11,932
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$125,739	$283,497	$386,064	$189,978	$150,666	$149,876	$100,723	$13,340	$1,399,883
Special Mention	386	9,849	22,778	17,038	3,335	17,774	1,916	357	73,433
Classified	215	891	82	1,221	159	403	—	60	3,031
Total	$126,340	$294,237	$408,924	$208,237	$154,160	$168,053	$102,639	$13,757	$1,476,347
Total current period gross charge-offs	$115	$1,393	$96	$25	$230	$214	$186	$—	$2,259

Credit quality information by class at December 31, 2023 was as follows:

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$34,617	$21,460	$7,584	$4,851	$2,389	$2,829	$7,052	$57	$80,839
Special Mention	—	1,173	—	—	1,040	815	—	—	3,028
Classified	—	—	—	145	—	133	—	—	278
Total	$34,617	$22,633	$7,584	$4,996	$3,429	$3,777	$7,052	$57	$84,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$47,610	$—	$47,610
Special Mention	—	—	—	—	—	—	49	—	49
Classified	—	—	—	—	—	—	15	—	15
Total	$—	$—	$—	$—	$—	$—	$47,674	$—	$47,674
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$19,394	$23,205	$31,371	$10,667	$4,054	$22,265	$—	$367	$111,323
Special Mention	—	1,273	—	1,180	626	1,944	—	—	5,023
Classified	—	—	1,085	—	—	—	—	—	1,085
Total	$19,394	$24,478	$32,456	$11,847	$4,680	$24,209	$—	$367	$117,431
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$59,007	$33,793	$23,749	$35,783	$3,932	$20,413	$—	$589	$177,266
Special Mention	—	—	—	—	—	258	—	—	258
Classified	—	—	—	—	—	656	—	—	656
Total	$59,007	$33,793	$23,749	$35,783	$3,932	$21,327	$—	$589	$178,180
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$2,562	$2,902	$3,429	$1,486	$606	$1,613	$—	$189	$12,787
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	27	—	17	44
Total	$2,562	$2,902	$3,429	$1,486	$606	$1,640	$—	$206	$12,831
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Commercial - Owner Occupied
Pass	$36,736	$68,868	$40,707	$22,871	$13,971	$50,059	$3,088	$4,364	$240,664
Special Mention	—	3,817	64	2,145	1,877	1,402	—	—	9,305
Classified	—	—	967	498	—	8	—	14	1,487
Total	$36,736	$72,685	$41,738	$25,514	$15,848	$51,469	$3,088	$4,378	$251,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Non-Owner Occupied & Multifamily
Pass	$56,510	$88,518	$64,005	$65,075	$15,563	$34,619	$1,196	$5,651	$331,137
Special Mention	624	4,748	3,685	5,060	—	—	—	—	14,117
Classified	—	—	—	2,355	—	1,270	—	—	3,625
Total	$57,134	$93,266	$67,690	$72,490	$15,563	$35,889	$1,196	$5,651	$348,879
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$51	$—	$—	$—	$—	$—	$51
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$51	$—	$—	$—	$—	$—	$51
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$15,052	$26,798	$8,659	$4,824	$2,629	$3,898	$43,188	$1,005	$106,053
Special Mention	1,125	—	—	13	1	9	220	344	1,712
Classified	—	—	—	3	—	—	9	—	12
Total	$16,177	$26,798	$8,659	$4,840	$2,630	$3,907	$43,417	$1,349	$107,777
Current period gross charge-offs	$231	$81	$—	$—	$—	$—	$—	$—	$312
Marine loans
Pass	$86,001	$128,456	$35,492	$667	$—	$—	$—	$—	$250,616
Special Mention	—	—	—	—	—	—	—	—	—
Classified	367	185	—	—	—	—	—	—	552
Total	$86,368	$128,641	$35,492	$667	$—	$—	$—	$—	$251,168
Current period gross charge-offs	$—	$126	$—	$—	$—	$—	$—	$—	$126

	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Consumer loans
Pass	$3,427	$13,950	$6,205	$8,687	$1,747	$21	$8,354	$28	$42,419
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$3,427	$13,950	$6,205	$8,687	$1,747	$21	$8,354	$28	$42,419
Current period gross charge-offs	$—	$3	$—	$66	$—	$—	$52	$—	$121
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	253	—	—	—	—	—	—	—	253
Total	$253	$—	$—	$—	$—	$—	$—	$—	$253
Current period gross charge-offs	$182	$—	$—	$—	$—	$—	$—	$—	$182
Other loans
Pass	$69	$10,176	$—	$—	$—	$2,587	$55	$8	$12,895
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$69	$10,176	$—	$—	$—	$2,587	$55	$8	$12,895
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$313,375	$418,126	$221,252	$154,911	$44,891	$138,304	$110,543	$12,258	$1,413,660
Special Mention	1,749	11,011	3,749	8,398	3,544	4,428	269	344	33,492
Classified	620	185	2,052	3,001	—	2,094	24	31	8,007
Total	$315,744	$429,322	$227,053	$166,310	$48,435	$144,826	$110,836	$12,633	$1,455,159
Total current period gross charge-offs	$413	$210	$—	$66	$—	$—	$52	$—	$741

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

During the three months ended September 30, 2024, the unfunded commitment reserve increased by $19 thousand through a charge to the provision for credit losses in the consolidated income statement. For the nine months ended September 30, 2024, there was a reduction to the unfunded commitment reserve of $115 thousand recorded as a credit to the provision for credit losses in the consolidated income statement. On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $406 thousand for the adoption of ASC 326. For the nine months ended September 30, 2023, a reduction to the unfunded commitment reserve of $54 thousand was recorded as a credit to the provision for credit losses in the consolidated income statement, and there was no adjustment during the three months ended September 30, 2023. The reserve for unfunded commitments at September 30, 2024 and 2023 and December 31, 2023 was $364 thousand, $417 thousand, and $479 thousand, respectively.

NOTE 6. Restructurings for Borrowers Experiencing Financial Difficulty

There were no loans modified during the three and nine months ended September 30, 2024, or the three months ended September 30, 2023. The following table presents the amortized cost of two loans that were modified during the nine months ended September 30, 2023 by loan portfolio segment:

	For the Nine Months Ended September 30,
	2023
	(Dollars in thousands)
	Term Extension	Total	% of Total Class of Loans
Mortgage real estate loans:
Residential First Lien - Owner Occupied	$355	$355	0.22%
Total	$355	$355

None of the loans that were modified during the nine months ended September 30, 2023 had defaulted and the loans remain current with contractual payments as of September 30, 2024. Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan during the twelve-month period subsequent to the modification. The financial effects of the term extensions during the prior-year period added a weighted average of 1.0 years to the life of loans which reduced the payment amounts for the borrowers.

NOTE 7. Deposits

The composition of deposits at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Noninterest bearing demand deposits	$413,615	$436,619
Savings and interest bearing demand deposits:
NOW accounts	$258,135	$253,353
Money market accounts	265,703	263,633
Regular savings accounts	131,763	139,453
	$655,601	$656,439
Time deposits:
Balances of less than $250,000	$291,311	$257,418
Balances of $250,000 and more	185,409	155,846
	$476,720	$413,264
	$1,545,936	$1,506,322

NOTE 8. Leases

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. Right-of-use assets and lease liabilities are included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets.

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

The following tables present information about the Company’s leases:

(dollars in thousands)
	September 30, 2024	December 31, 2023
Lease liabilities	$4,400	$4,653
Right-of-use assets	$4,097	$4,387
Weighted average remaining lease term	13 years	14 years
Weighted average discount rate	3.14%	3.09%

	Three Months Ended		Nine Months Ended
Lease Cost	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost	$132	$132	$396	$396
Short-term lease cost	4	4	11	11
Total lease cost	$136	$136	$407	$407

Cash paid for amounts included in the measurement of lease liabilities	$120	$118	$359	$354

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	September 30, 2024
Twelve months ending September 30, 2025	$497
Twelve months ending September 30, 2026	428
Twelve months ending September 30, 2027	390
Twelve months ending September 30, 2028	394
Twelve months ending September 30, 2029	399
Thereafter	3,454
Total undiscounted cash flows	$5,562
Discount	(1,162)
Lease liabilities	$4,400

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

		Fair Value Measurements at
		September 30, 2024
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,852	$—	$7,852	$—
Mortgage-backed securities	113,539	—	113,539	—
Obligations of states and political subdivisions	4,721	—	4,721	—
Subordinated debt	3,939	—	3,939	—
Derivative:
Interest rate swaps	1,207	—	1,207	—
Total assets at fair value	$131,258	$—	$131,258	$—
Liabilities:
Interest rate swaps	$1,207	$—	$1,207	$—
Fair value swap	272	—	272	—
Total liabilities at fair value	$1,479	$—	$1,479	$—

		Fair Value Measurements at
		December 31, 2023
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$8,591	$—	$8,591	$—
Mortgage-backed securities	118,822	—	118,822	—
Obligations of states and political subdivisions	5,931	—	5,931	—
Subordinated debt	4,099	—	4,099	—
Derivative:
Interest rate swap	1,465	—	1,465	—
Total assets at fair value	$138,908	$—	$138,908	$—
Liabilities:
Interest rate swap	1,465	—	1,465	—
Total liabilities at fair value	$1,465	$—	$1,465	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during nine months ended September 30, 2024 and the year ended December 31, 2023.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. At September 30, 2024 there was one collateral-dependent relationship totaling $891 thousand, which was individually evaluated and being carried at fair value of $623 thousand. This relationship consists of three commercial business loans collateralized by equipment. There were no individually evaluated collateral dependent loans recorded at fair value at December 31, 2023.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at September 30, 2024 or December 31, 2023.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as collateral dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held $99 thousand and $304 thousand at September 30, 2024 and December 31, 2023. Repossessed assets are included in other assets in the Consolidated Balance Sheets.

The following table summarizes the Company's nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023.

		Carrying value at
		September 30, 2024
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral-dependent loans	$623	$—	$—	$623
Nonfinancial Assets:
Repossessed assets	99	—	—	99
		Carrying value at
		December 31, 2023
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nonfinancial Assets:
Repossessed assets	$304	$—	$—	$304

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for September 30, 2024 and December 31, 2023.

Quantitative information about Level 3 Fair Value Measurements
September 30, 2024
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral-dependent loans	Discounted value	Selling cost and appraisal discount	16%	16%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

Quantitative information about Level 3 Fair Value Measurements
December 31, 2023
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

(1) Weighted based on the relative fair value of the specific items measured at fair value.

The carrying value and fair value of the Company’s financial instruments at September 30, 2024 and December 31, 2023 were as follows:

	Fair Value Measurements at
	September 30, 2024
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)	September 30, 2024
	(in thousands)
Financial assets:
Cash and short-term investments	$181,191	$181,191	$—	$—	$181,191
Securities	130,051	—	130,051	—	130,051
Restricted investments	9,967	—	9,967	—	9,967
Loans held for sale	3,657		3,657	—	3,657
Loans, net	1,468,025	—	—	1,381,764	1,381,764
Bank owned life insurance	30,361	—	30,361	—	30,361
Accrued interest receivable	5,331	—	5,331	—	5,331
Derivative assets	1,207	—	1,207	—	1,207
Financial liabilities:
Deposits	$1,545,936	$—	$1,545,719	$—	$1,545,719
Federal funds purchased	244	244	—	—	244
Federal Home Loan Bank advances, long-term	170,000	—	169,558	—	169,558
Subordinated debt, net of unamortized issuance costs	29,495	—	25,150	—	25,150
Accrued interest payable	2,217	—	2,217	—	2,217
Derivative liabilities	1,479	—	1,479	—	1,479

	Fair Value Measurements at
	December 31, 2023
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
	(in thousands)
Financial assets:
Cash and short-term investments	$138,353	$138,353	$—	$—	$138,353
Securities	137,443	—	137,443	—	137,443
Restricted Investments	9,568	—	9,568	—	9,568
Loans held for sale	1,661		1,661	—	1,661
Loans, net	1,448,193	—	—	1,377,017	1,377,017
Bank owned life insurance	29,575	—	29,575	—	29,575
Accrued interest receivable	5,008	—	5,008	—	5,008
Interest rate swap	1,465	—	1,465	—	1,465
Financial liabilities:
Deposits	$1,506,322	$—	$1,506,147	$—	$1,506,147
Federal Home Loan Bank advances, short-term	20,000	—	19,954	—	19,954
Federal Home Loan Bank advances, long-term	145,000	—	145,141	—	145,141
Subordinated debt, net of unamortized issuance costs	29,444	—	25,581	—	25,581
Accrued interest payable	2,364	—	2,364	—	2,364
Interest rate swap	1,465	—	1,465	—	1,465

NOTE 10. Change in Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on available for sale securities and changes in benefit obligations and plan assets for the post retirement benefit plan. Changes to accumulated other comprehensive loss are presented net of their tax effect as a component of equity. Reclassifications out of accumulated other comprehensive loss are recorded in the Consolidated Statements of Income either as a gain or loss.

Changes to accumulated other comprehensive loss by component are shown in the following table for the periods indicated:

	Three Months Ended
	September 30,
	2024			2023
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
June 30	$(18,773)	$10	$(18,763)	$(19,430)	$14	$(19,416)
Other comprehensive income (loss) before reclassifications	5,485	—	5,485	(5,237)	—	(5,237)
Tax effect of current period changes	(1,152)	—	(1,152)	1,100	—	1,100
Current period changes net of taxes	4,333	—	4,333	(4,137)	—	(4,137)
September 30	$(14,440)	$10	$(14,430)	$(23,567)	$14	$(23,553)

	Nine Months Ended
	September 30,
	2024			2023
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(18,020)	$14	$(18,006)	$(20,465)	$19	$(20,446)
Other comprehensive income (loss) before reclassifications	4,532	(5)	4,527	(3,927)	(8)	(3,935)
Tax effect of current period changes	(952)	1	(951)	825	3	828
Current period changes net of taxes	3,580	(4)	3,576	(3,102)	(5)	(3,107)
September 30	$(14,440)	$10	$(14,430)	$(23,567)	$14	$(23,553)

For the three and nine months ended September 30, 2024 and 2023, there were no reclassifications out of accumulated other comprehensive loss.

NOTE 11. Other Real Estate Owned

The following table is a summary of other real estate owned (“OREO”) activity for the nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2024	2023	2023
	(in thousands)
Balance, beginning	$—	$108	$108
Transfer from loans	—	—	—
Gain on foreclosures	—	—	—
Sales	—	(108)	(108)
Valuation adjustments	—	—	—
Balance, ending	$—	$—	$—

There were no loans collateralized by residential real estate in the process of foreclosure at September 30, 2024 and December 31, 2023.

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

At September 30, 2024 and December 31, 2023, the balance of the investment for qualified affordable housing projects was $1.3 million and $2.0 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled zero at both September 30, 2024 and December 31, 2023.

During each of the three months ended September 30, 2024 and September 30, 2023, the Company recognized amortization expense of $74 thousand and $54 thousand, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $221 thousand and $211 thousand, respectively.

Beginning in 2024, upon adoption of ASU 2023-02, the amortization expense was included in income tax expense, while in 2023 and prior it was included in Other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2024 are $303 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the nine months ended September 30, 2024 and 2023, were $228 thousand and $268 thousand, respectively.

NOTE 13. Recent Accounting Pronouncements and Other Authoritative Guidance

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement

Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

NOTE 14. Borrowings

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Company uses the net proceeds of the Notes offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $505 thousand at September 30, 2024.

The Company had $170.0 million in total borrowings with the Federal Home Loan Bank of Atlanta ("FHLB") at September 30, 2024, with no short-term borrowings outstanding and $170.0 million being long-term borrowings. The interest rates on the long-term borrowings with the FHLB ranged from 3.45% to 4.83%, with a weighted average rate of 4.47%. Of the long-term FHLB borrowings, $50.0 million is due in 2024, $55.0 million is due in 2025 and $65.0 million is due in 2026. At December 31, 2023, the Company had $145.0 million in long-term and $20.0 million in short-term outstanding borrowings with the FHLB. The Company had $80.7 million in irrevocable letters of credit at September 30, 2024 with the FHLB to secure public deposits.

NOTE 15. Derivatives

The Company uses derivative financial instruments primarily to manage risks to the Company associated with changing interest rates, and to assist customers with their risk management objectives. Derivative contracts that are not designated in a qualifying hedging relationships include customer accommodation loan swaps.

On August 15, 2024, the Company executed a 2-year, 3.862% pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $35.0 million. This swap will terminate on August 15, 2026. The Company designated the fair value swap under the portfolio layer method ("PLM"). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value as either an other asset or other liability on the Consolidated Balance Sheets, with changes in fair value recognized in net loans. The carrying value of the fair value swap on the Consolidated Balance Sheets will also be adjusted through loan interest income, based on changes in the fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of September 30, 2024.

	September 30, 2024
	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment
	(in thousands)
Loans receivable (1)	$35,279	$279

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the hedged period. As of September 30, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $536.6 million and the cumulative basis adjustment associated with this hedging relationship was $272 thousand. At September 30, 2024, the amount of the designated hedged item was $35.0 million.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the three and nine months ended September 30, 2024.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2024
	(in thousands)
Hedged asset	$61	$61
Fair value derivative designated as hedging instrument	7	7
Total gain recognized in the consolidated statement of income within interest and fees on loans	$68	$68

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

The following tables summarize key elements of the Company's derivative instruments at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$—	$272

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$40,347	$701	$506
Matched interest rate swaps with counterparty	40,347	506	701

	December 31, 2023
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$41,051	$844	$621
Matched interest rate swaps with counterparty	41,051	621	844

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

The following tables provide income and asset information as of September 30, 2024 and December 31, 2023 and for three and nine months ended September 30, 2024 and 2023, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income. The results by business segment are based on management’s accounting process, which assigns income statement items and assets to each operating segment. Given the Company's reportable segments are contained within the Bank, management must make certain allocations of expenses, which may not be representative of the costs expected to be incurred if the specific business segments operated as stand-alone entities. The Company expects it will continue to evaluate its business segments and internal reporting structure, including the production of discrete financial information to the chief operating decision-maker.

	Three Months Ended
	September 30, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$20,626	$3,060	$—	$—	$—	$23,686
Interest Expense	8,730	1,445	—	354	—	10,529
Net Interest Income (Expense)	11,896	1,615	—	(354)	—	13,157
Gain on sales of loans	627	—	—	—	—	627
Other noninterest income	3,108	—	1,516	—	—	4,624
Net Revenue (Expense)	15,631	1,615	1,516	(354)	—	18,408
Provision for (recovery of) credit losses	1,609	(65)	—	—	—	1,544
Noninterest expense	11,957	114	727	92	—	12,890
Income (loss) before taxes	2,065	1,566	789	(446)	—	3,974
Income tax expense (benefit)	145	328	166	(89)	—	550
Net Income (Loss)	$1,920	$1,238	$623	$(357)	$—	$3,424

Other data:
Capital expenditures	$231	$—	$—	$—	$—	$231
Depreciation and amortization	431	—	32	17	—	480

	Three Months Ended
	September 30, 2023
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$17,770	$4,412	$—	$—	$—	$22,182
Interest Expense	7,563	1,358	—	354	—	9,275
Net Interest Income (Expense)	10,207	3,054	—	(354)	—	12,907
Gain on sales of loans	253	12	—	—	—	265
Other noninterest income	1,750	1,013	1,190	—	—	3,953
Net Revenue (Expense)	12,210	4,079	1,190	(354)	—	17,125
Provision for (recovery of) credit losses	453	(237)	—	—	—	216
Noninterest expense	11,131	2,285	629	88	—	14,133
Income (loss) before taxes	626	2,031	561	(442)	—	2,776
Income tax expense (benefit)	3	427	117	(90)	—	457
Net Income (Loss)	$623	$1,604	$444	$(352)	$—	$2,319

Other data:
Capital expenditures	$1,120	$—	$—	$—	$—	$1,120
Depreciation and amortization	715	32	31	17	—	795

	Nine Months Ended
	September 30, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$57,625	$9,702	$—	$—	$—	$67,327
Interest Expense	24,239	4,297	—	1,063	—	29,599
Net Interest Income (Expense)	33,386	5,405	—	(1,063)	—	37,728
Gain on sales of loans	1,280	—	—	—	—	1,280
Other noninterest income	7,512	—	4,244	—	—	11,756
Net Revenue (Expense)	42,178	5,405	4,244	(1,063)	—	50,764
Provision for credit losses	1,902	298	—	—	—	2,200
Noninterest expense	34,936	467	2,074	300	—	37,777
Income (loss) before taxes	5,340	4,640	2,170	(1,363)	—	10,787
Income tax expense (benefit)	466	974	456	(266)	—	1,630
Net Income (Loss)	$4,874	$3,666	$1,714	$(1,097)	$—	$9,157

Other data:
Capital expenditures	$743	$—	$3	$—	$—	$746
Depreciation and amortization	1,014	—	95	51	—	1,160

	Nine Months Ended
	September 30, 2023
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$49,454	$11,634	$—	$—	$—	$61,088
Interest Expense	18,015	4,033	—	1,063	—	23,111
Net Interest Income (Expense)	31,439	7,601	—	(1,063)	—	37,977
Gain on sales of loans	589	324	—	—	—	913
Other noninterest income	5,487	1,106	3,611	—	—	10,204
Net Revenue (Expense)	37,515	9,031	3,611	(1,063)	—	49,094
Provision for (recovery of) credit losses	1,405	(122)	—	—	—	1,283
Noninterest expense	32,247	4,925	1,902	400	—	39,474
Income (loss) before taxes	3,863	4,228	1,709	(1,463)	—	8,337
Income tax expense (benefit)	443	888	359	(315)	—	1,375
Net Income (Loss)	$3,420	$3,340	$1,350	$(1,148)	$—	$6,962

Other data:
Capital expenditures	$1,091	$36	$—	$—	$—	$1,127
Depreciation and amortization	989	224	94	51	—	1,358

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at September 30, 2024	$1,646,503	$233,065	$987	$1,146	$—	$1,881,701
Total assets at December 31, 2023	$1,562,600	$261,011	$1,080	$906	$—	$1,825,597

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At September 30, 2024, the Company had total assets of $1.88 billion, net loans of $1.47 billion, total deposits of $1.55 billion, and shareholders’ equity of $117.8 million. The Company’s net income was $9.2 million for the nine months ended September 30, 2024.

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

As interest rates change, the Bank attempts to maintain its net interest margin by changing the price, terms, and mix of its financial assets and liabilities. The Bank also earns fees on services provided through its trust department, secondary market mortgage activities, BOLI, and deposit operations. The Bank also incurs noninterest expenses such as compensating employees, maintaining and acquiring fixed assets, and purchasing goods and services necessary to support its daily operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

NON-GAAP FINANCIAL MEASURES

This report refers to certain financial measures that are computed under a basis other than GAAP ("non-GAAP"). The Company uses certain non-GAAP financial measures, including tax-equivalent net interest income and efficiency ratio, to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. Non-GAAP measures are supplemental and not a substitute for, or more important than, financial measures prepared in accordance with GAAP.

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

RESULTS OF OPERATIONS

Net Income

Net income for the nine months ended September 30, 2024 was $9.2 million, an increase of 31.53%, or $2.2 million, when compared to the same period in 2023. For the three months ended September 30, 2024, net income was $3.4 million, an increase of $1.1 million, or 47.65%, compared to the three months ended September 30, 2023. Earnings per share, basic and diluted, were $2.58 and $1.98 for the nine months ended September 30, 2024 and 2023, respectively. Earnings per share, basic and diluted, were $0.97 and $0.66 for the three months ended September 30, 2024 and 2023, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Some issues reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the nine months ended September 30, 2024 and 2023 was 0.69% and 0.54%, respectively. For the three months ended September 30, 2024 and 2023 the Company's annualized ROA was 0.75% and 0.51%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the nine months ended September 30, 2024 and 2023 was 11.16% and 8.96%, respectively. For the three months ended September 30, 2024 and 2023 the Company's annualized ROE was 11.99% and 8.87%, respectively.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $37.7 million and $38.0 million for the nine months ended September 30, 2024 and 2023, respectively, which represents a decrease of $249 thousand, or 0.66%. Net interest income was $13.2 million and $12.9 million for the three months ended September 30, 2024 and 2023, respectively, which represents an increase of $250 thousand, or 1.94%. The increase in the average rate paid on interest-bearing liabilities has continued to outpace the increase in the average rate earned on interest-earning assets during the three and nine months ended September 30, 2024, compared to the same periods in 2023. For the nine months ended September 30, 2024, net interest income decreased from the 2023 period primarily due to a 70 basis point increase in the average rate paid on interest-bearing deposits reflecting efforts to retain and attract account balances by offering promotional rates. For the three months ended September 30, 2024, the average rate paid on interest-bearing deposits increased 37 basis points compared to the average rate paid for the three months ended September 30, 2023, and the average balance of interest-bearing deposits grew by $61.8 million.

The Company's net interest spread and net interest margin decreased 31 basis points and 19 basis points, respectively, for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023. For the three months ended September 30, 2024, the Company's net interest spread and net interest margin decreased 13 basis points and 5 basis points, respectively, compared to the same period in 2023.

Total interest and dividend income was $67.3 million and $61.1 million for the nine months ended September 30, 2024 and 2023, respectively, which represents an increase of $6.2 million, or 10.21%. Total interest and dividend income was $23.7 million and $22.2 million for the three months ended September 30, 2024 and 2023, respectively, which represents an increase of $1.5 million, or 6.78%. The increase in interest income was driven by an increase in the average balance of the loan portfolio along with the rise in interest rates. Average interest-earning assets increased $96.7 million, or 5.80%, when comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2024, while the average yield on earning-assets increased by 20 basis points over the same period. For the three months ended September 30, 2024, the increase in interest income on loans was primarily due to the higher yields earned as the average balances were level with the prior year period.

Total interest expense was $29.6 million and $23.1 million for the nine months ended September 30, 2024 and 2023, respectively, which represents an increase of $6.5 million, or 28.07%. Total interest expense was $10.5 million and $9.3 million for the three months ended September 30, 2024 and 2023, respectively, which represents an increase of $1.2 million, or 13.52%. The interest rate environment, coupled with the growth of higher-paying deposit accounts, have been the main drivers for the increase in interest expense during both the three and nine months ended September 30, 2024. Interest expense on deposit accounts increased $7.4 million, or 46.24%, during the nine months ended September 30, 2024, of which $5.3 million was attributable to time deposits. During the nine months ended September 30, 2024 and 2023 the average balance of interest-bearing deposits was $1.07 billion and $961.1 million, respectively. The $7.4 million increase in deposit interest expense was slightly offset by a decrease in interest expense on FHLB advances. The average balance of FHLB advances was $146.6 million and $168.2 million with an average rate of 4.72% and 4.77% during the nine months ended September 30, 2024 and 2023, respectively. The increase in interest expense during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to time deposits, while FHLB borrowings experienced a decrease in expense reflecting a lower level of utilization during the three month period ending September 30, 2024.

The net interest margin was 2.86% and 3.05% for the nine months ended September 30, 2024 and 2023, respectively, and 2.88% and 2.93% for the three months ended September 30, 2024 and 2023, respectively. The net interest margin is calculated on a tax-equivalent basis. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2024 and 2023.

Net interest margin has primarily declined due to deposit pricing pressure as interest rates increased throughout 2023 and and as competition for new deposits continues. If these factors persist, net interest margin may experience further downward pressure and may also result in the Company having to borrow additional wholesale funding to fund asset growth, which is more expensive than deposits.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	September 30, 2024			September 30, 2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$137,183	$869	2.52%	$148,549	$928	2.48%
Tax-Exempt (1)	493	5	4.03%	490	4	4.10%
Total Securities	$137,676	$874	2.53%	$149,039	$932	2.48%
Loans:
Taxable	1,461,660	21,041	5.73%	1,458,347	20,077	5.46%
Non-accrual	2,553	—	—%	3,639	—	—%
Tax-Exempt (1)	10,162	129	5.04%	10,403	129	4.94%
Total Loans	$1,474,375	$21,170	5.71%	$1,472,389	$20,206	5.44%
Federal funds sold and interest-bearing deposits in other banks	211,888	1,670	3.14%	132,432	1,072	3.21%
Total earning assets	$1,823,939	$23,714	5.17%	$1,753,860	$22,210	5.02%
Allowance for credit losses	(14,729)			(14,642)
Total non-earning assets	14,268			52,307
Total assets	$1,823,478			$1,791,525

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$254,996	$1,535	2.39%	$241,033	$1,354	2.23%
Money market accounts	261,653	1,555	2.36%	260,692	1,260	1.92%
Savings accounts	132,983	38	0.11%	145,673	44	0.12%
Time deposits:
$250,000 and more	159,761	1,932	4.81%	137,487	1,543	4.45%
Less than $250,000	294,579	3,359	4.54%	257,257	2,777	4.28%
Total interest-bearing deposits	$1,103,972	$8,419	3.03%	$1,042,142	$6,978	2.66%
Federal funds purchased	12	—	NM	—	—	—%
Federal Home Loan Bank advances	148,804	1,756	4.69%	162,935	1,943	4.73%
Subordinated debt	29,484	354	4.78%	29,416	354	4.78%
Total interest-bearing liabilities	$1,282,272	$10,529	3.27%	$1,234,493	$9,275	2.98%
Noninterest-bearing liabilities:
Demand deposits	409,753			434,807
Other Liabilities	17,838			18,505
Total liabilities	$1,709,863			$1,687,805
Shareholders' equity	113,615			103,720
Total liabilities and shareholders' equity	$1,823,478			$1,791,525
Net interest income		$13,185			$12,935

Net interest spread			1.91%			2.04%
Interest expense as a percent of average earning assets			2.30%			2.10%
Net interest margin			2.88%			2.93%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Annualized.

NM - Not Meaningful

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	September 30, 2024			September 30, 2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$139,150	$2,677	2.57%	$153,627	$2,736	2.38%
Tax-Exempt (1)	495	15	4.10%	515	15	4.13%
Total Securities	$139,645	$2,692	2.58%	$154,142	$2,751	2.39%
Loans:
Taxable	1,440,024	60,320	5.60%	1,413,520	55,812	5.28%
Non-accrual	4,251	—	—%	2,786	—	—%
Tax-Exempt (1)	10,489	394	5.02%	9,938	364	4.90%
Total Loans	$1,454,764	$60,714	5.57%	$1,426,244	$56,176	5.27%
Federal funds sold and Interest-bearing deposits in other banks	170,137	4,007	3.15%	87,470	2,240	3.42%
Total earning assets	$1,764,546	$67,413	5.10%	$1,667,856	$61,167	4.90%
Allowance for credit losses	(14,623)			(14,094)
Total non-earning assets	33,483			74,464
Total assets	$1,783,406			$1,728,226

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$256,741	$4,570	2.38%	$239,232	$3,656	2.04%
Money market accounts	262,319	4,431	2.26%	257,645	3,193	1.66%
Savings accounts	136,019	118	0.12%	155,301	143	0.12%
Time deposits:
$250,000 and more	147,241	5,284	4.79%	105,275	2,998	3.81%
Less than $250,000	267,502	8,955	4.77%	203,611	5,982	3.93%
Total interest-bearing deposits	$1,069,822	$23,358	2.92%	$961,064	$15,972	2.22%
Federal funds purchased	13	—	NM	3,745	70	2.50%
Federal Home Loan Bank advances	146,606	5,178	4.72%	168,242	6,006	4.77%
Subordinated debt	29,467	1,063	4.82%	29,400	1,063	4.83%
Total interest-bearing liabilities	$1,245,908	$29,599	3.17%	$1,162,451	$23,111	2.66%
Noninterest-bearing liabilities:
Demand deposits	410,679			445,833
Other Liabilities	17,201			16,108
Total liabilities	$1,673,788			$1,624,392
Shareholders' equity	109,618			103,834
Total liabilities and shareholders' equity	$1,783,406			$1,728,226
Net interest income		$37,814			$38,056

Net interest spread			1.93%			2.24%
Interest expense as a percent of average earning assets			2.24%			1.85%
Net interest margin			2.86%			3.05%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Annualized.

NM - Not Meaningful

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$21,143	$20,179	$60,631	$56,100
Interest Income - Securities and Other Interest-Earnings Assets	2,543	2,003	6,696	4,988
Interest Expense - Deposits	8,419	6,978	23,358	15,972
Interest Expense - Other Borrowings	2,110	2,297	6,241	7,139
Total Net Interest Income	$13,157	$12,907	$37,728	$37,977
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$27	$27	$83	$76
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	1	1	3	3
Total Tax Benefit on Tax-Exempt Interest Income	$28	$28	$86	$79
Tax-Equivalent Net Interest Income	$13,185	$12,935	$37,814	$38,056

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets was 5.10% for the nine months ended September 30, 2024 compared to 4.90% for the nine months ended September 30, 2023, an increase of 20 basis points during the current year period. The tax-equivalent yield on securities increased 19 basis points for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The tax equivalent yield on loans increased 30 basis points from 5.27% for the nine months ended September 30, 2023 to 5.57% for the same time period in 2024. For the three months ended September 30, 2024 and 2023, the tax-equivalent yield on earning assets was 5.17% and 5.02%, respectively, an increase of 15 basis points in the current year period. The tax-equivalent yields on securities and loans also increased during the three month period in 2024 compared to 2023 by 5 basis points and 27 basis points, respectively.

The increase in the tax-equivalent yield on earning assets for the three and nine months ended September 30, 2024 resulted mostly from the increase in the tax-equivalent yield on loans. The increase in the yield on loans as compared to the corresponding periods in 2023 was primarily due to the sustained elevated interest rate environment,

The average rate on interest-bearing liabilities increased 51 basis points to 3.17% from 2.66% for the nine months ended September 30, 2024 compared to the 2023 period, and increased 29 basis points for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The average rate on interest-bearing deposits increased 37 basis points and 70 basis points during the three and nine months ended September 30, 2024, respectively, compared to the same 2023 periods, driven by increases in time deposits. The interest rate environment, marketplace competition and growth of higher-cost deposit accounts have been the main drivers for the increases in the average rate and total expense paid on interest-bearing deposits.

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

The provision for credit losses for the nine months ended September 30, 2024 and 2023 was $2.2 million and $1.3 million, respectively. The provision for credit losses for the three months ended September 30, 2024 and 2023 was $1.5 million and $216 thousand, respectively. The provision for credit losses for the nine months ended September 30, 2024 resulted largely from a $2.0 million provision against the marine portfolio due to charge-offs of $1.5 million, a specific reserve on an individually evaluated relationship of $268 thousand, and growth in the portfolio balance as compared to the prior measurement period. Marine loan charge-offs during the nine months ended September 30, 2024 reflect a clean-up within the portfolio and not a systemic performance issue.

Noninterest Income

Total noninterest income was $5.3 million and $4.2 million for the three months ended September 30, 2024 and 2023, respectively and for the nine months ended September 30, 2024 and 2023 was $13.0 million and $11.1 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and nine months ended September 30, 2024 and 2023, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Wealth management fees	$1,515	$1,190	$325	27%	$4,244	$3,611	$633	18%
Service charges on deposit accounts	518	460	58	13%	1,428	1,343	85	6%
Other service charges and fees	1,117	1,252	(135)	(11)%	3,250	3,434	(184)	(5)%
Gain on the sale of marine finance assets	—	463	(463)	NM	—	463	(463)	NM
Gain (loss) on disposal of bank premises and equipment	—	7	(7)	NM	(11)	14	(25)	(179)%
Gain on sale of loans	627	265	362	137%	1,280	913	367	40%
Small business investment company income	496	151	345	228%	882	350	532	152%
Bank owned life insurance income	930	184	746	405%	1,721	542	1,179	218%
Other operating income	48	246	(198)	(80)%	242	447	(205)	(46)%
Total noninterest income	$5,251	$4,218	$1,033	24%	$13,036	$11,117	$1,919	17%

Wealth management fee income increased from 2023 to 2024. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Higher interest rates and more favorable conditions in the stock market have resulted in an expansion of total assets under management. One-time fees for estates and other services have also contributed to the year over year increase in revenue. Investment sales have also increased as favorable market activity has made the use of brokerage and advisory investments more attractive.

Gain on the sale of marine finance assets was $463 thousand for the three and nine months ended September 30, 2023 as the result of the Company's sale of certain marine finance division assets on August 23, 2023. Refer to additional discussion under the heading "Marine Lending" in Item 2 and Note 16 of the Notes to Consolidated Financial Statements.

Gain on sale of loans increased during the three and nine months ended September 30, 2024 when compared to the same period in 2023. The Company sold $40.4 million in mortgage loans on the secondary market and $6.9 million SBA commercial loans during the nine months ended September 30, 2024. This compares to loan sales consisting of $21.1 million in mortgage loans, $3.1 million in SBA commercial loans, and $49.1 million of marine loans during the nine months ended September 30, 2023. Loan sales resulted in gains of $1.3 million and $913 thousand during the nine months ended September 30, 2024 and 2023, respectively. Gain on loan sales recorded during the three months ended September 30, 2024 and 2023 was $627 thousand and $265 thousand, respectively, and resulted from mortgage loan sales of $14.9 million and $4.2 million in SBA commercial loans during the third quarter of 2024 compared to mortgage loan sales of $15.9 million, marine loan sales of $10.5 million, and SBA commercial loans sales of $275 thousand during the third quarter of 2023.

Bank owned life insurance ("BOLI") fee income increased during the three and nine months ended September 30, 2024 when compared to the same periods in 2023 as a result of an investment of $5 million into BOLI by the Company during the fourth quarter of 2023. Additionally, during the three and nine months ended September 30, 2024, the Company received BOLI settlements resulting in gains of $653 thousand and $907 thousand, respectively.

Income from holdings in small business investment companies increased $345 thousand and $532 thousand for the three and nine months ended September 30, 2024, respectively when compared to the same periods in 2023. The increases during the current year periods can be mainly attributed to higher cash distributions received, based on the results of their performance.

Other operating income decreased during the three and nine months ended September 30, 2024 when compared to the same periods in 2023 primarily due to loan swap fee income. No loan swap fee income has been recognized during the three and nine months ended September 30, 2024, compared to $225 thousand and $229 thousand recognized during the three and nine months ended September 30, 2023, respectively. During the 2023 period, loan swap transactions executed with borrowers reflected original notional balances of $18.6 million.

Noninterest Expenses

Total noninterest expenses decreased $1.2 million, or 8.80% for the three months ended September 30, 2024 and $1.7 million, or 4.30%, for the nine months ended September 30, 2024 compared to the same periods in 2023. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2024 and 2023, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and employee benefits	$7,548	$7,598	$(50)	(1)%	$22,086	$22,457	$(371)	(2)%
Occupancy expenses	530	570	(40)	(7)%	1,569	1,621	(52)	(3)%
Equipment expenses	427	341	86	25%	1,201	979	222	23%
Advertising and marketing expenses	247	228	19	8%	729	866	(137)	(16)%
Stationary and supplies	35	69	(34)	(49)%	91	147	(56)	(38)%
ATM network fees	406	426	(20)	(5)%	1,159	1,142	17	1%
Other real estate owned expense	—	—	—	—%	—	5	(5)	NM
(Gain) on other real estate owned	—	—	—	—%	—	(7)	7	NM
Loss on sale of repossessed assets	204	—	204	NM	204	—	204	NM
FDIC assessment	343	495	(152)	(31)%	1,103	1,107	(4)	(0)%
Computer software expense	226	396	(170)	(43)%	680	987	(307)	(31)%
Bank franchise tax	342	340	2	1%	1,011	916	95	10%
Professional fees	408	497	(89)	(18)%	1,425	1,963	(538)	(27)%
Data processing fees	679	542	137	25%	1,802	1,422	380	27%
Other operating expenses	1,495	2,631	(1,136)	(43)%	4,717	5,869	(1,152)	(20)%
Total noninterest expenses	$12,890	$14,133	$(1,243)	(9)%	$37,777	$39,474	$(1,697)	(4)%

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

Salaries and employee benefits decreased during the three and nine months ended September 30, 2024 over 2023, largely reflecting decreases in salaries and stock based compensation expenses while experiencing increases in employee benefits and annual incentive plan expenses. The Company's number of full-time equivalent employees ("FTE's") has decreased from 245 at September 30, 2023 to 233 at September 30, 2024. In addition to normal staffing fluctuation, the decrease in the number of FTE's was due to the sale of the marine finance assets during the third quarter of 2023. The Company reduced its workforce associated with the marine lending division and ceased accepting new marine lending business. Stock based compensation expense decreased due to a higher level of share forfeitures recognized during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Mostly offsetting these decreases were annual pay increases, an increase in the annual incentive accrual, increasing insurance costs and enhanced employee benefit plans.

Equipment expenses have increased during the three and nine months ended September 30, 2024 compared to the same periods in 2023. A new loan origination system implemented during the fourth quarter of 2023 was a significant driver of the year-over-year increase.

Advertising and marketing expenses and computer software expenses decreased during the nine months ended September 30, 2024 compared to the same period in 2023. This decrease during nine months ended September 30, 2024 was primarily due to the discontinuation of new marine lending business subsequent to August 2023, including costs for business development, as well as corporate rebranding expenses incurred during the 2023 periods.

A repossessed marine vessel was sold during the three months ended September 30, 2024, resulting in the recognition of a $204 thousand loss. There were no sales of repossessed assets during the three and nine months ended September 30, 2023.

FDIC assessment expense, which is based in part on asset size and capital levels, decreased during the three and nine months ended September 30, 2024 over 2023. The decrease in FDIC assessment for the three months ended September 30, 2024 reflects an improvement in the financial ratios portion of the assessment rate, largely due to the decline in the one-year asset growth factor. The assessment rate also includes a two basis point charge by the FDIC, which was applied to all financial institutions beginning in June 2023.

Professional fees decreased between the three and nine months ended September 30, 2024 and the same periods in 2023. During the 2023 period there were legal expenses for the marine lending business, legal costs related to the ESOP termination, and strategic planning expenses that were not incurred during the 2024 periods.

Data processing fee expenses increased during three and nine months ended September 30, 2024 over the same period in 2023, reflecting increased costs for core systems, including fees that are volume based.

Other operating expenses decreased during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The largest driver of the decrease was due to the workforce reduction described above, which included a change in control agreement and sales and travel expenses. Additional year-over-year decreases reflect the Company's focus on expense control measures, as well as the impact of the adoption of ASU 2023-02 to account for its investments in low-income residential rental properties under the proportional amortization method effective January 1, 2024. Upon adoption of this accounting method, amortization expense is no longer recorded in other operating expenses, rather as an adjustment to income tax expense. These decreases were partially offset by increases in loan and collections expenses.

The efficiency ratio of the Company was 71.34% and 84.71% for the three months ended September 30, 2024 and 2023, respectively. The efficiency ratio of the Company was 75.22% and 81.08% for the nine months ended September 30, 2024 and 2023. The improvement in the efficiency ratio during 2024 reflects an increase in noninterest income, coupled with lower noninterest expenses. Noninterest expenses during the three and nine months ended September 30, 2023 included one-time expenses of $1.0 million related to the sale of the marine finance assets during the third quarter of 2023. Excluding these expenses, the efficiency ratio for three and nine months ended September 30, 2023 would have been 78.71% and 79.02%, respectively. The efficiency ratio is not a measurement under GAAP. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income. The Company adjusts for non-recurring items such as gains and losses on the investment portfolio and other gains/losses from OREO, repossessed assets, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses (GAAP)	$12,890	$14,133	$37,777	$39,474
Less: (Gain) on other real estate owned	—	—	—	(7)
Less: Loss on sale of repossessed assets	204	—	204	—
Adjusted noninterest expenses (non-GAAP)	$12,686	$14,133	$37,573	$39,481

Net interest income	13,157	12,907	37,728	37,977

Noninterest income (GAAP)	5,251	4,218	13,036	11,117
Less: Gain on the sale of marine finance assets	—	463	—	463
Less: Gain (loss) on the sale and disposal of premises and equipment	—	7	(11)	14
Less: Income from life insurance proceeds (1)	653	—	907	—
Adjusted noninterest income (non-GAAP)	$4,598	$3,748	$12,140	$10,640
Tax equivalent adjustment (2)	28	28	86	79
Total net interest income and noninterest income, adjusted (non-GAAP)	$17,783	$16,683	$49,954	$48,696

Efficiency ratio	71.34%	84.71%	75.22%	81.08%

(1)
Included in the consolidated statements of income under the heading bank owned life insurance income.
(2)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $550 thousand and $457 thousand during the three months ended September 30, 2024 and 2023, respectively and $1.6 million and $1.4 million during the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate was 13.84% and 16.46% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate was 15.11% and 16.49% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate is below the statutory rate of 21% due to tax-exempt income on investment securities and loans, BOLI, income tax credits on qualified affordable housing project investments, and qualified rehabilitation credits. During the three and nine months ended September 30, 2024, BOLI included income from life insurance proceeds of $653 thousand and $907 thousand, respectively. There was no income from life insurance proceeds in the comparative three and nine month periods. Qualified affordable housing project investments are discussed in Note 12 to the Consolidated Financial Statements.

FINANCIAL CONDITION

Securities

Total securities available for sale were $130.1 million at September 30, 2024, compared to $137.4 million at December 31, 2023. This represents a decrease of $7.3 million, or 5.38%. The Company purchased no securities during the nine months ended September 30, 2024. The Company had total maturities, calls, and principal repayments of $11.7 million during the nine months ended September 30, 2024. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at September 30, 2024 and December 31, 2023. The Company had a net unrealized loss on available for sale securities of $18.3 million at September 30, 2024 as compared to a net unrealized loss of $22.8 million at December 31, 2023. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss). The primary cause of the unrealized losses at September 30, 2024 and December 31, 2023 was changes in market interest rates and other market conditions and not credit concerns of the issuers. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $1.48 billion and $1.46 billion at September 30, 2024 and December 31, 2023, respectively. This represents an increase of $20.6 million, or 1.41%, during the nine months ended September 30, 2024. The ratio of gross loans to deposits decreased during the nine months ended September 30, 2024 from 97.10% at December 31, 2023 to 95.95% at September 30, 2024.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024, through the normal course of business, $47.3 million in loans were sold, consisting primarily of mortgage loans. These loan sales resulted in net gains of $1.3 million. The balance of gross loans experienced solid growth, primarily in loans secured by real estate, which more than offset decreases in the marine and consumer loan portfolios due to paydowns and a large consumer loan payoff during 2024.

Residential real estate loans, consisting of first liens, junior liens and home equity loans, were $367.3 million, or 24.76%, and $356.1 million, or 24.35%, of total loans at September 30, 2024 and December 31, 2023, respectively. The increase of $11.2 million, or 3.14%, is primarily due to originations of residential adjustable-rate jumbo loans held in portfolio.

Commercial real estate loans (including multifamily loans) were $630.6 million, or 42.51%, and $600.3 million, or 41.04%, of total loans at September 30, 2024 and December 31, 2023, respectively, representing an increase of $30.3 million, or 5.04%, during the nine months ended September 30, 2024. Owner occupied commercial real estate loans experienced a $21.8 million increase during the nine months ended September 30, 2024, and non-owner occupied and multifamily commercial real estate loans increased $8.5 million during the same period.

Construction and secured by farmland loans totaled $97.2 million at September 30, 2024 compared to $84.1 million at December 31, 2023. This increase of $13.1 million, or 15.48%, primarily reflects a $17.2 million construction loan in the current quarter with an existing commercial borrower.

Marine loans were $225.9 million, or 15.23%, and $251.2 million, or 17.17%, of total loans at September 30, 2024 and December 31, 2023, respectively, representing a decrease of $25.3 million, or 10.06%. The decline in marine loans reflects paydowns, payoffs and charge-offs only and no new originations. On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling

$52.8 million and reduced its workforce associated with the marine lending division as it expects to cease accepting new marine lending business. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

Allowance for Credit Losses on Loans

The purpose of, and the methods for, measuring the allowance for credit losses on loans are discussed in the Critical Accounting Policies section in the 2023 Form 10-K. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for credit losses on loans during the three and nine months ended September 30, 2024 and 2023 and the year ended December 31, 2023. Charged-off loans were $2.3 million and $314 thousand for the nine months ended September 30, 2024 and 2023, respectively. Of the total charge-offs during the nine months ended September 30, 2024, $1.5 million, or 64.50%, were marine loans reflecting clean-up within the portfolio and not a systemic performance issue. Recoveries were $754 thousand and $255 thousand for the nine months ended September 30, 2024 and 2023, respectively. This resulted in net charge-offs (recoveries) of $1.5 million and $59 thousand for the nine months ended September 30, 2024 and 2023, respectively. The annualized ratio of net charge-offs (recoveries) to average loans was 0.42% and 0.02% for the nine months ended September 30, 2024 and 2023, respectively. The allowance for credit losses on loans as a percentage of loans was 1.03% at September 30, 2024 and 0.99% at December 31, 2023. The increase as compared to December 31, 2023 was mainly attributable to net loan charge-offs and a specific reserve on a collateral-dependent commercial business loan relationship.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Credit Risk, Nonperforming Assets and Other Assets

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk on a quarterly basis. Loans risk rated as special mention, which exhibit negative trends and potential weaknesses, totaled $73.4 million at September 30, 2024 compared to $33.5 million at December 31, 2023. Loans risk rated as classified, include substandard, doubtful, and loss loans, totaled $3.0 million and $8.0 million at September 30, 2024 and December 31, 2023, respectively. All other loans were classified as pass, exhibiting acceptable history of profits, cash flow ability and liquidity. The increase in special mention loans of $39.9 million was primarily in the owner-occupied commercial real estate portfolio as loans were downgraded from pass as the result of not having current financial statement information available at their annual review. Upon receipt of current financial information, the loans will be evaluated and returned to a pass classification if appropriate.

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing as detailed in the table below.

	September 30, 2024	December 31, 2023
Nonaccrual loans	$2,344	$5,645
Loans past due 90 days or more and accruing interest	334	181
Other real estate owned and repossessed assets	99	304
Total nonperforming assets	$2,777	$6,130

Allowance for credit losses on loans	$15,303	$14,493

Gross loans	$1,483,328	$1,462,686

Allowance for credit losses on loans to nonperforming assets	551%	236%

Allowance for credit losses on loans to total loans	1.03%	0.99%

Allowance for credit losses on loans to nonaccrual loans	653%	257%

Nonaccrual loans to total loans	0.16%	0.40%

Non-performing assets to period end loans, other real estate owned and repossessed assets	0.19%	0.42%

Nonperforming assets decreased by $3.4 million during the nine months ended September 30, 2024. Nonaccrual loans were $2.3 million and $5.6 million at September 30, 2024 and December 31, 2023, respectively. There was $99 thousand in OREO and repossessed assets at September 30, 2024 and $304 thousand at December 31, 2023. There were $251 thousand in loans past due 90 days or more and still accruing at September 30, 2024 and $181 thousand in loans past due 90 days or more and still accruing at December 31, 2023. The percentage of nonperforming assets to loans, OREO and repossessed assets was 0.18% at September 30, 2024 and 0.42% at December 31, 2023.

Total past due loans, as disclosed in Note 5 to the Consolidated Financial Statements, increased to $8.2 million at September 30, 2024 compared to $2.3 million at December 31, 2023. The $5.9 million increase in past due loans was primarily due to one relationship, consisting of two real estate secured loans totaling $6.8 million, for which the loans have matured and a 90-day extension has been approved. Total past due loans as of September 30, 2024 consist of loans secured by real estate totaling $7.7 million, and consumer and commercial business loans totaling $513 thousand.

During the nine months ended September 30, 2024, nonaccrual loans decreased by $3.3 million and totaled $2.3 million at September 30, 2024 compared to $5.6 million at December 31, 2023. The decrease primarily reflects $4.2 million in payoffs of two commercial real estate loans and three residential investor real estate loans and loan charge-offs totaling $651 thousand. These decreases were partially offset by two commercial business loan relationships totaling $937 thousand and a $748 thousand owner-occupied commercial real estate loan added to nonaccrual loans during the nine months ended September 30, 2024. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans. At September 30, 2024 there was a $268 thousand allowance for credit losses required on the commercial business loan relationship due to a potential deficiency in collateral value. There was no allowance for credit losses required on nonaccrual loans at December 31, 2023.

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

Deposits

Total deposits were $1.55 billion and $1.51 billion at September 30, 2024 and December 31, 2023, respectively. This represents an increase of $39.6 million or 2.63% during the nine months ended September 30, 2024. Note 7 to the Consolidated Financial Statements provides the composition of total deposits at September 30, 2024 and December 31, 2023. The total increase in deposits was in both core accounts, which increased $15.9 million and non-core accounts, which increased $23.7 million. During the first three quarters of 2024, noninterest demand deposits experienced a decline of $23.0 million, while savings and interest bearing demand deposits declined $838 thousand. Total time deposits increased $63.5 million during the nine months ended September 30, 2024 reflecting increases of $33.9 million and $29.6 million for time deposits with balances less than $250,000 and time deposits with balances $250,000 and more, respectively. Marketing efforts, including rate specials, have been utilized to maintain maturing accounts and to acquire new time deposit accounts. Core deposits, consisting of checking accounts, NOW accounts, money market accounts, regular savings accounts and time deposits less than $250,000, totaled $1.29 billion, or 83.53% of total deposits at September 30, 2024 compared to $1.28 billion, or 84.67%, of total deposits at December 31, 2023. At September 30, 2024, over 75% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2024 was $117.8 million, reflecting a percentage of total assets of 6.26%, as compared to $108.4 million and 5.94% at December 31, 2023. The $9.4 million increase in shareholders’ equity was primarily due to net income of $9.2 million earned during the nine months ended September 30, 2024 and a decrease in unrealized losses on the securities available for sale portfolio of $4.5 million or $3.6 million, net of tax. These increases in shareholders' equity were partially offset by dividends declared of $3.2 million. During each of the nine months ended September 30, 2024 and 2023, the Company declared dividends of $0.90. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At September 30, 2024, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The Bank's capital amounts and ratios are presented using the Federal Reserve's risk-based capital framework.

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

At September 30, 2024 and December 31, 2023, the Bank's capital ratios were as follows: Common equity Tier 1 capital was 10.57% and 10.27%, respectively, Tier 1 risk-based capital was 10.57% and 10.27%, respectively, Total risk-based capital was 11.53% and 11.16%, respectively, and Tier 1 leverage was 8.70% and 8.48%, respectively.

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

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale and loans maturing within one year. At September 30, 2024, liquid assets totaled $310.7 million as compared to $367.7 million at December 31, 2023. These amounts represented 17.61% and 21.41% of total liabilities at September 30, 2024 and December 31, 2023, respectively. In the third quarter of 2024, the Company pledged available for sale mortgage-backed securities totaling $110.2 million with the Federal Reserve Bank discount window, which reduced its liquid assets and reinforced its ability to obtain liquidity from the Federal Reserve Bank discount window. The Company generally attempts to minimize liquidity demand by primarily utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2023 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the third quarter of 2024 pursuant to its Stock Repurchase Program ("the Program"). On September 18, 2024, the Company re-authorized the purchase of up to 150,000 shares for repurchase under the Program, during its September 18, 2024 Board of Directors meeting. The Program expires on June 30, 2025.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				150,000
July 1 - July 31, 2024	1,878	$30.52	1,878	148,122
August 1 - August 31, 2024	—	—	1,878	148,122
September 1 - September 30, 2024	—	—	1,878	148,122
	1,878	$30.52	1,878	148,122

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of November, 2024.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer