Form 10-Q/A
period 2024-03-31
EAGLE FINANCIAL SERVICES INC
filed 2025-01-24
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Report”) to Eagle Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 filed with the Securities Exchange Commission (the “SEC”) on May 15, 2024 (the “Original Filing”) is to correct average balances reported for federal funds sold and interest-bearing deposits in other banks, total earning assets, and total non-earning assets, which were misstated causing incorrect calculations of corresponding yields and non-GAAP ratios presented in the Average Balances, Income and Expenses, Yields and Rates table.

Items Amended in this Report

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the misstatements:

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 6. Exhibits

Except for the foregoing, no other changes have been made to the Original Filing. This Amendment No. 1 speaks as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the Original Filing.

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

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

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $12.4 million and $12.6 million for the three months ended March 31, 2024 and 2023, respectively, which represents a decrease of $220 thousand, or 1.74%. Net interest income decreased due to the impact of the rising interest rate environment throughout 2023 as the increase in average rates paid outpaced the increase in average rates earned. The Company's net interest spread and net interest margin decreased 38 basis points and 27 basis points, respectively, for the three months ended March 31, 2024 compared to three months ended March 31, 2023.

Total interest and dividend income was $21.9 million and $18.6 million for the three months ended March 31, 2024 and 2023, respectively, which represents an increase of $3.3 million, or 18.07%. The increase in interest income was driven by an increase in the average balance of the loan portfolio along with the rise in interest rates over the past 15 months. Average interest-earning assets increased $97.5 million, or 6.20%, when comparing the three months ended March 31, 2023 to the three months ended March 31, 2024, while the average yield on earning-assets increased by 49 basis points over the same period.

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

The net interest margin was 3.00% and 3.27% for the three months ended March 31, 2024 and 2023, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2024 and 2023.

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

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	March 31, 2024			March 31, 2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$142,700	$914	2.58%	$157,078	$886	2.29%
Tax-Exempt (1)	499	6	4.84%	545	6	4.46%
Total Securities	$143,199	$920	2.58%	$157,623	$892	2.29%
Loans:
Taxable	1,433,871	19,858	5.57%	1,355,259	17,076	5.11%
Non-accrual	5,618	—	—%	2,093	—	—%
Tax-Exempt (1)	10,706	133	4.99%	9,594	116	4.91%
Total Loans	$1,450,195	$19,991	5.54%	$1,366,946	$17,192	5.10%
Federal funds sold and interest-bearing deposits in other banks	77,434	1,030	5.35%	48,779	500	4.16%
Total earning assets	$1,670,828	$21,941	5.28%	$1,573,348	$18,584	4.79%
Allowance for credit losses	(14,536)			(13,426)
Total non-earning assets	102,883			97,863
Total assets	$1,759,175			$1,657,785

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$256,282	$1,497	2.35%	$236,210	$1,055	1.81%
Money market accounts	263,755	1,413	2.15%	258,077	841	1.32%
Savings accounts	138,737	41	0.12%	166,803	53	0.13%
Time deposits:
$250,000 and more	143,294	1,701	4.77%	77,777	567	2.96%
Less than $250,000	251,853	2,772	4.43%	128,118	943	2.99%
Total interest-bearing deposits	$1,053,921	$7,424	2.83%	$866,985	$3,459	1.62%
Federal funds purchased	11	—	—%	11,179	70	2.54%
Federal Home Loan Bank advances	145,879	1,710	4.72%	169,667	2,031	4.85%
Subordinated debt	29,450	354	4.84%	29,383	354	4.89%
Total interest-bearing liabilities	$1,229,261	$9,488	3.10%	$1,077,214	$5,914	2.23%
Noninterest-bearing liabilities:
Demand deposits	405,166			462,265
Other Liabilities	17,268			14,567
Total liabilities	$1,651,695			$1,554,046
Shareholders' equity	107,480			103,739
Total liabilities and shareholders' equity	$1,759,175			$1,657,785
Net interest income		$12,453			$12,670

Net interest spread			2.18%			2.56%
Interest expense as a percent of average earning assets			2.28%			1.52%
Net interest margin			3.00%			3.27%

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

The tax-equivalent yield on earning assets increased from 4.79% to 5.28% for the three months ended March 31, 2024 compared to the same three month period in 2023 . For those same time periods, the tax-equivalent yield on securities increased 29 basis points. The tax equivalent yield on loans increased 44 basis points from 5.10% for the three months ended March 31, 2023 to 5.54% for the same time period in 2024. The increase in the tax-equivalent yield on earning assets for the three months ended March 31, 2024 resulted mostly from the increase in the tax-equivalent yield on loans. The increase in the yield on loans as compared to the corresponding period in 2023 was primarily due to the rising interest rate environment over the past 15 months.

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

Item 6. Exhibits

The following exhibits are filed with this Form 10-Q and this list includes the exhibit index:

10.1

Form of Restricted Stock Award Agreement for the Eagle Financial Services, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed May 15, 2024).

10.2

Form of Performance Restricted Stock Award Agreement for the Eagle Financial Services, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed May 15, 2024).

10.3

Form of Non-Employee Director Restricted Stock Award Agreement for the Eagle Financial Services, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed May 15, 2024).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 24th day of January, 2025.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer