Form 10-Q/A
period 2024-06-30
EAGLE FINANCIAL SERVICES INC
filed 2025-01-24
CIK 880641

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Report”) to Eagle Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 filed with the Securities Exchange Commission (the “SEC”) on August 14, 2024 (the “Original Filing”) is to correct average balances reported for federal funds sold and interest-bearing deposits in other banks, total earning assets, and total non-earning assets, which were misstated causing incorrect calculations of corresponding yields and non-GAAP ratios presented in the Average Balances, Income and Expenses, Yields and Rates table.

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

The Company's net interest spread and net interest margin decreased 23 basis points and 16 basis points, respectively, for the six months ended June 30, 2024 compared to six months ended June 30, 2023. For the three months ended June 30, 2024, the Company's net interest spread and net interest margin decreased eight basis points and six basis points, respectively, compared to the same period in 2023.

Total interest and dividend income was $43.7 million and $38.9 million for the six months ended June 30, 2024 and 2023, respectively, which represents an increase of $4.7 million, or 12.17%. Total interest and dividend income was $21.7 million and $20.4 million for the three months ended June 30, 2024 and 2023, respectively, which represents an increase of $1.3 million, or 6.80%. The increase in interest income was driven by an increase in the average balance of the loan portfolio along with the rise in interest rates. Average interest-earning assets increased $49.4 million, or 3.04%, when comparing the six months ended June 30, 2023 to the six months ended June 30, 2024, while the average yield on earning-assets increased by 41 basis points over the same period. For the three months ended June 30, 2024, the increase in interest income on loans was primarily due to the higher yields earned as the average balances were level with the prior year period.

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

The net interest margin was 2.96% and 3.12% for the six months ended June 30, 2024 and 2023, respectively, and 2.93% and 2.99% for the three months ended June 30, 2024 and 2023, respectively. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2024 and 2023.

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

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	June 30, 2024			June 30, 2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$137,588	$893	2.61%	$155,347	$921	2.38%
Tax-Exempt (1)	492	5	4.13%	510	6	4.11%
Total Securities	$138,080	$898	2.62%	$155,857	$927	2.39%
Loans:
Taxable	1,424,304	19,421	5.48%	1,425,873	18,659	5.25%
Non-accrual	4,600	—	—%	2,608	—	—%
Tax-Exempt (1)	10,603	132	5.01%	9,810	119	4.86%
Total Loans	$1,439,507	$19,553	5.45%	$1,438,291	$18,778	5.24%
Federal funds sold and interest-bearing deposits in other banks	98,672	1,326	5.40%	80,251	684	3.42%
Total earning assets	$1,676,259	$21,777	5.23%	$1,674,399	$20,389	4.88%
Allowance for credit losses	(14,604)			(14,201)
Total non-earning assets	105,467			73,702
Total assets	$1,767,122			$1,733,900

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$258,965	$1,538	2.39%	$240,401	$1,247	2.08%
Money market accounts	261,557	1,463	2.25%	254,136	1,093	1.72%
Savings accounts	136,370	39	0.12%	153,659	46	0.12%
Time deposits:
$250,000 and more	138,531	1,652	4.80%	99,903	888	3.57%
Less than $250,000	255,776	2,823	4.44%	224,041	2,261	4.05%
Total interest-bearing deposits	$1,051,199	$7,515	2.88%	$972,140	$5,535	2.28%
Federal funds purchased	15	—	NM	178	—	NM
Federal Home Loan Bank advances	145,110	1,712	4.74%	172,198	2,032	4.73%
Subordinated debt	29,467	355	4.84%	29,400	355	4.83%
Total interest-bearing liabilities	$1,225,791	$9,582	3.14%	$1,173,916	$7,922	2.71%
Noninterest-bearing liabilities:
Demand deposits	417,128			440,728
Other Liabilities	16,489			15,212
Total liabilities	$1,659,408			$1,629,856
Shareholders' equity	107,714			104,044
Total liabilities and shareholders' equity	$1,767,122			$1,733,900
Net interest income		$12,195			$12,467

Net interest spread			2.09%			2.17%
Interest expense as a percent of average earning assets			2.30%			1.90%
Net interest margin			2.93%			2.99%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Annualized.

NM - Not Meaningful

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	June 30, 2024			June 30, 2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$140,144	$1,808	2.59%	$156,208	$1,808	2.33%
Tax-Exempt (1)	496	10	4.10%	527	11	4.14%
Total Securities	$140,640	$1,818	2.60%	$156,735	$1,819	2.34%
Loans:
Taxable	1,429,088	39,279	5.53%	1,390,761	35,735	5.18%
Non-accrual	5,109	—	—%	2,352	—	—%
Tax-Exempt (1)	10,654	265	5.00%	9,702	235	4.88%
Total Loans	$1,444,851	$39,544	5.50%	$1,402,815	$35,970	5.17%
Federal funds sold and Interest-bearing deposits in other banks	88,054	2,356	5.38%	64,602	1,184	3.70%
Total earning assets	$1,673,545	$43,718	5.25%	$1,624,152	$38,973	4.84%
Allowance for loan losses	(14,570)			(13,816)
Total non-earning assets	104,174			85,716
Total assets	$1,763,149			$1,696,052

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$257,623	$3,035	2.37%	$238,317	$2,301	1.95%
Money market accounts	262,656	2,876	2.20%	256,096	1,934	1.52%
Savings accounts	137,554	80	0.12%	160,195	99	0.13%
Time deposits:
$250,000 and more	140,912	3,353	4.78%	88,901	1,455	3.30%
Less than $250,000	253,815	5,595	4.43%	176,344	3,205	3.66%
Total interest-bearing deposits	$1,052,560	$14,939	2.85%	$919,853	$8,994	1.97%
Federal funds purchased	13	—	NM	5,648	70	2.50%
Federal Home Loan Bank advances	145,495	3,422	4.73%	170,939	4,063	4.79%
Subordinated debt	29,459	709	4.84%	29,391	709	4.86%
Total interest-bearing liabilities	$1,227,527	$19,070	3.12%	$1,125,831	$13,836	2.48%
Noninterest-bearing liabilities:
Demand deposits	411,147			451,437
Other Liabilities	16,878			14,892
Total liabilities	$1,655,552			$1,592,160
Shareholders' equity	107,597			103,892
Total liabilities and shareholders' equity	$1,763,149			$1,696,052
Net interest income		$24,648			$25,137

Net interest spread			2.13%			2.36%
Interest expense as a percent of average earning assets			2.29%			1.72%
Net interest margin			2.96%			3.12%

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

The tax-equivalent yield on earning assets was 5.25% for the six months ended June 30, 2024 compared to 4.84% for the six months ended June 30, 2023, an increase of 41 basis points during the current year period. The tax-equivalent yield on securities increased 26 basis points for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The tax equivalent yield on loans increased 33 basis points from 5.17% for the six months ended June 30, 2023 to 5.50% for the same time period in 2024. For the three months ended June 30, 2024 and 2023, the tax-equivalent yield on earning assets was 5.23% and 4.88%, respectively, an increase of 35 basis points in the current year period. The tax-equivalent yields on securities and loans also increased during the three month period in 2024 compared to 2023 by 23 basis points and 21 basis points, respectively.

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