Form 10-Q/A
period 2024-09-30
EAGLE FINANCIAL SERVICES INC
filed 2025-01-24
CIK 880641

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Report”) to Eagle Financial Services, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 filed with the Securities Exchange Commission (the “SEC”) on November 14, 2024 (the “Original Filing”) is to correct average balances reported for federal funds sold and interest-bearing deposits in other banks, total earning assets, and total non-earning assets, which were misstated causing incorrect calculations of corresponding yields and non-GAAP ratios presented in the Average Balances, Income and Expenses, Yields and Rates table.

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

The Company's net interest spread and net interest margin decreased ten basis points and seven basis points, respectively, for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023. For the three months ended September 30, 2024, the Company's net interest spread and net interest margin increased 14 basis points and ten basis points, respectively, compared to the same period in 2023.

Total interest and dividend income was $67.3 million and $61.1 million for the nine months ended September 30, 2024 and 2023, respectively, which represents an increase of $6.2 million, or 10.21%. Total interest and dividend income was $23.7 million and $22.2 million for the three months ended September 30, 2024 and 2023, respectively, which represents an increase of $1.5 million, or 6.78%. The increase in interest income for the nine months ended September 30, 2024 was driven by an increase in the average balance of the loan portfolio along with the rise in interest rates. Average interest-earning assets increased $25.4 million, or 1.52%, when comparing the nine months ended September 30, 2023 to the nine months ended September 30, 2024, while the average yield on earning-assets increased by 42 basis points over the same period. For the three months ended September 30, 2024, the increase in interest income on loans was primarily due to the higher yields earned as the average balances were level with the prior year period.

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

The net interest margin was 2.98% and 3.05% for the nine months ended September 30, 2024 and 2023, respectively, and 3.03% and 2.93% for the three months ended September 30, 2024 and 2023, respectively. The net interest margin is calculated on a tax-equivalent basis. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2024 and 2023.

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

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	September 30, 2024			September 30, 2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$137,183	$869	2.52%	$148,549	$928	2.48%
Tax-Exempt (1)	493	5	4.03%	490	4	4.10%
Total Securities	$137,676	$874	2.53%	$149,039	$932	2.48%
Loans:
Taxable	1,461,660	21,041	5.73%	1,458,347	20,077	5.46%
Non-accrual	2,553	—	—%	3,639	—	—%
Tax-Exempt (1)	10,162	129	5.04%	10,403	129	4.94%
Total Loans	$1,474,375	$21,170	5.71%	$1,472,389	$20,206	5.44%
Federal funds sold and interest-bearing deposits in other banks	120,272	1,670	5.52%	132,432	1,072	3.21%
Total earning assets	$1,732,323	$23,714	5.45%	$1,753,860	$22,210	5.02%
Allowance for credit losses	(14,729)			(14,642)
Total non-earning assets	105,884			52,307
Total assets	$1,823,478			$1,791,525

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$254,996	$1,535	2.39%	$241,033	$1,354	2.23%
Money market accounts	261,653	1,555	2.36%	260,692	1,260	1.92%
Savings accounts	132,983	38	0.11%	145,673	44	0.12%
Time deposits:
$250,000 and more	159,761	1,932	4.81%	137,487	1,543	4.45%
Less than $250,000	294,579	3,359	4.54%	257,257	2,777	4.28%
Total interest-bearing deposits	$1,103,972	$8,419	3.03%	$1,042,142	$6,978	2.66%
Federal funds purchased	12	—	NM	—	—	—%
Federal Home Loan Bank advances	148,804	1,756	4.69%	162,935	1,943	4.73%
Subordinated debt	29,484	354	4.78%	29,416	354	4.78%
Total interest-bearing liabilities	$1,282,272	$10,529	3.27%	$1,234,493	$9,275	2.98%
Noninterest-bearing liabilities:
Demand deposits	409,753			434,807
Other Liabilities	17,838			18,505
Total liabilities	$1,709,863			$1,687,805
Shareholders' equity	113,615			103,720
Total liabilities and shareholders' equity	$1,823,478			$1,791,525
Net interest income		$13,185			$12,935

Net interest spread			2.18%			2.04%
Interest expense as a percent of average earning assets			2.42%			2.10%
Net interest margin			3.03%			2.93%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21%.
(2)
Annualized.

NM - Not Meaningful

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	September 30, 2024			September 30, 2023
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$139,150	$2,677	2.57%	$153,627	$2,736	2.38%
Tax-Exempt (1)	495	15	4.10%	515	15	4.13%
Total Securities	$139,645	$2,692	2.58%	$154,142	$2,751	2.39%
Loans:
Taxable	1,440,024	60,320	5.60%	1,413,520	55,812	5.28%
Non-accrual	4,251	—	—%	2,786	—	—%
Tax-Exempt (1)	10,489	394	5.02%	9,938	364	4.90%
Total Loans	$1,454,764	$60,714	5.57%	$1,426,244	$56,176	5.27%
Federal funds sold and Interest-bearing deposits in other banks	98,872	4,007	5.41%	87,470	2,240	3.42%
Total earning assets	$1,693,281	$67,413	5.32%	$1,667,856	$61,167	4.90%
Allowance for credit losses	(14,623)			(14,094)
Total non-earning assets	104,748			74,464
Total assets	$1,783,406			$1,728,226

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$256,741	$4,570	2.38%	$239,232	$3,656	2.04%
Money market accounts	262,319	4,431	2.26%	257,645	3,193	1.66%
Savings accounts	136,019	118	0.12%	155,301	143	0.12%
Time deposits:
$250,000 and more	147,241	5,284	4.79%	105,275	2,998	3.81%
Less than $250,000	267,502	8,955	4.77%	203,611	5,982	3.93%
Total interest-bearing deposits	$1,069,822	$23,358	2.92%	$961,064	$15,972	2.22%
Federal funds purchased	13	—	NM	3,745	70	2.50%
Federal Home Loan Bank advances	146,606	5,178	4.72%	168,242	6,006	4.77%
Subordinated debt	29,467	1,063	4.82%	29,400	1,063	4.83%
Total interest-bearing liabilities	$1,245,908	$29,599	3.17%	$1,162,451	$23,111	2.66%
Noninterest-bearing liabilities:
Demand deposits	410,679			445,833
Other Liabilities	17,201			16,108
Total liabilities	$1,673,788			$1,624,392
Shareholders' equity	109,618			103,834
Total liabilities and shareholders' equity	$1,783,406			$1,728,226
Net interest income		$37,814			$38,056

Net interest spread			2.14%			2.24%
Interest expense as a percent of average earning assets			2.33%			1.85%
Net interest margin			2.98%			3.05%

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

The tax-equivalent yield on earning assets was 5.32% for the nine months ended September 30, 2024 compared to 4.90% for the nine months ended September 30, 2023, an increase of 42 basis points. The tax-equivalent yield on securities increased 19 basis points for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The tax equivalent yield on loans increased 30 basis points from 5.27% for the nine months ended September 30, 2023 to 5.57% for the same time period in 2024. For the three months ended September 30, 2024 and 2023, the tax-equivalent yield on earning assets was 5.45% and 5.02%, respectively, an increase of 43 basis points. The tax-equivalent yields on securities and loans also increased during the three month period in 2024 compared to 2023 by 5 basis points and 27 basis points, respectively.

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