Form 10-K
period 2024-12-31
EAGLE FINANCIAL SERVICES INC
filed 2025-03-31
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42512

EAGLE FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1601306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 East Main Street P.O. Box 391 Berryville, Virginia	22611
(Address of principal executive offices)	(Zip Code)

(540) 955-2510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $2.50	EFSI	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 28, 2024 was $101,801,103.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 21, 2025 was 5,378,653.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

EAGLE FINANCIAL SERVICES, INC.

PART I

Item 1. Business

General

Eagle Financial Services, Inc. is a bank holding company that was incorporated in 1991. The company is headquartered in Berryville, Virginia and conducts its operations through its subsidiary, Bank of Clarke (the “Bank”). The Bank is chartered under Virginia law. For purposes of this annual report on Form 10-K, the terms the "Company," "our," "us" and "we" refer to Eagle Financial Services, Inc. and our subsidiary as a combined entity, unless this report otherwise indicates or the context otherwise requires.

The Bank has thirteen full-service branches, two loan production offices, one wealth management office and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank has Virginia offices located in Clarke County, Frederick County, Fauquier County, Loudoun County and Fairfax County, as well as the Towns of Leesburg, Ashburn and Purcellville and the City of Winchester. The Bank has a Maryland office located in Frederick. This market area is located in the Shenandoah Valley of Virginia, Northern Virginia and Frederick, Maryland.

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

The Bank is a member in Bankers Title Shenandoah, LLC, which sells title insurance and is an investor in Bearing Insurance Group, LLC, which serves as the broker for insurance sales through its member banks. The Bank invests in qualified affordable housing projects. The general purpose of these investments is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, provide tax credits and other tax benefits to investors, and to preserve and protect project assets.

Employees

The Company, including the Bank, has 231 full-time equivalent employees at December 31, 2024, representing 75 officers, 150 other, non-officer, full-time employees and 6 part-time employees. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent, and has obtained its second a Great Place to Work® certified. designation for the annual period through June 2025.

Securities and Exchange Commission Filings

The Company maintains an internet website at www.bankofclarke.bank. Shareholders of the Company and the public may access, free of charge, the Company’s periodic and current reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission (the "SEC"), through the “Investor Relations” section of the Company’s website. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the Company website or http://www.sec.gov at any time. In addition, certain committee charters and the Company's Code of Ethics are available on the Company's website. The information on the Company's website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, financial technology firms, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2024 as reported to the FDIC, the Bank has 9.60% of the total deposits in its market area. The Company’s primary deposit market area includes Clarke County, Frederick County, Loudoun County, Fauquier County and the City of Winchester.

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

The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. During 2024, the Company paid total dividends of $4.3 million, including cash dividends that were reinvested in Company stock.

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

Under these risk-based capital requirements of the Federal Reserve, the Bank is required to maintain a minimum ratio of total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 8.0%. At least 6.0% of risk-weighted assets is required to be “Tier 1 capital,” which consists principally of common and certain qualifying preferred shareholders’ equity (including grandfathered trust preferred securities) as well as retained earnings, less certain intangibles and other adjustments. The “Tier 2 capital” consists of cumulative preferred stock, long-term perpetual preferred stock, a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the allowance for credit losses, including reserves for off-balance sheet commitments. A common equity Tier 1 capital ratio of 4.5% of risk-weighted assets also was added with the rules effective January 1, 2015.

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

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), the federal banking regulators jointly issued a final rule in 2019 that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio.” A qualifying bank that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. The Bank has not opted into the CBRL framework at December 31, 2024 as its leverage ratio was 8.79%.

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

In October 2024, the CFPB adopted a new rule that requires financial service providers, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. Compliance is required beginning April 1, 2028 for depository institutions with at least $3 billion in total assets and beginning April 1, 2029 for depository institutions with at least $1.5 billion in total assets.

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

At December 31, 2024, loans secured by real estate totaled $1.1 billion and represented 75.1% of the Company’s loan portfolio, net of net deferred loan costs and premiums. If we experience adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for credit losses, which could have a material adverse effect on its operating results and financial condition.

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

The Company depends on the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted, which could impact the Company’s ability to satisfy its obligations.

The Company is a bank holding company with no material activities other than activities incidental to holding the common stock of the Bank. The Company’s principal source of funds to pay distributions on its common stock and service any of its obligations, other than further issuances of securities, is dividends received from the Bank. The holding company, Eagle Financial Services, Inc., is a legal entity separate and distinct from the Bank. Furthermore, the Bank is not obligated to pay dividends to the Company, and any dividends paid to the Company would depend on the earnings or financial condition of the Bank, various business considerations, and applicable law and regulation. As is generally the case for banking institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates, and economic conditions in general. In addition, various federal statutes and regulations limit the amount of dividends that the Bank may pay to the Company without regulatory approval.

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

The Company’s branches are located in the counties of Clarke, Frederick, Fauquier, and Loudoun, the towns of Purcellville, Leesburg and Ashburn, and the City of Winchester. The Company also operates loan production offices in the counties of Fairfax (Virginia) as well as Frederick (Maryland). Because our lending is concentrated in these markets, we will be affected by the general economic conditions in these areas. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Over the past several years, the growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes, and the risk of recession. A decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

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

Legal, Regulatory and Compliance Risks

The Company operates in a highly regulated industry, and the laws and regulations that govern the Company’s operations, including changes in them or the Company’s failure to comply with them, and regulatory actions implementing such laws and regulations, may adversely affect the Company.

The Company is subject to extensive regulation and supervision that govern almost all aspects of its operations. These laws and regulations are generally intended to benefit consumers, borrowers and depositors, but not investors. Our success depends on our ability to maintain compliance with existing and new laws and regulations. Changes to laws, regulations, or regulatory policies, or supervisory guidance, including changes in interpretation or implementation of laws, regulations, policies, or supervisory guidance, could affect the Company in substantial and unpredictable ways. Regulatory responses in connection with unforeseen stress events, including failures of banks and other financial institutions, often lead to increased regulatory scrutiny and heightened supervisory expectations and could adversely impact the Company’s business, financial condition, and results of operations, or alter or disrupt the Company’s planned future strategies and actions. Compliance with laws and regulations, and regulatory actions implementing such laws and regulations, can be difficult and costly, and changes to laws and regulations could make compliance more difficult or expensive or otherwise adversely affect the Company’s business and financial condition.

The Company expects that the Trump administration will seek to implement a regulatory agenda that is significantly different than that of the Biden administration, impacting the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. At this time, it is unclear what laws, regulations, and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect the Company’s operating environment and therefore its business, financial condition, and results of operations.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to environmental, social and governance ("ESG") practices may impose additional costs on the Company or expose it to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to ESG practices and disclosures especially as they relate to climate risk, hiring practices, the diversity of the work force, racial and social justice issues, support for local communities, and corporate governance and transparency. New rules and regulations also could result in new or more stringent forms of ESG oversight and reporting, diligence, and disclosure. Complying with ESG-related rules, regulations and/or stakeholder expectations could result in increases to the Company’s overall operational costs and increased management time and attention. Further, failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards or to act responsibly in these areas could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. Conversely, if efforts around diversity and inclusion and other ESG-related areas are perceived as too ambitious, the Company may be subject to investigations, litigation and other proceedings and its reputation may be damaged. Adverse incidents could impact the value of the Company’s brand, the cost of its operations and/or relationships with customers, investors or employees, any of which could adversely affect its business and results.

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

Risks Relating to an Investment in Our Common Stock

There can be no assurances concerning continuing dividend payments.

Our common stockholders are only entitled to receive the dividends declared by our Board of Directors out of funds legally available for such payments. Although we have historically paid quarterly dividends on our common stock, there can be no assurances that we will be able to continue to pay regular quarterly dividends or an annual stock dividend or that any dividends we do declare will be in any particular amount. The primary source of money to pay our cash dividends comes from dividends paid to the Company by the Bank. The Bank’s ability to pay dividends to the Company is subject to, among other things, its earnings, financial condition and applicable regulations, which in some instances limit the amount that may be paid as dividends. In addition, the Company and the Bank are required to maintain a capital conservation buffer of 2.5% of Common Equity Tier 1 Capital on top of minimum risk-weighted asset ratios to pay dividends without additional restrictions. Any change in the level of dividends or the suspension of the payment thereof could have an adverse effect on the market price of our common stock.

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

The market price of our common stock may be volatile, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose part or all of your investment as a result.

Our stock price has fluctuated from a low of $27.90 to a high of $36.40 between January 3, 2024 and January 2, 2025. On February 10, 2025, the Company completed a public offering increasing its common shares outstanding by 1,796,875 shares, or 50.2%, at a price of $32.00. Volatility in the market price of our common stock may negatively impact the price at with our common stock may be sold and may also negatively impact the timing of any sale. The market price of our common stock may continue to fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

•
actual or anticipated variations in quarterly or annual operating results, financial conditions, or credit quality;
•
changes in business or economic conditions;
•
changes in accounting standards, policies, guidance, interpretations, or principles;
•
prevailing interest rates;
•
changes in recommendations or research reports about us or the financial services industry in general published by securities analysts;
•
the failure of securities analysts to cover, or to continue to cover, us;
•
changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
•
news reports relating to trends, concerns, and other issues in the financial services industry;
•
reports related to the impact of natural or man-made disasters in our market;
•
perceptions in the marketplace regarding us and our competitors;
•
sudden increases in the demand for our common stock, including as a result of any "short squeezes";
•
significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•
additional investments from third parties;
•
additions or departures of key personnel;
•
future sales or issuance of additional shares of our common stock;
•
fluctuations in the market price of our competitors' common stock and the operating results of our competitors;
•
changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws or regulations, including as a result of the 2024 U.S. presidential election;
•
new technology used, or services offered, by competitors;

•
additional investments from third parties; or
•
geopolitical conditions such as acts or threats of terrorism, pandemics, or military conflicts.

In particular, the realization of any of the risks described in this section under Item IA. Risk Factors, could have an adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock over the short, medium or long term, regardless of our actual performance.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, or change their recommendations regarding our common stock or if our operating results do not meet their expectations, the market price of our common stock and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades common stock or publishes inaccurate or unfavorable research about our business, or our operating results do not meet their expectations, either absolutely or relative to our competitors, the market price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports about us regularly, (1) we would lose visibility in the financial markets, which in turn could cause the market price of our common stock or trading volume to decline and (2) demand for our common stock could decrease, which could cause the market price of our common stock and trading volume to decline. If we fail to meet the expectation of analysts for our operating results, the market price of our common stock would likely decline.

Virginia law and the provisions of the Company’s articles of incorporation and amended and restated bylaws may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Certain provisions of the Company’s articles of incorporation and amended and restated bylaws, as well as Virginia law, and the Bank Holding Company Act, and Change in Bank Control Act, could delay or prevent a change of control that you may favor. The Company’s articles of incorporation and amended and restated bylaws include certain provisions that could delay a takeover or change in control of the Company, including: a staggered board of directors, the exclusive right of the Company’s board to fill any director vacancy; and advance notice requirements for shareholder proposals and director nominations.

Virginia law contains two antitakeover statutes: the Affiliated Transactions Statute and the Control Share Acquisitions Statute, each of which could make it more difficult for another party to acquire the Company without the approval of the Company’s board of directors. These provisions are expected to discourage specific types of coercive takeover practices and inadequate takeover bids as well as to encourage persons seeking to acquire control to first negotiate with the Company. Although these provisions may have the effect of delaying, deferring or preventing a change in control, the Company believes that the benefits of increased protection through the potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure the Company outweigh the disadvantages of discouraging these proposals because, among other things, negotiation of such proposals could result in an improvement of their terms.

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

Item 2. Properties

The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2024, Bank of Clarke operated thirteen full-service branches, one loan production office, and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Warrenton, Leesburg, Ashburn and Fairfax. The Bank also operated one loan production office in the Maryland community of Frederick. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” and Note 13 "Leases" in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The Nasdaq Capital Market (the "Exchange") under the symbol “EFSI.” As of March 21, 2025, the Company had approximately 845 shareholders of record. As of that date, the closing price of our common stock on the Exchange was $32.66.

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

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2024

On September 18, 2024, the Company re-authorized the purchase of up to 150,000 shares of its common stock under its stock repurchase program, which expires on June 30, 2025. During 2024, the Company purchased 7,868 shares of its Common Stock under its stock repurchase program at an average price of $30.08.

The Company did not purchase any of its common stock during the fourth quarter pursuant to the stock repurchase program discussed above and as shown in the following table.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
October 1 - October 31, 2024	—	$—	—	148,122
November 1 - November 30, 2024	—	—	—	148,122
December 1 - December 31, 2024	—	—	—	148,122
	—	$—	—	148,122

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

GENERAL

The Company is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and corporate, municipal and U.S. government agency securities. The Bank also operates a wealth management division, which provides both a full-service trust department and a separate brokerage area. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. At December 31, 2024, the Company had total assets of $1.87 billion, net loans of $1.45 billion, total deposits of $1.58 billion and shareholders’ equity of $119.0 million. The Company’s net income was $15.3 million for the year ended December 31, 2024.

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	As of or for the Years Ended
	December 31,
	2024	2023	2022	2021	2020
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$91,321	$83,093	$54,686	$42,676	$38,908
Interest expense	40,094	32,837	5,473	1,677	3,281
Net interest income	$51,227	$50,256	$49,213	$40,999	$35,627
Provision for credit losses	2,551	1,649	1,830	1,483	1,457
Net interest income after provision for credit losses	$48,676	$48,607	$47,383	$39,516	$34,170
Noninterest income	21,557	14,780	13,345	11,320	8,579
Net revenue	$70,233	$63,387	$60,728	$50,836	$42,749
Noninterest expenses	51,332	52,754	43,057	38,049	29,441
Income before income taxes	$18,901	$10,633	$17,671	$12,787	$13,308
Applicable income taxes	3,558	1,276	3,150	1,766	2,136
Net Income	$15,343	$9,357	$14,521	$11,021	$11,172

Performance Ratios:
Return on average assets	0.85%	0.54%	1.02%	0.90%	1.11%
Return on average equity	13.77%	9.05%	14.06%	10.28%	11.03%
Shareholders’ equity to assets	6.38%	5.94%	6.29%	8.46%	9.30%
Dividend payout ratio	28.01%	45.11%	27.58%	34.38%	31.80%
Non-performing loans to total loans	0.14%	0.40%	0.19%	0.28%	0.57%
Non-performing assets to total assets	0.14%	0.34%	0.16%	0.21%	0.47%

Share and Per Share Data:
Net income, basic	$4.32	$2.66	$4.17	$3.20	$3.27
Net income, diluted	4.32	2.66	4.17	3.20	3.27
Cash dividends declared	1.21	1.20	1.15	1.10	1.04
Book value	33.52	30.78	29.15	31.93	30.86
Market price	36.40	30.00	35.95	34.65	29.50
Average shares outstanding, basic	3,553,919	3,523,547	3,482,368	3,440,080	3,417,543
Average shares outstanding, diluted	3,553,919	3,523,547	3,482,368	3,440,080	3,417,543

Balance Sheet Data:
Total securities	$128,887	$147,011	$158,389	$193,370	$166,222
Total loans	1,467,049	1,462,686	1,323,783	985,720	836,334
Total assets	1,866,215	1,825,597	1,616,717	1,303,038	1,130,152
Total deposits	1,575,156	1,506,322	1,264,075	1,177,235	1,013,087
Shareholders’ equity	118,987	108,379	101,729	110,280	105,074

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

OPERATING STRATEGY

The Bank is a locally managed financial institution as well as predominantly locally owned. While the Company expanded its ownership to institutional investors though a public offering of its common stock in February 2025, its operating strategy remains the same. The public offering increased the number of shares outstanding by 50% and added approximately $53.5 million in capital. This operating strategy allows the Bank to be flexible and responsive in the products and services it offers and to further grow by lending funds to local residents and businesses at a competitive price that reflects the inherent risk of lending. The Bank strives to fund these loans through deposits gathered from local residents and businesses. The Bank prices its deposits by comparing alternative sources of funds and selecting the lowest cost available. When deposits are not adequate to fund asset growth, the Bank relies on borrowings, both short and long term. The Bank’s primary source of borrowed funds is the Federal Home Loan Bank of Atlanta which offers numerous terms and rate structures to the Bank.

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

The Bank uses a tiered approach to approve credit requests consisting of individual lending authorities, joint approval of Co-Approval officers (Executive, Regional Credit Officer, Small Business Credit Officer), and a director loan committee. Lending limits for individuals are set by the Board of Directors and are determined by loan purpose, collateral type, and internal risk rating of the borrower. The highest individual authority (Executive) is assigned to the Bank’s President/ Chief Executive Officer, Chief Banking Officer and Chief Credit Officer (approval authority only). Two Executive officers may combine their authority to approve loan requests to borrowers with credit exposure up to $10.0 million on a secured basis and $6.0 million unsecured. Three Executive officers may combine to approve loan requests to borrowers with credit exposure up to $15.0 million on a secured basis and $9.0 million unsecured. Consumer Central Lenders are individual lenders who have been assigned to an Approval Category (A through F) based on their level of experience and job function. Consumer Central Lenders can co-approve consumer, home equity lines of credit and home equity loan requests up to their stated authorities. Officers in Categories A through F have lesser authorities and with approval of an Executive officer may extend loans to borrowers with exposure of $5.0 million on a secured basis and $3.0 million unsecured. Officers in Categories A through F can also utilize the co-approval of the Regional and Small Business Credit Officers to extend loans with exposures up to $2.5 million and $1.5 million, respectively on a secured basis, and up to $1 million and $750 thousand, respectively on an unsecured basis. Loans exceeding $15.0 million and up to the Bank’s legal lending limit can be approved by the Risk Committee consisting of four directors (three directors constituting a quorum). The Director’s Loan Committee also reviews and approves changes to the Bank’s Loan Policy as presented by management. The following sections discuss the major loan categories within the total loan portfolio:

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

Marine Lending

The Bank's marine loan portfolio is comprised of originated retail loans. In August 2023, the Company completed a sale of specific assets from its marine lending segment and reduced its workforce associated with the marine lending division, as it ceased accepting new marine lending business. As part of the sale, the Company sold its interest in marine vessel floor plan loans, its rights to service loans that had been sold to secondary market investors prior to the date of sale, and other assets that were not individually significant. Subsequent to the sale the Company retained ownership of its portfolio of marine vessel retail loans, which continue to constitute a significant portion of the Company's assets, revenues, and earnings. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid. Retail loans were generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow.

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

Allowance for Credit Losses on Loans

The Company establishes the allowance for credit losses through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The measurement of the allowance for credit losses is based in part on forecasts of unemployment, inflation, as well as the consumer price index, and may also consider other factors, which we believe to be indicative of risk factors related to collectability. Management also assesses the risk of credit losses arising from changes in economic conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances; lending policy and procedures; credit administration and lending staff; loan review; concentrations of credit and the value of underlying collateral in determining the recorded balance of the allowance for credit losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2024 Form 10-K, provides additional information concerning the determination of the allowance for credit losses on loans.

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

FORWARD LOOKING STATEMENTS

The Company makes forward looking statements in this report that are subject to risks and uncertainties. These forward looking statements include statements regarding our profitability, liquidity, allowance for credit losses, interest rate sensitivity, market risk, growth strategy, and financial and other goals. The words “believes,” “expects,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by factors including:

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
•
effects of the soundness of other financial institutions;
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
•
changes in accounting policies and banking and other law and regulations; and
•
other factors described in Item 1A., “Risk Factors,” in this annual report on Form 10-K.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income

Net income for 2024 was $15.3 million, an increase of $6.0 million or 63.97% from 2023’s net income of $9.4 million. Basic and diluted earnings per share were $4.32 and $2.66 for 2024 and 2023, respectively.

Return on average assets (“ROA”) measures how efficiently the Company uses its assets to produce net income. Factors reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 0.85% and 0.54% for 2024 and 2023, respectively.

Return on average equity (“ROE”) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 13.77% and 9.05% for 2024 and 2023, respectively.

Net income for 2024 was significantly impacted by a sale-leaseback transaction of the Bank's OTC branch in Winchester, VA, during the fourth quarter of 2024. The impact of the sale-leaseback transaction was a net of tax gain of $3.1 million, or $0.86 per share, and contributed 0.17% and 2.75% to ROA and ROE, respectively, for the twelve months ended December 31, 2024.

In conjunction with its capital offering completed in February of 2025, the Company executed on its strategy to restructure its investment portfolio in March 2025. While the restructuring is expected to result a pre-tax loss of $12.6 million for the quarter ended March 31, 2025, it is also expected to improve core net income, net interest income, net interest margin, and return on average assets beginning in the second quarter of 2025. See further details in the section titled Securities under the heading Financial Condition.

Net Interest Income

Net interest income, the difference between total interest income and total interest expense, is the Company’s primary source of earnings. Net interest income was $51.2 million for 2024 and $50.3 million for 2023, which represents an increase of $971 thousand or 1.93%. Net interest income is derived from the volume of earning assets and the rates earned on those assets as compared to the cost of funds. Total interest income was $91.3 million for 2024 and $83.1 million for 2023, which represents an increase of $8.2 million or 9.90% for 2024. Total interest expense was $40.1 million for 2024 and $32.8 million for 2023, which represents an increase of $7.3 million or 22.10% in 2024. The increase in total interest income, total interest expense and net interest income during 2024 was driven by higher rates, growth in interest-bearing liabilities and, to a lesser extent, growth in interest-earning assets. The average rate on interest-earning assets and interest-bearing liabilities increased 45 basis points and 40 basis points, respectively, during the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023, while average balances of interest-earning assets and interest-bearing liabilities increased 0.69% and 6.68%, respectively. Refer to the table titled “Volume and Rate Analysis” for further detail.

The net interest margin was 3.00% for 2024 and 2.96% for 2023. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was the federal statutory rate of 21%. The table titled “Tax-Equivalent Net Interest Income” reconciles net interest income to tax-equivalent net interest income, which is not a measurement under GAAP, for the years ended December 31, 2024 and 2023.

The net interest spread for the twelve months ended December 31, 2024 was 2.17%, an increase of five basis points compared to 2.12% for the twelve months ended December 31, 2023.

Net interest income and net interest margin may experience some decline due to deposit pricing pressure as interest rates change and ongoing competition for new deposits is experienced. These combined factors also could result in the Company having to borrow wholesale funding to fund asset growth which is more expensive than deposits.

The following table titled “Average Balances, Income and Expenses, Yields and Rates” displays the composition of interest earning assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2024 and 2023.

Average Balances, Income and Expenses, Yields and Rates

(dollars in thousands)

	Years Ended
	December 31, 2024			December 31, 2023
	Average	Interest Income/	Average	Average	Interest Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Securities:
Taxable	$138,205	$3,551	2.57%	$150,187	$3,663	2.44%
Tax-Exempt (1)	495	20	4.09%	507	21	4.13%
Total Securities	$138,700	$3,571	2.58%	$150,694	$3,684	2.45%
Loans: (2)
Taxable	1,446,705	81,366	5.62%	1,418,916	75,127	5.29%
Non-accrual	3,774	—	—%	3,458	—	—%
Tax-Exempt (1)	10,405	523	5.02%	10,106	497	4.91%
Total Loans	$1,460,884	$81,889	5.61%	$1,432,480	$75,624	5.28%
Federal funds sold and interest-bearing deposits in other banks	114,189	5,975	5.23%	118,789	3,893	3.28%
Total earning assets	$1,713,773	$91,435	5.34%	$1,701,963	$83,201	4.89%
Allowance for credit losses	(14,793)			(14,176)
Total non-earning assets	105,840			59,388
Total assets	$1,804,820			$1,747,175

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$259,372	$6,097	2.35%	$244,277	$5,238	2.14%
Money market accounts	263,960	5,989	2.27%	257,496	4,491	1.74%
Savings accounts	134,893	155	0.12%	151,556	185	0.12%
Time deposits:
$250,000 and more	153,398	7,260	4.73%	116,077	4,756	4.10%
Less than $250,000	276,580	12,353	4.47%	219,809	8,960	4.08%
Total interest-bearing deposits	$1,088,203	$31,854	2.93%	$989,215	$23,630	2.39%
Federal funds purchased	11	—	4.19%	2,801	70	2.50%
Federal Home Loan Bank advances	145,383	6,823	4.69%	162,548	7,720	4.75%
Subordinated debt	29,476	1,417	4.81%	29,408	1,417	4.82%
Total interest-bearing liabilities	$1,263,073	$40,094	3.17%	$1,183,972	$32,837	2.77%
Noninterest-bearing liabilities:
Demand deposits	412,646			442,539
Other Liabilities	17,714			17,328
Total liabilities	$1,693,433			$1,643,839
Shareholders' equity	111,387			103,336
Total liabilities and shareholders' equity	$1,804,820			$1,747,175
Net interest income		$51,341			$50,364
Net interest spread			2.17%			2.12%
Interest expense as a percent of average earning assets			2.34%			1.93%
Net interest margin			3.00%			2.96%

(1)
Income and yields are reported on a tax-equivalent basis using the federal tax rate of 21%.
(2)
Interest and yields on loans include the amortization/accretion of origination costs/fees as well as any purchase premiums or discounts.

Tax-Equivalent Net Interest Income

(dollars in thousands)

	Twelve Months Ended
	December 31,
	2024	2023
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$81,779	$75,520
Interest Income - Securities and Other Interest-Earnings Assets	9,542	7,573
Interest Expense - Deposits	31,854	23,630
Interest Expense - Other Borrowings	8,240	9,207
Total Net Interest Income	$51,227	$50,256

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$110	$104
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	4	4
Total Tax Benefit on Tax-Exempt Interest Income	$114	$108
Tax-Equivalent Net Interest Income	$51,341	$50,364

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets increased 45 basis points from 2023 to 2024. The tax-equivalent yield on securities increased 13 basis points from 2023 to 2024. The tax-equivalent yield on loans increased 33 basis points from 2023 to 2024. The increase in the tax-equivalent yield on earning assets resulted mostly from the sustained elevated interest rate environment as well as the increase in total average loan balances. The increase in average loan balances is primarily due to real estate loans, which more than offset the balance decline in the marine loan portfolio as loans pay down and were not replaced with new originations.

The average rate on interest-bearing liabilities increased 40 basis points from 2023 to 2024. The average rate on total interest-bearing deposits increased 54 basis points from 2023 to 2024. The Federal Reserve's interest rate increases began in early 2022, continued into 2023 and have remained heightened during 2024 impacting interest rates paid on deposit accounts. In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds also affects the cost of time deposits, which are primarily comprised of certificates of deposit. The Company prefers to rely most heavily on non-maturity deposits when possible, which include NOW accounts, money market accounts, and savings accounts. The average balance of non-maturity interest-bearing deposits increased $4.9 million or 0.75% from $653.3 million during 2023 to $658.2 million in 2024. The Company also actively pursued time deposits during 2024 adding $94.1 million, or 28.01%, in average balances, primarily in amounts less than $250,000. These time deposits were obtained through pricing and customer outreach efforts. The average cost of total time deposits increased to 4.56% during 2024 from 4.08% during 2023. The cost of interest-bearing deposits were slightly offset by decreases in average balance and rate of FHLB advances of $17.2 million and six basis points, respectively during 2024, reflecting the payoff of higher cost advances and not replacing balances at the same level.

The following table titled “Volume and Rate Analysis (Tax-Equivalent Basis)” provides information about the effect of changes in financial assets and liabilities and changes in rates on net interest income.

Tax-equivalent net interest income increased $977 thousand during 2024. The net increase in tax-equivalent net interest income during 2024 is comprised of an increase due to rate of $3.5 million and a decrease due to volume of $2.6 million. The increase in tax-equivalent net interest income during 2024 was largely affected by an increase in rates earned on taxable loans and federal funds sold and interest-bearing deposits in other banks, as well as increased volume of loans. This increase was mostly offset by the increased volume in time deposits and increases in rates paid on interest- bearing deposits.

Volume and Rate Analysis (Tax-Equivalent Basis)

(dollars in thousands)

	2024 vs 2023 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(337)	$225	$(112)
Tax-exempt	—	(1)	(1)
Loans:
Taxable	1,491	4,748	6,239
Tax-exempt	15	11	26
Federal funds sold and interest-bearing deposits in other banks	(145)	2,227	2,082
Total earning assets	$1,024	$7,210	$8,234

Interest-Bearing Liabilities:
NOW accounts	$332	$527	$859
Money market accounts	114	1,384	1,498
Savings accounts	(17)	(13)	(30)
Time deposits:
$250,000 and more	1,694	810	2,504
Less than $250,000	2,476	917	3,393
Total interest-bearing deposits	$4,599	$3,625	$8,224
Federal funds purchased	(218)	148	$(70)
Federal Home Loan Bank advances	(801)	(96)	(897)
Total interest-bearing liabilities	$3,580	$3,677	$7,257
Change in net interest income	$(2,556)	$3,533	$977

Provision for Credit Losses

The provision for credit losses is based upon management’s estimate of the amount required to maintain an adequate allowance for credit losses as discussed within the Critical Accounting Policies section above and Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data. The provision for credit losses was $2.6 million for 2024 and $1.6 million for 2023. The amount of provision for credit losses on loans is affected by several factors including the growth rate of loans, net charge-offs (recoveries), and the estimated amount of expected losses within the loan portfolio.The amount of provision for credit losses during each period reflects the results of the Company’s analysis used to determine the adequacy of the allowance for credit losses. The provision for credit losses in 2024 resulted largely from a $1.9 million provision against the marine portfolio due to charge-offs against six marine loans totaling $1.8 million. Also contributing to the provision for credit losses total were specific reserves on two individually evaluated relationships of $248 thousand, and growth in the portfolio balance as compared to the prior measurement period. Net charge-offs during 2024 totaled $2.0 million. The provision for credit losses in 2023 reflects loan growth during the year, largely in the residential and commercial real estate portfolios. Net charge-offs during 2023 totaled $443 thousand. The Company is committed to maintaining an allowance that it believes will adequately absorb the current expected losses in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income

Total noninterest income was $21.6 million and $14.8 million during 2024 and 2023, respectively. This represents an increase of $6.8 million or 45.85% for 2024. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2024 and 2023, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Wealth management fees	$5,624	$4,926	$698	14.17%
Service charges on deposit accounts	1,936	1,810	126	6.96%
Other service charges and fees	4,179	4,413	(234)	(5.30)%
Gain on the sale of marine finance assets	—	435	(435)	NM
Gain on the sale and disposal of bank premises and equipment	3,863	14	3,849	NM
Gain on sale of loans	2,141	1,428	713	49.93%
Small business investment company income	1,357	385	972	252.47%
Bank owned life insurance income	1,981	713	1,268	177.84%
Other operating income	476	656	(180)	(27.44)%
Total noninterest income	$21,557	$14,780	$6,777	45.85%

NM - Not Meaningful

Wealth management fees increased from 2023 to 2024. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Higher interest rates and more favorable conditions in the stock market have resulted in an expansion of total assets under management. One-time fees for estates and other services have also contributed to the year over year increase in revenue. Investment sales increased as favorable market activity during 2024 made the use of brokerage and advisory investments more attractive.

Services charges on deposit accounts increased when comparing the year ended December 31, 2024 to 2023. This increase is mainly due to increases in overdraft charges. Overdraft charges can fluctuate based on changes in customer activity and number of accounts.

Other service charges and fees decreased during the twelve months ended December 31, 2024 compared to the same period in 2023. This decrease is attributable to no longer servicing sold marine loans, beginning during the third quarter of 2023.

Gain on the sale of marine finance assets was $435 thousand for the year ended December 31, 2023 as the result of the Company's sale of certain marine finance division assets on August 23, 2023. Refer to additional discussion of marine lending under the heading "Lending Policies" in Item 7 above and in Notes 1 and 27 to the Consolidated Financial Statements.

Gain on the sale and disposal of bank premises and equipment was $3.9 million for the year ended December 31, 2024 reflecting the sale of the Company's operating center and branch building in a sales-leaseback transaction during the fourth quarter, resulting in a realized gain of $3.9 million.

During 2024, the Company sold $59.0 million in mortgage loans on the secondary market and $14.3 million in Small Business Association ("SBA") loans. During 2023, the Company sold $32.1 million in mortgage loans on the secondary market, $51.7 million of loans from the commercial and consumer loan portfolios and $8.0 million in SBA loans. These loan sales resulted in gains of $2.1 million and $1.4 million during the years ended December 31, 2024 and 2023, respectively.

Income from holdings in small business investment companies increased during 2024 as the result of higher cash distributions received compared to 2023. The level of distributions are based on the results of the individual companies performance.

Bank owned life insurance ("BOLI") fee income totaled $2.0 million for the year ended December 31, 2024 compared to $713 thousand for the year ended December 31, 2023. The increase was due to death benefit settlement gains of

$907 thousand and increased earnings on the cash surrender value reflecting the impact of market conditions and an investment of $5 million into BOLI by the Company during the fourth quarter of 2023.

Other operating income decreased primarily as a result of a decline in loan swap fee income recognized during 2024 compared to 2023. Loan swap agreements with initial notional balances of $4.1 million and $20.9 million were entered into during the years ended December 31, 2024 and 2023, respectively.

Noninterest Expenses

Total noninterest expenses were $51.3 million and $52.8 million during 2024 and 2023, respectively. This represents a decrease of $1.4 million or 2.70% during 2024.

The following table provides the components of noninterest expense for the twelve months ended December 31, 2024 and 2023, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$30,059	$30,306	$(247)	(0.82)%
Occupancy expenses	2,077	2,202	(125)	(5.68)%
Equipment expenses	1,657	1,299	358	27.56%
Advertising and marketing expenses	1,038	1,157	(119)	(10.29)%
Stationery and supplies	145	191	(46)	(24.08)%
ATM network fees	1,530	1,563	(33)	(2.11)%
Other real estate owned expense	—	5	(5)	NM
(Gain) on other real estate owned	—	(7)	7	NM
Loss on sale of repossessed assets	204	—	204	NM
FDIC assessment	1,433	1,585	(152)	(9.59)%
Computer software expense	1,068	1,360	(292)	(21.47)%
Bank franchise tax	1,353	1,255	98	7.81%
Professional fees	2,065	2,540	(475)	(18.70)%
Data processing fees	2,418	1,935	483	24.96%
Other operating expenses	6,285	7,363	(1,078)	(14.64)%
Total noninterest expenses	$51,332	$52,754	$(1,422)	(2.70)%

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

Salaries and employee benefits expense decreased during 2024 reflecting decreases in salaries and stock-based compensation expenses while experiencing increases in employee benefits and annual incentive plan expenses. The Company had 231 and 241 full-time equivalent employees (FTEs) at December 31, 2024 and December 31, 2023, respectively. As part of the sale of the marine finance assets during the third quarter of 2023, the Company reduced its workforce associated with the marine lending division and ceased accepting new marine lending business. Stock based compensation expense decreased due to a higher level of share forfeitures recognized during the twelve months ended December 31, 2024, compared to the twelve months ended December 31, 2023. Partially offsetting these decreases were higher costs related to the annual incentive accrual, employee insurance and enhanced employee benefit plans.

Equipment expenses increased during the twelve months ended December 31, 2024 compared to the same period in 2023. A new loan origination system implemented during the fourth quarter of 2023 was a significant driver of the year-over-year increase.

Advertising and marketing expenses decreased during 2024. This reflects an increase in the Company's continued marketing campaigns, including its recognition of receiving a Great Place to Work® certified. designation, which was more than offset by a reduction in business development expenses during 2024. The reduction in business development expenses was due to the discontinuation of new marine lending subsequent to August 2023 and corporate rebranding that occurred in early 2023.

A repossessed marine vessel was sold during the twelve months ended December 31, 2024, resulting in the recognition of a $204 thousand loss. There were no sales of repossessed assets during the twelve months ended December 31, 2023.

FDIC assessment expense decreased in 2024 reflecting an improvement in the financial ratios portion of the assessment rate, largely due to the decline in the one-year asset growth factor.

Computer software expense decreased during 2024 over 2023, largely due to the discontinuation of new marine lending subsequent to August 2023, including its loan software platform.

Professional fees decreased during 2024. There are several factors that contributed to the decrease, primarily legal and professional expenses related to the marine lending business transaction and legal fees for the ESOP termination and establishment of a new stock incentive plan that were recognized during 2023.

Other operating expenses decreased during 2024. The largest driver of the decrease was due to the workforce reduction described above, which included a change in control agreement, and sales and travel expenses in 2023. Additional year-over-year decreases reflect the Company's focus on expense control measures, as well as the impact of the adoption of ASU 2023-02 to account for its investments in low-income residential rental properties under the proportional amortization method effective January 1, 2024. Upon adoption of this accounting method, amortization expense is no longer recorded in other operating expenses, rather as an adjustment to income tax expense. These decreases were partially offset by increases in loan servicing and collections expenses.

The efficiency ratio of the Company was 75.08% and 81.55% for 2024 and 2023, respectively. The improvement in the efficiency ratio during 2024 reflects an increase in noninterest income, coupled with lower noninterest expenses. Noninterest expenses during the twelve months ended December 31, 2023 included one-time expenses of $1.0 million related to the sale of the marine finance assets during the third quarter of 2023. Excluding these expenses, the efficiency ratio for 2023 would have been 80.00%. The efficiency ratio is not a measurement under GAAP. It is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income. The Company adjusts for non-recurring items such as gains and losses on investment portfolio sales and other gains/losses from OREO, repossessed assets, sale or disposals of bank assets, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the twelve months ended December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
	(in thousands)
Summary of Operating Results:
Noninterest expenses (GAAP)	$51,332	$52,754
Less: Loss (Gain) on other real estate owned and repossessed assets	204	(7)
Adjusted noninterest expenses (non-GAAP)	$51,128	$52,761

Net interest income	$51,227	$50,256

Noninterest income (GAAP)	$21,557	$14,780
Less: Gain on the sale of marine finance assets	—	435
Less: Gain on the sale and disposal of premises and equipment	3,863	14
Less: Life insurance proceeds	935	—
Adjusted noninterest income (non-GAAP)	$16,759	$14,331
Tax equivalent adjustment (1)	114	108
Total net interest income and noninterest income, adjusted (non-GAAP)	$68,100	$64,695

Efficiency ratio	75.08%	81.55%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense was $3.6 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. These amounts correspond to an effective tax rate of 18.82% and 12.00% for 2024 and 2023, respectively. The effective tax rate is below the statutory rate of 21%, due primarily to the recognition of tax-exempt life insurance income, qualified rehabilitation credits and tax credits on qualified affordable housing project investments as discussed in Note 25 to the Consolidated Financial Statements. During both 2024 and 2023, qualified rehabilitation projects were completed and the corresponding tax credits were finalized with the total amount of credits to be received determined and certified. The effective tax rate is also impacted by tax-exempt income on investment securities and loans. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2024 and 2023.

Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. See Note 27 to the Consolidated Financial Statements.

The following table presents a summarized statement of operations for the community banking business segment for the twelve months ended December 31, 2024 and 2023.

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Net Interest Income	$45,756	$42,105	$3,651	8.67%
Gain on sales of loans	2,141	1,117	1,024	91.67%
Other noninterest income	13,792	7,348	6,444	87.70%
Net Revenue	61,689	50,570	11,119	21.99%
Provision for credit losses	2,403	2,051	352	17.16%
Noninterest expense	47,448	44,479	2,969	6.68%
Income before taxes	11,838	4,040	7,798	193.02%
Income tax expense (benefit)	2,048	(103)	2,151	(2,088.35)%
Net Income	$9,790	$4,143	$5,647	136.30%

Gain on sales of loans increased $1.0 million, or 91.67%, from 2023, largely reflecting an increase in sales of SBA loans. See further discussion of gain on sales of loans under the caption "Noninterest Income" above.

Other noninterest income for the twelve months ended December 31, 2024 was up by $6.4 million, or 87.70% compared to the same period in 2023 primarily reflecting the sale of the Company's operating center and branch building in a sales-leaseback transaction, resulting in a realized gain of $3.9 million.

The following table presents a summarized statement of operations for the marine lending segment for the twelve months ended December 31, 2024 and 2023.

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Net Interest Income	$6,888	$9,568	$(2,680)	(28.01)%
Gain on sales of loans	—	311	(311)	NM
Other noninterest income	—	1,078	(1,078)	NM
Net Revenue	6,888	10,957	(4,069)	(37.14)%
Provision for credit losses	148	(402)	550	(136.82)%
Noninterest expense	629	5,106	(4,477)	(87.68)%
Income before taxes	6,111	6,253	(142)	(2.27)%
Income tax expense	1,283	1,313	(30)	(2.28)%
Net Income	$4,828	$4,940	$(112)	(2.27)%

NM - Not Meaningful

On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million, its rights to service loans that had been sold to secondary market investors prior to the date of sale (valued at $595 thousand on balance sheet prior to sale), and other assets that were not individually significant. The Company received total consideration, net of selling expenses, of $53.5 million and recognized a gain of $435 thousand. As part of the sale, the Company reduced its workforce associated with the marine lending division, as it ceased accepting new marine lending business. Subsequent to the sale of these assets, the Company retained ownership of approximately $260.5 million of marine vessel retail loans which continue to constitute a significant portion of the Company's assets, revenues, and earnings. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

Marine Lending net revenues declined $4.1 million, or 37.14%, for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023 due to pay downs in the portfolio, which are not being replaced with new loan originations. The average balance of the marine loan portfolio was $239.9 million for the twelve months ended December 31, 2024, a decline of $33.9 million, compared to $273.8 million for the twelve months ended December 31, 2023. Additionally, there were no marine loan sales during 2024.

This decline was mostly offset by a decrease in noninterest expense due to the reduction in its workforce in August 2023. Noninterest expenses for twelve months ended December 31, 2024 primarily reflect servicing and collections expenses.

The following table presents a summarized statement of operations for the wealth management business segment for the twelve months ended December 31, 2024 and 2023.

	December 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Net Interest Income	$—	$—	$—	—%
Gain on sales of loans	—	—	—	—%
Other noninterest income	5,624	4,926	698	14.17%
Net Revenue	5,624	4,926	698	14.17%
Provision for credit losses	—	—	—
Noninterest expense	2,823	2,646	177	6.69%
Income before taxes	2,801	2,280	521	22.85%
Income tax expense	588	479	109	22.76%
Net Income	$2,213	$1,801	$412	22.88%

Wealth Management's net revenues were up $698 thousand, or 14.17%, for the twelve months ended December 31, 2024 compared to the twelve months ended December 31, 2023, reflecting increases in both trust services and investment sales income. See further discussion of wealth management revenues under the caption "Noninterest Income" above.

Noninterest expense increased during 2024 primarily reflecting increases in salaries, commission and annual incentive plan expenses.

FINANCIAL CONDITION

Assets, Liabilities and Shareholders’ Equity

The Company’s total assets were $1.87 billion at December 31, 2024, an increase of $40.6 million or 2.22% from $1.83 billion at December 31, 2023. Securities decreased $16.1 million or 11.72% between 2023 and 2024. Loans, net of the allowance for credit losses, increased by $3.8 million or 0.26% from 2023 to 2024. Total liabilities were $1.75 billion at December 31, 2024, compared to $1.72 billion at December 31, 2023. Total shareholders’ equity at year end 2024 and 2023 was $119.0 million and $108.4 million, respectively.

Securities

Total securities, excluding restricted stock, were $121.3 million and $137.4 million for the years ended December 31, 2024 and December 31, 2023, respectively. The Company purchased U.S. Treasuries totaling $5.0 million during 2024. The Company had $20.0 million in maturities, calls, and principal repayments on securities during 2024. This amount includes $1.1 million, or 5.25%, in obligations of U.S. government corporations and agencies, $5.0 million, or 24.92%, in U.S. Treasuries, $12.7 million, or 63.49%, in mortgage-backed securities, and $1.3 million, or 6.34%, in obligations of states and political subdivisions. Note 2 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2024 and 2023.

The ability to dispose of available for sale securities prior to maturity provides management more options to react to future rate changes and provides more liquidity, when needed, to meet short-term obligations. The Company had net unrealized losses on available for sale securities of $23.6 million and $22.8 million at December 31, 2024 and 2023, respectively. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

In conjunction with its capital offering completed in February of 2025, the Company executed on its strategy to restructure its investment securities portfolio. In March of 2025, approximately $100 million available for sale securities, with a weighted average yield of 1.72%, have been sold and resulting sales proceeds have been used to purchase approximately $72 million in available for sale securities with a weighted average yield of 4.70%. The Company anticipates that a pre-tax loss of approximately $12.6 million resulting from the sales of the investment securities will be recognized in the first quarter of 2025.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2024. The weighted average is calculated based on the relative amortized costs of the securities. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

	December 31, 2024
	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
Obligations of U.S. government corporations and agencies	—%	2.59%	2.46%	—%	2.57%
Mortgage-backed securities	—%	—%	1.07%	1.76%	1.73%
Obligations of states and political subdivisions, taxable	3.42%	2.85%	2.79%	—%	2.96%
Subordinated debt	—%	—%	4.28%	—%	4.28%
Total taxable	3.42%	2.65%	2.60%	1.76%	1.90%
Obligations of states and political subdivisions, tax-exempt (1)	—%	3.19%	—%	—%	3.19%
Total	3.42%	2.67%	2.60%	1.76%	1.90%

(1)
Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans net of net deferred costs and premiums were $1.47 billion and $1.46 billion at December 31, 2024 and 2023, respectively. This represents an increase of $4.4 million or 0.30% for 2024. The ratio of gross loans, net of deferred costs and premiums, to deposits decreased during the year from 97.10% to 93.14% at December 31, 2023 and December 31, 2024, respectively.

Loans secured by real estate were $1.10 billion, or 75.10%, and $1.04 billion, or 71.51%, of total loans at December 31, 2024 and 2023, respectively. This represents an increase of $56.3 million, or 5.41%, for 2024. Consumer installment loans were $31.0 million, or 2.12%, and $42.4 million, or 2.92%, of total loans at December 31, 2024 and 2023, respectively. This represents a decrease of $11.4 million, or 26.88%, for 2024. Commercial and industrial loans were $110.3 million, or 7.55%, and $107.8 million, or 7.41%, of total loans at December 31, 2024 and 2023, respectively. This represents an increase of $2.5 million, or 2.33%, for 2024. Marine loans were $210.1 million, or 14.38%, and $251.2 million, or 17.26%, of total loans at December 31, 2024 and 2023, respectively. All other loans were $12.2 million and $13.1 million at December 31, 2024 and 2023, respectively. This represents a decrease of $928 thousand, or 7.06%.

During the year ended December 31, 2024, loan growth was mainly concentrated in residential and commercial real estate loans, due largely to the continued expansion of the Bank's current market area. The decline in marine loans represents the normal runoff due to paydowns, payoffs and charge-offs as the Company is no longer originating new marine loans. On August 23, 2023, the Company completed a sale of specific assets from its marine lending segment. As part of the sale, the Company sold its interest in marine vessel floor plan loans totaling $52.8 million and reduced its workforce associated with the marine lending division as it ceased accepting new marine lending business. Subsequent to the sale of these assets, the Company retained ownership of marine vessel retail loans. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

The table titled “Maturity Schedule of Selected Loans” shows the various loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $620.7 million or 42.50% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of loans secured by 1-4 family residential properties.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2024
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 years	After 15 Years	Total
Loans secured by real estate:
Construction & Farmland	$17,916	$41,385	$29,959	$5,940	$95,200
Secured by 1-4 family residential properties	19,216	67,218	77,095	198,276	361,805
Commercial & Multifamily	49,382	343,049	237,980	9,505	639,916
Commercial and industrial loans	33,035	37,159	37,320	2,829	110,343
Marine	332	511	60,002	149,250	210,095
Consumer installment loans	1,927	5,237	1,854	21,999	31,017
All other loans	1,783	2,531	5,866	2,040	12,220
	$123,591	$497,090	$450,076	$389,839	$1,460,596
For maturities over one year:
Floating rate loans		$77,392	$141,028	$135,697	$354,117
Fixed rate loans		419,698	309,048	254,142	982,888
		$497,090	$450,076	$389,839	$1,337,005

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

Loans risk rated as special mention, which exhibit negative trends and potential weaknesses, totaled $50.1 million at December 31, 2024 compared to $33.5 million at December 31, 2023. The increase in special mention loans of $16.6 million was primarily in the owner-occupied commercial real estate portfolio as loans were downgraded from pass as the result of not having current financial statement information available at their annual review. Upon receipt of current financial information, the loans will be evaluated and returned to a pass classification if appropriate. Loans risk rated as classified, include substandard, doubtful, and loss loans, totaled $4.5 million and $8.0 million at December 31, 2024 and 2023, respectively. Included in the December 31, 2024 classified balance of $4.5 million were current and accruing loans on the watch list totaling $2.4 million. All other loans were classified as pass, exhibiting acceptable history of profits, cash flow ability and liquidity.

There were $2.6 million in total non-performing assets, which consist of nonaccrual loans, loans 90 days or more past due and still accruing, other real estate owned, and repossessed assets at December 31, 2024. This is a decrease of $3.5 million when compared to the December 31, 2023 balance of $6.1 million. This decrease resulted mostly from a decrease in nonaccrual loans.

Nonaccrual loans were $2.1 million at December 31, 2024 and $5.6 million at the end of 2023. The gross amount of interest income that would have been recognized on nonaccrual loans was $81 thousand for 2024 and $140 thousand for 2023. None of this interest income was included in net income for 2024 or 2023. A total of 13 loans totaling $3.8 million were placed on nonaccrual during 2024, seven, of which, made up $2.0 million of the nonaccrual balance at December 31, 2024. Two relationships totaling $908 thousand, or 45.91%, of the loans placed on nonaccrual were added due to delinquent payments and required an allowance for credit losses of $248 thousand based on management's evaluation of the underlying collateral values. The remaining loans added to nonaccrual status during 2024 primarily consisted of four marine loans totaling $1.8 million. These marine loans were either repossessed or charged off as of December 31, 2024. In addition, of the $5.6 million nonaccrual balance at December 31, 2023, payoffs totaling $4.6 million were received, $808 thousand was charged off, $99 thousand was transferred to repossessed assets, and two loans totaling $50 thousand remained on nonaccrual status at December 31, 2024. Management evaluates the financial condition of these borrowers and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were individually evaluated for impairment at December 31, 2024 totaled $2.1 million, of which $903 thousand required a specific allocation of $248 thousand to be assigned.

Other real estate owned and repossessed assets increased from $304 thousand at December 31, 2023 to $514 thousand at December 31, 2024, consisting of repossessed assets. Three marine vessels and three commercial vehicles, were repossessed during 2024 and placed into repossessed assets. Sales of repossessed assets during 2024 included the three commercial vehicles and a marine vessel repossessed in 2023. A net loss of $204 thousand was recognized on the sale of repossessed assets for the twelve months ended December 31, 2024. There were no sales of repossessed assets in 2023.

There were no real estate properties that foreclosed or sold during 2024, while one property that foreclosed in 2022 was sold in 2023. The difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net gain of $7 thousand was recognized on the sale of other real estate owned during the twelve months ended December 31, 2023.

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

In addition, the Company may, under certain circumstances, modify loans. Modifications made to a loan are considered when a borrower is experiencing financial difficulty and the modification constitutes a concession to the borrower that is not in line with market rates and/or terms. Modified terms are dependent upon the financial position and needs of the individual borrower. Generally, the modifications granted are extensions of terms, deferrals of payments for an extended period or interest rate reductions. There were two loan modifications to borrowers experiencing financial difficulty totaling $355 thousand during the year ended December 31, 2023 while no loans were modified during 2024.

Nonperforming Assets and Credit Ratios

(dollars in thousands)

	December 31,
	2024	2023
Nonaccrual loans	$2,072	$5,645
Loans past due 90 days and accruing interest	—	181
Other real estate owned and repossessed assets	514	304
Total nonperforming assets	$2,586	$6,130

Allowance for credit losses on loans	$15,027	$14,493

Gross loans	$1,467,049	$1,462,686

Allowance for credit losses on loans to nonperforming assets	581%	236%

Allowance for credit losses on loans to total loans	1.02%	0.99%

Allowance for credit losses on loans to nonaccrual loans	725%	257%

Nonaccrual loans to total loans	0.14%	0.40%

Non-performing assets to period end loans, other real estate owned and repossessed assets	0.18%	0.42%

Other potential problem loans are defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2024, other potential problem loans totaled $2.4 million.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. Additional information on the purpose and the methods for measuring the allowance for credit losses on loans is discussed in the Critical Accounting Policies section above.

Charged-off loans were $2.8 million and $741 thousand for 2024 and 2023, respectively. Recoveries were $853 thousand and $298 thousand for 2024 and 2023, respectively. Net charge-offs were $2.0 million for 2024 and $443 thousand for 2023. The year over year increase in net charge-offs was primarily due to the marine portfolio, which had net charge-offs of $1.8 million during 2024, partially offset by a higher level of recoveries during 2024 over 2023. The increase in marine loan charge-offs of $1.7 million during 2024 was attributable to six loans, which is not believed to be a systemic performance issue or trend. The allowance for credit losses as a percentage of loans was 1.02% and 0.99% at the end of 2024 and 2023, respectively. The increase in the allowance percentage year over year was attributable to growth in the loan portfolio and the specific reserve allocation. The ratio of net charge-offs to average loans was 0.14% for 2024 and 0.03% for 2023.

The provision for credit losses for the years ended December 31, 2024 and 2023 was $2.6 million and $1.6 million, respectively. The provision for credit losses in 2024 and 2023 reflected the level of net charge-offs and the specific reserve allocation in addition to loan growth in the portfolio.

The table titled “Allocation of Allowance for Credit Losses on Loans” shows the amount of the allowance for credit losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2024 and 2023. The amount of allowance for credit losses allocated to each loan category is based on the amount of delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, the evaluation of qualitative factors impacting the portfolio and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for credit losses is adequate to absorb the current expected losses in the loan portfolio.

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Years Ended December 31,
	2024			2023
	Net charge-offs (recoveries)	Average loans outstanding	Net charge-offs (recoveries) to average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding	Net charge-offs (recoveries) to average loans outstanding
Construction and Farmland	$(8)	$89,383	(0.01)%	$(8)	$89,340	(0.01)%
Residential Real Estate	(70)	367,706	(0.02)%	(18)	329,185	(0.01)%
Commercial Real Estate	(155)	618,843	(0.03)%	—	597,275	—%
Commercial	171	102,818	0.17%	269	95,159	0.28%
Marine	1,778	239,853	0.74%	126	273,831	0.05%
Consumer	159	29,742	0.53%	73	34,214	0.21%
All Other Loans	116	12,539	0.93%	1	13,476	0.01%
Total	$1,991	$1,460,884	0.14%	$443	$1,432,480	0.03%

Allocation of Allowance for Credit Losses on Loans

(dollars in thousands)

	December 31, 2024		December 31, 2023
	Allowance for Credit Losses	Percent of Loans in Category to Total Loans	Allowance for Credit Losses	Percent of Loans in Category to Total Loans
Construction and Farmland	$2,387	6.5%	$772	5.8%
Residential Real Estate	2,318	24.8%	4,725	24.5%
Commercial Real Estate	7,251	43.8%	6,224	41.2%
Commercial	1,433	7.6%	1,027	7.4%
Marine	1,279	14.4%	1,153	17.3%
Consumer	238	2.1%	198	2.9%
All Other Loans	121	0.8%	394	0.9%
Total	$15,027	100%	$14,493	100%

Deposits

Total deposits were $1.58 billion and $1.51 billion at December 31, 2024 and 2023, respectively, which represents an increase of $68.8 million or 4.57% during 2024. The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2024 and 2023.

Average Deposits and Rates Paid

(dollars in thousands)

	Years Ended December 31,
	2024		2023
	Amount	Rate	Amount	Rate
Noninterest-bearing	$412,646		$442,539
Interest-bearing:
NOW accounts	259,372	2.35%	244,277	2.14%
Money market accounts	263,960	2.27%	257,496	1.74%
Regular savings accounts	134,893	0.12%	151,556	0.12%
Time deposits:
$250,000 and more	153,398	4.73%	116,077	4.10%
Less than $250,000	276,580	4.47%	219,809	4.08%
Total interest-bearing	$1,088,203	2.93%	$989,215	2.39%
Total deposits	$1,500,849		$1,431,754

Noninterest-bearing demand deposits, which are comprised of checking accounts, decreased $30.4 million, or 6.97%, from $436.6 million at December 31, 2023 to $406.2 million at December 31, 2024. Interest-bearing deposits, which include NOW accounts, money market accounts, regular savings accounts and time deposits, increased $99.3 million, or 9.28%, from $1.07 billion at December 31, 2023 to $1.17 billion at December 31, 2024. Total money market account balances increased $5.5 million, or 2.08%, from $263.6 million at December 31, 2023 to $269.1 million at December 31, 2024 and regular savings accounts decreased $8.1 million, or 5.79%, from $139.5 million at December 31, 2023 to $131.4 million at December 31, 2024. Reciprocal deposit accounts balances (included in total money market account and NOW account balances) increased from $115.7 million to $152.0 million at December 31, 2023 and December 31, 2024, respectively. The reciprocal deposits balance at December 31, 2024 and December 31, 2023 consists of money market and NOW accounts obtained through the ICS network. The growth in deposits was mainly organic growth as we continue to expand and grow into newer market areas. Brokered accounts, reported within total NOW accounts, increased $5.6 million to $41.6 million at December 31, 2024 compared to $36.0 million at December 31, 2023. Time deposits increased $76.3 million, or 18.48%, from $413.3 million at December 31, 2023 to $489.6 million at December 31, 2024, reflecting the Company’s pricing strategy for retention of maturing time deposits and new account acquisition. Total estimated uninsured deposits at December 31, 2024 and December 31, 2023 were $388.2 million and $389.3 million, respectively.

The Company attempts to fund asset growth with deposit accounts and focus upon core deposit growth as its primary source of funding. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts, and time deposits of less than $250,000. Core deposits totaled $1.30 billion, or 82.49%, and $1.26 billion, or 85.54%, of total deposits at December 31, 2024 and 2023, respectively.

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $250,000 and Greater” shows the amount of certificates of deposit of $250,000 and more maturing within the time periods indicated at December 31, 2024. The total amount maturing within one year is $186.3 million, or 95.14%, of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $250,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2024	$48,631	$64,733	$72,898	$9,520	$195,782	12.43%

The table titled “Certificates of Deposit and Other Time Deposits Otherwise Uninsured" shows the balances of certificates of deposit that were in excess of the FDIC insurance limit at December 31, 2024. The total amount maturing within one year is $125.0 million, or 96.51%, of the total amount outstanding.

Certificates of Deposit and Other Time Deposits Otherwise Uninsured

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2024	$36,881	$42,233	$45,898	$4,520	$129,532	8.22%

CAPITAL RESOURCES

Total shareholders’ equity on December 31, 2024 was $119.0 million, reflecting a percentage of total assets of 6.38% as compared to $108.4 million and 5.94% at December 31, 2023. Our common stock’s book value per share increased $2.74, or 8.90%, to $33.52 per share at December 31, 2024 from $30.78 per share at December 31, 2023. During 2024, the Company paid $1.21 per share in dividends as compared to $1.20 per share for 2023. The Company has a Dividend Investment Plan that allows participating shareholders to reinvest the dividends in Company stock. During 2024, the Company purchased 7,868 shares of its Common Stock under its stock repurchase program at an average price of $30.08. During 2023, the Company purchased 8,531 shares of its Common Stock under its stock repurchase program at an average price of $35.34. At December 31, 2024, and 2023, Management believes the Bank met all capital adequacy requirements to which it was subject. Additionally, at December 31, 2024, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

Federal regulatory risk-based capital guidelines require percentages to be applied to various assets, including off-balance sheet assets, based on their perceived risk in order to calculate risk-weighted assets. Tier 1 capital consists of total shareholders’ equity plus qualifying trust preferred securities outstanding less net unrealized gains and losses on available for sale securities, goodwill and other intangible assets. Total capital is comprised of Tier 1 capital plus the allowable portion of the allowance for credit losses and any excess trust preferred securities that do not qualify as Tier 1 capital.

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

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the Community Bank Leverage Ratio framework (CBLR), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective on January 1, 2020. The CBLR removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the CBLR and that maintain a leverage ratio of greater than the required minimum will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the agencies’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the regulatory capital rules, an institution electing to use the CBLR must maintain a minimum leverage ratio of 9%. Qualifying institutions are allowed a two-quarter grace period to correct a ratio that falls below the required amount, provided the institution maintains a ratio of more than 8%. At December 31, 2022, the Bank was a qualifying institution and elected to utilize the CBLR to measure capital adequacy. During 2023, the Bank fell below the minimum ratio of 9% and therefore, the amounts and ratios at December 31, 2024 and 2023 are presented using the risk-based capital framework and not the CLBR. The Bank's leverage ratio was 8.79% and 8.48% at December 31, 2024 and 2023, respectively.

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

Analysis of Bank Capital

(dollars in thousands)

	December 31, 2024	December 31, 2023
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	9,773	9,773
Retained earnings	155,016	144,151
Nonmortgage servicing assets	(326)	(153)
Total Tier 1 capital	$166,145	$155,453
Common equity tier 1 capital	$166,145	$155,453
Tier 2 Capital:
Allowable portion of allowance for credit losses and reserve for off-balance sheet commitments	$14,493	$13,472
Total Tier 2 capital	$14,493	$13,472
Total risk-based capital	$180,638	$168,925

Risk weighted assets	$1,504,960	$1,513,802

Capital Ratios:
Common equity Tier 1 capital ratio	11.04%	10.27%
Tier 1 risk-based capital ratio	11.04%	10.27%
Total risk-based capital ratio	12.00%	11.16%
Tier 1 leverage ratio	8.79%	8.48%

Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

On February 10, 2025, the Company completed a public stock offering and issued 1,562,500 shares of its common stock, $2.50 par value per share. On February 13, 2025, an additional 234,375 shares were issued upon exercise of the underwriters overallotment option. The public offering price was $32.00. The expected proceeds to the Company, after deducting the underwriting discount and commissions but before deducting operating expenses payable by the Company, are approximately $53.8 million. The offering of common stock was made pursuant to a registration statement on Form S-3 (File No. 333-269804) that was declared effective by the SEC on February 28, 2023. A final prospectus supplement dated February 6, 2025 and accompanying prospectus dated February 28, 2023, which form part of the registration statement have been filed with the SEC.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale, and loans maturing within one year. At December 31, 2024 liquid assets totaled $335.9 million as compared to $367.7 million at December 31, 2023. These amounts represent 19.22% and 21.41% of total liabilities at December 31, 2024 and 2023, respectively. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. At December 31, 2024 and 2023, the Company had remaining credit availability in the amounts of $254.3 million and $169.6 million, respectively, with the Federal Home Loan Bank of Atlanta. The Company also had unused lines of credit with financial institutions of $78.0 million at December 31, 2024 and 2023. Beginning in the third quarter of 2024, the Company pledged available for sale mortgage-backed securities with the Federal Reserve Bank discount window, which reduced its liquid assets and reinforced its ability to obtain liquidity from the Federal Reserve Bank discount window. At December 31, 2024 the Company had $74.0 million in funds available through the discount window. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

Year 1 Net Interest Income Simulation

(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-400 BP	$(2,876)	(5.23)%
-300 BP	(744)	(1.35)%
-200 BP	(70)	(0.13)%
-100 BP	511	0.93%
+100 BP	(739)	(1.34)%
+200 BP	(1,739)	(3.16)%
+300 BP	(2,627)	(4.78)%
+400 BP	(3,521)	(6.40)%

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

Static EVE Change

(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-400 BP Shock	$(60,065)	(22.22)%
-300 BP Shock	(26,062)	(9.64)%
-200 BP Shock	(6,498)	(2.40)%
-100 BP Shock	3,894	1.44%
+100 BP Shock	(7,847)	(2.90)%
+200 BP Shock	(20,350)	(7.53)%
+300 BP Shock	(26,862)	(9.94)%
+400 BP Shock	(33,894)	(12.54)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Eagle Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

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

Allowance for Credit Losses – Collectively Evaluated Loans

As further described in Notes 1 and 4 to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $14.8 million of the total recorded ACLL of $15.0 million as of December 31, 2024. The collectively evaluated ACLL consists of quantitative and qualitative components.

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

Winchester, Virginia

March 31, 2025

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2024 and 2023

(dollars in thousands, except per share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$13,129	$15,417
Interest-bearing deposits with other institutions	162,595	96,649
Federal funds sold	17,435	26,287
Total cash and cash equivalents	193,159	138,353
Securities available for sale, at fair value	121,330	137,443
Restricted investments	7,557	9,568
Loans held for sale	2,660	1,661
Loans	1,467,049	1,462,686
Allowance for credit losses	(15,027)	(14,493)
Net loans	1,452,022	1,448,193
Bank premises and equipment, net	14,339	18,108
Bank owned life insurance	30,621	29,575
Other assets	44,527	42,696
Total assets	$1,866,215	$1,825,597
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$406,180	$436,619
Savings and interest bearing demand deposits	679,330	656,439
Time deposits	489,646	413,264
Total deposits	$1,575,156	$1,506,322
Federal Home Loan Bank advances, short-term	25,000	20,000
Federal Home Loan Bank advances, long-term	95,000	145,000
Subordinated debt, net of unamortized issuance costs	29,512	29,444
Other liabilities	22,560	16,452
Total liabilities	$1,747,228	$1,717,218

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2024, 3,549,581 including 64,043 unvested restricted stock; issued and outstanding 2023, 3,520,894 including 56,914 unvested restricted stock	8,714	8,660
Surplus	14,901	14,280
Retained earnings	114,012	103,445
Accumulated other comprehensive loss	(18,640)	(18,006)
Total shareholders’ equity	$118,987	$108,379
Total liabilities and shareholders’ equity	$1,866,215	$1,825,597

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2024 and 2023

(dollars in thousands, except per share amounts)

	2024	2023
Interest and Dividend Income
Interest and fees on loans	$81,779	$75,520
Interest and dividends on securities:
Taxable interest income	2,922	3,141
Interest income exempt from federal income taxes	16	16
Dividends	630	523
Interest on deposits in banks	5,851	3,733
Interest on federal funds sold	123	160
Total interest and dividend income	$91,321	$83,093
Interest Expense
Interest on deposits	$31,854	$23,630
Interest on federal funds purchased	—	70
Interest on Federal Home Loan Bank advances	6,823	7,720
Interest on subordinated debt	1,417	1,417
Total interest expense	$40,094	$32,837
Net interest income	$51,227	$50,256
Provision For Credit Losses	2,551	1,649
Net interest income after provision for credit losses	$48,676	$48,607
Noninterest Income
Wealth management fees	$5,624	$4,926
Service charges on deposit accounts	1,936	1,810
Other service charges and fees	4,179	4,413
Gain on the sale of marine finance assets	—	435
Gain on the sale and disposal of bank premises and equipment	3,863	14
Gain on sale of loans	2,141	1,428
Small business investment company income	1,357	385
Bank owned life insurance income	1,981	713
Other operating income	476	656
Total noninterest income	$21,557	$14,780
Noninterest Expenses
Salaries and employee benefits	$30,059	$30,306
Occupancy expenses	2,077	2,202
Equipment expenses	1,657	1,299
Advertising and marketing expenses	1,038	1,157
Stationery and supplies	145	191
ATM network fees	1,530	1,563
Other real estate owned expense	—	5
(Gain) on other real estate owned	—	(7)
Loss on sale of repossessed assets	204	—
FDIC assessment	1,433	1,585
Computer software expense	1,068	1,360
Bank franchise tax	1,353	1,255
Professional fees	2,065	2,540
Data processing fees	2,418	1,935
Other operating expenses	6,285	7,363
Total noninterest expenses	$51,332	$52,754
Income before income taxes	$18,901	$10,633
Income Tax Expense	3,558	1,276
Net income	$15,343	$9,357
Earnings Per Share
Net income per common share, basic	$4.32	$2.66
Net income per common share, diluted	$4.32	$2.66

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2024 and 2023

(dollars in thousands)

	2024	2023
Net income	$15,343	$9,357
Other comprehensive (loss) income:
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $(2) and $(3) for the years ended December 31, 2024 and 2023, respectively	(9)	(5)
Unrealized (loss) gain on available for sale securities, net of reclassification adjustments, net of deferred income tax of $(166) and $650 for the years ended December 31, 2024 and 2023, respectively	(625)	2,445
Total other comprehensive (loss) income	(634)	2,440
Total comprehensive income	$14,709	$11,797

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2024 and 2023

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
December 31, 2022	$8,629	$13,268	$100,278	$(20,446)	$101,729
Cumulative effect adjustment for CECL			(1,961)		(1,961)
Net income			9,357		9,357
Other comprehensive income				2,440	2,440
Restricted stock awards, stock incentive plan (17,402 shares)	43	(43)			—
Stock-based compensation expense		1,213			1,213
Issuance of common stock, employee benefit plan (3,803 shares)	9	123			132
Repurchase and retirement of common stock (8,531 shares)	(21)	(281)			(302)
Dividends declared ($1.20 per share)			(4,229)		(4,229)
December 31, 2023	$8,660	$14,280	$103,445	$(18,006)	$108,379
Cumulative effect adjustment for adoption of ASU 2023-02			(477)		(477)
Net income			15,343		15,343
Other comprehensive (loss)				(634)	(634)
Restricted stock awards, stock incentive plan (29,426 shares)	74	(74)			—
Stock-based compensation expense		912			912
Repurchase and retirement of common stock (7,868 shares)	(20)	(217)			(237)
Dividends declared ($1.21 per share)			(4,299)		(4,299)
December 31, 2024	$8,714	$14,901	$114,012	$(18,640)	$118,987

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(dollars in thousands)

	2024	2023
Cash Flows from Operating Activities
Net income	$15,343	$9,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	979	1,002
Amortization of other assets	564	988
Origination of loans held for sale	(74,216)	(41,606)
Proceeds from sale of loans held for sale	75,358	41,224
Net (gain) on sales of loans	(2,141)	(1,428)
Provision for credit losses	2,551	1,649
(Gain) on other real estate owned	—	(7)
(Gain) on the sale of marine finance assets	—	(435)
(Gain) on the sale and disposal of premises and equipment	(3,863)	(14)
Loss on the sale of repossessed assets	204	—
Amortization of subordinated debt issuance costs	67	67
Stock-based compensation expense	912	1,213
Premium amortization on securities, net	258	335
Bank owned life insurance income	(1,074)	(713)
(Gain) on bank-owed life insurance settlement	(907)	—
Deferred tax accrual (benefit)	600	(1,509)
Changes in assets and liabilities:
Decrease (increase) in other assets	2,770	(4,583)
Increase in other liabilities	1,357	1,335
Net cash provided by operating activities	$18,762	$6,875
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$20,046	$14,473
Purchases of securities available for sale	(4,983)	—
Proceeds from the sale of restricted investments	3,851	4,975
Purchase of restricted investments	(1,840)	(5,310)
Proceeds from bank-owned life insurance settlement	935	—
Proceeds from the sale of bank premises and equipment	7,672	39
Purchases of bank premises and equipment	(1,019)	(1,071)
Purchase of bank-owned life insurance	—	(5,000)
Proceeds from the sale of other real estate owned	—	115
Proceeds from the sale of repossessed assets	112	—
Changes in collateral posted with other financial institutions, net	(400)	—
Proceeds from sale of marine finance assets	—	53,987
Proceeds from sales of loans	—	51,871
Origination of loans, net of prinicpal collected	(6,964)	(243,441)
Funding of capital commitments related to other investments	(664)	(922)
Net cash provided by (used in) investing activities	$16,746	$(130,284)
Cash Flows from Financing Activities
Net (decrease) in demand deposits, money market and savings accounts	$(7,548)	$(13,123)
Net increase in certificates of deposit	76,382	255,370
Net (decrease) in federal funds purchased	—	(32,980)
Net increase (decrease) in short-term Federal Home Loan Bank advances	5,000	(155,000)
(Repayment) advances of long-term Federal Home Loan Bank advances	(50,000)	145,000
Issuance of common stock, employee benefit plan	—	132
Repurchase and retirement of common stock	(237)	(302)
Cash dividends paid	(4,299)	(4,229)
Net cash provided by financing activities	$19,298	$194,868
Increase in cash and cash equivalents	$54,806	$71,459
Cash and Cash Equivalents
Beginning	138,353	66,894
Ending	$193,159	$138,353
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$40,142	$31,332
Income taxes	$80	$2,068
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(791)	$3,095
Minimum postretirement liability adjustment	$(11)	$(8)
Repossessed assets acquired in settlement of loans	$525	$304
Lease liabilities arising from right-of-use assets	$5,466	$—

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

Loans Held for Sale

Mortgage loans originated with the intent to sell in the secondary market are classified as loans held for sale and carried at the lower of cost or fair value as determined by commitments from investors. Mortgage loans that are sold in the secondary market are sold servicing released. The Company may also classify other loans as loans held for sale as part of its ongoing portfolio management strategies. Such other loans are generally not originated with the intent to sell. Once a decision is made to sell loans not previously classified as held for sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or fair value. In 2024, the Company sold non-mortgage loans totaling approximately $14.3 million as part of its portfolio management strategies that were previously classified as held for investment. Gains and losses on sales of loans are recorded based on the differential between the sales proceeds and carrying value of the underlying loans.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the charge-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses. The Company has elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest totaled $4.8 million and $4.6 million at December 31, 2024 and 2023, and is included in the other assets line item in the Consolidated Balance Sheets.

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

Loan Modifications

The Company accounts for loan modifications to borrowers experiencing financial difficulty in accordance with Accounting Standards Update ("ASU") No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.”

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

Marine Lending

The Bank’s marine loan portfolio is comprised of retail loans originated through August 2023. The Company ceased accepting new marine lending business and expects to hold the retained outstanding loans until they are ultimately repaid.

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

Allowance for Credit Losses on Unfunded Commitments

The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses. The reserve totaled $505 thousand and $479 thousand at December 31, 2024 and 2023, respectively. The Company recorded a provision of $26 thousand and $8 thousand for the twelve months ended December 31, 2024 and 2023. For the twelve months ended December 31, 2023, the Company also recorded an increase to the reserve of $406 thousand for the adoption of ASC 326.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less estimated cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the gain on other real estate owned line item in the consolidated statements of income.

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

Derivative Instruments

Derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and resulting designation.

The Company enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Company simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Company receives a floating rate. These back-to-back loan swaps are derivative financial instruments not designated as hedges and are reported in other assets and other liabilities in the Consolidated Balance Sheets. Changes in the fair value of loan swaps are recorded in other noninterest income and sum to zero because of the offsetting terms of swaps with borrowers and swaps with dealer counterparties.

The Company has one pay fixed/receive variable interest rate swap designated as a fair value hedge under the portfolio layer method. Under this method, the hedged item is designated as a hedged layer of a closed portfolio pool of financial loans that is anticipated to remain outstanding for the designed hedged period. Adjustments are made to record the fair value of the swap as either an other asset or other liability in the Consolidated Balance Sheets, with changes in fair value recognized in net loans. The carrying value of the fair value swap will also be adjusted through loan interest income, based on changes in the fair value attributable to changes in the hedged risk. The ineffective portion is recognized in current earnings as a component of the interest income section of the related hedged item.

Retirement Plans

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of their compensation on a pretax basis. The Company also provides a match to participants in this plan, as described more fully in Note 11.

Stock-Based Compensation Plan

On May 16, 2023, the Company’s shareholders approved the 2023 Stock Incentive Plan (the "2023 Plan") which allows key employees and directors to increase their personal financial interest in the Company. The 2023 Plan permits the issuance of incentive stock options and non-qualified stock options and the award of common stock, restricted stock, and stock units. The 2023 Plan authorized the issuance of up to 250,000 shares of common stock. The 2023 Plan replaced the 2014 Stock Incentive Plan and is discussed more fully in Note 10.

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

Reclassifications

Certain reclassifications have been made to the 2023 financial statements to conform to reporting for 2024. The results of the reclassifications are not considered material and had no effect on prior years' net income or shareholders' equity.

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

	Twelve Months Ended
	December 31,
	2024	2023
Average number of common shares outstanding	3,553,919	3,523,547
Effect of dilutive common stock	—	—
Average number of common shares outstanding used to calculate diluted earnings per share	3,553,919	3,523,547

There were no potentially dilutive securities outstanding in 2024 or 2023.

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

Stock Repurchase Program

On September 18, 2024, the Company held a meeting at which its stock repurchase program was re-authorized. The Board of Directors of the Company, by resolution, authorized and approved the Company’s purchase of up to 150,000 shares of the Company’s common stock over a period ending June 30, 2025 (the “Purchase Period”). During 2024, the Company purchased 7,868 shares of its Common Stock under its stock repurchase program at an average price of $30.08. During 2023, the Company purchased 8,531 shares of its Common Stock under its stock repurchase program at an average price of $35.34. The maximum number of shares that may yet be purchased during the Purchase Period as of December 31, 2024 is 148,122.

Recent Accounting Pronouncements and Other Authoritative Guidance

Recently Adopted

In March 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the

Proportional Amortization Method," ("ASC 323"). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The Company adopted ASU 2023-02 on January 1, 2024, which resulted in an adjustment of $477 thousand, reducing the investment balance and shareholders' equity. The Company invests in qualified affordable housing projects. The general purpose of these investments is to encourage and assist participants in investing in low-income residential rental properties located in the Commonwealth of Virginia, develop and implement strategies to maintain projects as low-income housing, provide tax credits and other tax benefits to investors, and to preserve and protect project assets.

On December 31, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” issued by the FASB in November 2023. The amendments in this ASU updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, inclusion of all annual disclosures in interim periods and disclosure of the title and position of the chief operating decision maker. See Note 27, "Business Segments" for further information.

Pending Adoption

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740), Improvements to Income Tax Disclosures." The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity's applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2024 and 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$8,198	$—	$(530)	$7,668
Mortgage-backed securities	127,061	—	(22,094)	104,967
Obligations of states and political subdivisions	4,920	—	(275)	4,645
Subordinated debt	4,750	—	(700)	4,050
	$144,929	$—	$(23,599)	$121,330

	December 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$9,258	$—	$(667)	$8,591
Mortgage-backed securities	140,052	—	(21,230)	118,822
Obligations of states and political subdivisions	6,191	1	(261)	5,931
Subordinated debt	4,750	—	(651)	4,099
	$160,251	$1	$(22,809)	$137,443

Accrued interest receivable on debt securities available for sale totaled $350 thousand and $393 thousand at December 31, 2024 and 2023, respectively and is included in the other assets line item in the Consolidated Balance Sheets.

Carrying amounts of restricted securities at December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	7,073	9,084
Community Bankers’ Bank Stock	140	140
	$7,557	$9,568

The amortized cost and fair value of securities available for sale at December 31, 2024, by contractual maturity, are shown below. Maturities may differ from contractual maturities primarily in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,000	$994
Due after one year through five years	9,691	9,204
Due after five years through ten years	12,466	11,020
Due after ten years	121,772	100,112
	$144,929	$121,330

There have been no sales of available for sale securities during the twelve months ended December 31, 2024 or 2023.

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$7,668	$530	$7,668	$530
Mortgage-backed securities	—	—	104,967	22,094	104,967	22,094
Obligations of states and political subdivisions	—	—	4,645	275	4,645	275
Subordinated debt	—	—	3,550	700	3,550	700
	$—	$—	$120,830	$23,599	$120,830	$23,599

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2023
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$8,591	$667	$8,591	$667
Mortgage-backed securities	—	—	118,822	21,230	118,822	21,230
Obligations of states and political subdivisions	—	—	5,430	261	5,430	261
Subordinated debt	221	29	3,378	622	3,599	651
	$221	$29	$136,221	$22,780	$136,442	$22,809

Gross unrealized losses on available for sale securities included one hundred one (101) and one hundred three (103) debt securities at December 31, 2024 and December 31, 2023, respectively. The Company concluded that a credit loss does not exist in its securities portfolio at December 31, 2024, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having a carrying value of $9.8 million and $101.9 million at December 31, 2024 were pledged as security for trust accounts and for borrowing capacity at the Federal Reserve Bank discount window, respectively.

NOTE 3. Loans

The composition of loans at December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
	(in thousands)
Mortgage loans on real estate:
Construction and & Secured by Farmland	$95,200	$84,145
HELOCs	50,646	47,674
Residential First Lien - Investor	105,910	117,431
Residential First Lien - Owner Occupied	194,065	178,180
Residential Junior Liens	11,184	12,831
Commercial - Owner Occupied	272,236	251,456
Commercial - Non-Owner Occupied & Multifamily	367,680	348,879
Commercial and industrial loans:
SBA PPP loans	28	51
Other commercial and industrial loans	110,315	107,777
Marine loans	210,095	251,168
Consumer loans	31,017	42,419
Overdrafts	309	253
Other loans	11,911	12,895
Total loans	$1,460,596	$1,455,159
Net deferred loan costs and premiums	6,453	7,527
Allowance for credit losses	(15,027)	(14,493)
	$1,452,022	$1,448,193

At December 31, 2024 and 2023, the Company was servicing loans totaling $20.9 million and $7.7 million, respectively for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $326 thousand and $153 thousand at December 31, 2024 and 2023, respectively, which are recorded in other assets in the Consolidated Balance Sheets.

NOTE 4. Allowance for Credit Losses on Loans

Changes in the allowance for credit losses for the years ended December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(in thousands)
Balance, beginning	$14,493	$11,218
Cumulative effect adjustment for adoption of ASC 326	—	2,077
Provision charged to operating expense	2,525	1,641
Recoveries added to the allowance	853	298
Credit losses charged to the allowance	(2,844)	(741)
Balance, ending	$15,027	$14,493

Past due and nonaccrual loans by class at December 31, 2024 were as follows:

	December 31, 2024
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$95,200	$95,200	$—
HELOCs	21	—	—	21	50,625	50,646	—
Residential First Lien - Investor	—	98	—	98	105,812	105,910	—
Residential First Lien - Owner Occupied	—	28	247	275	193,790	194,065	—
Residential Junior Liens	13	—	—	13	11,171	11,184	—
Commercial - Owner Occupied	2,212	—	—	2,212	270,024	272,236	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	367,680	367,680	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	28	28	—
Other commercial and industrial loans	922	84	80	1,086	109,229	110,315	—
Marine loans	—	—	—	—	210,095	210,095	—
Consumer loans	673	6	138	817	30,200	31,017	—
Overdrafts	—	—	—	—	309	309	—
Other loans	—	—	—	—	11,911	11,911	—
Total	$3,841	$216	$465	$4,522	$1,456,074	$1,460,596	$—

	December 31, 2024
	(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccruals with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—
HELOCs	—	—	—
Residential First Lien - Investor	—	—	—
Residential First Lien - Owner Occupied	347	—	347
Residential Junior Liens	—	—	—
Commercial - Owner Occupied	739	—	739
Commercial - Non-Owner Occupied & Multifamily	—	—	—
Commercial and industrial loans:
SBA PPP loans	—	—	—
Other commercial and industrial loans	—	903	903
Marine loans	—	—	—
Consumer loans	83	—	83
Overdrafts	—	—	—
Other loans	—	—	—
Total	$1,169	$903	$2,072

Past due and nonaccrual loans by class at December 31, 2023 were as follows:

	December 31, 2023
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$84,145	$84,145	$—
HELOCs	—	—	—	—	47,674	47,674	—
Residential First Lien - Investor	844	253	—	1,097	116,334	117,431	—
Residential First Lien - Owner Occupied	—	78	149	227	177,953	178,180	—
Residential Junior Liens	—	—	9	9	12,822	12,831	—
Commercial - Owner Occupied	—	—	—	—	251,456	251,456	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	348,879	348,879	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	51	51	—
Other commercial and industrial loans	9	—	26	35	107,742	107,777	14
Marine loans	—	—	552	552	250,616	251,168	—
Consumer loans	173	—	167	340	42,079	42,419	167
Overdrafts	—	—	—	—	253	253	—
Other loans	—	—	—	—	12,895	12,895	—
Total	$1,026	$331	$903	$2,260	$1,452,899	$1,455,159	$181

	December 31, 2023
	(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccruals with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$95	$—	$95
HELOCs	15	—	15
Residential First Lien - Investor	1,085	—	1,085
Residential First Lien - Owner Occupied	228	—	228
Residential Junior Liens	11	—	11
Commercial - Owner Occupied	22	—	22
Commercial - Non-Owner Occupied & Multifamily	3,625	—	3,625
Commercial and industrial loans:
SBA PPP loans	—	—	—
Other commercial and industrial loans	12	—	12
Marine loans	552	—	552
Consumer loans	—	—	—
Overdrafts	—	—	—
Other loans	—	—	—
Total	$5,645	$—	$5,645

Allowance for credit losses by segment as of and for the years ended December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & Multi Family	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Charge-Offs	(94)	(277)	(7)	(238)	(1,778)	(309)	(141)	—	(2,844)
Recoveries	102	347	162	67	—	150	25	—	853
Provision	1,607	(2,477)	872	577	1,904	199	(157)	—	2,525
Ending balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$—	$15,027
Ending balance: Individually evaluated	$—	$—	$—	$248	$—	$—	$—	$—	$248
Ending balance: collectively evaluated	$2,387	$2,318	$7,251	$1,185	$1,279	$238	$121	$—	$14,779
Loans:
Ending balance	$95,200	$361,805	$639,916	$110,343	$210,095	$31,017	$12,220	$—	$1,460,596
Ending balance individually evaluated	$—	$318	$739	$908	$—	$83	$—	$—	$2,048
Ending balance collectively evaluated	$95,200	$361,487	$639,177	$109,435	$210,095	$30,934	$12,220	$—	$1,458,548

	December 31, 2023
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & Multi Family	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,714	$1,735	$2,221	$2,222	$1,555	$299	$472	$—	$11,218
Cumulative effect adjustment for adoption of ASC 326	$(1,840)	$1,933	$3,584	$(1,102)	$(285)	$(123)	$(90)	$—	$2,077
Charge-Offs	—	—	—	(312)	(126)	(121)	(182)	—	(741)
Recoveries	8	18	—	43	—	48	181	—	298
Provision	(110)	1,039	419	176	9	95	13	—	1,641
Ending balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Ending balance: Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Loans:
Ending balance	$84,145	$356,116	$600,335	$107,828	$251,168	$42,419	$13,148	$—	$1,455,159
Ending balance individually evaluated for impairment	$95	$1,288	$3,639	$—	$552	$—	$—	$—	$5,574
Ending balance collectively evaluated for impairment	$84,050	$354,828	$596,696	$107,828	$250,616	$42,419	$13,148	$—	$1,449,585

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	December 31, 2024			December 31, 2023
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$95	$—	$95
HELOCs	—	—	—	—	—	—
Residential First Lien - Investor	—	—	—	1,086	—	1,086
Residential First Lien - Owner Occupied	318	—	318	194	—	194
Residential Junior Liens	—	—	—	8	—	8
Commercial - Owner Occupied	739	—	739	14	—	14
Commercial - Non-Owner Occupied & Multifamily	—	—	—	3,625	—	3,625
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	—	908	908	—	—	—
Marine loans	—	—	—	—	552	552
Consumer loans	83	—	83	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$1,140	$908	$2,048	$5,022	$552	$5,574

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended December 31, 2024.

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

Credit quality information by class at December 31, 2024 was as follows:

December 31, 2024
	Term Loan Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$33,338	$25,777	$13,722	$3,830	$4,758	$3,908	$3,055	$—	$88,388
Special Mention	—	6,781	—	—	—	—	—	—	6,781
Classified	—	—	—	—	—	31	—	—	31
Total	$33,338	$32,558	$13,722	$3,830	$4,758	$3,939	$3,055	$—	$95,200
Current period gross charge-offs	$—	$—	$—	$—	$—	$94			$94
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$50,454	$—	$50,454
Special Mention	—	—	—	—	—	—	192	—	192
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$50,646	$—	$50,646
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$14	$—	$14
Residential First Lien - Investor
Pass	$7,567	$15,074	$18,816	$27,722	$10,729	$21,201	$—	$559	$101,668
Special Mention	—	696	370	1,053	—	295	—	—	2,414
Classified	—	—	—	—	—	—	—	1,828	1,828
Total	$7,567	$15,770	$19,186	$28,775	$10,729	$21,496	$—	$2,387	$105,910
Current period gross charge-offs	$—	$—	$—	$150	$—	$—	$—	$—	$150
Residential First Lien - Owner Occupied
Pass	$25,982	$57,230	$33,257	$22,387	$33,514	$19,438	$—	$387	$192,195
Special Mention	45	623	—	—	—	592	—	—	1,260
Classified	—	—	—	—	—	610	—	—	610
Total	$26,027	$57,853	$33,257	$22,387	$33,514	$20,640	$—	$387	$194,065
Current period gross charge-offs	$—	$—	$—	$—	$—	$103	$—	$—	$103
Residential Junior Liens
Pass	$991	$2,191	$2,484	$2,942	$555	$1,762	$—	$175	$11,100
Special Mention	—	—	—	—	70	—	—	—	70
Classified	—	—	—	—	—	—	—	14	14
Total	$991	$2,191	$2,484	$2,942	$625	$1,762	$—	$189	$11,184
Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Commercial - Owner Occupied
Pass	$29,892	$32,228	$75,213	$36,558	$21,827	$45,648	$2,623	$2,856	$246,845
Special Mention	—	364	3,995	5,523	—	14,770	—	—	24,652
Classified	—	—	—	739	—	—	—	—	739
Total	$29,892	$32,592	$79,208	$42,820	$21,827	$60,418	$2,623	$2,856	$272,236
Current period gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial - Non-Owner Occupied & Multifamily
Pass	$28,275	$43,596	$106,921	$55,945	$65,561	$44,949	$5,397	$5,834	$356,478
Special Mention	—	—	1,384	7,584	1,446	788	—	—	11,202
Classified	—	—	—	—	—	—	—	—	—
Total	$28,275	$43,596	$108,305	$63,529	$67,007	$45,737	$5,397	$5,834	$367,680
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$—	$28	$—	$—	$—	$—	$28
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$28	$—	$—	$—	$—	$28

December 31, 2024
	Term Loan Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$28,978	$8,605	$17,187	$4,512	$3,324	$3,614	$37,618	$2,064	$105,902
Special Mention	411	1,095	—	1,915	—	3	—	86	3,510
Classified	—	903	—	—	—	—	—	—	903
Total	$29,389	$10,603	$17,187	$6,427	$3,324	$3,617	$37,618	$2,150	$110,315
Current period gross charge-offs	$—	$32	$8	$—	$63	$—	$135	$—	$238
Marine loans
Pass	$—	$68,970	$110,481	$30,011	$633	$—	$—	$—	$210,095
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$68,970	$110,481	$30,011	$633	$—	$—	$—	$210,095
Current period gross charge-offs	$—	$1,371	$199	$208	$—	$—	$—	$—	$1,778
Consumer loans
Pass	$2,700	$1,987	$10,787	$5,274	$7,221	$1,117	$1,834	$13	$30,933
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	84	—	—	—	—	84
Total	$2,700	$1,987	$10,787	$5,358	$7,221	$1,117	$1,834	$13	$31,017
Current period gross charge-offs	$—	$13	$4	$47	$167	$—	$78	$—	$309
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	309	—	—	—	—	—	—	—	309
Total	$309	$—	$—	$—	$—	$—	$—	$—	$309
Current period gross charge-offs	$141	$—	$—	$—	$—	$—	$—	$—	$141
Other loans
Pass	$—	$54	$9,500	$—	$—	$2,281	$76	$—	$11,911
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$54	$9,500	$—	$—	$2,281	$76	$—	$11,911
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$157,723	$255,712	$398,368	$189,209	$148,122	$143,918	$101,057	$11,888	$1,405,997
Special Mention	456	9,559	5,749	16,075	1,516	16,448	192	86	50,081
Classified	309	903	—	823	—	641	—	1,842	4,518
Total	$158,488	$266,174	$404,117	$206,107	$149,638	$161,007	$101,249	$13,816	$1,460,596
Total current period gross charge-offs	$141	$1,416	$211	$405	$230	$214	$227	$—	$2,844

Credit quality information by class at December 31, 2023 was as follows:

December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$34,617	$21,460	$7,584	$4,851	$2,389	$2,829	$7,052	$57	$80,839
Special Mention	—	1,173	—	—	1,040	815	—	—	3,028
Classified	—	—	—	145	—	133	—	—	278
Total	$34,617	$22,633	$7,584	$4,996	$3,429	$3,777	$7,052	$57	$84,145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$47,610	$—	$47,610
Special Mention	—	—	—	—	—	—	49	—	49
Classified	—	—	—	—	—	—	15	—	15
Total	$—	$—	$—	$—	$—	$—	$47,674	$—	$47,674
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$19,394	$23,205	$31,371	$10,667	$4,054	$22,265	$—	$367	$111,323
Special Mention	—	1,273	—	1,180	626	1,944	—	—	5,023
Classified	—	—	1,085	—	—	—	—	—	1,085
Total	$19,394	$24,478	$32,456	$11,847	$4,680	$24,209	$—	$367	$117,431
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$59,007	$33,793	$23,749	$35,783	$3,932	$20,413	$—	$589	$177,266
Special Mention	—	—	—	—	—	258	—	—	258
Classified	—	—	—	—	—	656	—	—	656
Total	$59,007	$33,793	$23,749	$35,783	$3,932	$21,327	$—	$589	$178,180
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$2,562	$2,902	$3,429	$1,486	$606	$1,613	$—	$189	$12,787
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	27	—	17	44
Total	$2,562	$2,902	$3,429	$1,486	$606	$1,640	$—	$206	$12,831
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$36,736	$68,868	$40,707	$22,871	$13,971	$50,059	$3,088	$4,364	$240,664
Special Mention	—	3,817	64	2,145	1,877	1,402	—	—	9,305
Classified	—	—	967	498	—	8	—	14	1,487
Total	$36,736	$72,685	$41,738	$25,514	$15,848	$51,469	$3,088	$4,378	$251,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Non-Owner Occupied & Multifamily
Pass	$56,510	$88,518	$64,005	$65,075	$15,563	$34,619	$1,196	$5,651	$331,137
Special Mention	624	4,748	3,685	5,060	—	—	—	—	14,117
Classified	—	—	—	2,355	—	1,270	—	—	3,625
Total	$57,134	$93,266	$67,690	$72,490	$15,563	$35,889	$1,196	$5,651	$348,879
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$51	$—	$—	$—	$—	$—	$51
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$51	$—	$—	$—	$—	$—	$51

December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$15,052	$26,798	$8,659	$4,824	$2,629	$3,898	$43,188	$1,005	$106,053
Special Mention	1,125	—	—	13	1	9	220	344	1,712
Classified	—	—	—	3	—	—	9	—	12
Total	$16,177	$26,798	$8,659	$4,840	$2,630	$3,907	$43,417	$1,349	$107,777
Current period gross charge-offs	$231	$81	$—	$—	$—	$—	$—	$—	$312
Marine loans
Pass	$86,001	$128,456	$35,492	$667	$—	$—	$—	$—	$250,616
Special Mention	—	—	—	—	—	—	—	—	—
Classified	367	185	—	—	—	—	—	—	552
Total	$86,368	$128,641	$35,492	$667	$—	$—	$—	$—	$251,168
Current period gross charge-offs	$—	$126	$—	$—	$—	$—	$—	$—	$126
Consumer loans
Pass	$3,427	$13,950	$6,205	$8,687	$1,747	$21	$8,354	$28	$42,419
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$3,427	$13,950	$6,205	$8,687	$1,747	$21	$8,354	$28	$42,419
Current period gross charge-offs	$—	$3	$—	$66	$—	$—	$52	$—	$121
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	253	—	—	—	—	—	—	—	253
Total	$253	$—	$—	$—	$—	$—	$—	$—	$253
Current period gross charge-offs	$182	$—	$—	$—	$—	$—	$—	$—	$182
Other loans
Pass	$69	$10,176	$—	$—	$—	$2,587	$55	$8	$12,895
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$69	$10,176	$—	$—	$—	$2,587	$55	$8	$12,895
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$313,375	$418,126	$221,252	$154,911	$44,891	$138,304	$110,543	$12,258	$1,413,660
Special Mention	1,749	11,011	3,749	8,398	3,544	4,428	269	344	33,492
Classified	620	185	2,052	3,001	—	2,094	24	31	8,007
Total	$315,744	$429,322	$227,053	$166,310	$48,435	$144,826	$110,836	$12,633	$1,455,159
Total current period gross charge-offs	$413	$210	$—	$66	$—	$—	$52	$—	$741

NOTE 5. Restructurings for Borrowers Experiencing Financial Difficulty

There were no loans modified during the twelve months ended December 31, 2024. The following table presents the amortized cost of loans that were modified during the twelve months ended December 31, 2023 by loan portfolio segment:

	Twelve Months Ended
	December 31, 2023
	(dollars in thousands)
	Term Extension	Total	% of Total Class of Loans
Mortgage real estate loans:
Residential First Lien - Owner Occupied	$355	$355	0.20%
Total	$355	$355

None of the loans that were modified during the twelve months ended December 31, 2023 had defaulted and the loans remained current with contractual payments as of December 31, 2024. Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan. The financial effects of the term extensions during the period added a weighted average of 1.0 years to the life of loans which reduced the payment amounts for the borrowers.

NOTE 6. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(in thousands)
Land	$6,119	$6,644
Buildings and improvements	13,671	19,247
Furniture and equipment	9,967	9,729
	$29,757	$35,620
Less accumulated depreciation	15,418	17,512
Bank premises and equipment, net	$14,339	$18,108

Depreciation expense on buildings and improvements was $504 thousand and $498 thousand for the years ended 2024 and 2023, respectively. Depreciation expense on furniture and equipment was $475 thousand and $504 thousand for the years ended 2024 and 2023, respectively.

The Company sold its operation center and branch building in Winchester, Virginia and simultaneously entered into a twelve-year operating lease with the purchaser. The transaction qualified as a sale and the Company recorded a gain on the sale and disposal of the premises totaling $3.9 million. Refer to Note 13 for further discussion of the Company's leasing arrangements.

NOTE 7. Deposits

The composition of deposits at December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Noninterest bearing demand deposits	$406,180	$436,619
Savings and interest bearing demand deposits:
NOW accounts	$278,835	$253,353
Money market accounts	269,115	263,633
Regular savings accounts	131,380	139,453
	$679,330	$656,439
Time deposits:
Balances of less than $250,000	$293,864	$257,418
Balances of $250,000 or greater	195,782	155,846
	$489,646	$413,264
	$1,575,156	$1,506,322

Savings and interest bearing demand deposits included $152.0 million and $115.7 million in reciprocal deposits at December 31, 2024 and 2023, respectively. Time deposits with balances of less than $250,000 included $30.0 million and $30.1 million in brokered certificates of deposit at December 31, 2024 and 2023, respectively.

The outstanding balance of time deposits at December 31, 2024 was due as follows:

December 31, 2024
(in thousands)
2025	$458,897
2026	21,303
2027	7,494
2028	330
2029	1,387
Thereafter	235
$489,646

Deposit overdrafts reclassified as loans totaled $309 thousand and $253 thousand at December 31, 2024 and 2023, respectively.

NOTE 8. Borrowings

The Company has access to borrowings in the form of federal funds purchased, Federal Home Loan Bank of Atlanta ("FHLB") advances and subordinated notes.

The following table presents selected information on short-term borrowings for the years ended December 31, 2024 and 2023, which consisted of FHLB advances.

	December 31,
	2024	2023
	(dollars in thousands)
Balance at year-end	$25,000	$20,000
Average balance during the year	$6,418	$45,801
Average interest rate during the year	4.65%	4.68%
Maximum month-end balance during the year	$25,000	$150,000

At December 31, 2024 and 2023, the Company's short-term FHLB advances totaled $25.0 million and $20.0 million, respectively.

The Company's long-term borrowings with the FHLB were $95.0 million and $145.0 million at December 31, 2024 and 2023, respectively.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 15. Federal funds purchased generally mature each business day. At December 31, 2024 these available lines totaled $78.0 million.

At December 31, 2024, the Company had collateral valued at $98.7 million pledged at the Federal Reserve Bank of Richmond ("FRB") discount window, of which 75%, or $74.0 million is available for short-term liquidity needs. Discount window credit is available for as long as 90 days, prepayable and renewable on a daily basis, priced relative to the Federal Open Market Committee's target range for the federal funds rate.

The Company had $95.9 million in irrevocable letters of credit at December 31, 2024 with the FHLB to secure public deposits.

As of December 31, 2024, Company had remaining credit availability in the amount of $254.3 million with the FHLB. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB. The amount of the available credit is also limited to 20% of total Bank assets.

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

The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35% with interest during the period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $488 thousand and $556 thousand at December 31, 2024 and 2023, respectively.

NOTE 9. Income Taxes

The Company files income tax returns with the United States of America, the Commonwealth of Virginia and West Virginia. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2021.

The net deferred tax asset at December 31, 2024 and 2023 consisted of the following components:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$3,156	$3,043
Reserve for unfunded commitments	106	101
Share-based compensation	306	327
Accrued postretirement benefits	21	18
Home equity origination costs	95	85
Accrued incentive benefit	—	89
Nonaccrual interest	20	75
Lease liabilities	2,054	977
Credit carryforward	1,033	1,689
Securities available for sale	4,956	4,790
Other	—	25
	$11,747	$11,219
Deferred tax liabilities:
Property and equipment	$709	$853
Right-of-use assets	1,988	921
Loan servicing rights	68	32
	$2,765	$1,806
Net deferred tax asset	$8,982	$9,413

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Income tax expense for the years ended December 31, 2024 and 2023 consisted of the following components:

	December 31,
	2024	2023
	(in thousands)
Current tax expense	$2,958	$2,785
Deferred tax accrual (benefit)	600	(1,509)
	$3,558	$1,276

The following table reconciles income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023
	(in thousands)
Statutory federal corporate tax amount	$3,969	$2,232
Tax-exempt interest (income)	(78)	(76)
Officer insurance (income)	(404)	(134)
Net tax credits	(53)	(756)
Other, net	124	10
	$3,558	$1,276

The effective tax rates were 18.82% and 12.00% for years ended December 31, 2024 and 2023, respectively, which were impacted by the recognition of tax-exempt life insurance income and qualified rehabilitation credits. For the year ended December 31, 2023, tax credits on qualified affordable housing project investments also had an impact on the effective tax rate. Qualified affordable housing project investments are further discussed in Note 25 to the Consolidated Financial Statements.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which generally vest over a three year service period and restricted shares which vest based on meeting performance measures. Beginning in 2024, performance-based restricted shares are granted with a three year cliff vesting period, while previously granted performance-based restricted shares vested over a two year period. Restricted shares are also granted to certain non-executive officers and generally vest over a three year service period.

The following table presents the activity for restricted stock awards for the years ended December 31, 2024 and 2023:

	Twelve Months Ended
	December 31,
	2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	56,914	$35.06	38,780	$33.47
Granted	41,940	30.00	37,941	35.79
Vested	(29,426)	34.40	(17,402)	33.26
Forfeited	(5,385)	35.38	(2,405)	35.40
Nonvested, end of period	64,043	$32.02	56,914	$35.06

The Company recognizes compensation expense over the vesting period based on the fair value of the Company's stock on the grant date. Compensation expense was $912 thousand and $1.2 million during December 31, 2024 and 2023, respectively. The total grant date fair value of restricted stock which vested was $1.0 million and $579 thousand for the years ended December 31, 2024 and 2023, respectively. The total vest date fair value of restricted stock which vested was $883 thousand and $609 thousand for the years ended December 31, 2024 and 2023, respectively. Unrecognized compensation cost related to unvested restricted stock was $583 thousand at December 31, 2024. This amount is expected to be recognized over a weighted average period of two years. The Company's policy is to recognize forfeitures as they occur.

NOTE 11. Employee Benefits

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. The Company matches 50 percent of employee contributions, on a maximum of six percent of salary deferred. The 401(k) plan includes a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Qualifying employees receive non-elective safe-harbor contributions equal to three percent of their salary. Company match and safe-harbor contributions are contributed each pay period. Qualifying employees will receive an additional annual contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $2.2 million in 2024 and 2023.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $4 thousand at December 31, 2024 and 2023. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $27 thousand in 2024 and $29 thousand in 2023. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

The Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $250 thousand at December 31, 2024 and 2023.

See Note 18 with respect to financial instruments with off-balance-sheet risk.

NOTE 13. Leases

The Company leases certain office properties and equipment used in its operations in the normal course of business. Leases greater than 12 months in duration are recorded in the consolidated balance sheets at the lease commencement date and are classified as either operating or finance leases based on the Company's assessment of the underlying agreement. During the fourth quarter of 2024, the Company completed a sales-leaseback transaction for its operating center and branch property in Winchester, Virginia. This long-term lease agreement resulted in the initial recognition of a right-of-use asset and lease liability of $5.5 million.

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

The Company has five long-term lease agreements for office properties which are all classified as operating leases. These leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised. These lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Right-of-use assets and leases liabilities are included in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

The following tables present information about the Company’s leases:

(dollars in thousands)	December 31, 2024	December 31, 2023
Lease liability	$9,779	$4,653
Right-of-use asset	$9,465	$4,387
Weighted average remaining lease term	12 years	14 years
Weighted average discount term	4.16%	3.09%

	Twelve Months Ended
Lease Cost	December 31, 2024	December 31, 2023
Operating lease cost	$528	$528
Variable lease cost	—	—
Short-term lease cost	14	14
Total lease cost	$542	$542

Cash paid for amounts included in the measurement of lease liabilities	$480	$473

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

As of
Lease payments due	December 31, 2024
Twelve months ending December 31, 2025	$1,025
Twelve months ending December 31, 2026	932
Twelve months ending December 31, 2027	943
Twelve months ending December 31, 2028	964
Twelve months ending December 31, 2029	986
Thereafter	7,973
Total undiscounted cash flows	$12,823
Discount	(3,044)
Lease liability	$9,779

NOTE 14. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business. The aggregate balance of loans to directors, principal officers and their related parties was $5.7 million and $5.0 million at December 31, 2024 and 2023, respectively. These balances reflect total principal additions of $1.4 million and total principal payments of $726 thousand, during 2024. The aggregate balance of deposits from directors, principal officers and their related parties was $7.4 million and $7.0 million at December 31, 2024 and 2023, respectively.

NOTE 15. Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Bank utilizes the risk-based capital framework for its presentation of capital amounts and ratios.

At December 31, 2024, and 2023, management believes the Bank met all capital adequacy requirements to which it was subject. Additionally, at December 31, 2024, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Bank’s actual capital amounts and ratios at December 31, 2024 and 2023:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2024
Common Equity Tier 1 Capital to Risk Weighted Assets	$166,145	11.04%	$67,723	4.50%	$97,822	6.50%
Total Capital to Risk Weighted Assets	180,638	12.00%	120,397	8.00%	150,496	10.00%
Tier 1 Capital to Risk Weighted Assets	166,145	11.04%	90,298	6.00%	120,397	8.00%
Tier 1 Capital to Average Assets	166,145	8.79%	75,568	4.00%	94,460	5.00%

December 31, 2023
Common Equity Tier 1 Capital to Risk Weighted Assets	$155,453	10.27%	$68,121	4.50%	$98,397	6.50%
Total Capital to Risk Weighted Assets	168,925	11.16%	121,104	8.00%	151,380	10.00%
Tier 1 Capital to Risk Weighted Assets	155,453	10.27%	90,828	6.00%	121,104	8.00%
Tier 1 Capital to Average Assets	155,453	8.48%	73,367	4.00%	91,709	5.00%

In addition to the minimum regulatory capital required for capital adequacy purposes under the risk-based capital framework, financial institutions also required to maintain a minimum capital conservation buffer of greater than 2.5% in order to avoid restrictions on capital distributions and other payments. At December 31, 2024 and 2023, the Bank's capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer.

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

At December 31, 2024, the Bank’s retained earnings available for the payment of dividends to the Company was $34.4 million. Accordingly, $112.5 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2024. Funds available for loans or advances by the Bank to the Company amounted to $18.1 million at December 31, 2024.

NOTE 17. Dividend Investment Plan

The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at its fair market value on each dividend record date. Shares of common stock purchased through the Plan can be purchased at a price equal to the market price of the shares. No changes have been made to the operation of the dividend reinvestment features of the Plan during 2024 and 2023.

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

The Company’s exposure to credit losses is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. As of January 1, 2023, unfunded loan commitments that are not unconditionally cancelable by the Company are measured for expected credit losses under ASU 2016-13. The adoption of ASU 2016-13 on January 1, 2023, resulted in an adjustment to the Company's reserve for unfunded loan commitments of $406 thousand. At December 31, 2024 and 2023, the reserve balance totaled $505 thousand and $479 thousand, respectively.

At December 31, 2024 and 2023, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Commitments to extend credit	$32,793	$37,724
Unfunded commitments under lines of credit	196,903	227,717
Commercial and standby letters of credit	2,602	3,964

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. At December 31, 2024, $2.5 million of the outstanding letters of credit were collateralized.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2024 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $7.9 million.

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

Noninterest income disaggregated by major source, for the years ended December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Noninterest income:
Wealth management fees (1):
Trust asset management fees	$4,333	$3,871
Brokerage commissions	1,291	1,055
Service charges on deposit accounts (1):
Overdrawn account fees	1,500	1,399
Monthly and other service charges	436	411
Other service charges and fees:
Interchange fees (1)	3,402	449
ATM fees (1)	361	3,392
Other charges and fees (2)	416	572
Gain on the sale and disposal of bank premises and equipment (1)	3,863	14
Gain on the sale of marine finance assets	—	435
Gain on sale of loans	2,141	1,428
Small business investment company income	1,357	385
Bank owned life insurance income	1,981	713
Other operating income (3)	476	656
Total noninterest income	$21,557	$14,780

(1)
Income within the scope of Topic 606.
(2)
Includes income within the scope of Topic 606 of $440 thousand and $327 thousand for the years ended December 31, 2024 and 2023, respectively. The remaining balance is outside the scope of Topic 606.
(3)
Includes income within the scope of Topic 606 of $406 thousand and $393 thousand for the years ended December 31, 2024 and 2023, respectively. The remaining balance is outside the scope of Topic 606.

Contract Balances

The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2024 and December 31, 2023, the Company did not have any significant contract balances.

NOTE 20. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2024 and 2023 are summarized as follows:

	2024
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$21,903	$21,738	$23,686	$23,994
Net interest income after provision for credit losses	11,940	11,975	11,613	13,148
Noninterest income	3,480	4,305	5,251	8,521
Noninterest expenses	12,377	12,510	12,890	13,555
Income before income taxes	3,043	3,770	3,974	8,114
Net income	2,548	3,185	3,424	6,186
Net income per common share, basic	0.72	0.89	0.97	1.74
Net income per common share, diluted	0.72	0.89	0.97	1.74
Dividends per common share	0.30	0.30	0.30	0.31

	2023
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$18,550	$20,355	$22,182	$22,006
Net interest income after provision for credit losses	11,972	12,030	12,691	11,914
Noninterest income	3,534	3,366	4,218	3,662
Noninterest expenses	12,386	12,955	14,133	13,280
Income before income taxes	3,120	2,441	2,776	2,296
Net income	2,585	2,058	2,319	2,395
Net income per common share, basic	0.73	0.58	0.66	0.69
Net income per common share, diluted	0.73	0.58	0.66	0.69
Dividends per common share	0.30	0.30	0.30	0.30

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023:

		Fair Value Measurements at
		December 31, 2024
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,668	$—	$7,668	$—
Mortgage-backed securities	104,967	—	104,967	—
Obligations of states and political subdivisions	4,645	—	4,645	—
Subordinated debt	4,050	—	4,050	—
Derivative:
Interest rate swaps on loans	1,466	—	1,466	—
Fair value swap	93	—	93	—
Total assets at fair value	$122,889	$—	$122,889	$—
Liabilities:
Interest rate swaps on loans	$1,466		$1,466	$—
Total liabilities at fair value	$1,466	$—	$1,466	$—

		Fair Value Measurements at
		December 31, 2023
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$8,591	$—	$8,591	$—
Mortgage-backed securities	118,822	—	118,822	—
Obligations of states and political subdivisions	5,931	—	5,931	—
Subordinated debt	4,099	—	4,099	—
Derivative:
Interest rate swaps on loans	1,465	—	1,465	—
Total assets at fair value	$138,908	$—	$138,908	$—
Liabilities:
Interest rate swaps on loans	$1,465		$1,465	$—
Total liabilities at fair value	$1,465	$—	$1,465	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. At December 31, 2024, there were two collateral-dependent relationships totaling $908 thousand, which were individually evaluated and are being carried at fair value of $659 thousand. These two relationships represent four commercial business loans collateralized by equipment. There were no individually evaluated collateral dependent loans recorded at fair value at December 31, 2023.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses on loans. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value component in its valuation follows the provisions of GAAP. The Company held no other real estate owned at December 31, 2024 and December 31, 2023.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as collateral dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held $514 thousand and $304 thousand at December 31, 2024 and December 31, 2023, respectively. Repossessed assets are included in other assets in the Consolidated Balance Sheets.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. These loans consisted of one-to-four family residential loans originated for sale in the secondary market at December 31, 2024. Fair value is based on prices the secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at December 31, 2024 and December 31, 2023.

The following tables summarize the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2024 and 2023:

		Carrying value at
		December 31, 2024
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral dependent individually evaluated loans	$659	$—	$—	$659
Nonfinancial Assets:
Repossessed assets	514	—	—	514

		Carrying value at
		December 31, 2023
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Nonfinancial Assets:
Reposessed assets	$304	$—	$—	$304

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at December 31, 2024 and 2023:

Quantitative information about Level 3 Fair Value Measurements
December 31, 2024
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	16%	16%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

(1)
Weighted based on the relative fair values of the specific items measured at fair value.

	December 31, 2023
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (2)
Assets:
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

(2)
Weighted based on the relative fair values of the specific items measured at fair value.

The carrying amount and fair value of the Company’s financial instruments at December 31, 2024 and 2023 were as follows:

		Fair Value Measurements at
		December 31, 2024
		Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
	(in thousands)
Financial Assets:
Cash and short-term investments	$193,159	$193,159	$—	$—	$193,159
Securities available for sale	121,330	—	121,330	—	121,330
Restricted Investments	7,557	—	7,557	—	7,557
Loans held for sale	2,660	—	2,660	—	2,660
Loans, net	1,452,022	—	—	1,358,734	1,358,734
Bank owned life insurance	30,621	—	30,621	—	30,621
Accrued interest receivable	5,149	—	5,149	—	5,149
Derivative assets	1,559	—	1,559	—	1,559
Financial Liabilities:
Deposits	$1,575,156	$—	$1,575,743	$—	$1,575,743
Federal Home Loan Bank advances, short-term	25,000	—	25,006	—	25,006
Federal Home Loan Bank advances, long-term	95,000	—	95,242	—	95,242
Subordinated debt	29,512	—	26,148	—	26,148
Accrued interest payable	2,249	—	2,249	—	2,249
Derivative liabilities	1,466	—	1,466	—	1,466

		Fair Value Measurements at
		December 31, 2023
		Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
	(in thousands)
Financial Assets:
Cash and short-term investments	$138,353	$138,353	$—	$—	$138,353
Securities available for sale	137,443	—	137,443	—	137,443
Restricted Investments	9,568	—	9,568	—	9,568
Loans held for sale	1,661		1,661		1,661
Loans, net	1,448,193	—	—	1,377,017	1,377,017
Bank owned life insurance	29,575	—	29,575	—	29,575
Accrued interest receivable	5,008	—	5,008	—	5,008
Interest rate swaps	1,465	—	1,465	—	1,465
Financial Liabilities:
Deposits	$1,506,322	$—	$1,506,147	$—	$1,506,147
Federal Home Loan Bank advances, short-term	20,000	—	19,954	—	19,954
Federal Home Loan Bank advances, long-term	145,000	—	145,141	—	145,141
Subordinated debt	29,444	—	25,581	—	25,581
Accrued interest payable	2,364	—	2,364	—	2,364
Interest rate swaps	1,465	—	1,465	—	1,465

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

Changes to accumulated other comprehensive (loss) by components are shown in the following tables for the years ended December 31, 2024 and 2023:

	Twelve Months Ended
	December 31,
	2024			2023
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(18,020)	$14	$(18,006)	$(20,465)	$19	$(20,446)
Other comprehensive (loss) income before reclassifications	(791)	(11)	(802)	3,095	(8)	3,087
Tax effect of current period changes	166	2	168	(650)	3	(647)
Current period changes net of taxes	(625)	(9)	(634)	2,445	(5)	2,440
December 31	$(18,645)	$5	$(18,640)	$(18,020)	$14	$(18,006)

For the years ended December 31, 2024 and 2023, there were no reclassifications out of accumulated other comprehensive loss.

NOTE 23. Condensed Financial Information – Parent Company Only

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Balance Sheets

December 31, 2024 and 2023

(dollars in thousands)

	2024	2023
Assets
Cash held in subsidiary bank	$1,509	$1,125
Investment in subsidiary	146,851	136,130
Other assets	477	906
Total assets	$148,837	$138,161

Liabilities and Shareholders’ Equity
Subordinated debt	$29,512	$29,444
Other liabilities	338	338
Total liabilities	$29,850	$29,782

Shareholders’ Equity
Common stock	$8,714	$8,660
Surplus	14,901	14,280
Retained earnings	114,012	103,445
Accumulated other comprehensive (loss)	(18,640)	(18,006)
Total shareholders’ equity	$118,987	$108,379
Total liabilities and shareholders’ equity	$148,837	$138,161

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Income

Years Ended December 31, 2024 and 2023

(dollars in thousands)

	2024	2023
Income
Dividends from subsidiary bank	$5,000	$4,000
Total income	$5,000	$4,000

Expenses
Interest expense on subordinated debt	$1,417	$1,417
Other operating expenses	432	523
Total expenses	$1,849	$1,940
Income before income tax (benefit) and equity in undistributed earnings of subsidiary bank	$3,151	$2,060

Income Tax (Benefit)	(361)	(413)
Income before equity in undistributed earnings of subsidiary bank	$3,512	$2,473

Equity in Undistributed Net Income of Subsidiary Bank	11,831	6,884
Net income	$15,343	$9,357
Comprehensive income	$14,709	$11,797

EAGLE FINANCIAL SERVICES, INC.

(Parent Company Only)

Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(dollars in thousands)

	2024	2023
Cash Flows from Operating Activities
Net Income	$15,343	$9,357
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation expense	912	1,213
Undistributed earnings of subsidiary bank	(11,831)	(6,884)
Amortization of debt issuance costs	67	67
Changes in assets and liabilities:
Decrease (increase) in other assets	429	(451)
Net cash provided by operating activities	$4,920	$3,302

Cash Flows from Investing Activities
Capital contribution to bank subsidiary	$—	$(6,000)
Net cash (used in) investing activities	$—	$(6,000)

Cash Flows from Financing Activities
Cash dividends paid	(4,299)	(4,229)
Issuance of common stock, employee benefit plan	—	132
Retirement of common stock	(237)	(302)
Net cash (used in) financing activities	$(4,536)	$(4,399)
Increase (decrease) increase in cash	$384	$(7,097)

Cash
Beginning	$1,125	$8,222
Ending	$1,509	$1,125

NOTE 24. Other Real Estate Owned

The following table is a summary of other real estate owned ("OREO") activity for the twelve months ended December 31, 2023. There were no OREO assets at or during the twelve months ended December 31, 2024.

Year Ended
December 31,
2023
Balance, beginning	$108
Net loans transferred to OREO	—
Gain on foreclosure	—
Sales	(108)
Valuation adjustments	—
Balance, ending	$—

There were no real estate loans in the process of foreclosure at December 31, 2024 and December 31, 2023.

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

At December 31, 2024 and 2023, the balance of the investments for qualified affordable housing projects was $1.3 million and $2.0 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. There were no unfunded commitments related to the Company's qualified affordable housing projects at December 31, 2024 and 2023.

During the twelve months ended December 31, 2024 and 2023, the Company recognized amortization expense of $295 thousand and $265 thousand. Beginning in 2024, upon adoption of ASU 2023-02, the amortization expense was included in income tax expense, while in 2023 and prior it was included in other operating expenses on the Consolidated Statements of Income.

Total estimated credits to be received during 2024 are $304 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during 2024 and 2023 were $304 thousand and $389 thousand, respectively.

NOTE 26. Derivatives

The Company uses derivative financial instruments primarily to manage risks to the Company associated with changing interest rates, and to assist customers with their risk management objectives. Derivative contracts that are not designated in a qualifying hedging relationships include customer accommodation loan swaps.

On August 15, 2024, the Company executed a 2-year, 3.862% pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $35.0 million. The Company receives a variable rate equal to daily secured overnight financing rate ("SOFR"). This swap will terminate on August 15, 2026. The Company designated the fair value swap under the portfolio layer method ("PLM"). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value as either an other asset or other liability on the Consolidated Balance Sheets, with changes in fair value recognized in net loans. The carrying value of the fair value swap on the Consolidated Balance Sheets will also be adjusted through loan interest income, based on changes in the fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset at December 31, 2024.

	December 31, 2024
	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment
	(in thousands)
Loans receivable (1)	$34,916	$(84)

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the hedged period. As of December 31, 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $506.4 million and the cumulative basis adjustment associated with this hedging relationship was $(84) thousand. At December 31, 2024, the amount of the designated hedged item was $35.0 million.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the twelve months ended December 31, 2024.

Twelve Months Ended
December 31,
2024
(in thousands)
Hedged asset	$132
Fair value derivative designated as hedging instrument	9
Total gain recognized in the consolidated statement of income within interest and fees on loans	$141

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

The following tables summarize key elements of the Company's derivative instruments at December 31, 2024 and 2023.

	December 31, 2024
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$44,203	$276	$1,190
Matched interest rate swaps with counterparty	44,203	1,190	276

	December 31, 2023
	Notional Amount	Assets	Liabilities
	(in thousands)
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$41,051	$844	$621
Matched interest rate swaps with counterparty	41,051	621	844

NOTE 27. Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management.

The community banking segment offers a wide range of retail and commercial banking services in the form of loan and deposit products. Revenues consist primarily of net interest income related to investments in non-marine loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. For the year ended December 31, 2024, non-interest community banking revenue increased, in part, due to the sale of the Company's operating center and branch building in a sales-leaseback transaction, resulting in a realized gain of $3.9 million.

Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine vessel retail loans originated through August 2023, at which time the Company ceased accepting new marine lending business. The balance of the marine loan portfolio, which constitutes a significant portion of the Company's assets, revenues, and earnings, totaled $210.1 million at December 31, 2024. This balance will continue to decline as the loans are repaid.

The wealth management segment offers both a trust department and investment services. Trust department services include a full range of personal and retirement plan services, and investment services products include, among other products, annuities, IRA's, life insurance, fixed income investing, and full service or discount brokerage services. Non-deposit investment products are offered through a third-party service provider.

Financial information of the parent company is included in the "All Other" category. The parent company's revenue and expenses are comprised primarily of interest expense associated with subordinated debt.

The Company's segment structure reflects the financial information and reports used by our chief operating decision maker to make decisions regarding the business, including resource allocations and performance. Our Chief Executive Officer is the chief operating decision maker ("CODM"). We evaluate performance and allocate resources based on the operating income of each operating segment. The CODM uses segment operating income in the annual budget process. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Community Banking.

The following table provides income and asset information as of and for the twelve months ended December 31, 2024 and 2023, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income.

	Twelve Months Ended
	December 31, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$78,805	$12,516	$—	$—	$—	$91,321
Interest Expense	33,049	5,628	—	1,417	—	40,094
Net Interest Income (Expense)	45,756	6,888	—	(1,417)	—	51,227
Gain on sales of loans	2,141	—	—	—	—	2,141
Other noninterest income	13,792	—	5,624	—	—	19,416
Net Revenue	61,689	6,888	5,624	(1,417)	—	72,784
Provision for credit losses	2,403	148	—	—	—	2,551
Salaries and employee benefits	28,224	—	1,734	101	—	30,059
Occupancy expenses	1,987	—	90	—	—	2,077
Professional fees	1,723	25	—	317	—	2,065
Data processing fees	2,399	—	19	—	—	2,418
Other noninterest expense	13,115	604	980	14	—	14,713
Total Noninterest Expenses	47,448	629	2,823	432	—	51,332
Income (loss) before taxes	11,838	6,111	2,801	(1,849)	—	18,901
Income tax expense (benefit)	2,048	1,283	588	(361)	—	3,558
Net Income (loss)	$9,790	$4,828	$2,213	$(1,488)	$—	$15,343

Other data:
Capital expenditures	$1,017	$—	$2	$—	$—	$1,019
Depreciation and amortization	1,349	—	127	67	—	1,543

	Twelve Months Ended
	December 31, 2023
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$67,955	$15,138	$—	$—	$—	$83,093
Interest Expense	25,850	5,570	—	1,417	—	32,837
Net Interest Income (Expense)	42,105	9,568	—	(1,417)	—	50,256
Gain on sales of loans	1,117	311	—	—	—	1,428
Other noninterest income	7,348	1,078	4,926	—	—	13,352
Net Revenue	50,570	10,957	4,926	(1,417)	—	65,036
Provision for credit losses	2,051	(402)	—	—	—	1,649
Salaries and employee benefits	26,948	1,854	1,407	97	—	30,306
Occupancy expenses	2,080	3	119	—	—	2,202
Professional fees	1,452	684	—	404	—	2,540
Data processing fees	1,907	—	28	—	—	1,935
Other noninterest expense	12,092	2,565	1,092	22	—	15,771
Total Noninterest Expenses	44,479	5,106	2,646	523	—	52,754
Income (loss) before taxes	4,040	6,253	2,280	(1,940)	—	10,633
Income tax expense (benefit)	(103)	1,313	479	(413)	—	1,276
Net Income (loss)	$4,143	$4,940	$1,801	$(1,527)	$—	$9,357

Other data:
Capital expenditures	$1,035	$36	$—	$—	$—	$1,071
Depreciation and amortization	1,573	224	126	67	—	1,990

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at December 31, 2024	$1,645,219	$218,055	$955	$1,986	$—	$1,866,215
Total assets at December 31, 2023	1,562,600	261,011	1,080	906	—	1,825,597

NOTE 28. Subsequent Events

On February 10, 2025, the Company completed a public stock offering and issued 1,562,500 shares of its common stock, $2.50 par value per share. On February 13, 2025, an additional 234,375 shares were issued upon exercise of the underwriters overallotment option. The public offering price was $32.00. The proceeds to the Company, after deducting the underwriting discount and commissions but before deducting operating expenses payable by the Company, were $53.8 million. The offering of common stock was made pursuant to a registration statement on Form S-3 (File No. 333-269804) that was declared effective by the SEC on February 28, 2023. A final prospectus supplement dated February 6, 2025 and accompanying prospectus dated February 28, 2023, which form part of the registration statement have been filed with the SEC.

In conjunction with its add-on capital offering completed in February of 2025, the Company executed on its strategy to restructure its investment portfolio. In March of 2025, approximately $100 million available for sale securities, with a weighted average yield of 1.72%, have been sold and resulting sales proceeds have been used to purchase approximately $76 million in available for sale securities with a weighted average yield of 4.70%. The Company anticipates that a pre-tax loss of approximately $12.4 million resulting from the sales of the investment securities will be recognized in the first quarter of 2025.

The restructuring is expected to result in improved core net income, net interest income and margin and return on average assets. Additionally, it will shorten the duration of the securities portfolio and strengthen liquidity management.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2024, using the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2024, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be held May 20, 2025.

The Company has adopted a Code of Conduct and Ethics Policy that applies to the Company’s directors, officers and employees and that includes insider trading policies and procedures that govern the purchase, sale, and/or other transactions in the Company’s securities. A copy of the Company’s Code of Conduct and Ethics Policy is filed as Exhibit 14.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be held May 20, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be held May 20, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be held May 20, 2025.

Item 14. Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be held May 20, 2025.

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

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 20, 2021).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

4.2	Form of 4.50% Fixed to Floating Rate Subordinated Note due April 1, 2032 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 5, 2022).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of Brandon C. Lorey (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

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

10.5	Amended and Restated Employment Agreement of Joseph T. Zmitrovich (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 3, 2022).*

10.6	Amended and Restated Employment Agreement of Kaley P. Crosen (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

10.7	Amended and Restated Employment Agreement of Kathleen J. Chappell (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 16, 2020).*

10.8	Eagle Financial Services, Inc. Dividend Investment Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-3, File No. 333-209460, filed on February 10, 2016).*

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

10.13

Form of Restricted Stock Award Agreement for the Eagle Financial Services, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2024).

10.14

Form of Performance Restricted Stock Award Agreement for the Eagle Financial Services, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2024).

10.15

Form of Non-Employee Director Restricted Stock Award Agreement for the Eagle Financial Services, Inc. 2023 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2024).

14.1	Eagle Financial Services, Inc. Code of Conduct and Ethics Policy

21.1	Subsidiary of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Eagle Financial Services, Inc. Clawback Policy

101

The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders” Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (included with Exhibit 101).

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
Brandon C. Lorey
President and Chief Executive Officer

Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2025.

Signature	Title

/s/ BRANDON C. LOREY	President, Chief Executive Officer, and Director (principal executive officer)
Brandon C. Lorey

/s/ KATHLEEN J. CHAPPELL	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Kathleen J. Chappell

/s/ THOMAS T. GILPIN	Chairman of the Board and Director
Thomas T. Gilpin

/s/ ROBERT W. SMALLEY, JR.	Vice Chairman of the Board and Director
Robert W. Smalley, Jr.

/s/ CARY C. NELSON	Director
Cary C. Nelson

/s/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/s/ SCOTT M. HAMBERGER	Director
Scott M. Hamberger

/s/ EDWARD HILL, III	Director
Edward Hill, III

/s/ TATIANA C. MATTHEWS	Director
Tatiana C. Matthews

/s/ JOHN R. MILLESON	Director
John R. Milleson

/s/ DOUGLAS C. RINKER	Director
Douglas C. Rinker

/s/ JOHN D. STOKELY, JR.	Director
John D. Stokely, Jr.